Form 10-K
period 2006-12-28
National CineMedia, Inc.
filed 2007-03-28
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-33296

NATIONAL CINEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5665602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9110 East Nichols Avenue, Suite 200 Centennial, Colorado	80112-3405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 792-3600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). .     Yes  ☐    No  ☑

The initial public offering of National CineMedia, Inc.’s common stock, par value $0.01 per share, was completed on February 13, 2007. There was no public market for the Company’s common stock prior to that date.

As of March 22, 2007, 42,000,000 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as those discussed elsewhere in this Form 10-K.

In this document, unless the context otherwise requires:

•	“NCM Inc.,” “we,” “us” or “our” refer to National CineMedia, Inc., a newly-formed Delaware corporation, and its consolidated subsidiary National CineMedia, LLC;

•

“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company that is the current operating company for our business, which NCM Inc. acquired an interest in, and become a member and the sole manager of, upon completion of our initial public offering (the “offering”), which closed on February 13, 2007;

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, and American Multi-Cinema, Inc., which became party to an amended and restated exhibitor services agreement with NCM LLC upon completion of the offering;

•

“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which became party to an amended and restated exhibitor services agreement with NCM LLC upon completion of the offering; and

•

“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which became party to an amended and restated exhibitor services agreement with NCM LLC upon completion of the offering.

Item 1.	Business

The Company

National CineMedia, Inc., a Delaware corporation organized on October 5, 2006, is a holding company that manages its consolidated subsidiary NCM LLC, but has no business operations or material assets other than its ownership interest of approximately 44.8% of the common membership units in NCM LLC in connection with the initial public offering of NCM Inc. as discussed more fully in “Corporate History” below. NCM LLC’s founding members, AMC, Cinemark and Regal, hold the remaining 55.2% of NCM LLC’s common membership units. Our only source of cash flow from operations will be distributions from NCM LLC pursuant to the NCM LLC operating agreement. We also receive management fees pursuant to a management services agreement between us and NCM LLC as reimbursement of certain administrative expenses.

NCM LLC has long-term exhibitor services agreements with NCM LLC’s founding members—AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S.—and multi-year agreements with several other theatre operators whom we refer to as network affiliates. The exhibitor services agreements grants exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. The network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising on their theatre screens.

During the year ended December 28, 2006, we generated pro forma revenue, operating income and adjusted EBITDA of $275.7 million, $126.8 million and $138.3 million, respectively. See the notes to “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Summary Historical and Pro Forma Financial and Operating Data” and the unaudited pro forma financial information contained elsewhere in this document for a discussion of the calculation of adjusted EBITDA. For additional financial information about our business, including factors which affect comparability of our financial results across periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” NCM LLC’s historical financial statements and related notes, and the unaudited pro forma financial information included elsewhere in this document. Our historical operating and pro forma results for these periods do not include payments that will be made by AMC to us pursuant to the Loews screen integration agreement as such payments will be recorded directly to our equity account for accounting purposes. These Loews payments would have been $9.6 million for the year ended December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Company Following the Completion of the Offering—Loews Payments.”

We maintain a website at www.ncm.com, on which we will post our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. You may read and copy any materials we file with the Securities and Exchange Commission at the Securities and Exchange Commission Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The Securities and Exchange Commission also maintains a website that contains our reports and other information at www.sec.gov.

Description of Business

Overview

We operate the largest digital in-theatre network in North America that allows us to distribute advertisements and other content for our advertising, meetings and events businesses utilizing our proprietary digital content network. We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute a branded, pre-feature entertainment and advertising program called “FirstLook,” along with an advertising program for our lobby entertainment network and various marketing and promotional products in theatre lobbies; for the year ended December 28, 2006, advertising accounted for 90.7% of our total pro forma revenue;

•

CineMeetings: We facilitate live and pre-recorded networked and single-site meetings and corporate events in the movie theatres throughout our network; for the year ended December 28, 2006, CineMeetings accounted for 7.9% of our total pro forma revenue; and

•

Digital Programming Events (now known as NCM Fathom): We distribute live and pre-recorded concerts, sporting events and other entertainment programming content to theatres across our digital network; for the year ended December 28, 2006, digital programming events accounted for 1.3% of our total pro forma revenue.

We believe that the reach, scope and digital delivery capability of our network provide an effective platform for national, regional and local advertisers to reach a young, affluent and engaged audience on a highly targeted and measurable basis. Our network is currently located in 46 states and the District of Columbia and covers all of the top 25, as well as 49 of the top 50, Designated Market Areas®, or DMAs®, and 154 DMAs® in total. DMA® is a registered trademark of Nielsen Media Research, Inc. During 2006, approximately 550 million patrons, representing 38% of the total U.S. theatre attendance, attended movies shown in theatres owned by NCM LLC’s founding members. As of December 28, 2006, we had a total of 14,081 screens in our network, as set forth in the table below:

Our Network*

(as of December 28, 2006)

		Screens
	Theatres	Digital	Total
Founding Members	1,025	11,202	13,127
Network Affiliates	88	261	954

Total	1,113	11,463	14,081

*	Excludes Loews Cineplex Entertainment Inc.

On January 26, 2006, AMC acquired the Loews theatre circuit. As of December 28, 2006, Loews operated approximately 108 theatres with 1,305 screens. The Loews screens will become part of our network on an exclusive basis beginning on June 1, 2008, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising existing on May 31, 2008. During 2006, approximately 63.2 million movie patrons attended Loews’ theatres in the United States.

On-Screen Advertising

Our on-screen digital pre-feature show consists of a national and regional FirstLook program and a local advertising presentation. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised movie show time. National advertising is sold on a CPM (cost per thousand) basis, while local and regional advertising is sold on a per-screen, per-week basis. While we generally sell our network as one single national network, we also have the ability to sell portions of our network on a regional basis, offering various price points for national advertisers and expanding the range of potential buyers.

The pre-feature show begins with a three to five-minute looping segment which consists of a digital carousel of static and moving slide images. This program can loop partially or repeatedly and provides a mechanism to contract or expand the pre-feature show depending on the time between feature film presentations. The digital slides shown at the beginning of the pre-feature show represent primarily local advertising, which generally is our lowest cost advertising inventory. We often bundle time in the digital slide presentation with other local on-screen or lobby advertising inventory.

Following the conclusion of the digital carousel, the branded FirstLook program commences with a digital full-motion presentation. In January 2006, FirstLook replaced the entertainment pre-shows of AMC and Regal in order to provide a more entertaining pre-feature program for theatre patrons and a more effective advertising platform. The FirstLook program integrates advertising with entertainment content segments from our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 minutes prior to the advertised show time and generally includes local and regional advertising. Segments three and four generally compete against the spot broadcast television market for advertising spending. Segment three typically begins approximately 18 minutes prior to the advertised show time. Segment three includes a two and one-half minute entertainment content segment from our content partners and advertising spots, usually from regional advertisers or national companies with limited advertising budgets. Segment two and segment one run closest to the advertised show time and comprise our most valuable advertising inventory. Both segment two and segment one include a two and one-half minute entertainment content segment from our content partners and advertisements from national advertisers. Segment two and segment one begin approximately 13 minutes and eight minutes, respectively, before the advertised show time.

The film trailers that typically run before the feature film are not part of FirstLook. Film trailers do not begin until after the FirstLook program ends at or about the advertised showtime.

Our entertainment content segments are provided to us under multi-year contractual arrangements with leading media companies that we refer to as content partners. Under the terms of these contracts, our content partners make available to us original content segments and make long term commitments to buy a portion of our advertising inventory. These multi-year contracts represented 18.1% of our pro forma total revenue for the year ended December 28, 2006. Our content partners currently include Discovery Communications, Inc., or Discovery; NBC Universal, or NBC; Sony Pictures Entertainment, or Sony; Turner Broadcasting System Inc., or TBS; and Universal City Studios, or Universal. The original content produced by these partners typically features behind-the-scenes interviews with producers, directors and actors or “making-of” segments relating to feature films or upcoming broadcast or cable television shows.

We offer multiple versions of FirstLook each month, generally tailored to a specific film rating category. This programming flexibility provides advertisers with the ability to target specific audience demographics and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. We rotate the entertainment content segments between theatres approximately every two weeks to ensure that frequent movie-goers are entertained by fresh content.

Our goal in creating FirstLook as a branded entertainment program is to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas. To that end, we encourage advertisers to provide us with advertisements before they are shown in other media platforms or with original content that is specifically created for cinema. We also offer pre- and post-production services to our clients (primarily local) for a fee to enhance the quality of the content we display.

The FirstLook program also includes up to two minutes for founding member advertisements to promote various activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. This time is provided by us to the founding members at no charge and includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 11 minutes of show time, and the remainder placed at our discretion. We may move the placement of the founding member advertisements up to one minute further from the advertised movie show time if NCM LLC sells additional advertising units to third parties that follow the founding member advertisements.

Under the exhibitor services agreements, the last 90 seconds of the FirstLook program will be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires and the agreements with our content partners represented approximately 34.4% of our total revenue for the year ended December 28, 2006 on a pro forma basis.

Lobby Network and Promotions

Lobby Entertainment Network. Our lobby entertainment network is a network of television and high-definition plasma screens strategically located throughout the lobbies of a majority of our digitally equipped theatres. As of December 28, 2006, we had 1,792 screens in 693 theatres connected to our digital content network. The lobby entertainment network screens are strategically placed in high-traffic locations such as concession stands and auditorium waiting areas. Programming on our lobby entertainment network consists of an approximately 30-minute loop of five branded entertainment content segments created specifically for the lobby with advertisements running between each segment. Our lobby entertainment network programming is distributed by our network operations center and has the same programming flexibility as the FirstLook on-screen programming. The lobby entertainment network is currently displaying the same program simultaneously on all screens within a given theatre, which we believe provides the maximum impact for our advertisers. A study of our lobby entertainment network conducted by RH Bruskin Marketing, Inc. in June 2005 showed that the combination of screen placement, high-impact content and advertising produced recall rates that were three times those of prime time television advertising. We sell advertising on the lobby entertainment network individually or bundled with on-screen or other lobby promotions. The lobby entertainment network programming includes up to two minutes for founding member advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member, vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the lobby entertainment network programming includes up to two minutes, one minute of which we provide to the founding member at no cost and one minute of which the founding member may purchase, to promote certain non-exclusive cross-marketing relationships entered into by the founding members for the purpose of increasing attendance or revenue, other than from advertising, which we call strategic programs.

Under the terms of the exhibitor services agreements, the founding members also have the right to install additional screens in their theatre lobbies, which would not display our lobby entertainment network programming, and would be used to promote their theatre concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

Lobby Promotions. We also sell a wide variety of advertising and promotional products in our theatre lobbies. These products can be sold individually or bundled with an on-screen or lobby entertainment network advertising package. Lobby promotions typically include:

•	advertising on tickets and concession items such as beverage cups, popcorn bags and kids’ trays;

•	coupons and promotional materials, which are customizable by film or film rating category and are distributed to ticket buyers at the box office;

•	product sampling and display; and

•	signage throughout the lobbies, including posters, banners, counter cards, danglers, floor mats, standees and window clings.

Under the terms of the exhibitor services agreements, the founding members may conduct a limited number of lobby promotions at no charge in connection with their strategic programs, however, such activities will not reduce the lobby promotions inventory available to us.

Our ability to provide in-lobby marketing and promotional placements in conjunction with our other marketing solutions allows us to provide integrated marketing products to advertisers with multiple interactions with theatre patrons throughout the movie-going experience, which we believe is a competitive advantage over other national media platforms.

CineMeetings

Our CineMeetings business facilitates live and pre-recorded networked and single-site business meetings and corporate events in movie theatres. These events are typically scheduled from Monday through Thursday during off-peak hours while theatre attendance for movies is traditionally low. Clients can communicate on a live basis to audiences located in auditoriums connected to our cinema broadcast network. As of December 28, 2006, there were 173 locations set up to accommodate live broadcasts. At all of our digital content network locations, in-person presentations or pre-recorded content can be presented. Event content broadcast over our cinema broadcast network or digital content network is encrypted to protect against piracy.

We offer meetings that enhance the educational and entertainment value of a presentation by utilizing the big screen, stadium seating, high-resolution digital projection and audio. Our network also facilitates large meetings in multiple locations across the U.S. We provide centralized event management including booking, event coordination and execution, technical support, promotional tools, advanced audio/visual technologies and catering services. We are able to offer customers a single point of contact and standardized pricing across our network, which dramatically increases the efficiency of booking multi-location events for our clients. By bundling meetings or events with the screening of a feature film, sometimes before the film opens to the general public, our “Meeting and a Movie” product represents one of the more significant points of differentiation between us and other meeting venues such as hotels. We promote our CineMeetings business throughout the theatre. Recent CineMeetings events have included corporate meetings, training seminars, product launches, religious services and sales and marketing events.

Digital Programming Events (NCM Fathom)

Our digital programming events business focuses on the licensing and distribution across our digital network of entertainment programming products and the sale of sponsorships associated with live or pre-recorded programming on an event-by-event basis or for a series of events. In January 2007, we re-branded our digital programming events business NCM Fathom. Our digital content network provides a highly attractive high-definition distribution network for this type of programming and promotional opportunities for national brands. Our digital programming events include live and pre-recorded concerts and music events, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. Event content is broadcast over either our cinema broadcast network or our digital content network and encrypted for piracy protection. As of December 28, 2006, our network has the capability to deliver:

•	live high-definition content to 119 theatres with up to four screens per theatre;

•	live standard definition content to 173 theatres with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all of the 11,463 digital screens in our network.

We advertise digital programming events on our network either through a digital trailer shown after FirstLook or during FirstLook using unsold advertising inventory. Clients who buy event sponsorships associated with digital programming events may use any one of our other advertising services in order to market their brands or products.

In 2005, our digital programming events business held 15 events. In 2006, we held 22 events, and we have 17 events planned for the first half of 2007. We have music content and cross-marketing relationships with Live Nation and AEG Live (an affiliate of the Anschutz Corporation), two of the largest concert promoters in the world, based on the number of tickets sold worldwide in 2005. We believe these new partnerships and others with companies like Control Room (formerly Network Live) will provide us with a consistent supply of music programming and an additional marketing channel for bands, promoters and content owners. In addition, we have an agreement with the New York Metropolitan Opera to distribute live and prerecorded events across our digital network. To date these events have been well received with several market sellouts.

Sales and Marketing

In-Theatre Advertising. We sell and market our in-theatre advertising through our national and regional/local sales and marketing groups.

Our national sales staff of 29 people as of December 28, 2006, is located across the country in our four national sales offices in New York, Woodland Hills (outside Los Angeles), Chicago and Detroit. During 2006, approximately 27% of the compensation for the national sales staff was variable and commission-based, with commissions shared across the team in order to enhance coordination and teamwork. Our national sales organization is highly scalable.

Our regional and local sales staff of 112 people as of December 28, 2006, is located throughout the country, covering approximately 125 screens each and selling directly to our regional and local clients. During 2006, approximately 77% of the compensation for local sales staff is variable based on a commission of collected sales.

During 2005, we created a new senior sales position to focus exclusively on larger regional clients (such as car dealer associations, quick-service restaurant advertising co-ops and state lotteries). We believe sales to regional clients represent a significant growth opportunity and will allow us to increase utilization in the earlier segments of our pre-feature show.

Over the past four years we have increased our advertising revenue base by expanding the number of clients and product categories through sales outreach. We aggressively plan meetings directly with clients and with advertising agencies to educate them on the merits of cinema advertising. We also have a three-person public relations department and a seven-person research department and have commissioned third-party market research on the effectiveness of cinema advertising. This research has provided our customers with compelling statistical evidence of the superiority of our product relative to other broadcast advertising based on metrics such as brand recognition, message recall, and likeability. We believe we are making significant progress toward establishing cinema advertising as a more accountable and effective advertising medium relative to other traditional advertising media and capturing increasing market share from those media.

CineMeetings. We have a staff of 41 people as of December 28, 2006, who are dedicated to sales and marketing of our meetings business. In fiscal 2006, we facilitated over 9,800 meetings.

Digital Programming Events (NCM Fathom). We have a staff of nine people as of December 28, 2006, who are dedicated to sales and marketing of our digital programming events. Over the last year, we have successfully expanded this business segment from 15 events attended by approximately 88,000 patrons throughout 2005, to 22 events attended by approximately 264,000 patrons in the 2006.

Media and Creative Services

Our media and creative services division uses state of the art, proprietary technologies and practices to ensure the highest possible cinema quality presentation of all on-screen content. We believe the expertise of this group in optimizing content for cinema playback has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising customers. We provide a full spectrum of production and post-production services to our clients for a fee, including audio enhancements, color correction and noise reduction, we also upconvert standard definition content to high-definition format, surround sound cinema quality that we distribute over our digital content network, ensuring a pristine, high impact presentation of our clients’ content. Our expertise in tailoring advertisements developed for television to a high-definition cinema playback format that facilitates the ability of national advertisers to display content that optimizes the big-screen format. We also offer creative services to our clients (primarily local), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising. Additionally, our media and creative services ensure the consistent image and sound quality of the pre-feature and event content distributed over our network, which we believe has a positive impact on the audience reaction to and recall of our content and advertisements, as well as the overall quality of movie-goers’ experience. NCM LLC’s founding members also engage us for the production of their on-screen advertisements.

Technology

We utilize digital media, software and network technologies to deliver high-quality cinema advertising, meeting services and digital programming events to screens at our network theatres. These technologies facilitate a higher quality entertainment experience than the slide projectors and provide a lower cost and more programming flexibility than 35 mm “rolling stock” traditionally used in cinema advertising. Moreover, our technology allows us to deliver targeted, measurable advertising messages to consumers and efficiently monitor the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our digital content network satellite, which is operated by Hughes, is used to distribute our FirstLook content to 11,463 screens, 858 theatres and over 2 million seats. Our cinema broadcast network satellite is used to support our digital programming efforts by broadcasting live feeds to 320 screens in 173 theatres and over 93,000 seats. We contract for transponder time on the cinema broadcast network satellite only when we have digital programming events to distribute over the cinema broadcast network.

The satellite technology we use to deliver data provides a cost-effective means to deliver content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help ensure uninterrupted service to theatres. For example, our digital content system has automated implementation capabilities that allow for data files to be multicast to theatres over a large footprint. Our digital content system interfaced with the Hughes system also possesses the ability to dynamically control the quality, timing and completeness of content. The integrated digital content network/digital content system is controlled by our network operations center in our Centennial, Colorado headquarters, which supports and monitors over 35,000 in-theatre hardware devices and more than 143,000 alarm points on the network.

Through our network operations center, we have access to and can monitor and initiate repairs to the equipment in our entire digital network of theatres. Our network operations center operates 24 hours a day, seven days a week. The finalized content is uploaded from our network operations center through the digital content network to theatres well in advance of use. The content will be delivered via multicast technology to all theatres in our network and received by our theatre management system where it is held until displayed according to its contract terms in specified theatre auditoriums. Each theatre auditorium has a client-server architecture that controls the content to be shown in the auditoriums or in the lobby. After the theatre management system receives digital content from the digital content network, confirmation of content playback is returned via satellite to our network operations center.

We have a disaster recovery plan that will provide backup for critical applications at an off-site facility in the event of a catastrophic failure at our network operations center. This facility, located in Salt Lake City, will co-locate our servers in an environmentally secure data center, and is expected to be completed during 2008.

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior, Targeted National Advertising Network

Our national advertising network delivers a young and affluent audience that we believe allows for effective targeting of marketing messages and measurable results, yielding a superior return on investment for advertisers as compared to many traditional media platforms. As a result, we are able to compete effectively for marketing spending by advertisers and have developed relationships with a diversified group of local, regional and national advertising brands and agencies throughout the United States.

•

Extensive National Market Coverage. Our contractual agreements with NCM LLC’s founding members provide exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the United States and allow us to sell advertising nationwide which we distribute using our digital content network. We also have contractual agreements with our network affiliates that give us the exclusive right, subject to limited exceptions, to sell advertising on their theatre screens. As of December 28, 2006, our network included 11,463 digital screens and 14,081 screens in total, located in 1,113 theatres in 46 states and the District of Columbia. The attendance of the 1,025 theatres operated by NCM LLC’s founding members totaled approximately 550 million during 2006, which represented approximately 38% of the total U.S. theatre attendance for the year, as reported by the MPAA. Our network also provides us with access to some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen operated by NCM LLC’s founding members. The average screens per theatre in our network was 12.6 screens, twice the U.S. theatre industry average, and the aggregate attendance per screen of theatres operated by NCM LLC’s founding members as of December 28, 2006, was 39,163, 6% higher than the U.S. theatre industry of 37,096, as reported by the National Association of Theatre Owners, or NATO, as of December 31, 2005. Also, our theatre network has access to key media markets, including all of the top 25, as well as, 49 of the top 50, U.S. DMAs®, and 154 DMAs® in total. Approximately 74% of our screens are located within the top 50 U.S. DMAs®. The addition of the Loews theatres will expand our national market coverage and presence in key U.S. DMAs®.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility in distributing content to our entire audience, or to specific theatres, geographic regions, or demographic groups based on film or film rating category. As a result, our clients can deliver a targeted advertising message utilizing sight, sound and motion across our national network. Our technology also shortens distribution lead times, reduces operating costs and enables us to respond quickly to client requests to change advertising content.

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to a Nielsen Media Research study conducted in the first quarter of 2006, typical movie-goers are young, with 45% between the ages of 12-34; affluent, with a mean household income of over $67,000 compared to a national mean of $60,523; and well-educated, 39% having a college or post-graduate degree compared to 28% of the general population. We believe that this demographic is highly sought after by advertisers and is difficult to reach effectively using traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the visual quality and impact of the “big screen” and digital surround sound presented in a distraction-free environment. According to industry studies, theatre advertising is five to six times more effective than advertising shown on television in terms of unaided recall rates. Cinema advertising is one of the few media platforms that the viewer does not have the ability to skip or turn off.

•

Superior Audience Measurability. We receive film-by-film, rating-by-rating and theatre-by-theatre attendance information weekly from NCM LLC’s founding members, which allows us to report to clients the audience size that viewed an advertisement. We believe this unique ability to provide advertisers with actual audience counts gives us a distinct competitive advantage over traditional media platforms. We also provide our advertisers with information regarding the demographics of the cinema audience and the effectiveness of a given advertisement using research from several third-party research companies such as Nielsen Media Research and Arbitron. We also work closely with third-party research companies to measure the recall, likeability, and brand message of our cinema advertisements.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature program, FirstLook, provides a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature show, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. This strategy will provide more original content for the audience and more impact for the advertiser. We have also designed the FirstLook program to ensure that advertisements of similar production quality are shown together and that all advertisements end by the advertised show time. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons and the effectiveness of the advertising message.

Integrated Marketing Products

In addition to providing on-screen advertising opportunities using our digital content network, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various in-lobby marketing. Our in-lobby marketing programs include advertisements sold on television or high-definition plasma screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. By integrating our in-lobby marketing products with on-screen advertising, patrons are exposed to consistent marketing messages through multiple touch points during the entire movie-going experience. According to a study we commissioned in June 2005, movie patrons across our network theatres spend, on average, nine minutes in the theatre lobby prior to going into the auditorium, including time at the concession stand. By integrating on-screen advertising with our in-lobby marketing programs, we believe our advertisers can extend the exposure for their brands and products and create an interactive “relationship” with the consumer that is not available with broadcast television or traditional display advertising. Our marketing team assists advertisers in creating entertaining, fully integrated cinema marketing campaigns with maximum impact.

Scalable, State-of-the-Art Content Distribution Technology

Our proprietary software provides many distribution, scheduling, reporting and auditing features. The flexibility of our digital content system allows us to create different versions of the FirstLook and our lobby entertainment network programming and to distribute these programs by theatre, region, film or film rating category. Our technology also provides the ability to electronically change advertisements from our network operations center as needed by advertising clients which shortens lead times, provides increased flexibility to change messages or target specific audiences, facilitate two-way interaction amongst participants attending meetings in our auditoriums and significantly reduces the cost as compared to distributing advertisements on 35 mm film. Our network operations center, digital content system and other network software provide us with the capability to monitor over 35,000 network devices and more than 143,000 alarm points within our theatre network on a real-time 24/7 basis, providing the high network reliability and timely reporting required by our advertising clients. Our use of satellite network technology, combined with the design and functionality of our digital content system software and network operations center infrastructure make our network efficient and scalable, providing the capacity to expand as needed. While our network capabilities are now primarily used within the theatre environment, we believe they could be easily adapted to other out-of-home environments.

We believe that our business is scalable because we can add new theatres to our digital content network without incurring significant operating costs or making significant capital expenditures. Since we have already made investments in our network operations center, satellite bandwidth and other network infrastructure, a new theatre may be connected to our digital content network with the installation of a minimal amount of additional equipment.

Strong Operating Margins with Limited Capital Requirements

A significant portion of our advertising inventory is covered by multi-year contracts with our content partners and arrangements to satisfy NCM LLC’s founding members’ on-screen marketing obligations to their beverage concessionaires. These contracts accounted for 34.4% of our total pro forma revenue in the year ended December 28, 2006. Our operating margins, before circuit share expense to NCM LLC’s founding members, have been consistently strong since our inception, at 63.8% in the year ended December 28, 2006 on a pro forma basis. NCM LLC’s founding members have also invested substantial capital to deploy, expand and upgrade the network within their theatres. Due to the network investments made by NCM LLC’s founding members in new and acquired theatres and the scalable nature of our business model, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures has allowed us to generate significant free cash flow (defined as net income (or loss) plus depreciation and amortization and minus capital expenditures) before distributions to NCM LLC’s founding members. In the year ended December 28, 2006, our capital expenditures were $6.6 million. We believe our expected level of free cash flow generation will provide us with the strategic and financial flexibility to pursue growth opportunities, support our debt payments and make dividend payments to our stockholders.

Experienced Management Team

Our management team has significant experience in advertising sales and marketing, theatre operations, digital network design and operations, and finance. The majority of our senior management team was assembled during the formation of RCM, one of NCM LLC’s joint predecessor companies, in early 2002 and thus has worked together for several years building our business. Our senior management has many years of experience in their respective areas of expertise. We believe that our senior management team will be able to effectively grow our business through continued operating improvement and expansion of our products and services.

Our Strategy

Our primary strategic initiatives are to:

Increase Inventory Utilization

We intend to increase our market share of U.S. advertising spending by expanding commercial relationships with our existing advertising clients and by growing our advertising client base. We also intend to continue to improve our level of client service, including the development of new research and return on investment, or ROI, measurement tools. While an increasing number of companies now make cinema advertising part of their media buying plan, there are still many large advertisers and product categories, such as packaged goods companies, quick-service restaurants, big-box retailers and financial services firms, that do not yet include meaningful cinema advertising expenditures in their marketing budgets. We believe that over time, as awareness of and third-party data on the effectiveness of cinema advertising grows, we will be able to increase our revenue from these advertising categories.

Since our formation, we increased the amount of regional advertising in our pre-feature show from those of NCM LLC’s predecessor companies and have begun to more aggressively market and grow our local and regional advertising business. For example, we recently created a new senior sales position to focus exclusively on larger regional clients such as car dealer associations, and quick-service restaurant advertising co-ops. We have also started to experiment with direct marketing campaigns to businesses within a specified radius of our network theatres, with very positive results. For example, we created a marketing plan for Six Flags, Inc. by selling advertising on screens within a 150-mile radius of all of its theme parks. This campaign was combined with theatre lobby promotions and advertising. Due to the relatively low percentage of local and regional advertising inventory sold today, we believe that a growth opportunity exists for further development of this business segment.

Increase Our National CPM

In 2005, our national on-screen advertising CPM was approximately 1.2 times the average U.S. primetime network television CPM as reported by Media Dynamics, Inc. We believe that this premium does not yet fully reflect the highly targeted nature of our impressions, higher recall rates, ability to provide informative audience data to our clients and, most importantly, the inability to turn off or skip our advertising messages. According to a World Advertising Research Center study, cinema advertising CPMs as a multiple of primetime network television CPMs in more mature cinema advertising markets such as Europe and Australia are as much as 7-8 times higher than television CPMs in these territories. Therefore, we believe that there is an opportunity for continued CPM growth, especially as our inventory utilization increases, providing a more favorable supply-demand dynamic.

Expand Our Geographic Coverage and Reach

We intend to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that NCM LLC’s founding members buy or build and through additional network affiliate agreements with other theatre circuits. Our strategy for attracting new network affiliates is to focus primarily on larger regional circuits in the larger metropolitan areas or in geographic areas where we do not currently have significant market coverage. For example, in March 2007, we signed a network affiliate agreement with Goodrich Quality Theatres, a theatre operator with 269 screens in Michigan, Indiana and Illinois.

Provide Integrated Marketing Solutions to our Clients

We strive to differentiate ourselves amongst other media platforms. Advertising clients are increasingly seeking new ways to create direct relationships and touch points with customers, which our lobby advertising facilitates. We allow clients to benefit from the brand exposure provided by the high impact of the “big screen,” while at the same time allowing theatre patrons an opportunity to actually experience the advertised product through sampling or displays in the lobbies. We believe that our ability to provide both sight, sound and motion brand advertising and direct consumer touch points on an integrated basis in the same location is something that no other advertising medium can provide as effectively. Also, since many of these lobby products have not been available across our entire network until recently, we believe that there is an opportunity to further increase the sale of these products in the future.

Increase Market Awareness Of Our CineMeetings Business to Expand Our Client Base and Increase Revenue

Our CineMeetings business provides a new type of venue for corporate meetings that offers advantages over hotels and other traditional meeting venues. Unlike traditional venues, we provide a single point of contact for national event booking and coordination and utilize digital distribution and projection technology. In addition we also have the ability to bundle meetings with the screening of a film, sometimes before the film opens to the general public, in a product known as “Meeting and a Movie.” We believe we can attract more clients to our network theatres and increase the revenue of our CineMeetings business by raising market awareness of the unique benefits of hosting meetings at our locations and increasing the number of theatres equipped to host live broadcasts. We have employed several local and national marketing strategies to communicate the value proposition associated with our CineMeetings business, including advertising in theatres within the FirstLook pre-show program, improving the focus of our Internet advertising, implementing a direct mailing effort to Fortune 500 CEOs and holding demand generation seminars for meeting planners in our network theatres.

These and other marketing strategies, including more aggressive efforts by our CineMeetings sales force and cross-selling by our advertising sales force, have led to an expansion of our client base and a 88.1% and 124.6% increase in CineMeetings event sites and revenue, respectively, for the three months ended December 28, 2006 versus the three months ended December 29, 2005. In addition, during the fourth quarter of 2006, we hosted the largest event in the history of the CineMeetings business, for approximately 2,200 meeting sites for a nationally recognized company.

Expand Our Live and Pre-Recorded Digital Programming Events Businesses

We will continue to expand and improve the technical capabilities of our digital content network and cinema broadcast network. Today, virtually all of our digitally equipped screens have the capability to show pre-recorded content. We are upgrading our digital content system software so that it can handle distribution of large digital files associated with our digital programming events business. While the opportunity to participate in distribution of content in a digital cinema environment is in its infancy today, we believe that our existing network and digital content network technology position us well to be able to expand these uses of our network theatres in the future. We expect the improvements to and expansion of our network will broaden our capabilities to distribute various kinds of live and pre-recorded meeting services and entertainment programming to a larger audience. By expanding our live distribution capabilities, we believe we will be able to attract more non-film live and pre-recorded digital programming events, and, as a result, increase our event ticket and sponsorship revenue. We will also look to form strategic alliances to gain access to high quality content. For example, we have music content and cross-marketing relationships with Live Nation and AEG Live (an affiliate of the Anschutz Corporation), two of the largest concert promoters in the world, based on the number of tickets sold worldwide in 2005. We believe these new partnerships and others with companies like Control Room (formerly Network Live) will provide us with a consistent supply of music programming and an additional marketing channel for bands, promoters and content owners. In addition, we have an agreement with the New York Metropolitan Opera to distribute to distribute live and prerecorded events across our digital network. To date these events have been well received with several market sellouts.

Upgrade our Advertising Sales and Inventory Management Systems

We are currently upgrading and improving our advertising sales and inventory management systems. We believe that these upgrades and improvements will enable us to respond more promptly to client requests for proposals, and will provide real-time access to pricing and availability information that allows us to manage our inventory more efficiently, improve our management reporting and data analysis and increase the number of our network affiliates at a quicker pace.

Develop New Marketing and Distribution Platforms that Leverage Our Existing Assets

We are exploring several initiatives that are meant to leverage our existing technology, distribution platform and sales and marketing infrastructure, including the following:

Entertainment Magazine—We are currently negotiating a joint venture with a well-known entertainment magazine to create a similar entertainment magazine that will be distributed in NCM LLC’s founding members’ theatres in the United States. This magazine is already a successful publication in the film exhibition market outside of the United States. The magazine will include advertising sold by the joint venture’s sales force and by our sales force. We currently intend to launch the magazine late in 2007. In exchange for making the theatres in our network available for distribution of the magazine, we will receive an ownership interest in the venture. We expect the capital needs of the joint venture to be funded by private equity or a strategic partner.

New Out-of-Home Networks—Retail businesses including department stores, convenience stores and health clubs have begun to deploy advertising networks consisting of in-store televisions and plasma screens. We believe that targeted advertising will continue to grow in importance as a percentage of advertising spending and that networks in other retail environments will continue to develop. Importantly, we believe that our distribution technology, sales force, other existing operating infrastructure and client relationships could create growth opportunities for us in these other retail environments.

Internet Sites—We have developed and maintain several web sites including our corporate site and sites for our various businesses. As we expand some of our consumer-oriented businesses such as our planned magazine business and digital programming events business, we expect that the traffic on those sites to increase to a level that could provide an opportunity to sell advertising and provide research data. For example, we plan to create a branded entertainment web site in connection with the entertainment magazine, on which we and the venture will sell advertising. By selling the advertising through our existing sales forces and bundling the Internet offerings with our existing in-theatre advertising products, we believe that a new high margin revenue stream could be developed.

Corporate History

Our business operations are conducted by NCM LLC, which was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our digital content network. On January 26, 2006, AMC completed the acquisition of the Loews theatre circuit. The Loews screens will become part of our national theatre network on an exclusive basis beginning on June 1, 2008, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising existing on May 31, 2008, following the expiration of Loews’ pre-existing contract with another cinema advertising provider. In accordance with a Loews screen integration agreement between us and AMC, which was amended and restated in connection with the offering, AMC will pay us an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis. Effective as of January 5, 2007, NCM LLC re-allocated the NCM LLC common membership units among the founding members to reflect the payments to be made by AMC pursuant to the terms of the Loews screen integration agreement. These payments will be made on a quarterly basis in arrears until May 31, 2008 and will be, for accounting purposes, recorded directly to NCM LLC’s members’ equity accounts and will not be reflected in NCM LLC’s statements of operations. On October 5, 2006, Cinemark completed the acquisition of the Century screens, which were added to our network on an exclusive basis as of November 1, 2006, subject to limited exceptions. Effective December 28, 2006, NCN merged with and into American Multi-Cinema, Inc., another AMC subsidiary which is the party to the AMC exhibitor services agreement.

On February 7, 2007, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-137976) (“Registration Statement”) for our initial public offering and the offering was completed on February 13, 2007. In the offering, we sold 42,000,000 shares of our common stock, including 4,000,000 shares pursuant to the underwriters’ over-allotment option, at $21.00 per share. The offering closed on February 13, 2007. The aggregate gross proceeds from the sale of the 42,000,000 shares of our common stock were $882.0 million. The aggregate net proceeds to us were $824.7 million, after deducting an aggregate of $48.5 million in underwriting discounts and commissions paid to the underwriters, and payment of approximately $8.8 million of direct costs of the offering. NCM Inc. used $746.1 million to purchase newly issued common membership units in NCM LLC at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses, and $78.5 million of proceeds were used by NCM Inc. to purchase common membership units held by NCM LLC’s founding members on a pro rata basis at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses. We purchased a total number of NCM LLC common membership units equal to the number of shares of our common stock sold in the offering. NCM LLC used $686.3 million of the proceeds it received from us to pay the founding members for their agreeing to modify NCM LLC’s payment obligations under NCM LLC’s exhibitor services agreements. In connection with the completion of the offering, NCM LLC entered into a new $805.0 million senior secured credit facility. This facility consists of a six-year, $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan will be due on the eighth anniversary of funding, and the revolving credit facility will be due on the sixth anniversary of funding. See further description of the Financing Transaction at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financings – New senior secured credit facility”. The remaining $59.8 million of proceeds from the offering, together with the net proceeds of $709.7 million from a new senior secured credit facility, were used by NCM LLC to redeem all of the preferred membership units of NCM LLC for an aggregate price of $769.5 million.

Reorganization

The following transactions, which we refer to collectively as the reorganization, occurred in connection with the completion of our initial public offering of our stock that closed on February 13, 2007:

•

NCM LLC’s agreements with its founding members were amended and restated, including the exhibitor services agreements and the NCM LLC operating agreement each as described under “Certain Relationships and Related Party Transactions—Transactions with NCM LLC’s founding Members”;

•

NCM LLC entered into the amended and restated Loews screen integration agreement with AMC pursuant to which AMC will pay NCM LLC an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis; such Loews payments will be made quarterly for a specified time period;

•

NCM LLC split the number of outstanding common membership units so that a common membership unit was acquired with the proceeds from the initial offering of one share of our common stock after underwriting discounts and commissions and offering expenses;

•

NCM LLC was recapitalized on a non-cash basis with a distribution to the founding members of one common membership unit and one preferred membership unit in exchange for each outstanding common membership unit;

•

NCM Inc. became a member and the sole manager of NCM LLC following the purchase from NCM LLC of a number of common membership units equal to the number of shares of common stock sold in the offering prior to the underwriters over-allotment; the units were purchased with $746.1 net proceeds of the offering at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses;

•	NCM LLC paid $686.3 million of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the exhibitor services agreements;

•

options to acquire our common stock were substituted for options to acquire common membership units in NCM LLC, and restricted common stock was issued in substitution for restricted units that was granted to NCM LLC option holders as “IPO awards”; and

•

NCM LLC redeemed all the preferred membership units in NCM LLC at an aggregate price of $769.5 million using $709.7 of net proceeds of the new $725.0 million term loan that is a part of our senior secured credit facility, as described under “Financings – New Senior Secured Credit Facility” below, together with $59.8 million of proceeds from the purchase of NCM LLC units.

NCM LLC’s Founding Members

AMC Entertainment Inc.

AMC is the second largest theatre circuit in the United States based on total number of screens. As of December 28, 2006, after giving effect to expected dispositions of certain theatres, AMC owned, operated or held interests in 382 theatres with a total of 5,340 screens globally, with approximately 87% or 4,637, of the screens in the United States (including Loews). For their fiscal year ended March 30, 2006, AMC’s theatres had total worldwide attendance of 171.4 million, including 149.1 million in the United States, and AMC had revenue of $1,730.5 million. Pro forma for the Loews acquisition, which was completed on January 26, 2006, AMC’s total attendance for the fiscal year ended March 30, 2006 was 243.5 million, and AMC had pro forma revenue of $2,388.1 million.

Cinemark, Inc.

Cinemark is the third largest theatre circuit in the United States based on total number of screens. As of December 31, 2006, Cinemark operated 396 theatres with a total of 4,488 screens globally, with approximately 78%, or 3,523, of the screens in the United States. For the year ended December 31, 2006, Cinemark’s theatres had total worldwide attendance of 178.3 million, including

118.7 million in the United States, and Cinemark reported total revenue of $1,222.6 million. On October 5, 2006, Cinemark acquired the Century theatre circuit. As of that date, Century operated 77 theatres with 1,017 screens.

Regal Entertainment Group

Regal operates the largest theatre circuit in the United States based on total number of screens. As of December 28, 2006, Regal operated 539 theatres with a total of 6,403 screens, all of which are located in the United States. For the fiscal year ended December 28, 2006, Regal’s theatres had total attendance of over 247.0 million and Regal reported total revenue of $2,598.1 million.

Agreements with NCM LLC’s Founding Members

Exhibitor Services Agreements

NCM LLC has been the exclusive provider of in-theatre advertising (subject to certain pre-existing contractual obligations for on-screen advertising and other limited exceptions for the benefit of the founding members) in the founding members’ theatres pursuant to agreements entered into with AMC and Regal in March 2005 and with Cinemark in July 2005.

In connection with the completion of the offering, we entered into amended and restated exhibitor services agreements with NCM LLC’s founding members. Key provisions of the new agreements include:

•	a term of 30 years (the term relating to CineMeetings and NCM Fathom will be approximately five years with provisions for automatic renewal if certain financial performance conditions are met);

•	a five-year right of first refusal, which begins one year prior to the end of the term of the exhibitor services agreement;

•	exclusive rights to provide advertising for the founding members’ theatres subject to the founding members’ rights to do the following on a limited basis:

•	promote activities associated with theatre operations on screen, on the lobby entertainment network and in the lobby (including on additional video screens in theatre lobbies); and

•

promote, on the lobby entertainment network and in theatre lobbies only, certain non-exclusive cross-marketing arrangements with third parties entered into by the founding members which are designed to promote the theatres and the movie-going experience to increase attendance and revenue;

•	payment of a monthly theatre access fee to the founding members;

•

a requirement that the founding members purchase up to 90 seconds of on-screen advertising time during the pre-feature program at a negotiated rate (intended to approximate a market rate) in order to satisfy the founding members’ obligation to provide certain on-screen advertising to their beverage concessionaires pursuant to their beverage concessionaire agreements; and

•

primary responsibility of NCM LLC to obtain, repair, maintain and replace the equipment not included in or on the theatre necessary to operate the digital content network and primary responsibility of the founding members to fund the installation and replacement of the equipment in or on the theatre.

See further description at “Certain Relationships and Related Party Transactions—Transactions with Founding Members—Exhibitor Services Agreements”.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from NCM LLC’s founding members to use certain proprietary software for the delivery of digital advertising and other content through our digital content network to screens in certain defined territories. We have made improvements to this software and we own those improvements, except for improvements that were developed jointly by us and the founding members.

We also have licensed intellectual property that is the subject of several U.S. patent applications relating to scheduling in-theatre advertising and digital content as well as matters relating to digital projector automation. These licenses are governed by the pre-reorganization license agreement. See “Certain Relationships and Related Party Transactions—Transactions with Founding Members—Software License Agreement.”

We have applied for several U.S. trademark registrations, including for NATIONAL CINEMEDIA and FIRSTLOOK. It is our practice to defend our trademarks and the associated goodwill from infringement by others. We are aware of a number of other companies that use names and marks containing variations of the words contained in our existing trademarks. There could be potential trademark infringement claims brought against us by the users of these names and marks. If any of these infringement claims were to prove successful in preventing us from using our existing trademarks or preventing us from stopping a competitor from using our existing trademarks, our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national, regional and local advertisers. We have business relationships with many national advertisers across a wide variety of industries, such as apparel / accessories, automotive, confectionary, credit card, entertainment, personal care, retail, telecommunications and video games, as well as branches of the armed forces. We derived 77.2% of our advertising revenue from our national accounts during the year ended December 28, 2006. We also have relationships with many regional and local advertisers across the country and with advertising agencies.

Each of NCM LLC’s founding members have a relationship with a beverage concessionaire under which they are obligated to provide up to 90 seconds of on-screen advertising time as part of their agreement to purchase syrup. The exhibitor services agreements provide for the founding members’ purchase of this on-screen advertising time at a negotiated rate (intended to approximate a market rate) in order to satisfy the founding members’ obligation to provide this advertising.

Content Partners. We have contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with Discovery, NBC, Sony, TBS and Universal. These agreements generally provide that the non-commercial content segments are to be entertaining, informative or educational in nature. Each of the agreements provides for the purchase of a specified amount of advertising over a two-year period with options to renew, exercisable at the content partner’s option. Each of the five agreements expires at the end of the 2007 or 2008 calendar year.

Competition

We compete in the $240 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, Internet and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from mass media to more targeted forms of media. As the number of media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection and ROI measurement will increase advertisers’ demand for digital advertising platforms and that cinema advertising is well positioned to address these trends.

We also compete with other providers of cinema advertising, which vary substantially in size, including Screenvision and Unique Screen Media. As one of the largest providers of cinema advertising in the United States, we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our customers to access a national and regional audience, giving us a competitive advantage over many of our cinema advertising competitors. Through the visual quality and impact of the “big screen” and surround sound, we are able to display high impact impressions to our audiences. According to industry studies, our cinema advertising generated recall rates five to six times greater than advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective platform for advertisers.

Our CineMeetings business competes with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted on-line and across private teleconferencing networks. We believe that the combination of our ability to offer clients access to conveniently located theatres with big screens, stadium seating, high-resolution digital projection and audio in multiple locations offers customers an attractive venue for meetings. Also, we offer a single point of contact and standardized pricing for our services, which is a competitive advantage when booking multi-location events. In addition, we offer clients the ability to combine a movie with the meeting, which also differentiates us from other meeting venues.

Our digital programming events business competes with other broadcast and cable networks, large-scale public venues, including concert halls and other public meeting venues and on-demand events. We believe that the combination of our national theatre network, geographic distribution and high quality sight and sound presentation offers content owners and sponsors an effective venue for events such as concerts and sporting events.

Employees

We employed 463 people as of December 28, 2006, with 264 employees engaged in overall management and general administration at our corporate headquarters in Centennial, Colorado, 68 people employed in our regional offices, 112 local advertising account executives and 19 field maintenance technicians that work primarily out of their homes. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

Currently, we are not subject to regulations specific to sale and distribution of cinema advertising that we need to comply with in our operations. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

Digital Cinema

On June 28, 2006, we announced the hiring of Travis Reid, former president and chief executive officer of Loews, as a consultant to lead our effort to create a financing model and establish agreements with major motion picture studios for the implementation of digital cinema (distribution of feature films in a digital format rather than a 35 mm format). We also engaged J.P. Morgan Securities Inc. to assist with structuring the financing. We expect that our consulting agreement with Mr. Reid and engagement letter with J.P. Morgan Securities will be assigned to a new entity formed and owned by NCM LLC’s founding members. Neither NCM Inc. nor any of our subsidiaries will have an ownership interest in this new entity. Future digital cinema developments will be managed by this new entity and are thus subject to the approval of NCM LLC’s founding members. We are discussing with NCM LLC’s founding members what role, if any, we will have in providing services to this new entity, either on a transitional or an ongoing basis. The terms of any such services will be subject to the approval of our audit committee, or another committee comprised entirely of independent members of our board. Our provision of services to this venture, if any, could provide us with several benefits, including additional revenue from the digital cinema services agreement and possibly provide us with the ability to integrate the operational and technological needs of our advertising and digital programming events businesses into the digital cinema systems that may be deployed into theatres, if we and the founding members choose that strategy, versus a side-by-side strategy using the existing digital projectors for advertising and digital programming distribution and digital cinema projectors for feature film distribution.

Item 1A.	Risk Factors

Ownership of the common stock of the Company involves certain risks. Holders of the Company’s securities and prospective investors should consider carefully the following risks and other information in this document, including our pro forma and historical financial statements and related notes, in evaluating an investment in the Company’s common stock. If any of the following risks actually occur, our business, financial condition and operating results could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly.

Risks Related to Our Business and Industry

Changes in the exhibitor services agreements with, or lack of support by, NCM LLC’s founding members could damage our revenue, growth and profitability

The exhibitor services agreements with NCM LLC’s founding members will be critical to our business. The three exhibitor services agreements each have a term of 30 years and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the exhibitor services agreement. The term of the exhibitor services agreements as they relate to CineMeetings and digital programming is approximately five years with provisions for automatic renewal if certain financial performance conditions are met. NCM LLC’s founding members’ theatres represent approximately 93% of the screens in our network as of December 28, 2006. If any one of the exhibitor services agreements were terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The exhibitor services agreements require the cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the exhibitor services agreements, NCM LLC’s founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising, CineMeetings and digital programming events revenue and operating margins may decline. If the founding members reject advertising or choose not to participate in certain CineMeetings or digital programming events under the terms of the exhibitor services agreements because they believe it would adversely affect their film attendance levels or the reputation of their company, our revenue from these businesses would be reduced.

The exhibitor services agreements allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The exhibitor services agreements contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members will have the right to enter into strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising) and, subject to certain limits, can use one minute on the lobby entertainment network and certain types of lobby promotions, at no cost, for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. Subject to certain limits, they can also purchase an additional minute of advertising on the lobby entertainment network for these cross-marketing promotions. The use of lobby entertainment network or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current lobby entertainment network and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The lobby entertainment network and lobby promotions represented 2.7% and 5.9%, respectively, of our total pro forma advertising revenue for the year ended December 28, 2006. The founding members will not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations, and to package such on-screen advertising with the lobby entertainment network advertising and lobby promotions.

The founding members also will have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the lobby entertainment network. This additional lobby video network, which we refer to as the founders’ lobby network, is to be used by the founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of the founders’ lobby network within the lobby areas could reduce the effectiveness of our lobby entertainment network, thereby reducing our current lobby entertainment network advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

If the non-competition provisions of the exhibitor services agreements are deemed unenforceable, NCM LLC’s founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the exhibitor services agreements prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theatres under the exhibitor services agreement, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theatres or by entering into agreements with third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

•	is not necessary to protect a legitimate business interest of the party seeking enforcement;

•	unreasonably restrains the party against whom enforcement is sought; or

•	is contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the exhibitor services agreements. If a court were to determine that the non-competition provisions are unenforceable, the founding members could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part, could cause our revenue to decline.

If one of NCM LLC’s founding members declares bankruptcy, the exhibitor services agreement with that founding member may be rejected, renegotiated or deemed unenforceable or our network could be adversely affected by the disposition of theatres

Each of NCM LLC’s founding members currently has a significant amount of indebtedness which is below investment grade. Since 1999, several major motion picture exhibition companies have filed for bankruptcy. For example, each of United Artists, Edwards Theatres, Regal Cinemas, General Cinemas and Loews Cineplex filed for bankruptcy during 2000 or 2001. The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the exhibitor services agreement with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the exhibitor services agreement in a manner less favorable to us than the existing agreement. In addition, the founding member could seek to sell or otherwise dispose of theatres, which might result in the removal of those theatres from our network. Because we sell advertising based on the number of theatre patrons that will view the advertisement, a reduction in the number of theatres in our network could reduce our advertising revenue.

The markets for advertising, meeting management and digital programming content are competitive and we may be unable to compete successfully

The market for advertising is intensely competitive. Cinema advertising is a small component of the overall U.S. advertising market and thus we must compete with established, larger and better known national and local media platforms and newly emerging media platforms such as the Internet. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines.

We also compete directly with other cinema advertising companies. We expect these competitors to devote significant financial and operating resources to maintaining and growing their respective positions in the cinema advertising segment. We also expect existing competitors and new entrants to the cinema advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

Our CineMeetings business facilitates live and pre-recorded events in theatre auditoriums. These events are typically scheduled from Monday through Thursday during off-peak hours while theatre attendance for movies is traditionally low. This business competes for customers with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted on-line or over private teleconferencing networks. Accordingly, our ability to increase sales in our CineMeetings business is contingent on our ability to attract new customers and compete effectively against other well-established venues.

Our digital programming events business focuses on the licensing and distribution of entertainment programming products and the sale of sponsorships associated with that programming. It includes live and pre-recorded concerts and music events, concert and DVD product releases, theatrical premieres, Broadway plays, as well as live sports and other special events. This business competes for music, sports and other entertainment programming, as well as the associated sponsorships, with other national networks, some of which offer greater geographic reach and larger audiences. Accordingly, our ability to source a consistent flow of programming is contingent on our ability to develop and sustain relationships with content owners. Sponsorships for our digital programming events may be limited by our ability to license a consistent and significant source of content that sponsors want to be associated with.

Because we rely heavily on NCM LLC’s founding members’ ability to attract customers, any reduction in attendance at founding member theatres could decrease our revenue

Our business is affected by the success of NCM LLC’s founding members, who operate in a highly competitive industry. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the United States increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems. While box office attendance increased in 2006 as compared to 2005, it declined in each of 2003, 2004 and 2005. If theatre attendance declines in the future, one or more of NCM LLC’s founding members may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if the founding members fail to maintain their theatres and provide amenities that consumers prefer, or if they cannot compete successfully on pricing. NCM LLC’s founding members also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our revenue depends on the number of theatre patrons who view our advertising and pre-feature show.

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long term multi-year decline in theatre attendance or even the perception by media buyers that our network attendance and geographic coverage were expected to decline significantly over the next several years. Factors that could reduce attendance at our network theatres include the following:

•

the shortening of the “release window” between the release of major motion pictures in the theatres and release to alternative methods for delivering movies to consumers, such as DVD or HD DVD, cable television, downloads via the Internet, video discs and cassettes, video on demand, satellite, and pay-per-view services;

•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry; and

•	the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness of the movies to patrons.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our five content partners and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. NCM LLC’s or its predecessor company’s relationships with the content partners date back as far as December 2002. None of these companies individually accounted for over 10% of our pro forma revenue during the year ended December 28, 2006. However, in the aggregate they accounted for approximately 34.4% of our pro forma revenue during the year ended December 28, 2006. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of any one or more of them as a customer could decrease our revenue and adversely affect our current and future operating results.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 90.7% of our pro forma revenue in the year ended December 28, 2006 from advertising sales. A substantial portion of our advertising inventory is covered by contracts with terms of approximately one month. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms. Reductions in the size of advertisers’ budgets due to local, regional or national economic trends or other factors could result in lower spending on cinema advertising in general or our advertising business in particular. If we are unable to remain competitive and provide value to our advertisers, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our software systems to maintain our technological competitiveness could limit our ability to increase our revenue and more effectively leverage our digital platform. Any failure by us to upgrade our technology to remain current with technological changes, including digital cinema, that may be adopted by other providers of cinema advertising or other advertising platforms could hurt our ability to compete with those companies. Under the terms of the exhibitor services agreements with NCM LLC’s founding members, we may request that NCM LLC’s founding members upgrade the equipment or software installed in their theatres. We must negotiate with NCM LLC’s founding members as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on an upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems, if such integration is pursued, could slow or prevent the growth of our business.

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer, which could negatively affect our brand, our relationships with our advertising clients and digital content suppliers and our operating results. To effectively manage this growth, we will need to continue to improve our digital content system distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems. These systems enhancements and improvements will require allocation of valuable financial and management resources. If the improvements are not implemented successfully in a timely manner or at all, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues.

Our preliminary plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising business, CineMeetings and digital programming events businesses, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Develop New Marketing and Distribution Platforms that Leverage Our Existing Assets.” For example, we may form a joint venture to create an entertainment magazine that will be distributed in NCM LLC’s founding member theatres, and a branded entertainment web site in connection with that magazine on which we and the joint venture may sell advertising. We may also decide to expand our network technology and sales capabilities outside of theatres. These plans are at an early stage, and we may not actually proceed with any of them. If we do choose to proceed with any of these plans, the resulting marketing platforms may not be profitable, despite our having made substantial investments.

Because we have a limited operating history, it is difficult to evaluate our business and prospects

NCM LLC’s predecessor company, RCM, began operations in February 2002. NCM LLC was formed on March 29, 2005, as a joint venture that combined the operations of subsidiaries of AMC and Regal. Cinemark joined as a founding member on July 15, 2005, but because it had a pre-existing contract with another cinema advertising provider, we did not begin to sell advertising in its theatres on an exclusive basis until January 1, 2006 (subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006), and its theatres were not fully integrated into our network until May 2006. As a result, we have a limited operating history from which you can compare corresponding periods and evaluate our business. We may encounter risks and difficulties frequently experienced by newly formed companies in rapidly evolving businesses. If we are unsuccessful in executing our business strategy, we may be unable to:

•	increase our revenue and expand our client base;

•	operate, support, expand, develop and improve our software and other systems;

•	continue to produce high operating income margins; and

•	respond to technological changes.

Our historical and pro forma financial information may not be representative of our financial results as an independent public company or our future financial performance

Our historical financial information included in this document does not reflect our financial condition, results of operations and cash flows as they would have been achieved during the periods presented as a separate, stand-alone public entity. Our historical financial statements do not necessarily reflect the costs that we would have incurred had we operated as an independent stand-alone public entity for all periods presented. These costs include higher corporate overhead, interest expense and income taxes.

Our historical financial information includes the consolidated financial statements of RCM and NCN, the joint predecessor companies of NCM LLC, for periods prior to March 2005 and does not include any information related to Cinemark. Although historical financial information on AMC’s theatre advertising subsidiary, NCN, is presented herein, there is no historical financial information on the combined operations of both AMC and Regal prior to the formation of NCM LLC. Additionally, the historical financial statements of RCM and NCN include screen access charges at different rates than those in effect after the formation of NCM LLC, which rates changed again after completion of the financing transaction and reorganization.

Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006 (subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006). In addition, our historical financial information does not include any information related to theatres operated by Loews, which AMC acquired on January 26, 2006, and which will become a part of our theatre network beginning on June 1, 2008, or Century, which Cinemark acquired on October 5, 2006, and which became a part of our theatre network on an exclusive basis, subject to limited exceptions, on the closing date. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions that we have entered into, as further discussed in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be significantly impacted by related party transactions entered into in connection with the offering. As a result, this information may not be representative of our future financial performance.

In preparing the pro forma financial information in this document, we have made adjustments to the historical financial information of NCM LLC and its predecessor companies based upon currently available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the transactions contemplated by the reorganization, the financing transaction and the offering. Some of these adjustments include, among other items, the terms of the exhibitor services agreements with NCM LLC’s founding members, adjustments to income tax provisions to account for NCM LLC’s status as a limited liability company and our status as a taxable entity, and our acquisition of common membership units of NCM LLC. However, the pro forma financial information does not include adjustments for the addition of the Cinemark, Loews or Century screens. These and other estimates and assumptions used in the calculation of the pro forma financial information in this document may be materially different from our actual experience as a separate, independent company. The pro forma financial information included elsewhere in this document does not purport to represent what our results of operations would actually have been had we operated as a separate, independent company during the periods presented, nor do the pro forma data give effect to any events other than those discussed in the unaudited pro forma financial information and related notes. See unaudited pro forma financial information included elsewhere in this document.

We depend upon our senior management and our business may be adversely affected if we cannot retain them

Our success depends upon the retention of our experienced senior management with specialized industry and technical knowledge and/or industry relationships. We might not be able to find qualified replacements for our senior management if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Our technology may infringe on rights owned by others which may interfere with our ability to provide services

We may discover that the technology we use infringes patent, copyright, or other intellectual property rights owned by others. In addition, we cannot assure you that our competitors will not claim rights in patents, copyrights, or other intellectual property that will prevent, limit or interfere with our ability to provide our services either in the United States or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

Our revenue fluctuates from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price

Typically, our revenue is lowest in the first quarter of the calendar year as advertising clients scale back their advertising budgets following the year-end holiday season, and our revenue is highest during the summer and the holiday season when theatre attendance is normally highest. However, a weak advertising market, the poor performance of films released in a given quarter or a disruption in the release schedule of films could affect results for the entire fiscal year and significantly affect quarter-to-quarter results. Because our results vary widely from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and will depend on distributions and payments under the management services agreement from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us will be subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and the NCM LLC operating agreement. The NCM LLC senior secured credit facility will limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM Inc. pursuant to the terms of the management services agreement. We will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us.

Pursuant to a management services agreement between us and NCM LLC, NCM LLC will make payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC cannot make the payments pursuant to the management services agreement, we may be unable to cover these expenses.

As a member of NCM LLC, we will incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC senior secured credit facility to allow NCM LLC to distribute cash to its members (including us and the founding members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent we need funds to pay such taxes or for any other purpose, and NCM LLC is unable to provide such funds because of limitations in the NCM LLC senior secured credit facility or other restrictions, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

In connection with the completion of the offering, NCM LLC borrowed $725.0 million in a term loan that is part of a new senior secured credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Liquidity-Financings-New senior secured credit facility.” The agreements governing NCM LLC’s debt obligations to contain restrictive covenants that will limit NCM LLC’s ability to take specified actions and prescribe minimum financial maintenance requirements that NCM LLC must meet. Because NCM LLC will be our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC or us. Any such defaults could materially impair our financial condition and liquidity.

Amounts payable to NCM LLC’s founding members have historically been paid as NCM LLC collected the related accounts receivable from its customers. Approximately 30 days following the closing of the offering, NCM LLC repaid the remaining amounts owed to NCM LLC’s founding members under the existing exhibitor services agreements (which were $50.8 million). We made a draw on the revolving credit facility to satisfy the amounts owed to the founding members. NCM LLC will repay the amount drawn under the credit facility for this purpose as receivables including those relating to such amounts payable to the founding members are collected. The amount outstanding under the new revolving credit facility will continue to fluctuate based on working capital needs.

If NCM LLC is unable to meet its debt service obligations, it or we could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. We may be unable to restructure or refinance these obligations, obtain additional equity financing or sell assets on satisfactory terms or at all.

In addition, NCM LLC’s indebtedness could have other negative consequences for us, including without limitation:

•	limiting NCM LLC’s ability to obtain financing in the future;

•	requiring much of NCM LLC’s cash flow to be dedicated to interest obligations and making it unavailable for other purposes;

•

limiting NCM LLC’s liquidity and operational flexibility in changing economic, business and competitive conditions which could require NCM LLC to consider deferring planned capital expenditures, reducing discretionary spending, selling assets, restructuring existing debt or deferring acquisitions or other strategic opportunities; and

•	making NCM LLC more vulnerable to an increase in interest rates, a downturn in our operating performance or a decline in general economic conditions.

NCM LLC’s founding members or their affiliates may have interests that differ from those of our public stockholders and they may be able to influence our affairs

So long as a founding member beneficially owns at least 5% of NCM LLC’s issued and outstanding common membership units, approval of at least 90% of the directors then in office (provided that if the board has less than ten directors, then the approval of at least 80% of the directors then in office) will be required before we may take any of the following actions or we, in our capacity as manager of NCM LLC, may authorize NCM LLC to take any of the following actions:

•	assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM Inc.;

•	acquire, dispose, lease or license assets with an aggregate value exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern;

•	merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;

•	incur any funded indebtedness or repay, before due, any funded indebtedness with a fixed term in an aggregate amount in excess of $15 million per year;

•

issue, grant or sell shares of NCM Inc. common stock, preferred stock or rights with respect to common or preferred stock, or NCM LLC membership units or rights with respect to membership units, except under specified circumstances;

•	amend, modify, restate or repeal any provision of NCM Inc.’s certificate of incorporation or bylaws or the NCM LLC operating agreement;

•	enter into, modify or terminate certain material contracts not in the ordinary course of business as defined under applicable securities laws;

•	except as specifically set forth in the NCM LLC operating agreement, declare, set aside or pay any redemption of, or dividends with respect to membership interests;

•	amend any material terms or provisions (as defined in the Nasdaq rules) of NCM Inc.’s equity incentive plan or enter into any new equity incentive compensation plan;

•

make any change in the current business purpose of NCM Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the exhibitor services agreements; and

•	approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on the founding members.

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to our ten-member board of directors who will be voted upon by our stockholders. If, at any time, any founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation.

If any director designee to our board designated by NCM LLC’s founding members is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC as described under “Directors and Executive Officers of the Registrant-Corporate Governance Matters.”

For purposes of calculating the 5% ownership threshold for the supermajority director approval rights and director designation agreement provisions discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of our common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units.

Under these circumstances, our corporate governance documents will allow NCM LLC’s founding members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM LLC and the management of our affairs and those of NCM LLC than is typically available to stockholders of a publicly-traded company. Even if NCM LLC’s founding members or their affiliates own a minority economic interest in NCM LLC, they may be able to continue exerting such degree of influence over us and NCM LLC.

Different interests among NCM LLC’s founding members or between NCM LLC’s founding members and us could prevent us from achieving our business goals

For the foreseeable future, we expect that our board of directors will include directors and executive officers of NCM LLC’s founding members and other directors who may have commercial relationships with NCM LLC’s founding members. NCM LLC’s founding members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict with those of the other founding members. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s founding members.

In addition, the structural relationship we have with NCM LLC’s founding members could create conflicts of interest among the founding members, or between the founding members and us, in a number of areas relating to our past and ongoing relationships. There will not be any formal dispute resolution procedures in place to resolve conflicts between us and a founding member or between founding members. We may not be able to resolve any potential conflicts between us and a founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

The corporate opportunity provisions in our certificate of incorporation could enable the founding members to benefit from corporate opportunities that might otherwise be available to us

Our certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both NCM LLC’s founding members and us. It provides that if a corporate opportunity is offered to us, NCM LLC or one or more of the officers, directors or stockholders (both direct and indirect) of NCM Inc. or a member of NCM LLC that relates to the provision of services to motion picture theatres, use of theatres for any purpose, sale of advertising and promotional services in and around theatres and any other business related to the motion picture theatre business (except services as provided in the exhibitor services agreements as from time to time amended and except as may be offered to one of our officers in his capacity as an officer), no such person shall be liable to us or any of our stockholders (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

In addition, our certificate of incorporation and the NCM LLC operating agreement expressly provide that NCM LLC’s founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation and exhibitor services agreements. If the parent companies of the founding members develop new media platforms they could compete for advertising dollars with our services. Further, we may also compete with the founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the founding members to themselves or their other affiliates or we lose key personnel to them.

The agreements between us and NCM LLC’s founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties

The exhibitor services agreements and the other contractual agreements that we have with NCM LLC’s founding members were negotiated in the context of an affiliated relationship in which representatives of NCM LLC’s founding members and their affiliates comprised our entire board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of NCM LLC’s founding members, and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

Our certificate of incorporation and bylaws contain anti-takeover protections that may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders

Provisions contained in our certificate of incorporation and bylaws, the NCM LLC operating agreement, provisions of the Delaware General Corporation Law, or DGCL, could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	establish supermajority approval requirements by our directors before our board may take certain actions;

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares, making a takeover more difficult and expensive;

•	establish a classified board of directors;

•	allow removal of directors only for cause;

•	prohibit stockholder action by written consent;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates; and

•

provide that the founding members will be able to exercise a greater degree of influence over the operations of NCM LLC, which may discourage other nominations to our board of directors, if any director nominee designated by the founding members is not elected by our stockholders.

These restrictions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of us or NCM LLC.

Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock

The common unit adjustment agreement and the exhibitor services agreements provide that we will issue common membership units of NCM LLC to account for changes in the number of theatre screens NCM LLC’s founding members operate. Historically, each of the founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to the founding members to reflect their increased screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, the founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of a founding member’s common membership units in NCM LLC.

Our future issuance of preferred stock could dilute the voting power of our common stockholders and adversely affect the market value of our common stock

The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock, either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.

The future issuance of shares of preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of preferred stock could adversely affect the market price for our common stock by making an investment in the common stock less attractive. For example, investors in the common stock may not wish to purchase common stock at a price above the conversion price of a series of convertible preferred stock because the holders of the preferred stock would effectively be entitled to purchase common stock at the lower conversion price causing economic dilution to the holders of common stock.

If we or NCM LLC’s founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, we will control NCM LLC, and our interest in NCM LLC is not an “investment security” as that term is used in the Investment Company Act. If we were to stop participating in the management of NCM LLC, our interest in NCM LLC could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole material asset is our equity interest in NCM LLC. A determination that such asset was an investment security could result in our being considered an investment company under the Investment Company Act. As a result, we would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act could restrict our business activities, including our ability to issue securities.

We and NCM LLC intend to conduct our operations so that we are not deemed an investment company under the Investment Company Act. However, if anything were to occur that would cause us to be deemed to be an investment company, we would become subject to restrictions imposed by the Investment Company Act. These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

We also rely on representations of NCM LLC’s founding members that they are not investment companies under the Investment Company Act. If any founding member were deemed to be an investment company, the restrictions placed upon that founding member might inhibit its ability to fulfill its obligations under its exhibitor services agreement or restrict NCM LLC’s ability to borrow funds.

Our tax receivable agreement with the founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of the founding members

We expect that the offering and related transactions will have the effect of reducing the amounts NCM Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our tax receivable agreement with the founding members to pay to the founding members 90% of the amount by which NCM Inc.’s tax payments to various tax authorities are reduced. See “Certain Relationships and Related Party Transactions—Transactions With Founding Members— Tax Receivable Agreement.” After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM Inc.’s claimed tax benefits should not have been available, NCM Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur, and if one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the tax receivable agreement, then NCM Inc.’s financial condition could be materially impaired.

The substantial number of shares that will be eligible for sale in the near future could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth.

The 42,000,000 shares of common stock sold in the offering are freely tradable, except for 97,500 shares acquired by our affiliates. In addition, the founding members may receive up to 51,850,951 shares of common stock, which initially will be unregistered, upon redemption of their outstanding common membership units of NCM LLC. These shares of common stock will constitute “restricted securities” under the Securities Act of 1933, as amended, or the Securities Act. Provided the holders comply with the holding periods and other conditions prescribed in Rule 144 under the Securities Act, all but 96,500 of these unregistered shares of common stock cease to be restricted securities and become freely tradable.

Our officers and directors have agreed that they will not offer, sell, pledge or otherwise dispose of, directly or indirectly, any shares of our common stock or securities convertible into or exchangeable or exercisable for any shares of our common stock, enter into a transaction that would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of our common stock, or publicly disclose the intention to make any such disposition, or to enter into any such arrangement, without, in each case, the prior written consent of Credit Suisse Securities (USA) LLC for a period of 180 days after the date of the offering. The founding members have also agreed to the same restrictions for a period of 180 days after the date of the offering. After the lock-up period expires, NCM LLC’s founding members will be able to exercise registration rights that we have granted them as described in “Certain Relationships and Related Party Transactions—Transactions with Founding Members—Registration Rights Agreement.” We cannot predict whether substantial amounts of our common stock will be sold in the open market in anticipation of, or following any divestiture by NCM LLC’s founding members or our directors or executive officers of their shares of our common stock.

Additionally, 268,184 shares of restricted stock are outstanding and 1,807,625 shares of our common stock will be issuable upon exercise of stock options that vest through 2012 and become exercisable beginning on January 1, 2008. We substituted 262,466 shares of restricted stock for restricted units granted to NCM LLC option holders as “IPO awards” and 1,589,625 options to acquire our common stock for options that were granted by NCM LLC throughout 2006 in connection with the completion of the offering. None of such restricted stock or options were vested as of December 28, 2006. The options issued to acquire our common stock will result in compensation expense of approximately $3.0 million per year over the vesting period of the stock options which is not a significant change in compensation expense as compared to amounts previously recognized by NCM LLC. In addition, NCM Inc. will record additional compensation expense for the restricted stock issued of approximately $1.1 million per year over the vesting period of the restricted stock. We also granted options to acquire 218,000 shares of our common stock to our employees, and 5,718 shares of restricted common stock to our non-employee directors, in connection with the completion of the offering. For these additional NCM Inc. options and restricted stock to be issued to employees and non-employee directors, NCM Inc. anticipates recording an additional $0.3 million of compensation expense per year over the vesting period. Once the options and restricted stock become vested and/or exercisable, as applicable, to the extent they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

Our stock price may be volatile

Before the offering, there was no public market for our common stock, and an active trading market for our common stock may not continue. The stock market in general has experienced extreme price and volume fluctuations in recent years. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. Our stock price may fluctuate or decline due to a variety of factors, including:

•	actual or anticipated quarterly fluctuations in our operating results;

•	changes in expectations of future financial performance or changes in estimates of securities analysts;

•	changes in the market valuations of other companies;

•	announcements relating to actions of other media companies, strategic relationships, acquisitions or industry consolidation;

•	terrorist acts or wars; and

•	general economic, market and political conditions not related to our business.

Forward-Looking Statements

In addition to historical information, this document contains forward-looking statements. The words “forecast,” “estimate,” “project,” “intend,” “expect,” “should,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties, assumptions and other factors, including those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within cinema advertising or other segments of the advertising industry;

•	technological changes and innovations, including alternative methods for delivering movies to consumers;

•	the popularity of major motion picture releases and level of theatre attendance;

•	shifts in population and other demographics;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	risks and uncertainties relating to our significant indebtedness;

•	fluctuations in operating costs;

•	capital expenditure requirements;

•	changes in interest rates; and

•	changes in accounting principles, policies or guidelines.

This list of factors that may affect future performance and the accuracy of forward-looking statements is illustrative but not exhaustive. In addition, new risks and uncertainties may arise from time to time. Accordingly, all forward-looking statements should be evaluated with an understanding of their inherent uncertainty.

Except as required by law, we assume no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information with respect to our corporate headquarters and regional offices is presented below. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size	Monthly Rent Payment
Centennial, CO (1)	Headquarters (including the network operations center)	58,894 sq. ft.	$78,600
Chicago, IL (2)	Regional Office	1,936 sq. ft.	$4,100
New York, NY (3)	Regional Office	7,966 sq. ft.	$30,100
Woodland Hills, CA (4)	Regional Office	5,700 sq. ft.	$11,500
Detroit, MI (5)	Regional Office	721 sq. ft.	$1,100
Minneapolis, MN (6)	Regional Office	10,363 sq. ft.	$15,600

(1)	This facility is leased through December 31, 2013 with a termination option at December 31, 2010 and an option to extend the lease until December 31, 2018.
(2)	This facility is subleased from RCM through July 31, 2009.
(3)	This facility is subleased from RCM through April 30, 2010.
(4)	This facility is subleased from American Multi-Cinema, Inc. through May 30, 2007. On June 6, 2006, NCM LLC entered into a lease for the property with a term from June 1, 2007 to May 31, 2012.
(5)	This facility is leased through December 31, 2009.
(6)	This facility is leased through December 31, 2007, with an option to extend the lease for two additional five-year periods.

Item 3.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on The NASDAQ Global Market under the symbol “NCMI.” (The NCM LLC common membership units are not listed on any securities exchange.) There were 4 shareholders of record as of March 22, 2007. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table sets forth the high and low sales prices for our common stock as reported on the NASDAQ Global Market, beginning on February 8, 2007, the first day of trading for our common stock, through March 22, 2007.

	Market Price
	High	Low
Period February 8, 2007 – March 22, 2007	$28.23	$24.66

See “Security Ownership of Certain Beneficial Owners and Management” for information regarding securities authorized for issuance under our equity compensation plans.

Dividend Policy

As previously disclosed, we intend to distribute over time a substantial portion of our free cash flow in the form of quarterly dividends to our stockholders. Initially these quarterly dividends are expected to be in the range of $0.10 to $0.12 per share. We expect to declare our first dividend upon completion of the second quarter of 2007. The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors who will take into account general economic and business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the board considers relevant. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of our common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-137976), was completed on February 13, 2007. In the offering, we sold 42,000,000 shares of our common stock, including 4,000,000 shares pursuant to the underwriters’ over-allotment option, at $21.00 per share, or an aggregate purchase price of $882.0 million.

The net proceeds received by us in the offering were $824.7 million, determined as follows (in millions):

Aggregate offering proceeds to NCM Inc.	$882.0
Underwriting discounts and commissions	48.5
Other fees and expenses	8.8

Total expenses	$57.3

Net proceeds to NCM Inc.	$824.7

None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. The net proceeds to us were used to purchase membership units in NCM LLC. We used $746.1 million to purchase newly issued common membership units in NCM LLC and $78.5 million to purchase common membership units held by NCM LLC’s founding members on a pro rata basis.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

A stock performance graph is not provided as our common stock, $0.01 par value per share, was not publicly traded prior to February 8, 2007.

Item 6. Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Business-Corporate History”, “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical interim consolidated financial statements which are not included elsewhere in this document.

The statement of operations data for the year ended December 28, 2006, and the balance sheet data as of December 28, 2006, were derived from the audited financial statements of our predecessor NCM LLC included elsewhere in this document. The statement of operations data for the nine months ended December 29, 2005 and the balance sheet data as of December 29, 2005 were derived from the audited financial statements of our predecessor NCM LLC included elsewhere in this document. The statement of operations data for RCM, a joint predecessor of NCM LLC, for the three months ended March 31, 2005, and the year ended December 30, 2004, were derived from the audited financial statements of RCM, which are included elsewhere in this document. The balance sheet data as of December 30, 2004 and Statement of Operations data for the year ended January 1, 2004 were derived from the audited financial statements of RCM, which are not included elsewhere in this document. The statement of operations data for the period ended December 26, 2002 and the balance sheet data as of December 26, 2002, January 1, 2004 and March 31, 2005 were derived from the unaudited financial statements of RCM, which are not included in this document. The statement of operations data for NCN, a joint predecessor of NCM LLC, for the 14 weeks ended March 31, 2005 and the 38 weeks from April 2, 2004 through December 23, 2004, were derived from the audited financial statements of NCN, which are included elsewhere in this document. The balance sheet of NCN as of March 31, 2005 and Statement of Operations data for the 53 weeks ended April 1, 2004 were derived from the audited financial statements of NCN, which are not included elsewhere in this document. The statement of operations data for the 53 weeks ended April 3, 2003 and the balance sheet data as of April 3, 2003, April 1, 2004 and December 23, 2004 were derived from the unaudited financial statements of NCN, which are not included in this document. RCM was formed in April 2002 and therefore there is no information for RCM for time periods prior to 2002. As a newly formed, nominally capitalized entity, we have had no operations to date until our acquisition of our ownership interest in NCM LLC in February 2007 and, therefore, the information below is presented only for our predecessor NCM LLC and its predecessor companies.

These historical financial statements do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. Specifically, our historical results of operations do not give effect to the matters set forth below:

•

the terms of the exhibitor services agreements, which differ from NCM LLC’s prior contractual arrangements with NCM LLC’s founding members and will have on going material significance to NCM LLC’s results of operations, (i) assign legacy contracts to NCM LLC, (ii) make additional inventory of lobby promotions, CineMeetings and digital programming events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC, to sell such inventory at stated rates to the founding members in order for them to fulfill their on-screen advertising commitments to their beverage concessionaires, and (iv) change the formula for the calculation of the circuit share expense (known as the theatre access fee in the exhibitor services agreements);

•	adjustments to income tax provisions to account for our status as a taxable entity with an ownership interest in NCM LLC;

•	the elimination of non-recurring restructuring charges at NCN relating to the formation of NCM LLC;

•

the completion of the non-cash recapitalization of NCM LLC pursuant to which existing members of NCM LLC received one common membership unit and one preferred membership unit in exchange for each outstanding common membership unit;

•

the completion of the financing transaction, pursuant to which the preferred membership units issued to the founding members in a non-cash recapitalization of NCM LLC were redeemed from the proceeds of a term loan that is part of our new senior secured credit facility;

•

the completion of the offering and the use of proceeds therefrom as set forth in this document, including our acquisition of 44.8% of the common membership units in NCM LLC, which will be accounted for by our consolidation of NCM LLC; and

•	the payment by NCM LLC of a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the exhibitor services agreements.

	Predecessor—National Cinema Network, Inc.				Predecessor—Regal CineMedia Corporation				National CineMedia, LLC
	Year Ended April 3, 2003	Year Ended April 1, 2004	Thirty-eight Week Period Ended December 23, 2004	Fourteen Week Period Ended March 31, 2005	Period Ended December 26, 2002	Year Ended January 1, 2004	Year Ended December 30, 2004	Three Months Ended March 31, 2005	Nine Months Ended December 29, 2005	Year Ended December 28, 2006
Result of Operations Data	($ in millions, except advertising contract value per founding member attendee)
Revenue:
Advertising	$68.9	$69.9	$56.5	$15.5	$21.8	$65.2	$83.6	$15.6	$56.0	$188.2
Administrative Fees—Members	—	—	—	—	—	—	—	—	30.8	5.4
Meetings and Events	—	—	—	—	2.7	7.0	11.5	2.1	11.7	25.4
Other	—	—	—	—	—	0.2	0.2	0.1	0.3	0.3

TOTAL REVENUE	68.9	69.9	56.5	15.5	24.5	72.4	95.3	17.8	98.8	219.3

Expenses:
Advertising Operating Costs	18.7	17.9	11.3	3.5	2.8	4.4	3.7	0.9	6.3	9.2
Meetings/Events Operating Costs	—	—	—	—	0.6	2.1	3.9	0.8	5.4	11.1
Network Costs	0.8	1.6	2.3	1.1	1.8	5.0	8.1	2.4	9.2	14.7
Circuit Share/Theatre Access Fee—Members	14.6	18.7	18.6	5.5	10.5	15.3	16.6	2.4	38.6	130.1
Selling and Marketing	17.6	15.1	10.0	3.2	4.1	11.7	15.9	4.4	24.9	38.2
Administrative	13.1	9.5	6.1	1.9	6.7	10.3	10.8	3.4	9.8	16.4
Deferred Stock Compensation	—	—	—	—	1.0	1.4	1.4	0.3	—	—
Severance Plan Costs	—	—	—	—	—	—	—	—	8.5	4.2
Depreciation and Amortization	4.7	2.4	0.9	1.0	0.5	0.9	1.0	0.4	3.0	4.8
Other	0.1	1.4	—	0.8	—	—	—	—	—	0.6

TOTAL EXPENSES	69.6	66.6	49.2	17.0	28.0	51.1	61.4	15.0	105.7	229.3

Operating Income/ (Loss)	(0.7)	3.3	7.3	(1.5)	(3.5)	21.3	33.9	2.8	(6.9)	(10.0)
Interest Expense, Net	—	—	—	—	—	—	—	—	—	0.5

Income/(Loss) Before Income Taxes	(0.7)	3.3	7.3	(1.5)	(3.5)	21.3	33.9	2.8	(6.9)	(10.5)
Income Taxes	(0.3)	1.4	3.0	(0.6)	(1.4)	8.4	13.3	1.1	—	—

NET INCOME (LOSS)	$(0.4)	$1.9	$4.3	$(0.9)	$(2.1)	$12.9	$20.6	$1.7	$(6.9)	$(10.5)

Other Financial Data
EBITDA(1)	$4.0	$5.7	$8.2	$(0.5)	$(3.0)	$22.2	$34.9	$3.2	$(3.9)	$(5.2)
Adjusted EBITDA(1)	$4.0	5.7	8.2	(0.5)	(2.0)	23.6	36.3	3.5	4.6	0.9
Adjusted EBITDA Margin(1)	5.8%	8.2%	14.5%	NM	NM	32.6%	38.1%	19.7%	4.7%	0.4%
Capital Expenditures	$1.4	$0.1	$—	$—	$2.6	$1.3	$2.7	$1.4	$5.9	$6.6

	Predecessor—National Cinema Network, Inc.				Predecessor—Regal CineMedia Corporation				National CineMedia, LLC
	Year Ended April 3, 2003	Year Ended April 1, 2004	Thirty-eight Week Period Ended December 23, 2004	Fourteen Week Period Ended March 31, 2005	Period Ended December 26, 2002	Year Ended January 1, 2004	Year Ended December 30, 2004	Three Months Ended March 31, 2005	Nine Months Ended December 29, 2005	Year Ended December 28, 2006
Operating Data

Founding Member Screens at Period End(2)	3,152	3,168	3,170	3,144	5,663	6,045	6,273	6,258	9,696	13,127
Total Screens at Period End(3)	7,711	7,297	5,026	5,001	5,663	6,045	6,565	6,550	10,766	14,081
Digital Screens at Period End(4)	162	1,173	2,523	2,523	1,765	4,584	5,303	5,674	8,713	11,463
Total Advertising Contract Value(6)	$68.9	$69.9	$56.5	$15.5	$21.8	$65.2	$83.6	$15.6	$144.0	$205.1
Founding Member Attendance for Period (in millions)(5)	166.7	163.3	118.5	41.5	210.0	265.6	253.8	58.6	299.3	514.1
Total Advertising Contract Value per Founding Member Attendee(6)	$0.41	$0.43	$0.48	$0.37	$0.10	$0.25	$0.33	$0.27	$0.48	$0.40

	Predecessor—National Cinema Network, Inc.				Predecessor—Regal CineMedia Corporation				National CineMedia, LLC
	As of April 3, 2003	As of April 1, 2004	As of December 23, 2004	As of March 31, 2005	As of December 26, 2002	As of January 1, 2004	As of December 30, 2004	As of March 31, 2005	As of December 29, 2005	As of December 28, 2006
							($ in millions)
Balance Sheet Data
Receivables, Net	$13.4	$14.4	$26.2	$20.1	$10.0	$20.6	$28.8	$15.8	$36.6	$63.9
Property and Equipment, Net	3.8	2.0	0.7	0.7	2.1	2.5	4.2	5.2	10.0	12.6
Total Assets	20.4	18.2	27.8	60.8	13.0	28.0	49.4	48.2	48.8	90.0
Borrowings	—	—	—	—	—	—	—	—	1.3	10.0
Members’/Stockholder’s equity	(0.6)	1.3	5.6	0.1	6.0	18.9	39.5	41.2	9.8	3.5

Notes to the Selected Historical Financial and Operating Data

1. EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax provision (benefit), and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, share-based payment costs and deferred stock compensation. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments discussed in the following paragraph, which after the offering are included in the calculation of adjusted EBITDA to determine our compliance with financial covenants under our new senior secured credit facility.

On January 26, 2006, AMC completed the acquisition of Loews. Loews has a pre-existing contract with another cinema advertising provider through May 31, 2008. Therefore, the Loews screens will become part of our national theatre network on an exclusive basis beginning on June 1, 2008 (subject to the run-out of certain pre-existing contractual obligations for on-screen advertising existing on May 31, 2008). In accordance with a Loews screen integration agreement between us and AMC, AMC will pay us an amount that approximates the EBITDA we would have generated if we were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. Effective as of January 5, 2007, NCM LLC re-allocated the common membership units in NCM LLC among the founding members to reflect the payments to be made by AMC pursuant to the terms of the Loews screen integration agreement. The number of common membership units allocated to AMC was calculated by multiplying the total number of NCM LLC common membership units outstanding by a ratio of theatre screens and patrons at Loews theatres compared to the total number of theatre screens and patrons at all founding members’ theatres. These Loews payments will be made on a quarterly basis in arrears until May 31, 2008 and will be recorded directly to NCM LLC’s members’ equity accounts and it will not be reflected in NCM LLC’s statements of operations. For the year ended December 28, 2006 the Loews payment would have been $9.6 million.

We have included EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document to provide investors with supplemental measures of our operating performance and information about the calculation of some of the financial covenants that will be contained in our new senior secured credit facility. We believe EBITDA, adjusted EBITDA and adjusted EBITDA margin are important supplemental measures of operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA, adjusted EBITDA and adjusted EBITDA margin in the evaluation of issuers, many of which present EBITDA, adjusted EBITDA and adjusted EBITDA margin when reporting their results. Also, because of the significant changes in our operating results that will result from our acquisition of an interest in NCM LLC, the changes in the exhibitor services agreements and the financing transaction, we disclose pro forma EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document.

Adjusted EBITDA including the Loews payments is a material component of the covenants imposed on us by the new senior secured credit facility. Under the new senior secured credit facility, we are subject to financial covenant ratios that will be calculated by reference to adjusted EBITDA including the Loews payments. Non-compliance with the financial covenants contained in the senior secured credit facility could result in a default, an acceleration in the repayment of amounts outstanding and a termination of the lending commitments under the senior secured credit facility. For a description of required financial covenant levels and actual ratio calculations based on adjusted EBITDA including the Loews payments, see Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Financial Condition and Liquidity-Financings-New senior secured credit facility.”

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not presentations made in accordance with GAAP. As discussed above, we believe that the presentation of EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document is appropriate. However, when evaluating our results, you should not consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA, adjusted EBITDA and adjusted EBITDA margin have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA, adjusted EBITDA and adjusted EBITDA margin differently than we do, EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly-titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the periods presented:

	Predecessor—National Cinema Network, Inc.				Predecessor—Regal CineMedia Corporation				National CineMedia, LLC
	Year Ended April 3, 2003	Year Ended April 1, 2004	Thirty-eight Week Period Ended December 23, 2004	Fourteen Week Period Ended March 31, 2005	Period Ended December 26, 2002	Year Ended January 1, 2004	Year Ended December 30, 2004	Three Months Ended March 31, 2005	Nine Months Ended December 29, 2005	Year Ended December 28, 2006
					($ in millions)
Net Income (Loss)	$(0.4)	$1.9	$4.3	$(0.9)	$(2.1)	$12.9	$20.6	$1.7	$(6.9)	$(10.5)
Income Taxes	(0.3)	1.4	3.0	(0.6)	(1.4)	8.4	13.3	1.1	—	—
Interest Expense, Net	—	—	—	—	—	—	—	—	—	0.5
Depreciation and Amortization	4.7	2.4	0.9	1.0	0.5	0.9	1.0	0.4	3.0	4.8

EBITDA	$4.0	$5.7	$8.2	$(0.5)	$(3.0)	$22.2	$34.9	$3.2	$(3.9)	$(5.2)

Severance Plan Costs	—	—	—	—	—	—	—	—	8.5	4.2
Share-based Compensation	—	—	—	—	—	—	—	—	—	1.9
Deferred Stock Compensation	—	—	—	—	1.0	1.4	1.4	0.3	—	—

Adjusted EBITDA	$4.0	$5.7	$8.2	$(0.5)	$(2.0)	$23.6	$36.3	$3.5	$4.6	$0.9

Adjusted EBITDA Margin*	5.8%	8.2%	14.5%	NM	NM	32.6%	38.1%	19.7%	4.7%	0.4%

*	Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue.
2.	Represents the total number of screens within our advertising network operated by NCM LLC’s founding members. Excludes Loews screens for all periods presented. Excludes Century screens for periods presented through October 2006.
3.	Represents the sum of founding member screens and network affiliate screens.
4.	Represents the total number of screens which are connected to our digital content network.
5.	Represents the total attendance within our advertising network in theatres operated by NCM LLC’s founding members. Excludes Loews screens for all periods presented. Excludes Century screens for periods through October 2006 as presented. The Loews total attendance for the year ended December 28, 2006 was approximately 63.2 million. The Century total attendance for the year ended December 28, 2006 was approximately 48.2 million.
6.	Includes advertising revenue plus legacy contract value for all historical periods.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this document.

Our historical financial data discussed below reflects the historical results of operations and financial position of our predecessor, NCM LLC, and its joint predecessors, RCM and NCN. Accordingly, the historical financial data does not give effect to the reorganization, the completion of the offering and the financing transaction. See “Business-Corporate History”, “Business-Reorganization,” “Financial Condition and Liquidity-Financings” and the unaudited pro forma financial information included elsewhere in this document.

Overview

Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings and digital programming events businesses. We have long-term exhibitor services agreements with NCM LLC’s founding members—AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the United States—and multi-year agreements with several other theatre operators that provide access to their theatres to distribute our content, whom we refer to as network affiliates. The exhibitor services agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres using our digital content network technology. The network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising on their theatre screens. Our advertising, CineMeetings and digital programming events are distributed to theatres that are digitally equipped over our proprietary digital content network. Approximately 90% of the aggregate founding member and network affiliate attendance is included in our digital network.

Our national on-screen and lobby entertainment network advertising contracts with clients typically specify the number of theatre attendees, or impressions, to be delivered for a four- or five-week advertising campaign and the unit price per thousand impressions, or CPM, for a 30-second advertising unit. Our regional and local on-screen advertising contracts with clients typically specify the number of screens, duration of time (typically one to several weeks) and the unit price (typically a cost per screen per week) for an advertising campaign. Typically there are a minimum of 11 national 30-second advertising units and a minimum of 14 local 15-second units available in any advertising campaign within the FirstLook pre-feature program. The number of national or local units can be expanded to a certain extent depending on market demand. Programming on our lobby entertainment network consists of an approximately 30 minute loop of content segments and advertising. Our lobby promotions contracts are based on a standardized rate card for each product that typically specifies the number of impressions to be delivered. Our CineMeetings revenue is derived from the rental of theatre auditoriums, and the provision of catering services and network and audio visual services that are sold as part of our meeting and event services. Our digital programming revenue is derived from the sale of tickets to the general public for music, sporting and other entertainment events and the sale of event sponsorships for an individual event or a series of events.

Our advertising rates are generally based on either contracts with our content partners and other advertisers, or are driven by the demand in the advertising marketplace, including television and other segments of national, regional and local advertising. Our national on-screen CPMs vary by the time of year and the placement within our pre-feature program. NCM LLC’s founding members and certain of our network affiliates report to us each theatre’s attendance by film and film rating category on a weekly or monthly basis. We believe our network affiliate attendance represents approximately 5% of our total attendance. The number of people in the auditorium at the time an advertisement is presented is based on the exhibitor’s attendance reports. We calculate the number of impressions delivered against advertising contracts by multiplying the attendance data received from the exhibitors by the number of patrons in their seat at a given time prior to the advertised show time. The percentage is based on independent third-party research. If, during any contract period we under-deliver the number of contracted impressions, we will be obligated to either provide “make-good” advertising units in a subsequent period (and defer the recognition of the related revenue) or refund a pro rata portion of the contract amount in cash to the client. Historically, in the majority of cases, clients have asked us to “make-good” rather than to refund cash.

To monitor our national advertising business, our management team typically reviews the average CPMs per 30-second units sold within the FirstLook pre-feature program or lobby entertainment network and the percentage of impressions sold of total available impressions as a measure of inventory utilization. We also monitor the local and regional average rates per screen per week and number of units sold per theatre. Our primary management metrics for the CineMeetings business include the number of events and the revenue per event location. To monitor our digital programming events business revenue, we typically track the number of tickets sold, average ticket prices, revenue per location and events per given period. EBITDA, adjusted EBITDA and adjusted EBITDA margin are also measures used by management to measure operating performance.

The expenses associated with our business historically have included (i) selling and marketing expenses, (ii) network operations and maintenance costs, (iii) advertising and event costs, (iv) administrative costs and (v) “circuit share” expenses to NCM LLC’s founding members under the current agreements with NCM LLC’s founding members. Our selling and marketing expenses include the base salaries and commissions of our advertising sales staff and expenses associated with marketing, public relations and research departments. Network operations and maintenance costs relate to the personnel and other costs associated with our content production and post-production activities, costs associated with operating our network operations center, satellite bandwidth costs and maintenance of the network software and hardware. Advertising and event costs relate primarily to production and fulfillment of non-digital advertising and payments based on a sharing of revenue with our network affiliates and the direct costs associated with CineMeetings and digital programming events. Circuit share payments are the payments made to NCM LLC’s founding members for the right to provide our services in their theatres using our digital content network and prior to the offering represented substantially all of our earnings before interest, income taxes, depreciation and amortization, or EBITDA. Our administrative costs primarily consist of salaries and bonuses for our administrative staff and occupancy costs. In connection with the completion of the offering, we entered into 30-year exhibitor services agreements (with a right of first refusal, which begins one year prior to the end of the term of the agreement) with each of NCM LLC’s founding members. The exhibitor services agreements provide for the payment of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, but which are expected to result in significantly lower payments as a percentage of our revenue than have been required historically.

Our operating results may be affected by a variety of internal and external factors and trends described more fully below, and as also described in “Risk Factors”:

•

Pre-feature show content. We have sought to make our FirstLook pre-show both entertaining for theatre audiences and an effective advertising platform for our clients. If the theatre audiences or advertisers do not respond as we anticipate to our pre-feature show format or content, our advertising revenue could be adversely affected.

•

Trends in advertising. As advertisers continue to shift spending to non-traditional, targeted media platforms from traditional media such as television, newspapers and billboards, our advertising business could benefit from this trend.

•

Theatre attendance. Theatre attendance depends to a significant degree on the quality of the motion pictures distributed by the movie studios to the film exhibitors as well as the development of other distribution platforms. Although theatre attendance declined from 2001 to 2005 and then increased in 2006, during this time, cinema advertising revenue significantly increased as a result of better visibility of the medium and the use of digital technology, which enhanced the reach and overall value proposition of cinema advertising. However, as cinema advertising matures, this trend may not continue.

•

Addition of theatres. As theatres are added to our digital in-theatre network (either as NCM LLC’s founding members construct or acquire theatres, such as in the case of the Century acquisition, or as we add new network affiliates), due to the scalable nature of our business, we expect our revenue to increase with minimal additional capital or operating expenditures.

•

Growth of our meetings and digital programming businesses. Our ability to grow our meetings and digital programming businesses depends on our success in growing our customers’ awareness of these services through effective marketing.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2004, 2005 and 2006 contained 52 weeks, while fiscal year 2003 contained 53 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 28, 2006	2006
December 29, 2005	2005
December 30, 2004	2004

Our Company Following the Completion of the Offering

Prior to the completion of the offering, NCM LLC was wholly-owned by its founding members. In connection with the offering, we purchased newly issued common membership units from NCM LLC and common membership units from the founding members, and have become a member and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and to define and regulate the relationships among NCM LLC and the founding members after the completion of these transactions. For more information about the agreements discussed below and the other agreements between us, NCM LLC and the founding members, see “Certain Relationships and Related Party Transactions—Transactions with Founding Members.”

Exhibitor Services Agreements

The exhibitor services agreements that we and the founding members entered into in connection with the offering significantly change the structure of NCM LLC’s payments to the founding members. Under the contractual arrangements in place up to the completion of the offering, NCM LLC made quarterly circuit share payments to the founding members based on varying percentages of advertising revenue. Under the amended exhibitor services agreements, we make monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee of $0.07 which will increase by 8% every five years with the first such increase taking effect after the end of fiscal 2011 and a payment per digital screen of approximately $66.67 which will increase 5% per year beginning at the end of fiscal 2007. These payments will be adjusted for any advertising exhibited by some, but not all, theatres or founding members because of content objections or technical capacity. The theatre access fee paid in the aggregate to all founding members annually will not be less than 12% of NCM LLC’s aggregate annual advertising revenue as defined in the exhibitor services agreements, or it will be adjusted upward to reach this minimum payment. The theatre access fee replaces the circuit share expenses, which is expected to significantly reduce the contractual amounts paid to NCM LLC’s founding members from the historical amounts. Also, under the modified exhibitor services agreements, NCM LLC revenue will increase significantly due to the payments from the founding members for the display of up to 90 seconds of on-screen advertising under beverage concessionaire agreements at an agreed upon rate. For more information on the exhibitor services agreements, see “Certain Relationships and Related Party Transactions—Transactions with Founding Members—Exhibitor Services Agreements.”

Loews Payments

On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007, between NCM LLC and AMC in connection with the offering, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. These U.S.-based Loews screens will become part of our national advertising network on an exclusive basis beginning on June 1, 2008, following the expiration of Loews’ pre-existing contract with another cinema advertising provider. The Loews theatres will be subject to the following limitations: (i) during the period beginning on June 1, 2008 through November 30, 2008, the run-out of on-screen advertising and entertainment content and (ii) during the period beginning on December 1, 2008 through February 28, 2009, the right of the prior advertising provider to up to one minute of advertising during the pre-feature show, in each case, for pre-existing contractual obligations that exist on May 31, 2008. In accordance with a Loews screen integration agreement between us and AMC, which was amended and restated in connection with the offering, AMC will pay us an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis. Effective as of January 5, 2007, NCM LLC re-allocated the common membership units in NCM LLC among the founding members to reflect the payments to be made by AMC pursuant to the terms of the Loews screen integration agreement. The number of common membership units allocated to AMC was calculated by multiplying the total number of NCM LLC common membership units outstanding by a ratio of theatre screens and patrons at Loews theatres compared to the total number of theatre screens and patrons at all founding member theatres. These Loews payments will be made on a quarterly basis in arrears until May 31, 2008 thereafter in accordance with certain run-out provisions. For the year ended December 28, 2006, the Loews payments would have been $9.6 million. The payments, for accounting purposes, will be recorded directly to NCM LLC’s members’ equity accounts and will not be reflected in NCM LLC’s statements of operations.

Debt Financings

In connection with entering into the senior secured credit facility under which NCM LLC borrowed $725.0 million, and entered into an $80.0 million revolving credit facility as discussed in “Financial Condition and Liquidity—Financings—New senior secured credit facility.” We drew $10.0 million on the revolving credit facility at closing, and as of March 22, 2007, $51.0 million was outstanding on the revolving credit facility. NCM LLC expects interest expense to increase significantly based on the outstanding level of the facility as compared to our historical borrowing levels.

Other

Subsequent to the completion of the offering, we expect administrative costs to increase by approximately $2.5 to $3.0 million per year compared to expenses incurred as a private company. These incremental costs include regulatory filing and compliance costs, salaries and benefits costs for additional staffing, additional insurance costs and costs of investor relations.

Summary Historical and Pro Forma Financial and Operating Data

NCM LLC was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. RCM and NCN are considered to be the joint predecessors of NCM LLC. On July 15, 2005, Cinemark, through a wholly-owned subsidiary, joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. As a result, revenue from the sale of advertising for Cinemark’s screens began on January 1, 2006 in NCM LLC’s unaudited historical statements of operations.

NCM LLC is considered to be the predecessor of NCM Inc. The summary historical financial and operating data for the year ended December 28, 2006, and the summary balance sheet data as of December 28, 2006 hereinafter presented, were derived from the audited financial statements of NCM LLC included elsewhere in this document. The summary historical financial and operating data for the nine months ended December 29, 2005 were derived from the audited financial statements of NCM LLC included elsewhere in this document.

The summary (i) unaudited pro forma consolidated statements of operations for the year ended December 28, 2006, (ii) unaudited pro forma condensed consolidated balance sheet at December 28, 2006, both of which are included elsewhere in this document, and (iii) unaudited pro forma consolidated statement of operations for the year ended December 29, 2005, which was included in our registration statement and is not included elsewhere in this document, show the results of operations and financial position of NCM Inc. assuming the transactions and contractual arrangements discussed in “Business-Corporate History” and “Business-Reorganization” had been completed or entered into as of December 31, 2004, with respect to the pro forma statements of operations and as of December 28, 2006, with respect to the pro forma balance sheet. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact on the historical financial information of NCM Inc. of the historical and the transaction adjustments as described in unaudited pro forma financial information included elsewhere in this document.

You should read this unaudited pro forma condensed consolidated financial information together with the other information contained in this document, including “Business-Corporate History” and “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited historical financial statements and the notes thereto and unaudited proforma financial information included elsewhere in this document.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the periods presented. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions, as discussed more fully in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be impacted by related party transactions. Historical and pro forma results of operations and financial condition are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma condensed consolidated financial information should not be relied upon as being indicative of NCM Inc. or NCM LLC’s results of operations or financial condition had the historical adjustments and the transaction adjustments been completed on December 31, 2004, with respect to the pro forma statements of operations and as of December 28, 2006, with respect to the pro forma balance sheet. The pro forma condensed consolidated financial information also does not project our results of operations or financial position for any future period or date.

	Nine Months Ended December 29, 2005 Historical	Year Ended December 29, 2005 Pro Forma	Year Ended December 28, 2006 Historical	Year Ended December 28, 2006 Pro Forma
	($ in millions, except net income per share and total advertising contract value revenue per founding member attendee)
Result of Operations Data
Advertising Revenue	$56.0	$207.4	$188.2	$250.0
Administrative Fees—Members	30.8	—	5.4	—
Total Revenue	98.8	221.6	219.3	275.7
Operating Income (Loss)	(6.9)	95.7	(10.0)	126.8
Net Income (Loss)	(6.9)	8.2	(10.5)	16.6
Net Income (Loss) Per Basic Share	$(0.16)	$0.20	$(0.25)	$0.39
Net Income (Loss) Per Diluted Share	$(0.16)	$0.20	$(0.25)	$0.40

Other Financial Data
EBITDA(1)	$(3.9)	$100.0	$(5.2)	$131.6
Adjusted EBITDA(1)	4.6	108.8	0.9	138.3
Adjusted EBITDA Margin(1)	4.7%	49.1%	0.4%	50.2%
Capital Expenditures	$5.9	NA	$6.6	NA

Operating Data
Founding Member Screens at Period End(2)	9,696	9,696	13,127	13,127
Total Screens at Period End(3)	10,766	10,766	14,081	14,081
Digital Screens at Period End(4)	8,713	8,713	11,463	11,463
Founding Member Attendance for Period(5) (in millions)	299.3	395.2	514.1	514.1
Total Advertising Contract Value(6)	$144.0	$203.7	$205.1	$245.1
Total Advertising Contract Value per Founding Member Attendee(6)	$0.48	$0.52	$0.40	$0.48

	December 28, 2006
	NCM LLC Historical	NCM Inc. Pro Forma As Adjusted
Balance Sheet Data
Cash and cash equivalents	$6.7	$6.7
Receivables, net	63.9	63.9
Property and equipment	12.6	12.6
Total Assets	90.0	333.5
Indebtedness	10.0	735.0
Members’/Stockholder’s Equity (Deficit)	3.5	(601.6)

Notes to the Summary Historical and Pro Forma Financial and Operating Data

1. EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), minority interest, and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, non-cash unit based costs and deferred stock compensation. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments discussed in the following paragraph, which after the offering is included in the calculation of adjusted EBITDA to determine our compliance with financial covenants under our new senior secured credit facility. See further discussion of EBITDA at “EBITDA” below.

On January 26, 2006, AMC completed the acquisition of Loews. Loews has a pre-existing contract with another cinema advertising provider through May 31, 2008. Therefore, the Loews screens will become part of our national theatre network on an exclusive basis beginning on May 31, 2008, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising existing on June 1, 2008. In accordance with a Loews screen integration agreement between us and AMC, AMC will pay us an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis. Effective as of January 5, 2007, NCM LLC re-allocated the common membership units in NCM LLC among the founding members to reflect the payments to be made by AMC pursuant to the terms of the Loews screen integration agreement. The number of common membership units allocated to AMC was calculated by multiplying the total number of NCM LLC common membership units outstanding by a ratio of theatre screens and patrons at Loews theatres compared to the total number of theatre screens and patrons at all founding members’ theatres. These Loews payments will be made on a quarterly basis in arrears until May 31, 2008, and for accounting purposes will be recorded in members’ equity and will not be reflected in NCM LLC’s statements of operations. For the year ended December 28, 2006, the Loews payments would have been $9.6 million.

We have included EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document to provide investors with supplemental measures of our operating performance and information about the calculation of some of the financial covenants that will be contained in our new senior secured credit facility. We believe EBITDA, adjusted EBITDA and adjusted EBITDA margin are important supplemental measures of operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA, adjusted EBITDA and adjusted EBITDA margin in the evaluation of issuers, many of which present EBITDA, adjusted EBITDA and adjusted EBITDA margin when reporting their results. Also, because of the significant changes in our operating results that will result from our acquisition of an interest in NCM LLC, the changes in the exhibitor services agreements and the financing transaction, we disclose pro forma EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document.

Adjusted EBITDA including the Loews payments is a material component of the covenants that is imposed on us by the new senior secured credit facility. Under the new senior secured credit facility, we are subject to financial covenant ratios that will be calculated by reference to adjusted EBITDA including the Loews payments. Non-compliance with the financial covenants contained in the senior secured credit facility could result in a default, an acceleration in the repayment of amounts outstanding and a termination of the lending commitments under the senior secured credit facility. For a description of required financial covenant levels and actual ratio calculations based on adjusted EBITDA including the Loews payments.

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not presentations made in accordance with GAAP. As discussed above, we believe that the presentation of EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document is appropriate. However, when evaluating our results, you should not consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA, adjusted EBITDA and adjusted EBITDA margin have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA, adjusted EBITDA and adjusted EBITDA margin differently than we do, EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly-titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA, adjusted EBITDA and adjusted EBITDA margin on a historical and pro forma basis for the periods presented:

	Nine Months Ended December 29, 2005 Historical	Year Ended December 29, 2005 Pro Forma	Year Ended December 28, 2006 Historical	Year Ended December 28, 2006 Pro Forma
	($ in millions)
Net Income (Loss)	$(6.9)	$8.2	$(10.5)	$16.6
Income Taxes	—	12.3	—	24.7
Minority Interest	—	10.2	—	20.5
Interest Expense	—	65.0	0.5	65.0
Depreciation and Amortization	3.0	4.3	4.8	4.8

EBITDA	$(3.9)	$100.0	$(5.2)	$131.6

Severance Plan Costs	8.5	8.5	4.2	4.2
Share-based Payment Costs	—	—	1.9	2.5
Deferred Stock Compensation	—	0.3	—	—

Adjusted EBITDA	$4.6	$108.8	$0.9	$138.3

Adjusted EBITDA Margin*	4.7%	49.1%	0.4%	50.2%

*	Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue.
2.	Represents the total number of screens within our advertising network operated by NCM LLC’s founding members. Excludes Cinemark operated screens for the period ended December 29, 2005. Excludes Loews screens for all periods presented. Excludes Century screens for all periods presented through October 2006.
3.	Represents the sum of founding member screens and network affiliate screens.
4.	Represents the total number of screens which are connected to our digital content network.
5.	Represents the total attendance within our advertising network in theatres operated by NCM LLC’s founding members. Excludes Cinemark attendance for the period ended December 29, 2005. Excludes Loews screens for all periods presented. The Loews total attendance for the year ended December 28, 2006 was approximately 63.2 million. Excludes Century screens through October 2006 for all periods presented. The Century total attendance for the year ended December 28, 2006 was approximately 48.2 million.
6.	Includes advertising revenue plus legacy contract value for all historical periods. Excludes $3.7 million of revenue related to the beverage concessionaire agreements for Cinemark in the pro forma period ended December 29, 2005, and $4.9 million of revenue related to the beverage concessionaire agreements for Loews in the pro forma year ended December 28, 2006, as attendees for Cinemark and Loews were not included during these periods.

Basis of Presentation

Our historical financial information discussed herein has been derived from the financial statements and accounting records of NCM LLC for the nine months ended December 29, 2005 and the year ended December 28, 2006, from the financial statements and accounting records of its joint predecessor company RCM for the fiscal years ended January 1, 2004 and December 30, 2004 and for the three months ended March 31, 2005 and from the financial statements and accounting records of its joint predecessor company NCN for the fiscal year ended April 1, 2004, the thirty-eight week period ended December 23, 2004 and the fourteen week period ended March 31, 2005. NCN’s parent company was acquired on December 24, 2004, resulting in a change in basis of accounting and the requirement to report the fiscal year 2004 results of operations in pre- and post-acquisition periods.

Results of Operations

The following table summarizes our historical results of operations and the results of operations:

	Predecessor-National Cinema Network, Inc.			Predecessor-Regal CineMedia Corporation			Predecessor-National CineMedia, LLC
	Year Ended April 1, 2004	Thirty-eight Week Period Ended December 23, 2004	Fourteen Week Period Ended March 31, 2005	Year Ended January 1, 2004	Year Ended December 30, 2004	Three Months Ended March 31, 2005	Nine Months Ended December 29, 2005	Year Ended December 28, 2006
				($ in millions)
Revenue:
Advertising	$69.9	$56.5	$15.5	$65.2	$83.6	$15.6	$56.0	$188.2
Administrative Fees—Members	—	—	—	—	—	—	30.8	5.4
Meetings and Events	—	—	—	7.0	11.5	2.1	11.7	25.4
Other	—	—	—	0.2	0.2	0.1	0.3	0.3

TOTAL REVENUE	69.9	56.5	15.5	72.4	95.3	17.8	98.8	219.3

Expenses:
Operating Costs	19.5	13.6	4.6	11.5	15.7	4.1	20.9	35.6
Selling and Marketing Costs	15.1	10.0	3.2	11.7	15.9	4.4	24.9	38.2
Circuit Share Costs—Members	18.7	18.6	5.5	15.3	16.6	2.4	38.6	130.1
Administrative Costs	10.9	6.1	2.7	10.3	10.8	3.4	9.8	16.4
Deferred Stock Compensation and Severance Plan Costs	—	—	—	1.4	1.4	0.3	8.5	4.2
Depreciation and Amortization	2.4	0.9	1.0	0.9	1.0	0.4	3.0	4.8

TOTAL EXPENSES	66.6	49.2	17.0	51.1	61.4	15.0	105.7	229.3

Operating Income (Loss)	3.3	7.3	(1.5)	21.3	33.9	2.8	(6.9)	(10.0)
Interest Expense, Net	—	—	—	—	—	—	—	0.5

Income/(Loss) Before Income Taxes	3.3	7.3	(1.5)	21.3	33.9	2.8	(6.9)	(10.5)
Income Taxes	1.4	3.0	(0.6)	8.4	13.3	1.1	—	—

NET INCOME (LOSS)	$1.9	$4.3	$(0.9)	$12.9	$20.6	$1.7	$(6.9)	$(10.5)

Factors Affecting Comparability of Results of Operations

RCM provided advertising services to the Regal theatre circuit during fiscal 2002, 2003, 2004, and the first quarter of fiscal 2005. Additionally, beginning in October 2004, RCM provided advertising services to one network affiliate. NCN provided advertising services to the AMC theatre circuits and various network affiliates during its fiscal or other periods ended 2003, 2004, 2005 and the first quarter of fiscal 2005.

NCM LLC was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member. Upon becoming a member of NCM LLC, each founding member entered into an exhibitor services agreement with NCM LLC, which remained in effect until the founding members entered into new exhibitor services agreements upon the completion of the offering. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our digital content network.

In addition to the impact on comparability of the addition of the Cinemark screens during 2006, comparability of NCM LLC’s results between 2006 and 2005, and comparability of NCM LLC’s 2005 results with those of its predecessors is limited by the fact that NCM LLC began operations April 1, 2005. Thus, it had only nine months of operations for the period ended December 29, 2005, and direct comparison to the twelve month results for the year ended December 28, 2006 is not possible.

Because of NCM LLC’s formation date, there are no comparable full year periods available. On October 5, 2006, Cinemark completed the acquisition of the Century theatre circuit and the Century screens have been added to our network on an exclusive basis in November 2006. The addition of the Century theatre network will affect the comparability of future results.

At NCM LLC’s formation, each of AMC and Regal retained their pre-existing advertising contracts and we administered those contracts on behalf of those founding members for an administrative fee equal to 35% of total revenue through December 29, 2005 and 32% thereafter. Over time as these “legacy” advertising contracts were fulfilled and we entered into new contracts directly with advertisers, the administrative fees declined and our advertising revenue increased. The total underlying legacy contract value was approximately equal to our administrative fees during that period divided by the appropriate administrative fee percentage. Therefore, we believe the most meaningful metric to ascertain the growth of our advertising revenue among all historical periods presented is the total amount of our advertising revenue plus the legacy contract value. We also refer to total advertising contract value, divided by the total number of founding member attendees as total advertising contract value per founding member attendee. We believe this metric is helpful to analyze advertising revenue performance across our reporting periods, and provides a measure of revenue which is independent of the number of screens in our network for which advertising services are being provided.

The increases in the size of the network, as well as differences in the structure of circuit share expense, limit the comparability of operating expenses for all reporting periods except for fiscal 2004 and fiscal 2003 and comparisons of each joint predecessor to its own operations. Therefore, certain components of operating expenses, including selling and marketing, administrative, and depreciation expense, will be analyzed on the basis of cost per founding member attendee. Deferred stock compensation and severance plan costs are not generally related to the number of founding member attendees. Deferred stock compensation expense was recorded by RCM and relates to Regal stock option grants made to RCM employees. At the time of the formation of NCM LLC, remaining unvested in-the-money Regal stock option grants were converted to a series of cash payments to each option grantee, subject to a continuation of employment requirement, and have been accounted for as an expense by NCM LLC. These costs declined from $8.5 million during the nine months ended December 29, 2005 to $4.2 million during the year ended December 28, 2006, and will continue to decline as the participants in the severance plan receive their final payments.

Circuit share expense for the periods presented is recorded as a percentage of revenue based upon the exhibitor services agreements between NCM LLC and the founding members. Before the formation of NCM LLC, when RCM operated as a stand-alone entity, payments were made to RCM’s parent, Regal, through inter-company transfers which are described as circuit share expense in the table above. The circuit share expense for NCN prior to the formation of RCM represents payments made by NCN to other theatre circuits under agreements to display advertising at their theatres. Upon the completion of the offering, the circuit share expense currently paid by NCM LLC to the founding members was converted to a theatre access fee calculated as described above in connection with the amendment and restatement of the exhibitor services agreements. Since circuit share expense is a significant portion of operating expenses, it is discussed as a separate category in the Results of Operations discussion below.

The following table presents total advertising contract value and operating expenses per founding member attendee for the periods presented, which will be discussed further below.

	National Cinema Network, Inc.			Regal CineMedia Corporation			National CineMedia, LLC
	Year Ended April 1, 2004	Thirty- eight Week Period Ended December 23, 2004	Fourteen Week Period Ended March 31, 2005	Year Ended January 1, 2004	Year Ended December 30, 2004	Three Months Ended March 31, 2005	Nine Months Ended December 29, 2005	Year Ended December 28 ,2006
Total Advertising Contract Value ($ in millions)	$69.9	$56.5	$15.5	$65.2	$83.6	$15.6	$144.0	$205.1

Total Advertising Contract Value per Founding Member Attendee	$0.43	$0.48	$0.37	$0.25	$0.33	$0.27	$0.48	$0.40

Total Operating Expenses per Founding Member Attendee	$0.29	$0.26	$0.28	$0.13	$0.17	$0.21	$0.20	$0.19

Results of Operations

Years ended December 28, 2006 and December 29, 2005

For purposes of this analysis, the year ended December 29, 2005 includes revenue, total advertising contract value, operating expenses, circuit share expense and net income (loss) of our joint predecessors, RCM and NCN for the quarter ended March 31, 2005, and the results of NCM LLC for the nine months ended December 29, 2005.

Revenue. Total revenue generated by our joint predecessors, RCM and NCN, respectively, was $17.8 million and $15.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total revenue generated by NCM LLC from April 1, 2005 through December 29, 2005 was $98.8 million. Total revenue generated by NCM LLC for the year ended December 28, 2006 was $219.3 million. The 2006 increase versus the combined three month joint predecessor revenue and nine month NCM LLC revenue was the result of a combination of higher national advertising CPMs, which increased by 2.6% between NCM LLC’s period ended December 29, 2005 and year ended December 28, 2006, and an expansion of advertising client base and our network, including the increase in average founding member screens of 3,559, or 40.6%, primarily due to the addition of Cinemark, as well as its conversion of certain legacy contract revenue between NCM LLC’s nine month period ended December 29, 2005 and year ended December 28, 2006 to NCM LLC contracts thereby increasing our revenue, and a 84% increase in CineMeetings revenue due to an increase in event count of 43% and due to the increase in revenue per event.

Total advertising contract value of NCM LLC’s joint predecessors, RCM and NCN, respectively, was $15.6 million and $15.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total advertising contract value of NCM LLC from April 1, 2005 through December 29, 2005 was $144.0 million. Total advertising contract value of NCM LLC for the year ended December 28, 2006 was $205.1 million. This increase versus the combined three month joint predecessor revenue and nine month NCM LLC revenue was primarily the result of the expansion of our advertising client base and network and increase in advertising CPMs, as discussed above. Total advertising contract value per founding member attendee of our joint predecessors, RCM and NCN, respectively, was $0.27 and $0.37 during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total advertising contract value per founding member attendee of NCM LLC from April 1, 2005 through December 29, 2005 was $0.48. Total advertising contract value per founding member attendee of NCM LLC for the year ended December 28, 2006 was $0.40. This decrease versus the combined three month joint predecessor revenue and nine month NCM LLC revenue was the result of the impact of restrictions on our ability to sell national advertising on Cinemark’s screens between January 1, 2006 and April 1, 2006, coupled with slight reductions in local advertising inventory utilization as the existing Cinemark clients were transitioned to our FirstLook format, the addition of Century attendees in November 2006, the usual delay associated with absorbing these additional attendees into our sales process and the termination of our largest network affiliate agreement (in terms of advertising revenue) in November 2005.

Operating Expenses. Total operating expenses generated by our joint predecessors, RCM and NCN, respectively, were $12.3 million and $11.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total operating expenses of NCM LLC from April 1, 2005 through December 29, 2005 were $58.6 million. Total operating expenses of NCM LLC for the year ended December 28, 2006 were $95.0 million. This increase versus the combined three month joint predecessor revenue and nine month NCM LLC revenue was primarily due to increased cost levels due to the addition of Cinemark screens to our network, increased affiliate and commission expenses related to higher revenue, and increased administrative expenses due to additional staffing and infrastructure required to support the growth of NCM LLC, as well as non-cash costs associated with our unit option plan. Direct comparison, however, is not necessarily reflective of future trends between the periods because certain expenses which were incurred by predecessor companies on a separate basis would have been duplicative during their comparative periods, including costs for administrative services including human resources, legal services, accounting services, and other managerial expenses for positions which would have been eliminated when the joint venture was formed, such as sales staff executives. Upon formation of NCM LLC, these duplicative services were eliminated.

Total operating expense per founding member attendee of our joint predecessors, RCM and NCN, respectively, was $0.21 and $0.28 during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total operating expense per founding member attendee of NCM LLC from April 1, 2005 through December 29, 2005 was $0.20. Total operating expense per founding member attendee of NCM LLC for the year ended December 28, 2006 was $0.19. This decrease versus the combined three month joint predecessor revenue and nine month NCM LLC revenue was due to a combination of the addition of Cinemark as a founding member and the absorption of those additional screens into our sales process, as well as the elimination of certain of the duplicative expenses incurred by the joint predecessors discussed above.

Circuit share expense. Circuit share expense generated by our joint predecessors, RCM and NCN, respectively, was $2.4 million and $5.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and circuit share expense of NCM LLC from April 1, 2005 through December 29, 2005 was $38.6 million. Total circuit share expense of NCM LLC for the year ended December 28, 2006 was $130.1 million. The increase in circuit share expense was primarily due to the increase in levels of revenue during the period, as discussed above, and to a lesser extent, due to the change in the structure of the circuit share agreement which increased the circuit share rate from 65% of advertising revenue in 2005 to 68% in 2006. As noted above, upon completion of the offering, the circuit share expense currently paid to the founding members was converted to a theatre access fee, which is expected to result in significantly lower expense.

Net income (loss). Net income (loss) generated by our joint predecessors, RCM and NCN, respectively, was $1.7 million and $(0.9) million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and the net income (loss) of NCM LLC from April 1, 2005 through December 29, 2005 was $(6.9) million. Total net loss of NCM LLC for year ended December 28, 2006 was $(10.5) million. The higher loss for 2006 was due to the interplay of the factors for revenue and circuit share discussed above. Also, the comparability of the net income of the two periods is limited due to the addition of the Cinemark theatres to our network in 2006.

Years ended December 29, 2005 and December 30, 2004

For purposes of this analysis, the fiscal year 2004 period used for comparison to 2005 includes the results of RCM for its fiscal 2004 and the results of NCN for its thirty-eight week period ended December 23, 2004 combined with its fourteen week period ended March 31, 2005. (During its fiscal year ended March 31, 2005, NCN’s parent was acquired, resulting in its operating results being reported in pre- and post-acquisition periods.)

Revenue. Total revenue generated by our joint predecessors, RCM and NCN, respectively, was $95.3 million and $72.0 million during their 2004 fiscal year periods (described above). Total revenue generated by our joint predecessors, RCM and NCN, respectively, was $17.8 million and $15.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total revenue generated by NCM LLC from April 1, 2005 through December 29, 2005 was $98.8 million. Total advertising contract value and advertising contract value per founding member attendee of our joint predecessors, RCM and NCN, respectively, was $83.6 million and $0.33 and $72.0 million and $0.45 during their 2004 fiscal year periods. Total advertising contract value and advertising contract value per founding member attendee of our joint predecessors, RCM and NCN, respectively, was $15.6 million and $0.27 and $15.5 million and $0.37 during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total advertising contract value and advertising contract value per founding member attendee of NCM LLC from April 1, 2005 through December 29, 2005 was $144.0 million and $0.48. While total revenue decreased at NCM LLC for its nine month period in 2005, the advertising contract value and advertising contract value per founding member attendee increased. This increase is due to the expansion of the network between 2004 and 2005, with an increase of approximately 5% in founding member screens, as well as the impact of the expansion of our national advertising client base, accompanied by increased regional advertising revenue due to the expansion of the regional on-screen inventory and the local advertising sales team.

Operating Expenses. Total operating expenses and operating expense per founding member attendee generated by our joint predecessors, RCM and NCN, respectively, were $43.4 million and $0.17 and $42.1 million and $0.26 during their 2004 fiscal year periods. Total operating expenses and operating expense per founding member attendee of our joint predecessors, RCM and NCN, respectively, were $12.3 million and $0.21 and $11.5 million and $0.28 during their periods ended March 31, 2005 and total operating expenses and operating expense per founding member attendee of NCM LLC from April 1, 2005 through December 29, 2005 were $58.6 million and $0.20. The decrease in operating expenses is due to the elimination of certain duplicative operating and administrative expenses, and despite increases in selling and marketing expenses due to growth in the local sales personnel due to the increase in the number of founding member theatres noted above.

Net Income. Net income (loss) generated by our joint predecessors, RCM and NCN, respectively, was $20.6 and $3.4 million during their 2004 fiscal year periods. Net income (loss) generated by our joint predecessors, RCM and NCN, was $1.7 million and $(0.9) million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and the net loss of NCM LLC from April 1, 2005 through December 29, 2005 was $(6.9) million. The decrease is primarily attributable to the decrease in revenue noted above, offset by a slight decrease in expenses also discussed above, and due to the impact of the increase in the circuit share expenses, which were impacted in the nine month period for NCM LLC due to the increase in the percentage of circuit share expense, and due to the increases in deferred stock compensation expense noted previously, and increases in levels of depreciation and amortization due to the incremental growth of NCM LLC.

EBITDA

EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, non-cash unit based costs and deferred stock compensation. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments discussed above, which after the offering are included in the calculation of adjusted EBITDA including the Loews payments to determine our compliance with financial covenants under our new senior secured credit facility. AMC will make Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which for the year ended December 28, 2006, would have been $9.6 million.

We have included EBITDA, adjusted EBITDA and adjusted EBITDA margin to provide investors with supplemental measures of our operating performance and because they are the basis for an important financial covenant that is contained in our new senior secured credit facility. We believe EBITDA, adjusted EBITDA and adjusted EBITDA margin are important supplemental measures of operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA, adjusted EBITDA and adjusted EBITDA margin in the evaluation of issuers, many of which present EBITDA, adjusted EBITDA and adjusted EBITDA margin when reporting their results. Also, because of the significant changes in our operating results that will result from our acquisition of an interest in NCM LLC, the changes in the exhibitor services agreements and the financing transaction, we disclose pro forma EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document. See the unaudited pro forma financial information contained elsewhere in this document.

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not presentations made in accordance with GAAP. As discussed above, we believe that the presentation of EBITDA, adjusted EBITDA and adjusted EBITDA margin is appropriate. However, when evaluating our results, you should not consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA, adjusted EBITDA and adjusted EBITDA margin have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA, adjusted EBITDA and adjusted EBITDA margin differently than we do, EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly-titled measures reported by other companies.

The following table reconciles net income (loss) to EBITDA and adjusted EBITDA on a historical and pro forma basis for the periods presented:

	NCM LLC Nine Months Ended December 29, 2005 Historical	NCM LLC, RCM, & NCN Year Ended December 29, 2005 Pro Forma	NCM LLC Year Ended December 28, 2005 Historical	NCM LLC Year Ended December 28, 2006 Pro Forma
	($ in millions)
Net Income (Loss)	$(6.9)	$8.2	$(10.5)	$16.6
Income Taxes	—	12.3	—	24.7
Minority Interest	—	10.2	—	20.5
Interest Expense	—	65.0	0.5	65.0
Depreciation and Amortization	3.0	4.3	4.8	4.8

EBITDA	$(3.9)	$100.0	$(5.2)	$131.6

Severance Plan Costs	8.5	8.5	4.2	4.2
Share-based Compensation Costs	—	—	1.9	2.5
Deferred Stock Compensation	—	0.3	—	—

Adjusted EBITDA	$4.6	$108.8	$0.9	$138.3

Adjusted EBITDA Margin*	4.7%	49.1%	0.4%	50.2%

*	Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue.

Financial Condition and Liquidity

Liquidity and Capital Resources

Sources of capital and capital requirements. Our primary sources of liquidity and capital resources are cash flows generated by our operating subsidiary, NCM LLC, and availability of up to $80.0 million under NCM LLC’s senior secured revolving credit facility entered into in February 2007. Prior to completion of its reorganization described above, NCM LLC’s historical sources of liquidity and capital resources have been cash flows generated from its business activities, working capital from NCM LLC’s founding members, availability of up to $20.0 million under a revolving credit facility and available cash and cash equivalents.

Management believes that future funds generated from our operations and available borrowing capacity of up to $80.0 million under our new revolving credit facility will be sufficient to fund quarterly dividends, our debt service requirements, working capital requirements and capital expenditure requirements, through the next 12 months. We made a draw of $10.0 million on the new credit facility at the closing of the NCM LLC reorganization and the public offering to repay amounts outstanding under NCM LLC’s then existing revolving credit facility (which was $10.0 million as of December 28, 2006) and made a draw of $50.8 million on March 15, 2007 to repay remaining amounts owed to the founding members under the prior exhibitor services agreements that, due to timing differences, were not funded entirely by the collection by us of related receivables. The amount outstanding as of March 22, 2007 on our revolving credit facility was $51.0 million.

Our short and long term cash requirements consist of minimum annual payments under our operating leases for our headquarters and regional offices and capital expenditures. Minimum annual operating lease requirements associated with our headquarters and regional offices are included in our direct operating expenses, which have historically been satisfied by cash flow from operations. For fiscal 2007, we are committed to $1.6 million of annual operating lease payments.

Capital expenditures. Capital expenditures have typically been related to equipment required for our network operations center and content production and post-production activities, digital content system, or DCS, and “back-office” software upgrades, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres. NCM LLC’s capital expenditures were $5.9 million and $6.6 million for the nine months ended December 29, 2005 and year ended December 28, 2006, respectively. The capital expenditures have typically been satisfied through a combination of cash flow from operations and from financing sources. All capital expenditures related to the digital content network within NCM LLC’s founding members’ theatres have been made by the founding members under the exhibitor services agreements. We expect they will continue to be made by the founding members in accordance with the amended exhibitor services agreements.

We expect to make approximately $8.0 million to $10.0 million of capital expenditures in fiscal 2007, primarily for ordinary course maintenance of our digital content system, upgrades to our distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems and for the installation of digital network and projector equipment in network affiliate theatres. We expect these upgrades and improvements, which are intended to provide additional scheduling and placement flexibility for our clients, will enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. These capital expenditures may be increased in connection with expenditures made in theatres operated by additional network affiliates as they are added to our network. We expect that these additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Cash Flows

The following table summarizes our historical cash flows.

	Predecessor-National Cinema Network, Inc.		Predecessor- Regal CineMedia Corporation	Predecessor-National CineMedia, LLC
	38 Weeks Ended December 23, 2004	14 Weeks Ended March 31, 2005	Year Ended December 30, 2004	Nine Months Ended December 29, 2005	Year Ended December 28, 2006

Cash provided by/(used in):
Operating Activities	$(2.1)	$2.5	$15.9	$(2.9)	$8.3
Investing Activities	0.4	0.1	(2.7)	(5.9)	(6.3)
Financing Activities	1.7	(2.6)	(11.2)	8.8	4.7

Operating Activities

The significant growth in the number of screens for which advertising services were provided limits the comparability of operating results from period to period. However, since the formation of NCM LLC, there has been negative cash flow from operations, as compared to positive cash flow from operations for RCM and marginal cash flows and uses from NCN. This results from the higher level of circuit share payments upon the formation of NCM LLC compared to the amount and timing of inter-company transfers made by RCM to its parent, Regal, when RCM operated as a wholly-owned subsidiary of Regal and affiliate payments made by NCN, when operated prior to the formation of NCM LLC. Also, as screens have been added, as inventory utilization has increased and as legacy contracts have been replaced with our own advertising contracts, the amount of accounts receivable has grown, which has required the use of operating cash.

We believe that the cash flow related to operating activities in recent historic periods are not representative of the cash flow we expect following the completion of the offering and the entry into the amended exhibitor services agreements and senior secured credit facility. We expect our circuit share expense to be reduced as a percentage of revenue but expect our interest costs to increase. See “Liquidity and Capital Resources” above.

Investing Activities

Cash used in investing activities during all periods relates to investments in our network software and in corporate management systems and purchases of equipment necessary to service the expansion of network affiliate theatre screens and, to a lesser extent, for leasehold improvements and office equipment associated with an expansion of employee headcount. The cash provided in prior periods at NCN was due to the sale of previously held long-term assets, offset by de minimis amounts of capital expenditures.

Financing Activities

Cash provided by financing activities for NCM LLC during the nine months ended December 29, 2005 was primarily related to the sale of membership units to Cinemark. Cash provided by financing activities in the other periods resulted from short-term borrowings. Cash used in financing activities by RCM resulted from remittances of excess cash to RCM’s parent company. Financing sources and uses at NCN related to repayments and advances on intercompany receivables. We believe that cash flow related to financing activities of the historic periods will not be representative of our cash flow expected after the completion of the NCM LLC reorganization, due to amendments to the exhibitor services agreements and entry into the new senior secured credit facility and other changes in financial structure that occurred in conjunction with the offering of our common stock. See further discussion at “Financings-New senior secured credit facility” below, and at “Business-Corporate History” and “Business-Reorganization.”

As of December 29, 2005 and December 28, 2006, we had the following debt outstanding and cash and equivalents (in millions of dollars):

	December 29, 2005	December 28, 2006
Borrowings	$1.3	$10.0
Cash and cash equivalents	$—	$6.7

The cash balance at the end of the historical periods has been typically low, as circuit share payments are made to the founding members out of excess cash. We also expect to have relatively low cash balances in future periods due to minority interest payments to our founding members and quarterly dividends to our common shareholders we expect to pay pursuant to our dividend policy.

Financings

Demand note. On March 29, 2005, NCM LLC signed an amended and restated demand promissory note, or the demand note, with the founding members, under which NCM LLC could borrow up to $11.0 million on a revolving basis. Borrowings under the demand note were funded by the founding members pro rata to their ownership of units. Interest was payable monthly, at 200 basis points over LIBOR. Interest paid to the founding members during the three months ended June 30, 2005 was less than $0.1 million. On March 22, 2006, the demand note was cancelled and replaced by the credit facility discussed below.

Prior NCM LLC credit facility. On March 22, 2006, NCM LLC entered into a $20.0 million secured revolving credit facility, with a $2.0 million letter of credit facility, with Citicorp North America, Inc., Citigroup Global Markets Inc., Bank of America, N.A., Credit Suisse, Cayman Islands Branch and Lehman Commercial Paper Inc. Borrowings under the facility bear interest, at NCM LLC’s option, at either Adjusted LIBOR plus 1.375% or ABR plus 0.375%. “Adjusted LIBOR” means the rate at approximately 11:00 a.m., London time, two business days before the commencement of the relevant interest period, for dollar deposits with a maturity comparable to such interest period, as adjusted for reserve requirements and rounded upwards if necessary to the next 1/100 of 1%. “ABR” means the greater of the base or prime rate of Citicorp North America, Inc. and the federal funds rate, plus 1/2 of 1%. The facility is secured by a first-priority lien on certain assets of NCM LLC. The facility matures on March 22, 2008.

Covenants in the revolving portion of our credit facility include typical affirmative and negative covenants, including prompt payment of amounts owed, certain monthly, quarterly, and annual financial reporting requirements, maintenance of property and insurance and limitations on additional indebtedness. There are no financial covenants in our credit facility.

As of December 28, 2006, $10.0 million was outstanding under this facility, including none subject to outstanding letters of credit. As described below, on February 13, 2007, the balance under this facility was paid off and cancelled and replaced by the new senior secured credit facility discussed below.

New senior secured credit facility. In connection with the completion of the offering, NCM LLC entered into a new $805.0 million senior secured credit facility with a group of lenders that included affiliates of several of the underwriters. This facility consists of a six-year, $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan will be due on the eighth anniversary of funding. The net proceeds of the term loan were used, together with $59.8 million of proceeds from the offering, to redeem all the preferred membership units of NCM LLC for an aggregate price of $769.5 million. The revolving credit facility will be available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the credit agreement. The revolving credit facility was initially drawn upon to repay amounts outstanding under NCM LLC’s existing revolving credit facility (which was $10.0 million as of December 28, 2006 and

February 13, 2007). A portion of the revolving credit facility will be available for letters of credit. The obligations under the credit facility will be secured by a lien on substantially all the assets of NCM LLC and its material wholly owned subsidiaries.

Amounts payable to NCM LLC’s founding members have historically been paid as NCM LLC collected the related accounts receivable from its customers. On March 15, 2007, NCM LLC repaid the remaining amounts owed to NCM LLC’s founding members under the prior existing exhibitor services agreements (which were $50.8 million). NCM LLC will repay the amount drawn under the credit facility for this purpose as receivables are collected. The amount outstanding under the new revolving credit facility will continue to fluctuate based on working capital needs.

Borrowings under the senior secured credit facility will bear interest, at the option of the borrower, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. The applicable margin for the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (to be defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum.

The senior secured credit facility contains a number of negative covenants that limit NCM LLC and its subsidiaries from, among other things, and with certain thresholds and exceptions:

•	incurring indebtedness (including guarantee obligations) or liens;

•	entering into mergers, consolidations, liquidations or dissolutions;

•	selling assets;

•	making investments, loans or advances;

•	making capital expenditures;

•	modifying the exhibitor services agreements, management services agreement or tax receivable agreement;

•	entering into transactions with affiliates;

•	entering into sale and leaseback transactions;

•	changing its fiscal year;

•	entering into negative pledge agreements;

•	entering into agreements restricting loans or distributions made by NCM LLC’s subsidiaries to NCM LLC; and

•	changing its line of business;

•	paying dividends, redeeming or repurchasing units or making other payments in respect of capital stock.

Notwithstanding the foregoing, NCM LLC shall be permitted to make quarterly dividends and other distributions in the following percentages based on the following consolidated net senior secured leverage ratios for NCM LLC and its subsidiaries (to be calculated in the NCM LLC credit agreement for this purpose as the ratio of secured funded debt less unrestricted cash and cash equivalents as of the last day of the four fiscal quarter period ending on or immediately prior to the date of such dividend or distribution (after giving effect to any such distribution and incurrence of indebtedness (if any) relating thereto, provided that the aggregate amount of revolving loans included in the calculation of secured funded debt shall not exceed the revolving commitments in effect on the date of such dividend or distribution), over adjusted EBITDA as of the four fiscal quarter period ending on or immediately prior to the date of such dividend or distribution) so long as no default or event of default shall have occurred and be continuing:

•

100% of “Available Cash” (defined in the NCM LLC credit agreement in a manner that is consistent with the comparable definition in the NCM LLC operating agreement) if such consolidated net senior secured leverage ratio is less than or equal to 6.5x.

•	75% of Available Cash if such consolidated net senior secured leverage ratio is less than or equal to 7.0x.

•	50% of Available Cash if such consolidated net senior secured leverage ratio is less than or equal to 7.5x.

The senior secured credit facility will require mandatory prepayments of:

•

100% of net cash proceeds from asset sales and insurance or condemnation recovery events that yield gross proceeds to NCM LLC or any of its subsidiaries in excess of $5 million, subject to an exception for reinvestment in productive assets (not to exceed $25 million in any fiscal year) during a reinvestment period.

•

100% of net cash proceeds from any issuance by NCM LLC or its subsidiaries of debt securities or instruments pursuant to a public offering or private placement (excluding indebtedness permitted under the terms of the NCM LLC credit agreement).

•

50% of excess cash flow (to be defined in the NCM LLC credit agreement as “Available Cash” less permitted cash distributions and other restricted payments, less a dollar amount to be agreed) for each fiscal year of NCM LLC, declining to 0% when consolidated net senior leverage for NCM LLC and its subsidiaries is less than 3.0x.

The senior secured credit facility also requires the maintenance of a quarterly financial ratio, as of the last day of any period of four consecutive fiscal quarters, with respect to maximum consolidated net senior secured leverage for NCM LLC and its subsidiaries as follows:

Fiscal Quarter	Maximum Consolidated Net Senior Secured Leverage Ratio
FQ1 2007 – FQ4 2007	7.50:1.00
FQ1 2008 – FQ4 2008	7.25:1.00
FQ1 2009 – FQ4 2009	7.00:1.00
FQ1 2010 – FQ4 2010	6.75:1.00
FQ1 2011 and thereafter	6.50:1.00

The senior secured credit facility contains customary events of default, including:

•	failure to pay any principal, interest, fees, expenses or other amounts;

•	failure of any representation or warranty to be accurate in all material respects as of the date made or deemed made;

•	failure to observe any agreement, obligation or covenant included in the credit agreement or in any guaranty, pledge or security instrument;

•	judgments against NCM LLC or any of its subsidiaries in excess of certain allowances;

•	default under other indebtedness of NCM LLC or its subsidiaries in excess of a threshold amount;

•	certain ERISA events involving us or our subsidiaries;

•	bankruptcy or insolvency events involving NCM LLC or its subsidiaries;

•

any guaranty, pledge or security instrument shall cease to be in full and effect or any lien created thereby shall cease to be enforceable and of the same effect and priority purported to be created thereby; and

•	a change of control (as defined in the credit agreement).

Upon the occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.

Ratings

We are rated by nationally recognized rating agencies. The significance of individual ratings varies from agency to agency. However, companies assigned ratings at the top end of the range have, in the opinion of certain rating agencies, the strongest capacity for repayment of debt or payment of claims, while companies at the bottom end of the range have the weakest ability. Ratings are always subject to change and there can be no assurance that our ratings will continue for any given period of time. A downgrade of our debt ratings, depending on the extent, could increase the cost to borrow funds. Below are our latest ratings, current as of December 28, 2006.

Category	Moody’s	Standard & Poor’s
NCM LLC senior secured credit facility	B1	B+

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States of America in the preparation and presentation of NCM LLC’s financial statements. The significant accounting policies of NCM LLC are described in Note 2 of the financial statements for the nine months ended December 29, 2005, and the year ended December 28, 2006, and along with the disclosures presented in the other financial statement notes, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of NCM LLC.

Allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of probable credit losses inherent in its trade receivables, which represent the largest asset on the balance sheet. Estimating the amount of the allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. Account receivable balances are charged against the allowance, while recoveries of amounts previously charged are credited to the allowance. A provision for bad debt is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

Revenue recognition. NCM LLC considers estimates regarding make-good provisions in advertising revenue to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. Advertising revenue is recognized in the period in which theatre attendees (impressions) are provided. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than the amount contracted. The amount contracted is based on an estimate of attendees at the date the contract is signed. When actual attendance, based on amounts reported by the founding members, is less than contracted, a make-good provision is required.

Stock-based compensation. NCM LLC issued unit options to employees to acquire membership units which, in certain circumstances, would allow the employees to put the options to NCM LLC for cash. These options were accounted for as a liability plan under SFAS No. 123(R), which requires that the liability be measured at its fair value as of each reporting date. The determination of fair value of options requires that management make complex estimates and judgments. We utilize the Black-Scholes option price model to estimate the fair value of our options. This model requires that we make estimates of various factors, the most critical of which are the fair value of our equity and the expected volatility of our equity value. The determination of these is made more difficult because we are a privately held company without historical market-observable factors upon which to base our estimates. However, as our options were granted in contemplation of an initial public offering, we have used the terms of the initial public offering to estimate our equity value. We have considered volatility factors of companies we believe are comparable to us to estimate our future volatility. The annual compensation expense for the year ended December 28, 2006 is approximately $1.9 million. The use of an equity value that varied by 10% from what we have estimated or the use of a volatility factor that varied by five percentage points from what we have estimated would each individually have less than a $250,000 impact on annual compensation expense charge. In connection with the offering, NCM LLC issued restricted units as “IPO awards” to holders of outstanding unit options. Upon completion of the offering, we issued stock options to holders of outstanding unit options in substitution of the unit options and shares of restricted stock in substitution of the restricted units. See further discussion at “Executive Compensation-NCM Inc. 2007 Equity Incentive Plan-Substitution of NCM LLC Options and Restricted Units.”

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other bodies have issued numerous accounting pronouncements and interpretations that will be applicable in future periods. The following addresses the expected impact of accounting pronouncements and interpretations recently issued but not yet required to be adopted that could have an impact on our financial reporting. To the extent the adoption of new accounting standards materially affects financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of this discussion and the notes to the financial statements included elsewhere in this document.

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. As a limited liability company, NCM LLC’s taxable income or loss is allocated to the founding members in accordance with the provisions of our operating documents. However, NCM Inc. will be a taxable entity and will be required to consider this Interpretation as it relates to both itself and NCM LLC consolidated tax position at NCM Inc. We are currently evaluating the impact the Interpretation will have on our future financial condition, results of operations and cash flows.

During October 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under GAAP. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. We will apply the statement prospectively for any fair value measurements that arise after the date of adoption.

During February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The statement is effective for fiscal years beginning after November 15, 2007. We are current evaluating the impact the Interpretation will have on our future financial condition, results of operations and cash flows.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The statement requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. The statement is effective as of December 31, 2006. The adoption of this standard is not expected to have an impact on out consolidated results of operations, cash flows or financial position.

Off-Balance Sheet Transactions

At December 29, 2005 and December 28, 2006, we had no off-balance sheet arrangements or obligations.

Contractual and Other Obligations

Our contractual obligations at December 28, 2006 were as follows:

	Payments Due by Period
	Total	2007	2008-2009	2010-2011	After 2011
	($ in millions)
Borrowings	$10.0	$—	$10.0	$—	$—
Office Leases	9.5	1.6	3.1	2.5	2.3
Network Affiliate Agreements	4.0	2.3	1.7	—	—

Total Contractual Cash Obligations	$23.5	$3.9	$14.8	$2.5	$2.3

NCM LLC will be obligated to make periodic interest payments on the loans under the senior secured credit facility entered into in February 2007, based on an interest rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans.

The applicable margin for the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (to be defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA). Payments under this new facility are not included above. The terms of the new senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into a fixed interest rate swap arrangement hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. In addition, we have a new variable rate revolving credit agreement that replaced our prior credit facility. Debt service requirements under this agreement will depend on the amounts borrowed and the level of the based interest rate. See further discussion of the new senior secured credit facility at “Financial Condition and Liquidity-Financings.”

In addition, the modified exhibitor services agreements entered into in February 2007 require payments based on a combination of founding member attendance and the number of digital screens of each founding member. The former factor will vary from quarter to quarter and year to year as theatre attendance varies while the latter factor will be more predictable but will also vary quarter to quarter and year to year as screens are converted to digital screens and others added or removed through acquisition, divestiture or closure activities of the founding members; however, the table above does not include amounts payable under the modified exhibitor services agreements as it was not contractually effective as of December 28, 2006. The exhibitor services agreements in effect at December 28, 2006 were based on a percentage of revenue, a variable factor not capable of precise estimation.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients, and to a lesser extent, to the attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, our first quarter typically has less revenue than the other quarters of a given year. To illustrate the seasonality of our operations, we analyzed the four consecutive quarters that we felt best represented our business on a comparable screen and attendance basis. Other quarters are less comparable due to the substantial growth in screens and attendance resulting primarily from acquisitions by founding members. This analysis is based on the combination of our quarterly advertising contract value, meetings and events and other revenue.

	Quarter ending
	June 2005	September 2005	December 2005	March 2006
% of Total	26.5%	25.7%	31.4%	16.4%

Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 28, 2006, we had $10.0 million of total debt outstanding under our existing $20.0 million revolving credit facility. To the extent we borrow under our revolving credit facility which bears interest at floating rates based either on an ABR, as defined in the credit agreement, or LIBOR, we are exposed to market risk related to changes in interest rates. At December 28, 2006, the applicable interest rate on borrowings outstanding under the credit facility was 7.9% per year. If applicable interest rates were to increase by 200 basis points, for every $1.0 million outstanding on our revolving credit facility, our income before income taxes would be reduced by approximately $20,000 per year. We are not party to any derivative financial instruments at December 28, 2006.

In February of 2007, NCM LLC entered into a new $805.0 million senior secured credit facility, and repaid the $10.0 million outstanding under the then existing revolving credit facility. See further discussion of the new senior secured credit facility at “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition and Liquidity-Financings-New senior secured credit facility.”

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of the Company is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(b) of the Securities Exchange Act of 1934. As of December 28, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 28, 2006 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time period required by the Security and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 28, 2006 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below is certain information with respect to NCM Inc.’s current executive officers and directors.

Name	Age	Position
Kurt C. Hall	48	President, Chief Executive Officer and Chairman (Class I)
Clifford E. Marks	45	President of Sales and Chief Marketing Officer
Gary W. Ferrera	44	Executive Vice President and Chief Financial Officer
Thomas C. Galley	51	Executive Vice President and Chief Technology and Operations Officer
Ralph E. Hardy	56	Executive Vice President and General Counsel
Peter C. Brown	48	Director (Class III)
Michael L. Campbell	53	Director (Class III)
Lee Roy Mitchell	70	Director (Class III)
Lawrence A. Goodman	52	Director (Class I)
David R. Haas	65	Director (Class II)
James R. Holland, Jr.	63	Director (Class II)
Stephen L. Lanning	53	Director (Class II)
Edward H. Meyer	80	Director (Class II)
Scott N. Schneider	49	Director (Class I)

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM LLC in March 2005 and assumed those positions with NCM Inc. in February 2007. He has also served as Chairman, President and Chief Executive Officer of NCM Inc. since October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. Mr. Hall served as President and Chief Executive Officer of United Artists Theatre Company from March 1998 to August 2002, and a director from May 1992 to August 2002. Mr. Hall served as Chief Operating Officer of United Artists Theatre Company from February 1997 to March 1998, and as Executive Vice President and Chief Financial Officer of United Artists Theatre Company from May 1992 to March 1998.

Clifford E. Marks. Mr. Marks was appointed NCM LLC’s President of Sales and Chief Marketing Officer in March 2005 and assumed those positions with NCM Inc. in February 2007. He has been an advertising, marketing and sales professional for 23 years. Prior to his current position, Mr. Marks served as president of sales and marketing with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from May 2002 to May 2005. Before joining Regal CineMedia, Mr. Marks was a senior vice president at ESPN/ABC Sports where he oversaw its advertising sales organization from 1998 to May 2002. Mr. Marks joined ESPN in April 1989 and served in a variety of sales and marketing positions throughout his tenure. From 1986 through 1989, Mr. Marks was an advertising sales executive at The Nashville Network (now known as Spike TV). He began his career at the New York advertising agencies Young & Rubicam (1985-86) and BBDO (1983-85).

Gary W. Ferrera. Mr. Ferrera joined NCM LLC in May 2006 as Executive Vice President and Chief Financial Officer and assumed those positions with NCM Inc. in February 2007. Mr. Ferrera has held positions in accounting and finance since 1991. From October 2005 to May 2006, he served as an independent consultant. Mr. Ferrera served as the interim Chief Financial Officer of the German cable company iesy Hessen, GmbH (now known as Unity Media), from March to October 2005. From February 2000 to February 2005, Mr. Ferrera held positions in both the United States and Europe with Citigroup’s Global Corporate and Investment Bank where he spent the majority of that time advising and financing European media companies. Mr. Ferrera also held positions as an investment banker at Bear Stearns and as an international tax consultant at Arthur Andersen. Prior to his business career, Mr. Ferrera served for over seven years in U.S. Army Special Operations and Intelligence. Mr. Ferrera graduated magna cum laude with a BS in Accounting from Bentley College and received an MBA from the Kellogg School of Management, Northwestern University.

Thomas C. Galley. Mr. Galley joined NCM LLC in March 2005 as Executive Vice President and Chief Technology and Operations Officer and assumed those positions with NCM Inc. in February 2007. In this role, Mr. Galley oversees all operational, technical and production divisions for National CineMedia. He also manages the CineMeetings and digital programming events divisions. Mr. Galley led the original development of our digital network. Prior to his current position, after joining United Artists Theatre Company in January 2002 as Executive Vice President of Technology, Mr. Galley served as Chief Technology Officer with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from January 2002 to May 2005. From 2000 to January 2002, he served as an independent consultant. From 1986 to 2000, Mr. Galley was President and Chief Executive Officer and co-founder of Internet Communications Corporation, a network (WAN/LAN) systems integration company, where he developed business applications, sales, marketing, technology, operations and revenue centers around technology.

Ralph E. Hardy. Mr. Hardy joined NCM LLC in March 2005 as Executive Vice President and General Counsel and assumed those positions with NCM Inc. in February 2007. Prior to his current position, from May 2002 to May 2005, Mr. Hardy served as Executive Vice President and General Counsel for Regal CineMedia Corporation. Previously, from September 1994 to May 2002, Mr. Hardy was Executive Vice President, General Counsel and Secretary of United Artists Theatre Circuit, Inc., and was Senior Vice President, General Counsel and Secretary of United Artists Theatre Circuit, Inc. from May 1992 to September 1994.

Peter C. Brown. Mr. Brown has served as a director of NCM Inc. since October 2006. Mr. Brown has served as a director of AMC Entertainment Inc. (AMCE) and American Multi-Cinema, Inc., a subsidiary of AMCE, since November 1992, as Chairman of the Board and Chief Executive Officer of AMCE since July 1999 and as President of AMCE since January 1997. Mr. Brown served as Co-Chairman of the Board of AMCE from May 1998 through July 1999 and as Executive Vice President of AMCE from August 1994 to January 1997. Mr. Brown is also Chairman of the Board, Chief Executive Officer and a Director of American Multi-Cinema, Inc. Mr. Brown serves as a director of Embarq Corporation, Midway Games, Inc., and MovieTickets.com. Mr. Brown is also on the Board of Directors of the National Association of Theatre Owners, is a member of the executive committee and became Vice-Chairman of the organization in January 2007.

Michael L. Campbell. Mr. Campbell has served as a director of NCM Inc. since October 2006. Mr. Campbell has served as Chairman and Chief Executive Officer of Regal Entertainment Group since May 2005 and as a director since March 2002. Prior thereto, Mr. Campbell served as Regal Entertainment Group’s Co-Chairman and Co-Chief Executive Officer. Mr. Campbell also has served as Chief Executive Officer of Regal Cinemas Corporation since January 2002. Mr. Campbell founded Regal Cinemas, Inc. in November 1989, and has served as Chief Executive Officer of Regal Cinemas, Inc. since its inception. Mr. Campbell served as a director and executive officer of Regal Cinemas, Inc. when it filed for bankruptcy on October 11, 2001 and throughout its bankruptcy proceedings. Mr. Campbell currently serves as a director of the National Association of Theatre Owners, Fandango, Inc. and Regal Entertainment Group.

Lee Roy Mitchell. Mr. Mitchell has served as a director of NCM Inc. since October 2006. Mr. Mitchell has served as Chairman of the Board of Cinemark USA, Inc. since March 1996 and as a Director and Chief Executive Officer of Cinemark USA, Inc. since its inception in 1987. Mr. Mitchell has served as Chairman of the Board and Chief Executive Officer of Cinemark, Inc. since its inception in May 2002. Mr. Mitchell serves on the Board of Directors of Texas Capital Bancshares, Inc., Champions for Life and Dallas County Community College.

Lawrence A. Goodman. Mr. Goodman has served as a director of NCM Inc. since February of 2007. He founded White Mountain Media, a media consulting company, in July 2004 and has served as its president since inception. From July 2003 to July 2004, Mr. Goodman was retired. From March 1995 to July 2003, Mr. Goodman was the President of Sales and Marketing for CNN, a division of Turner Broadcasting System, Inc. Mr. Goodman currently serves as a director of Teletrax and The Westchester Institute for Human Development.

David R. Haas. Mr. Haas has served as a director of NCM Inc. since February of 2007. He has been a private investor and financial consultant since January 1995. Mr. Haas was a Senior Vice President and Controller for Time Warner, Inc. from January 1990 through December 1994. Prior thereto, Mr. Haas was at Warner Communications for 14 years and held several positions at the company. Mr. Haas served as a director of Information Holdings, Inc. from July 1988 through December 2004. Mr. Haas currently serves as a director and chair of the audit committee of Armor Holdings, Inc.

James R. Holland, Jr. Mr. Holland has served as a director of NCM Inc. since February of 2007. He has been the President and Chief Executive Officer of Unity Hunt, Inc., a diversified holding company, since September 1991, and also serves on its board of directors. He also serves as lead director of Texas Capital Bancshares, Inc., and as a director of Placid Holding Co. and Hunt Midwest Enterprises, Inc.

Stephen L. Lanning. Mr. Lanning has served as a director of NCM Inc. since February of 2007. He is a an independent consultant. Mr. Lanning was employed by the United States Air Force from June 1977 until October 2006. From July 2005 to July 2006, Mr. Lanning was a Director, Logistics and Warfighting Integration, Chief Information Officer and Chief Sustainment Officer for the United States Air Force Space Command. Mr. Lanning was a Principal Director of the Defense Information Systems Agency from July 2002 to July 2005. Mr. Lanning was a Deputy Operations Director at the United States Space Command from June 2001 to July 2002.

Edward H. Meyer. Mr. Meyer has served as a director of NCM Inc. since February of 2007. He served as Chairman, Chief Executive Officer and President of Grey Global Group, Inc., a global advertising and marketing services company, from 1970 to December 2006. Mr. Meyer joined Grey Global in 1956 and was elected President in 1968 and Chairman in 1972. He also serves as a director and member of the compensation and audit committees of Harman International Industries, Inc. and as a director of Ethan Allen Interiors Inc. and Jim Pattison Ltd.

Scott N. Schneider. Mr. Schneider has served as a director of NCM Inc. since February of 2007. He has served as Chairman, Media and Communications, of Diamond Castle Holdings, a private equity firm, since January 2004. From October 1999 to August 2004, Mr. Schneider served in various senior executive capacities including President, Chief Operating Officer and Vice Chairman of the Board of Citizens Communications Company. Prior thereto, Mr. Schneider served as Chief Financial Officer and a member of the board of directors of Centennial Communications Corp. from 1991 to 2001, and as Chief Financial Officer and a member of the board of directors of Century Communications Corp. from 1981 to 2000. Mr. Schneider currently serves as a director of Centennial Communications Corp. and, until its merger with SES during April 2006, as a director of NuSkies Holdings. He also serves on a variety of philanthropic boards.

NCM Inc.’s bylaws authorize no more than ten directors to serve on our board of directors. The directors are divided into three classes, designated as Class I, Class II and Class III. The members of each class shall serve for a staggered three-year term, except that Class I directors in the initial term immediately following the offering will serve for one year and the Class II directors in the initial term immediately following the offering will serve for two years. Each director will be elected to serve until the election of the director’s successor at an annual meeting of stockholders for the election of directors for the year in which the director’s term expires or at a special meeting called for that purpose. Directors may be removed only for cause.

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to our ten-member board of directors who will be voted upon by our stockholders. If at any time, any founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation. See “Corporate Governance Matters” below for additional details on how such 5% threshold is calculated.

One of the two designees from each of the founding members must qualify as an independent director under Nasdaq rules. Independent directors Mssrs. Meyer, Lanning and Holland were designated by AMC, Regal and Cinemark, respectively.

Board Committees

Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee. Each committee operates pursuant to a written charter adopted by our Board of Directors which sets forth the committee’s role and responsibilities. The charters of these standing committees are available on our website at www.ncm.com. The board of directors also will establish such other committees as it deems appropriate, in accordance with applicable law and our certificate of incorporation and bylaws.

Audit Committee

The members of the audit committee are Messrs. Haas, Holland and Schneider, with Mr. Haas serving as chair. All of the members of the audit committee are independent, as determined in accordance with Nasdaq rules and relevant federal securities laws and regulations. Our board has determined that Mr. Haas qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations. The audit committee will assist our board of directors in monitoring the integrity of the financial statements, the independent auditors’ qualifications, independence and performance, the performance of our company’s internal audit function and compliance by our company with certain legal and regulatory requirements.

Compensation Committee

The members of the compensation committee are Messrs. Goodman, Lanning and Meyer, with Mr. Goodman serving as chair. All of the members of our compensation committee are independent, as determined in accordance with Nasdaq rules and relevant federal securities laws and regulations. The compensation committee will oversee the compensation plans, policies and programs of our company and will have full authority to determine and approve the compensation of our chief executive officer, as well as to make recommendations with respect to compensation of our other executive officers. The compensation committee also will be responsible for producing an annual report on executive compensation for inclusion in our proxy statement.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Messrs. Goodman, Lanning and Meyer, with Mr. Lanning serving as chair. All of the members of our nominating and corporate governance committee are independent as determined in accordance with Nasdaq rules and relevant federal securities laws and regulations. The nominating and corporate governance committee will assist our board of directors in promoting the best interests of our company and our stockholders through the implementation of sound corporate governance principles and practices.

Other than the director candidates designated by NCM LLC’s founding members, the nominating and corporate governance committee will identify individuals qualified to become board members and recommend to our board of directors the director nominees for each annual meeting of stockholders. It also will review the qualifications and independence of the members of our board of directors and its various committees on a regular basis and make any recommendations the committee members may deem appropriate from time to time concerning any changes in the composition of our board of directors and its committees. The nominating and corporate governance committee also will recommend to our board of directors the corporate governance guidelines and standards regarding the independence of outside directors applicable to our company and review such guidelines and standards and the provisions of the nominating and corporate governance committee charter on a regular basis to confirm that such guidelines, standards and charter remain consistent with sound corporate governance practices and with any legal, regulatory or Nasdaq requirements. The nominating and corporate governance committee also will monitor our board of directors and our company’s compliance with any commitments made to regulators or otherwise regarding changes in corporate governance practices and will lead our board of directors in its annual review of our board of directors’ performance.

Code of Business Conduct and Ethics

On February 6, 2007, the Board adopted NCM, Inc.’s Code of Business Conduct and Ethics that applies to all of our employees, including our board of directors, chief executive officer and chief financial officer. The Code of Business Conduct and Ethics sets forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of the Company’s property, business opportunities and proprietary information. Our Code of Business Conduct and Ethics is available free of charge on our website at www.ncm.com. We intend to post on our website any amendments to, or waivers from our Code of Business conduct and Ethics applicable to senior financial executives.

Compensation Committee Interlocks and Insider Participation

We do not have any interlocking relationships between any member of our compensation committee or our nominating and corporate governance committee and any of our executive officers that would require disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Prior to our initial public offering, our directors, executive officers and persons beneficially holding more than 10% of our common stock were not subject to the reporting requirements of section 16 of the Exchange Act.

Corporate Governance Matters

So long as a founding member beneficially owns at least 5% of NCM LLC’s issued and outstanding common membership units, approval of at least 90% of the directors then in office (provided that if the board has less than ten directors, then the approval of at least 80% of the directors then in office) will be required before we may take any of the following actions or we, in our capacity as sole manager of NCM LLC, may authorize NCM LLC to take any of the following actions:

•	assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM Inc.;

•

acquire, dispose, lease or license assets by NCM Inc. or NCM LLC or enter into a contract to do the foregoing, in a single transaction or in two or more transactions (related or unrelated) in any consecutive twelve-month period with an aggregate value (as determined in good faith by the board) exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern (as determined in good faith by the board);

•	merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;

•

incur any funded indebtedness (including the refinancing of any funded indebtedness) or repay, before due, any funded indebtedness (other than a working capital revolving line of credit) with a fixed term in either case, in a single transaction or in two or more transactions (related or unrelated) in an aggregate amount in excess of $15 million per year;

•

issue, grant or sell shares of common stock or rights with respect to common stock, except in connection with NCM Inc.’s equity incentive compensation plans or any conversion or exchange of NCM LLC membership units in accordance with the NCM LLC operating agreement;

•	issue, grant or sell any NCM Inc. preferred stock or rights with respect to preferred stock;

•

authorize, issue, grant or sell additional NCM LLC membership units or rights with respect to membership units (except as otherwise permitted in the common unit adjustment agreement or NCM Inc.’s equity incentive compensation plans);

•	amend, modify, restate or repeal any provision of NCM Inc.’s certificate of incorporation or bylaws or the NCM LLC operating agreement;

•	enter into, modify or terminate certain contracts not in the ordinary course of business of the type specified in Item 601(b)(10)(i) of Regulation S-K;

•

except as specifically set forth in the NCM LLC operating agreement, declare, set aside or pay any redemption of, or dividends with respect to membership interests, payable in cash, property or otherwise;

•	amend any material terms or provisions (as defined in the Nasdaq rules) of NCM Inc.’s equity incentive plan or enter into or consummate any new equity incentive compensation plan;

•

make any change in the current business purpose of NCM Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the exhibitor services agreements; and

•	approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on the founding members.

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to our ten-member board of directors who will be voted upon by our stockholders. If, at any time, any founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation. One of the two designees from each of the founding members must qualify as an independent director under Nasdaq rules at the time of designation.

If any director designee to our board designated by NCM LLC’s founding members is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve the following actions of NCM LLC:

•	approving any budget or any amendment or modification of the budget;

•	incurring any indebtedness or entering into or consummating any other financing transaction that is not provided for in the budget;

•

entering into or consummating any agreements or arrangements involving annual payments by NCM LLC (including the fair market value of any barter) in excess of $5 million (subject to annual adjustment based on the Consumer Price Index), except as otherwise provided in the budget, or any material modification of any such agreements or arrangements;

•

entering into or consummating any agreements or arrangements involving annual receipts (including the fair market value of any barter) in excess of $20 million (subject to annual adjustment based on the Consumer Price Index), or any material modification of any such agreements or arrangements;

•

except as contemplated herein, declaring, setting aside or paying any redemption of, dividends on, or the making of any other distributions in respect of, any of its membership units or other equity interests in NCM LLC, as the case may be, payable in cash, stock, property or otherwise, or any reorganization or recapitalization or split, combination or reclassification or similar transaction of any of its units, limited liability company interests or capital stock, as the case may be;

•

amending any provision of the third restated LLC operating agreement to authorize, or to issue, any additional membership units or classes of units or other equity interests and the designations, preferences and relative, participating or other rights, powers or duties thereof;

•

hiring or terminating the employment of the chief executive officer, chief financial officer, chief technology officer or chief sales and marketing officer of NCM LLC, or the entering into, amendment or termination of any employment, severance, change of control or other contract with any employee who has a written employment agreement with NCM LLC;

•

changing the purposes of NCM LLC, or the provision by NCM LLC of any services beyond the scope of the services defined in the exhibitor services agreements, or services outside of the United States or Canada;

•	entering into any agreement with respect to or the taking of any material steps to facilitate a transaction that constitutes a change of control of NCM LLC or a proposal for such a transaction;

•

leasing (as lessor), licensing (as licensor) or other transfer of assets (including securities) (x) having a fair market value or for consideration exceeding $10 million (subject to annual adjustment based on the Consumer Price Index), taken as a whole, or (y) to which the revenue or the profits attributable exceed $10 million (subject to annual adjustment based on the Consumer Price Index), taken as a whole, in any one transaction or series of related transactions, in each case, determined using the most recent quarterly consolidated financial statement of NCM LLC;

•

entering into any agreement with respect to or consummating any acquisition of any business or assets having a fair market value in excess of $10 million (subject to annual adjustment based on the Consumer Price Index) taken as a whole, in any one transaction or series of related transactions, whether by purchase and sale, merger, consolidation, restructuring, recapitalization or otherwise;

•

settling claims or suits in which NCM LLC is a party for an amount that exceeds the relevant provision in the budget by more than $1 million (subject to annual adjustment based on the Consumer Price Index) or where equitable or injunctive relief is included as part of such settlement;

•

entering into, modifying or terminating any material contract or transaction or series of related transactions (including by way of barter) between (x) NCM LLC or any of its subsidiaries and (y) any member or any affiliate of any member or any person in which any founding member has taken, or is negotiating to take, a material financial interest, in each case, other than relating to the purchase or sale of products or services in the ordinary course of business of NCM LLC;

•

entering into any agreement for NCM LLC to provide to any new member or affiliate of any new member any services similar to those set forth in the exhibitor services agreement, or admitting to NCM LLC any new member;

•

entering into, modifying or terminating any agreement for NCM LLC to provide any services to any person (other than a member or affiliate of a member), that requires capital expenditures or guaranteed payments in excess of $1 million annually (subject to annual adjustment based on the Consumer Price Index);

•

dissolution of NCM LLC; the adoption of a plan of liquidation of NCM LLC; any action by NCM LLC to commence any suit, case, proceeding or other action (i) under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors seeking to have an order for relief entered with respect to NCM LLC, or seeking to adjudicate NCM LLC as bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding up, liquidation, dissolution, composition or other relief with respect to NCM LLC, or (ii) seeking appointment of a receiver, trustee, custodian or other similar official for NCM LLC, or for all or any material portion of the assets of NCM LLC, or making a general assignment for the benefit of the creditors of NCM LLC;

•	approving any significant tax matters;

•	valuation determinations to be made under the third restated LLC operating agreement;

•	amending or changing certain provisions of the third restated LLC operating agreement; and

•	any expenditure by NCM LLC to replace, upgrade or modify any equipment or software owned by any of the founding members or their affiliates.

For purposes of calculating the 5% ownership threshold for the supermajority director approval rights and director designation agreement provisions discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of our common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units. NCM LLC common membership units held by permitted transferees of a founding member will be combined with units held by the founding member for purposes of determining whether the 5% threshold has been met, and the founding member and its permitted transferees may exercise their designation rights jointly. Permitted transferees include affiliates of the founding member and entities that are owned more than 50% by the same entity or entities that ultimately control the founding member.

The issued and outstanding common membership units of NCM LLC are owned approximately 44.8% by NCM Inc., approximately 18.6% by AMC, approximately 14.0% by Cinemark and approximately 22.6% by Regal. There are 93,850,951 common membership units issued and outstanding, 21,230,712 of which are beneficially owned by Regal, 17,474,890 of which are beneficially owned by AMC, 13,145,349 of which are beneficially owned by Cinemark, and 42,000,000 of which are beneficially owned by us. The number of outstanding common membership units owned by us will at all times equal the number of shares of our outstanding common stock. With respect to any future offering of common stock, the net cash proceeds we receive, including with regard to the exercise of options issued under our equity incentive plan, will be concurrently transferred to NCM LLC in exchange for common membership units equal in number to the number of shares of common stock we issued. Pursuant to the terms of our certificate of incorporation and the third restated LLC agreement, if a member of NCM LLC, other than us, chooses to have common membership units redeemed, we may elect to issue cash or shares of our common stock on a one-for-one basis. See “Certain Relationships and Related Party Transactions—Transactions with Founding Members—NCM LLC Operating Agreement.”

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The primary goals of the compensation committee of our board of directors with respect to executive compensation are to attract, retain, motivate and reward talented executives, to tie annual and long-term compensation incentives to achievement of specified performance objectives, and to achieve the goal of long-term creation of value for our stockholders by aligning the interests of these executives with our stockholders. To achieve these goals, we intend to maintain compensation plans that tie a substantial portion of executives’ overall compensation to key strategic, operational and financial goals such as achievement of budgeted levels of revenue and EBITDA, and other non-financial goals that the board deems important. The compensation committee and the board evaluate individual executive performance with a goal of setting compensation at levels they believe, based on their general business and industry knowledge and experience, are comparable with executives in other companies of similar size and stage of development operating in the advertising sales and digital media distribution industry, while taking into account our relative performance and our own strategic goals.

NCM LLC has in the past and we intend in the future to conduct an annual review of the aggregate level of our executive compensation as part of the annual budget review and annual performance review processes, which include determining the operating metrics and non-financial elements used to measure our performance and to compensate our executive officers. This review is based on our knowledge of how other advertising sales and media companies measure their executive performance and on the key operating metrics that are critical in our effort to increase the value of our company.

Elements of Compensation

Executive compensation consists of the following elements. The compensation committee and board determine the portion of compensation allocated to each element for each individual named executive officer. Descriptions of historical practices and policies are of the practices and policies of the NCM LLC compensation committee. Our compensation committee is expected to continue these policies in the short term but will reevaluate the current policies and practices as it considers advisable.

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation for similar positions, as well as seniority of the individual, our ability to replace the individual and other primarily judgmental factors deemed relevant by the board. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually by the compensation committee and the board, and may be adjusted (upward in the case of employees with employment contracts) from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements or at other appropriate times, to realign salaries with market levels after taking into account individual responsibilities, performance and experience. This review began in the fourth quarter of 2006 as part of the NCM LLC annual budgeting process and was completed during the first quarter of 2007 as part of our annual performance review process.

Discretionary Annual Performance Bonus. The board has the authority to award discretionary annual performance bonuses to our executive officers. The annual incentive bonuses are intended to compensate officers for achieving financial, operational and strategic goals and for achieving individual annual performance objectives. These objectives and goals vary and are set specific to the individual executive, but have traditionally been allocated 25% to more subjective non-financial strategic factors such as the expansion of our digital network, maintenance of strong relationships with NCM LLC’s founding members and the completion of various transactions, including for 2006 and 2007 the offering, and 75% associated with financial factors such as achieving budgeted levels of revenue and EBITDA and managing levels of capital expenditures. These annual bonus amounts are intended to reward both overall company and individual performance during the year and, as such, can be highly variable from year to year.

Our discretionary annual bonus is paid in cash in an amount reviewed and approved by the compensation committee and the board and traditionally has been paid in a single installment in the first quarter following the completion of a given fiscal year once the annual audit report is issued. Pursuant to current employment agreements, each named executive officer is eligible for a discretionary annual bonus up to an amount equal to a specified percentage of such executive’s salary. However, the compensation committee and the board may increase the discretionary annual bonus paid to our executive officers using their judgment based on the company exceeding certain financial goals (“stretch bonus”). The NCM LLC compensation committee and board targeted discretionary bonus amounts for performance during 2006 at 50-100% of base salary for each of our named executive officers, with an additional “stretch bonus” amount of up to 50% of the amount awarded for performance. The actual amount of discretionary bonus, which varies by individual, is determined following a review of each executive’s individual performance and contribution to our strategic and financial goals. The compensation committee determined and approved the discretionary bonuses for 2006 for the named executive officers on February 7, 2007, and the bonus amounts were paid on February 14, 2007. See “Summary Compensation Table” for those amounts.

Long-Term Incentive Program. We believe that creating long-term value for our stockholders is achieved, in part, by aligning the interests of our executive officers with those of our stockholders. Prior to the completion of the offering, we adopted a new equity incentive plan, the National CineMedia Inc. 2007 Equity Incentive Plan, which we refer to as the “equity incentive plan.” The equity incentive plan will not only assist us in attracting, motivating, rewarding and retaining employees, including our named executive officers, but will promote the creation of long-term value for our stockholders by aligning the interests of these individuals with the interests of stockholders. The equity incentive plan provides for the grant, at the discretion of our board and compensation committee, of stock options, stock appreciation rights, restricted stock, restricted stock units, and other equity-based and cash incentive awards to these officers, as well as directors, employees, consultants and other individuals (including board members) who perform services for us or for our affiliates. This equity incentive plan replaces the NCM LLC Unit Option Plan, discussed below.

The compensation committee and board believe based on their general business and industry experience and knowledge that the use of the combination of base salary, discretionary annual performance bonus, and long-term incentive (including stock option or other stock-based awards) offers the best approach to achieving our compensation goals, including attracting and retaining the most talented and capable executives and motivating our executives and other officers to expend maximum effort to improve the business results, earnings and overall value of our business.

In connection with the completion of the offering, options previously granted by NCM LLC to its officer employees, including our named executive officers, under the National CineMedia, LLC 2006 Unit Option Plan, which we refer to as the “NCM LLC Unit Option Plan,” that remained outstanding as of the date of the completion of the offering were substituted with options granted under the equity incentive plan. In addition, the NCM LLC Unit Option Plan, provided under certain conditions, that option holders would receive an additional equity award of options or restricted units at the time of an initial public offering, which we refer to as the “IPO awards”. The IPO awards were intended to ensure that the economic value of the NCM LLC unit options held just prior to the offering (and related debt issuance) was retained by the option holder just after the offering (and related debt issuance). NCM LLC issued IPO awards in the form of restricted units. Upon completion of the offering, we issued shares of restricted common stock in substitution of the restricted units. See “Substitution of NCM LLC Options and Restricted Units” for additional information. In addition, upon completion of the offering in February 2007, we granted options to acquire 218,000 shares of our common stock primarily to certain non-officer employees, and 5,718 shares of restricted stock to our non-employee independent directors.

The NCM LLC Unit Option Plan authorized NCM LLC to grant options to purchase units of NCM LLC to our employees, directors and consultants. NCM LLC granted unit options in conjunction with the adoption of the plan and then at the commencement of employment and, occasionally, following a significant change in job responsibilities or to meet other special retention or performance objectives. The compensation committee and board reviewed and approveed unit option awards to executive officers based upon a review of competitive compensation information, their assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations. Periodic unit option grants were made at the discretion of the compensation committee and the board to eligible employees and, in appropriate circumstances, the compensation committee and board in their discretion consider the recommendations of members of management, primarily Mr. Hall, our Chief Executive Officer. In 2006, the named executive officers were awarded unit options in the amounts indicated in the section entitled “NCM Inc. 2007 Equity Incentive Plan-Grants of Plan Based Awards” below. These grants included grants made on April 4, 2006, in connection with the adoption of the NCM LLC Unit Option Plan and in recognition of exceptional contributions by the named executives and other NCM LLC officers since NCM LLC’s formation in March 2005, and subsequently in connection with various hiring and other retention objectives. The options granted by NCM LLC us have an exercise price equal to a fair market value formula as of the grant date, typically begin vesting after a period of one year at 20% per annum thereafter based upon continued employment over a five-year period, and generally expire fifteen years after the date of grant.

Other Compensation. Our executive officers entered into new employment agreements as discussed below, under “Employment and Other Agreements”. NCM Inc. is the employer and NCM LLC is also a party under these new employment agreements. The compensation committee and board, in the future, may change such agreements as they determine, in their discretion, that revisions to such employment agreements are required to comply with new tax or accounting rules and are not detrimental to the interest of the named executives. In addition, consistent with our compensation philosophy, we intend to continue to maintain our current benefits and perquisites for our executive officers; however, the compensation committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We believe these benefits and perquisites are currently comparable to the median competitive levels for comparable companies.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(6)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Kurt C. Hall President, Chief Executive Officer and Chairman	2006	$625,000	$0	$0	$629,117	$607,500	$0	$8,292	$1,869,909
Clifford E. Marks President of Sales and Chief Marketing Officer	2006	$579,395	$0	$0	$326,590	$567,000	$0	$8,204	$1,481,189
Gary W. Ferrera (4) Executive Vice President and Chief Financial Officer	2006	$176,635	$0	$0	$177,910	$190,782	$0	$1,389	$546,716
Thomas C. Galley Executive Vice President and Chief Technology and Operations Officer	2006	$373,077	$0	$0	$193,840	$275,625	$0	$8,149	$850,691
Ralph E. Hardy Executive Vice President and General Counsel	2006	$215,029	$0	$0	$69,893	$105,482	$0	$8,054	$398,458
David J. Giesler (5) Former Executive Vice President and Chief Financial Officer	2006	$161,762	$0	$0	$0	$53,572	$0	$7,116	$222,450

(1)	The amounts represent the portion of the fair value of the options recognized as expense for financial statement reporting purposes in accordance with SFAS No. 123(R), “Share Based Payment,” and does not represent cash payments made to the individuals or amounts realized. Under SFAS 123(R), the fair value of options granted to employees is recognized ratably over the vesting period. No portion of the options held by any named executive officer are currently vested. See details of the assumptions used in valuation of the options in Note 12 to the audited financial statements of NCM LLC contained elsewhere in this document. The Grants of Plan Based Awards table discloses the unit options granted to the named executive officers. The option expense as reflected in this table represents the calculation based on outstanding unit options and does not reflect the contemplated substitution of the unit options with stock options to be issued as discussed below.
(2)	The compensation committee approved 2006 bonuses for the named executive officers on February 7, 2007, and such bonuses were paid on February 14, 2007.
(3)	The balances include individual amounts, all of which are less than $10,000, reflecting contributions on behalf of the named executive officers as NCM LLC’s matching contribution to NCM LLC’s defined contribution 401(k) plan, as well as amounts related to the various life and disability insurance plans participated in by the named executives.
(4)	Mr. Ferrera became NCM LLC’s Executive Vice President and Chief Financial Officer on May 1, 2006.
(5)	Mr. Giesler resigned as NCM LLC’s Executive Vice President and Chief Financial Officer effective April 30, 2006 and resigned as an employee of NCM LLC on September 20, 2006. His unit option was forfeited when he resigned from NCM LLC effective September 20, 2006.
(6)	During 2007, annual salary increases were approved by the NCM LLC compensation committee as reflect in “Employment and Other Agreements” below.

Grants of Plan Based Awards

The board of directors approved awards under our NCM LLC Unit Option Plan to each of our named executive officers in 2006. As noted, in connection with the offering, options and restricted units previously granted under the NCM LLC Unit Option Plan were substituted with options and shares of restricted stock granted under our equity incentive plan. See further discussion at “—NCM Inc. 2007 Equity Incentive Plan”. Set forth below is information regarding awards granted during 2006:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards - Target/Maximum (#)		Exercise or Base Price of Option Awards ($ per Unit) (6)	Grant Date Fair Value of Option Awards ($)
Name	Grant Date	Threshold ($)(7)	Target ($) (7)	Maximum ($) (7)
Kurt C. Hall	April 4, 2006	$312,500	$625,000	$937,500	474,974	(1)	$16.35	$4,823,232
Clifford E. Marks	April 4, 2006	$67,500	$675,000	$742,500	263,775	(2)	$16.35	$2,678,563
Clifford E. Marks	September 7, 2006	n/a	n/a	n/a	37,327	(3)	$24.04	$376,639
Gary W. Ferrera	May 1, 2006	$68,750	$137,500	$206,250	149,058	(4)	$18.01	$1,512,044
Thomas C. Galley	April 4, 2006	$140,625	$281,250	$421,875	146,346	(1)	$16.35	$1,486,107
Ralph E. Hardy	April 4, 2006	$52,500	$105,000	$157,500	52,769	(1)	$16.35	$535,850
David J. Giesler	April 4, 2006	$40,440	$80,881	$121,321	—	(5)	Forfeited	—

(1)	Represents unit options granted under the NCM LLC Unit Option Plan, as adjusted under the plan for changes in capitalization, which were substituted with the same number of options granted under the equity incentive plan upon completion of the offering. The options begin vesting on January 1, 2007, and will vest at 20% per year, so long as the officer remains in continuous employment with NCM LLC through those dates.
(2)	Represents a unit option granted under the NCM LLC Unit Option Plan, as adjusted under the plan for changes in capitalization, which were substituted with the same number of options granted under the equity incentive plan upon completion of the offering. The option begins vesting on January 1, 2008, and will vest at 20% per year, so long as the officer remains in continuous employment with NCM LLC through those dates.
(3)	Represents a unit option granted under the NCM LLC Unit Option Plan, as adjusted under the plan for changes in capitalization, which were substituted with the same number of options granted under the equity incentive plan upon completion of the offering. The option begins vesting on January 1, 2008, and will vest at 20% per year, so long as the officer remains in continuous employment with NCM LLC through those dates.
(4)	Represents a unit option granted under the NCM LLC Unit Option Plan, as adjusted under the plan for changes in capitalization, which were substituted with the same number of options granted under the equity incentive plan upon completion of the offering. The option begins vesting on January 1, 2007 and will vest at 20% per year, so long as the officer remains in continuous employment with NCM LLC through those dates.
(5)	Represents a unit option granted under the NCM LLC Unit Option Plan, as adjusted under the plan for changes in capitalization, which were substituted with the same number of options granted under the equity incentive plan upon completion of the offering. The option was forfeited when Mr. Giesler resigned from NCM LLC in September 2006.
(6)	There was no public market price for the units on the date of the grant. The exercise price was determined by the board as not less than the fair market value of a unit as of the grant date and as reported, includes adjustments for the reorganization.
(7)	Amounts represent maximum potential cash bonus amounts if all goals and additional targets are achieved for 2006 performance for each named executive officer. The board and compensation committee may, at their complete discretion, award additional or lower amounts. The bonus amounts for Mr. Ferrera will be prorated based on his hire date, and the bonus amounts for Mr. Giesler will be prorated based on his resignation date. The compensation committee approved 2006 bonuses for the named executive officers on February 7, 2007. We paid those amounts February 14, 2007. See “Summary Compensation Table” for those amounts.

Outstanding Equity Awards at December 28, 2006

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date (1)
Name	Exercisable	Unexercisable (2)(3)
Kurt C. Hall	0	474,974	$16.35	April 4, 2021
Clifford E. Marks	0	263,775	$16.35	April 4, 2021
Clifford E. Marks	0	37,327	$24.04	September 7, 2021
Gary W. Ferrera	0	149,058	$18.01	May 1, 2021
Thomas C. Galley	0	146,346	$16.35	April 4, 2021
Ralph E. Hardy	0	52,769	$16.35	April 4, 2021
David J. Giesler	0	0	—	—

(1)	Options expire prior to date if named executive officer terminates employment.
(2)	The options vest for each named executive officer, excluding Mr. Marks, 20% per year commencing on January 1, 2007, subject to continuous employment.
(3)	The options for Mr. Marks vest 20% per year commencing on January 1, 2008, subject to continuous employment with NCM LLC.

NCM LLC 2006 Unit Option Plan

The NCM LLC Unit Option Plan was administered by NCM LLC’s compensation committee and board. The objectives of the plan included attracting, motivating and retaining key personnel and promoting NCM LLC’s success by linking the interests of NCM LLC’s officers, directors and consultants with our success. Upon completion of the offering, the plan was terminated and no further units may be issued pursuant to the plan.

Units Subject to Plan

There were 1,224,203 units authorized for issuance under the plan. As of December 28, 2006, options covering 1,131,728 units had been granted and were outstanding under the plan, leaving 92,475 units available for issuance, excluding any units to be issued as IPO awards.

Term of Options

The term of each option is 15 years from the date of the grant of the option, unless a shorter period is established. Each of the options granted under the plan have a term of 15 years.

Vesting

The board had the authority under the plan to establish the vesting schedule for an option. The vesting schedule is set forth in each option agreement. The option agreement includes a vesting start date. Outstanding options include a vesting start date of January 1, 2007 or January 1, 2008. Options granted under the plan vest at a rate of 20% per year commencing 12 months after the vesting start date, subject to continuous employment or other service with NCM LLC or its subsidiaries. Outstanding options are scheduled to fully vest 5 years after the vesting start date. Failure to be continuously employed or in another service relationship, generally results in the forfeiture of options not vested at the time the employment or other service relationship ends. Termination of a recipient’s employment or other service relationship for cause generally results in the forfeiture of all of the recipient’s options.

IPO Awards. Upon the occurrence of an initial public offering of NCM LLC or its manager, the plan provided for additional equity awards to outstanding option holders under certain circumstances. These awards may be granted as additional options or restricted units, which we refer to as the “IPO awards.” The purpose of the IPO awards is to ensure that the economic value of outstanding unit options held just prior to an initial public offering is maintained by the option holder immediately after the offering. We issued 262,466 restricted units as IPO awards at the completion of the offering.

The table below sets forth the number of restricted units issued as IPO awards to the named executive officers, other employees and the total. The restricted units were unvested when granted and are subject to forfeiture and restrictions on transfer during the restriction period. The restricted units will vest and the forfeiture and transfer restrictions will lapse at the same time as the underlying options vest, 20% per year commencing on either January 1, 2008 or January 1, 2009, as applicable, subject to continuous employment. The restricted unit award provides that the grantee will receive dividends. With completion of the offering, we substituted the restricted units with shares of restricted stock of NCM Inc. using an exchange ratio of one share to one unit.

Name	Number of Restricted Units
Kurt C. Hall	78,430
Clifford E. Marks	49,720
Gary W. Ferrera	24,593
Thomas C. Galley	24,165
Ralph E. Hardy	8,713
Other Employees	76,845

Total	262,466

Adjustments and Conversion

The plan provided for adjustments to the number of units for which grants may be made under the plan, the number of units covered by an option and the option exercise price for changes in capitalization.

By the terms of the NCM LLC Plan, upon completion of the initial public offering of NCM Inc., all options under the plan were exchanged for options to acquire shares of NCM Inc.’s common stock and restricted units were exchanged for shares of restricted stock of NCM Inc.

NCM Inc. 2007 Equity Incentive Plan

Prior to the completion of the offering, we adopted the equity incentive plan. The equity incentive plan will assist us in attracting, retaining, motivating and rewarding employees, directors and consultants, and promoting the creation of long-term value for our stockholders by aligning the interests of these individuals with those of our stockholders. The equity incentive plan provides for the grant of options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash awards to directors, officers, employees, consultants and other individuals who perform services for us or for our affiliates.

We will use all proceeds received by us upon the exercise of options under the equity incentive plan to acquire NCM LLC common membership units at a price per unit equal to the exercise price of such option.

Share Reserve

The total number of shares of our common stock available for issuance or delivery under the equity incentive plan is 2,576,000 shares, subject to adjustment in the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar corporate event. For purposes of determining the number of shares remaining available for issuance under the equity incentive plan, to the extent that an award expires or is canceled, forfeited, settled in cash or otherwise terminated without delivery to the participant of the full number of shares to which the award related, the undelivered shares will again be available for grant. Shares withheld in payment of the exercise price or taxes relating to an award and shares equal to the number surrendered in payment of any exercise price or taxes relating to an award will be deemed to constitute shares not delivered to the participant and will be deemed to again be available for awards under the plan. Shares issued under the equity incentive plan may be authorized and unissued shares or treasury shares. All grants under the equity incentive plan shall be proposed by the Chief Executive Officer at the end of each fiscal year and approved and priced by the compensation committee and board of directors at the first compensation committee and board of directors meeting of the following fiscal year (with the exception being if a new officer of the Company is hired and stock options or restricted stock are needed to form a part of their compensation package, as approved by the compensation committee, in which case such stock options or restricted stock grants would be approved and priced at the first compensation committee and board of directors meeting following the relevant employee’s first date of employment).

The maximum number of shares that may be covered by an award granted under the equity incentive plan to any single participant in any calendar year cannot exceed 500,000, excluding substituted awards. The maximum dollar amount that may be awarded to a single participant in any calendar year cannot exceed $5,000,000, excluding substituted awards.

NCM LLC Options and Restricted Units

In connection with the completion of the offering, options previously granted by NCM LLC to its employees under the NCM LLC Unit Option Plan were replaced pursuant to the plan with options granted under the equity incentive plan. In addition, the NCM LLC Unit Option Plan provided that under certain conditions, option holders would receive an additional equity award of options or restricted units at the time of an initial public offering, the “IPO awards.” We issued options to purchase shares of our common stock under the equity incentive plan in substitution for options previously granted under the NCM LLC 2006 Unit Option Plan and shares of restricted common stock in substitution for restricted units that were granted by NCM LLC.

Administration

Generally, the compensation committee, or the committee, administers the equity incentive plan and designates those persons who will be granted awards and the amount, type and other terms and conditions of the awards. The committee has full authority to administer the equity incentive plan, including the authority to interpret and construe any provision in the plan and the terms of any award agreement and to adopt such rules and regulations for administering the plan that it may deem necessary or appropriate. Pursuant to this authority, on or after the date of grant of an award, the committee may:

•	accelerate the date on which the award becomes vested, exercisable or transferable;

•

extend the term of any award, including, without limitation, extending the period following termination of a participant’s service with us or our affiliates during which the incentive award may remain outstanding;

•	waive any conditions to the vesting, exercisability or transferability of an award; or

•	provide for the payment of dividends or dividend equivalents with respect to an award.

Significant Features of Incentive Awards

The following is a description of the significant terms that apply to each type of award issued under the equity incentive plan:

Options and Stock Appreciation Rights. Each option will entitle the holder to purchase a specified number of shares at a specified exercise price. Each option agreement will specify whether the option is an “incentive stock option” or “ISO” (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code) or a nonqualified stock option. Each stock appreciation right will entitle the holder to receive, upon exercise, the excess of the fair market value of a share at the time of exercise over the base price of the stock appreciation right multiplied by the specified number of shares to which the stock appreciation right is being exercised. The exercise or base price of each option and stock appreciation right will be at least 100% of the fair market value of a share on the date the award is granted. The term of any option or stock appreciation right will not exceed ten years, except for substituted awards and the option or stock appreciation right will vest over a period determined by the committee. Each option or stock appreciation right agreement will specify the consequences to the award with respect to a termination of service with us and our affiliates.

Restricted Stock and Restricted Stock Units. The committee may grant a restricted stock award, which is a grant of actual shares subject to a risk of forfeiture and restrictions on transfer. The committee may also grant an award of restricted stock units, a contractual commitment to deliver shares at a future date. The terms and conditions of any restricted stock award or award of restricted stock units will be determined by the committee.

Other Stock-Based Awards. The committee may grant other types of stock-based awards in such amounts and subject to such terms and conditions as the committee determines. Each such award may, among other things, (i) involve the transfer of actual shares, either at the time of grant or thereafter, or payment in cash of amounts based on the value of shares; (ii) be subject to performance-based and/or service-based conditions; and (iii) be in the form of phantom stock, performance shares, deferred share units or other full value stock awards.

Performance-Based Awards

The committee may grant awards that are intended to qualify as performance-based compensation under Section 162(m) of the Code. The performance goals upon which the payment or vesting of any award that is intended to qualify as performance-based compensation may relate to one or more specified performance measures.

Performance periods may not be less than one fiscal year of NCM Inc. and may be overlapping periods. The committee will establish (i) performance goals for each performance period; (ii) target awards for each participant; and (iii) an objective method for determining the applicable performance percentage to be applied to each target award.

Tax Withholding

The plan provides that participants may elect to satisfy certain federal state or local income tax withholding requirements by remitting to us cash or, subject to certain conditions, shares or by instructing us to withhold shares payable to the participant.

Amendment and Termination

Our board of directors may amend, suspend, discontinue, or terminate the equity incentive plan or the committee’s authority to grant awards under the equity incentive plan in any respect, except that, to the extent that any applicable law, regulation or rule of a stock exchange requires stockholder approval for any revision or amendment to be effective, the revision or amendment will not be effective without stockholder approval. We will not make any grants under the equity incentive plan following the tenth anniversary of the date the plan becomes effective, but awards outstanding at that time will continue in accordance with their terms.

Federal Income Tax Consequences

The following is intended only as a brief summary of the material U.S. federal income tax consequences of the equity incentive plan. The tax consequences to a participant will generally depend upon the type of award issued to the participant. In general, if a participant recognizes ordinary income in connection with the grant, vesting or exercise of an award, we will be entitled to a corresponding deduction equal to the amount of the income recognized by the participant. This summary does not address the effects of other federal taxes (including possible “golden parachute” excise taxes) or taxes imposed under state, local or foreign tax laws.

Options and Stock Appreciation Rights. In general, a participant does not have taxable income upon the grant of an option or a stock appreciation right. The participant will recognize ordinary income upon exercise of a nonqualified stock option equal to the excess of the fair market value of shares acquired on exercise over the aggregate option price for the shares. Upon exercising a stock appreciation right, the participant will recognize ordinary income equal to the cash or fair market value of the shares received. A participant will not recognize ordinary income upon exercise of an ISO, except that the alternative minimum tax may apply. If a participant disposes of shares acquired upon exercise of an ISO before the end of the applicable holding periods, the participant will recognize ordinary income. Otherwise, a sale of shares acquired by exercise of an option or a stock appreciation right generally will result in short-term or long-term capital gain or loss measured by the difference between the sale price and the participant’s tax basis in the shares. We normally can claim a tax deduction equal to the amount recognized as ordinary income by a participant in connection with an option or stock appreciation right, but no tax deduction relating to a participant’s capital gains. We will not be entitled to any tax deduction with respect to an ISO if the participant holds the shares for the applicable ISO holding periods before selling or transferring the shares.

Restricted Stock, Restricted Stock Units and Other Stock-Based Awards. If an award is subject to a restriction on transferability and a substantial risk of forfeiture (for example, restricted stock), the participant generally must recognize ordinary income equal to the fair market value of the transferred amounts at the earliest time either the transferability restriction or risk of forfeiture lapses. If an award has no restriction on transferability or is not subject to a substantial risk of forfeiture, the participant generally must recognize ordinary income equal to the cash or the fair market value of shares received. We can ordinarily claim a tax deduction in an amount equal to the ordinary income recognized by the participant, except as discussed below regarding Section 162(m). A participant may irrevocably elect to accelerate the taxable income to the time of grant of restricted stock rather than upon lapse of restrictions on transferability or the risk of forfeiture (Section 83(b) election).

Section 409A. Section 409A of the Code imposes election, payment and funding requirements on “nonqualified deferred compensation” plans. If a nonqualified deferred compensation arrangement subject to Section 409A of the Code fails to meet, or is not operated in accordance with, the requirements of Section 409A, then compensation deferred under the arrangement may become immediately taxable and subject to a 20% additional tax. Certain awards that may be issued under the plan may constitute a “deferral of compensation” subject to the requirements of Section 409A of the Code.

Section 162(m). Compensation that qualifies as “performance-based” compensation is excluded from the $1 million deduction limitation of Section 162(m) of the Code. Under the equity incentive plan, options and stock appreciation rights granted with an exercise price at least equal to 100% of the fair market value of the underlying shares on the date of grant and certain other awards that are conditioned upon achievement of performance goals are intended to qualify as “performance-based” compensation. A number of requirements must be met in order for particular compensation to qualify, and we cannot assure you that compensation under the equity incentive plan will be fully deductible by us under all circumstances.

Substitution of NCM LLC Options and Restricted Units

NCM LLC issued to its employees, options to purchase common membership units of NCM LLC. In connection with the offering, NCM LLC issued restricted units as “IPO awards” to holders of outstanding unit options. Upon completion of the offering, we issued stock options to holders of outstanding unit options in substitution of the NCM LLC unit options and shares of restricted stock in substitution of the NCM LLC restricted units under the following terms and conditions:

•	the individual’s rights with respect to the NCM LLC unit option and restricted units were cancelled;

•

the total spread (the excess of the aggregate fair market value of the units subject to the option over the aggregate option exercise price) of the option after substitution could not exceed the total spread of the option that existed immediately prior to the substitution (the “spread test”);

•

on a share by share comparison, the ratio of the option exercise price to the fair market value of the shares subject to the option immediately after the substitution could not be greater than the ratio of the option exercise price to the fair market value of the units subject to the option that existed immediately prior to the substitution (the “ratio test”);

•	the substituted option contained all of the terms of the unit option, except to the extent such terms were rendered inoperative by the corporate transaction; and

•	the substituted option did not provide the option holder with additional benefits that the option holder did not have under the unit option.

We provided an option substitution agreement to each NCM LLC option holder that sets forth the terms and conditions related to the substitution of the option. We provided a restricted stock agreement with each NCM LLC restricted unit holder that sets forth the terms and conditions related to the substitution of the restricted stock for the restricted units.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The compensation committee, which will be comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Internal Revenue Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the compensation committee determines that doing so is in our best interests.

Other Employee Benefits

Our employees, including our named executive officers, are entitled to various employee benefits. These benefits include the following: medical and dental insurance; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; employee assistance programs (confidential counseling); a 401(k) plan; and paid time off.

We offer a 401(k) plan to eligible employees as part of a 401(k) plan administered by NCM LLC. Under the plan, employee participants, including our named executive officers, may contribute up to 20% of their compensation, subject to Internal Revenue Code limitations. Employee contributions may be made after six months of service, and are invested in various investment funds based upon elections made by the employee. We may make discretionary matching contributions to the plan.

Employment and Other Agreements

The following is a summary of the employment agreements that are currently in effect between NCM Inc. and NCM LLC and each of the named executive officers, under which NCM Inc. is the employer.

Kurt C. Hall

On February 13, 2007, NCM Inc. and NCM LLC entered into an employment agreement with Kurt C. Hall to serve as President, Chief Executive Officer and Chairman of the Board of NCM Inc., for a term running through May 24, 2009. On each May 24, beginning in 2007, one year will be added to the term of the agreement. The agreement provides that Mr. Hall be paid a base salary at the rate of $700,000 per year, subject to annual increases at the discretion of the compensation committee. In addition to base salary, Mr. Hall is eligible to receive an annual cash bonus with a target bonus amount of at least 100% of his base salary and a stretch bonus amount of at least 150% of his base salary upon attainment of performance goals determined by the compensation committee. Mr. Hall will also be reimbursed for reasonable out-of-pocket expenses. If Mr. Hall is terminated, for reasons other than permanent disability, death or cause, Mr. Hall will be entitled to severance equal to two times his base salary paid over 24 months and a prorated portion of any bonus he would have received in the fiscal year in which his termination occurs. Mr. Hall would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 24-month period. If Mr. Hall resigns with good reason, as defined in the agreement, he will be entitled to severance equal to two times his base salary and one times his target bonus payable in a lump sum, and a prorated portion of any bonus he would have received in the fiscal year in which his resignation occurs. Mr. Hall would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 24-month period. If, within three months before or one year after a change of control, as defined in the agreement, Mr. Hall resigns for good reason or is terminated for reasons other than permanent disability, death or cause, Mr. Hall would be entitled to severance equal to two and one half times his base salary and two times his target bonus payable in a lump sum. Mr. Hall would also be entitled to a prorated portion of any bonus he would have received for the fiscal year in which the termination occurs, and would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 30-month period. Under the agreement, during his employment and for 12 months thereafter, Mr. Hall, subject to certain limitations, has agreed not to compete with NCM Inc. or any of its affiliates or subsidiaries or solicit anyone who was employed by these entities. Under the agreement, Mr. Hall has also agreed not to divulge or disclose confidential information of NCM Inc. or its affiliates or subsidiaries except while employed by NCM Inc., in the business of and for the benefit of NCM Inc., or as required by law.

Clifford E. Marks

On February 13, 2007, NCM Inc. and NCM LLC entered into an employment agreement with Clifford E. Marks to serve as the President of Sales and Chief Marketing Officer for a term running through September 30, 2008. On the last day of the term, 24 months will be added to the termination date of the agreement. Under the agreement, Mr. Marks is paid a base salary at the rate of $675,000 per year with increases of 1% annually. The compensation committee will review Mr. Marks’ salary at least annually and may increase (but not reduce) the base salary in its sole discretion. In addition to base salary, Mr. Marks is eligible to receive an annual cash bonus equal to 25% of his base salary upon attainment of certain performance goals as determined by the chief executive officer and an additional annual cash bonus up to 80% of his base salary based upon attainment of certain sales targets as determined by the chief executive officer. The compensation committee will review Mr. Marks’ bonus structure and may adjust the bonus structure in its sole discretion. If Mr. Marks is terminated, for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Marks resigns for good reason, as defined in the agreement, Mr. Marks will be entitled to severance equal the greater of his base salary paid over the remaining existing term of the contract and a bonus equal to the last bonus paid per month applied against the remaining contract period or one year of base salary plus 100% of the bonus amount paid for the last full year of employment. Mr. Marks would also be entitled to continued coverage under any employee benefit plans until the date he receives equivalent coverage but not longer than the period for which his base salary is paid after termination. Under the agreement, during his employment and for 12 months thereafter, Mr. Marks has agreed not to compete with NCM Inc., its affiliates or subsidiaries, or solicit anyone who is an employee, officer or agent of these entities. Under the agreement, Mr. Marks has also agreed not to divulge or disclose customer lists or trade secrets of NCM Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Gary W. Ferrera

On February 13, 2007, NCM Inc. and NCM LLC entered into an employment agreement with Gary W. Ferrera to serve as Executive Vice President and Chief Financial Officer of NCM Inc., for a term running through April 1, 2007. On the last day of the term, 12 months will be added to the termination date. The agreement provides that Mr. Ferrera be paid a base salary of $325,000 per year, subject to further annual increases at the discretion of the compensation committee. In addition to base salary, Mr. Ferrera is eligible to receive an annual bonus of up to 75% of his base salary upon attainment of certain objective financial and subjective non-financial goals as determined by the chief executive officer. If Mr. Ferrera is terminated, for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Ferrera resigns for good reason, as defined in the agreement, Mr. Ferrera will be entitled to severance equal to his base salary paid over 12 months and any annual bonuses awarded but not yet paid. Mr. Ferrera would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 12-month period, or the economic equivalent of such coverage. Under the agreement, during his employment and for 12 months thereafter, Mr. Ferrera has agreed not to compete with NCM Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Ferrera has also agreed not to divulge or disclose customer lists or trade secrets of NCM Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Thomas C. Galley

On February 13, 2007, NCM Inc. and NCM LLC entered into an employment agreement with Thomas C. Galley to serve as the Executive Vice President and Chief Technology and Operations Officer of NCM Inc., for a term running through May 24, 2008. On the last day of the term, 18 months will be added to the termination date. The agreement provides that Mr. Galley be paid a base salary at the rate of $415,000 per year, subject to further annual increases at the discretion of the compensation committee. In addition to base salary, Mr. Galley is eligible to receive an annual cash bonus of up to 75% of his base salary upon attainment of certain objective financial and subjective non-financial goals as determined by the chief executive officer. If Mr. Galley is terminated, for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Galley resigns for good reason, as defined in the agreement, Mr. Galley will be entitled to severance equal to one and a half times his base salary paid over 18 months and any annual bonuses awarded but not yet paid. Mr. Galley would also be entitled to continued coverage under any employee medical, health and life insurance plans for an 18-month period, or the economic equivalent of such coverage. Under the agreement, during his employment and for 12 months thereafter, Mr. Galley has agreed not to compete with NCM Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under this agreement, Mr. Galley has also agreed not to divulge or disclose customer lists or trade secrets of NCM Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Ralph E. Hardy

On February 13, 2007, NCM Inc. and NCM LLC entered into an employment agreement with Ralph E. Hardy to serve as the Executive Vice President of NCM LLC. The term of employment terminates on each December 31, but will be considered automatically renewed unless notice of termination is given by either party. The agreement provides that Mr. Hardy be paid a base salary at the rate of $221,728 per year, subject to annual review by the board. In addition to base salary, Mr. Hardy is eligible to receive an annual bonus as determined by the board. If Mr. Hardy is terminated, for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Hardy resigns for good reason, as defined in the agreement, Mr. Hardy will be entitled to severance equal to his base salary paid over 12 months and any annual bonuses awarded but not yet paid. Mr. Hardy would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 12-month period, or the economic equivalent of such coverage. Under the agreement, during his employment and for so long as he is entitled to receive any benefits or payment under the agreement (but in no event less than 12 months), Mr. Hardy has agreed not to compete with NCM Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Hardy has also agreed not to divulge or disclose customer lists or trade secrets of NCM Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Potential Payments Upon Termination or Change of Control

The following summaries set forth potential payments payable to our named executive officers upon termination of their employment or a change of control of NCM Inc. under their employment agreements to be in effect following the completion of the offering and under the NCM Inc. 2007 Equity Incentive Plan. The following discussion is based on the following assumptions:

•	the actual bonus amount would be the target award amount reported as a non-equity incentive plan award in the “Grants of Plan Based Awards” table; and

•	the common stock price is $21.00.

The potential payments described below are estimated based upon these assumptions. Actual payments may be more or less than the amounts described below. In addition, the company may enter into new arrangements or modify these arrangements, from time to time.

Kurt C. Hall

If Mr. Hall is terminated from NCM Inc., for reasons other than permanent disability, death or cause, he will be entitled to severance equal to two times his base salary paid over 24 months and a prorated portion of any bonus he would have received in the fiscal year in which his termination occurs paid at the same time bonuses are paid to other executives. Mr. Hall would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 24-month period. If Mr. Hall resigns from NCM Inc. with good reason, as defined in the agreement, he will be entitled to severance equal to two times his base salary and one times his target bonus payable in a lump sum, and a prorated portion of any bonus he would have received in the fiscal year in which his resignation occurs paid at the same time bonuses are paid to other executives. Mr. Hall would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 24-month period. If, within three months before or one year after a change of control, as defined in the agreement, Mr. Hall resigns for good reason or is terminated for reasons other than permanent disability, death or cause, he would be entitled to severance equal to two and one half times his base salary and two times his target bonus payable in a lump sum. Mr. Hall would also be entitled to a prorated portion of any bonus he would have received in the fiscal year in which the termination occurs paid at the same time bonuses are paid to other executives, and would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 30-month period. If Mr. Hall terminates employment due to his death, his beneficiaries will receive his actual bonus for the year of his death prorated by the number of days until his death paid at the same time bonuses are paid to other executives and one year of continued medical benefits for his spouse and eligible dependents. If Mr. Hall terminates employment on account of his permanent disability, Mr. Hall will receive his actual bonus for the year prorated by the number of days until his termination of employment paid at the same time bonuses are paid to other executives and one year of continued medical benefits for his spouse and eligible dependents. Under the equity incentive plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, Mr. Hall’s employment is terminated by NCM Inc., its affiliate or a successor in interest without cause or by Mr. Hall for good reason, both as defined in the plan, then all outstanding options shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse.

Assuming Mr. Hall’s employment was terminated under each of these circumstances on December 28, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards
Without Cause	$1,250,000	$625,000	$27,535	$2,701	—
For Good Reason	$1,250,000	$1,250,000	$27,535	$2,701	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	$1,562,500	$1,875,000	$34,419	$3,376	$2,208,629
Death	—	$625,000	$13,768	—	—
Disability	—	$625,000	$13,768	$3,376	—

Clifford E. Marks

If Mr. Marks is terminated from NCM Inc., for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Marks resigns for good reason, as defined in the agreement, or his agreement is not renewed on substantially equal terms, he will be entitled to severance equal to the greater of (1) his base salary paid over the remaining existing term of the 24 month contract and a bonus equal to the last bonus paid per month applied against the remaining contract period or (2) one year of base salary plus 100% of the bonus amount paid for the last full year of employment. Mr. Marks would also be entitled to continued coverage under any employee benefit plans until the date he receives equivalent coverage but not longer than the period for which his base salary is paid after termination. Under the equity incentive plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, Mr. Marks employment is terminated by NCM Inc., its affiliate or a successor in interest without cause or by Mr. Marks for good reason, both as defined in the plan, then all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse.

Assuming Mr. Marks’ employment was terminated under each of these circumstances on December 28, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards
Without Cause or For Good Reason or Expiration of Agreement	$1,181,250	$1,181,250	$24,093	$2,552	—
Death	—	—	$24,093	—	—
Disability*	$337,500	—	$13,768	$1,458	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	$1,226,554

*	net of amounts offset by disability insurance payments

Gary W. Ferrera

If Mr. Ferrera is terminated from NCM Inc. for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Ferrera resigns for good reason, as defined in the agreement, he will be entitled to severance equal to his base salary paid over 12 months and any annual bonuses awarded but not yet paid. Mr. Ferrera would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 12-month period, or the economic equivalent of such coverage. If Mr. Ferrera terminates employment due to his death, his beneficiaries will receive his base salary paid through the end of the month of his death and one year of continued medical benefits for his spouse and eligible dependents. If Mr. Ferrera terminates employment on account of his disability, in exchange for a release of claims against the company, he will be entitled to his base salary for a period of six months following termination, offset by any disability benefits provided under a company sponsored benefit arrangement, and one year of continued benefits. Under the equity incentive plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, Mr. Ferrera’s employment is terminated by NCM Inc., its affiliate or a successor in interest without cause or by Mr. Ferrera for good reason, both as defined in the plan, than all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse.

Assuming Mr. Ferrera’s employment was terminated under each of these circumstances on December 28, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards
Without Cause or For Good Reason or Expiration of Agreement	$300,000	—	$13,768	$594	—
Death	—	—	$13,768	—	—
Disability*	$150,000	—	$13,768	$594	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	$445,683

*	net of amounts offset by disability insurance payments

Thomas C. Galley

If Mr. Galley is terminated from NCM Inc. for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Galley resigns for good reason, as defined in the agreement or his agreement is not renewed on substantially equal terms, he will be entitled to severance equal to one and a half times his base salary paid over 18 months and any annual bonuses awarded but not yet paid. Mr. Galley would also be entitled to continued coverage under any employee medical, health and life insurance plans for an 18-month period, or the economic equivalent of such coverage. If Mr. Galley terminates employment due to his death, his beneficiaries will receive his base salary paid through the end of the month of his death and one year of continued medical benefits for his spouse and eligible dependents. If Mr. Galley terminates employment on account of his disability, in exchange for a release of claims against the company, he will be entitled to his base salary for a period of six months following termination, offset by any disability benefits provided under a company sponsored benefit arrangement, and one year of continued benefits. Under the equity incentive plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, Mr. Galley’s employment is terminated by NCM Inc., its affiliate or a successor in interest without cause or by Mr. Galley for good reason, both as defined in the plan, then all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse.

Assuming Mr. Galley’s employment was terminated under each of these circumstances on December 28, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards
Without Cause or For Good Reason or Expiration of Agreement	$562,500	—	$20,651	$1,215	—
Death	—	—	$13,768	—	—
Disability*	$187,500	—	$13,768	$810	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	$680,508

*	net of amounts offset by disability insurance premiums.

Ralph E. Hardy

If Mr. Hardy is terminated from NCM Inc. for reasons other than disability, death or cause, as defined in the agreement, or if Mr. Hardy resigns for good reason, as defined in the agreement, he will be entitled to severance equal to his base salary paid over 12 months and any annual bonuses awarded but not yet paid. Mr. Hardy would also be entitled to continued coverage under any employee medical, health and life insurance plans for a 12-month period, or the economic equivalent of such coverage. If Mr. Hardy terminates employment due to his death, his beneficiaries will receive his base salary paid through the end of the month of his death and one year of continued medical benefits for his spouse and eligible dependents. If Mr. Hardy terminates employment on account of his disability, in exchange for a release of claims against the company, he will be entitled to his base salary for a period of six months following termination, offset by any disability benefits provided under a company sponsored benefit arrangement, and one year of continued benefits. Under the equity incentive plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, Mr. Hardy’s employment is terminated by NCM Inc., its affiliate or a successor in interest without cause or by Mr. Hardy for good reason, both as defined in the plan, then all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse.

Assuming Mr. Hardy’s employment was terminated under each of these circumstances on December 28, 2006, such payments and benefits have an estimated value of:

	Cash Severance	Bonus	Medical Insurance Continuation	Life Insurance Continuation	Value of Accelerated Equity and Performance Awards
Without Cause or For Good Reason or Expiration of Agreement	$210,000	—	$13,768	$465	—
Death	—	—	$13,768	—	—
Disability*	$105,000	—	$13,768	$465	—
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	$245,375

*	net of amounts offset by disability insurance premiums

Director Compensation

Non-Employee Directors

Prior to the offering, we reimbursed all directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. Our directors did not receive any compensation for serving as directors in 2006.

Upon completion of the offering, directors who are not our employees or employees of NCM LLC’s founding members will receive an annual cash retainer of $20,000, plus $1,500 for each meeting of the board of directors they attend. In addition, non-employee directors will receive a restricted stock grant valued at $20,000, which will have a one-year vesting schedule. Annual retainers will be paid to the chairperson of each committee of the board of directors as follows: $10,000 for the audit committee chairperson and $5,000 for each of the compensation committee chairperson and the governance committee chairperson. Audit committee members also will receive $1,500 for each audit committee meeting they attend, and compensation committee and governance committee members will receive $1,000 for each meeting of those committees they attend. We will reimburse all of our directors for reasonable travel, lodging and other expenses related to their service on our board of directors.

Employee Directors

Our employees who also serve as directors will receive compensation for their services as employees, but they will not receive any additional compensation for their service as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table presents information concerning the beneficial ownership of the shares of our common stock as of March 22, 2007, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our named executive officers;

•	each of our directors and nominees for director; and

•	all of our executive officers and directors as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Percentage of beneficial ownership is based on 42,000,000 shares of common stock and 93,850,951 NCM LLC membership units outstanding as of March 22, 2007. No shares of common stock subject to options are currently exercisable or exercisable within 60 days of March 22, 2007. Unless indicated below, the address of each individual listed below is 9110 E. Nichols Ave., Suite 200, Centennial, Colorado 80112-3405.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned(1)	Percentage of Shares of Common Stock Beneficially Owned
Five Percent Stockholders
American Multi-Cinema, Inc.(2)	17,474,890	18.6%
Cinemark Media, Inc.(3)	13,145,349	14.0%
Madison Dearborn Capital Partners IV, L.P.(4)	13,145,349	14.0%
Regal CineMedia Holdings, LLC(5)	21,230,712	22.6%
The Anschutz Company(6)	21,230,712	22.6%
Philip F. Anschutz(6)	21,230,712	22.6%

Directors and Executive Officers
Kurt C. Hall(7)	149,930	*
Clifford E. Marks(8)	52,720	*
Gary W. Ferrera(9)	29,593	*
Thomas C. Galley(10)	34,165	*
Ralph E. Hardy(13)	8,713	*
Peter C. Brown	0	0%
Michael L. Campbell	0	0%
Lee Roy Mitchell	0	0%
Lawrence A. Goodman(11)	1,953	*
David R. Haas(11)	6,953	*
James R. Holland, Jr.(12)	953	*
Stephen L. Lanning(12)	953	*
Edward H. Meyer(11)	1,953	*
Scott N. Schneider(12)	953	*
All directors, nominees for director and executive officers as a group (14 persons)	288,839	*

*	Less than one percent.
(1)	NCM LLC common membership units are redeemable at any time at the option of the holder. Upon any redemption, we may choose whether to redeem the units for shares of our common stock on a one-for-one basis or for a cash payment equal to the market price of shares of our common stock. If each member of NCM LLC chose to redeem all of its NCM LLC common membership units and we elected to issue shares of our common stock in redemption of all of the units, AMC would receive 17,474,890 shares of our common stock, Cinemark would receive 13,145,349 shares of our common stock and Regal would receive 21,230,712 shares of our common stock. These share amounts would represent 18.6%, 14.0% and 22.6%, respectively, of our outstanding common stock.
(2)	The address of this stockholder is 920 Main Street, Kansas City, Missouri 64105.
(3)	The address of this stockholder is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093.
(4)	The address of this stockholder is Three First National Plaza, Suite 3800, Chicago, Illinois 60602. Represents beneficial ownership as of February 28, 2006 based on the Annual Report on Form 10-K filed by Cinemark, Inc. on March 28, 2006.
(5)	The address of this stockholder is 7132 Regal Lane, Knoxville, Tennessee 37918.
(6)	The address of this stockholder is 555 Seventeenth Street, Suite 2400, Denver, Colorado 80202. Represents beneficial ownership as of February 13, 2007 based on the Statement of Changes in Beneficial Ownership on Form 4 filed by Regal Entertainment Group on February 14, 2007. All of the shares shown as beneficially owned by Mr. Anschutz are held by Anschutz Company, which is controlled by Mr. Anschutz and shares voting and dispositive power with Mr. Anschutz.
(7)	Includes 78,430 shares of time-vesting restricted stock, none of which will become vested within 60 days.
(8)	Includes 49,720 shares of time-vesting restricted stock, none of which will become vested within 60 days.
(9)	Includes 24,593 shares of time-vesting restricted stock, none of which will become vested within 60 days.
(10)	Includes 24,165 shares of time-vesting restricted stock, none of which will become vested within 60 days.
(11)	Includes 953 shares of time-vesting restricted stock, none of which will become vested within 60 days.
(12)	Represents shares of time-vesting restricted stock which will not become vested within 60 days.

Equity Incentive Plan Information

The following table sets forth, as of February 13, 2007, the number of shares of NCM Inc.’s common stock to be issued upon exercise of outstanding options, the weighted average exercise price of outstanding options, and the number of securities available for future issuance under our equity incentive plan.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	$–	–
Equity compensation plans not approved by security holders	1,807,625	$17.47	768,375
Total	1,807,625	$17.47	768,375

Item 13.	Certain Relationships and Related Party Transactions

General

Before the completion of the offering, NCM LLC was wholly owned by NCM LLC’s founding members. In connection with the completion of the offering, we purchased from NCM LLC 38,000,000 newly issued common membership units, at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and related offering expenses. In addition, we acquired from NCM LLC’s founding members 4,000,000 common membership units which is equal to the number of shares sold in the underwriter’s over-allotment, at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and related offering expenses. NCM LLC paid a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the exhibitor services agreements. Following this acquisition, we own 44.8% of the outstanding common membership units in NCM LLC, and the founding members collectively own 55.2% of the outstanding common membership units in NCM LLC. We are the sole managing member of NCM LLC.

We entered into several agreements to effect the reorganization and the financing transaction and to define and regulate the relationships among us, NCM LLC and the founding members after the completion of the reorganization and the offering. Except as described in this section, we do not expect to have any material arrangements with NCM LLC, the founding members or any of our or their respective directors, officers or other affiliates after the completion of the reorganization and the offering, other than ordinary course business relationships on arm’s length terms.

After completion of the offering, further transactions between us and NCM LLC’s founding members will be approved by our audit committee, which is composed of independent members of our board of directors, or another committee comprised entirely of independent members of our board. Our audit committee charter authorizes the audit committee to hire financial advisors and other professionals to assist the committee in evaluating and approving any transaction between us and any related party, including NCM LLC’s founding members.

Transactions with Founding Members

Exhibitor Services Agreements

Services Provided. Pursuant to the exhibitor services agreements, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members), as well as of meeting events and digital programming events, and the founding members agree to participate in such services. Advertising services include on-screen advertising, use of the lobby entertainment network and lobby promotions. Meeting events involve the hosting of meetings and distribution of digital content. Digital programming events involve the distribution of digital programming events. See “Business-Description of Business-On-Screen Advertising,” “Business-Description of Business-Lobby Network and Promotions,” “Business-Description of Business-CineMeetings” and “Business-Description of Business-Digital Programming Events (NCM Fathom)” for additional discussion of these businesses. The content, promotions, events, meetings and activities that are included within the services provided by NCM LLC are generally referred to herein as the services.

Term and Termination. The exhibitor services agreements will have a term of 30 years for advertising. The terms for CineMeetings and digital programming are each approximately five years with provisions for automatic renewal if certain financial performance conditions are met by our CineMeetings or digital programming business, as applicable. If such financial performance conditions are not met, the founding member may elect to extend the term relating to CineMeetings or digital programming, as applicable so long as the CineMeetings and digital programming businesses are profitable (as defined), in which case NCM LLC has the right to terminate the exhibitor services agreement with respect to these businesses. Beginning one year prior to the end of the 30-year term of an exhibitor services agreement, NCM LLC will have a five-year right of first refusal to enter into a services agreement for the services provided under the exhibitor services agreement with the applicable founding member on terms equivalent to those offered by a third-party.

Either party may terminate the agreement upon:

•	a material breach of the exhibitor services agreement by the other party after notice and a cure period;

•	a government, regulatory or judicial injunction, order or decree; or

•

bankruptcy, insolvency or dissolution of the other party, appointment of a receiver or trustee for the other party who is not dismissed within 60 days or cessation of business or inability to pay debts.

Theatres. The founding members are required to make all their theatres available for the services, including theatres that are newly acquired or built during the term of the exhibitor services agreement, but excluding draft house and art house theatres (attendance at which shall not exceed 4% of the attendance at the founding member’s participating theatres for the preceding year) and screens exhibiting IMAX technology. For newly acquired theatres that are subject to contracts with an alternative cinema advertising provider, if the founding member wishes to receive common membership units in NCM LLC (as provided in the common unit adjustment agreement described below) at the time the theatres are acquired, the exhibitor services agreement provides that the founding member may make certain run out payments until NCM LLC can utilize the theatres for all of its services. Alternatively, the founding member may wait to receive common membership units for the acquired theatres until the contracts with the alternative providers have expired and NCM LLC may provide its services without limitation.

Lobby Entertainment Network. With exceptions for digitized theatres that already have lobby screens for the lobby entertainment network, the founding member is required to place one lobby entertainment network screen in digitized theatres with ten or fewer auditoriums, two lobby entertainment network screens in digitized theatres with eleven to twenty auditoriums and three lobby entertainment network screens in digitized theatres with more than twenty auditoriums.

Inventory. The pre-feature program for digital on-screen advertising is 20 to 30 minutes long, and the founding members covenant to use commercially reasonable efforts to open their auditoriums to customers at least 20 minutes prior to the advertised show time. Lobby entertainment network advertising is displayed a repeating loop. With respect to lobby promotions, there is an inventory of lobby promotions that are pre-approved by the founding members. Additional lobby promotions may be added to the pre-approved inventory upon consent by NCM LLC and the founding member. For digital programming events and meeting events (except church worship services, which require approval), the exhibitor services agreement also will establish pre-approved periods when such events may be exhibited in applicable theatres, specifically on Monday through Thursday evenings for digital programming events and Monday through Thursday from 6:00 a.m. to 6:00 p.m. for meetings, in both cases except during specified peak holiday periods. Digital programming events may be exhibited and meeting events may be conducted at other times upon consent by NCM LLC and the founding member.

Payments. In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding member’s theatres for the lobby entertainment network and lobby promotions, the founding members will receive a monthly theatre access fee under the exhibitor services agreements. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which will be adjusted for any advertising exhibited by some, but not all, theatres or founding members because of content objections or technical capacity. The payment per theatre patron will increase by 8% every five years with the first such increase taking effect after the end of fiscal 2011 and the payment per digital screen will increase annually by 5%, beginning after the end of fiscal 2007. The theatre access fee paid in the aggregate to all founding members will not be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the exhibitor services agreement), or it will be adjusted upward to reach this minimum payment.

In consideration for the exhibition of digital programming events, the founding members will retain 15% of the revenue from ticket sales, net of taxes and refunds and 100% of the concession sales. NCM LLC will distribute a total of 15% of the net revenue received from any promotional fee for a digital programming event to the founding members that participated in such digital programming event, allocated based upon the number of tickets sold. Revenue from meeting events will be shared based on the type of event. For Meetings with a Movie, the founding member will retain the proceeds of movie ticket sales for a full sale of the auditorium (at adult ticket prices) and NCM LLC will retain other fees associated with the meeting. For meetings without a movie, NCM LLC will pay the founding member 15% of the rental revenue for the meeting. For church worship services, NCM LLC will pay the founding member 50% of the rental revenue for the meeting.

NCM LLC will pay the cost associated with providing its services to the founding members’ theatres, which includes selling and marketing expenses (including base salaries, commissions and benefits of our advertising sales staff and marketing, public relations and research departments), network operations and maintenance costs (including costs to run our network operations center, satellite bandwidth costs and costs for the maintenance of the network software and hardware), advertising and event costs (including production and other costs associated with non-digital advertising, and direct costs of events) and administrative expenses (including salaries, bonuses and benefits for our administrative staff and occupancy costs). The founding members pay the in-theatre operational costs of exhibiting the services within the theatres (such as electricity), except that any incremental costs (such as third-party security at digital programming events) are reimbursed by NCM LLC.

Beverage Concessionaire Agreements. Under the exhibitor services agreements, NCM LLC will display up to 90 seconds of on-screen advertising for beverage concessionaires at the time established in their agreements with the founding members, but the founding members are required to pay an initial beverage agreement advertising rate based on CPM for the beverage advertising. As long as the beverage agreement advertising rate does not exceed the highest rate being charged by NCM LLC for on-screen advertising, the rate will increase annually at a rate of (a) 8% per year for each of the first two calendar years following fiscal 2007, (b) 6% per year for the next two fiscal years, and (c) for all following years, at an annual percentage equal to the annual increase in the advertising rate charged by NCM LLC to unaffiliated third parties.

Equipment. Founding members’ existing digitized theatres have the requisite equipment to participate in the advertising services. For newly acquired and built theatres, as well as theatres converting from non-digitized to digitized capacities, NCM LLC is responsible for procuring the equipment necessary to deliver its services on behalf of the founding members, or the founding members have the option to procure equipment directly. NCM LLC will pay for the equipment that is placed outside of theatres and for any testing equipment installed within the theatres to maintain NCM LLC’s software. The founding members will pay for all other equipment placed inside these theatres. Under the exhibitor services agreements, the founding members will be responsible for installation of equipment purchased, but they may elect to have NCM LLC perform the installation, in which case NCM LLC will be reimbursed for installation services. If satellite service is not available and a landline connection is required for delivery of its services, NCM LLC will pay for the costs of the landline connection with respect to delivery of content from NCM LLC to the founding member’s wide area network, and the founding member will pay the costs with respect to delivery of content from its wide area network to its theatres.

Each party owns the equipment for which it pays or for which it reimburses the other party. NCM LLC may request replacement, upgrade or modification of equipment or software in any theatre, provided such request is made to all founding members, and NCM LLC and the founding member will negotiate the terms and cost-sharing of any upgrade requests. Under the exhibitor services agreements, if no agreement is reached regarding the upgrade request, NCM LLC may elect to pay for the proposed replacements, upgrades or modifications. The parties, pursuant to the exhibitor services agreement, agree to use commercially reasonable efforts to ensure that the digital content network will be integrated with any network for delivery of digital cinema services so that NCM LLC’s services can be delivered over any such digital cinema network. NCM LLC will perform repair and routine maintenance of equipment, unless the founding member elects to assume this responsibility. If NCM LLC is performing repair and routine maintenance, it will bear the cost of repairs (subject to limited restrictions), but not replacement. The founding member will pay the expense of equipment repair or replacement if the expense would constitute a capital expense for NCM LLC or if the expense is payable by the founding member’s insurance provider.

Content Standards. Section 4.03 of the exhibitor services agreements establishes content standards for the services that NCM LLC provides. Specifically, content may not (a) be subject to a Motion Picture Association of America “X” or “NC-17” rating or the equivalent; (b) promote illegal activity; (c) promote the use of tobacco, sexual aids, birth control, firearms, weapons or similar products; (d) promote alcohol, except prior to “R”-rated films in an auditorium; (e) constitute religious advertising, except the time and location for local church services; (f) constitute political advertising or promote gambling; (g) promote competitive theatres, theatre circuits or other entities that compete with the founding member or NCM LLC; (h) violate any of the founding member’s beverage agreements or identified exclusive contractual relationships; or (i) otherwise negatively reflect on the founding member or adversely affect the founding member’s attendance, as determined in the founding member’s reasonable discretion and specified with respect to the geographical locations affected. If certain founding members decline to exhibit an advertisement on the basis of these content standards, while other founding members agree to exhibit it, the revenue from such advertisement is considered “4.03 Revenue.” 4.03 Revenue will increase the theatre access fee paid to the founding members that displayed such advertisement relative to the founding members that did not display such advertisement in all or some of their theatres.

Founding Member Brand. The exhibitor services agreements provide that NCM LLC, in coordination with each founding member, will create a brand identity for the founding member, presented in interstitial messaging during the pre-feature program, including an introduction and close to the program. NCM LLC will also include in the pre-feature show up to two minutes for promotion of the founding member in segments called branded slots, and NCM LLC will include founding member branding in the policy trailer it produces. The branded slots may include theatre advertising, as described below. The branded slots are provided by NCM LLC to the founding members at no charge and include 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 11 minutes of show time, and the remainder placed at NCM LLC’s discretion. We may move the placement of the branded slots up to one minute further from the advertised movie show time if NCM LLC sells additional advertising units to third parties that will follow the branded slots. After the advertised show time (and after the pre-feature show), the founding members may also exhibit a policy trailer regarding theatre policy and operations. The policy trailer may include promotions of the founding member’s concessions and may display branding of film studios, distributors or production companies. Upon prior written approval of the founding member, NCM LLC may sell advertising for inclusion in the policy trailer. Under the exhibitor services agreements, NCM LLC will provide, at no additional cost to the founding members, creative services to prepare branding material for the founding members, subject to a 1,000 hour annual limit for creative services to each founding member. After this hour limit is reached, the founding member may purchase additional creative services on an hourly basis.

Founding Member Strategic Programs. The exhibitor services agreements allow a founding member to exhibit advertising that is not directly related to theatre operations but is designed to promote the theatres or the movie-going experience to increase attendance or revenue (other than revenue from the sale of advertising) for the founding member (called a founding member strategic program). The founding member, at no cost, may use one minute for every 30 minutes of advertising on the lobby entertainment network and certain lobby promotions for its strategic programs in up to two local or regional promotions per theatre per flight (the approximately four- to five-week period that advertising content will run before being refreshed by NCM LLC) and up to four national promotions per year, provided that only one national promotion is running at any given time. The founding member may purchase an additional minute of lobby entertainment network time, for strategic programs at rate card rates and subject to availability. Any additional strategic advertising on the lobby entertainment network or as part of a lobby promotion must be agreed to by NCM LLC.

Theatre Advertising. The exhibitor services agreements permit the founding members to use their branded slot time (as described above) within the FirstLook program and the lobby entertainment network and certain lobby promotions to promote various activities associated with operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of non-film related services provided to theatres, so long as such promotions are incidental to the vendor’s service (called theatre advertising). The exhibitor services agreements also permit the founding members to:

•	purchase additional theatre advertising at an arm’s length basis and subject to availability;

•	include promotion of concessions and display branding of film studios, distributor or production companies in the policy trailer;

•	exhibit theatre advertising and other internal programming, on lobby screens in excess of the lobby entertainment network requirements;

•

promote the grand opening of a theatre with promotions involving local businesses for the period of 14 days before to 14 days after the opening of such theatre, which may include, subject to availability, one on-screen advertisement of 30 seconds in length;

•	place advertising for full-length feature films on special popcorn tubs in circumstances where NCM LLC does not sell such advertising; and

•	allow employee uniform suppliers to advertise on theatre employees’ uniforms.

Legacy Agreements. The exhibitor services agreement provides that all remaining legacy agreements between the founding members and third-party advertisers are assigned by the founding members to NCM LLC, or if such assignment is not possible, the founding member will pay to NCM LLC all revenue from the legacy agreement and NCM LLC will perform the obligations under that agreement.

Non-Competition. The founding member agrees not to compete with NCM LLC in the businesses that the exhibitor services agreement authorizes NCM LLC to conduct, unless:

•	the founding member or an affiliate acquires a competing business as an incidental part of an acquisition and disposes of the competing business as soon as practicable;

•	the founding member and any affiliates acquire an aggregate direct or indirect ownership of less than 10% of the voting power of a competitive business; or

•

the founding member enters into an agreement for the acquisition or installation of equipment or the provision of services with a competitor of NCM LLC, if there is no violation of NCM LLC’s exclusive provision of services under the exhibitor services agreement.

Certain Other Provisions. The exhibitor services agreement includes (a) a limited license from NCM LLC to the founding member for use of NCM LLC’s software and marks and (b) a limited license from the founding member to NCM LLC for use of the founding member’s marks. Each party makes standard representations and warranties, such as due formation and authorization to enter into and perform the agreement, and each party agrees to indemnify the other for certain liabilities. If the exhibitor services agreement with one founding member is amended, other founding members have the right to amend their exhibitor services agreements to match such change pursuant to a most-favored nations provision. Neither party may assign, including by operation of law, its rights or obligations under the exhibitor services agreement, except to certain permitted transferees affiliated with the transferring entity.

NCM LLC Operating Agreement

In connection with the completion of the offering, we and the founding members entered into a third amended and restated limited liability company operating agreement of NCM LLC We refer to this agreement as the third restated LLC agreement.

Appointment as Manager. Under the third restated LLC agreement, we became a member and the sole manager of NCM LLC. As the sole manager, we are able to control all of the day to day business affairs and decision-making of NCM LLC without the approval of any other member. As such, we, through our officers and directors, are responsible for all operational and administrative decisions of NCM LLC and the day-to-day management of NCM LLC’s business. Furthermore, we cannot be removed as manager of NCM LLC.

Except as necessary to avoid being classified as an investment company or with the founding members’ approval, as long as we are the manager of NCM LLC our business will be limited to owning and dealing with units, managing the business of NCM LLC, fulfilling our obligations under the Exchange Act and activities incidental to the foregoing.

Founding Member Approval Rights. If any director designee to our board of directors designated by NCM LLC’s founding members is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve the following actions of NCM LLC:

•	approving any budget or any amendment or modification of the budget;

•	incurring any indebtedness or entering into or consummating any other financing transaction that is not provided for in the budget;

•

entering into or consummating any agreements or arrangements involving annual payments by NCM LLC (including the fair market value of any barter) in excess of $5 million (subject to annual adjustment based on the Consumer Price Index), except as otherwise provided in the budget, or any material modification of any such agreements or arrangements;

•

entering into or consummating any agreements or arrangements involving annual receipts (including the fair market value of any barter) in excess of $20 million (subject to annual adjustment based on the Consumer Price Index), or any material modification of any such agreements or arrangements;

•

except as contemplated herein, declaring, setting aside or paying any redemption of, dividends on, or the making of any other distributions in respect of, any of its membership units or other equity interests in NCM LLC, as the case may be, payable in cash, stock, property or otherwise, or any reorganization or recapitalization or split, combination or reclassification or similar transaction of any of its units, limited liability company interests or capital stock, as the case may be;

•

amending any provision of the third restated LLC operating agreement to authorize, or to issue, any additional membership units or classes of units or other equity interests and the designations, preferences and relative, participating or other rights, powers or duties thereof;

•

hiring or terminating the employment of the chief executive officer, chief financial officer, chief technology officer or chief sales and marketing officer of NCM LLC, or the entering into, amendment or termination of any employment, severance, change of control or other contract with any employee who has a written employment agreement with NCM LLC;

•

changing the purposes of NCM LLC, or the provision by NCM LLC of any services beyond the scope of the services defined in the exhibitor services agreements, or services outside of the United States or Canada;

•	entering into any agreement with respect to or the taking of any material steps to facilitate a transaction that constitutes a change of control of NCM LLC or a proposal for such a transaction;

•

leasing (as lessor), licensing (as licensor) or other transfer of assets (including securities) (x) having a fair market value or for consideration exceeding $10 million (subject to annual adjustment based on the Consumer Price Index), taken as a whole, or (y) to which the revenue or the profits attributable exceed $10 million (subject to annual adjustment based on the Consumer Price Index), taken as a whole, in any one transaction or series of related transactions, in each case, determined using the most recent quarterly consolidated financial statement of NCM LLC;

•

entering into any agreement with respect to or consummating any acquisition of any business or assets having a fair market value in excess of $10 million (subject to annual adjustment based on the Consumer Price Index) taken as a whole, in any one transaction or series of related transactions, whether by purchase and sale, merger, consolidation, restructuring, recapitalization or otherwise;

•

settling claims or suits in which NCM LLC is a party for an amount that exceeds the relevant provision in the budget by more than $1 million (subject to annual adjustment based on the Consumer Price Index) or where equitable or injunctive relief is included as part of such settlement;

•

entering into, modifying or terminating any material contract or transaction or series of related transactions (including by way of barter) between (x) NCM LLC or any of its subsidiaries and (y) any member or any affiliate of any member or any person in which any founding member has taken, or is negotiating to take, a material financial interest, in each case, other than relating to the purchase or sale of products or services in the ordinary course of business of NCM LLC;

•

entering into any agreement for NCM LLC to provide to any new member or affiliate of any new member any services similar to those set forth in the exhibitor services agreement, or admitting to NCM LLC any new member;

•

entering into, modifying or terminating any agreement for NCM LLC to provide any services to any person (other than a member or affiliate of a member) that requires capital expenditures or guaranteed payments in excess of $1 million annually (subject to annual adjustment based on the Consumer Price Index);

•

dissolution of NCM LLC; the adoption of a plan of liquidation of NCM LLC; any action by NCM LLC to commence any suit, case, proceeding or other action (i) under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors seeking to have an order for relief entered with respect to NCM LLC, or seeking to adjudicate NCM LLC as bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding up, liquidation, dissolution, composition or other relief with respect to NCM LLC, or (ii) seeking appointment of a receiver, trustee, custodian or other similar official for NCM LLC, or for all or any material portion of the assets of NCM LLC, or making a general assignment for the benefit of the creditors of NCM LLC;

•	approving any significant tax matters;

•	valuation determinations to be made under the third restated LLC operating agreement;

•	amending or changing certain provisions of the third restated LLC operating agreement; and

•	any expenditure by NCM LLC to replace, upgrade or modify any equipment or software owned by any of the founding members or their affiliates.

For purposes of calculating the 5% ownership thresholds discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold, but common membership units issued to NCM Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of our common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units. NCM LLC common membership units held by permitted transferees of a founding member will be combined with units held by the founding member for purposes of determining whether the 5% threshold has been met, and the founding member and its permitted transferees may exercise their designation rights jointly. Permitted transferees include affiliates of the founding member and entities that are owned more than 50% by the same entity or entities that ultimately control the founding member.

Compensation. We are not be entitled to compensation for our services as manager except as provided in the management services agreement described under “Transactions with NCM LLC-Management Services Agreement” below, or as otherwise approved by a vote of the members holding a majority of the outstanding common membership units plus each founding member. We are entitled to reimbursement by NCM LLC for our reasonable out-of-pocket expenses incurred on its behalf.

Distributions. The third restated LLC agreement provides for mandatory distributions to members of all available cash. Available cash is defined in the third restated LLC agreement to be the amount equal to:

•	NCM LLC’s EBITDA, plus

•

any non-cash items of deduction or loss subtracted in determining NCM LLC’s earnings, interest income, amounts received pursuant to the Loews screen integration agreement and common unit adjustment agreement or other similar agreements, amounts contributed to NCM LLC from the exercise of options or vesting of shares for other types of equity compensation and net proceeds from the sale of NCM LLC assets, and minus

•

non-cash items of interest or gain added in determining NCM LLC’s earnings, amounts paid under the exhibitor services agreements, management services agreement and common unit adjustment agreement or other similar agreements, taxes, capital expenditures, certain principal payments under the new revolving credit facility, remaining amounts owed to NCM LLC’s founding members under the existing exhibitor services agreements, mandatory principal and interest payments and other amounts paid under funded indebtedness and other restricted funds.

Available cash will not include amounts drawn or paid under NCM LLC’s working capital line of credit. The mandatory distributions must occur quarterly.

Transfer Restrictions. The third restated LLC agreement generally permits transfers of membership units of NCM LLC, subject to limited exceptions. Any transferee of membership units must assume, by operation of law or written agreement, all of the obligations of the transferring member with respect to the transferred units, even if the transferee is not admitted as a member of NCM LLC. In the event of a transfer of membership units by a founding member, the transferee shall not have the rights and powers of a founding member (such as the right to designate directors for nomination), unless the transferee is an entity that is affiliated with the founding member or that is controlled by certain owners of the founding member.

Common Unit Redemption Right. The third restated LLC agreement provides a redemption right of the members to exchange common membership units of NCM LLC for our shares of common stock on a one-for-one basis (as adjusted to account for stock splits, recapitalization or similar events), or at our option, a cash payment equal to the market price of one share of our common stock. If we determine to make a cash payment, the member has the option to rescind its redemption request within the specified time period. In the event of a determination to make a cash payment, we are obligated to sell to a third party a number of shares equal to the number of redeemed units, to ensure that the number of NCM LLC common units we own equals the number of our outstanding shares of common stock. Upon the exercise of the redemption right, the redeeming member will surrender common units to NCM LLC for cancellation. Pursuant to our amended and restated certificate of incorporation, we will then contribute cash or shares of our common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by the redeeming member. NCM LLC will then distribute the cash or shares of common stock to the redeeming member to complete the redemption.

Recapitalization and Preferred Unit Redemption Right. The third restated LLC agreement recapitalized the membership units in NCM LLC into preferred units and common units. The preferred units were entitled to a distribution of certain net proceeds of a new term loan of $725.0 million that is a part of our senior secured credit facility, as described under “Financing Transaction,” and $59.8 million of the net proceeds from the offering. Upon payment of such amount, each preferred unit was cancelled and the holders of the preferred units ceased to have any rights as a member of NCM LLC with respect to the preferred units.

Issuance of Units upon Exercise of Options or Vesting of Other Equity Compensation. Upon the exercise of options we have issued or the vesting of shares for other types of equity compensation (such as issuance of restricted or non-restricted stock, payment of bonuses in stock or settlement of stock appreciation rights in stock), we will have the right to acquire from NCM LLC a number of common units equal to the number of our shares being issued in connection with the exercise of options or vesting of shares for other types of equity compensation. In consideration for such units, we will contribute to NCM LLC the consideration we received for the exercise of options or vesting of shares for other types of equity compensation.

Dissolution. The third restated LLC agreement provides that the unanimous consent of all members holding common units will be required to voluntarily dissolve NCM LLC. In addition to a voluntary dissolution, NCM LLC will be dissolved upon the entry of a decree of judicial dissolution in accordance with Delaware law. Upon a dissolution event, the proceeds of liquidation will be distributed in the following order:

•	first, to pay the expenses of winding up and dissolving NCM LLC;

•	second, to pay debts and liabilities owed to creditors of NCM LLC, other than members;

•	third, to pay debts and liabilities owed to members; and

•	fourth, to the members pro rata in accordance with their percentage interests.

Confidentiality. Each member agrees to maintain the confidentiality of the NCM LLC’s intellectual property and other confidential information for a period of three years following the date of dissolution of NCM LLC or such earlier date as such member ceases to be a member. This obligation covers information provided to NCM LLC by the members and their affiliates, and excludes disclosures required by law or judicial process.

Amendment. The third restated LLC agreement may be amended by a vote of the members holding a majority of the outstanding common membership units plus each founding member. Amendments to specified provisions require the additional consent of us as manager. No amendment that would materially impair the voting power or economic rights of any outstanding common units in relation to any other outstanding class of units may be made without the consent of a majority of the affected units. No amendment that would materially impair the voting power or economic rights of any member in relation to the other members may be made without the consent of the affected member.

Indemnification. Under the third restated LLC agreement of NCM LLC, NCM LLC will indemnify managers, members and officers against liabilities that arise in connection with the business of NCM LLC and any activities of any managers, members and officers involving actions taken on behalf of NCM LLC, provided that the indemnification will not apply to acts of gross negligence or willful misconduct or a breach of any agreement between the indemnitee and us.

Unit Purchase Agreement

We entered into a unit purchase agreement with NCM LLC’s founding members. Under the unit purchase agreement, NCM LLC’s founding members agreed to sell to us, and we agreed to buy from NCM LLC’s founding members on a pro rata basis, 4,000,000 common membership units of NCM LLC, which represents approximately 4.3% of the common units of NCM LLC, in connection with the underwriters’ exercise of their over-allotment option. The per unit price that we paid for the common units was equal to the per share purchase price that our common stock was sold to the public pursuant to the offering less underwriting discounts and commissions and offering expenses.

Common Unit Adjustment Agreement

In connection with the completion of the offering, we and the founding members entered into a common unit adjustment agreement, which provides a mechanism for adjusting membership units held by the founding members, based on increases or decreases in the number of screens operated by each founding member. Increases in the number of screens are included in the unit adjustment if arising from acquisition of a theatre or opening of a newly constructed theatre, except that acquired theatres subject to an agreement with an alternative cinema advertising provider will not be included until certain run out payments are made to NCM LLC by the founding member acquiring the theatre pursuant to its exhibitor services agreement or until such third party cinema advertising agreement expires. Decreases in the number of screens are included in the unit adjustment if arising from disposition of a theatre, unless the purchaser or sublessee enters into an agreement with NCM LLC similar to the exhibitor services agreement, the theatre is closed at the end of its lease term or a non-digitized theatre is closed within three years of the end of its lease term.

The adjustment of membership units pursuant to the common unit adjustment agreement will be conducted annually, except that an earlier adjustment will occur for a founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent adjustment, will cause a change of two percent or more in the total annual attendance of all founding members. The adjustment will generally be calculated by multiplying a founding member’s change in annual attendance from any acquisitions and dispositions during the relevant period by NCM LLC’s enterprise value per attendee (as defined in the common unit adjustment agreement), and dividing this product by the sixty-day volume-weighted share price of our common stock. The changes in annual attendance will be calculated based on attendance at the relevant theatres during the prior twelve fiscal months; however, if an acquired theatre has not been operating during the twelve prior fiscal months, the change in annual attendance will be calculated based on 75% of the projected annual attendance for such theatre, with a subsequent adjustment made for any difference between 75% of the projected attendance and the actual attendance during the first twelve months of operation. Additionally, in the calculations for adjustment upon acquisition or disposition, only one-half of the attendance will be counted for theatres that are not digitized. If an acquired theatre that is not digitized is subsequently converted to a digitized theatre, the founding member will then be credited with half of that theatre’s attendance.

Tax Receivable Agreement

The following transactions are expected to have the effect of reducing the amounts NCM Inc. would otherwise pay in the future to various tax authorities as a result of increasing its proportionate share of tax basis in NCM LLC’s tangible and intangible assets:

•

As described in “Business-Reorganization,” NCM LLC’s payment of $686.3 million to the founding members for their agreeing to modify NCM LLC’s payment obligations under the exhibitor services agreements.

•

As described in “Business-Reorganization,” NCM LLC used the net proceeds obtained from a $725.0 million term loan that is a part of NCM LLC’s new senior secured credit facility, together with $59.8 million of proceeds from the offering, to redeem all the preferred membership units in NCM LLC held by the founding members.

•

As described in “Common Unit Adjustment Agreement,” the issuance of additional common membership units in NCM LLC to a founding member in the event of net positive increase in the number of screens operated by the founding member.

•

As described in “NCM LLC Operating Agreement—Common Unit Redemption Right,” the receipt of shares of common stock in NCM Inc. or cash at NCM Inc.’s election by a founding member in connection with an exercise of its right to redeem common membership units in NCM LLC held by the founding member.

In connection with the transactions described above, we entered into a tax receivable agreement with the founding members that provides for NCM Inc.’s effective payment to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that NCM Inc. actually realizes as a result of its expected proportionate increases in tax basis, including increases attributable to payments made under the tax receivable agreement. These tax benefit payments are not conditioned upon one or more of the founding members maintaining a continued ownership interest in either NCM LLC or NCM Inc. NCM Inc. expects to benefit from the remaining 10% of cash savings, if any, that it may actually realize.

Initially, any amounts that may be paid to the founding members under the tax receivable agreement will be attributable to the first and second transactions described above and such amounts will generally be allocated in accordance with each founding member’s proportionate common membership interest in NCM LLC. Over time, any amounts that may be paid to the founding members under the tax receivable agreement may be attributable to a combination of one or more of the transactions described above, and the allocation of such amounts will depend on whether and to what extent any founding member has participated in either the third or fourth transaction described above, or possibly both such transactions.

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM Inc. would have been required to pay had there been no increase in NCM Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM Inc.’s taxable years up to and including the 30th anniversary date of the offering. The term of the tax receivable agreement will commence upon consummation of the offering and generally will continue until any utilized benefits are no longer subject to potential audit or examination by a taxing authority. The term of the tax receivable agreement may, however, be terminated at an earlier date in the event that NCM Inc. exercises its right to terminate the agreement pursuant to an early termination procedure that requires NCM Inc. to pay the founding members an agreed upon amount equal to the present value of the estimated remaining payments to be made under the agreement.

Although the actual timing and amount of any payments that may be made under the tax receivable agreement will vary depending upon a number of factors (including the timing of any redemptions of common membership units in NCM LLC by NCM LLC’s founding members, the extent to which such redemptions are taxable, the trading price of shares of NCM Inc. common stock at the time of any such redemptions, and the amount and timing of our income), we expect that the payments that NCM Inc. may effectively make to the founding members could be substantial. If the Internal Revenue Service or other taxing authority were to subsequently challenge any of NCM Inc.’s cash savings covered by the tax receivable agreement, and if such challenge were ultimately upheld, the terms of the agreement require the founding members to repay to NCM Inc. an amount equal to the prior payments effectively made by NCM Inc. in respect of such disallowed cash savings, plus a proportionate share of any applicable interest and penalties. In such an event, and if a founding member is unable to make a timely repayment to NCM Inc. under the terms of the tax receivable agreement, NCM Inc. will have the ability to cause NCM LLC to offset against payments owed to the founding member. The repayment obligation is a several liability of each founding member and not a joint liability among the founding members.

If we receive a formal notice or assessment from a taxing authority with respect to any cash savings covered by the tax receivable agreement, we will place any subsequent tax benefit payments that would otherwise be made to the founding members into an interest-bearing escrow account until there is a final determination. We shall have full responsibility for, and sole discretion over, all NCM Inc. tax matters, including the filing and amendment of all tax returns and claims for refunds and the defense of all tax contests, subject to certain participation and approval rights held by the founding members. If one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its repayment obligation, then our financial condition could be materially impaired.

Loews Screen Integration Agreement

The Loews screen integration agreement commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreement. In connection with this agreement, effective as of January 5, 2007, NCM LLC re-allocated the common membership units in NCM LLC among the founding members to reflect the payments to be made by AMC pursuant to the agreement. The number of common membership units allocated to AMC was calculated by multiplying the total number of NCM LLC common membership units outstanding by a ratio of theatre screens and patrons at Loews theatres compared to the total number of theatre screens and patrons at all founding members’ theatres. These U.S.-based Loews screens will become part of our national advertising network on an exclusive basis beginning on June 1, 2008, following the expiration of Loews’ pre-existing contract with another cinema advertising provider. The Loews theatres will be subject to the following: (i) during the period beginning on June 1, 2008 through November 30, 2008, the run-out of on-screen advertising and entertainment content and (ii) during the period beginning on December 1, 2008 through February 28, 2009, the right of the prior advertising provider to up to one minute of advertising inventory during the pre-feature show, in each case, for pre-existing contractual obligations that exist on May 31, 2008. In accordance with the restated Loews screen integration agreement, AMC will pay us an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis. These payments will be made on a quarterly basis in arrears until May 31, 2008 and will be, for accounting purposes, recorded directly to NCM LLC’s members’ equity accounts and will not be reflected in NCM LLC’s statement of operations. Additionally, AMC will pay to NCM LLC amounts received from the other cinema advertising provider during the run-out periods from June 1, 2008 through February 28, 2009.

Software License Agreement

On February 12, 2007, NCM LLC, AMC, Cinemark, Regal and Digital Cinema Implementation Partners, LLC (“DCIP”) agreed upon the final terms of the Second Amended and Restated Software License Agreement (the “license agreement”). The license agreement was executed by the parties effective February 13, 2007. Certain basic terms of the license agreement are discussed below:

License to NCM LLC. Pursuant to the license agreement, AMC and Regal grant NCM LLC a perpetual, royalty free license to the technology specified in the license agreement, for use in the United States with respect to the services provided under the exhibitor services agreements. Subject to certain exceptions, the license to NCM LLC is exclusive with respect to the services provided under the exhibitor services agreements. NCM LLC may sublicense the object code of the licensed technology to exhibitors of the services (as specified in the exhibitor services agreements), to the extent necessary for those exhibitors to receive the services. Regal and AMC also grant NCM LLC a perpetual, royalty free license to the source code of the licensed technology for use in the United States. NCM LLC must keep the source code of the technology confidential. The founding members and DCIP each grant to NCM LLC, subject to certain limitations, a perpetual, royalty fee license to any existing and future developments of such party based on the licensed technology that has application to the services provided under the exhibitor services agreements.

License by NCM LLC. NCM LLC grants the founding members, subject to certain limitations, a perpetual, worldwide, royalty free license to any existing NCM LLC developments based on licensed technology, for the founding members’ purposes outside of the services that are defined in the exhibitor services agreements (but not including digital cinema applications). NCM LLC also grants DCIP, subject to certain limitations, a perpetual, worldwide, royalty free license to any existing and future NCM LLC developments that may have application for digital cinema applications.

Ownership. Subject to certain exceptions, NCM LLC retains ownership of any of its developments based on the licensed technology. Subject to the rights granted to NCM LLC under the license agreement, each founding member retains ownership of the licensed technology of that founding member and any of its developments based on the licensed technology. Subject to the rights granted to NCM LLC under the license agreement, DCIP retains ownership of its developments based on the licensed technology.

Exhibitor Services Agreement Termination by Founding Members. Under the license agreement, subject to certain exceptions, if an exhibitor services agreement with NCM LLC is terminated, that founding member will continue to have the right to use the licensed technology for the purposes specified in the license agreement.

Non-Competition. Throughout the term of the license agreement and not withstanding the termination of any founding member’s exhibitor services agreement NCM LLC has agreed not to, directly or indirectly, as an owner, shareholder, joint venturer, advisor, consultant or otherwise, engage in any activity that competes with or is enhanced by DCIP’s business or activities relating to digital cinema without the prior written consent of DCIP, which DCIP may withhold in its absolute discretion, and DCIP has agreed not to, directly or indirection, as an owner, shareholder, joint venturer, advisor, consultant or otherwise, engage in any activity that compets with or is enhanced by NCM LLC’s business or activities relating to the services defined in the exhibitor services agreements without the prior written consent of NCM LLC, which NCM LLC may withhold in its absolute discretion.

Director Designation Agreement

Designation Rights. Pursuant to a director designation agreement, so long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to our ten-member board of directors who will be voted upon by our stockholders. If, at any time, any founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation. The remaining directors will be selected for nomination by our nominating committee. For purposes of calculating the 5% ownership thresholds discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold, but common membership units issued to NCM Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of our common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units. NCM LLC common membership units held by permitted transferees of a founding member will be combined with units held by the founding member for purposes of determining whether the 5% threshold has been met, and the founding member and its permitted transferees may exercise their designation rights jointly. Permitted transferees include affiliates of the founding member and entities that are owned more than 50% by the same entity or entities that ultimately control the founding member.

Independent Directors. The director designation agreement further provides that for so long as any founding member has the right to designate the director designees, at least one of the designees of such founding member must qualify as an “independent director” at the time of designation so that a majority of the members of the board will be independent directors. An “independent director” under the director designation agreement is a director who qualifies as an “independent director” of NCM Inc. under Nasdaq rules.

Company Obligations. We have agreed to use our best efforts to assure that each director designee is included in the board’s slate of nominees submitted to our stockholders for election of directors and in the proxy statement prepared by management in connection with soliciting proxies for every meeting of our stockholders called with respect to the election of members of the board. We shall not be obligated to cause to be nominated for election to the board or recommend to our stockholders the election of any director designee (i) who fails to submit to us on a timely basis such questionnaires as we may reasonably require of our directors generally and such other information as we may reasonably request in connection with preparation of our filings under securities laws or (ii) if the board of directors or nominating committee determines in good faith, after consultation with outside legal counsel, that such action would result in a breach of the directors’ fiduciary duties or applicable law. In the event such determination is made, the founding members shall be notified and given the opportunity to provide an alternative director designee.

At any time a vacancy occurs because of the death, disability, resignation or removal of a director designee, then the board, or any committee thereof, will not vote, fill such vacancy or take any action enumerated under “Description of Capital Stock—Special Approval Rights for Certain Matters” until such time that (i) such founding member has designated a successor director designee and the board has filled the vacancy and appointed such successor director designee, (ii) such founding member fails to designate a successor director designee within 10 business days of such vacancy, or (iii) such founding member has specifically waived its rights to designate a successor director designee under the director designation agreement and has consented to the board, or any committee thereof, taking a vote on such enumerated actions prior to the board filling the vacancy with a successor director designee.

At any time that any founding member shall have any rights of designation under the director designation agreement, NCM Inc. will not take any action to change the size of our board from ten.

Assignment; Amendment. The right of each founding member to designate nominees for election to our board of directors is personal and may not be assigned except upon the prior written consent of the other parties to the agreement. No prior written consent shall be required for an assignment by any founding member to an affiliate who acquires common membership units and becomes a party to the director designation agreement. Such assignee’s rights will cease at such time as it ceases to be an affiliate of a founding member. The director designation agreement may not be amended except with the written consent of each of the parties to the agreement.

Registration Rights Agreement

In connection with the completion of the offering, we and the founding members entered into a registration rights agreement. The registration rights agreement provides a founding member the right to demand that we use reasonable best efforts to effect, during the period from the 90 days prior to the expiration of the underwriter lock-up period until the one-year anniversary of the effectiveness of the offering, a registration statement for resale of registrable securities that are held by the founding member. Registrable securities subject to the registration rights agreement are shares of our common stock and any other securities issued or issuable with respect to or in exchange for such shares. The registration rights agreement also grants the founding members “piggyback” registration rights with respect to other registrations of our common stock effected during the period from the expiration of the underwriter lock-up period until the one-year anniversary of the effectiveness of the offering.

On the first business day after the one-year anniversary of the effectiveness of the offering, the registration rights agreement requires us to file a registration statement to register all registrable securities held by the founding members that are not already registered at that time, and to file resale registration statements after that time for any additional registrable securities that we issue to any founding member, within 20 days after such issuance. Additionally, we must use reasonable best efforts to maintain effectiveness of these mandatory registration statements until the earlier of the time when the founding members have disposed of all their registrable securities and the time when all registrable securities held by the founding members are eligible for resale under specified securities regulations. We are responsible for the expenses in connection with the registration of securities pursuant to the registration rights agreement.

Joint Defense Agreement

AMC and Regal, among others, entered into a joint defense and common interest agreement, dated August 16, 2004, which was supplemented by a joint defense and common interest agreement, dated July 13, 2005, by and among counsel for AMC, Regal and Cinemark. The joint defense agreement sets forth the terms and conditions under which the parties will cooperate and share information in order to advance their shared interests in owning and operating NCM LLC. In connection with the completion of the offering, counsel for NCM LLC and the founding members executed an amendment to the joint defense agreement, whereby NCM LLC was added as a party, and the offering was added to the range of transactions covered by the agreement.

Digital Cinema Letter Agreement

NCM LLC entered into a letter agreement on December 1, 2005 with the founding members to enable it to explore the possibility of implementing digital cinema in their theatres. We entered into an engagement with J.P. Morgan Securities Inc. and a consulting contract with Travis Reid, former Loews Cineplex Entertainment President and CEO, to lead the effort to create a business plan and financing model for digital cinema with the major motion picture studios.

We expect that our consulting agreement with Mr. Reid and engagement letter with J.P. Morgan Securities will be assigned to DCIP, a new entity to be formed and owned by NCM LLC’s founding members.

Under the J.P. Morgan Securities Inc. engagement letter, which is dated July 6, 2006, J.P. Morgan Securities Inc. will assist with the review of the business plan for digital cinema and with identifying and evaluating financing and capital structure alternatives. J.P. Morgan Securities Inc. also will have rights to participate in future transactions involving this newly formed entity for a specified period of time.

Founding Member Line of Credit

On March 29, 2005, NCM LLC entered into an amended and restated demand promissory note, or the demand note, with the founding members. The demand note permitted NCM LLC to borrow up to $11.0 million on a revolving basis, with borrowings funded by the founding members on a pro rata basis. Interest was payable monthly at 200 basis points over LIBOR. The demand note had a final maturity date of the earliest of March 31, 2007; the tenth day after a unanimous demand for payment by all founding members; or an event of default as defined in the demand note.

As of December 29, 2005, outstanding borrowings under the demand note were $1.3 million, and the interest rate was 6.34%. NCM LLC paid less than $0.1 million in interest to the founding members in 2005. On March 26, 2006, NCM LLC repaid all borrowings under the demand note in full using the proceeds of a borrowing under a new line of credit with an unaffiliated lender, and the demand note was cancelled.

Agreement with Network LIVE

On May 2, 2006, NCM LLC entered into a term sheet with Casbah Productions, LLC d/b/a Network LIVE, pursuant to which Network Live will provide captured artist performances for distribution across the digital content network, for a term of 24 months. The term sheet contemplates between 12 and 48 events per year, which will be promoted through FirstLook, the lobby entertainment network, poster case and website advertising. Revenue from the events will be split among the theatre operator, Network LIVE and NCM LLC. During the term of the term sheet, Network LIVE will be the premium provider of content for NCM LLC theatres and thus NCM LLC will notify Network LIVE before directly negotiating with artists.

Network LIVE was a privately held joint venture of Anschutz Entertainment Group, Inc., XM Satellite Radio, Inc. and AOL, LLC. Anschutz Entertainment Group is a wholly-owned subsidiary of The Anschutz Corporation. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company. The Anschutz Company is the controlling stockholder of Regal Entertainment Group.

In fall 2006, Network LIVE dissolved and NCM LLC began working with Control Room, which has taken over production of the content formerly produced by Network LIVE. Control Room is not our affiliate.

Agreement with AEG Live

NCM LLC has an informal relationship with AEG Live, an affiliate of the Anschutz Corporation, for AEG Live to provide music content for exhibition in theatres through NCM Fathom. AEG Live is one of the largest concert promoters in the world, based on number of tickets sold worldwide in 2005. For the nine months ended December 29, 2005 and the year ended December 28, 2006, we provided services of approximately $10,000 and $14,000, respectively, to AEG Live and its affiliates, including AEG Live/Concerts West and AEG TV.

Agreement with Hughes Network

On July 3, 2002, RCM entered into an equipment and services agreement with Hughes Network Systems, Inc. Pursuant to the equipment and services agreement, Hughes agreed to provide certain satellite communication services, equipment and software, for a term of 36 months. See “Business-Description of Business-Technology” above for a more detailed description of the Hughes technology. On July 2, 2005, NCM LLC and Hughes Network Systems, L.L.C. (formerly Hughes Network Systems, Inc.) entered into an amendment to the equipment and services agreement, pursuant to which, among other things, the term of the agreement was extended for an additional 24 months. For the nine months ended December 29, 2005 and the year ended December 28, 2006, the aggregate amount payable to Hughes was approximately $951,000 and $1,285,000, respectively.

Hughes Network Systems, LLC is a wholly-owned subsidiary of Hughes Communications Inc. As of April 12, 2006, Apollo Investment Fund IV, LP owned 66.2% of Hughes Communications Inc. As of May 26, 2006, Apollo Investment Fund V, LP owned 20.78% of AMC Entertainment Group. Apollo Investment Fund, IV, LP and Apollo Investment Fund V, LP are under common control through the ownership of their respective general partners and managers.

Agreement with The Anschutz Corporation

NCM LLC has an informal agreement with The Anschutz Corporation to use, on occasion, two private aircraft owned by The Anschutz Corporation. The private aircraft are used to travel to cities where regularly scheduled flights require significant time or expense. The aircraft are leased on a per hour basis at rates that we believe are at or below market rates.

The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company. The Anschutz Company is the controlling stockholder of Regal Entertainment Group. For the nine months ended December 29, 2005 and the year ended December 28, 2006, the aggregate amounts paid to The Anschutz Corporation for use of the aircraft were approximately $54,000 and $43,000, respectively.

Agreements with Founding Members—Subleases and Other

Chicago Regional Office. On December 5, 2005, NCM LLC entered into a sublease agreement with RCM pursuant to which NCM LLC subleases its regional office in Chicago, Illinois. Both the sublease and the lease expire on July 31, 2009. Pursuant to the sublease, NCM LLC pays rent in an amount equal to that which would have been paid by RCM under the terms of its lease. The amounts paid to the landlord for the nine months ended December 29, 2005 and the year ended December 28, 2006, were, in aggregate, approximately $31,000 and $48,000, respectively.

New York Regional Office. On January 27, 2006, NCM LLC entered into a sublease agreement with RCM pursuant to which NCM LLC subleases its regional office in New York, New York. Both the sublease and the lease expire on April 30, 2010. Pursuant to the sublease, NCM LLC pays rent to RCM in an amount equal to that which would have been paid by RCM under the terms of its lease. The amounts paid to RCM for the nine months ended December 29, 2005 and the year ended December 28, 2006, were, in aggregate, approximately $258,000 and $408,000, respectively.

Woodland Hills Regional Office. On March 22, 2005, RCM assigned its interests in a sublease from Regal to NCM LLC for its regional office in Woodland Hills, California. The lease and sublease expired on July 31, 2006. Pursuant to the sublease, NCM LLC paid rent to Regal in an amount equal to that which would have been paid by Regal under the terms of its lease. The amounts paid to Regal for the nine months ended December 29, 2005 and the year ended December 28, 2006 were, in aggregate, approximately $46,000 and $40,000, respectively. NCM LLC moved to different office space in Woodland Hills, described immediately below, during May 2006.

NCM LLC entered into a sublease agreement with AMC pursuant to which NCM LLC subleases its regional office in Woodland Hills, California. The lease expires on May 31, 2007. The sublease expires on May 30, 2007. Pursuant to the sublease, NCM LLC pays rent to AMC in an amount equal to that which would have been paid by AMC under the terms of its lease. The amount paid to AMC for the year ended December 28, 2006, was, in aggregate, approximately $76,000.

Other. Regal leases office space from an unaffiliated third party in the building in Centennial, Colorado in which our headquarters are located. Regal uses our telephone system in those offices at a de minimis cost. During 2006, we utilized certain office space located in one of the Regal theatre locations at no cost to us.

Transactions with NCM LLC

Common Unit Subscription Agreement

We entered into a common unit subscription agreement with NCM LLC in connection with the completion of the offering. NCM LLC issued and sold to us 38,000,000 common units of NCM LLC, which represents approximately 40.5% of common units of NCM LLC. The per unit purchase price paid for the common units was equal to the per share purchase price that our common stock was sold to the public pursuant to the offering less underwriting discounts and commissions and offering expenses.

Management Services Agreement

We entered into a management services agreement with NCM LLC pursuant to which we agreed to provide certain specific management services to NCM LLC, including those services typically provided by the individuals serving in the positions of president and chief executive officer, president of sales and chief marketing officer, executive vice president and chief financial officer, executive vice president and chief technology and operations officer and executive vice president and general counsel. In exchange for the services, NCM LLC will reimburse us for compensation and other expenses of our officers and employees and for certain out-of-pocket costs. NCM LLC will also provide administrative and support services to us, such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that our employees may participate in NCM LLC’s benefit plans, and that NCM LLC employees may participate in our equity incentive plan. NCM LLC will indemnify NCM Inc. for any losses arising from NCM Inc.’s performance under the management services agreement, except that NCM Inc. will indemnify NCM LLC for any losses caused by NCM Inc.’s willful misconduct or gross negligence.

Option Substitution Agreement

We provided option substitution agreements to holders of outstanding options of NCM LLC to cancel each NCM LLC option and substitute the option with an option to purchase common stock of NCM Inc. See “Executive Compensation—NCM Inc. 2007 Equity Incentive Plan—Substitution of NCM LLC Options and Restricted Units” for additional discussion of the option substitution.

Restricted Stock Agreement

We provided restricted stock agreements to holders of restricted units of NCM LLC to cancel each NCM LLC restricted unit and substitute the restricted unit with a share of restricted common stock of NCM Inc. See “Executive Compensation—NCM Inc. 2007 Equity Incentive Plan—Substitution of NCM LLC Options and Restricted Units” above for additional discussion of the restricted stock substitution.

Item 14.	Principal Accountant Fees and Services

We paid Deloitte & Touche LLP, the Company’s independent registered public accounting firm for fiscal years 2005 and 2006, the following amounts:

	2005	2006
Audit Fees	$165,388	$329,264
Audit Related Fees	—	—

Total Audit and Related Fees	165,388	329,264
Tax Fees[1]	—	63,115
Initial Public Offering Fees	—	817,850

Total Fees	$165,388	$1,210,229

(1)	Tax fees consisted of fees for tax compliance and tax consulting services.

As NMC LLC was not subject to the applicable requirements for audit committee pre-approval of the accountant’s services, there was no audit committee pre-approval process in place during 2005 and 2006. Effective with the completion of NCM Inc.’s initial public offering in February 2007, such pre-approval processes were implemented.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

See Unaudited Pro Forma Financial Information on page F-40.

(b) Exhibits

See Exhibit Index, beginning on page II-1.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2007.

NATIONAL CINEMEDIA, INC.

Dated: March 28, 2007	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Dated: March 28, 2007	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kurt C. Hall	President, Chief Executive	March 28, 2007
Kurt C. Hall	Officer and Chairman (Principal Executive Officer)

/s/ Gary W. Ferrera	Executive Vice President and	March 28, 2007
Gary W. Ferrera	Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Peter C. Brown	Director	March 28, 2007
Peter C. Brown

/s/ Michael L. Campbell	Director	March 28, 2007
Michael L. Campbell

/s/ Larry Goodman	Director	March 28, 2007
Larry Goodman

/s/ David R. Haas	Director	March 28, 2007
David R. Haas

/s/ J.R. Holland	Director	March 28, 2007
J.R. Holland

/s/ Stephen L. Lanning	Director	March 28, 2007
Stephen L. Lanning

/s/ Edward H. Meyer	Director	March 28, 2007
Edward H. Meyer

/s/ Lee Roy Mitchell	Director	March 28, 2007
Lee Roy Mitchell

/s/ Scott N. Schneider	Director	March 28, 2007
Scott N. Schneider

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Page
National CineMedia, Inc.

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet as of December 28, 2006	F-3

Notes to Balance Sheet	F-4

National CineMedia, LLC

Report of Independent Registered Public Accounting Firm	F-5

Balance Sheets as of December 29, 2005 and December 28, 2006	F-6

Statements of Operations for the nine months ended December 29, 2005 and the year ended December 28, 2006	F-7

Statement of Members’ Equity for the nine months ended December 29, 2005 and the year ended December 28, 2006	F-8

Statements of Cash Flows for the nine months ended December 29, 2005 and the year ended December 28, 2006	F-9

Notes to Financial Statements	F-10

Regal CineMedia Corporation

Report of Independent Registered Public Accounting Firm	F-22

Statements of Operations for the year ended December 30, 2004, and the three months ended March 31, 2005	F-23

Statement of Stockholder’s Equity for the year ended December 30, 2004, and the three months ended March 31, 2005	F-24

Statements of Cash Flows for the year ended December 30, 2004, and the three months ended March 31, 2005.	F-25

Notes to Financial Statements	F-26

National Cinema Network, Inc.

Report of Independent Registered Public Accounting Firm	F-32

Statements of Operations for the predecessor period from April 2, 2004 through December 23, 2004 and the successor period from December 24, 2004 through March 31, 2005	F-33

Statements of Stockholder’s Equity for the predecessor period from April 2, 2004 through December 23, 2004 and for the successor period from December 24, 2004 through March 31, 2005	F-34

Statements of Cash Flows for the predecessor period from April 2, 2004 through December 23, 2004 and for the successor period from December 24, 2004 through March 31, 2005	F-35

Notes to Financial Statements	F-36

National CineMedia, Inc.

Unaudited Pro Forma Financial Information	F-40

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying balance sheet of National CineMedia, Inc. (the “Company”) as of December 28, 2006. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such balance sheet presents fairly, in all material respects, the financial position of the Company at December 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 27, 2007

NATIONAL CINEMEDIA, INC.

BALANCE SHEET AS OF DECEMBER 28, 2006

Assets
Cash and cash equivalents	$—

Total assets	$—

Stockholder’s Equity
Common stock, $0.001 par value, 1,000 shares authorized, none issued or outstanding	$—

Total stockholder’s equity	$—

See accompanying notes to balance sheet.

NATIONAL CINEMEDIA, INC.

NOTES TO BALANCE SHEET

AS OF DECEMBER 28, 2006

1. Organization

National CineMedia, Inc. (the “Company”), was incorporated in the state of Delaware on October 5, 2006 for the sole purpose of being a member and sole manager of National CineMedia, LLC. The Company filed its initial registration statement on Form S-1 with the Securities and Exchange Commission on October 12, 2006 concerning the sale of common stock. At the completion of the initial public offering on February 13, 2007, the Company sold 42,000,000 shares of common stock at $21.00 per share, generating net proceeds of $824.6 million, after deducting underwriting discounts and commissions and offering expenses. The Company used all of the proceeds to purchase a 44.8% interest in National CineMedia, LLC and act as the sole manager, and to reimburse National CineMedia, LLC for deferred offering costs it has incurred related to the initial public offering. As the managing member of NCM LLC, NCM Inc. expects to consolidate the operations of NCM LLC. In addition, the Company entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between the Company and National CineMedia, LLC. As of December 28, 2006 the Company has not been capitalized nor have any common or preferred shares been issued.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying balance sheets of National CineMedia, LLC (“the Company”) as of December 29, 2005 and December 28, 2006, and the related statements of operations, changes in members’ equity, and cash flows for the period March 29, 2005 to December 29, 2005 and the year ended December 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of National CineMedia, LLC as of December 29, 2005 and December 28, 2006, and the results of its operations and its cash flows for the period March 29, 2005 to December 29, 2005 and for the year ended December 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 27, 2007

NATIONAL CINEMEDIA, LLC

BALANCE SHEETS

(In millions)

	December 29, 2005	December 28, 2006	Pro forma December 28, 2006
			(Unaudited, Note 15)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$—	$6.7	$6.7
Receivables—net	36.6	63.9	63.9
Prepaid expenses and other current assets	1.0	1.6	1.6

Total current assets	37.6	72.2	72.2

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8.7 million in 2005 and $12.7 million in 2006	10.0	12.6	12.6

OTHER ASSETS:
Network affiliate agreements, net of accumulated amortization of $1.2 million in 2005 and $2.0 million in 2006	1.1	0.3	0.3
Deferred offering costs	—	4.5	—
Debt issuance costs	—	0.2	15.3
Deposits and other	0.1	0.2	0.2

Total other assets	1.2	5.2	15.8

TOTAL	$48.8	$90.0	$100.6

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	$5.1	$5.4	$5.4
Amounts due to Members	24.0	53.9	53.9
Short-term borrowings from Members	1.3	—	—
Accrued payroll and related expenses	1.5	6.4	6.4
Accrued expenses	5.5	5.5	5.5
Deferred revenue	1.6	3.4	3.4

Total current liabilities	39.0	74.6	74.6

OTHER LIABILITIES
Unit option plan payable	—	1.9	—
Borrowings	—	10.0	735.0

Total other liabilities	—	11.9	735.0

Total liabilities	39.0	86.5	809.6

COMMITMENTS AND CONTINGENCIES (Notes 1, 9 and 13)

MEMBERS’ EQUITY	9.8	3.5	(709.0)

TOTAL	$48.8	$90.0	$100.6

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF OPERATIONS

(In millions)

	Period March 29, 2005 Through December 29, 2005	Year Ended December 28, 2006
REVENUE:
Advertising	$56.0	$188.2
Administrative fees—Members	30.8	5.4
Meetings and events	11.7	25.4
Other	0.3	0.3

Total	98.8	219.3

EXPENSES:
Advertising operating costs	6.3	9.2
Meetings and events operating costs	5.4	11.1
Circuit share costs—Members	38.6	130.1
Network costs	9.2	14.7
Selling and marketing costs	24.9	38.2
Administrative costs	9.8	16.4
Severance Plan costs	8.5	4.2
Depreciation and amortization	3.0	4.8
Other costs	—	0.6

Total	105.7	229.3

OPERATING (LOSS)	(6.9)	(10.0)
INTEREST EXPENSE—NET	—	0.5

NET (LOSS)	$(6.9)	$(10.5)

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

(In millions)

Statements of Members’ Equity	Members’ Equity
Balance—March 29, 2005	$—
Issuance of initial units at inception date in exchange for contributed assets, net of liabilities assumed	0.9
Issuance of additional units in exchange for cash	7.3
Contribution of Severance Plan payments	8.5
Net loss	(6.9)

Balance—December 29, 2005	9.8

Capital contribution from member	0.9
Contribution of Severance Plan payments	4.2
Distribution to Members	(0.9)
Net loss	(10.5)

Balance—December 28, 2006	$3.5

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

STATEMENTS OF CASH FLOWS

(In millions)

	Period March 29, 2005 Through December 29, 2005	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6.9)	$(10.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3.0	4.8
Non-cash severance plan and share-based compensation costs	8.0	6.1
Changes in operating assets and liabilities:
Increase in receivables—net	(36.6)	(27.3)
Increase in prepaid expenses and other current assets	(0.6)	(0.6)
Increase in deposits and other assets	(0.1)	(0.3)
(Decrease) increase in accounts payable	5.1	(0.5)
Increase in amounts due to Members	20.5	33.4
Increase in accrued expenses	3.1	4.9
Payment of Severance Plan costs	—	(3.5)
Increase in deferred revenue	1.6	1.8

Net cash provided by (used in) operating activities	(2.9)	8.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.9)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deferred offering costs	—	(4.0)
Proceeds of short-term borrowings from Members	9.5	3.0
Repayments of short-term borrowings to Members	(8.2)	(4.3)
Proceeds from borrowings under revolving credit facility	—	66.0
Repayments of borrowings under revolving credit facility	—	(56.0)
Proceeds from Member contributions	0.2	0.9
Proceeds from issuance of units	7.3	—
Distribution to Members	—	(0.9)

Net cash provided by financing activities	8.8	4.7

INCREASE IN CASH AND CASH EQUIVALENTS	—	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	—	—

End of period	$—	$6.7

Supplemental disclosure of non-cash financing and investing activity:
Contribution of severance plan payments	$8.5	$4.2
Increase in deferred offering costs	$—	$0.5
Increase in property and equipment	$—	$0.3

See accompanying notes to financial statements.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR

THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

1.	THE COMPANY AND BASIS OF PRESENTATION

National CineMedia, LLC (the “Company” or “NCM”) provides advertising, business meetings, and event services to its Members under Exhibitor Services Agreements that as of December 28, 2006, extend through April 1, 2010. NCM also provides such services to certain third-party theater circuits under Network Affiliate Agreements expiring at various dates through September 16, 2009. The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year. The business meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting. NCM commenced operations on April 1, 2005.

NCM was formed on March 29, 2005, through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal Entertainment Group (“Regal”, or, in relation to RCM, the “Parent”). In accordance with the Contribution and Unit Holders Agreement entered into on that date by NCM, NCN, and RCM, 16,387,670 units were issued to NCN and 27,903,330 units were issued to Regal CineMedia Holdings, LLC (“RCM Holdings”) in exchange for the contribution of $0.9 million of cash and other assets, net of liabilities assumed. All assets contributed to and liabilities assumed by NCM were recorded on NCM’s records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force (“EITF”) 98–4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM is considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. RCM and NCN are each considered to be predecessors of NCM. The following table summarizes the assets contributed to and liabilities assumed by NCM:

Cash	$0.2
Property and equipment	5.9
Network affiliate agreements	2.3
Other assets	0.4
Compensation-related obligation	(4.0)
Accrued expenses	(3.9)

$0.9

On July 15, 2005, in exchange for a cash contribution of $7.3 million, 11,559,951 units were issued to Cinemark Media, Inc. (“Cinemark Media”), a wholly owned subsidiary of Cinemark USA, Inc. (“Cinemark”).

As the result of final adjustments to the valuations attributed to the contributed assets and liabilities resulting from AMCE’s merger on December 23, 2004, with Marque Holdings Inc., NCN contributed additional cash to NCM during 2006, which was then distributed to RCM Holdings and Cinemark Media (“Cinemark”), thus having no impact on the assets and liabilities of NCM.

NCN, RCM Holdings, and Cinemark Media have signed an Amended and Restated Limited Liability Company Operating Agreement (“LLCOA”), in order to set forth their respective rights and obligations in connection with their ownership of NCM. Among other provisions, each of the three Members is allowed to designate three board members with NCM’s Chief Executive Officer being the 10th board member. Matters that require the approval of NCM’s board of directors require the approval of nine board members.

At December 28, 2006, there were 55,850,951 Member units outstanding, of which 25,395,204 (46%) are owned by RCM Holdings, 14,668,953 (26%) are owned by NCN, and 15,786,794 (28%) are owned by Cinemark Media.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

NCM, RCM, Cinemark, and American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMCE, entered into an Amended and Restated Software License Agreement in connection with the licensing of software and related rights ancillary to the use of such software by NCM for the conduct of its business. Improvements made to this software subsequent to March 31, 2005, are owned by the Company. None of RCM, Cinemark, or AMC can use its software to provide the services performed by NCM pursuant to the Exhibitor Services Agreements (as described herein).

In addition, a Transition Services Agreement was entered into by NCM, AMC, NCN, Regal, and RCM pursuant to which the parties agreed to reimburse each other for services provided on the behalf of others during a transition period from April 1, 2005 through December 31, 2005.

NCM entered into an Exhibitor Services Agreement (“ESA”) with Regal Cinemas, Inc. (“RCI”), a wholly owned subsidiary of Regal, with AMC, and with Cinemark. Under these agreements, subject to limited exceptions, NCM is the exclusive provider of advertising and event services to the Members’ theatres. In the case of Cinemark, the ESA is also subject to the advertising services agreements between Cinemark on the one hand and Technicolor Screen Services, Inc. and Val Morgan Advertising, Inc. on the other hand. Both of these agreements (the “Screenvision Agreements”) expired December 31, 2005, with certain “advertising runout” rights that extended through March 31, 2006. In exchange for the right to provide these services to the Members, NCM is required to pay to the Members a specified percentage of NCM’s advertising revenue (“Advertising Circuit Share”), and an agreed-upon auditorium rent (“Auditorium Rent”) in relation to the meetings and events held in Member theatres, in aggregate known as “Circuit Share Expense.” During 2005, the “Advertising Circuit Share Percentage” was 65%. During 2006, the “Advertising Circuit Share” percentage was 68%, a change approved by the members at the end of 2005. The Advertising Circuit Share is allocated among the Members based on a formula that takes into account the number of patrons served and screens operated by each Member during the previous quarter. In accordance with the LLCOA, the Advertising Circuit Share Percentage may be changed at the end of each year by a unanimous vote of the Members. These agreements would terminate immediately upon the dissolution of NCM. Each of these agreements would also terminate in the event of withdrawal by AMC, Cinemark or Regal, respectively, from NCM pursuant to the terms of NCM’s Operating Agreement. Each of the agreements may also be terminated (i) in the event of a material breach of any provision of the agreement which breach remains uncured after notice and an opportunity to cure and (ii) in the event a permanent injunction or other final order or decree is entered by a governmental, regulatory or judicial entity which enjoins or otherwise prevents performance of obligations under the agreement.

Pursuant to the ESAs, AMCE and Regal, through their subsidiaries, retained all advertising contracts sold by NCN’s or RCM’s sales teams prior to April 1, 2005 (“AMC Legacy Contracts” and “Regal Legacy Contracts,” respectively), and agreed to pay an administrative fee as a percentage of revenue (equal to 32% and 35% during 2006 and 2005, respectively) from these contracts payable to NCM to service these contracts through their expiration. Cinemark retained all advertising contracts signed pursuant to the Screenvision Agreements “Cinemark Legacy Contracts” and together with AMC Legacy Contracts and Regal Legal Contracts, the “Legacy Contracts”), subject to a administrative fee (32% for 2006 and 35% for 2005), payable to NCM for all revenue generated by the Screenvision Agreements subsequent to December 31, 2005. Total advertising revenue managed by NCM associated with the Legacy Contracts was $16.8 million and $88.0 million for the year ended December 28, 2006 and the period ended December 29, 2005, respectively. Administrative fee revenue will decline over time as the Legacy Contracts expire.

As a result of the various related-party agreements discussed in Note 7, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with nonrelated third parties.

2.	SUBSEQUENT EVENT

On February 8, 2007, National CineMedia, Inc. (“NCM, Inc.”) completed an initial public offering (“IPO”) of 42,000,000 shares of common stock at a price to the public of $21.00 per share, including 4,000,000 shares sold pursuant to the underwriters’ over-allotment option. The transaction closed on February 13, 2007, and NCM, Inc. received net proceeds of approximately $824.6 million, after deducting underwriting discounts and commissions and offering expenses of $8.8 million. In connection with the completion of the initial public offering, NCM, Inc. used the net proceeds to purchase a 44.8% interest in NCM, paying NCM $746.1 million and paying Members $78.5 million. NCM, Inc. is the managing member of NCM.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

Concurrently with the initial public offering, NCM entered into an $805.0 million senior secured credit facility, consisting of a $725.0 million eight-year term loan, and an $80.0 million six-year revolving credit facility. NCM received net proceeds of approximately $719.8 million, after deducting expenses associated with the debt offering of $15.2 million. The senior secured credit facility funding was used, in part, to repay the Company’s existing revolver balance of $10.0 million at December 28, 2006. The revolving facility was also drawn on for approximately $51.0 million in March 2007 to repay remaining amounts owed to the founding members through the date of the initial public offering under the then existing exhibitor services agreements.

NCM used $686.3 million of the funds received from NCM, Inc. as a payment to the Members to modify the then existing Exhibitor Services Agreements. Secondly, with remaining proceeds from the payment from NCM, Inc., and together with the net proceeds from the senior secured credit facility, NCM paid $769.6 million to redeem the preferred units of the Members, which were created immediately prior to the IPO, in a non-cash split of each membership unit into one common unit and one preferred unit. Immediately thereafter the common units were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Advertising revenue and administrative fees from Legacy Contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event was held. Legacy Contracts are contracts for advertising services with customers sold by the founding members prior to the formation of NCM, which were not assigned to NCM, where the services were to be delivered after the formation. Administrative fees are earned by the Company for its services in fulfilling the Legacy Contracts, based on a percentage of Legacy Contract revenue (32% during 2006 and 35% during 2005). Administrative fees will decline as Legacy Contracts are fulfilled. Except for administrative fees, the Company’s revenue is earned from contracts with third parties.

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the “Network Affiliate Agreements.” These costs relate to the advertising revenue recorded by the Company as well as NCM’s administrative revenue associated with the Legacy Contracts.

Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the theatre circuits, and other direct costs of the meeting or event.

Circuit share costs are fees payable to the theatre circuits for the right to exhibit advertisements within the theatres.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs may be applicable to either the advertising or the meetings and events business lines.

Cash and Equivalents—All highly liquid debt instruments and investments purchased with a remaining maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

A cash overdraft of $0.2 million is included in accounts payable and reflects the balances held in bank accounts, net of $0.9 million of outstanding checks, as of December 29, 2005.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the year. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors, none of which are individually material.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

Property and Equipment—Property and equipment is stated at cost. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by or the Members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4–10 years
Computer hardware and software	3–5 years
Leasehold improvements	Lesser of lease term or asset life

Amounts Due to Members—Amounts due to founding members include circuit share costs and cost reimbursements and are offset by the administrative fees earned on Legacy Contracts. Payments to the founding members against outstanding balances are made monthly.

Network Affiliate Agreements—Network affiliate agreements were contributed at NCM’s formation at the net book value of the Members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of 35% to 55% of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.8 million and $1.2 million for the year ended December 28, 2006, and the period ended December 29, 2005, respectively.

Income Taxes—As a limited liability company, NCM’s taxable income or loss is allocated to the Members in accordance with the provisions in the Amended and Restated Limited Liability Company Operating Agreement. Therefore, no provision or liability for income taxes has been included in the financial statements.

Stock-Based Compensation—Stock-based employee compensation is accounted for at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue and equity-based compensation. Actual results could differ from those estimates.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. As a limited liability company, NCM’s taxable income or loss is allocated to the Founding Members in accordance with the provisions of its operating documents. The Company is currently evaluating the impact the interpretation may have on its future financial condition, results of operations, and cash flows.

During October 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement, which will be adopted by the Company on December 29, 2007, will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption. The Company does not expect this standard to have a material effect on the Company’s financial statements.

The FASB has also issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106, and 132(R). As the Company has no plans covered by this standard, it will have no effect on the Company’s financial statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Although this statement is voluntary, it is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company does not expect this standard to have a material effect on the Company’s financial statements.

The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 28, 2006. The adoption of this standard has not had an impact on the Company’s consolidated result of operations, cash flows or financial position.

5.	RECEIVABLES

Receivables consisted of the following at:

	December 29, 2005	December 28, 2006
Trade accounts	$37.0	$64.8
Other	0.1	0.2
Less allowance for doubtful accounts	(0.5)	(1.1)

Total	$36.6	$63.9

The changes in NCM’s allowance for doubtful accounts are as follows:

	December 29, 2005	December 28, 2006
Balance at beginning of period	$—	$0.5
Allowance for doubtful accounts	0.5	0.8
Write-offs, net	—	(0.2)

Balance at end of period	$0.5	$1.1

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

6.	DEFERRED OFFERING COSTS

The Company has paid certain costs associated with the initial public offering of National CineMedia, Inc., (see Note 2). These costs were reimbursed to the Company by National CineMedia, Inc. at the closing of the IPO.

7.	RELATED-PARTY TRANSACTIONS

Included in media and events operating costs is $2.1 million and $4.1 million for the period ended December 29, 2005 and the year ended December 28, 2006, respectively, related to purchases of movie tickets and concession products from the Members primarily for resale to NCM’s customers, of which $1.9 million and $2.6 million for the period ended December 28, 2006 and the year ended December 29, 2005, respectively, was paid to Regal, $0.2 million and $1.1 million for the period ended December 29, 2005 and the year ended December 29, 2005, respectively, was paid to AMC and $0.4 million for the year ended December 28, 2006 was paid to Cinemark.

As discussed in Note 1, at the formation of NCM and upon the admission of Cinemark as a Member, circuit share agreements and administrative services fee agreements were consummated with each Member. Circuit share cost and administrative fee revenue by a Member is as follows:

	Period March 29, 2005 Through December 29, 2005		Year Ended December 28, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue

AMCE	$19.4	$8.3	$38.6	$0.2
Cinemark	0.1	—	29.7	0.4
Regal	19.1	22.5	61.8	4.8

Total	$38.6	$30.8	$130.1	$5.4

NCM’s administrative services fee was earned at a rate of 35% of the $88.0 million of Legacy Contract value for the period ended December 29, 2005 and a fee of 32% of the $16.8 million of Legacy Contract value for the year ended December 28, 2006. As the Legacy Contracts expire and NCM sells new advertising agreements, advertising revenue and related circuit share costs will increase.

Payments from NCM for employee and other services provided under the Transition Services Agreement to Regal and its subsidiaries totaled $3.3 million, and to AMC and its subsidiaries totaled $3.2 million for the period ended December 29, 2005. Additionally, Regal and its subsidiaries paid $0.1 million to NCM for services provided by NCM to RCI under the Transition Services Agreement for the period ended December 29, 2005.

During the period ended December 29, 2005, AMC and RCI purchased $0.5 million and $0.6 million, respectively, of NCM’s advertising inventory for their own use. During the year ended December 28, 2006, AMC and RCI purchased $0.7 million and $1.4 million, respectively, of NCM’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM to the members as advertising circuit share.

As further described in Note 11 “RCI Unit Option Plan,” certain RCM employees who would become employees of NCM had been granted Regal stock options and restricted stock. As specified within the Contribution and Unit Holders Agreement and in accordance with the RCI Severance Plan for Equity Compensation (the “Severance Plan”), in lieu of continued participation in the Regal stock option and restricted stock plan by these employees, Regal agreed to make cash payments to these employees at an agreed-upon value for such options and restricted stock, with payments to be made on the dates which such option and

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

restricted stock would have otherwise vested. Additionally, the Contribution and Unit Holders Agreement provided that NCM would reimburse Regal $4.0 million associated with Regal’s obligations under this arrangement. This $4.0 million obligation was recorded as a liability on NCM’s records as of March 29, 2005, reducing the capital accounts of AMC and Regal pro rata to their ownership percentages. The first payment of $0.5 million was made to Regal on March 29, 2005, with the remaining $3.5 million paid to Regal on March 29, 2006. The total cost of the Severance Plan, including payments in lieu of divided distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with NCM, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. As the payments under the Plan are being funded by Regal, Regal will be credited with a capital contribution equal to this Severance Plan expense. During the periods ended December 29, 2005 and December 28, 2006, severance expense and the related capital contribution were $8.5 million and $4.2 million, respectively. Severance expense for fiscal years 2007 and 2008 at a minimum is expected to be $1.9 million and $0.6 million, respectively, prior to the inclusion of payments in lieu of distributions on restricted stock and the impact of any employee terminations.

Amounts due to (from) Members at December 29, 2005, is comprised of:

	AMC	Cinemark	Regal	Total
Circuit share payments	$11.7	$0.1	$10.6	$22.4
Cost reimbursement	0.6	—	—	0.6
Compensation-related payment	—	—	3.5	3.5
Administrative fee	—	—	(2.5)	(2.5)

Total	$12.3	$0.1	$11.6	$24.0

Amounts due to (from) Members at December 28, 2006, is comprised of:

	AMC	Cinemark	Regal	Total
Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	—	0.4	0.5
Administrative fee	—	(0.1)	(0.5)	(0.6)

Total	$15.3	$13.9	$24.7	$53.9

8.	BORROWINGS

Short-Term Borrowings From Members—In 2005, NCM signed an Amended and Restated Demand Promissory Note (the “Demand Note”) with its Members (the “Holders”) under which the Company could borrow up to $11.0 million on a revolving basis. Borrowings under the Demand Note were funded by the Members pro rata to their ownership of units. Interest was payable monthly at 200 basis points over LIBOR. Interest paid to the Members during the period ended December 29, 2005 and the year ended December 28, 2006 was less than $0.1 million, in each period. The demand note was repaid and cancelled on March 22, 2006.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

Long-Term Borrowings—On March 22, 2006, NCM entered into a bank-funded $20 million Revolving Credit Agreement (the “Revolver”), of which $2 million may be utilized in support of letters of credit. The Revolver is collateralized by trade receivables, and borrowings under the Revolver are limited to 85% of eligible trade receivables as defined. The Revolver has a final maturity date of March 22, 2008, but may be prepaid by the Company at its option pursuant to the terms of the Revolver, and it bears interest, at NCM’s option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Outstanding borrowings at December 28, 2006, were $10.0 million. Available borrowings under the Revolver were $10.0 million at December 28, 2006. The aggregate interest rate on outstanding borrowings as of that date was 7.87%. As discussed in Note 2, the Revolver was repaid and cancelled on February 15, 2007, and was replaced by a $805.0 million senior secured credit facility entered into at the same time as the closing of the initial public offering of National CineMedia, Inc. The senior secured credit facility funding was used, in part, to repay the Revolver balance.

9.	LEASE OBLIGATIONS

The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the period ended December 29, 2005 and the year ended December 28, 2006, was $1.1 million and $1.6 million, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

2007	$1.6
2008	1.6
2009	1.5
2010	1.2
2011	1.3
Thereafter	2.3

Total	$9.5

10.	EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.3 million and $0.6 million during the period ended December 29, 2005 and the year ended December 28, 2006, respectively.

11.	RCI STOCK OPTION PLAN

In connection with the formation of NCM, on May 11, 2005, Regal Cinemas, Inc., adopted and approved the RCI Severance Plan for Equity Compensation. Participation in the Severance Plan is limited to employees of RCM, who held unvested options to purchase shares of Regal’s common stock or unvested shares of Regal’s restricted common stock pursuant to the terms of the incentive plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with NCM. Each employee’s termination of employment with RCM was effective as of the close of business on May 24, 2005, and commencement of employment with NCM was effective as of the next business day on May 25, 2005. (Between April 1, 2005 and May 24, 2005, NCM was billed for the costs of these employees’ compensation and related benefits.) Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a “Participant”) is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

fair market value of a share of Regal’s common stock on May 24, 2005, as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal’s common stock on May 24, 2005, as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005, will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal’s common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant’s restricted stock would have vested in accordance with the incentive plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal’s common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the incentive plan and the related award agreement had employment with RCM not ceased. The Severance Plan is a change in terms of the Regal options and restricted stock, resulting in a new measurement date for these equity compensation arrangements. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with NCM, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. As expenses recognized, Regal, which is funding payments under the Severance Plan, is credited with a capital contribution. During the period ended December 29, 2005 and the year ended December 28, 2006, the Company recorded total severance expense of approximately $8.5 million and $4.2 million, including approximately $0.1 million of payments in lieu of dividends, respectively, related to the Severance Plan. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance. The table below presents the estimated allocation of the expense if the Company did allocate it to these specific line items:

	March 29, 2005 Through December 29, 2005	Year Ended December 28, 2006
Advertising operating costs	$0.1	$0.1
Network costs	0.5	0.4
Selling and marketing costs	1.7	1.9
Administrative costs	6.2	1.8

Total	$8.5	$4.2

Future charges under the Severance Plan are estimated to be $1.9 million and $0.6 million in 2007 and 2008, respectively.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

12.	UNIT OPTION PLAN

On April 4, 2006, the Company’s board of directors approved the NCM 2006 Unit Option Plan, under which 1,224,203.24 units are reserved for issuance under option grants as of December 28, 2006. Activity in the stock option plan has been as follows:

	Units	Weighted- Average Exercise Price

Outstanding at December 29, 2005	—	$—
Granted	1,221,667	23.78
Forfeited	(89,939)	22.96

Outstanding at December 28, 2006	1,131,728	23.85
Vested at December 28, 2006	—	—

Exercisable at December 28, 2006	—	$—

No options are exercisable at December 28, 2006. Options outstanding at December 28, 2006, have been granted at the following exercise prices: 957,000 units at $22.96 per unit; 106,121 units at $25.29 per unit and 53,149 unit at $33.76 per unit and 15,458 units at $34.74 per unit, all at an average remaining life of approximately nine years.

All options granted vest over periods of 69 through 81 months. The options include provisions under which, in certain circumstances, the holders may be able to put the options back to the Company and receive a cash payment based on a formula tied to the attainment of certain operating objectives. Therefore, under SFAS No. 123(R), the options are accounted for as liability awards rather than equity awards.

The Company has estimated the calculated value of these options at $10.42 to $14.26 per unit based on the Black-Scholes option pricing model. The weighted average fair value of all units granted during the period ended December 28, 2006 was $13.99. The Black-Scholes model requires that the Company make estimates of various factors used in the Black-Scholes model, the most critical of which are the fair value of equity and the expected volatility of equity value. Since the Company’s options were granted in contemplation of an IPO as described in Note 2, the Company used the pricing of the IPO to determine the equity value, for each unit underlying the options. Under liability accounting, the Company will reestimate the calculated value of the options as of each reporting date. The fair value of the options is being charged to operations over the vesting period.

The following assumptions were used in the valuation of the options:

•

Expected life of options—9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in SEC Staff Accounting Bulletin 102).

•	Risk free interest rate—4.6% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rate as of the grant dates.

•	Expected volatility of membership units—30.0%. Expected volatility was estimated based on comparable companies and industry indexes for historic stock price volatility.

•

Dividend yield—3.0%. The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected dividend policy after the IPO discussed in Note 2.

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

The forfeiture rate was not significant, because a substantial number of options are held by a few executives of the Company who are expected to continue employment through the vesting period. A forfeiture rate of 5% was estimated for all non-executive employees to reflect the potential separation of employees. The Company expects approximately 1,115,000 of the outstanding units to vest.

For the year ended December 28, 2006, the Company recognized $1.9 million of share-based compensation expense for these options. As of December 28, 2006, unrecognized compensation cost related to nonvested options was $14.2 million, which will be recognized over a weighted-average remaining period of between 60 and 72 months, subject to variability due to the requirement to reestimate fair value of the options as of each reporting date under the liability method.

13.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

14.	QUARTERLY FINANCIAL DATA (UNAUDITED)

		Second Quarter	Third Quarter	Fourth Quarter
2005
Operations:
Revenues		$25.6	$28.6	$44.6
Expenses		27.7	30.4	47.6

Net income (loss)		$(2.1)	$(1.8)	$(3.0)

Balance sheet:
Total assets		$25.4	$32.4	$48.8

Members’ equity		$5.1	$10.4	$9.8

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Operations:
Revenues	$27.4	$57.1	$60.7	$74.1
Expenses	36.8	58.3	61.3	73.4

Net income (loss)	$(9.4)	$(1.2)	$(0.6)	$0.7

Balance sheet:
Total assets	$36.8	$64.8	$72.2	$90.0

Members’ equity	$2.4	$1.9	$2.1	$3.5

NATIONAL CINEMEDIA, LLC

NOTES TO FINANCIAL STATEMENTS – (Continued)

AS OF AND FOR THE PERIOD MARCH 29, 2005 (DATE OF INCEPTION) THROUGH DECEMBER 29, 2005

AND AS OF AND FOR THE YEAR ENDED DECEMBER 28, 2006

(In millions)

15.	PRO FORMA BALANCE SHEET (UNAUDITED)

As discussed in Note 2, National CineMedia, Inc., a newly formed holding company, filed a registration statement for an initial public offering of its common stock, which closed February 13, 2007. The net proceeds from the offering, including the underwriters’ over-allotment, were used to acquire an approximate 44.8% interest in the Company. In connection therewith, the Company effected a recapitalization under which:

•	The Company recapitalized on a non-cash basis with a distribution to the Members of common membership units and preferred membership units for each outstanding membership unit.

•

The Company split the newly issued common membership units into the number of units necessary to allow National CineMedia, Inc. to acquire one common membership unit of the Company for each share issued in the IPO and achieve an approximate 40.5% ownership interest in the Company. National CineMedia, Inc. then purchased membership units directly from the Members to acquire an additional approximate 4.3% ownership in the Company, for a total of approximately 44.8% ownership.

•

National CineMedia, Inc. became a member and the managing member of the Company upon its purchase of common membership units as described above at a price per share equal to the IPO offering price of National CineMedia, Inc. common stock, net of underwriting discounts and commissions and offering expenses.

•

The Company paid a portion of the proceeds from the sale of common membership units to National CineMedia, Inc. to the Members in consideration of the Members agreeing to change the terms of the exhibitor services agreements. The modifications changed the method by which payments are made under the exhibitor services agreements from a percentage of revenue to a fixed monthly amount per digital screen operated by the Members plus a charge per theatre patron. Under the modified exhibitor services agreements the amount of payment is significantly reduced. As the modified exhibitor services agreement contracts represent an intangible asset received from a Member, and in accordance with accounting guidance for payments made to promoters at the time of an IPO, the payments to the founding members are accounted for as a capital distribution.

•

Approximately $735.0 million was borrowed under a new senior credit facility, the net proceeds of which, together with proceeds from the sale of common membership units to National CineMedia, Inc., were used to repay the Company’s existing bank debt and pay the Members to redeem the newly created preferred membership units.

The pro forma balance sheet presented in the financial statements reflects the impact of the above transactions on the historic balance sheet as if they had occurred on December 28, 2006.

* * * * * *

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

National CineMedia, LLC

Centennial, Colorado

We have audited the accompanying statements of operations, stockholder’s equity, and cash flows for Regal CineMedia Corporation (“RCM) for the year ended December 30, 2004, and the three month period ended March 31, 2005. These financial statements are the responsibility of RCM’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the results of Regal CineMedia Corporation’s operations and its cash flows for the year ended December 30, 2004 and the three month period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
December 20, 2006

REGAL CINEMEDIA CORPORATION

STATEMENTS OF OPERATIONS

(In millions)

	Year Ended December 30, 2004	3 Months Ended March 31, 2005
REVENUE:
Advertising	$83.6	$15.6
Meetings and events	11.5	2.1
Other	0.2	0.1

Total	95.3	17.8

EXPENSES:
Advertising operating costs	3.7	0.9
Meetings and events operating costs	3.9	0.8
Circuit share costs—Members	16.6	2.4
Network costs	8.1	2.4
Selling and marketing costs	15.9	4.4
Administrative costs	10.8	3.4
Deferred stock compensation	1.4	0.3
Depreciation and amortization	1.0	0.4

Total	61.4	15.0

OPERATING INCOME (LOSS)	33.9	2.8
PROVISION FOR INCOME TAXES	13.3	1.1

NET INCOME (LOSS)	$20.6	$1.7

See accompanying notes to financial statements.

REGAL CINEMEDIA CORPORATION

STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions)

Statement of Stockholder’s Equity	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
Balance—January 1, 2004	$—	$22.5	$(3.6)	$18.9
Net income	—	—	20.6	20.6

Balance—December 30, 2004	—	22.5	17.0	39.5
Net income	—	—	1.7	1.7

Balance—March 31, 2005	$—	$22.5	$18.7	$41.2

See accompanying notes to financial statements.

REGAL CINEMEDIA CORPORATION

STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 30, 2004	3 Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$20.6	$1.7
Adjustments to reconcile net income (loss) to net cash provided by operating (used in) activities:
Depreciation and amortization	1.0	0.4
Deferred stock compensation	1.4	0.3
Deferred income taxes	0.5	(0.2)
Changes in operating assets and liabilities:
Decrease (increase) in receivables—net	(8.2)	13.0
Decrease (increase) in prepaid expenses and other current assets	0.2	(0.1)
Increase (decrease) in accounts payable	(0.8)	(0.5)
Increase (decrease) in accrued expenses	2.6	(2.8)
Increase (decrease) in deferred revenue	(1.5)	0.4
Increase (decrease) in other liabilities	0.1	0.1

Net cash provided by (used in) operating activities	15.9	12.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.7)	(1.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due from Parent	(11.2)	(10.6)

Net cash provided by (used in) financing activities	(11.2)	(10.6)

INCREASE IN CASH AND CASH EQUIVALENTS	2.0	0.3
CASH AND CASH EQUIVALENTS:
Beginning of period	0.5	2.5

End of period	$2.5	$2.8

See accompanying notes to financial statements.

REGAL CINEMEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 30, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

1. THE COMPANY AND BASIS OF PRESENTATION

RCM provided advertising, business meetings, and event services to Regal Entertainment Group and its subsidiaries (“Regal”). RCM also provided advertising services to one theatre circuit under a “Network Affiliate Agreement” expiring in September 2009.

RCM was formed in February, 2002 and became a wholly-owned subsidiary of Regal on April 12, 2002. As a subsidiary of Regal, certain services (such as information technology and human resources support and payroll processing) were provided to RCM at no cost, and RCM incurred certain network support and maintenance costs on behalf of Regal which are unrelated to RCM’s businesses. Additionally, RCM managed certain businesses other than as described above on behalf of Regal. In order to present RCM’s financial statements on a comparable basis with that of NCM, the operating results of those businesses which were not contributed to NCM are not included in the financial statements of RCM, and certain assets which were not contributed to NCM have also been excluded from these financial statements. In order to present RCM on a “stand-alone” basis, allocated costs of those services provided at no charge by Regal have been estimated based on similar costs incurred subsequent to formation and included in these financial statements, and costs of services provided to Regal by RCM which were unrelated to the businesses operated by RCM have been excluded from these financial statements. Management believes the estimates and adjustments are reasonable.

As a result of the various related party agreements with Regal, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with non-related third parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event was held.

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment and, to a lesser degree production costs of non-digital advertising and payments due to unaffiliated theatres circuits under the “Network Affiliate Agreement”.

Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the theatre circuits, and other direct costs of the meeting or event.

Circuit share costs are fees payable to Regal for the right to exhibit advertisements within the theatres.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs may be applicable to either the advertising or the meetings and events business lines.

Stock-Based Compensation—In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock- Based Compensation, to provide alternative methods of transition for a voluntary change to SFAS No. 123’s fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Under SFAS No. 123, entities are permitted to recognize as expense the fair value of all stock-based awards on the date of grant over the vesting period and alternatively allows entities to continue to apply the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and provide pro forma net income or loss and earnings or loss per share disclosures as if the fair-value-based method defined in SFAS No. 123 had been applied. In December 2004, the FASB revised SFAS 123 with SFAS 123(R), Share-Based Payment. SFAS 123(R) eliminates the intrinsic value-based method and requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees.

REGAL CINEMEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEAR ENDED DECEMBER 30, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

Certain employees participated in the 2002 Regal Entertainment Group Stock Incentive Plan. As permitted by SFAS No. 123, RCM accounted for the cost of these stock option grants (the “Incentive Plan”) using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Stock Incentive Plan described in Note 7— “Stock Option Plan” been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, RCM’s reported net income would have been recorded in the amounts indicated below:

	Fiscal 2004	13-Weeks Ended March 31, 2005
Net income—as reported	$20.6	$1.7
Add stock-based compensation recognized, net of related tax effects	0.9	0.2
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2.2)	(0.5)

Pro forma net income	$19.3	$1.4

The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. The fair value of each option grant is estimated on the date of grant using (1) the minimum value method for options granted prior to the exchange transaction and (2) the Black-Scholes option pricing model for the exchanged options and all options issued after the exchange transaction.

The weighted-average grant-date fair value of options granted in fiscal 2004 and the thirteen weeks ended March 31, 2005, were estimated using the Black-Scholes option pricing model with the following assumptions:

Fiscal 2004
Risk-free interest rate	4.3%
Expected life (years)	7.5
Expected volatility	39%
Expected dividend yield	4.5%
Weighted average grant date fair value	$5.01

No stock options were granted during the thirteen weeks ended March 31, 2005 under the 2002 Regal Entertainment Group Stock Incentive Plan.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, income taxes and equity based compensation. Actual results could differ from those estimates.

REGAL CINEMEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEAR ENDED DECEMBER 30, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

3. INCOME TAXES

RCM’s taxable income and expenses are included in the consolidated Federal and state (other than in those states requiring unitary tax returns) tax returns of Regal and amounts payable related to income tax expense are settled as part of the net Amounts Due from Parent.

The components of the provision for income taxes are as follows:

	Fiscal 2004	13-Weeks Ended March 31, 2005
Federal:
Current	$10.8	$1.2
Deferred	0.4	(0.2)

	11.2	1.0

State:
Current	2.0	0.1
Deferred	0.1	—

	2.1	0.1

Total income tax provision	$13.3	$1.1

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows:

	Fiscal 2004	13-Weeks Ended March 31, 2005
Provision calculated at federal statutory income tax rate	$11.9	$1.0
State and local income taxes—net of federal benefit	1.3	0.1
Other	0.1	—

Total income tax provision	$13.3	$1.1

4. LEASE OBLIGATIONS

The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for fiscal 2004 and the thirteen weeks ended March 31, 2005 was $1.3 million and $0.7 million, respectively.

Future minimum lease payments under noncancelable operating leases are as follows:

2006 (fourth quarter)	$0.4
2007	1.6
2008	1.6
2009	1.5
2010	1.2
2011	1.3
Thereafter	2.3

Total	$9.9

REGAL CINEMEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEAR ENDED DECEMBER 30, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

In connection with the formation of NCM, all office leases to which RCM was a party were transferred to NCM, and RCM bears no financial responsibility for payments under these leases.

5. EMPLOYEE BENEFIT PLANS

RCM participated in the Regal Entertainment Group 401(k) Profit Sharing Plan (the “plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon elections made by the employee. RCM made discretionary contributions of $0.2 million and $0.1 million during fiscal 2004 and the thirteen weeks ended March 31, 2005, respectively. Subsequent to the formation of NCM, all RCM participants in the Regal 401(k) plan became participants in the NCM 401(k) plan.

6. STOCK OPTION PLAN

Certain employees participated in the 2002 Regal Entertainment Group Stock Incentive Plan while employees of RCM. Stock option grants were made at exercise prices not less than the fair market value as of the date of grant and were exercisable in installments of 20% per year. For the year ended December 30, 2004 and the three months ended March 31, 2005, RCM recorded administrative compensation expense related to these stock options of $1.4 million and $0.3 million, respectively, related to such options.

In connection with the June 2, 2004, extraordinary cash dividends paid by Regal and pursuant to the antidilution adjustment terms of the Incentive Plan, the exercise price and the number of shares of common stock subject to options were adjusted to prevent dilution and restore their economic position to that existing immediately before the extraordinary dividends. Stock option information presented herein has been adjusted to give effect to the extraordinary dividends. There were no accounting consequences for changes made to reduce the exercise prices and increase the number of shares underlying options as a result of the extraordinary cash dividends because (1) the aggregate intrinsic value of the awards immediately after the extraordinary dividends was not greater than the aggregate intrinsic value of the awards immediately before the extraordinary dividends and (2) the ratio of the exercise price per share to the market value per share was not reduced.

The following table summarizes information about stock options outstanding held by RCM employees:

	Options Outstanding	Weighted Average Exercise Shares Price	Weighted Average Grant Date Fair Value	Options Exercisable at Year End
Under option—January 1, 2004	3,260,451	$9.02	$—	269,332

Options granted in 2004 at fair value	116,750	17.83	5.01	—
Options exercised in 2004	(801,189)	7.20	—	—
Options canceled in 2004	(81,563)	15.08	—	—

Under option—December 30, 2004	2,494,449	9.82	—	291,793

Options exercised in 2005	(74,888)	9.50	—	—
Options canceled in 2005	(6,480)	16.69	—	—

Under option—March 31, 2005	2,413,081	$9.81	$—	707,549

REGAL CINEMEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEAR ENDED DECEMBER 30, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

The following table summarizes information about the Plan’s stock options at March 31, 2005, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 31, 2005	Weighted Average Contractual Life	Weighted Average Exercise Price	Number Exercisable at March 31, 2005	Weighted Average Exercise Price
$2.69–$5.38	782,837	7.09	$3.09	393,039	$3.09
$7.80–$11.51	752,095	7.39	11.11	114,856	10.21
$12.24–$17.83	878,149	7.62	14.69	199,654	14.23

	2,413,081	7.38	$9.81	707,549	$7.39

During the first quarter of fiscal 2005, Regal granted restricted stock awards to certain officers and key employees of RCM. Under the restricted stock program, common stock of Regal was granted at no cost to officers and key employees, subject to a continued employment restriction. The restriction is fulfilled upon continued employment for a specified number of years (typically four years after the award date) and as such restrictions lapse, the award immediately vests. The plan participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited during the restricted period. On February 11, 2005, 75,170 shares were granted under the restricted stock program at a share price of $19.90 per share. Unearned compensation of approximately $1.5 million (equivalent to the market value at the date of grant) will be amortized to expense over the restriction period.

In connection with the formation of National CineMedia, on May 11, 2005, Regal Cinemas, Inc. (“RCI”, a wholly-owned subsidiary of Regal) adopted and approved the RCI Severance Plan for Equity Compensation (the “Severance Plan”). Participation in the Severance Plan is limited to employees of RCM, who held unvested options to purchase shares of Regal’s common stock or unvested shares of Regal’s restricted common stock pursuant to the terms of the Incentive Plan immediately prior to such employee’s termination of employment with RCM and commencement of employment with National CineMedia. Each employee’s termination of employment with RCM was effective as of the close of business on May 24, 2005, and commencement of employment with National CineMedia was effective as of the next business day on May 25, 2005. (Between April 1, 2005 and May 24, 2005, NCM was billed for the costs of these employees’ compensation and related benefits.) Under the terms of and subject to the conditions of the Severance Plan, each eligible employee who participates in the Severance Plan (a “Participant”) is, at the times set forth in the Severance Plan, entitled to a cash payment equal to (1) with respect to each unvested stock option held on May 24, 2005, the difference between the exercise price of such unvested option and $20.19 (the fair market value of a share of Regal’s common stock on May 24, 2005, as calculated pursuant to the terms of the Severance Plan) and (2) with respect to each unvested share of restricted stock, $20.19 (the fair market value of a share of Regal’s common stock on May 24, 2005, as calculated pursuant to the terms of the Severance Plan). In addition, the Severance Plan provides that each Participant who held unvested shares of restricted stock on May 24, 2005, will be entitled to receive payments in lieu of dividend distributions in an amount equal to the per share value of dividends paid on Regal’s common stock times the number of shares of such restricted stock. Each such Participant will receive these payments in lieu of dividend distributions until the date that each such Participant’s restricted stock would have vested in accordance with the Incentive Plan. Solely for purposes of the calculation of such payments with respect to restricted stock, in the event of any stock dividend, stock split or other change in the corporate structure affecting Regal’s common stock, there shall be an equitable proportionate adjustment to the number of shares of restricted stock held by each Participant immediately prior to his or her termination of employment with RCM.

REGAL CINEMEDIA CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

FOR THE YEAR ENDED DECEMBER 30, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005

(In millions)

Each Participant’s cash payment will vest according to the year and date on which such unvested options and restricted stock held by such Participant would have vested pursuant to the terms of the Incentive Plan and the related award agreement had employment with RCM not ceased. The Severance Plan is a change in terms of the Regal options and restricted stock, resulting in a new measurement date for these equity compensation arrangements. The total cost of the Severance Plan, including payments in lieu of dividend distributions on restricted stock, is estimated to be in the range of approximately $15.0 million to $16.0 million. As the Severance Plan provides for payments over future periods that are contingent upon continued employment with NCM, the cost of the Severance Plan will be recorded as an expense over the remaining required service periods. As expenses recognized, Regal, which is funding payments under the Severance Plan, is credited with a capital contribution.

7. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on the Company’s financial position or results of operations

* * * * * *

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of

National Cinema Network, Inc.

Kansas City, Missouri

We have audited the accompanying statements of operations, stockholder’s equity, and cash flows of National Cinema Network, Inc. (a wholly owned subsidiary of AMC Entertainment Inc.) for the period December 24, 2004 through March 31, 2005 (Successor Company operations), and for the period April 2, 2004 through December 23, 2004 (Predecessor Company operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects the results of National Cinema Network, Inc.’s operations and its cash flows for the period December 24, 2004 through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the Predecessor Company financial statements, referred to above, present fairly, in all material respects, the results of its operations and its cash flows for the period April 2, 2004 through December 23, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

December 20, 2006

NATIONAL CINEMA NETWORK, INC.

STATEMENTS OF OPERATIONS

(in millions)

	April 2, 2004 through December 23, 2004 (Predecessor)	December 24, 2004 through March 31, 2005 (Successor)
REVENUE	$56.5	$15.5

EXPENSES:
Circuit costs—Related Party	18.6	5.5
Advertising operating costs	11.3	3.5
Network costs	2.3	1.1
Selling and marketing expense	10.0	3.2
General and administrative	6.1	1.9
Office closure expense	0.3	—
Restructuring charge	—	0.8
Depreciation and amortization	0.9	1.0
Loss (gain) on disposition of assets	(0.3)	—

Total	49.2	17.0

EARNING (LOSS) BEFORE INCOME TAXES	7.3	(1.5)
INCOME TAX EXPENSE (BENEFIT)	3.0	(0.6)

NET INCOME (LOSS)	$4.3	$(0.9)

See accompanying notes to financial statements.

NATIONAL CINEMA NETWORK, INC.

STATEMENTS OF STOCKHOLDER’S EQUITY

(In millions except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity
	Shares	Amount
Predecessor From April 2, 2004 Through December 23, 2004
BALANCE—April 2, 2004	1,000	$—	$1.0	$—	$0.2	$1.2
Comprehensive loss—net income	—	—	—	—	4.3	4.3

BALANCE—Prior to merger transaction	1,000	—	1.0	—	4.5	5.5
Elimination of Predecessor Company stockholder’s equity	(1,000)	—	(1.0)	—	(4.5)	(5.5)

BALANCE—December 23, 2004	—	$—	$—	$—	$—	$—

Successor From Inception on December 24, 2004 Through March 31, 2005
BALANCE—December 24, 2004	—	$—	$—	$—	$—	$—
Comprehensive loss—net loss	—	—	—	—	(0.9)	(0.9)
Capital contribution	—	—	—	—	—
AMC Entertainment Inc.	1,000	—	1.0	—	—	1.0

BALANCE—March 31, 2005	1,000	$—	$1.0	$—	$(0.9)	$0.1

See accompanying notes to financial statements.

NATIONAL CINEMA NETWORK, INC.

STATEMENTS OF CASH FLOWS

(in millions)

	April 2, 2004 through December 23, 2004 (Predecessor)	December 24, 2004 through March 31, 2005 (Successor)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4.3	$(0.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	—	—
Deferred income taxes	(0.7)	(0.3)
Depreciation and amortization	0.9	1.0
Loss (gain) on disposition of assets	(0.3)	—
Changes in assets and liabilities:
Receivables	(11.9)	6.1
Other assets	0.7	0.5
Accounts payable	—	(0.1)
Accrued expenses and other liabilities	4.9	(3.8)

Net cash provided by (used in) operating activities	(2.1)	2.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—
Proceeds from disposition of long-term assets	0.4	0.1

Net cash provided by investing activities	0.4	0.1

CASH FLOWS FROM FINANCING ACTIVITIES—Increase (decrease) in Due from Parent	1.7	(2.6)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	—	—
CASH AND EQUIVALENTS—Beginning of year	—	—

CASH AND EQUIVALENTS—End of year	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid for income taxes	$0.2	$0.2

See accompanying notes to financial statements.

NATIONAL CINEMA NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS

PERIODS ENDED MARCH 31, 2005 AND DECEMBER 23, 2004

1. THE COMPANY AND BASIS OF PRESENTATION:

National Cinema Network, Inc. (“NCN” or the “Company”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMC”), is principally involved in “in-theatre advertising.” NCN provides both a slide program and a “Pre-Show Countdown” program. The slide program is comprised of “On-Screen Entertainment” (such as trivia questions and facts) and commercial advertising. This program runs before feature films. The “Pre-Show Countdown” program is on-screen advertising intended to run during the seating period immediately prior to the advertised show time. The Company also provides: in-theatre audio which is played in the theatre complex; internet advertising; and other promotional in-theatre products. Programs run in theatres throughout the United States.

Effective April 1, 2005, AMC and Regal Entertainment Group (“REG”) combined their respective cinema screen advertising businesses into a new joint venture (the “Joint Venture”) company called National CineMedia, LLC (“NCM”). The new company engages in the marketing and sale of cinema advertising and promotions products; business communications and training services; and the distribution of digital alternative content. AMC contributed fixed assets and exhibitor agreements of NCN to NCM. In consideration of the NCN contributions described above, NCM, issued a 37% interest in its Class A units to NCN. Subsequent to March 31, 2005, NCM received a $7.3 million cash contribution from Cinemark Media Inc. for an ownership interest in NCM, reducing NCN’s ownership interest in the Joint Venture to 29%.

The financial statements include the accounts of the NCN business contributed to NCM, and exclude the accounts of its subsidiary, National Cinema Network of Canada, Inc., and other minor business activities not contributed to NCM.

AMC completed a merger on December 23, 2004, in which Marquee Holdings Inc. (“Holdings”) acquired AMC (the “Predecessor”). Upon the consummation of the merger between Marquee and AMC on December 23, 2004, Marquee merged with and into AMC, with AMC as the surviving reporting entity (the “Successor”). The merger was treated as a purchase with Marquee being the “accounting acquirer” in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations. As a result, the Successor applied the purchase method of accounting to the separable assets, including goodwill, and liabilities of the accounting acquiree, AMC and its subsidiaries, including NCN, as of December 23, 2004. The financial statements presented herein reflect the Successor’s application of purchase accounting for the period from December 24, 2004 through March 31, 2005.

Fiscal Year—The Company has a 52/53 week fiscal year ending on the Thursday closest to the last day of March. The 2005 fiscal year reflects a 52 week period, with fiscal 2005 being separated into NCN as subsidiary of Successor for the 14 weeks from December 24, 2004 through March 31, 2005, and NCN as subsidiary of Predecessor for the 38 weeks from April 2, 2004 through December 23, 2004.

2. SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition and Circuit Agreements—The Company recognizes revenue related to on-screen advertising over the period the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. NCN operates its advertising program through agreements with AMC and with other theatre circuits. These circuit agreements stipulate the amount of circuit payments a theatre will receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company’s circuit agreements have terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company recognizes the minimum exhibitor share payments as an expense on a straight-line basis over the terms of the agreements and any excess minimum exhibitor share payments are recognized when earned.

Office Closure Expense and Restructuring Charges—Office closure expense is primarily related to payments made or expected to be made to landlords to terminate a lease for office space that has been vacated. Offices are closed due to initiatives to reduce overhead costs by integrating the Company’s administrative functions into AMC’s home office location. Office closure expense is recognized at the time the office is vacated. Expected payments to landlords are accrued in full based on actual lease terms at discounted contractual amounts. Accretion expense for exit activities are included as a component of the office closure expense.

NATIONAL CINEMA NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

PERIODS ENDED MARCH 31, 2005 AND DECEMBER 23, 2004

The Company recognizes restructuring charges based on the nature of the costs incurred. Costs resulting from one-time termination benefits where employees are not required to render future services are recognized as a liability when management commits to a plan of termination which identifies the number of employees to be terminated, their job classifications, locations, expected termination dates, date when the plan is to be communicated to the employees, and establishes the detailed terms of the benefits to be received by employees.

If employees are required to render service until they are terminated in order to receive the termination benefits, the benefits are measured at the fair value of the costs and related liabilities at the communication date and are recognized ratably over the future service period from the communication date.

In March 2005, the Company recorded $0.8 million as a restructuring charge related to one-time termination benefits in connection with the announcement of the Joint Venture.

Income Taxes—The Company joins with AMC in filing a consolidated U.S. Corporation Income Tax return and, in certain states, consolidated state income tax returns. With respect to the consolidated federal and state income tax returns, the Company accrues income taxes to AMC as if the Company filed separate federal and state income tax returns. Accordingly, the Company’s provision for income taxes is computed as if it filed separate income tax returns. Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. The statement requires that deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Capitalization of Internal Software Costs—In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes internally developed software costs. The costs are amortized on a straight-line basis over two years. Amortization for internal software costs was $- and $0.1 million for the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively.

Advertising—The Company expenses advertising costs as incurred. Advertising expense was $0.2 million and $0.5 million for the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively, which is included in selling and marketing and in general and administrative expenses.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates used in the financial statements include estimates related to allowance for doubtful accounts, deferred revenue, income taxes and the valuation of long-lived assets including goodwill.

3. INTANGIBLE ASSETS AND GOODWILL

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to five years.

Expected annual amortization expense related to acquired intangible assets is as follows (in millions):

For fiscal years:
2006	$2.7
2007	4.0
2008	2.2
2009	0.5
2010 and thereafter	0.3

Total expected amortization expense	$9.7

Amortization expense related to acquired intangible assets was $0.5 million for the period from December 24, 2004 (acquisition date) to March 31, 2005.

NATIONAL CINEMA NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

PERIODS ENDED MARCH 31, 2005 AND DECEMBER 23, 2004

4. RELATED PARTY TRANSACTIONS:

The Company’s revenue is generated from approximately 5,000 theatre screens of which 63% are AMC screens. The total amount of slide and digital revenue earned from AMC screens for the Successor period ended March 31, 2005 was $5.2 million or 34% of the Company’s revenue. The total amount of Pre-Show revenue earned from AMC screens during the Successor period was $4.9 million or 32% of the Company’s revenue. The total amount of other in-theatre revenue earned from AMC screens for the Successor period was $2.3 million or 15% of the Company’s revenue. The AMC portion of circuit costs incurred by the Company for the Successor period was $5.5 million.

The total amount of slide and digital revenue earned from AMC screens during the Predecessor period ended December 23, 2004, was $16.4 million or 29% of the Company’s revenue. The total amount of Pre-Show revenue earned from AMC screens during the period was $20.4 million or 36% of the Company’s revenue. The total amount of other in-theatre revenue earned from AMC screens for the period was $4.8 million or 9% of the Company’s revenue. The AMC portion of circuit costs for the period was $18.6 million.

5. INCOME TAXES:

Income taxes reflected in the Statement of Operations are as follows (in millions):

	April 2, 2004 through December 23, 2004 (Predecessor)	December 24, 2004 through March 31, 2005 (Successor)
Current:
Federal	$3.2	$(0.2)
State	0.5	(0.1)

Total current	3.7	(0.3)

Deferred:
Federal	(0.6)	(0.3)
State	(0.1)	—

Total deferred	(0.7)	(0.3)

Total expense (benefit)	$3.0	$(0.6)

The difference between the effective rate and the U.S. federal income tax statutory rate of 35% is accounted for as follows (in millions):

	April 2, 2004 through December 23, 2004 (Predecessor)	December 24, 2004 through March 31, 2005 (Successor)
Tax on earnings (loss) before (benefit) provision for income tax at statutory rates	$2.6	$(0.5)
Add (subtract) tax effect of:
State income taxes—net of federal tax benefit	0.4	(0.1)

Income tax (benefit) provision	$3.0	$(0.6)

6. COMMITMENTS:

The majority of the Company’s sales and administrative operations were conducted in premises occupied under lease agreements with base terms ranging generally from one to four years, with certain leases containing options to extend the leases for an additional one to three years. The leases provide for fixed rentals. The Company also leases certain equipment under leases expiring at various dates. The majority of the leases provide that the Company will pay all, or substantially all, the taxes, maintenance, insurance, and certain other operating expenses. None of the Company’s operating leases were assumed by NCM and remained the obligations of AMC after March 31, 2005.

NATIONAL CINEMA NETWORK, INC.

NOTES TO FINANCIAL STATEMENTS – (Continued)

PERIODS ENDED MARCH 31, 2005 AND DECEMBER 23, 2004

Rent expense totaled $- and $0.6 million for the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively.

Employee Benefit Plans—Employees of NCN are included in the benefit plans offered to AMC employees. All of the obligations related to NCN employees remained with AMC subsequent to the formation of NCM. Descriptions of these plans are as follows:

Defined Benefit Plan—AMC sponsors a noncontributory defined benefit pension plan covering, after a minimum of one year of employment, all employees age 21 or older, who have completed 1,000 hours of service in their first twelve months of employment or in a calendar year and who are not covered by a collective bargaining agreement. Expenses of the defined benefit pension plan allocated to NCN from AMC totaled $0.1 million and $0.2 million during the Successor period ended March 31, 2005 and Predecessor period ended December 23, 2004, respectively.

401(k) Plan—AMC sponsors a voluntary 401(k) savings plan covering eligible employees after one year of service and age 21. The Company matches 100% of each eligible employee’s elective contributions up to 3% of the employee’s compensation and 50% of each eligible employee’s elective contributions on the next 2% of the employees pay. The Company’s expense under the 401(k) savings plan was $0.1 million and $0.2 million for the Successor period ended March 31, 2005 and the Predecessor period ended December 23, 2004, respectively.

Other Retirement Benefits—AMC currently offers eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Substantially all employees may become eligible for these benefits provided that the employee must be at least 55 years of age and have 15 years of credited service at retirement. The health plan is contributory, with retiree contributions adjusted annually; the life insurance plan is noncontributory.

Commitments—The Company operates its advertising program through agreements with theatre circuits. These exhibitor agreements stipulate the amount of exhibitor payments a theatre will receive for running on-screen slides, on-film programs and other related in-theatre products and services. An exhibitor agreement generally has a term of two to five years, with an annual cancellation provision included in select agreements. Certain circuits have agreements requiring an annual minimum exhibitor share payment. The Company’s total exhibitor share commitment as of the Successor period ended March 31, 2005, totals $3.0 million. As a result of the Joint Venture, NCN’s exhibitor share commitment is expected to be paid by March 2007. In certain circuit agreements, the Company has the right to subcontract theatres to other in-theatre advertising affiliates. Exhibitor share payments due to the exhibitor from subcontracted affiliate sales shall be credited against the annual minimum exhibit share payment in selected agreements

* * * * * *

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

The following discussion should be read in conjunction with our historical financial statements and the related notes included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this document.

You should read this unaudited pro forma condensed consolidated financial information together with the other information contained in this document, including “Business-Corporate History,” “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Executive Compensation” and our audited historical financial statements and the notes thereto included elsewhere in this document.

Unaudited Pro Forma Financial Information

National CineMedia, LLC “NCM LLC” was formed on March 29, 2005, by National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and Regal CineMedia corporation (“RCM”), a wholly owned subsidiary of Regal Entertainment Group (“Regal”) as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. The contribution of the net assets by AMC and Regal was accounted for at historical costs. Under GAAP, RCM and NCN are considered to be the joint predecessors of NCM LLC. NCM LLC commenced operations on April 1, 2005. On July 15, 2005, Cinemark USA, Inc. (“Cinemark”), through a wholly-owned subsidiary, joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006 (subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006). As a result, revenue from the sale of advertising for Cinemark’s screens are only reflected in NCM LLC’s historical statements of operations subsequent to January 1, 2006. On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screens will become part of our national advertising network on an exclusive basis beginning on June 1, 2008, following the expiration of Loews’ pre-existing contract with another cinema advertising provider. The Loews theatres will be subject to the following: (i) during the period beginning on June 1, 2008 through November 30, 2008, the run-out of on-screen advertising and entertainment content and (ii) during the period beginning on December 1, 2008 through February 28, 2009, the right of the prior advertising provider to up to one minute of advertising inventory during the pre-feature show, in each case, for pre-existing contractual obligations that exist on May 31, 2008. In accordance with a Loews screen integration agreement between us and AMC, AMC will pay us an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis. Effective as of January 5, 2007, NCM LLC re-allocated the common membership units in NCM LLC among the founding members to reflect the payments to be made by AMC pursuant to the terms of the Loews screen integration agreement. The number of common membership units allocated to AMC was calculated by multiplying the total number of NCM LLC common membership units outstanding by a ratio of theatre screens and patrons at Loews theatres compared to the total number of theatre screens and patrons at all founding member theatres. These Loews payments will be made on a quarterly basis in arrears until May 31, 2008, and, for accounting purposes, will be recorded in members’ equity and will not be reflected in NCM LLC’s statements of operations.

The following (i) unaudited pro forma condensed consolidated statements of operations for the year ended December 28, 2006, and (ii) the unaudited pro forma condensed consolidated balance sheet at December 28, 2006, present the consolidated results of operations and financial position of National CineMedia, Inc. (“NCM Inc.”) assuming the transactions discussed below had been completed and the material changes to contractual arrangements discussed below, which occurred in connection with the completion of the offering and related transactions described elsewhere in this document, had become effective as of December 30, 2005, with respect to the pro forma statements of operations and as of December 28, 2006, with respect to the pro forma balance sheet. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on the historical financial information of NCM Inc. The adjustments do not include the impact of additional administrative costs of a public company which we expect to incur subsequent to the completion of the offering, such as regulatory filing and compliance costs, salaries and benefits costs for addition staffing, additional insurance costs and costs of investor relations which we estimate will increase by approximately $2.5 million to $3.0 million per year. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma condensed consolidated statements of operations and the unaudited pro forma condensed consolidated balance sheet and principally include the matters set forth below.

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

The contractual adjustments include adjustments to reflect:

•

the terms of the exhibitor services agreements entered into in connection with the completion of the offering (as further described in “Certain Relationships and Related Party Transactions—Transactions with Founding Members—Exhibitor Services Agreements”), which are included herein due to the significant business and financial differences from the previous contractual arrangements with our founding members and which will have ongoing material significance to our results of operations, as compared to our historical results of operations, in that they (i) assign legacy contracts to NCM LLC, (ii) make additional inventory of lobby promotions, CineMeetings and digital programming events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC to sell such inventory at stated rates to the founding members in order for them to fulfill their on-screen advertising commitments with their beverage concessionaires and (iv) change the circuit share expense to the theatre access fee, resulting in lower payments to our founding members;

•	adjustments to income tax provisions to account for NCM LLC’s status as a limited liability company; and

•	the elimination of non-recurring restructuring charges at NCN relating to the formation of NCM LLC.

Legacy contracts are those advertising contracts entered into by RCM and NCN prior to the formation of NCM LLC that were retained by RCM and NCN and managed by NCM for a fee.

The transaction adjustments result from:

•

the completion of the non-cash recapitalization of NCM LLC pursuant to which (i) NCM LLC split the number of outstanding common membership units so that a common membership unit was acquired with the proceeds from the initial offering of one share of our common stock after underwriting discounts and commissions and offering expenses and (ii) founding members of NCM LLC received one common membership unit and one preferred membership unit in exchange for each outstanding common membership unit;

•

the completion of the offering and the use of proceeds therefrom as set forth in this document, including our acquisition of 44.8% of the common membership units of NCM LLC, which will be accounted for by our expected consolidation of NCM LLC, as discussed in Note 8 to the pro forma condensed consolidated balance sheet; and

•

the completion of the financing transaction, pursuant to which all the preferred membership units of NCM LLC were redeemed from the proceeds of the term loan portion of a new senior secured credit facility.

NCM LLC redeemed all the preferred membership units in NCM LLC at an aggregate price of $769.5 million. Upon payment of such amount, each preferred unit was cancelled and the founding members ceased to have any rights with respect to the preferred units.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the periods presented. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions, as discussed more fully in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be impacted by related party transactions. Historical and pro forma results of operations and financial condition are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma condensed consolidated financial information should not be relied upon as being indicative of NCM Inc. or NCM LLC’s results of operations or financial condition had the contractual adjustments and the transaction adjustments been completed on December 30, 2005, with respect to the pro forma statements of operations and as of December 28, 2006, with respect to the pro forma balance sheet. The pro forma condensed consolidated financial information also does not project the results of operations or financial position for any future period or date.

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Year Ended December 28, 2006

	NCM LLC Year Ended December 28, 2006 Historical	Contractual Adjustments		NCM LLC Pro Forma	Transaction Adjustments		NCM Inc.* Pro Forma As Adjusted
	($ in millions, except per share data)
Revenue:
Advertising	$188.2	$16.8	[1]	$250.0	$—		$250.0
		45.0	[2]
Administrative Fees—Members	5.4	(5.4)[1]		—	—		—
Meetings and Events	25.4	—		25.4	—		25.4
Other	0.3	—		0.3	—		0.3

TOTAL REVENUE	$219.3	$56.4		$275.7	$0.0		$275.7

Expenses:
Advertising Operating Costs	$9.2	$—		$9.2	$—		$9.2
Meetings / Events Operating Costs	11.1	—		11.1	—		11.1
Network Costs	14.7	—		14.7	—		14.7
Circuit Share / Theatre Access Fee—Members	130.1	11.4	[1]	49.1	—		49.1
		(92.4)[3]
Selling and Marketing	38.2	—		38.2	—		38.2
Administrative	16.4	—		16.4	0.6	[7]	17.0
Severance Plan Costs	4.2	—		4.2	—		4.2
Depreciation and Amortization	4.8	—		4.8	—		4.8
Other	0.6	—		0.6			0.6

TOTAL EXPENSES	$229.3	$(81.0)		$148.3	$0.6		$148.9

Operating Income (Loss)	$(10.0)	$137.4		$127.4	$(0.6)		$126.8
Interest Expense	0.5	—		0.5	64.5	[4]	65.0

Income / (Loss) Before Income Taxes	$(10.5)	$137.4		$126.9	$(65.1)		$61.8
Income Taxes	—	—		—	24.7	[6]	24.7
Minority Interest, Net of Income Tax	—	—		—	20.5	[5]	20.5

NET INCOME (LOSS)	$(10.5)	$137.4		$126.9	$(110.3)		$16.6

EARNINGS PER SHARE:
Basic							$0.39	[8]
Diluted							$0.40	[8]
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic							42,000,000
Diluted							93,876,553

*	As a newly formed entity, NCM Inc. had no results of operations until subsequent to the completion of the offering.

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

Notes to the Unaudited Pro Forma Condensed Consolidated Statements of Operations:

1.	Represents the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the exhibitor services agreements entered into in connection with the completion of the offering, based on the actual revenue generated from those legacy contracts ($16.8 million for the year ended December 28, 2006), the reversal of the related legacy contract administrative fees historically recorded by NCM LLC ($5.4 million for the year ended December 28, 2006), and the increase in circuit share expense resulting from the increased advertising revenue, computed at 68% for 2006 as a percentage of legacy contract revenue ($16.8 million for the year ended December 28, 2006). Legacy advertising contracts are those contracts signed by RCM and NCN prior to the formation of NCM LLC. The pro forma impact of the exhibitor services agreements on circuit share expense is included in the pro forma adjustment described in Note 3 below.

2.	Represents the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the exhibitor services agreements entered into in connection with the completion of the offering, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Inventory used to fulfill advertising commitments under the founding members’ beverage concessionaire agreements had been retained by the founding members under our prior contractual arrangements with our founding members, but is available to NCM LLC under the exhibitor services agreements. This inventory will be sold to the founding members at a 30 second CPM equivalent, as set forth in the exhibitor services agreements, for the 90 seconds used, and the pro forma adjustment is computed by multiplying the historical founding member attendance by such CPM equivalent.

3.	Represents the change in circuit share payments pursuant to the exhibitor services agreements entered into in connection with the completion of the offering. Under the terms of our prior contracts with our founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the modified exhibitor services agreements, the theatre access fee payments are initially based on $0.07 per attendee and $800 per year per digital screen. The pro forma adjustment was computed on the basis of the pro forma levels of founding member attendance (514.1 million for the year ended December 28, 2006) and average numbers of founding member digital screens (10,635 for the year ended December 28, 2006).

4.	Represents interest expense, including amortization of $15.3 million of deferred financing fees, over the term of the loan related to the incurrence of an assumed $735.0 million of indebtedness under a new senior secured credit facility. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. The interest rate applicable to the term loan is LIBOR plus 175 basis points and the fixed rate on the hedge agreement is 6.734%. If applicable interest rate margins were to increase by 0.125%, our annual interest cost would increase by $0.9 million net of the impact of the hedge agreement. In addition, this adjustment includes interest expense related to the accretion of the discount on the liability to our founders under the tax receivable agreement—see footnote 9 to the Unaudited Pro Forma Condensed Consolidated Balance Sheet.

5.	Represents adjustments to reflect minority interest expense, net of income tax expense/(benefit) at an assumed rate of 40.0%, resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering.

6.	Represents adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM Inc. The assumed tax rate is 40.0%.

7.	Represents incremental pro forma costs related to the replacement of options to acquire common membership units of NCM LLC with options to acquire shares of common stock of NCM Inc. and the issuance of additional option shares and restricted stock. The additional equity based awards and, to a minor degree, the replacement options (which are accounted for as a modification under SFAS No. 123, “Share Based Payment”) will result in incremental compensation charges as compared to historic amounts. The restricted stock compensation is based on the estimated fair value of the options, computed using the Black-Scholes option pricing model. All equity awards are subject to vesting provisions, and compensation expense is recognized over the vesting period. We also granted options to acquire 218,000 shares of our common stock to our employees and 5,718 shares of restricted stock to our non-employee directors in connection with the completion of the offering. For these additional NCM Inc. options and restricted stock, NCM Inc. anticipates recording an additional $0.3 million of compensation expense per year over the vesting period which expense is not reflected in this pro forma financial information.

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

8.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the offering are outstanding over the entire period. Diluted earnings per share is calculated assuming that (a) the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method), and (b) our founding members redeem all of their current NCM LLC common membership units in exchange for an aggregate of 51,850,951 shares of common stock.

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

Unaudited Pro Forma Condensed Consolidated Balance Sheet

As of December 28, 2006

		NCM LLC			Transaction Adjustments
	NCM Inc.	Historical As of December 28, 2006	Historical Adjustments	Pro Forma	Debt and Equity		Use of Proceeds	Elimination	NCM Inc. Pro Forma As Adjusted
		($ in millions)
Cash and Cash Equivalents	$—	$6.7	$—	$6.7	$824.6	[2]	$(824.6)[5]	$—	$6.7
							824.6 [5]
					719.7	[3]	(686.3)[6]
							(858.0)[7]
Receivables, Net	—	63.9	—	63.9	—		—	—	63.9
Other Current Assets	—	1.6	—	1.6	—		—	—	1.6

Total Current Assets	—	72.2	—	72.2	1,544.3		(1,544.3)	—	72.2
Property and Equipment, Net	—	12.6	—	12.6	—		—	—	12.6
Investment in NCM LLC	—	—	—	—			824.6 [5]	(824.6)[8]	—
Other Assets	—	5.2	—	5.2	15.3	[3]	(4.5)[2]	—	16.0
Deferred Tax Assets, Net	—	—	—	—			232.7 [9]	—	232.7

TOTAL ASSETS	$—	$90.0	$—	$90.0	$1,559.6		(491.5)	(824.6)	$333.5

Accounts Payable	$—	$5.4	$—	$5.4	$—		—	—	$5.4
Amounts Due to Members	—	53.9	—	53.9	—		—	—	53.9
Accrued Expenses	—	11.9	—	11.9	—		—	—	11.9
Deferred Revenue	—	3.4	—	3.4	—		—	—	3.4

Total Current Liabilities	—	74.6	—	74.6	—		—	—	74.6
Long-term Borrowings	—	10.0	—	10.0	735.0	[3]	(10.0)[7]	—	735.0
Other Liabilities	—	1.9	—	1.9	(1.9)[4]		—	—	—
Tax Payable to Members	—	—	—	—			125.5 [9]	—	125.5

Total Liabilities	—	86.5	—	86.5	733.1		115.5	—	935.1

Stockholder’s Equity / (Deficit)
Members’ Capital—Common Units		3.5	—	3.5	(10.5)[1]		(686.3)[6]	706.2 [8]	—
							824.6 [5]
							(837.5)[7]
Members’ Capital—Preferred Units		—	—	—	10.5	[1]	(10.5)[7]	—	—
Common Stock	—	—	—	—	0.4	[2]	—	—	0.4
Distributions in excess of Paid-in Capital	—	—	—	—	824.2	[2]	107.2 [9]	(1,530.8)[8]	(602.0)
					1.9	[4]	(4.5)[2]	—

Members’ / Stockholder’s Equity / (Deficit)	—	3.5	—	3.5	826.5		(607.0)	(824.6)	(601.6)

TOTAL LIABILITIES AND DEFICIT	$—	$90.0	$—	$90.0	$1,559.6		$(491.5)	$(824.6)	$333.5

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

Notes to the Unaudited Pro Forma Condensed Consolidated Balance Sheet:

1.	Represents the adjustments to reflect the recapitalization of NCM LLC pursuant to which (i) NCM LLC split the number of outstanding common membership units so that a common membership unit was acquired with the proceeds from the initial offering of one share of our common stock after underwriting discounts and commissions and offering expenses and (ii) existing members of NCM LLC received one common membership unit and one preferred membership unit in exchange for each outstanding common membership unit.

2.	Represents the adjustments to reflect the net proceeds of the offering. The offering resulted in (i) an increase in stockholder’s equity of $824.6 million from the issuance of common stock at the public offering price of $21.00, after deducting estimated underwriting discounts and commissions and estimated offering expenses of $8.8 million, $4.5 million of which had been incurred through December 28, 2006.

3.	Reflects the adjustments related to the new senior secured credit facility under which NCM LLC incurred indebtedness ($725.0 million on the new term loan facility and $10.0 million on the revolving credit facility, a total of $735.0 million), after deducting deferred financing fees of $15.3 million.

4.	Represents the reclassification of the liability under NCM LLC’s unit option plan to distributions in excess of paid-in capital for the replacement of the outstanding unit options with NCM Inc. stock options, which options are expected to qualify for equity accounting. The unit option plan contained provisions that, under certain circumstances, required NCM LLC to redeem the intrinsic value of the options for cash. The substituted options for the common stock of NCM Inc. do not include terms that would allow the holders to redeem their options for cash.

5.	Represents an investment of $824.6 million to acquire a 44.8% interest in NCM LLC, $746.1 million of which was paid to NCM LLC and $78.5 million of proceeds was used to purchase common membership units held by our founding members on a pro rata basis.

6.	Represents the payment of $686.3 million from NCM LLC to the founding members (from the proceeds NCM LLC receives from NCM Inc.) in connection with the modification of the exhibitor services agreements, which is accounted for as a special distribution because the acquisition of intangibles (such as contractual rights) from the founding members must be recorded as a distribution to the extent the payment exceeds the founding members’ historical cost of intangibles.

7.	With the proceeds from the senior secured credit facility, NCM LLC repaid $10.0 million outstanding as of December 28, 2006, under its existing credit facility and redeemed all of the preferred membership units of the founding members in NCM LLC for an aggregate price of $769.5 million. In addition, $78.5 million of net proceeds from the offering were used by us to purchase common membership units held by our founding members on a pro rata basis.

8.	Reflects the adjustments related to the expected consolidation of NCM LLC by NCM Inc., including the classification of the minority interest of NCM LLC as a portion of NCM Inc.’s distributions in excess of paid-in-capital. NCM LLC will have negative members’ equity because (i) the redemption of all of the preferred membership units wasfor an amount in excess of total book value of members’ equity prior to the redemption and (ii) the payment of the net proceeds from the sale of membership units by NCM LLC to the founding members in connection with the modification of the exhibitor services agreements, was treated as a distribution. NCM Inc., as managing member of NCM LLC, expects to consolidate NCM LLC under the provisions of EITF Consensus 04-5. EITF Consensus 04-5 provides that a managing member is presumed to control, and therefore should consolidate, a limited liability company that is not a variable interest entity under FASB Interpretation No. 46(R). The presumption of control can be overcome if the other members can cause the liquidation of the limited liability company, remove the managing member without cause, or if the other members have substantive participating rights in decisions affecting the entity’s ordinary course of business. The non-managing members will not have the ability to cause liquidation or to remove NCM Inc. as manager without cause. We have assessed the various matters that would require a supermajority vote of the board of NCM Inc. and have concluded that these rights are “protective rights” under EITF Consensus 04-5, given that they address matters that are not expected to be addressed in directing and carrying out NCM LLC’s current business activities. Should a circumstance arise in the future under which the founding members become entitled to approve specific actions of NCM LLC as described under “Directors and Executive Officers of the Registrant—Corporate Governance Matters”, NCM Inc. would no longer consolidate NCM LLC and instead would apply the equity method of accounting for its interest in NCM LLC.

9.

As a result of the distributions made to the founding members in connection with the redemption of all of the preferred units, the sale of common membership units to NCM Inc. by the founding members and the payments made to the founding members in connection with the modification of the exhibitor services agreements, assets that are amortizable for federal income tax purposes, but not recognized under GAAP, were created. NCM Inc. and the founding members entered into a tax receivable agreement under which NCM Inc. will effectively make cash payments to the founding members in amounts equal to 90% of NCM Inc.’s actual tax benefit realized as a result of this amortization. NCM Inc. will record a

NATIONAL CINEMEDIA, INC.

UNAUDITED PRO FORMA FINANCIAL INFORMATION

FOR THE YEAR ENDED DECEMBER 28, 2006

deferred tax asset equal to the future tax benefits of the tax amortization, estimated at $304.2 million and a credit to a long-term payable of $273.8 million, which has been reflected at its present value of $125.5 million. The discount on the liability is a temporary difference that results in a deferred tax liability of $71.4 million. The net of these amounts results in a credit to distributions in excess of paid-in capital estimated at $107.2 million.

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

10.1	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc. (2)

10.2	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (2)

10.3	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (2)

10.4	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (2)

10.5	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc. (2)

10.6	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (2)

10.7	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc. (2)

10.8	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.) (2)

10.9	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc. , Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC. (2)

10.10	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC. (2)

10.11	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc. (2)

10.12	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC. (2)

10.13	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note). (2)

10.14	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. (2)+

10.15	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. (2)+

10.16	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. (2)+

10.17	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. (2)+

10.18	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. (2)+

10.19	National CineMedia, Inc. 2007 Equity Incentive Plan. (1)+

10.20	Form of Option Substitution Award. (1)+

10.21	Form of Restricted Stock Substitution Award. (1)+

10.22	Form of Stock Option Agreement. (1)+

10.23	Form of Restricted Stock Agreement. (1)+

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

II-1

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer Pursuant to 18 U. S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
+	Management contract.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on February 16, 2007.

II-2