Form 10-Q
period 2007-06-28
National CineMedia, Inc.
filed 2007-08-10
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 8, 2007, 42,000,000 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

	June 28, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12.1	$6.7
Receivables, net	70.7	63.9
Deferred tax assets	1.9	—
Prepaid expenses and other current assets	1.6	1.6

Total current assets	86.3	72.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $14.9 million in 2007 and $12.7 million in 2006	14.3	12.6
OTHER ASSETS:
Debt issuance costs, net	14.0	0.2
Deferred tax assets	306.5	—
Interest rate swap agreements and other	19.6	5.0
Investment in non-consolidated affiliate	5.0	—

Total other assets	345.1	5.2

TOTAL	$445.7	$90.0

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$3.0	$5.4
Amounts due to founding members	14.3	53.9
Accrued payroll and related expenses	7.3	6.4
Accrued expenses	7.5	5.5
Income taxes payable	8.4	—
Deferred tax liability	0.2	—
Deferred revenue	5.4	3.4

Total current liabilities	46.1	74.6
OTHER LIABILITIES:
Unit option plan payable	—	1.9
Deferred tax liability	61.0	—
Taxes payable to founding members	129.8	—
Borrowings	768.0	10.0

Total other liabilities	958.8	11.9

Total liabilities	1,004.9	86.5

COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS’ EQUITY/(DEFICIT):
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,000,000 issued and outstanding at June 28, 2007	0.4	—
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Retained earnings	7.4	—
Distributions in excess of additional paid in capital	(572.2)	—
Accumulated other comprehensive income	5.2

Total stockholders equity/(deficit)	(559.2)	—

MEMBERS’ EQUITY	—	3.5

TOTAL	$445.7	$90.0

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In millions, except share and per share data)

	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007	Quarter Ended June 29, 2006	Six Months Ended June 29, 2006
REVENUE:
Advertising	$76.7	$105.8	$20.6	$50.2	$73.3
Administrative fees—founding members	—	—	0.1	2.0	3.5
Meetings and events	7.0	10.3	2.9	4.9	7.6
Other	—	0.1	—	—	0.1

Total	83.7	116.2	23.6	57.1	84.5

EXPENSES:
Advertising operating costs	2.2	3.2	1.1	2.4	3.8
Meetings and events operating costs	3.9	5.7	1.4	2.1	3.1
Network costs	3.7	5.6	1.7	3.9	7.0
Theatre access fees/circuit share costs—founding members	12.0	17.5	14.4	34.4	50.6
Selling and marketing costs	10.3	15.4	5.2	9.7	18.3
Administrative costs	5.3	7.9	2.8	3.8	7.3
Severance plan costs	0.5	1.0	0.4	0.8	2.6
Depreciation and amortization	1.3	1.8	0.7	1.1	2.3
Other costs	0.5	0.8	—	—	—

Total	39.7	58.9	27.7	58.2	95.0

OPERATING INCOME (LOSS)	44.0	57.3	(4.1)	(1.1)	(10.5)
INTEREST EXPENSE, NET	16.4	24.5	0.1	0.1	0.1

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	27.6	32.8	(4.2)	(1.2)	(10.6)
PROVISION FOR INCOME TAXES	11.3	13.2	—	—	—
MINORITY INTEREST, NET	10.0	12.2	—	—	—

NET INCOME (LOSS)	$6.3	$7.4	$(4.2)	$(1.2)	$(10.6)

EARNINGS PER SHARE:
Basic	$0.15	$0.17
Diluted	$0.15	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,000,000	42,000,000
Diluted	42,143,091	42,132,782

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007	Six Months Ended June 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7.4	$(4.2)	$(10.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1.8	0.7	2.3
Minority interest	12.2		—
Non-cash severance plan and share-based compensation costs	2.4	0.7	3.0
Accretion of income taxes payable to founding members	4.2	—	—
Debt issuance costs and loss on repayment of debt	0.8	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables—net	(19.4)	12.6	(13.6)
Increase (decrease) in accounts payable and accrued expenses	6.6	(4.4)	4.7
(Decrease) increase in amounts due to founding members	(50.5)	(3.7)	15.4
Payment of severance plan costs	—	—	(3.5)
Increase in income taxes and other	12.8	0.5	—

Net cash (used in) provided by operating activities	(21.7)	2.2	(2.3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.2)	(0.5)	(2.3)
Increase in investment in non-consolidated affiliate	(5.0)	—	—

Net cash used in investing activities	(8.2)	(0.5)	(2.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	882.0	—	—
Payment of offering costs and fees	(52.7)	(0.1)	—
Proceeds of short-term borrowings from founding members	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	(4.3)
Proceeds from borrowings	818.0	13.0	18.5
Repayments of borrowings	(60.0)	(13.0)	(10.5)
Payment of debt issuance costs	(14.7)	—	(0.6)
Proceeds from founding member contributions	0.9	—	0.9
Distribution to founding members	(1,539.8)	—	(0.9)

Net cash provided by (used in) financing activities	33.7	(0.1)	6.1

INCREASE IN CASH AND CASH EQUIVALENTS	3.8	1.6	1.5
CASH AND CASH EQUIVALENTS:
Beginning of period	8.3	6.7	—

End of period	$12.1	$8.3	$1.5

(Continued)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In millions)

	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007	Quarter Ended June 29, 2006
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$1.0	$0.4	$2.6
Increase in distributions payable to members	$17.3	$—	$—
Contributions from members collected after period end	$2.8	$—	$—
Increase in property and equipment	$0.2	$—	$0.1
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	$125.6	$—	$—
Additional paid-in-capital	$119.3	$—	$—
Deferred offering costs reclassified to equity	$4.5	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$17.3	$0.1	$0.1
Cash paid for income taxes	$—	$—	$—

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in the state of Delaware on October 5, 2006 as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). NCM LLC commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meeting, and Fathom and other event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas , Inc. (“RCM”), a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark”). AMC, RCM and Cinemark are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.

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

NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members to modify the then-existing exhibitor services agreements. The remaining proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with the $709.8 million net proceeds from NCM LLC’s new senior secured credit facility, were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split. At June 28, 2007, NCM LLC had 93,850,951 membership units outstanding, of which 42,000,000 (44.8%) were owned by NCM, Inc., 21,230,712 (22.6%) were owned by RCM, 17,474,890 (18.6%) were owned by AMC, and 13,145,349 (14.0%) were owned by Cinemark.

Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal at the end of the term) and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the IPO, NCM LLC paid to the founding members a percentage of NCM LLC’s advertising revenue as advertising circuit share. Upon the completion of the IPO, the founding members assigned to NCM LLC all “legacy contracts”, which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

3.	BASIS OF PRESENTATION

The December 28, 2006 consolidated balance sheet information is derived from the audited financial statements of NCM, Inc. and NCM LLC included in our annual report on Form 10-K for the fiscal year ended December 28, 2006 filed with the Securities and Exchange Commission on March 28, 2007. (At December 28, 2006, NCM, Inc. had been formed but was not capitalized; therefore, its balance sheet at that date is not presented herein.) The unaudited condensed consolidated financial

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the period ended June 28, 2007 are presented in two periods, reflecting operations prior to and subsequent to the IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through June 28, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of June 28, 2007 and the unaudited condensed consolidated statements of operations and cash flows for the quarter and six-month periods ended June 29, 2006, and the period December 29, 2006 through February 12, 2007 and the quarter ended June 28, 2007 and the period February 13, 2007 through June 28, 2007 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.

The balance sheet of NCM LLC at December 28, 2006 reflects the carryover basis of the founding members in the assets contributed by RCM and AMC. At formation, and through the date of the IPO, NCM LLC was a joint venture. As stated in Emerging Issues Task Force (“EITF”) Issue 94-8 concerning the formation of a joint venture, “...it is developed practice to record the contributed businesses at predecessor basis.”

The founding members received all of the proceeds from the IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of the Securities and Exchange Commission concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost is treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a consolidated stockholders’ deficit. As a minority interest cannot be shown as an asset, the founding members’ interest in NCM LLC’s members’ equity is included in distributions in excess of paid in capital in the accompanying June 28, 2007 balance sheet.

The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year. The meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting.

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

Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

In the 2007 pre-IPO period, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

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

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At June 28, 2007, there are two individual accounts representing approximately 14% and 10%, respectively, of our outstanding gross receivable balances.

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

Amounts Due to/from Founding Members—In the 2007 pre-IPO period, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy Contracts. Amounts due to/from founding members in the 2007 post-IPO period include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Network Affiliate Agreements—Network affiliate agreements were contributed at NCM LLC’s formation at the net book value of the founding members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of a percentage of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.1 million, $0.3 million, $0.2 million, $0.1 million and $0.6 million for the quarter ended June 28, 2007, quarter ended June 29, 2006, 2007 post-IPO period, 2007 pre-IPO period and the six month period ended June 29, 2006, respectively.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments in Non-Consolidated Affiliates—The Company uses the equity method of accounting for its investments in and earnings or losses of affiliates that it does not control but over which it has the ability to exert significant influence. The Company considers whether the fair value of its equity method investment has declined below the carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, based on various factors including product development activities and the overall health of the affiliate and affiliate industry, then a write-down would be recorded to estimated fair value.

Income Taxes—In the 2007 pre-IPO and 2006 periods, as a limited liability company, NCM LLC’s taxable income or loss was allocated to the founding members and, therefore, no provision or liability for income taxes was included in the financial statements.

Effective with the 2007 post-IPO period, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date. The Company will record a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized, which will be assessed on an on-going basis.

Interest Rate Swap—NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. Under the terms of the interest rate swap agreements, NCM LLC pays interest at a fixed rate of 6.734% and will receive interest at a variable rate based on 3-month LIBOR. The 3-month LIBOR rate on each reset date determines the variable portion of the interest for cash on the last day of each calendar quarter, until completion. The fair value of the interest rate swap is recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the effective portion of the interest rate swap gains or losses reported as a component of other comprehensive income (loss) and the ineffective portion recorded in earnings. As interest expense is accrued on the debt obligation, amounts in accumulated other comprehensive income (loss) related to the interest rate swap will be reclassified into earnings to obtain a net cost on the debt obligation equal to the effective yield of the fixed rate of the swap. The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

As a result of the mark to market of the interest rate swap in the quarter ended June 28, 2007, the Company has comprehensive income for the quarter totaling $11.5 million, consisting of net income of $6.3 million and other comprehensive income of $5.2 million.

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

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within such fiscal years. The Company is assessing the impact that SFAS No. 157 will have on our results of operations, financial condition and liquidity, which we do not expect to be significant.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these investments in earnings. SFAS No. 159 is effective as of January 1, 2008. The Company is assessing the impact that SFAS No. 159 will have on our results of operations, financial condition and liquidity, which we do not expect to be significant.

6.	INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007
Federal and State :
Current	$8.3	$8.8
Deferred	3.0	4.4

Total income tax provision	$11.3	$13.2

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and minority interest by the U.S. federal statutory rate of 35% was (in millions):

	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007
Provision calculated at federal statutory income tax rate	$9.7	$11.5
State and local income taxes, net of federal benefit	1.3	1.6
Other	0.3	0.1

Total income tax provision	$11.3	$13.2

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

As of June 28, 2007
Deferred tax assets:
Excess of tax basis in assets over book basis	$298.3
Other	10.1

Total deferred tax assets	$308.4

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members	$57.6
Interest rate swap and other	3.6

Total deferred tax liabilities	$61.2

The Company has provided total income taxes, as follows (in millions):

	Quarter Ended June 28, 2007		Period February 13, 2007 through June 28, 2007
	Pre-Tax Amount	Income Tax Provision	Pre-Tax Amount	Income Tax Provision
Income before income taxes and minority interest	$27.6	$11.3	$32.8	$13.2
Minority interest	16.7	6.7	20.3	8.1
Other comprehensive income, net of minority interest	8.6	3.4	8.6	3.4

Total		$21.4		$24.7

The payments made to the founding members at the date of the IPO that were accounted for as distributions under generally accepted accounting principles created amortizable basis for federal income tax purposes. NCM, Inc. and the founding members entered into a tax receivable agreement under which NCM, Inc. will effectively make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized as a result of this amortization. NCM, Inc. recorded a deferred tax asset equal to the future tax benefits of the tax amortization, estimated at $304.2 million and a credit to a long-term payable to founding members of $273.8 million, which was recorded at its original present value of $125.6 million. The discount on the liability is a temporary difference that resulted in a deferred tax liability of $59.3 million at its original amount.

In assessing the realizable value of deferred tax assets, primarily arising in connection with the IPO, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has not recorded a valuation allowance against deferred tax assets at June 28, 2007 as management believes it is more likely than not that the deferred tax assets will be realized in future periods.

Prior to February 13, 2007, as an LLC, NCM LLC allocated all of its earnings to its founding members.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	INVESTMENT IN NON-CONSOLIDATED AFFILIATE

On June 26, 2007, NCM LLC invested $5.0 million of cash in 6% PIK convertible preferred stock of IdeaCast, Inc., a provider of advertising to fitness centers and health clubs throughout the United States. As part of the initial investment, NCM LLC entered into an agreement whereby, at our option or at the option of IdeaCast, Inc., exercisable at any time before June 30, 2008, NCM LLC will make an additional $2.0 million cash investment in 6% convertible preferred stock of IdeaCast, Inc. The amount of IdeaCast, Inc. 6% convertible preferred stock owned by NCM LLC at June 28, 2006 and, the aggregate amount of IdeaCast, Inc. 6% convertible preferred stock owned after the $2.0 million additional investment, if made, is convertible into a minority interest of IdeaCast, Inc.’s common stock. In addition, a further agreement was entered into whereby, at the option of NCM LLC during the period June 30, 2008 through December 2009, a further investment may be made by NCM LLC to purchase common stock of IdeaCast, Inc. at a predetermined valuation formula, to bring NCM LLC’s total investment to approximately 50.1% of IdeaCast, Inc. (on a fully diluted basis assuming conversion of all of the 6% convertible preferred stock). Neither the option to purchase additional convertible preferred stock or common stock of IdeaCast, Inc. has been exercised. The companies also entered into a shared services agreement which will allow for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. There have been no services provided through June 28, 2007.

At the date of investment, the carrying value of the investment exceeds the underlying equity in net assets of IdeaCast, Inc. The Company is in process of evaluating the allocation of such difference between identifiable intangibles and goodwill.

8.	CAPITAL STOCK

As of June 28, 2007, the Company has authorized capital stock of 120,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. The Company issued 42,000,000 shares of common stock and 268,184 restricted shares in connection with the IPO as described in Note 2 above. No shares of preferred stock were issued or outstanding at June 28, 2007. The Company has 2,576,000 shares reserved for issuance under its Equity Incentive Plan. As of June 28, 2007 and June 29, 2006, options to acquire 1,812,406 shares and 1,018,870 units, as converted, respectively, were outstanding under the equity incentive plan. As of June 28, 2007, 271,845 restricted shares were outstanding under the equity incentive plan.

9.	RELATED-PARTY TRANSACTIONS

2007 Pre-IPO Period –

At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were consummated with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	February 12, 2007		June 29, 2006		June 29, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$0.0	$10.6	$0.1	$16.0	$0.2
Cinemark	3.7	0.1	8.2	—	10.7	0.3
Regal	6.6	0.0	15.6	1.9	23.9	3.0

Total	$14.4	$0.1	$34.4	$2.0	$50.6	$3.5

NCM LLC’s administrative services fee was earned at a rate of 32% of the legacy contract value for the 2007 pre-IPO period and the quarter and six months ended June 29, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to (from) founding members at December 28, 2006, were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	—	0.4	0.5
Administrative fee	—	(0.1)	(0.5)	(0.6)

Total	$15.3	$13.9	$24.7	$53.9

2007 Post-IPO Period –

Pursuant to the amended and restated ESAs in place since the close of the IPO, we make monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. The theatre access fee replaced the circuit share expenses. Also, under the amended and restated ESAs, NCM LLC records revenue for payments from the founding members for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”). The total theatre access fee to the founding members for the quarter ended June 28, 2007 is $12.0 million and for the 2007 post-IPO period is $17.5 million. The total revenue related to the beverage concessionaire agreements for the quarter ended June 28, 2007 is $11.8 million and for the 2007 post-IPO period is $17.3 million. In addition, pursuant to the amended and restated ESAs, we make monthly payments to the founding members for use of their screens and theatres for our meetings and events business. These payments are at agreed upon rates based on the nature of the event. Payments to the founding members for these events totaled $1.1 million for the quarter ended June 28, 2007 and $1.6 million for the 2007 post-IPO period.

Amounts due to (from) founding members at June 28, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.5)	$0.1	$0.2	$(0.2)
Cost and other reimbursement	—	—	—	—
Distributions payable, net	3.0	4.4	7.1	14.5

Total	$2.5	$4.5	$7.3	$14.3

On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. In accordance with the Loews screen integration agreement between us and AMC, which was amended and restated in connection with the IPO, AMC will pay us amounts based on an agreed-upon calculation to reflect amounts that approximate what NCM LLC would have generated if we were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments will be made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the quarter ended June 28, 2007 the Loews payment, included in the due to (from) founding members at June 28, 2007 is $2.8 million. For the 2007 post-IPO period, the Lowes payment is $3.6 million. The Loews payment is recorded directly to NCM LLC’s members’ equity account.

Other –

During the quarter ended June 28, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended June 29, 2006 and the six months ended June 29, 2006, AMC and Regal purchased $0.4 million, $0.6 million, $0.1 million, $0.5 million and $1.0 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period, and quarter and six month periods ended June 29, 2006.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in media and events operating costs is $0.8 million, $1.0 million, $0.2 million, $0.9 million and $1.1 million for the quarter ended June 28, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended June 29, 2006 and the six months ended June 29, 2006, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

During the quarter ended June 28, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended June 29, 2006 and the six months ended June 29, 2006, severance expense and the related capital contribution recognized for amounts under the Regal option plan were $0.5 million, $1.0 million, $0.4 million, $0.8 million and $2.6 million, respectively. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution equal to this severance plan expense.

10.	BORROWINGS

Long-Term Borrowings—

Revolving Credit Agreement—On March 22, 2006, NCM LLC entered into a bank-funded $20.0 million Revolving Credit Agreement, of which $2.0 million could have been utilized in support of letters of credit. The revolving credit agreement was collateralized by trade receivables, and borrowings under the revolving credit agreement were limited to 85% of eligible trade receivables, as defined. The revolving credit agreement bore interest, at NCM LLC’s option, at either an adjusted Eurodollar rate or the base rate plus, in each case, an applicable margin. Outstanding borrowings at December 28, 2006, were $10.0 million. The revolving credit agreement was repaid and cancelled on February 13, 2007.

Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan will be due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at June 28, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at June 28, 2007 is $43.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. The applicable margin for the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and ratio requirements, which at June 28, 2007 the Company was in compliance with. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.

11.	SHARE-BASED COMPENSATION

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

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in Millions)
Outstanding at December 28, 2006	1,131,728	$23.85
Granted	253,000	22.11
Antidilution adjustments made to outstanding options in connection with the plan conversion	457,897	16.98
Forfeited	(30,219)	17.89

Outstanding at June 28, 2007	1,812,406	$17.68	$19.0
Vested at June 28, 2007	—	—	—

Exercisable at June 28, 2007	—	$—	$—

No options are exercisable at either June 28, 2007 or December 28, 2006. Options outstanding (as adjusted) at June 28, 2007, have been granted at the following exercise prices: 1,323,982 shares at $16.35 per share, 149,058 shares at $18.01 per share, 74,654 shares at $24.04 per share, 21,712 shares at $24.74 per share, 208,000 shares at $21.00 per share and 35,000 at $29.05 per share, at an average remaining life of approximately 6.5 to 9 years. Options granted vest over periods of 59 through 81 months.

Under the provisions of SFAS No. 123(R), the options are accounted for as equity awards. The Company has estimated the fair value of these options at $5.29 to $8.17 per share based on the Black-Scholes option pricing model. The weighted-average fair value of all shares granted during the period ended June 28, 2007 was $6.50. The Black-Scholes model requires that the Company make estimates of various factors used, as noted below. The fair value of the options is being charged to operations over the vesting period.

The following assumptions were used in the valuation of the options:

•

Expected life of options—6.5 to 9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in SEC Staff Accounting Bulletin 102).

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

The forfeiture rate was not significant, because a substantial number of options are held by a few executives of the Company who are expected to continue employment through the vesting period. A forfeiture rate of 5% was estimated for all non-executive employees to reflect the potential separation of employees. The Company expects approximately 1,722,000 of the outstanding options to vest.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognized $0.6 million, $0.9 million, $0.3 million, $0.3 million and $0.3 million for the quarter ended June 28, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended June 29, 2006 and the six months ended June 29, 2006, respectively, of share-based compensation expense for these options. As of June 28, 2007, unrecognized compensation cost related to nonvested options was approximately $12.6 million, which will be recognized over a weighted-average remaining period of between 54 and 66 months.

Restricted Stock – The Company implemented a restricted stock program as part of the Equity Incentive Plan. The plan provides for restricted stock awards to officers, board members and other key employees. Under the restricted stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse (generally at the start of each subsequent calendar year), the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan.

The following table represents the shares of restricted stock that were granted during the period and outstanding as of June 28, 2007:

Period February 13, 2007 through June 28, 2007
Granted during period ended June 28, 2007	275,184
Forfeited	(3,339)

Outstanding as of June 28, 2007	271,845

The Company recorded $0.3 million and $0.5 million compensation expense related to such outstanding restricted shares during the quarter ended June 28, 2007 and the period February 13, 2007 through June 28, 2007, respectively. As of June 28, 2007, unrecognized compensation cost related to non-vested restricted stock was approximately $5.3 million, which will be recognized over a weighted-average remaining period of between 8 months and 59 months.

12.	EARNINGS PER SHARE

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

	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007
Net Income (in millions)	$6.3	$7.4

Weighted average shares outstanding:
Basic	42,000,000	42,000,000
Add: Dilutive effect of stock options and restricted stock	143,091	132,782

Diluted	42,143,091	42,132,782

Earnings per share:
Basic	$0.15	$0.17
Diluted	$0.15	$0.17

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of the 51,850,951 convertible NCM LLC common units held by the founding members at June 28, 2007 has been excluded from the calculation of diluted weighted average shares and earnings per share as they are antidilutive due to interest expense arising from accretion of the discount on the taxes payable to founding members which is not allocable to the minority interest.

13.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

14.	SUBSEQUENT EVENT

On July 30, 2007, the Company declared a cash dividend of $0.15 per share on each share of the Company’s common stock (including outstanding restricted stock), payable on September 6, 2007, to stockholders of record on August 23, 2007.

*  *  *  *  *  *

Item 1A.	Unaudited Pro Forma Financial Information

You should read this unaudited pro forma condensed consolidated financial information together with the other information contained in this document, as well as information contained in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2007 for the fiscal year ended December 28, 2006, including “Business-Corporate History,” “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” ”Executive Compensation” and with our unaudited historical financial statements and the notes thereto included elsewhere in this document. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in our Form 10-K and elsewhere in this document.

The following unaudited pro forma condensed consolidated statements of operations for the six months ended June 28, 2007 and the quarter and six months ended June 29, 2006 present the consolidated results of operations of NCM, Inc. assuming the initial public offering, reorganization and senior secured credit facility transactions discussed in detail in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2007 for the fiscal year ended December 28, 2006 had been completed and the material changes to contractual arrangements, which occurred in connection with the completion of the IPO and related transactions described had become effective as of December 30, 2005. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on our operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma condensed consolidated statements of operations and principally include the matters set forth below.

The contractual adjustments include adjustments to reflect the terms of the amended and restated ESAs entered into in connection with the completion of the IPO, which are included herein due to the significant business and financial differences from the previous contractual arrangements with our founding members and which will have ongoing material significance to our results of operations, as compared to our historical results of operations, in that they (i) assign legacy contracts to NCM LLC and eliminate the related administration fee, (ii) make additional inventory of lobby promotions, CineMeetings and Fathom events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC subject to the founding members’ rights to buy such inventory at stated rates in order for them to fulfill their on-screen advertising commitments with their beverage concessionaires and (iv) change the circuit share expense to the theatre access fee, resulting in lower payments as a percentage of revenue to our founding members.

Legacy contracts are those advertising contracts entered into by RCM and AMC prior to the formation of NCM LLC that were retained by RCM and AMC and managed by NCM LLC for a fee.

The transaction adjustments result from:

•	the replacement of employee unit options with Company stock options and the grant of additional stock options and restricted stock;

•	the completion of the offering and the use of proceeds therefrom, including NCM, Inc.’s acquisition of 44.8% of the common membership units of NCM LLC;

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Six Months Ended June 28, 2007

($ in millions, except per share data)

	Pre-IPO period December 29, 2006 through February 12, 2007 Historical	Post-IPO period February 13, 2007 through June 28, 2007 Historical	Contractual Adjustments	Transaction Adjustments	Six Months Ended June 28, 2007 Pro Forma, As Adjusted
Revenue:
Advertising	$20.6	$105.8	$6.2	$—	$132.6
Administrative fees – founding members	0.1	—	(0.1)	—	—
Meetings and events	2.9	10.3	—	—	13.2
Other	—	0.1	—	—	0.1

TOTAL REVENUE	23.6	116.2	6.1	—	145.9

Expenses:
Advertising operating costs	1.1	3.2	—	—	4.3
Meetings and events operating costs	1.4	5.7	—	—	7.1
Network costs	1.7	5.6	—	—	7.3
Circuit share costs/theatre access fees – founding members	14.4	17.5	(7.7)	—	24.2
Selling and marketing costs	5.2	15.4	—	—	20.6
Administrative costs	2.8	7.9	—	0.1	10.8
Severance plan costs	0.4	1.0	—	—	1.4
Depreciation and amortization	0.7	1.8	—	—	2.5
Other	—	0.8	—	—	0.8

TOTAL EXPENSES	27.7	58.9	(7.7)	0.1	79.0

Operating Income/(Loss)	(4.1)	57.3	13.8	(0.1)	66.9

Interest expense, net	0.1	24.5	—	8.1	32.7

Income/(Loss) before income taxes and minority interest	(4.2)	32.8	13.8	(8.2)	34.2

Provision for income taxes	—	13.2	—	0.7	13.9

Minority interest, net	—	12.2	—	0.9	13.1

NET INCOME/(LOSS)	$(4.2)	$7.4	$13.8	$(9.8)	$7.2

Earnings per share:
Basic					$0.17
Diluted					$0.17

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Six Months Ended June 29, 2006

($ in millions, except per share data)

	Six Months Ended June 29, 2006 Historical	Contractual Adjustments	Transaction Adjustments	Six Months Ended June 29, 2006 Pro Forma, As Adjusted
Revenue:
Advertising	$73.3	$33.1	$—	$106.4
Administrative fees – founding members	3.5	(3.5)	—	—
Meetings and events	7.6	—	—	7.6
Other	0.1	—	—	0.1

TOTAL REVENUE	84.5	29.6	—	114.1

Expenses:
Advertising operating costs	3.8	—	—	3.8
Meetings and events operating costs	3.1	—	—	3.1
Network costs	7.0	—	—	7.0
Circuit share costs/theatre access fees – founding members	50.6	(27.1)	—	23.5
Selling and marketing costs	18.3	—	—	18.3
Administrative costs	7.3	—	0.2	7.5
Severance plan costs	2.6	—	—	2.6
Depreciation and amortization	2.3	—	—	2.3

TOTAL EXPENSES	95.0	(27.1)	0.2	68.1

Operating Income/(Loss)	(10.5)	56.7	(0.2)	46.0

Interest expense, net	0.1	—	32.4	32.5

Income/(Loss) before income taxes and minority interest	(10.6)	56.7	(32.6)	13.5

Provision for income taxes	—	—	5.4	5.4

Minority interest, net	—	—	6.4	6.4

NET INCOME/(LOSS)	$(10.6)	$56.7	$(44.4)	$1.7

Earnings per share:
Basic				$0.04
Diluted				$0.04

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Quarter Ended June 29, 2006

($ in millions, except per share data)

	Quarter Ended June 29, 2006 Historical	Contractual Adjustments	Transaction Adjustments	Quarter Ended June 29, 2006 Pro Forma, As Adjusted
Revenue:
Advertising	$50.2	$17.9	$—	$68.1
Administrative fees – founding members	2.0	(2.0)	—	—
Meetings and events	4.9	—	—	4.9
Other	—	—	—	—

TOTAL REVENUE	57.1	15.9	—	73.0

Expenses:
Advertising operating costs	2.4	—	—	2.4
Meetings and events operating costs	2.1	—	—	2.1
Network costs	3.9	—	—	3.9
Circuit share costs/theatre access fees – founding members	34.4	(22.0)	—	12.4
Selling and marketing costs	9.7	—	—	9.7
Administrative costs	3.8	—	0.2	4.0
Severance plan costs	0.8	—	—	0.8
Depreciation and amortization	1.1	—	—	1.1

TOTAL EXPENSES	58.2	(22.0)	0.2	36.4

Operating Income/(Loss)	(1.1)	37.9	(0.2)	36.6

Interest expense, net	0.1	—	16.1	16.2

Income/(Loss) before income taxes and minority interest	(1.2)	37.9	(16.3)	20.4

Provision for income taxes	—	—	8.1	8.1

Minority interest, net	—	—	7.7	7.7

NET INCOME/(LOSS)	$(1.2)	$37.9	$(32.1)	$4.6

Earnings per share:
Basic				$0.11
Diluted				$0.11

Notes to the Pro Forma Condensed Consolidated Statements of Operations:

1.	Contractual adjustments represent the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the amended and restated ESAs, based on the actual revenue generated from those legacy contracts and the reversal of the related legacy contract administrative fees historically recorded by NCM LLC. Legacy advertising contracts are those contracts signed by RCM and AMC prior to the formation of NCM LLC. In addition, adjustments include the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the exhibitor services agreements, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Contractual adjustments also include the change in circuit share payments pursuant to the exhibitor services agreements. Under the terms of the prior exhibitor service agreements with the founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the amended and restated ESAs, the theatre access fee payments will initially be based on a per attendee and per digital screen calculation.

2.	Transaction adjustments represent interest expense on the senior secured lending facility, including amortization of deferred financing fees, over the term of the new senior secured credit facility of approximately $0.5 million per quarter. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. In addition, an adjustment to reflect minority interest expense is included, net of income tax expense/(benefit), resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering. Transaction adjustments also include adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM, Inc., and the accretion of interest on the discounted payable related to the tax sharing agreement of approximately $2.8 million per quarter.

3.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the offering are outstanding over the entire period. Diluted earnings per share is calculated assuming that the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method). The convertible common membership units of the founding members (which aggregate 51,850,951 shares) are not included as they are antidilutive, due to inclusion in interest expense of non-cash accretion of the discounted tax payable to founding members which is not deducted by NCM LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NCM LLC was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of a wholly owned subsidiary of Regal and the cinema advertising operations of a wholly owned subsidiary of AMCE. On July 15, 2005, Cinemark, through a wholly-owned subsidiary, joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for

Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. As a result, we began to record revenue from the sale of advertising for Cinemark’s screens on January 1, 2006 on a non-exclusive basis until April 1, 2006. Cinemark acquired Century theatres in October 2006 and NCM LLC began to sell advertising on an exclusive basis in those Century theatres in November 2006.

The results of operations data for the quarter and six months ended June 29, 2006 and the period December 28, 2006 through February 12, 2007 (the “2007 pre-IPO period”), and the summary balance sheet data as of December 28, 2006 presented herein, were derived from the historical financial statements of NCM LLC. The financial statements for the 2007 pre-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such period. The results of operations data for the quarter ended June 28, 2007 and the period February 13, 2007 through June 28, 2007 (the “2007 post-IPO period”) were derived from the unaudited condensed consolidated financial results of NCM, Inc. The historical financial data of NCM LLC may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the historical periods presented.

Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings business and Fathom events business. We have long-term exhibitor services agreements with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The exhibitor services agreements with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres using our digital content network technology. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary digital content network technology. In excess of 90% of the aggregate founding member and network affiliate attendance is included in our digital network.

To manage our business, management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the market place in which we operate. Management confers monthly, discuss and analyze significant variances in an effort to identify trends and changes in our business. As noted above, we focus on Adjusted EBITDA and Adjusted EBITDA margin as our primary measurement. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), advertising revenue per founding member attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our cash flow to ensure that debt obligations are met, and that activity under our revolving credit facility is managed.

The following table presents operating data and EBITDA on a historical and a pro forma basis. See “—EBITDA” below for a discussion of the calculation of adjusted EBITDA and reconciliation to net income.

	Historical					Pro Forma
	Quarter Ended June 28, 2007	Post-IPO Period Ended June 28, 2007	Pre-IPO Period Ended February 13, 2007	Quarter Ended June 29, 2006	Six Months Ended June 29, 2006	Quarter Ended June 29, 2006	Six Months Ended June 28, 2007	Six Months Ended June 29, 2006
	(In millions)
Revenue	$83.7	$116.2	$23.6	$57.1	$84.5	$73.0	$145.9	$114.1

Operating income/(loss)	$44.0	$57.3	$(4.1)	$(1.1)	$(10.5)	$36.6	$66.9	$46.0

Adjusted EBITDA	$46.7	$61.4	$(2.7)	$1.1	$(5.3)	$39.0	$72.4	$51.4

Adjusted EBITDA margin	55.8%	52.9%	NM	1.9%	NM	53.4%	49.7%	45.1%

Our operating results may be affected by a variety of internal and external factors and trends described more fully in “Results of Operations—Factors Affecting Comparability of Results of Operations” and in “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006.

Basis of Presentation

The results of operations data for the quarter and six months ended June 29, 2006 and the period December 28, 2006 through February 12, 2007, and the summary balance sheet data as of December 28, 2006, were derived from the historical financial statements and accounting records of NCM LLC. The results of operations data for the quarter ended June 28, 2007 and the period February 13, 2007 through June 28, 2007 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. that include the accounts of NCM LLC, which is a 44.8% owned consolidated subsidiary.

Factors Affecting Comparability of Results of Operations

Upon becoming a member of NCM LLC, each founding member entered into an exhibitor services agreement with NCM LLC, which remained in effect until the founding members entered into amended and restated ESAs upon the completion of the IPO. At NCM LLC’s formation, each of AMC and Regal retained their pre-existing advertising contracts and NCM LLC administered those contracts on behalf of those founding members for an administrative fee equal to a percentage of total revenue (32% for the periods through February 12, 2007). Over time as these “legacy” advertising contracts were fulfilled and NCM LLC entered into new contracts directly with advertisers, the administrative fees declined and our advertising revenue increased. The total underlying legacy contract value was approximately equal to our administrative fees during that period divided by the 32% administrative fee percentage. In addition, because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our digital content network. On October 5, 2006, Cinemark completed the acquisition of the Century theatre circuit, and the Century screens were added to our network on an exclusive basis in November 2006. The timing of the addition of the Cinemark and Century theatres to our network affects the comparability of results from the periods as they were not included in the results from the full quarter ended June 29, 2006.

We believe the most meaningful metric to ascertain the growth of our advertising revenue among all historical periods presented is the total amount of our advertising revenue, excluding advertising revenue associated with the founding member beverage concessionaire agreements, plus the legacy contract value, which we refer to as “advertising contract value”. We also monitor the trend of total advertising contract value, divided by the total number of founding member attendees as which we refer to as “total advertising contract value per founding member attendee”. We believe these metrics are helpful to analyze advertising revenue performance across our reporting periods, and provides a measure of revenue which is independent of the number of screens in our network and corresponding attendance for which advertising services are being provided.

Under the amended and restated ESAs that became effective on February 13, 2007, NCM LLC total advertising revenue will increase significantly due to the payments from the founding members for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at an agreed upon rate. In addition, as discussed above, the conversion from circuit share to theatre access fee structure will reduce the payments made to the founding members as a percentage of advertising revenue.

The increases in the size of our network, as well as differences in the structure of circuit share expense and theatre access fee and the circuit beverage revenue limit the comparability of revenues and operating expenses for all reporting periods. Therefore, certain components of operating expenses, including selling and marketing, administrative, and depreciation expense, will be analyzed on the basis of cost per founding member attendee. We will also analyze on the basis of operating expense as a percentage of revenues, as this metric will provide meaningful trend analysis.

The following table presents total advertising contract value and operating expenses per founding member attendee for the Company for the quarter ended June 28, 2007 and the 2007 post-IPO period and for NCM LLC for the 2007 pre-IPO period and the quarter ending June 29, 2006, which will be discussed further below.

	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007	Quarter Ended June 29, 2006	Six Months Ended June 29, 2006
Total advertising contract value ($ in millions)	$64.9	$88.4	$20.9	$56.5	$84.2
Total advertising contract value per founding member attendee	$0.47	$0.44	$0.31	$0.42	$0.33
Total operating expense per founding member attendee	$0.20	$0.20	$0.19	$0.17	$0.17
Total operating expense as a percentage of revenues	32.5%	34.8%	54.7%	40.3%	49.3%

Results of Operations

Quarter ended June 28, 2007 and June 29, 2006

Revenue. Total revenue of the Company for the quarter ended June 28, 2007 was $83.7 million as compared to $57.1 million during the quarter ended June 29, 2006, an increase of $26.6 million, or 46.6%. The increase was the result of payments from the founding members related to the beverage advertising, an increase in average founding member screens of 8.4%, the conversion or assignment of certain legacy contracts, an increase in local on-screen revenue of 46.8% and a 42.9% increase in meetings and events revenue. National revenues increased despite a decrease in national advertising inventory utilization from 83.9% to 82.5% and a 5.5% decrease in national advertising CPMs primarily due to the sale of branded content segments. The decrease in national inventory utilization and CPMs was primarily due to the weak scatter market early in the second quarter of 2007, a decision to pass on contracts with low CPMs and a delay into the third and fourth quarter of content partner advertising commitments. The meeting and events revenue increase related primarily to an increase in event count of approximately 62.6% and an approximate 6.7% increase in average revenue per event, primarily due to the success of several Fathom events across several content categories.

Total advertising contract value per founding member attendee for the Company for the quarter ended June 28, 2007 was $0.47, while the total advertising contract value per founding member attendee was $0.42 during the quarter ended June 29, 2006. The increase in the advertising contract value per founding member of approximately 12.0% was primarily the result of increased expenditures from certain existing clients, the expansion of our advertising client base and the sale of branded content segments.

Operating expenses. Total operating expenses for the quarter ended June 28, 2007 was $27.2 million as compared to $23.0 million for the quarter ended June 29, 2006. The increase of 18.3% for the second quarter of 2007 versus total operating expenses for the second quarter of 2006 was primarily the result of the increase in sales commissions and event costs associated with the increase in revenue discussed above and increased administrative expenses due to additional staffing and infrastructure required to support the increase in the number of advertising contracts, expansion of the network and public company compliance, as well as increases in non-cash costs associated with our equity incentive plan.

Total operating expenses per founding member attendee for the Company for the quarter ended June 28, 2007 was $0.20, while the total operating expenses per founding member attendee was $0.17 during the quarter ended June 29, 2006. The increase was primarily the result of the factors discussed in the previous paragraph, partially offset by better absorption of the fixed nature of many of our operating expenses associated with our advertising business. Operating expenses as a percentage of revenues was 32.5% for the quarter ended June 28, 2007 as compared to 40.3% for the quarter ended June 29, 2006. The decrease in the percentage is the result of higher revenue levels discussed above, but also is a result of the scalable nature of components of our operating expenses.

Circuit share expense/theatre access fee. Theatre access fees of the Company for the quarter ended June 28, 2007 were $12.0 million, while circuit share expense was $34.4 million during the quarter ended June 29, 2006. Total theatre access fees as a percentage of revenue of the Company for the second quarter of 2007 was 14.4%, while the total circuit share expense as a percentage of revenue was 60.2% for the second quarter of 2006. The decrease for the second quarter of 2007 versus the NCM LLC second quarter of 2006 was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO as discussed above. The theatre access fee reflects a payment of $0.07 per founding member attendee plus $800 per founding member digital screen per year, while the circuit share was 68% of advertising revenue and a share of the meetings and events revenue.

Net income (loss). Net income generated by the Company for the quarter ended June 28, 2007 was $6.3 million, while there was a net loss of $1.2 million during the quarter ended June 29, 2006. The increase in the profitability was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in interest expense associated with the new credit facilities and the income taxes and expenses associated with the tax receivable agreement and minority interest expense associated with the new corporate structure. The comparability of the net income of the periods presented is limited due to the size of our network and changes in the corporate structure and capitalization as discussed above.

Period February 13, 2007 through June 28, 2007 and Period December 28, 2006 through February 12, 2007 and the Six Months Ended June 29, 2006

Revenue. Total revenue of the Company for the 2007 post-IPO period was $116.2 million, while total revenue for the 2007 pre-IPO period was $23.6 million, as compared to $84.5 million during the six months ended June 29, 2006. The 2007 increase of the combined 2007 post-IPO period and 2007 pre-IPO period versus the revenue for the six months ended June 29, 2006 was the result of payments from the founding members related to the beverage advertising, the sale of branded content segments, an increase in national advertising inventory utilization from 66.9% to 74.7%, consistent national advertising CPMs, an increase in average founding member screens of 8.4%, the conversion or assignment of certain legacy contracts, an increase in local on-screen revenue of 30.5% and a 73.7% increase in meetings and events revenue. The meeting and events revenue increase related primarily to an increase in event count of approximately 61.1% and an approximate 23.0% increase in average revenue per event, primarily due to the success of the Metropolitan Opera live broadcast events.

Total advertising contract value per founding member attendee for the Company for the 2007 post-IPO period was $0.44, while the total advertising contract value per founding member attendee was $0.31 for the 2007 pre-IPO period and $0.33 during the six months ended June 29, 2006. The increase in the advertising contract value per founding member for the combined 2007 post-IPO period and 2007 pre-IPO period versus the six months ended June 29, 2006 was primarily the result of the expansion of our advertising client base, expansion of our network and sale of branded content, as discussed above.

Operating expenses. Total operating expenses for the 2007 post-IPO period were $40.4 million, $12.9 million during the 2007 pre-IPO period and $41.8 million for the six months ended June 29, 2006. The increase of the combined 2007 post-IPO period and 2007 pre-IPO period versus total operating expenses for the six months ended June 29, 2006 was primarily the result of the increase in sales commissions and event costs associated with the increase in revenue discussed above and increased administrative expenses due to additional staffing and infrastructure required to support the increase in the number of advertising contracts, expansion of the network and public company compliance, as well as non-cash costs associated with our equity incentive plan.

Total operating expenses per founding member attendee for the Company for the 2007 post-IPO period was $0.20, $0.19 for the 2007 pre-IPO period and $0.17 during the six months ended June 29, 2006. The increase in total operating expenses per founding member for the combined 2007 post-IPO period and 2007 pre-IPO period versus the quarter ended June 29, 2006 was primarily the result of increased expenses associated with the meetings and events businesses related to its increase in revenue, offset by the fixed nature of many of our operating expenses associated with our advertising business. Operating expenses as a percentage of revenues for the 2007 post-IPO period was 34.8%, for the 2007 pre-IPO period was 54.7% and for the six months ended June 29, 2006 was 49.3%. The decrease in the 2007 post-IPO period percentage is the result of higher revenue levels discussed above, but also is a result of the scalable nature of components of our operating expenses.

Circuit share expense/theatre access fee. Theatre access fees of the Company for the 2007 post-IPO period were $17.5 million, while circuit share expense was $14.4 million during the 2007 pre-IPO period and $50.6 million during six months ended June 28, 2006. The decrease for the 2007 post-IPO period versus the NCM LLC 2007 pre-IPO period and the six months ended June 29, 2006 was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO as discussed above. Total theatre access fees as a percentage of revenue of the Company for the 2007 post-IPO period were 15.1%, while the total circuit share expense as a percentage of revenue was 61.0% for the 2007 pre-IPO period and 59.9% during the six months ended June 28, 2006. The decrease in the theatres access fee as a percentage of revenue for the 2007 post-IPO period was the result of the change in the structure of the theatre access fee as compared to the circuit share payments prior to the amendment and restatement of the ESAs, as previously discussed.

Net income (loss). Net income generated by the Company for the 2007 post-IPO period was $7.4 million, while for the 2007 pre-IPO period there was a net loss of $4.2 million and there was a net loss of $10.6 million during the six months ended June 29, 2006. The increase in the profitability of the Company for the 2007 post-IPO period versus the periods prior to the IPO was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in interest expense associated with the new credit facilities and the income taxes and expenses associated with the tax receivable agreement and minority interest expense associated with the new corporate structure. The comparability of the net income of the periods presented is limited due to the differing lengths of the periods, size of our network and changes in the corporate structure and capitalization as discussed above.

EBITDA

EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, non-cash unit based costs and deferred stock compensation. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments, which after the offering are included in the calculation of adjusted EBITDA including the Loews payments to determine our compliance with financial covenants under our new senior secured credit facility. AMC will make Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which was $2.8 million for the quarter ended June 28, 2006 and is expected to be approximately $11 million to $12 million on a pro forma basis for the year.

We have included a discussion of EBITDA, adjusted EBITDA and adjusted EBITDA margin to provide investors with supplemental measures of our operating performance and because they are the basis for an important financial covenant that is contained in our senior secured credit facility. We believe EBITDA, adjusted EBITDA and adjusted EBITDA margin are important supplemental measures of operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA, adjusted EBITDA and adjusted EBITDA margin in the evaluation of companies, many of which present EBITDA, adjusted EBITDA and adjusted EBITDA margin when reporting their results. Also, because of the significant changes in our operating results that resulted from our acquisition of an interest in NCM LLC, the changes in the exhibitor services agreements and the financing transaction, we disclose pro forma EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document. See the unaudited pro forma financial information contained elsewhere in this document.

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

The following table reconciles historical net income (loss) to historical EBITDA and adjusted EBITDA for the periods presented:

	Quarter Ended June 28, 2007	Post-IPO Period February 13, 2007 through June 28, 2007	Pre-IPO Period December 29, 2006 through February 12, 2007	Quarter Ended June 29, 2006	Six Months Ended June 29, 2006
Net income (loss)	$6.3	$7.4	$(4.2)	$(1.2)	$(10.6)
Income taxes	11.3	13.2	—	—	—
Minority interest	10.0	12.2	—	—	—
Interest expense	16.4	24.5	0.1	0.1	0.1
Depreciation and amortization	1.3	1.8	0.7	1.1	2.3

EBITDA	45.3	59.1	(3.4)	—	(8.2)
Severance plan costs	0.5	1.0	0.4	0.8	2.6
Share-based compensation costs	0.9	1.3	0.3	0.3	0.3

Adjusted EBITDA	$46.7	$61.4	$(2.7)	$1.1	$(5.3)

Adjusted EBITDA margin	55.8%	52.9%	NM	1.9%	NM

The following table reconciles pro forma net income to pro forma EBITDA and adjusted EBITDA for the periods presented:

	Quarter Ended June 29, 2006	Six Months Ended June 28, 2007	Six Months Ended June 29, 2006
Net income	$4.6	$7.2	$1.7
Income taxes	8.1	13.9	5.4
Minority interest	7.7	13.1	6.4
Interest expense	16.2	32.7	32.5
Depreciation and amortization	1.1	2.5	2.3

EBITDA	37.7	69.4	48.3
Severance plan costs	0.8	1.4	2.6
Share-based compensation costs	0.5	1.6	0.5

Adjusted EBITDA	$39.0	$72.4	$51.4

Adjusted EBITDA margin	53.4%	49.7%	45.1%

Financial Condition and Liquidity

Liquidity and Capital Resources

Sources of capital and capital requirements. Our primary sources of liquidity and capital resources are cash flows generated by the operating, investing and financing activities of our operating subsidiary, NCM LLC, and availability of up to $80.0 million under NCM LLC’s senior secured revolving credit facility entered into in February 2007.

Management believes that future funds generated from our operations and available borrowing capacity of up to $80.0 million under our new revolving credit facility will be sufficient to fund quarterly dividends and other distributions, our debt service requirements, working capital requirements and capital expenditure requirements, through the next 12 months. We made a draw of $10.0 million on the new credit facility at the closing of the IPO to repay amounts outstanding under NCM LLC’s then-existing revolving credit facility and made a draw of $50.8 million on March 15, 2007 to repay remaining amounts owed to the founding members under the prior exhibitor services agreements that, due to timing differences, were funded by the collection by us of related receivables. The amount outstanding as of June 28, 2007 on our revolving credit facility was $43.0 million.

Our short and long term cash requirements consist of minimum annual payments under our operating leases for our headquarters and regional offices and capital expenditures. Minimum annual operating lease requirements associated with our headquarters and regional offices are included in our direct operating expenses, which have historically been satisfied by cash generated from operations. For the remainder of fiscal 2007, we are committed to $0.9 million of annual operating lease payments, and may be required to fund $2.0 million associated with an additional investment in our non-consolidated affiliate IdeaCast, Inc.’s 6% preferred stock if required by IdeaCast, Inc. or if we exercise our option. In addition, NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined, to its members, including the Company. The available cash distribution for the quarter ended June 28, 2007 was approximately $31.4 million, of which $14.0 million was the Company’s portion. The total available cash distribution for the 2007 post-IPO period was approximately $41.1 million, of which $18.4 million was the Company’s portion. The Company will use cash received from the available cash distributions to fund current and future dividends as declared by the Board of Directors, the first of such dividend declared of $0.15 per share which will be paid on September 6, 2007.

Capital expenditures. Capital expenditures have typically been related to equipment required for our network operations center and content production and post-production facilities, digital content system, or DCS, and “back-office” capitalized software upgrades developed primarily by our programmers, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres. Capital expenditures for the 2007 post-IPO period were $3.3 million, while capital expenditures were $0.6 million for the 2007 pre-IPO period and $2.4 million for the six month period ended June 29, 2006. The capital expenditures have typically been satisfied through a combination of cash flow from operations and from financing sources. All capital expenditures related to the digital content network within NCM LLC’s founding members’ theatres have been made by the founding members under the exhibitor services agreements. We expect they will continue to be made by the founding members in accordance with the amended and restated ESAs.

Contractual and Other Obligations

Our contractual obligations at June 28, 2007 were as follows:

	Payments Due by Period
	Total	2007*	2008-2009	2010-2011	After 2011
	($ in millions)
Borrowings	$725.0	$—	$—	$—	$725.0
Future interest on borrowings	399.5	25.2	100.7	101.6	172.0
Office leases	8.8	0.9	3.1	2.5	2.3
Network affiliate agreements	6.6	1.3	3.4	1.7	0.2

Total contractual cash obligations	$1,139.9	$27.4	$107.2	$105.8	$899.5

*	Last six months of our fiscal year

NCM LLC will be obligated to make periodic interest payments on the loans under the senior secured credit facility entered into in February 2007, based on an interest rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. The applicable margin for the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to downward adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (as defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA including the Loews payment). The terms of the new senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. The amounts of future interest payments in the table above are based on the amount outstanding on the term loan, estimated rates of interest over the term of the variable rate portion and the rates in effect on our interest rate swap. In addition, we have a variable rate revolving credit agreement. Debt service requirements under this agreement will depend on the amounts borrowed and the level of the based interest rate.

The amended and restated ESAs entered into at the completion of our IPO require payments based on a combination of founding member attendance and the number of digital screens of each founding member. The former factor will vary from quarter to quarter and year to year as theatre attendance varies while the latter factor will be more predictable but will also vary quarter to quarter and year to year as screens are converted to digital screens and others are added or removed through acquisition, divestiture or closure activities of the founding members. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation. In addition, in connection with NCM LLC’s investment in IdeaCast, Inc., an additional $2.0 million investment in 6% convertible preferred stock of IdeaCast, Inc. may be made, at NCM LLC’s option or at the option of IdeaCast, Inc. at any time prior to June 30, 2008. The amount is not included in the table above as it is not certain when or if such additional investment will be made.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and incorporated by reference herein. As of June 28, 2007, there were no significant changes in those critical accounting policies or estimation procedures.

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

The primary market risk to which we are exposed is interest rate risk. On February 13, 2007, NCM LLC entered into a new $805.0 million senior secured credit facility, comprised of a $725.0 million term facility and $80.0 million revolver facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. On March 2, 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. An increase or decrease in interest rates would affect interest costs relating to the variable portion of our senior secured debt facility which is not covered under the hedging agreement. At June 28, 2007, there was an aggregate of $175.0 million of variable rate debt outstanding on the term portion of our facility that was not covered by interest rate swaps, and $43.0 million of variable rate debt outstanding on the revolver portion of our facility. Based on the interest rate levels in effect on the variable rate debt outstanding at June 28, 2007, a 100 basis point fluctuation in market interest rates would have increased or decreased our interest expense by approximately $2.2 million for an annual period.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of June 28, 2007, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 28, 2007 were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits –

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

10.1	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.*

10.2	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 *

*	Filed herewith.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

Dated:	August 10, 2007	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2007	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)