Form 10-Q
period 2007-09-27
National CineMedia, Inc.
filed 2007-11-09
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2007

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

As of November 6, 2007, 42,000,000 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

	September 27, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22.7	$6.7
Receivables, net of allowance of $1.5 million in 2007 and $1.1 million in 2006	75.0	63.9
Deferred tax assets	2.4	—
Prepaid expenses	2.3	1.6

Total current assets	102.4	72.2

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $15.6 million in 2007 and $12.7 million in 2006	17.4	12.6

OTHER ASSETS:
Debt issuance costs, net	13.6	0.2
Deferred tax assets	297.8	—
Other assets	0.3	5.0
Investment in affiliate	7.1	—

Total other assets	318.8	5.2

TOTAL	$438.6	$90.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5.0	$5.4
Amounts due to founding members	19.0	53.9
Accrued payroll and related expenses	8.4	6.4
Accrued expenses	9.8	5.5
Income taxes payable	17.6	—
Deferred tax liability	0.1	—
Deferred revenue	2.1	3.4

Total current liabilities	62.0	74.6

OTHER LIABILITIES:
Unit option plan payable	—	1.9
Deferred tax liability	55.8	—
Taxes payable to founding members	130.4	—
Interest rate swap agreements and other liabilities	1.0	—
Borrowings	768.0	10.0

Total other liabilities	955.2	11.9

Total liabilities	1,017.2	86.5

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at September 27, 2007	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,000,000 issued and outstanding at September 27, 2007	0.4	—
Retained earnings	16.6	—
Distributions in excess of additional paid in capital	(589.1)	—
Dividends	(6.3)	—
Accumulated other comprehensive income/(loss)	(0.2)	—

Total stockholders’ equity/(deficit)	(578.6)	—

MEMBERS’ EQUITY	—	3.5

TOTAL	$438.6	$90.0

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In millions, except share and per share data)

	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007	Quarter Ended September 28, 2006	Nine Months Ended September 28, 2006
REVENUE:
Advertising (including revenue from founding members of $13.4, $30.7, $0.0, $0.0 and $0.0)	$91.3	$197.1	$20.6	$54.9	$128.2
Administrative fees—founding members	—	—	0.1	0.8	4.3
Meetings and events	6.2	16.5	2.9	4.8	12.5
Other	0.1	0.1	—	0.2	0.2

Total	97.6	213.7	23.6	60.7	145.2

EXPENSES:
Advertising operating costs	3.0	6.2	1.1	2.2	6.0
Meetings and events operating costs	4.3	10.1	1.4	1.5	4.5
Network costs	3.7	9.3	1.7	3.5	10.5
Theatre access fees/circuit share costs—founding members	13.3	30.8	14.4	38.0	88.6
Selling and marketing costs	12.5	27.9	5.2	9.6	27.9
Administrative costs	5.4	13.2	2.8	4.1	11.4
Severance plan costs	0.3	1.3	0.4	0.7	3.4
Depreciation and amortization	1.5	3.3	0.7	1.1	3.4
Other costs	(0.2)	0.6	—	0.4	0.4

Total	43.8	102.7	27.7	61.1	156.1

OPERATING INCOME (LOSS)	53.8	111.0	(4.1)	(0.4)	(10.9)
Interest Expense, Net	16.2	40.7	0.1	0.2	0.3

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	37.6	70.3	(4.2)	(0.6)	(11.2)
PROVISION FOR INCOME TAXES	15.2	28.3	—	—	—
MINORITY INTEREST, NET	13.2	25.4	—	—	—

NET INCOME (LOSS)	$9.2	$16.6	$(4.2)	$(0.6)	$(11.2)

EARNINGS PER SHARE:
Basic	$0.22	$0.40
Diluted	$0.22	$0.39
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,000,000	42,000,000
Diluted	42,107,265	42,175,295

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007	Nine Months Ended September 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16.6	$(4.2)	$(11.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3.3	0.7	3.4
Minority interest	25.4	—	—
Non-cash severance plan and share-based compensation costs	3.5	0.7	4.5
Accretion of interest on the discounted income taxes payable to founding members	6.9	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.3	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables—net	(23.6)	12.6	(15.3)
Increase (decrease) in accounts payable and accrued expenses	10.4	(4.4)	(0.1)
(Decrease) increase in amounts due to founding members	(50.1)	(3.7)	23.3
Payment of severance plan costs	—	—	(3.5)
Increase in income taxes and other	22.7	0.5	—

Net cash (used in) provided by operating activities	16.4	2.2	1.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7.8)	(0.5)	(4.0)
Increase in investment in affiliate	(7.1)	—	—

Net cash used in investing activities	(14.9)	(0.5)	(4.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	882.0	—	—
Payment of offering costs and fees	(52.7)	(0.1)	(1.3)
Payment of dividends	(6.3)	—	—
Proceeds of short-term borrowings from founding members	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	(4.2)
Proceeds from borrowings	870.0	13.0	27.5
Repayments of borrowings	(112.0)	(13.0)	(17.5)
Payment of debt issuance costs	(14.7)	—	—
Proceeds from founding member contributions	3.7	—	0.9
Distribution to founding members	(1,557.1)	—	(0.9)

Net cash provided by (used in) financing activities	12.9	(0.1)	7.5

INCREASE IN CASH AND CASH EQUIVALENTS	14.4	1.6	4.6
CASH AND CASH EQUIVALENTS:
Beginning of period	8.3	6.7	—

End of period	$22.7	$8.3	$4.6

(Continued)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In millions)

	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007	Nine Months Ended September 28, 2006
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$1.3	$0.4	$3.5
Increase in distributions payable to members	$22.7	$—	$—
Contributions from members collected after period end	$3.8	$—	$—
Increase in property and equipment not requiring cash in the period	$0.2	$—	$0.3
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	$123.5	$—	$—
Additional paid-in-capital	$121.4	$—	$—
Deferred offering costs reclassified to equity	$4.7	$—	$1.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$30.5	$0.1	$—
Cash paid for income taxes	$2.7	$—	$—

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in the state of Delaware on October 5, 2006 as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). NCM LLC commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meeting, and Fathom and other event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. (“RCM”), a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.

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

NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing exhibitor services agreements. The remaining proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with the $709.8 million net proceeds from NCM LLC’s new senior secured credit facility, were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split. At September 27, 2007, NCM LLC had 93,850,951 membership units outstanding, of which 42,000,000 (44.8%) were owned by NCM, Inc., 21,230,712 (22.6%) were owned by RCM, 17,474,890 (18.6%) were owned by AMC, and 13,145,349 (14.0%) were owned by Cinemark.

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

The December 28, 2006 consolidated balance sheet information is derived from the audited financial statements of NCM, Inc. and NCM LLC included in our annual report on Form 10-K for the fiscal year ended December 28, 2006 filed with the Securities and Exchange Commission on March 28, 2007. (At December 28, 2006, NCM, Inc. had been formed

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

but was not capitalized; therefore, its balance sheet at that date is not presented herein.) The unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto. The results of operations for the period ended September 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through September 27, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members.

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

The Company has prepared the unaudited condensed consolidated balance sheet as of September 27, 2007 and the unaudited condensed consolidated statements of operations and cash flows for the quarter and nine-month periods ended September 28, 2006, and the period December 29, 2006 through February 12, 2007 and the quarter ended September 27, 2007 and the period February 13, 2007 through September 27, 2007 in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.

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

The founding members received all of the proceeds from the IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of the Securities and Exchange Commission concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost is treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a consolidated stockholders’ deficit. As a minority interest cannot be shown as an asset, the founding members’ interest in NCM LLC’s members’ equity is included in distributions in excess of paid in capital in the accompanying September 27, 2007 balance sheet.

The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year. The meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” Under EITF 04-5, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

non-managing members are not substantive participation rights under EITF 04-5, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the IPO was completed. Administrative fees earned by the Company prior to the IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during 2006 and the 2007 pre-IPO period).

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

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At September 27, 2007, there is one advertising agency group representing approximately 28% of our outstanding gross receivable balance. This risk is reduced by dealing with large, nationwide firms who have a strong industry reputation.

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

Network Affiliate Agreements—Network affiliate agreements were contributed at NCM LLC’s formation at the net book value of the founding members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of a percentage of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.0 million, $0.1 million, $0.2 million, $0.1 million and $0.7 million for the quarter ended September 27, 2007, quarter ended September 28, 2006, 2007 post-IPO period, 2007 pre-IPO period and the nine month period ended September 28, 2006, respectively.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments—The Company’s investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that we consider to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. If the Company determines that impairment in the value of investment securities is other than temporary, based on various factors including management’s judgment, then the related loss would be recorded in the consolidated statement of operations.

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

Interest Rate Swap—NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of our variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis we perform an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company’s unaudited condensed consolidated balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at September 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

Comprehensive Income—The components of comprehensive income (loss) are as follows (in millions):

	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007	Quarter Ended September 28, 2006	Nine Months Ended September 28, 2006
COMPREHENSIVE INCOME (LOSS):
Net Income (Loss) (as reported on Condensed Consolidated Statements of Operations), net of tax	$9.2	$16.6	$(4.2)	$(0.6)	$(11.2)
Unrealized gain/(loss) on cash flow hedge, net of tax	(5.4)	(0.2)	—	—	—

Total, net of tax	$3.8	$16.4	$(4.2)	$(0.6)	$(11.2)

Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation and the valuation of investments in absence of market data. Actual results could differ from those estimates.

Reclassifications—Certain amounts in prior years’ financial statements have been reclassified to conform to the current year presentation.

5.	RECENT ACCOUNTING PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this interpretation on February 13, 2007, the date at which the Company began to account for income taxes within its consolidated accounts. The impact of the Company’s assessment of its tax positions in accordance with FIN 48 did not have a material effect on the Company’s results of operations, financial condition or liquidity.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects its investment in IdeaCast, Inc. (see Note 7) to be measured for fair value based on unobservable inputs (level 3) and is assessing the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity, which it does not expect to be significant.

In June 2007, the FASB ratified EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for annual period beginning after December 15, 2007. The Company is assessing the impact that EITF 06-11 will have on its financial statements, which it does not expect to be significant.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these investments in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is assessing the impact that SFAS No. 159 will have on its results of operations, financial condition and liquidity, which it does not expect to be significant.

6.	INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007
Federal and State :
Current	$11.9	$20.7
Deferred	3.3	7.6

Total income tax provision	$15.2	$28.3

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and minority interest by the U.S. federal statutory rate of 35% was (in millions):

	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007
Provision calculated at federal statutory income tax rate	$13.2	$24.6
State and local income taxes, net of federal benefit	1.9	3.5
Other	0.1	0.2

Total income tax provision	$15.2	$28.3

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

As of September 27, 2007
Deferred tax assets:
Excess of tax basis in assets over book basis	$290.2
Other	10.0

Total deferred tax assets	$300.2

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members	$55.8
Other	0.1

Total deferred tax liabilities	$55.9

The Company has provided total income taxes, as follows (in millions):

	Quarter Ended September 27, 2007		Period February 13, 2007 through September 27, 2007
	Pre-Tax Amount	Income Tax Provision	Pre-Tax Amount	Income Tax Provision
Income before income taxes and minority interest	$37.6	$15.2	$70.3	$28.3
Minority interest	22.1	8.9	42.5	17.1
Other comprehensive income, net of minority interest	(9.0)	(3.6)	(0.4)	(0.2)

Total		$20.5		$45.2

The payments made to the founding members at the date of the IPO that were accounted for as distributions under generally accepted accounting principles created amortizable basis for federal income tax purposes. NCM, Inc. and the founding members entered into a tax receivable agreement under which NCM, Inc. will effectively make cash payments

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized as a result of this amortization. NCM, Inc. recorded a deferred tax asset equal to the future tax benefits of the tax amortization, valued at $299.9 million and a credit to a long-term payable to founding members of $270.0 million, which was recorded at its original present value of $123.5 million. We recorded accretion of interest on the discounted payable related to the tax sharing agreement of $2.7 million for the quarter ended September 27, 2007 and $6.9 million for the post-IPO period. The discount on the liability is a temporary difference that resulted in a deferred tax liability of $58.6 million at its original amount.

In assessing the realizable value of deferred tax assets, primarily arising in connection with the IPO, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has not recorded a valuation allowance against deferred tax assets at September 27, 2007 as management believes it is more likely than not that the deferred tax assets will be realized in future periods.

Prior to February 13, 2007, as an LLC, NCM LLC allocated all of its earnings to its founding members.

7.	INVESTMENT IN AFFILIATE

On June 26, 2007, NCM LLC invested $5.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc., a provider of advertising to fitness centers and health clubs throughout the United States. On September 27, 2007, NCM LLC invested an additional $2.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. The amount of IdeaCast, Inc. 6% convertible preferred stock owned by NCM LLC at September 27, 2007 is convertible into a minority interest of IdeaCast, Inc.’s common stock. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gave the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale even though it is not the Company’s intent to sell these securities. The estimated fair value of the securities at September 27, 2007 is equal to cost based on management’s judgment, as these securities are not publicly traded. As a result, there were no gains or losses recorded in other comprehensive income for the investment in debt securities for the three or nine months ended September 27, 2007. Management’s assessment considered that there have been no significant changes in the prospects of IdeaCast’s business since the original investment and the decision to make a follow-on investment.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of fiscal 2008. The Company expects our investment in IdeaCast, Inc. to be measured for fair value based on unobservable inputs (level 3) and is assessing the impact that SFAS No. 157 will have on our results of operations, financial condition and liquidity, which we do not expect to be significant.

A further agreement was entered into whereby, at the option of NCM LLC during the period June 30, 2008 through December 2009, a further investment may be made by NCM LLC to purchase common stock of IdeaCast, Inc. at a predetermined valuation formula, to bring NCM LLC’s total investment to approximately 50.1% of the capital stock of IdeaCast, Inc. (on a fully diluted basis assuming conversion of all of the 6% convertible preferred stock). The option to purchase common stock of IdeaCast, Inc. has not yet been exercised. The companies also entered into a shared services agreement which will allow for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by IdeaCast for the quarter ended September 27, 2007 and the 2007 post-IPO period were not material to NCM.

8.	CAPITAL STOCK

As of September 27, 2007, the Company has authorized capital stock of 120,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. The Company issued 42,000,000 shares of common stock and 268,184 restricted shares in connection with the IPO as described in Note 2 above. No shares of preferred stock were issued or outstanding at September 27, 2007. The Company has 2,576,000 shares reserved for issuance under its Equity Incentive Plan. As of September 27, 2007 and September 28, 2006, options to acquire 1,819,906 shares and 1,116,266 units, as converted, respectively, were outstanding under the equity incentive plan. As of September 27, 2007, 271,845 restricted shares were outstanding under the equity incentive plan.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	RELATED-PARTY TRANSACTIONS

2007 Pre-IPO Period –

At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007		Quarter Ended September 28, 2006		Nine Months Ended September 28, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$0.0	$11.1	$0.0	$27.1	$0.2
Cinemark	3.7	0.1	8.3	0.0	18.9	0.3
Regal	6.6	0.0	18.6	0.8	42.6	3.8

Total	$14.4	$0.1	$38.0	$0.8	$88.6	$4.3

NCM LLC’s administrative services fee was earned at a rate of 32% of the legacy contract value for the 2007 pre-IPO period and the quarter and nine months ended September 28, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

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

2007 Post-IPO Period –

Pursuant to the amended and restated ESAs in place since the close of the IPO, we make monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. The theatre access fee replaced the circuit share expenses. Also, under the amended and restated ESAs, NCM LLC records revenue for payments from the founding members for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended September 27, 2007 is $13.3 million and for the 2007 post-IPO period is $30.8 million. The total revenue related to the beverage concessionaire agreements for the quarter ended September 27, 2007 is $13.4 million and for the 2007 post-IPO period is $30.7 million. In addition, pursuant to the amended and restated ESAs, we make monthly payments to the founding members for use of their screens and theatres for our meetings and events business. These payments are at agreed upon

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rates based on the nature of the event. Payments to the founding members for these events totaled $0.9 million for the quarter ended September 27, 2007 and $2.4 million for the 2007 post-IPO period.

Amounts due to/(from) founding members at September 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$0.2	$0.3	$0.4
Cost and other reimbursement	—	—	(0.2)	(0.2)
Distributions payable, net	3.8	5.7	9.3	18.8

Total	$3.7	$5.9	$9.4	$19.0

On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. In accordance with the Loews screen integration agreement, AMC will pay us amounts based on an agreed-upon calculation to reflect amounts that approximate what NCM LLC would have generated if we were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments will be made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the quarter ended September 27, 2007 the Loews payment, included in the due to/(from) founding members at September 27, 2007 is $3.8 million. For the 2007 post-IPO period, the Lowes payment is $7.5 million. The Loews payment is recorded directly to NCM LLC’s members’ equity account.

Other –

During the quarter ended September 27, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended September 28, 2006 and the nine months ended September 28, 2006, AMC and Regal purchased $0.4 million, $1.0 million, $0.1 million, $0.5 million and $1.5 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period, and quarter and nine month periods ended September 28, 2006.

Included in media and events operating costs is $1.7 million, $2.7 million, $0.2 million, $0.5 million and $1.7 million for the quarter ended September 27, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended September 28, 2006 and the nine months ended September 28, 2006, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

During the quarter ended September 27, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended September 28, 2006 and the nine months ended September 28, 2006, severance expense and the related capital contribution recognized for amounts under the Regal option plan were $0.3 million, $1.3 million, $0.4 million, $0.7 million and $3.4 million, respectively. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution equal to this severance plan expense.

10.	BORROWINGS

Long-Term Borrowings –

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

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan will be due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at September 27, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at September 27, 2007 was $43.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. The applicable margin for the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. As of September 27, 2007, the interest rate on the term loan was 7.46%; the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% and the weighted-average interest rate on the revolver was 7.64%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and ratio requirements, with which, at September 27, 2007, the Company was in compliance. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.

11.	SHARE-BASED COMPENSATION

On April 4, 2006, NCM LLC’s board of directors approved the NCM LLC 2006 Unit Option Plan, under which 1,131,728 units were outstanding as of December 28, 2006. Under certain circumstances, holders of unit options could put the options to NCM LLC for cash. As such, the Unit Option Plan was accounted for as a liability plan and the liability was measured at its fair value at each reporting date. The valuation of the liability was determined based on provisions of SFAS No. 123(R), and factored into the valuation that the options were granted in contemplation of an IPO. The Company used the estimated pricing of the IPO at the time of the grant to determine the equity value, for each unit underlying the options. The Unit Option Plan allowed for additional equity awards to be issued to outstanding option holders in the event of the occurrence of an IPO, with the purpose of the additional option awards or restricted units being to ensure that the economic value of outstanding unit options, as defined in the agreement, held just prior to an IPO was maintained by the option holder immediately after the offering.

At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. There are 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Under the Equity Incentive Plan, the Company issued stock options on 1,589,625 shares of common stock to holders of outstanding unit options in substitution of the unit options and also issued 262,466 shares of restricted stock. In connection with the conversion at the date of the IPO, and pursuant to the antidilution adjustment terms of the Unit Option Plan, the exercise price and the number of shares of common stock subject to options held by the Company’s option holders were adjusted to prevent dilution and restore their economic position to that existing immediately before the IPO. The Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the existing liability under the Unit Option Plan at the end of the 2007 pre-IPO period of $2.3 million was reclassified to equity at the IPO date.

Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. The options vest annually over periods between 59 through 71 months and have either 10-year or 15-year contractual terms.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 28, 2006	1,131,728	$23.85
Granted	271,500	22.28
Exercised	—	—
Anti-dilution adjustments made to outstanding options in connection with the plan conversion	457,897	16.98
Forfeited	(41,219)	18.72

Outstanding at September 27, 2007	1,819,906	$17.73	14.3	$8.8
Vested at September 27, 2007	—	—	—	—

Exercisable at September 27, 2007	—	$—	—	$—

The weighted-average grant-date fair value of options granted during the third quarter of 2007 was $6.81. The Company has estimated the fair value of these options at $5.46 to $8.17 per share based on the Black-Scholes option pricing model. The Black-Scholes model requires that the Company make estimates of various factors used, as noted below. The fair value of the options is being charged to operations over the vesting period.

The following assumptions were used in the valuation of the options:

•

Expected life of options—6.5 to 9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in SEC Staff Accounting Bulletin 102).

•	Risk free interest rate—4.6% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•	Expected volatility—30.0%. Expected volatility was estimated based on comparable companies and industry indexes for historic stock price volatility.

•	Dividend yield—3.0%. The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy after the IPO.

Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. The executive forfeiture rate is not significant, because a substantial number of options are held by a few executives of the Company who are expected to continue employment through the vesting period. A forfeiture rate of 5% was estimated for all non-executive employees to reflect the potential separation of employees. The Company expects approximately 1,729,000 of the outstanding options to vest.

The Company recognized $0.6 million, $1.5 million, $0.3 million, $0.8 million and $1.1 million for the quarter ended September 27, 2007, the 2007 post-IPO period, the 2007 pre-IPO period, the quarter ended September 28, 2006 and the nine months ended September 28, 2006, respectively, of share-based compensation expense for these options and no amounts were capitalized. The income tax benefit recognized in the income statement for share-based compensation was

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$0.2 million for the quarter ended September 27, 2007 and $0.6 million for the 2007 post-IPO period. There was no income tax provision prior to the IPO. As of September 27, 2007, unrecognized compensation cost related to nonvested options was approximately $9.3 million, which will be recognized over a remaining period of between 51 and 63 months.

Non-vested Stock—The Company implemented a restricted stock program as part of the Equity Incentive Plan. The plan provides for restricted stock awards to officers, board members and other key employees. Under the restricted stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse (generally at the start of each subsequent calendar year), the award vests in that proportion. There were no shares of restricted stock granted during the third quarter of 2007 or 2006. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. The restricted stock vests in equal annual installments over a five-year period, except awards to non-employee directors, which vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

The following table represents the shares of non-vested stock that were granted during the period and outstanding as of September 27, 2007:

Period February 13, 2007 through September 27, 2007
Non-vested at December 28, 2006	—
Granted during period February 13, 2007 through September 27, 2007	275,184
Forfeited	(3,339)

Non-vested as of September 27, 2007	271,845

The forfeiture rates are consistent with the rates used for options. The Company recorded $0.3 million and $0.8 million compensation expense related to such outstanding restricted shares during the quarter ended September 27, 2007 and the period February 13, 2007 through September 27, 2007, respectively and no amounts were capitalized. The income tax benefit recognized in the income statement for share-based compensation was $0.1 million for the quarter ended September 27, 2007 and $0.3 million for the 2007 post-IPO period. As of September 27, 2007, unrecognized compensation cost related to non-vested restricted stock was approximately $4.8 million, which will be recognized over a remaining period of between 5 months and 63 months.

NATIONAL CINEMEDIA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007
Net Income (in millions)	$9.2	$16.6

Weighted average shares outstanding:
Basic	42,000,000	42,000,000
Add: Dilutive effect of stock options and restricted stock	107,265	175,295

Diluted	42,107,265	42,175,295

Earnings per share:
Basic	$0.22	$0.40
Diluted	$0.22	$0.39

The effect of the 51,850,951 convertible NCM LLC common units held by the founding members at September 27, 2007 has been excluded from the calculation of diluted weighted average shares and earnings per share as they are antidilutive due to interest expense arising from accretion of the discount on the taxes payable to founding members which is not allocable to the minority interest.

13.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

14.	SUBSEQUENT EVENT

On October 30, 2007, the Company declared a cash dividend of $0.15 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on November 21, 2007. The Company will use available cash to pay the dividend on December 6, 2007.

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

The following unaudited pro forma condensed consolidated statements of operations for the nine months ended September 27, 2007 and the quarter and nine months ended September 28, 2006 present the consolidated results of operations of NCM, Inc. assuming the initial public offering, reorganization and senior secured credit facility transactions discussed in detail in our Form 10-K filed with the Securities and Exchange Commission on March 28, 2007 for the fiscal year ended December 28, 2006 had been completed and the material changes to contractual arrangements, which occurred in connection with the completion of the IPO and related transactions described had become effective as of December 30, 2005. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on our operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma condensed consolidated statements of operations and principally include the matters set forth below.

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

Legacy contracts are those advertising contracts entered into by Regal and AMC prior to the formation of NCM LLC that were retained by Regal and AMC and managed by NCM LLC for a fee.

The transaction adjustments result from:

•	the replacement of employee unit options with Company stock options and the grant of additional stock options and restricted stock tied to the unit options;

•	the completion of the offering and the use of proceeds therefrom, including NCM, Inc.’s acquisition of 44.8% of the common membership units of NCM LLC;

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Nine Months Ended September 27, 2007

($ in millions, except per share data)

	Pre-IPO period December 29, 2006 through February 12, 2007 Historical	Post-IPO period February 13, 2007 through September 27, 2007 Historical	Contractual Adjustments	Transaction Adjustments	Nine Months Ended September 27, 2007 Pro Forma, As Adjusted
Revenue:
Advertising	$20.6	$197.1	$6.2	$—	$223.9
Administrative fees—founding members	0.1	—	—	—	—
Meetings and events	2.9	16.5	(0.1)	—	19.4
Other	—	0.1	—	—	0.1

TOTAL REVENUE	23.6	213.7	6.1	—	243.4

Expenses:
Advertising operating costs	1.1	6.2	—	—	7.3
Meetings and events operating costs	1.4	10.1	—	—	11.5
Network costs	1.7	9.3	—	—	11.0
Circuit share costs/theatre access fees—founding members	14.4	30.8	(7.7)	—	37.5
Selling and marketing costs	5.2	27.9	—	—	33.1
Administrative costs	2.8	13.2	—	0.1	16.1
Severance plan costs	0.4	1.3	—	—	1.7
Depreciation and amortization	0.7	3.3	—	—	4.0
Other	—	0.6	—	—	0.6

TOTAL EXPENSES	27.7	102.7	(7.7)	0.1	122.8

Operating Income/(Loss)	(4.1)	111.0	13.8	(0.1)	120.6
Interest expense, net	0.1	40.7	—	8.1	48.9

Income/(Loss) before income taxes and minority interest	(4.2)	70.3	13.8	(8.2)	71.7

Provision for income taxes	—	28.3	—	0.7	29.0

Minority interest, net	—	25.4	—	0.9	26.3

NET INCOME/(LOSS)	$(4.2)	$16.6	$13.8	$(9.8)	$16.4

Earnings per share:
Basic					$0.39
Diluted					$0.39

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Nine Months Ended September 28, 2006

($ in millions, except per share data)

	Nine Months Ended September 28, 2006 Historical	Contractual Adjustments	Transaction Adjustments	Nine Months Ended September 28, 2006 Pro Forma, As Adjusted
Revenue:
Advertising	$128.2	$47.2	$—	$175.4
Administrative fees – founding members	4.3	(4.3)	—	—
Meetings and events	12.5	—	—	12.5
Other	0.2	—	—	0.2

TOTAL REVENUE	145.2	42.9	—	188.1

Expenses:
Advertising operating costs	6.0	—	—	6.0
Meetings and events operating costs	4.5	—	—	4.5
Network costs	10.5	—	—	10.5
Circuit share costs/theatre access fees – founding members	88.6	(53.5)	—	35.1
Selling and marketing costs	27.9	—	—	27.9
Administrative costs	11.4	—	0.4	11.8
Severance plan costs	3.4	—	—	3.4
Depreciation and amortization	3.4	—	—	3.4
Other	0.4	—	—	0.4

TOTAL EXPENSES	156.1	(53.5)	0.4	103.0

Operating Income/(Loss)	(10.9)	96.4	(0.4)	85.1
Interest expense, net	0.3	—	48.4	48.7

Income/(Loss) before income taxes and minority interest	(11.2)	96.4	(48.8)	36.4

Provision for income taxes	—	—	14.5	14.5

Minority interest, net	—	—	12.1	12.1

NET INCOME/(LOSS)	$(11.2)	$96.4	$(75.4)	$9.8

Earnings per share:
Basic				$0.23
Diluted				$0.23

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Quarter Ended September 28, 2006

($ in millions, except per share data)

	Quarter Ended September 28, 2006 Historical	Contractual Adjustments	Transaction Adjustments	Quarter Ended September 28, 2006 Pro Forma, As Adjusted
Revenue:
Advertising	$54.9	$14.0	$—	$68.9
Administrative fees – founding members	0.8	(0.8)	—	—
Meetings and events	4.8	—	—	4.8
Other	0.2	—	—	0.2

TOTAL REVENUE	60.7	13.2	—	73.9

Expenses:
Advertising operating costs	2.2	—	—	2.2
Meetings and events operating costs	1.5	—	—	1.5
Network costs	3.5	—	—	3.5
Circuit share costs/theatre access fees – founding members	38.0	(26.4)	—	11.6
Selling and marketing costs	9.6	—	—	9.6
Administrative costs	4.1	—	0.2	4.3
Severance plan costs	0.7	—	—	0.7
Depreciation and amortization	1.1	—	—	1.1
Other	0.4	—	—	0.4

TOTAL EXPENSES	61.1	(26.4)	0.2	34.9

Operating Income/(Loss)	(0.4)	39.6	(0.2)	39.0
Interest expense, net	0.2	—	16.1	16.3

Income/(Loss) before income taxes and minority interest	(0.6)	39.6	(16.3)	22.7

Provision for income taxes	—	—	9.1	9.1

Minority interest, net	—	—	7.6	7.6

NET INCOME/(LOSS)	$(0.6)	$39.6	$(33.0)	$6.0

Earnings per share:
Basic				$0.16
Diluted				$0.16

Notes to the Pro Forma Condensed Consolidated Statements of Operations:

1.	Contractual adjustments represent the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the amended and restated ESAs, based on the actual revenue generated from those legacy contracts and the reversal of the related legacy contract administrative fees historically recorded by NCM LLC. Legacy advertising contracts are those contracts signed by RCM and AMC prior to the formation of NCM LLC. In addition, adjustments include the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the exhibitor services agreements, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Contractual adjustments also include the change in circuit share payments pursuant to the exhibitor services agreements. Under the terms of the prior exhibitor service agreements with the founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the amended and restated ESAs, the theatre access fee payments will initially be based on a per attendee and per digital screen calculation.

2.	Transaction adjustments represent interest expense on the senior secured lending facility, including amortization of deferred financing fees, over the term of the new senior secured credit facility of approximately $0.5 million per quarter. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. In addition, an adjustment to reflect minority interest expense is included, net of income tax expense/(benefit), resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering. Transaction adjustments also include adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM, Inc., and the accretion of interest on the discounted payable related to the tax sharing agreement of approximately $2.8 million per quarter.

3.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the offering are outstanding over the entire period. Diluted earnings per share is calculated assuming that the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method). The convertible common membership units of the founding members (which aggregate 51,850,951 shares) are not included as they are antidilutive, due to inclusion in interest expense of non-cash accretion of the discounted tax payable to founding members which is not deducted by NCM LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 28, 2007 with the Securities and Exchange Commission for the Company’s fiscal year ended December 28, 2006. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statement and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K filed on March 28, 2007 with the Securities and Exchange Commission for the Company’s fiscal year ended December 28, 2006.

Our historical financial data discussed below prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO.

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

The results of operations data for the quarter and nine months ended September 28, 2006 and the period December 28, 2006 through February 12, 2007 (the “2007 pre-IPO period”), and the summary balance sheet data as of December 28, 2006 presented herein, were derived from the historical financial statements of NCM LLC. The financial statements for the 2007 pre-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, specific events or facts and other methods management considered to be a reasonable reflection of the results for such period. The results of operations data for the quarter ended September 27, 2007 and the period February 13, 2007 through September 27, 2007 (the “2007 post-IPO period”) were derived from the unaudited condensed consolidated financial results of NCM, Inc. The historical financial data of NCM LLC may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the historical periods presented.

Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings business and Fathom events business. We have long-term exhibitor services agreements with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The exhibitor services agreements with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres using our digital content network technology. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary digital content network technology. In excess of 90% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Management confers monthly to discuss and analyze significant variances in an effort to identify trends and changes in our business. As noted below, we focus on changes in EBITDA, Adjusted EBITDA and Adjusted EBITDA margin as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), advertising revenue per founding member attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and revolving credit facility availability to ensure that debt and declared dividend obligations can be met.

The following table presents operating data and EBITDA on a historical and a pro forma basis. See “—EBITDA” below for a discussion of the calculation of adjusted EBITDA and reconciliation to net income.

	Historical					Pro Forma
	Quarter Ended Sept. 27, 2007	Post-IPO Period Ended Sept. 27, 2007	Pre-IPO Period Ended February 13, 2007	Quarter Ended Sept. 28, 2006	Nine Months Ended Sept. 28, 2006	Quarter Ended Sept. 28, 2006	Nine Months Ended Sept. 27, 2007	Nine Months Ended Sept. 28, 2006
	(In millions)
Revenue	$97.6	$213.7	$23.6	$60.7	$145.2	$73.9	$243.4	$188.1
Operating income/ (loss)	$53.8	$111.0	$(4.1)	$(0.4)	$(10.9)	$39.0	$120.6	$85.1
Adjusted EBITDA	$56.5	$117.8	$(2.7)	$2.2	$(3.0)	$42.0	$128.9	$93.6
Adjusted EBITDA margin	57.9%	55.1%	NM	3.6%	NM	56.8%	53.0%	49.8%

Our operating results may be affected by a variety of internal and external factors and trends described more fully in “Results of Operations—Factors Affecting Comparability of Results of Operations” and in “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006.

Basis of Presentation

The results of operations data for the quarter and nine months ended September 28, 2006 and the 2007 pre-IPO period, and the summary balance sheet data as of December 28, 2006, were derived from the historical financial statements and accounting records of NCM LLC. The results of operations data for the quarter ended September 27, 2007 and the 2007 post-IPO period were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. that include the accounts of NCM LLC, which is a 44.8% owned consolidated subsidiary.

Factors Affecting Comparability of Results of Operations

Upon becoming a member of NCM LLC, each founding member entered into an exhibitor services agreement with NCM LLC, which remained in effect until the founding members entered into amended and restated ESAs upon the completion of the IPO. At NCM LLC’s formation, each of AMC and Regal retained their pre-existing advertising contracts and NCM LLC administered those contracts on behalf of those founding members for an administrative fee equal to a percentage of total revenue (32% for the periods through February 12, 2007). Over time as these “legacy” advertising contracts were fulfilled and NCM LLC entered into new contracts directly with advertisers, the administrative fees declined and our advertising revenue increased. The total underlying legacy contract value was approximately equal to our administrative fees during that period divided by the 32% administrative fee percentage. In addition, because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our digital content network. On October 5, 2006, Cinemark completed the acquisition of the Century theatre circuit, and the Century screens were added to our network on an exclusive basis in November 2006. The timing of the addition of the Cinemark and Century theatres to our network affects the comparability of results from the periods as they were not included in the results for the full quarter ended September 28, 2006.

We believe that one of the most meaningful metrics to ascertain the growth of our advertising revenue among all historical periods presented is the total amount of our advertising revenue, excluding advertising revenue associated with the founding member beverage concessionaire agreements, plus the legacy contract value, which we refer to as “advertising contract value”. The trend of total advertising contract value, divided by the total number of founding member attendees, which we refer to as “total advertising contract value per founding member attendee” is also a measure that we use to track our revenue performance. We believe that these metrics are helpful to analyze advertising revenue performance across our reporting periods, while providing a measure of revenue which is independent of the number of screens in our network and corresponding attendance for which advertising services are being provided.

Under the amended and restated ESAs that became effective on February 13, 2007, NCM LLC total advertising revenue has increased significantly due to the payments from the founding members for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at an agreed upon rate. In addition, as discussed above, the conversion from circuit share to theatre access fee structure will reduce the payments made to the founding members as a percentage of advertising revenue.

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

The following table presents total advertising contract value and operating expenses per founding member attendee for the Company for the quarter ended September 27, 2007 and the 2007 post-IPO period and for NCM LLC for the 2007 pre-IPO period and the quarter ending September 28, 2006, which will be discussed further below.

	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007	Quarter Ended September 28, 2006	Nine Months Ended September 28, 2006
Total advertising contract value ($ in millions)	$91.3	$197.1	$20.9	$57.4	$141.6
Total advertising contract value per founding member attendee	$0.59	$0.55	$0.31	$0.44	$0.37
Total operating expense per founding member attendee	$0.19	$0.20	$0.19	$0.17	$0.17
Total operating expense as a percentage of revenues	30.9%	33.0%	54.7%	36.9%	44.1%

Results of Operations

Quarter ended September 27, 2007 and September 28, 2006

Revenue. Total revenue of the Company for the quarter ended September 27, 2007 was $97.6 million as compared to $60.7 million during the quarter ended September 28, 2006, an increase of $36.9 million, or 60.8%. The increase was primarily the result of payments from the founding member beverage agreements, increase in national advertising inventory utilization, an increase in local and regional advertising sales, the conversion or assignment of certain legacy contracts and increasing meetings and events revenue. The national advertising revenue increase of 47.1% related primarily to an increase in national advertising inventory utilization to 93.1% from 81.6% in the comparable quarter last year, an increase in non-inventory on-screen and lobby revenue and a 17.9% increase in founding member attendance. The increase in founding member attendance related primarily to an approximate 9% increase in screens associated with a pre-IPO acquisition and a favorable film mix. CPM is relatively flat due to our focus on broadening our client base and advertising categories, competitive pressures and acceptance of some last minute scatter contracts. Local and regional advertising revenue increased by 25.6% primarily due to an increase in screens, time sold and a strong film slate. The meeting and events revenue increase related primarily to an increase in event count of approximately 35.5% despite an approximate 4.7% decrease in average revenue per event.

Total advertising contract value per founding member attendee for the Company for the quarter ended September 27, 2007 was $0.59, while the total advertising contract value per founding member attendee was $0.44 during the quarter ended September 28, 2006. The increase in the advertising contract value per founding member attendee of approximately 34.1% was primarily the result of increased utilization through increased expenditures from certain existing clients and the expansion of our advertising client base as well as an increase in sales of non-inventory on-screen and lobby revenue.

Operating expenses. Total operating expenses for the quarter ended September 27, 2007 were $30.2 million as compared to $22.4 million for the quarter ended September 28, 2006. The increase of 34.8% for the third quarter of 2007 versus total operating expenses for the third quarter of 2006 was primarily the result of the increase in sales commissions and event costs associated with the increase in revenue discussed above and increased expenses due to an increase in film ticket and concession expenses associated with CineMeetings meeting and a movie events, additional staffing and infrastructure required to support the increase in the number of advertising contracts, expansion of the network and public company compliance costs.

Total operating expenses per founding member attendee for the Company for the quarter ended September 27, 2007 were $0.19, while the total operating expenses per founding member attendee were $0.17 during the quarter ended September 28, 2006. The increase was primarily the result of an increase in lower margin CineMeetings events and other factors discussed in the previous paragraph, partially offset by better absorption of the fixed nature of many of our operating expenses associated with our advertising business. Operating expenses as a percentage of revenues was 30.9% for the quarter ended September 27, 2007 as compared to 36.9% for the quarter ended September 28, 2006. The decrease in the percentage is the result of higher revenue levels discussed above, but also is a result of the scalable nature of components of our operating expenses.

Circuit share expense/theatre access fee. Theatre access fees of the Company for the quarter ended September 27, 2007 were $13.3 million, while circuit share expense was $38.0 million during the quarter ended September 28, 2006. Total theatre access fees as a percentage of revenue of the Company for the third quarter of 2007 was 13.6%, while the total circuit share expense as a percentage of revenue was 62.6% for the third quarter of 2006. The decrease for the third quarter of 2007 versus the NCM LLC third quarter of 2006 was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO as discussed above. The theatre access fee reflects a payment of $0.07 per founding member attendee plus $800 per founding member digital screen per year, while the circuit share was 68% of advertising revenue and a share of the meetings and events revenue.

Net income (loss). Net income generated by the Company for the quarter ended September 27, 2007 was $9.2 million, while there was a net loss of $0.6 million during the quarter ended September 28, 2006. The increase in the profitability was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in operating and selling and marketing costs associated with the increased revenue, higher interest expense associated with the new credit facilities, provision for income taxes, minority interest expense and increased administrative costs associated with the new corporate structure. The comparability of the net income of the periods presented is limited due to the size of our network and changes in the corporate structure and capitalization as discussed above.

2007 Post-IPO Period and the 2007 Pre-IPO Period and the Nine Months Ended September 28, 2006

Revenue. Total revenue of the Company for the 2007 post-IPO period was $213.7 million, while total revenue for the 2007 pre-IPO period was $23.6 million, as compared to $145.2 million during the nine months ended September 28, 2006. The increase was primarily the result of payments from the founding member beverage agreements, increase in national advertising inventory utilization, an increase in local and regional advertising sales, the conversion or assignment of certain legacy contracts and increasing meetings and events revenue. The national advertising revenue increase of 50.9% related primarily to an increase in national advertising inventory utilization to 82.1% from 72.3%, a 1.7% increase in CPMs, an increase in non-inventory on-screen and lobby revenue and a 10% increase in founding member attendance. The increase in founding member attendance related primarily to an approximate 9% increase in screens associated with a pre-IPO acquisition and a favorable film mix. Local and regional advertising revenue increased by 27.7% primarily due to an increase in screens, time sold and a strong film slate. The meeting and events revenue increase of 55.2% related primarily to an increase in event count of approximately 52.0%.

Total advertising contract value per founding member attendee for the Company for the 2007 post-IPO period was $0.55, while the total advertising contract value per founding member attendee was $0.31 for the 2007 pre-IPO period and $0.37 during the nine months ended September 28, 2006. The approximate 37.8% increase in the advertising contract value per founding member for the combined 2007 post-IPO period and 2007 pre-IPO period versus the nine months ended September 28, 2006 was primarily the result of increased utilization through an increase in expenditures from certain existing clients and the expansion of our advertising client base. The increase was also due to an increase in sales of non-inventory on-screen and lobby revenue, such as the sale of branded content segments, cell phone trailer segments and lobby promotional items.

Operating expenses. Total operating expenses for the 2007 post-IPO period were $70.6 million, $12.9 million during the 2007 pre-IPO period and $64.1 million for the nine months ended September 28, 2006. The increase of the combined 2007 post-IPO period and 2007 pre-IPO period versus total operating expenses for the nine months ended September 28, 2006 was primarily the result of the increase in sales commissions and event costs associated with the increase in revenue discussed above and increased expenses due to additional staffing and infrastructure required to support the increase in the number of advertising contracts, expansion of the network and public company compliance costs.

Non-cash costs associated with our equity incentive plan also contributed to the increase in administrative expenses. Share-based compensation expense for the 2007 post-IPO period was $2.2 million, while the expense was $0.3 million for the 2007 pre-IPO period and $1.1 million for the nine months ended September 28, 2006. The increase in share-based compensation expense is primarily due to the plan being in place for the entire 2007 post-IPO and 2007 pre-IPO periods, while it was only in place for six months of the nine months ended September 28, 2006 as the options were originally issued in the second quarter of 2006. See the information provided under Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this document for additional details.

Total operating expenses per founding member attendee for the Company for the 2007 post-IPO period was $0.20, $0.19 for the 2007 pre-IPO period and $0.17 during the nine months ended September 28, 2006. The 37.8% increase in total operating expenses per founding member for the combined 2007 post-IPO period and 2007 pre-IPO period versus the nine months ended September 28, 2006 was primarily the result of increased revenue and related expenses associated with the lower-margin meetings and events businesses, offset by the fixed nature of many of our operating expenses associated with our advertising business. Operating expenses as a percentage of revenues for the 2007 post-IPO period was 33.0%, for the

2007 pre-IPO period was 54.7% and for the nine months ended September 28, 2006 was 44.1%. The decrease in the 2007 post-IPO period percentage is primarily the result of higher advertising revenue levels discussed above and the scalable nature of several components of our operating expenses.

Circuit share expense/theatre access fee. Theatre access fees of the Company for the 2007 post-IPO period were $30.8 million, while circuit share expense was $14.4 million during the 2007 pre-IPO period and $88.6 million during nine months ended September 28, 2006. The decrease for the 2007 post-IPO period versus the NCM LLC 2007 pre-IPO period and the nine months ended September 28, 2006 was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO as discussed above. Total theatre access fees as a percentage of revenue of the Company for the 2007 post-IPO period were 14.4%, while the total circuit share expense as a percentage of revenue was 61.0% for the 2007 pre-IPO period and 61.0% during the nine months ended September 28, 2006. The decrease in the theatre access fee as a percentage of revenue for the 2007 post-IPO period was the result of the change in the structure of the theatre access fee as compared to the circuit share payments prior to the amendment and restatement of the ESAs, as previously discussed.

Net income (loss). Net income generated by the Company for the 2007 post-IPO period was $16.6 million, while for the 2007 pre-IPO period there was a net loss of $4.2 million and there was a net loss of $11.2 million during the nine months ended September 28, 2006. The increase in the profitability of the Company for the 2007 post-IPO period versus the periods prior to the IPO was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in interest expense associated with the new credit facilities and the income taxes and expenses associated with the tax receivable agreement and minority interest expense associated with the new corporate structure. The comparability of the net income of the periods presented is limited due to the differing lengths of the periods, size of our network and changes in the corporate structure and capitalization as discussed above.

EBITDA

EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, non-cash unit based costs and deferred stock compensation. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments. The Loews payments received are added to adjusted EBITDA to determine our compliance with financial covenants under our new senior secured credit facility. AMC will make Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which were $3.8 million for the quarter ended September 27, 2007 and is expected to be approximately $11 million to $12 million on a pro forma basis for the year.

We have included a discussion of EBITDA, adjusted EBITDA and adjusted EBITDA margin to provide investors with supplemental measures of our operating performance and because they are the basis for an important financial covenant that is contained in our senior secured credit facility. We believe EBITDA, adjusted EBITDA and adjusted EBITDA margin are important supplemental measures of operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA, adjusted EBITDA and adjusted EBITDA margin to evaluate and value companies, many of which present EBITDA, adjusted EBITDA and adjusted EBITDA margin when reporting their results. Also, because of the significant changes in our operating results that resulted from the acquisition of an interest in NCM LLC by NCM, Inc., the changes in the exhibitor services agreements and the financing transaction, we disclose pro forma EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document. See the unaudited pro forma financial information contained elsewhere in this document.

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

The following table reconciles historical net income (loss) to historical EBITDA and adjusted EBITDA for the periods presented (dollars in millions):

	Quarter Ended September 27, 2007	Post-IPO Period February 13, 2007 through September 27, 2007	Pre-IPO Period December 29, 2006 through February 12, 2007	Quarter Ended September 28, 2006	Nine Months Ended September 28, 2006
Net income (loss)	$9.2	$16.6	$(4.2)	$(0.6)	$(11.2)
Income taxes	15.2	28.3	—	—	—
Minority interest	13.2	25.4	—	—	—
Interest expense	16.2	40.7	0.1	0.2	0.3
Depreciation and amortization	1.5	3.3	0.7	1.1	3.4

EBITDA	55.3	114.3	(3.4)	0.7	(7.5)
Severance plan costs	0.3	1.3	0.4	0.7	3.4
Share-based compensation costs	0.9	2.2	0.3	0.8	1.1

Adjusted EBITDA	$56.5	$117.8	$(2.7)	$2.2	$(3.0)

Total Revenue	$97.6	$213.7	$23.6	$60.7	$145.2

Adjusted EBITDA margin	57.9%	55.1%	NM	3.6%	NM

The following table reconciles pro forma net income to pro forma EBITDA and adjusted EBITDA for the periods presented (dollars in millions):

	Quarter Ended September 28, 2006	Nine Months Ended September 27, 2007	Nine Months Ended September 28, 2006	Nine Months 2007 vs. 2006 change
Net income	$6.0	$16.4	$9.8
Income taxes	9.1	29.0	14.5
Minority interest	7.6	26.3	12.1
Interest expense	16.3	48.9	48.7
Depreciation and amortization	1.1	4.0	3.4

EBITDA	40.1	124.6	88.5	40.2%
Severance plan costs	0.7	1.7	3.4
Share-based compensation costs	1.2	2.6	1.7

Adjusted EBITDA	$42.0	$128.9	$93.6	37.7%

Total Revenue	$73.9	$243.4	$188.1

Adjusted EBITDA margin	56.8%	53.0%	49.8%

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 27, 2007, our cash and cash equivalents balance was $22.7 million, an increase of $16.0 million compared to the balance of $6.7 million as of December 28, 2006 and an increase of $18.1 million compared to the balance of $4.6 million as of September 28, 2006. In addition, we had access to an undrawn line of credit of $37.0 million for a total liquidity position of $59.7 million as of September 27, 2007. The increase in our liquidity position from December 28, 2006 was in part a result of positive cash from operating activities offset by higher levels of capital spending associated with the increase in network affiliate screens and cash reserves set aside for future income tax and dividend payments.

Cash Flows (in millions).

	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007	Nine Months Ended September 28, 2006
Net cash from operating activities	$16.4	$2.2	$1.1
Net cash from investing activities	$(14.9)	$(0.5)	$(4.0)
Net cash from financing activities	$12.9	$(0.1)	$7.5

•

Operating Activities. We generated cash from operating activities of $16.4 million for the 2007 post-IPO period, $2.2 million for the 2007 pre-IPO period and $1.1 million for the nine months ended September 28, 2006. The increase in funds provided by operating activities for the combined 2007 post-IPO period and 2007 pre-IPO period versus the nine months ended September 28, 2006 was primarily due to increases in revenues in the 2007 periods and lower payments to the founding members related to the transition from a circuit share to a theatre access fee structure after the IPO. See Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this document.

•

Investing Activities. Net cash was used for investing activities of $14.9 million for the 2007 post-IPO period, $0.5 million for the 2007 pre-IPO period and $4.0 million for the nine months ended September 28, 2006. The increase in funds used for investing activities for the combined 2007 post-IPO period and 2007 pre-IPO period versus the nine months ended September 28, 2006 was primarily due to investments in our network software and in corporate management systems and purchases of equipment necessary to service the expansion of network affiliate theatre screens and the $7.1 million of cash invested in 6% convertible preferred stock of IdeaCast, Inc.

•

Financing Activities. Net cash was generated from financing activities of $12.9 million for the 2007 post-IPO period and $7.5 million for the nine months ended September 28, 2006. Net cash was used for financing activities of $0.1 million for the 2007 pre-IPO period. The increase in funds generated from financing activities for the combined 2007 post-IPO period and 2007 pre-IPO period versus the nine months ended September 28, 2006 was primarily due to amounts related to the IPO, net borrowings and distributions paid to the founding members.

Sources of capital and capital requirements. NCM, Inc’s primary source of liquidity and capital resources are distributions from NCM LLC generated by the operating, investing and financing activities of the operating subsidiary, NCM LLC, and availability of up to $80.0 million under NCM LLC’s senior secured revolving credit facility entered into in February 2007.

Management believes that future funds generated from NCM LLC’s operations and distributions to NCM, Inc. and available borrowing capacity of up to $80.0 million under NCM LLC’s revolving credit facility will be sufficient to fund quarterly dividends, NCM LLC’s debt service requirements, working capital requirements and capital expenditure and other investing requirements, through the next 12 months. We made a draw of $10.0 million on the new credit facility at the closing of the IPO to repay amounts outstanding under NCM LLC’s then-existing revolving credit facility and made a draw of $50.8 million on March 15, 2007 to repay remaining amounts owed to the founding members under the prior exhibitor services agreements that, due to timing differences, were funded by the collection by us of related receivables. The amount outstanding as of September 27, 2007 on our revolving credit facility was $43.0 million. Cash flows generated by NCM LLC’s distributions to NCM, Inc. can be impacted by the seasonality experienced in advertising revenues at NCM LLC and the impact to associated collections of accounts receivable.

Our short and long term cash requirements consist of minimum annual payments under our operating leases for our headquarters and regional offices and capital expenditures and other investments. Minimum annual operating lease requirements associated with our headquarters and regional offices are included in our direct operating expenses, which have historically been satisfied by cash generated from operations. For the remainder of fiscal 2007, we are committed to $0.4 million of annual operating lease payments. In addition, NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined in the operating agreement, to its members, including the Company. The available cash distribution for the quarter ended September 27, 2007 was approximately $41.0 million, of which $18.4 million was the Company’s portion. The total available cash distribution for the 2007 post-IPO period was approximately $82.1 million, of which $36.7 million was the Company’s portion. The Company will use cash received from the available cash distributions to fund income taxes and current and future dividends as declared by the Board of Directors, including a dividend declared of $0.15 per share (approximately $6.3 million) which will be paid on December 6, 2007.

Capital expenditures. Capital expenditures of NCM LLC have typically been related to equipment required for our network operations center and content production and post-production facilities, digital content system, or DCS, and “back-office” capitalized software upgrades developed primarily by our programmers, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres. Capital expenditures for the 2007 post-IPO period were $7.9 million, while capital expenditures were $0.6 million for the 2007 pre-IPO period and $4.3 million for the nine month period ended September 28, 2006. The capital expenditures have typically been satisfied through a combination of cash flow from operations and from financing sources. All capital expenditures related to the digital content network within NCM LLC’s founding members’ theatres have been made by the founding members under the exhibitor services agreements. We expect they will continue to be made by the founding members in accordance with the amended and restated ESAs.

Contractual and Other Obligations

Our contractual obligations at September 27, 2007 were as follows:

	Payments Due by Period
	Total	2007*	2008-2009	2010-2011	After 2011
	($ in millions)
Borrowings	$725.0	$—	$—	$—	$725.0
Future interest on borrowings	369.9	12.7	97.9	99.2	160.1
Office leases	9.4	0.4	3.5	2.9	2.6
Network affiliate agreements	24.1	0.9	10.6	8.7	3.9

Total contractual cash obligations	$1,128.4	$14.0	$112.0	$110.8	$891.6

*	Last three months of our fiscal year.

NCM LLC will be obligated to make periodic interest payments on the loans under the senior secured credit facility entered into in February 2007, based on an interest rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility and the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans (LIBOR). Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to downward adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (as defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA including the Loews payment). The terms of the new senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. The amounts of future interest payments in the table above are based on the amount outstanding on the term loan, estimated rates of interest over the term of the variable rate portion and the rates in effect on our interest rate swap. In addition, we have a variable rate revolving credit agreement. Debt service requirements under this agreement will depend on the amounts borrowed and the level of the based interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.

The amended and restated ESAs entered into at the completion of our IPO require payments based on a combination of founding member attendance and the number of digital screens of each founding member. The former factor will vary from quarter to quarter and year to year as theatre attendance varies while the latter factor will be more predictable but will also vary quarter to quarter and year to year as screens are converted to digital screens and others are added or removed through acquisition, divestiture or closure activities of the founding members. The payments made to founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and

Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2006 and incorporated by reference herein. During the three months ended September 27, 2007, there were no significant changes in those critical accounting policies or estimation procedures except for the addition of the fair value estimation policy detailed below.

Fair Value Estimation. NCM LLC considers estimates regarding fair value of our investment in preferred stock of IdeaCast, Inc. to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. The Company’s investment in IdeaCast, Inc., which is accounted for as an available-for-sale debt security, requires significant management judgment because the securities are not publicly traded and as a result there is no readily determinable fair value. The Company will base its estimated fair value on the following factors, including, but not limited to, product development activity, whether there have been significant changes, positive or negative, in the prospects for IdeaCast’s business, the overall health of the IdeaCast and its industry. In addition, should the fair value of IdeaCast decline below our cost, management judgment will be required to assess whether the investment should be considered other-than-temporarily impaired.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations for the periods presented in this report.

Seasonality

The levels of revenue, operating income, net income, EBITDA and adjusted EBITDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients, and to a lesser extent, to the attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, net income, EBITDA and adjusted EBITDA and our operating margins are lower in the first quarter than the other quarters of a given year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. On February 13, 2007, NCM LLC entered into a new $805.0 million senior secured credit facility, comprised of a $725.0 million term facility and $80.0 million revolver facility, which permits borrowings at a rate equal to an applicable margin plus, at our option, either a base rate or LIBOR. On March 2, 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. An increase or decrease in interest rates would affect interest costs relating to the variable portion of our senior secured debt facility which is not covered under the hedging agreement. At September 27, 2007, there was an aggregate of $175.0 million of variable rate debt outstanding on the term portion of our facility that was not covered by interest rate swaps, and $43.0 million of variable rate debt outstanding on the revolver portion of our facility. Based on the interest rate levels in effect on the variable rate debt outstanding at September 27, 2007, a 100 basis point fluctuation in market interest rates would have increased or decreased our interest expense by approximately $2.2 million for an annual period, net of the effect on interest rate swaps.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of September 27, 2007, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 27, 2007 were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits –

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Amended and Restated Bylaws (1)

10.1	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International *

10.2	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule *

10.3	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A. *

10.4	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A. *

10.5	Confirmation of Swap, dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc. *

10.6	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc. *

10.7	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer *

31.2	Rule 13a-14(a) Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 **

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 **

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

Dated: November 9, 2007	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2007	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)