Form 10-K
period 2007-12-27
National CineMedia, Inc.
filed 2008-03-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-33296

NATIONAL CINEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5665602
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9110 East Nichols Avenue, Suite 200 Centennial, Colorado	80112-3405
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 792-3600

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Based on the closing sales price on June 28, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,180,393,425.

As of March 5, 2008, 42,031,164 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2007 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

In this document, unless the context otherwise requires:

•	“NCM Inc.,” “the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC;

•

“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005, and is the current operating company for our business, which NCM Inc. acquired an interest in, and became a member and the sole manager of, upon completion of our initial public offering (the “offering”), which closed on February 13, 2007;

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

The Company

National CineMedia, Inc., a Delaware corporation organized on October 5, 2006, is a holding company that manages its consolidated subsidiary NCM LLC, but has no business operations or material assets other than its ownership interest of approximately 44.8% of the common membership units in NCM LLC acquired in connection with our initial public offering as discussed more fully in “Corporate History” below. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the United States, hold the remaining 55.2% of NCM LLC’s common membership units. Our primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. We also receive management fees pursuant to a management services agreement between us and NCM LLC in exchange for our providing specific management services to NCM LLC.

NCM LLC has long-term exhibitor services agreements (“ESAs”) with NCM LLC’s founding members and multi-year agreements with several other theatre operators whom we refer to as network affiliates. The ESAs grant exclusive rights, subject to limited exceptions, to sell advertising and meeting services and to distribute entertainment programming in those theatres. The network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and to distribute entertainment programming on their theatre screens.

Description of Business

Overview

We operate the largest digital in-theatre network in North America that allows us to distribute advertising, business meetings and digital programming event services utilizing our proprietary digital content network (“DCN”) and digital broadcast network (“DBN”). We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute a branded, pre-feature entertainment and advertising program called “FirstLook,” along with an advertising program for our lobby entertainment network and various marketing and promotional products in theatre lobbies; for the year ended December 27, 2007, advertising accounted for 91.6% of our total pro forma revenue;

•

CineMeetings: We facilitate live and pre-recorded networked and single-site meetings, corporate events and church services in the movie theatres throughout our network; for the year ended December 27, 2007, CineMeetings accounted for 5.6% of our total pro forma revenue; and

•

Fathom Events: We distribute live and pre-recorded concerts, sporting events and other entertainment programming content to theatres across our digital network; for the year ended December 27, 2007, digital programming events accounted for 2.8% of our total pro forma revenue.

We believe that the reach, scope and digital delivery capability of our network provide an effective platform for national, regional and local advertisers to reach a young, affluent and engaged audience on a highly-targeted and measurable basis. Our network is currently located in 47 states and the District of Columbia and covers all of the top 25, as well as 49 of the top 50, Designated Market Areas®, or DMAs®, and 169 DMAs® in total. DMA® is a registered trademark of Nielsen Media Research, Inc. During 2007, approximately 542 million patrons, representing approximately 38% of the total U.S. theatre attendance, and approximately 94% of our total network attendance, attended movies shown in theatres owned by NCM LLC’s founding members. As of December 27, 2007, we had a total of 15,265 screens in our network, as set forth in the table below:

Our Network*

(As of December 27, 2007)

		Screens
	Theatres	Digital	Total	% of Total
Founding Members	1,018	12,230	13,261	86.9%
Network Affiliates	202	1,024	2,004	13.1%

Total	1,220	13,254	15,265	100.0%

*	Excludes Loews Cineplex Entertainment Inc.

On December 10, 2007, 725 screens operated by the Kerasotes theatre circuit, the 6th largest theatre circuit in the United States, joined our network. On January 1, 2008, approximately 125 additional screens of Colorado Cinemas (operated by the Kerasotes circuit) joined our network.

On January 26, 2006, AMC acquired the Loews theatre circuit. As of December 27, 2007, Loews operated approximately 101 theatres with 1,207 screens. The Loews screens will become part of our network on an exclusive basis beginning on June 1, 2008, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising on the Loews screens existing on May 31, 2008. During 2007, approximately 57.5 million movie patrons attended Loews’ theatres in the United States. Once the Loews screens are added to our network, we expect to have approximately 16,500 screens, representing approximately 44% of the total indoor screens in the United States, as reported by the National Association of Theatre Owners, or NATO, as of December 31, 2006.

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national, regional and local advertising, as well as behind the scenes “making of” and other entertainment content. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised movie show time. National advertising is sold on a CPM (cost per thousand) impressions basis, while local and regional advertising is sold on a per-screen, per-week basis. While we generally sell our network as one single national network, we also have the ability to sell portions of our network on a regional basis or by movie rating, offering various price points for national advertisers and expanding the number of potential buyers. While not generally offered to our clients, our technology also has the ability to target by film.

The pre-feature advertising begins with a three to five-minute looping segment which consists of a digital carousel of static and moving slide images for local advertisers. This digital carousel can loop partially or repeatedly and provides a mechanism to contract or expand depending on the time between feature film presentations. The advertisements shown in the digital carousel represent primarily local advertising, which generally is our lowest cost advertising inventory. We often bundle time in the digital carousel presentation with other local on-screen or lobby advertising inventory.

Following the conclusion of the digital carousel, the branded FirstLook pre-show commences. In January 2006, FirstLook was launched throughout our digital network in order to provide a more entertaining pre-feature program for theatre patrons and a more effective advertising platform. The FirstLook program integrates full-motion local, regional and national advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 minutes prior to the advertised show time and generally includes local and regional advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30 second regional advertising. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature national advertising inventory. Both segment two and segment one include a two and one-half minute entertainment content segment from our content partners along with national 30 or 60 second (or in some cases longer) advertisements. Segment two and segment one begin approximately 13 minutes and eight minutes, respectively, before the advertised show time.

The film trailers that typically run before the feature film are not part of FirstLook. Film trailers do not begin until after the FirstLook program ends at or about the advertised show time.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media companies that we refer to as content partners. Under the terms of these contracts, our content partners make available to us original content segments and make commitments (generally two years) to buy a portion of our advertising inventory at a specified CPM. Our content partners during 2007 included Discovery Communications, Inc., or Discovery; NBC Universal, or NBC; Sony Pictures Entertainment, or Sony; Turner Broadcasting System Inc., or TBS; and Universal City Studios, or Universal. In addition, A&E Television Networks, or A&E and the History Channel, Warner Brothers and Walt Disney Studios, or Disney will be added as content partners for 2008. The original content produced by these content partners typically features behind-the-scenes interviews with producers, directors and actors or “making-of” segments relating to feature films or upcoming broadcast or cable television shows.

We offer multiple versions of FirstLook each month, tailored to a specific film rating category. This programming flexibility provides advertisers with the ability to target specific audience demographics and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. We rotate the entertainment content segments between theatres approximately every two weeks to ensure that frequent movie-goers are entertained by fresh content.

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

The FirstLook program also includes up to two minutes for founding member advertisements to promote various activities associated with the operation of the theatres, including concessions, on-line ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. This time is provided by us to the founding members at no charge and includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 11 minutes of show time, and the remainder placed at our discretion. We may move the placement of the founding member advertisements up to one minute further from the advertised movie show time if NCM LLC sells additional advertising units to third parties that precede the founding member advertisements.

Under the exhibitor services agreements, the last 60-90 seconds of the FirstLook program are sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires and the agreements with our content partners represented approximately 29.3% of our total revenue for the year ended December 27, 2007 on a pro forma basis.

Lobby Network and Promotions

Lobby Entertainment Network. Our lobby entertainment network is a network of television and high-definition plasma screens strategically located throughout the lobbies of a majority of our digitally equipped theatres. As of December 27, 2007, we had 2,236 screens in 1,032 founding member and network affiliate theatres connected to our DCN. The lobby entertainment network screens are strategically placed in high-traffic locations such as concession stands and auditorium waiting areas. Programming on our lobby entertainment network consists of an approximately 30-minute loop of five branded entertainment content segments created specifically for the lobby with advertisements running between each segment. Our lobby entertainment network programming is distributed by our network operations center and has the same programming flexibility as the FirstLook on-screen programming. The lobby entertainment network is currently displaying the same program simultaneously on all screens within a given theatre, which we believe provides the maximum impact for our advertisers. A study of our lobby entertainment network conducted by RH Bruskin Marketing, Inc. in February 2007 showed that the combination of screen placement, high-impact content and advertising produced recall rates that were three times those of prime time television advertising. We sell advertising on the lobby entertainment network individually or bundled with on-screen or other lobby promotions. The lobby entertainment network programming includes up to two minutes for founding member advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member, vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the lobby entertainment network programming includes up to two minutes (one minute of which we provide to the founding member at no cost and one minute of which the founding member may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the founding members for the purpose of increasing attendance or revenue, other than from advertising, which we call strategic programs.

Under the terms of the ESAs, the founding members also have the right to install additional screens in their theatre lobbies, which would not display our lobby entertainment network programming, and would be used to promote their theatre concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

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

Under the terms of the exhibitor services agreements, the founding members may conduct a limited number of lobby promotions at no charge in connection with the promotion of motion pictures and their strategic programs; however, such activities will not reduce the lobby promotions inventory available to us.

Our ability to provide in-lobby marketing and promotional placements in conjunction with our other marketing solutions allows us to provide integrated marketing products to advertisers with multiple interactions with theatre patrons throughout the movie-going experience, which we believe is a competitive advantage over other national media platforms. We are also working on an expansion of our websites, which could in the future provide for an extension of the FirstLook pre-show to the internet or even wireless devices. This provides clients another advertising platform that can be packaged with our in-theatre products.

CineMeetings

Our CineMeetings business facilitates live and pre-recorded networked and single-site business meetings, corporate events and church services in movie theatres. These events are typically scheduled from Monday through Thursday during off-peak hours while theatre attendance for movies is traditionally low. Clients can communicate on a live basis to audiences located in auditoriums connected to our DBN. As of December 27, 2007, there were 293 locations set up to accommodate live broadcasts. At all of our DCN locations, in-person presentations or pre-recorded content can be distributed over our DCN and presented as part of a national presentation. Event content broadcast over our DBN may be encrypted to protect against piracy.

We offer meetings that enhance the educational and entertainment value of a presentation by utilizing the big screen, stadium seating, high-resolution digital projection and audio. Our network also facilitates large meetings in multiple locations across the U.S. We provide centralized event management including booking, event coordination and execution, technical support, promotional tools, advanced audio/visual technologies and catering services. We are able to offer customers a single point of contact and standardized pricing across our network, which dramatically increases the efficiency of booking multi-location events for our clients. By bundling meetings or events with the screening of a feature film or other entertainment content, sometimes before the film opens to the general public, our “Meeting and a Movie” and “Meeting and a Fathom Event” products represent a point of differentiation between us and other meeting venues such as hotels. We promote our CineMeetings business throughout the theatre, on the internet and through other select media outlets such as trade publications. Recent CineMeetings events have included corporate meetings, training seminars, product launches, religious services and sales and marketing events.

Fathom

Our Fathom business focuses on the distribution across our digital network of entertainment programming products associated with live or pre-recorded programming on an event-by-event basis or for a series of events. Our DBN or DCN provides a highly attractive high-definition distribution network for this type of programming and promotional opportunities for national brands. Our digital programming events include live and pre-recorded concerts and music events, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. Event content is broadcast live over our DBN or on a pre-recorded basis over our DCN or DBN and may be encrypted for piracy protection. As of December 27, 2007, our network has the capability to deliver:

•	live high-definition content to nearly 350 theatres with, in certain cases, up to four screens per theatre;

•	live up-converted standard definition content to nearly 350 theatres with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all our digital screens in our network.

We advertise digital programming events on our network either through a digital trailer shown after FirstLook or during FirstLook using unsold advertising inventory including posters, our lobby entertainment network, on the internet, on radio and in select publications.

We have developed content and cross-marketing relationships with several live concert promotion companies and other owners of entertainment content. We believe that these partnerships and other content owners and producers will provide us with a consistent supply of music and other programming as these relationships provide additional marketing channels for bands, promoters and content owners. The New York Metropolitan Opera (“Met”) is an example of one of our more successful events that we distribute live and on a pre-recorded basis across our digital network. During 2007 over 250,000 patrons attended live and pre-recorded Met events in our network theatres at an average ticket price of approximately $17.50.

Sales and Marketing

In-Theatre Advertising. We sell and market our in-theatre advertising through our national and regional/local sales and marketing groups. We also on occasion take out advertising in national trade publications and execute direct mail and internet marketing for our local advertising business.

Our national sales staff is located in our four national sales offices in New York City, Woodland Hills (outside Los Angeles), Chicago and Detroit. During 2007, approximately 39% of the total compensation of the national sales staff was related to commission or bonus, which is based on achieving certain sales targets, with commissions or bonuses shared across the entire team in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added significant sales personnel as our network has expanded.

Our regional and local sales staff is located throughout the country, covering on average approximately 125 screens each and selling directly to our regional and local clients. During 2007, approximately 78% of the compensation for local and regional sales staff was based on an individual sales commission on collected sales. However, as our network and local and regional business grows, it may require the addition of sales personnel to cover the new markets or screens.

Over the past several years we have increased our advertising revenue by expanding the number of clients and product categories through sales outreach and several marketing tactics. We aggressively market and sell directly to clients as well as advertising agencies. We have a public relations department, a marketing department and a research department and on occasion have commissioned third-party market research to assist our sales team. This research has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. We believe we are capturing increasing market share from traditional advertising media by establishing cinema advertising as a more accountable and effective advertising medium relative to other media.

CineMeetings and Fathom. We have a staff that is dedicated to sales, marketing and operations of our meetings and events business. In fiscal 2007, we facilitated approximately 8,400 CineMeetings events, and held 33 Fathom events (an increase of 50% over 2006) attended by approximately 750,000 patrons (an increase of 184% over 2006).

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the highest possible cinema quality presentation for all of our in-theatre marketing products. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising customers and network affiliates. We provide a full spectrum of production and post-production services to our clients (primarily local and regional) for a fee, including audio enhancements, color correction and noise reduction. We also up-convert standard definition content to high-definition format and quality cinema surround sound post-production that we distribute over our DCN, ensuring a high quality, high impact presentation of our clients’ content. Our expertise in tailoring advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content that optimizes the big-screen format. We also offer creative services to our clients (primarily local), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising. Additionally, our media and creative services ensure the consistent image and sound quality of the pre-feature and event content distributed over our network, which we believe has a positive impact on the audience reaction to and recall of our content and advertisements, as well as the overall quality of movie-goers’ experience. Certain of our founding members also engage us for the production of their on-screen concession product advertisements.

Technology and Other Corporate Branding

We utilize digital media, our proprietary DCS software and various network technologies to deliver high-quality cinema advertising, meeting services and digital programming events to screens at our network theatres. These technologies facilitate the delivery of a high quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than 35 mm “rolling stock” traditionally used in cinema advertising. Moreover, our technology allows us to target various locations and movie ratings and demographic groups, measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network operated by Hughes and a terrestrial network, is used to distribute our FirstLook content to 13,254 screens, 1,004 theatres and over 2.5 million seats. Our DBN satellite is used to support our digital programming efforts by broadcasting live feeds to 488 screens in 344 theatres and nearly 100,000 theatre seats.

The satellite technology we use to deliver data provides a cost-effective means to deliver content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help ensure uninterrupted service to theatres. For example, our DCS software has automated implementation capabilities that allow for data files to be multicast to theatres over a large footprint. Our digital content system interfaced with the Hughes system also possesses the ability to dynamically control the quality, timing and completeness of content. The integrated DCN (including the DCS) is controlled by our network operations center in our Centennial, Colorado headquarters, which supports and monitors nearly 45,000 in-theatre hardware devices and more than 200,000 alarm points on the network.

Through our network operations center, we have access to and can monitor and initiate repairs to the equipment in our entire digital network of theatres. Our network operations center operates 24 hours a day, seven days a week. The finalized content is uploaded from our network operations center through the DCN to theatres well in advance of use. The content will be delivered via multicast technology to all theatres in our network and received by our theatre management system where it is held until displayed according to its contract terms in specified theatre auditoriums. Each theatre auditorium has a client-server architecture that controls the content to be shown in the auditoriums or in the lobby. After the theatre management system receives digital content from the DCN, confirmation of content playback is returned via satellite to our network operations center.

We are completing a disaster recovery plan that will provide backup for critical applications at an off-site facility in the event of a catastrophic failure at our network operations center. This backup facility, located in Salt Lake City, contains critical servers and data files in an environmentally secure data center that is expected to allow us to be operational within 24 hours should there be a disaster at our Denver network operations center. Due to the redundant nature of our DCN client-server architecture in the theatres, we consider this level of back-up to be more than adequate. The site is expected to be completed during the first quarter of 2008 with testing completed in the second quarter of 2008.

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior, Targeted National Advertising Network

Our national advertising network delivers a young and affluent audience that we believe allows for effective targeting of marketing messages and measurable results, yielding a superior return on investment for advertisers as compared to many traditional national and local media platforms. As a result, we are able to compete effectively for marketing spending by local, regional and national advertisers through our relationships with a diversified group of local, regional and national advertising brands and agencies throughout the United States.

•

Extensive National Market Coverage. Our contractual agreements with NCM LLC’s founding members provide exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the United States and allow us to sell advertising nationwide which we distribute using our DCN. We also have contractual agreements with our network affiliates that give us the exclusive right, subject to limited exceptions, to sell advertising on their theatre screens. As of December 27, 2007, our network included 13,254 digital screens (12,230 operated by our founding members) and 15,265 screens in total (13,261 operated by our founding members) located in 1,220 theatres in 47 states and the District of Columbia. The attendance of the 1,018 theatres operated by NCM LLC’s founding members totaled approximately 542 million during 2007 which represented approximately 38% of the total U.S. theatre attendance for the year. Our network also provides us with access to some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen operated by NCM LLC’s founding members. The average screens per theatre in our network was 12.5 screens, twice the U.S. theatre industry average, and the aggregate attendance per screen of theatres operated by NCM LLC’s founding members as of December 27, 2007, was 40,866, 8% higher than the U.S. theatre industry of indoor screens of 37,776, as reported by NATO as of December 31, 2006. Also, our theatre network has access to the larger key markets, including all of the top 25, as well as, 49 of the top 50, U.S. DMAs®, and 169 DMAs® in total. Approximately 74% of our screens are located within the top 50 U.S. DMAs® and approximately 35% are located within the top 10 U.S. DMAs®. Of the Loews theatres, approximately 70% are located within the top 10 U.S. DMAs®.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility in distributing content to our entire audience, or to specific theatres, geographic regions, or demographic groups based on film or film rating category. As a result, our clients can deliver a targeted advertising message utilizing sight, sound and motion across our national network. Our technology also shortens distribution lead times, reduces our and client operating costs and enables us to respond quickly to client requests to change advertising content.

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to a Nielsen Media Research study conducted in the third quarter of 2007, typical movie-goers are young, with 53% between the ages of 12-34; affluent, with a mean household income of over $67,000 compared to a national mean of $60,523; and well-educated, 39% having a college or post-graduate degree compared to 28% of the general population. We believe that this demographic is highly coveted by advertisers and is difficult to reach effectively using traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the visual quality and impact of the “big screen” and digital surround sound presented in a distraction-free environment. According to industry studies, theatre advertising is more effective than advertising shown on television in terms of unaided recall rates. Cinema advertising is one of the few media platforms that the viewer does not have the ability to skip or turn off.

•

Superior Audience Measurability. We receive film-by-film, rating-by-rating and theatre-by-theatre attendance information weekly from NCM LLC’s founding members, which allows us to report to clients the audience size for each showing of a film and our pre-show. We believe this ability to provide advertisers with actual audience counts gives us a distinct competitive advantage over traditional media platforms. We also provide our advertisers with information regarding the demographics of the cinema audience and the effectiveness of a given advertisement using research from several third-party research companies such as Nielsen Media Research and Arbitron. We also work closely with third-party research companies to measure the recall, likeability, and brand message of our cinema advertisements.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature program, FirstLook, provides a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature show, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. This strategy provides more original content for the audience and more impact for the advertiser. We have also designed the FirstLook program with separate local, regional and national “pods” to ensure that advertisements of similar production quality are shown together. In addition, the design of FirstLook and our distribution technology ensures that all advertisements end by the advertised show time. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons and the effectiveness of the advertising message.

Integrated Marketing Products

In addition to providing on-screen advertising opportunities using our DCN, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various in-lobby marketing. Our in-lobby marketing programs include advertisements sold on television or high-definition plasma screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. By integrating our in-lobby marketing products with on-screen advertising, patrons are exposed to consistent marketing messages through multiple touch points during the entire movie-going experience. According to a study we commissioned in February 2007, movie patrons across our network theatres spend, on average, 10 minutes in the theatre lobby prior to going into the auditorium, including time at the concession stand. By integrating on-screen advertising with our in-lobby marketing programs, we believe our advertisers can extend the exposure for their brands and products and create an interactive “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising. Our marketing team assists advertisers in creating entertaining, fully integrated cinema marketing campaigns with maximum impact. We are also working on the expansion of our websites, which could in the future provide for an extension of the FirstLook pre-show to the internet or even wireless devices. This provides clients another advertising platform that can be packaged with our in-theatre products.

Scalable, State-of-the-Art Content Distribution Technology

Our proprietary software provides many distribution, scheduling, reporting and auditing features. The flexibility of our DCN allows us to create different versions of the FirstLook and our lobby entertainment network programming and to distribute these programs by theatre, region, film or film rating category. Our technology also provides the ability to electronically change advertisements from our network operations center as required by advertising clients, which shortens lead times, provides increased flexibility to change messages or target specific audiences, facilitate two-way interaction amongst participants attending meetings in our auditoriums and significantly reduces the cost as compared to distributing advertisements on 35 mm film. Our network operations center, digital content system and other network software provide us with the capability to directly monitor in-theatre network devices and various maintenance alarm technology within our theatre network on a real-time 24/7 basis, providing the high network reliability and timely reporting required by our advertising clients. Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our digital content system software and network operations center infrastructure make our network efficient and scalable. We are currently monitoring nearly 45,000 network devices and more than 200,000 alarm points. Our digital content system distributes over 2 million files per day through integrated software and network technologies. Given the scalability of our NOC and distribution technology, the number of devices and alarm points could be increased with minimal additional expenditures. While our network capabilities are now primarily used within the theatre environment, we believe they could be easily adapted to other out-of-home environments.

Strong Operating Margins with Limited Capital Requirements

A significant portion of our advertising inventory is acquired through multi-year contracts with our content partners and arrangements to satisfy NCM LLC’s founding members’ on-screen marketing obligations to their beverage concessionaires. These multi-year contracts accounted for 29.3% of our total pro forma revenue in the year ended December 27, 2007. Our adjusted EBITDA margins have been consistently strong, at 53.9% in the year ended December 27, 2007 on a pro forma basis. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—EBITDA” for a discussion of the pro forma calculation of adjusted EBITDA margin and the reconciliation to net income. NCM LLC’s founding members have also invested substantial capital to deploy, expand and upgrade the network within their theatres. Due to the network investments made by NCM LLC’s founding members in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures has allowed us to generate significant free cash flow (defined as net income (or loss) plus depreciation and amortization and minus capital expenditures) before distributions to NCM LLC’s founding members. In the year ended December 27, 2007, our capital expenditures were $15.0 million, of which $6.5 million related to investments in network equipment in network affiliate theatres. We believe our expected level of free cash flow generation should provide us with the strategic and financial flexibility to pursue growth opportunities, support our debt payments and make dividend payments to our stockholders.

Experienced Management Team

Our management team has significant experience in advertising sales and marketing, digital media production and post-production, theatre operations, digital network design and operations, and finance. The majority of our senior management team was assembled during the formation of RCM, one of NCM LLC’s joint predecessor companies, in early 2002 and thus has worked together for several years building our business. Our senior management has many years of experience in their respective areas of expertise. We believe that our senior management team should be able to effectively grow our business through continued operating improvement and expansion of our products and services.

Dividend Policy

Our dividend policy is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Our Strategy

Our primary strategic initiatives are to:

Increase Advertising Inventory Utilization

We intend to increase our market share of U.S. advertising spending by expanding commercial relationships with our existing advertising clients and by growing our advertising client base. We also intend to continue to improve our level of client service and expand the suite of marketing products sold to our clients. While an increasing number of companies now make cinema advertising part of their media buying plan, there are still many large advertisers and product categories that do not yet include meaningful cinema advertising expenditures in their marketing budgets. However, we have made great progress in expanding underpenetrated categories such as domestic auto, quick-service restaurants, toys, retail, packaged goods, and financial services. We believe that over time, as awareness of, and third-party data on the effectiveness of cinema advertising grows, we expect to increase our revenue from these advertising categories.

Since our formation, we increased the amount of regional advertising in our pre-feature show from those of NCM LLC’s predecessor companies and have begun to more aggressively market and grow our local and regional advertising business. For example, we employ senior sales positions to focus exclusively on larger regional clients such as car dealer associations, and quick-service restaurant advertising co-ops. We have also utilized direct marketing campaigns to businesses within a specified radius of our network theatres, with very positive results. These campaigns are often combined with theatre lobby promotions and advertising. Due to the relatively low percentage of local and regional advertising inventory sold today, we believe that a growth opportunity exists for further growth of this business segment.

Increase Our National CPM

In 2007, our national on-screen advertising CPM was approximately 1.8 times the average U.S. primetime premium network television CPM as reported by Media Dynamics, Inc. We believe that this premium does not yet fully reflect the highly targeted nature of our impressions, higher recall rates, ability to provide measurable and informative demographic audience data to our clients and, most importantly, the inability to turn off or skip our advertising messages. According to a World Advertising Research Center study, cinema advertising CPMs as a multiple of primetime network television CPMs in more mature cinema advertising markets such as Europe and Australia are as much as 7-8 times higher than television CPMs in these territories. Therefore, we believe that there is an opportunity for continued CPM growth, especially as our inventory utilization increases, providing a more favorable supply-demand dynamic.

Expand Our Geographic Coverage and Reach

We intend to continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that NCM LLC’s founding members buy or build and through additional network affiliate agreements with other theatre circuits. Our strategy for attracting new network affiliates is to focus primarily on larger regional circuits in the larger metropolitan areas or in geographic areas where we do not currently have significant market coverage. For example, in March 2007, we signed a network affiliate agreement with Goodrich Quality Theatres, a theatre operator with 267 screens in Michigan, Indiana and Illinois and in December 2007 we signed a network affiliate agreement with Kerasotes Theatres, the sixth largest U.S. theatre operator, with approximately 850 screens primarily in the upper mid and Western U.S., including Denver, Minneapolis, Chicago and Indianapolis.

Provide Integrated Marketing Solutions to our Clients

We strive to differentiate ourselves amongst other media platforms, in particular broadcast and cable television. Advertising clients are increasingly seeking new ways to create direct relationships and touch points with customers, which our lobby advertising facilitates. We allow clients to benefit from the brand exposure provided by the high impact of the “big screen,” while at the same time allowing theatre patrons an opportunity to actually experience the advertised product through sampling or displays in the lobbies. We believe that our ability to provide both sight, sound and motion brand advertising and direct consumer touch points on an integrated basis in the same location is something that no other advertising medium can provide as effectively.

In 2008, we will be testing two new in-theatre marketing products, Reatrix and Brand Experience. If our testing of these two new products during early 2008 proves successful, we may begin to sell them late in 2008 on an individual basis or packaged with our in-theatre products to further increase the effectiveness of our advertising products, providing incremental revenue at higher CPMs.

Increase Market Awareness of Our CineMeetings Business to Expand Our Client Base and Increase Revenue

Our CineMeetings business provides a new type of venue for corporate meetings and customer marketing of events that offers advantages over hotels and other traditional meeting venues. Unlike traditional hotel venues, we provide a single point of contact for national event booking and coordination and utilize digital distribution and projection technology. In addition we also have the ability to bundle meetings with the screening of a film or Fathom event, sometimes before the film opens to the general public, in a product known as “Meeting” and a Movie or Fathom Event. We believe we can attract more clients to our network theatres and increase the revenue of our CineMeetings business by raising market awareness of the unique benefits of hosting meetings at our locations and through the increase in the number of theatres equipped to host live broadcasts completed in 2007. In an effort to expand the awareness and client base, we have employed several local and national marketing strategies to communicate the value proposition associated with our CineMeetings business. Marketing strategies include advertising in theatres within the FirstLook pre-show program and internet, implementing a direct mailing effort to Fortune 500 CEOs and holding demand generation seminars for meeting planners in our network theatres. Our advertising sales group also has the opportunity to cross-sell our CineMeetings products.

Expand Our Live and Pre-Recorded Fathom Events Businesses

We will continue to expand and improve the technical capabilities of our DCN and DBN. Today, virtually all of our digitally equipped screens have the capability to show pre-recorded content. During 2007, we expanded our live broadcast capabilities to approximately 350 locations (from approximately 130 in 2006) with over 100,000 seats in all top 50 DMAs. We are upgrading our digital content system software so that it can handle distribution of large digital files associated with our digital programming events business. While the opportunity to participate in distribution of content in a digital cinema environment is in its infancy today, we believe that our existing network and DCN and DBN technologies position us well to be able to expand these uses of our network theatres in the future as higher quality digital cinema systems are deployed. We expect the improvements to projection technology and expansion of our network will improve the quality and broaden our capabilities to distribute various kinds of live and pre-recorded meeting services and entertainment programming to a larger audience. By expanding our live distribution capabilities, we expect to attract more non-film live and pre-recorded digital programming events, and, as a result, increase our event ticket revenue. In addition to marketing and creating direct relationships with content owners, we will also look to form strategic alliances with promoters and distributors to gain access to high quality content. For example, we have music content and cross-marketing relationships with several live concert promotion companies. We believe these partnerships and other content owner and producers should provide us with a consistent supply of music and other programming and an additional marketing channel for bands, promoters and content owners. In addition, our agreement with the New York Metropolitan Opera to distribute live and pre-recorded events nationally across our digital network has been well received by patrons across the country.

Upgrade our Advertising Sales and Inventory Management Systems

We are currently upgrading and improving our advertising sales and inventory management systems. We believe that these upgrades and improvements should enable us to respond more promptly to client requests for proposals, and should provide real-time access to pricing and availability information that allows us to manage our inventory and CPM more efficiently, improve our management reporting and data analysis and provide the ability to manage a larger network as we add network affiliates and additional theatres acquired or built by our founding members.

Expansion into Other Out-of-Home Networks

In 2007 we invested $7.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc., a provider of advertising to currently over 1,000 fitness centers and health clubs throughout the United States, representing over 200 million club attendees per year. IdeaCast is an incubator of the health club network and other out-of-home advertising networks that IdeaCast is investigating, while our management team focuses on maximizing the growth opportunities within theatres. We believe that out-of-home targeted advertising networks should continue to grow in importance as a percentage of advertising spending and that networks in virtually all retail environments may continue to be developed. In addition to our initial investment we have an option at a specified valuation to acquire additional IdeaCast, Inc. common equity such that we will own 50.1% of the company, thus we may have an opportunity to benefit from the future growth of this emerging business. In addition, we believe that our distribution technology, sales force, other existing operating infrastructure and client relationships could create growth opportunities and expense and sales synergies across the IdeaCast networks.

Launch Branded Entertainment Web Site

In 2008 we plan to launch a branded entertainment web site as an extension of our FirstLook pre-show, and thereby broaden our advertising reach. By developing and operating the site through our existing media production and technology group and selling the advertising through our existing sales forces and bundling the Internet offerings with our existing in-theatre advertising products, we believe that a new revenue stream could be developed with little investment. We also believe that using our FirstLook pre-show and the IdeaCast networks to market the site should help drive traffic.

Corporate History

Our business operations are conducted by NCM LLC, which was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our DCN. On January 26, 2006, AMC completed the acquisition of the Loews theatre circuit. The Loews screens will become part of our national theatre network on an exclusive basis beginning on June 1, 2008, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising existing on May 31, 2008, following the expiration of Loews’ pre-existing contract with another cinema advertising provider. On October 5, 2006, Cinemark completed the acquisition of the Century screens, which were added to our network on an exclusive basis as of November 1, 2006, subject to limited exceptions.

On February 7, 2007, the SEC declared effective our Registration Statement on Form S-1 (“Registration Statement”) for our initial public offering and the offering was completed on February 13, 2007. In the offering, we sold 42 million shares of our common stock, including 4 million shares pursuant to the underwriters’ over-allotment option, at $21.00 per share. The aggregate gross proceeds from the sale of the 42 million shares of our common stock were $882.0 million. The aggregate net proceeds to us were $826.2 million, after deducting an aggregate of $48.5 million in underwriting discounts and commissions paid to the underwriters, and payment of approximately $7.3 million of direct costs of the offering. NCM Inc. used $746.1 million to purchase newly issued common membership units in NCM LLC at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses, and $78.5 million of proceeds were used by NCM Inc. to purchase common membership units held by NCM LLC’s founding members on a pro rata basis at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses. Remaining proceeds of approximately $1.6 million were retained by NCM, Inc. to cover future costs incurred related to the offering and related transactions. We purchased a total number of NCM LLC common membership units equal to the number of shares of our common stock sold in the offering. NCM LLC used $686.3 million of the proceeds it received to pay the founding members for their agreeing to modify NCM LLC’s payment obligations under NCM LLC’s exhibitor services agreements. In connection with the completion of the offering, NCM LLC entered into a new $805.0 million senior secured credit facility. This facility consists of a six-year, $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan will be due on the eighth anniversary of funding, and the revolving credit facility will be due on the sixth anniversary of funding. See further description of the Financing Transaction at “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financings – New senior secured credit facility”. The remaining $59.8 million of proceeds from the offering, together with the net proceeds of $709.7 million from a new senior secured credit facility, were used by NCM LLC to redeem all of the preferred membership units of NCM LLC for an aggregate price of $769.5 million.

Reorganization

The following transactions, which we refer to collectively as the reorganization, occurred in connection with the completion of our initial public offering of our stock that closed on February 13, 2007:

•	NCM LLC’s agreements with its founding members were amended and restated, including the exhibitor services agreements and the NCM LLC operating agreement;

•

NCM LLC entered into the amended and restated Loews screen integration agreement with AMC pursuant to which AMC pays NCM LLC an amount that approximates the EBITDA we would have generated if we were able to sell advertising in the Loews theatre chain on an exclusive basis; such Loews payments are made quarterly for a specified time period;

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

•

NCM Inc. became a member and the sole manager of NCM LLC following the purchase from NCM LLC of a number of common membership units equal to the number of shares of common stock sold in the offering prior to the underwriters over-allotment; the units were purchased with $746.1million of the net proceeds of the offering at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses;

•	NCM LLC paid $686.3 million of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the exhibitor services agreements;

•

options to acquire our common stock were substituted for options to acquire common membership units in NCM LLC, and restricted common stock was issued in substitution for restricted units that was granted to NCM LLC option holders as “IPO awards”; and

•

NCM LLC redeemed all the preferred membership units in NCM LLC at an aggregate price of $769.5 million using $709.7 of net proceeds of the new $725.0 million term loan that is a part of our senior secured credit facility, as described under “Financings—New Senior Secured Credit Facility” below, together with $59.8 million of proceeds from the purchase of NCM LLC units.

NCM LLC’s Founding Members

Regal Entertainment Group

Regal operates the largest theatre circuit in the United States based on total number of screens. As of December 27, 2007, Regal operated 527 theatres with a total of 6,388 screens, all of which are located in the United States. For the fiscal year ended December 27, 2007, Regal’s theatres had total attendance of over 242 million and Regal reported total revenue of approximately $2.7 billion.

In January 2008, Regal announced an agreement to acquire Consolidated Theatres, which acquisition Regal expects to complete in the second quarter of 2008, subject to customary closing conditions and regulatory approval. Consolidated Theatres has an existing contract for on-screen advertising with another cinema advertising provider. Pursuant to the amended ESAs and Common Unit Adjustment Agreement, Regal is required to add the Consolidated Theatres to our national theatre network on an exclusive basis when the contract with the existing third-party advertiser expires, and, at the time the Consolidated Theatres are added to our network, Regal would be entitled to receive NCM LLC common units. However, if Regal elects to receive NCM LLC common units prior to the expiration of the contract with the third-party advertiser, Regal would be required to make run-out payments to us until the time of such expiration. In either case, the number of NCM LLC common units issued to Regal would be based on the attendance at Consolidated Theatres.

AMC Entertainment Inc.

AMC is the second largest theatre circuit in the United States based on total number of screens. As of December 27, 2007, AMC owned, operated or held interests in 359 theatres with a total of 5,138 screens globally, with approximately 86% or 4,435, of its screens in the United States (including Loews). For the twelve months ended December 27, 2007, AMC’s theatres had total worldwide attendance of over 235 million and AMC had revenue of $2.5 billion.

Cinemark, Inc.

Cinemark is the third largest theatre circuit in the United States based on total number of screens. As of September 30, 2007, Cinemark operated 404 theatres with a total of 4,596 screens globally, with approximately 78%, or 3,606, of its screens in the United States. For the nine months ended September 30, 2007, Cinemark’s theatres had total worldwide attendance of over 116 million and reported total revenue of $1.3 billion.

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

In connection with the completion of the offering, we entered into amended and restated exhibitor services agreements with NCM LLC’s founding members. Key provisions of the new agreements include:

•

a term of 30 years (the term relating to CineMeetings and NCM Fathom was initially five years with provisions for automatic renewal if certain financial performance conditions are met for an additional five years);

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

•

provides a right for the founding members to purchase up to 90 seconds of on-screen advertising time during the pre-feature program at a specified rate (intended to initially approximate a market rate) in order to satisfy the founding members’ obligation to provide certain on-screen advertising to their beverage concessionaires pursuant to their beverage concessionaire agreements; and

•

primary responsibility of NCM LLC to obtain, repair, maintain and replace the equipment not included in or on the theatre necessary to operate the DCN and primary responsibility of the founding members to fund the installation and replacement of the equipment in or on the theatre.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from NCM LLC’s founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in certain defined territories. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and the founding members.

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

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national, regional and local advertisers. We have business relationships with many national advertisers across a wide variety of industries, such as apparel / accessories, automotive, confectionary, credit card, entertainment, personal care, retail, telecommunications and video games, as well as branches of the armed forces. During the year ended December 27, 2007, we derived 66.9% of our advertising revenue from our national clients, 13.5% from founding member beverage agreements and 19.6% from our relationships with thousands of regional and local advertisers across the country and with advertising agencies.

Each of NCM LLC’s founding members have a relationship with a beverage concessionaire under which they are obligated to provide 60 to 90 seconds of on-screen advertising time as part of their agreement to purchase syrup. The exhibitor services agreements provide for the founding members’ purchase of this on-screen advertising time at a negotiated rate (intended to approximate a market rate) in order to satisfy the founding members’ obligation to provide this advertising.

Content Partners. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with Discovery; NBC; Sony; TBS; and Universal. During 2008 we announced that A&E, the History Channel and Warner Brothers and Disney, will be added as content partners. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option.

Competition

We compete in the over $281 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and measurable forms of media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms and that cinema advertising is well positioned to address these trends.

We also compete with other providers of cinema advertising, which vary substantially in size, including Screenvision and Unique Screen Media (owned by Access Integrated Technologies, Inc.). As one of the largest providers of cinema advertising in the United States, we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our customers to access a national and regional audience and allowing us to better compete with television and other national advertising networks, giving us a competitive advantage over many other cinema advertising companies. Through the visual quality and impact of the “big screen” and surround sound, we are able to display high impact impressions to our audiences. According to IAG Research, our cinema advertising generated recall rates ranging from one and a half to four times greater than advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective platform for advertisers.

Our CineMeetings business competes with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted on-line and across private teleconferencing networks. We believe that the combination of our ability to offer clients access to conveniently located theatres with big screens, stadium seating, high-resolution digital projection and audio in multiple locations offers customers an attractive venue for meetings. Also, we offer a single point of contact and standardized pricing for our services, which is a competitive advantage when booking multi-location events. In addition, we offer clients the ability to combine a movie or Fathom event with the meeting, which also differentiates us from other meeting venues.

Our Fathom business competes with other broadcast and cable networks, large-scale public venues, including concert halls and other public meeting venues, and on-demand television events. We believe that the combination of our national theatre network, geographic distribution and high quality sight and sound presentation offers content owners and sponsors an effective venue for live and pre-recorded events such as concerts and sporting events.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients, and to a lesser extent, to the attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, our first quarter typically has less revenue, EBITDA and net income than the other quarters of a given year.

Employees

We employed 535 people as of December 27, 2007, which includes employees engaged in overall management and general administration at our corporate headquarters in Centennial, Colorado, people employed in our regional sales and marketing offices and local advertising account executives and field maintenance technicians that work primarily from their homes. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising that we need to comply with in our operations. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

Available Information

We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Executive Officers of the Registrant

Shown below are the names, ages as of December 27, 2007, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	48	President, Chief Executive Officer and Chairman
Clifford E. Marks	46	President of Sales and Chief Marketing Officer
Gary W. Ferrera	45	Executive Vice President and Chief Financial Officer
Thomas C. Galley	52	Executive Vice President and Chief Technology and Operations Officer
Ralph E. Hardy	57	Executive Vice President and General Counsel

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM Inc. in February 2007 and held those same positions with NCM LLC since March 2005. He has also served as Chairman, President and Chief Executive Officer of NCM Inc. since October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. Since 1988, Mr. Hall has held various executive positions with United Artists Theatre Company, and its predecessor companies, including CEO when it became part of Regal Entertainment Group in 2002. In 2007, Mr. Hall joined the board of directors of IdeaCast Inc. and serves as a member of its compensation committee.

Clifford E. Marks. Mr. Marks was appointed NCM Inc.’s President of Sales and Chief Marketing Officer in February 2007 and held those same positions with NCM LLC since March 2005. He has been an advertising, marketing and sales professional for 23 years. Prior to his current position, Mr. Marks served as president of sales and marketing with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from May 2002 to May 2005. Before joining Regal CineMedia, Mr. Marks was a senior vice president at ESPN/ABC Sports where he oversaw its advertising sales organization from 1998 to May 2002.

Gary W. Ferrera. Mr. Ferrera was appointed Executive Vice President and Chief Financial Officer of NCM Inc. in February 2007 and held those same positions with NCM LLC since May 2006. Mr. Ferrera has held positions in accounting and finance since 1991. From October 2005 to May 2006, he served as an independent consultant. Mr. Ferrera served as the interim Chief Financial Officer of the German cable company iesy Hessen, GmbH (now known as Unity Media), from March to October 2005. From February 2000 to February 2005, Mr. Ferrera held positions in both the United States and Europe with Citigroup’s Global Corporate and Investment Bank where he spent the majority of that time advising and financing European media companies. Prior to his business career, Mr. Ferrera served for over seven years in U.S. Army Special Operations and Intelligence. Mr. Ferrera graduated magna cum laude with a BS in Accounting from Bentley College and received an MBA from the Kellogg School of Management, Northwestern University.

Thomas C. Galley. Mr. Galley was appointed Executive Vice President and Chief Technology and Operations Officer of NCM Inc. in February 2007 and held those same positions with NCM LLC since March 2005. In this role, Mr. Galley oversees all operational, technical and production divisions for National CineMedia. He also manages the CineMeetings and digital programming events divisions. Mr. Galley led the original development of our digital network. Prior to his current position, after joining United Artists Theatre Company in January 2002 as Executive Vice President of Technology, Mr. Galley served as Chief Technology Officer with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from January 2002 to May 2005.

Ralph E. Hardy. Mr. Hardy was appointed Executive Vice President and General Counsel of NCM Inc. in February 2007 and held those same positions with NCM LLC since March 2005. Prior to his current position, from May 2002 to May 2005, Mr. Hardy served as Executive Vice President and General Counsel for Regal CineMedia Corporation. Since 1989, Mr. Hardy has held various legal executive positions with United Artists Theatre Company and its predecessors.

Forward-Looking Statements

In addition to historical information, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within cinema advertising or other segments of the advertising industry;

•	technological changes and innovations, including alternative methods for delivering movies to consumers;

•	the popularity of major motion picture releases and level of theatre attendance;

•	shifts in population and other demographics;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	risks and uncertainties relating to our significant indebtedness and investments;

•	fluctuations in operating costs;

•	capital expenditure requirements;

•	changes in interest rates; and

•	changes in accounting principles, policies or guidelines.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative but not exhaustive. Our actual results, performance or achievements could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under “Risk Factors” below. Our historical financial data discussed prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO.

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

Risks Related to Our Business and Industry

Changes in the exhibitor services agreements with, or lack of support by, NCM LLC’s founding members could damage our revenue, growth and profitability

The exhibitor services agreements with NCM LLC’s founding members are critical to our business. The three exhibitor services agreements each have an initial term of 30 years and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the exhibitor services agreement. The term of the exhibitor services agreements as they relate to CineMeetings and Fathom, is approximately five years with provisions for automatic renewal of an additional five years, if certain financial performance conditions are met. NCM LLC’s founding members’ theatres represent approximately 87% of the screens and approximately 94% of the attendance in our network as of December 27, 2007. If any one of the exhibitor services agreements were terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

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

The exhibitor services agreements allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The exhibitor services agreements contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising) and, subject to certain limits, can use one minute on the lobby entertainment network and certain types of lobby promotions, at no cost, for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. Subject to certain limits, they can also purchase an additional minute of advertising on the lobby entertainment network for these cross-marketing promotions. The use of lobby entertainment network or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current lobby entertainment network and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The lobby entertainment network and lobby promotions represented 9.1% of our total pro forma advertising revenue for the year ended December 27, 2007.

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

The founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the lobby entertainment network. This additional lobby video network, which we refer to as the founders’ lobby network, is to be used by the founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of the founders’ lobby network within the lobby areas could reduce the effectiveness of our lobby entertainment network, thereby reducing our current lobby entertainment network advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

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

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the exhibitor services agreements. If a court were to determine that the non-competition provisions are unenforceable, the founding members could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part could cause our revenue to decline.

If one of NCM LLC’s founding members declares bankruptcy, the exhibitor services agreement with that founding member may be rejected, renegotiated or deemed unenforceable or our network could be adversely affected by the disposition of theatres

Each of NCM LLC’s founding members currently has a significant amount of indebtedness which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy. For example, each of United Artists, Edwards Theatres, Regal Cinemas, General Cinemas and Loews Cineplex filed for bankruptcy during 2000 or 2001. The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the exhibitor services agreement with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the exhibitor services agreement in a manner less favorable to us than the existing agreement. In addition, the founding member could seek to sell or otherwise dispose of theatres, which might result in the removal of those theatres from our network if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters. Because we sell advertising based on the number of theatre patrons that will view the advertisement, a reduction in the number of theatres in our network could reduce our advertising revenue.

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

Our CineMeetings business facilitates live and pre-recorded events in theatre auditoriums. These events are typically scheduled from Monday through Thursday during off-peak hours while theatre attendance for movies is traditionally low. This business competes for customers with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted on-line or over private teleconferencing networks. Accordingly, our ability to increase sales in our CineMeetings business is contingent on our ability to attract new customers and compete effectively against other well-established and well-capitalized venues.

Our Fathom business focuses on the distribution of entertainment programming products. It includes live and pre-recorded concerts and music events, concert and DVD product releases, theatrical premieres, Broadway plays, as well as live sports and other special events. This business competes for music, sports and other entertainment programming with other national networks, some of which offer greater geographic reach and larger audiences. Accordingly, our ability to source a consistent flow of programming is contingent on our ability to develop and sustain relationships with content owners.

Because we rely heavily on NCM LLC’s founding members’ ability to attract customers, any reduction in attendance at founding member theatres could decrease our revenue

Our business is affected by the success of NCM LLC’s founding members, who operate in a highly competitive industry. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the United States increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems. While box office attendance increased in 2007 compared to 2006 and in 2006 as compared to 2005, it declined in each of 2003, 2004 and 2005. If theatre attendance declines in the future, one or more of NCM LLC’s founding members may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if the founding members fail to maintain their theatres and provide amenities that consumers prefer, or if they cannot compete successfully on pricing. NCM LLC’s founding members also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our revenue depends on the number of theatre patrons who view our advertising and pre-feature show.

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long term multi-year decline in theatre attendance or even the perception by media buyers that our network attendance and geographic coverage were expected to decline significantly over the next several years. Factors that could reduce attendance at our network theatres include the following:

•

the shortening of the “release window” between the release of major motion pictures in the theatres and release to alternative methods for delivering movies to consumers, such as DVD or HD DVD, cable television, downloads via the Internet, video discs and cassettes, video on demand, satellite and pay-per-view services;

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

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. NCM LLC’s or its predecessor company’s relationships with certain content partners date back as far as December 2002. None of these companies individually accounted for over 10% of our pro forma revenue during the year ended December 27, 2007. However, the agreements with the content partners and beverage advertising with the founding members in aggregate accounted for approximately 29.3% of our pro forma revenue during the year ended December 27, 2007. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of any one or more of them as a customer could decrease our revenue and adversely affect our current and future operating results.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 91.6% of our pro forma revenue in the year ended December 27, 2007 from advertising sales. A substantial portion of our advertising inventory is covered by contracts with terms of approximately one month. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms. Reductions in the size of advertisers’ budgets due to local, regional or national economic trends or other factors could result in lower spending on cinema advertising in general or our advertising business in particular. If we are unable to remain competitive and provide value to our advertisers, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

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

Our preliminary plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising, CineMeetings and Fathom businesses, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expansion into Other Out-of-Home Networks”. For example, in 2007 we made a $7.0 million investment in 6% preferred stock of IdeaCast Inc., a provider of advertising to fitness centers and health clubs throughout the United States. We may decide to continue to expand our network technology and sales capabilities outside of theatres. Some of our plans are at an early stage, such as our internet initiative, and we may or may not actually proceed with any of them. These new marketing platforms and others that we choose to invest in may not be profitable, despite our having made substantial investments.

Because we have a limited operating history, it is difficult to evaluate our business and prospects

NCM LLC’s predecessor company, RCM, began operations in February 2002. NCM LLC was formed on March 29, 2005, as a joint venture that combined the operations of subsidiaries of AMC and Regal. Cinemark joined as a founding member on July 15, 2005. Our founding members have made several acquisitions including Century and Loews and we have entered into new network affiliate agreements with Kerasotes and Goodrich and may enter into more in the future. As a result, we have a limited operating history from which you can compare corresponding periods and evaluate our business. We may encounter risks and difficulties frequently experienced by newly formed companies in rapidly evolving businesses. If we are unsuccessful in executing our business strategy, we may be unable to:

•	increase our revenue and expand our client base;

•	operate, support, expand, develop and improve our software and other systems;

•	continue to produce high operating income margins; and

•	respond to technological changes.

Our historical and pro forma financial information may not be representative of our financial results as an independent public company or our future financial performance

Certain of our historical financial information included in this document does not reflect our financial condition, results of operations and cash flows as they would have been achieved during the periods presented as a separate, stand-alone public entity. Certain of our historical financial statements do not necessarily reflect the costs that we would have incurred had we operated as an independent stand-alone public entity. These costs include higher corporate overhead, interest expense and income taxes.

Our historical financial information includes the consolidated financial statements of RCM and NCN, the joint predecessor companies of NCM LLC, for periods prior to March 2005 and does not include any information related to Cinemark. Although historical financial information on AMC’s theatre advertising subsidiary, NCN, is presented herein, there is no historical financial information on the combined operations of both NCN and RCM prior to the formation of NCM LLC. Additionally, the historical financial statements of RCM and NCN include payments to their parent companies at different rates than those in effect after the formation of NCM LLC, which rates changed again after completion of the financing transaction and reorganization.

Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006 (subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006). In addition, our historical financial information does not include any information related to theatres operated by Loews, which AMC acquired on January 26, 2006, and which will become a part of our theatre network beginning on June 1, 2008, or Century, which Cinemark acquired on October 5, 2006, and which became a part of our theatre network on an exclusive basis, subject to limited exceptions, on the closing date. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions that we have entered into, as further discussed in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be significantly impacted by related party transactions entered into in connection with our initial public offering. As a result, this information may not be representative of our future financial performance.

In preparing the pro forma financial information in this document, we have made adjustments to the historical financial information of NCM LLC and its predecessor companies based upon currently available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the transactions contemplated by the reorganization, the financing transaction and our initial public offering. Some of these adjustments include, among other items, the terms of the exhibitor services agreements with NCM LLC’s founding members, adjustments to income tax provisions to account for NCM LLC’s status as a limited liability company and our status as a taxable entity, and our acquisition of common membership units of NCM LLC. However, the pro forma financial information does not include adjustments for the addition of the Cinemark, Loews or Century screens. These and other estimates and assumptions used in the calculation of the pro forma financial information in this document may be materially different from our actual experience as a separate, independent company. The pro forma financial information included elsewhere in this document does not purport to represent what our results of operations would actually have been had we operated as a separate, independent company during the periods presented, nor do the pro forma data give effect to any events other than those discussed in the unaudited pro forma financial information and related notes. See unaudited pro forma financial information included elsewhere in this document.

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

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and will depend on distributions and payments under the management services agreement from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and the NCM LLC operating agreement. The NCM LLC senior secured credit facility limits NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM Inc. pursuant to the terms of the management services agreement. We will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us.

Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC cannot make the payments pursuant to the management services agreement, we may be unable to cover these expenses.

As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC senior secured credit facility to allow NCM LLC to distribute cash to its members (including us and the founding members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent we need funds to pay such taxes or for any other purpose, and NCM LLC is unable to provide such funds because of limitations in the NCM LLC senior secured credit facility or other restrictions, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

NCM LLC is party to a $725.0 million term loan that is part of a senior secured credit facility. The agreements governing NCM LLC’s debt obligations contain restrictive covenants that limit NCM LLC’s ability to take specified actions and prescribe minimum financial maintenance requirements that NCM LLC must meet. Because NCM LLC is our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC or us. Any such defaults could materially impair our financial condition and liquidity.

The senior secured credit facility also includes an $80 million revolving credit facility. As of December 27, 2007, the amount outstanding under the revolving credit facility was $59.0 million. The amount outstanding under the revolving credit facility fluctuates based on our working capital needs.

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

If any director designee to our board designated by NCM LLC’s founding members is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.

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

Different interests among NCM LLC’s founding members or between NCM LLC’s founding members and us could prevent us from achieving our business goals

For the foreseeable future, we expect that our board of directors will include directors and executive officers of NCM LLC’s founding members and other directors who may have commercial or other relationships with NCM LLC’s founding members. NCM LLC’s founding members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict with those of the other founding members. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s founding members.

In addition, the structural relationship we have with NCM LLC’s founding members could create conflicts of interest among the founding members, or between the founding members and us, in a number of areas relating to our past and ongoing relationships. There is not any formal dispute resolution procedure in place to resolve conflicts between us and a founding member or between founding members. We may not be able to resolve any potential conflicts between us and a founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

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

Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock

The common unit adjustment agreement and the exhibitor services agreements provide that we will issue common membership units of NCM LLC to account for changes in the number of theatre screens NCM LLC’s founding members operate. Historically, each of the founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to the founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, the founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of a founding member’s common membership units in NCM LLC.

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

If we or NCM LLC’s founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, we control NCM LLC, and our interest in NCM LLC is not an “investment security” as that term is used in the Investment Company Act. If we were to stop participating in the management of NCM LLC, our interest in NCM LLC could be deemed an “investment security” for purposes of the Investment Company Act. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole material asset is our equity interest in NCM LLC. A determination that such asset was an investment security could result in our being considered an investment company under the Investment Company Act. As a result, we would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act could restrict our business activities, including our ability to issue securities.

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

Our tax receivable agreement with the founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of the founding members

We expect that our initial public offering and related transactions will have the effect of reducing the amounts NCM Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our tax receivable agreement with the founding members to pay to the founding members 90% of the amount by which NCM Inc.’s tax payments to various tax authorities are reduced. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM Inc.’s claimed tax benefits should not have been available, NCM Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur, and if one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the tax receivable agreement, then NCM Inc.’s financial condition could be materially impaired.

The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future

We cannot predict the effect, if any, that market sales of shares of common stock or the availability of shares of common stock for sale will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth.

The 42,000,000 shares of common stock sold in our initial public offering are freely tradable, except for 105,800 shares acquired by our affiliates. In addition, the founding members may receive up to 51,850,951 shares of common stock, which initially will be unregistered, upon redemption of their outstanding common membership units of NCM LLC. These shares of common stock will constitute “restricted securities” under the Securities Act of 1933, as amended, or the Securities Act. Provided the holders comply with the holding periods and other conditions prescribed in Rule 144 under the Securities Act, all but 105,800 of these unregistered shares of common stock cease to be restricted securities and become freely tradable.

Additionally, 271,845 shares of restricted stock are outstanding and 1,822,906 shares of our common stock will be issuable upon exercise of stock options that vest through 2012 and become exercisable beginning on January 1, 2008. None of such restricted stock or options was vested as of December 27, 2007. Once the options and restricted stock become vested and/or exercisable, as applicable, to the extent they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

Our stock price may be volatile

Before our initial public offering in February 2007, there was no public market for our common stock, and an active trading market for our common stock may not continue. The stock market in general has experienced extreme price and volume fluctuations in recent years. These broad market fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. Our stock price may fluctuate or decline due to a variety of factors, including:

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

Information with respect to our corporate headquarters and regional offices is presented below. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO(1)	Headquarters (including the network operations center)	58,894 sq. ft.

Chicago, IL(2)	Regional Office	1,936 sq. ft.

New York, NY(3)	Regional Office	13,299 sq. ft.

Woodland Hills, CA(4)	Regional Office	6,062 sq. ft.

Detroit, MI(5)	Regional Office	721 sq. ft.

Minneapolis, MN(6)	Regional Office	5,926 sq. ft.

Centennial, CO(7)	Temporary space	1,464 sq. ft.

(1)	This facility is leased through December 31, 2013 with a termination option at December 31, 2010.
(2)	This facility is subleased from RCM through July 31, 2009.
(3)	This facility is leased through April 30, 2015.
(4)	This facility is leased through May 31, 2012.
(5)	This facility is leased through December 31, 2009.
(6)	This facility is leased through February 29, 2012.
(7)	This facility is leased on a monthly basis commencing January 21, 2008.

Item 3.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse affect on our operating results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO was effective February 13, 2007). There were approximately 16 shareholders of record as of March 5, 2008 (not including beneficial holders of shares held in “street name”). The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated.

	Fiscal 2007
	High	Low
First Quarter (February 8, 2007 – March 29, 2007)	$28.23	$24.66
Second Quarter (March 30, 2007 – June 28, 2007)	29.80	25.25
Third Quarter (June 29, 2007 – September 27, 2007)	29.05	20.98
Fourth Quarter (September 28, 2007 – December 27, 2007)	29.70	22.22

Dividend Policy

As previously disclosed, we intend to distribute over time a substantial portion of our free cash flow in the form of quarterly dividends to our stockholders. We declared our first dividend of $0.15 on July 30, 2007 and subsequent dividends of $0.15 on October 30, 2007 and $0.15 on January 8, 2008. The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors who will take into account general economic and business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the board considers relevant. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Use of Proceeds from Sale of Registered Securities

Our initial public offering of our common stock, $0.01 par value, pursuant to our Registration Statement on Form S-1, as amended (Reg. No. 333-137976), declared effective by the SEC on February 7, 2007, was completed on February 13, 2007. In the offering, we sold 42,000,000 shares of our common stock, including 4,000,000 shares pursuant to the underwriters’ over-allotment option, at $21.00 per share, or an aggregate purchase price of $882.0 million. The managing underwriters in the offering were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities, Inc., Lehman Brothers Inc. and Morgan Stanley & Co. Incorporated.

The net proceeds received by us in the offering were $826.2 million, determined as follows (in millions):

Aggregate offering proceeds to NCM Inc.	$882.0
Underwriting discounts and commissions	48.5
Other fees and expenses	7.3

Total expenses	$55.8

Net proceeds to NCM Inc.	$826.2

None of the underwriting discounts and commissions or offering expenses were incurred or paid to our directors or officers or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. The net proceeds to us, less $1.6 million of proceeds applied to operations, were used to purchase membership units in NCM LLC. We used $746.1 million to purchase newly issued common membership units in NCM LLC and $78.5 million to purchase common membership units held by NCM LLC’s founding members on a pro rata basis.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan

See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the common stock of the Company for the period February 8, 2007 (the closing price on the first trading date) through December 27, 2007 (our fiscal year end) with the Russell 2000 Index and the Dow Jones Wilshire Media Agencies Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	2/8/07	12/27/07
National CineMedia Inc.	100.00	95.09
The Russell 2000 Index	100.00	96.81
The DJ Wilshire Media Agencies Index	100.00	90.27

*	$100 invested on 2/8/07 in stock or 1/31/07 in index-including reinvestment of dividends. Indexes calculated on month-end basis.

Item 6.	Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Business-Corporate History”, “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and the unaudited historical interim consolidated financial statements which have not been included in this document.

The statement of operations data for the years ended December 27, 2007 and December 28, 2006 are derived from the audited financial statements of NCM, Inc. and NCM LLC included elsewhere in this document. The statement of operations data for the nine months ended December 29, 2005 were derived from the audited financial statements of our predecessor NCM LLC included elsewhere in this document. The statement of operations data for RCM, a joint predecessor of NCM LLC, for the three months ended March 31, 2005, were derived from the audited financial statements of RCM, which are included elsewhere in this document. The statement of operations data for NCN, a joint predecessor of NCM LLC, for the 14 weeks ended March 31, 2005, were derived from the audited financial statements of NCN, which are included elsewhere in this document. The balance sheet data as of December 27, 2007 and December 28, 2006, were derived from the audited financial statements of NCM, Inc. and NCM LLC included elsewhere in this document.

The balance sheet data of NCM LLC as of December 29, 2005 were derived from the audited financial statements of NCM LLC. The statement of operations data for RCM for the years ended January 1, 2004 and December 30, 2004, were derived from the audited financial statements of RCM. The balance sheet data as of December 30, 2004 were derived from the audited financial statements of RCM. The balance sheet data as of January 1, 2004 and March 31, 2005 were derived from the unaudited financial statements of RCM. The statement of operations data for NCN for the 38 weeks from April 2, 2004 through December 23, 2004 and for the 53 weeks ended April 1, 2004 were derived from the audited financial statements of NCN. The statement of operations data for the 53 weeks ended April 3, 2003 were derived from the unaudited financial statements of NCN. The balance sheet of NCN as of March 31, 2005 was derived from the audited financial statements of NCN. The balance sheet data as of April 3, 2003, April 1, 2004 and December 23, 2004 were derived from the unaudited financial statements of NCN. None of these statements are included in this document.

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

•

the completion of the IPO and the use of proceeds therefrom as set forth in this document, including our acquisition of 44.8% of the common membership units in NCM LLC, which will be accounted for by our consolidation of NCM LLC; and

•	the payment by NCM LLC of a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the exhibitor services agreements.

Results of Operations Data ($ in millions, except per share data)	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007*	Predecessor— National CineMedia, LLC			Predecessor— National Cinema Network, Inc.				Predecessor— Regal CineMedia Corporation
		Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007*	Year Ended Dec. 28, 2006*	Nine Months Ended Dec. 29, 2005*	Fourteen Week Period Ended Mar. 31 2005*	Thirty- eight Week Period Ended Dec. 23, 2004*	Year Ended Apr. 1, 2004*	Year Ended Apr. 3, 2003**	Three Months Ended Mar. 31, 2005*	Year Ended Dec. 30, 2004*	Year Ended Jan. 1, 2004*
REVENUE:
Advertising	$282.7	$20.6	$188.2	$56.0	$15.5	$56.5	$69.9	$68.9	$15.6	$83.6	$65.2
Administrative Fees—Members	—	0.1	5.4	30.8	—	—	—	—	—	—	—
Meetings and Events	25.4	2.9	25.4	11.7	—	—	—	—	2.1	11.5	7.0
Other	0.2	—	0.3	0.3	—	—	—	—	0.1	0.2	0.2

TOTAL REVENUE	308.3	23.6	219.3	98.8	15.5	56.5	69.9	68.9	17.8	95.3	72.4

EXPENSES:
Advertising Operating Costs	9.1	1.1	9.2	6.3	3.5	11.3	17.9	18.7	0.9	3.7	4.4
Meetings/Events Operating Costs	15.4	1.4	11.1	5.4	—	—	—	—	0.8	3.9	2.1
Network Costs	13.3	1.7	14.7	9.2	1.1	2.3	1.6	0.8	2.4	8.1	5.0
Theatre Access Fees/Circuit Share Costs—Founding Members	41.5	14.4	130.1	38.6	5.5	18.6	18.7	14.6	2.4	16.6	15.3
Selling and Marketing	40.9	5.2	38.2	24.9	3.2	10.0	15.1	17.6	4.4	15.9	11.7
Administrative	19.2	2.8	16.4	9.8	1.9	6.1	9.5	13.1	3.4	10.8	10.3
Deferred Stock Compensation	—	—	—	—	—	—	—	—	0.3	1.4	1.4
Severance Plan Costs	1.5	0.4	4.2	8.5	—	—	—	—	—	—	—
Depreciation and Amortization	5.0	0.7	4.8	3.0	1.0	0.9	2.4	4.7	0.4	1.0	0.9
Other	0.9	—	0.6	—	0.8	—	1.4	0.1	—	—	—

TOTAL EXPENSES	146.8	27.7	229.3	105.7	17.0	49.2	66.6	69.6	15.0	61.4	51.1

Operating Income (Loss)	161.5	(4.1)	(10.0)	(6.9)	(1.5)	7.3	3.3	(0.7)	2.8	33.9	21.3
Interest Expense, Net	57.2	0.1	0.5	—	—	—	—	—	—	—	—

Income (Loss) Before Income Taxes	104.3	(4.2)	(10.5)	(6.9)	(1.5)	7.3	3.3	(0.7)	2.8	33.9	21.3
Income Taxes	41.9	—	—	—	(0.6)	3.0	1.4	(0.3)	1.1	13.3	8.4
Minority interest, net	37.6	—	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS)	$24.8	$(4.2)	$(10.5)	$(6.9)	$(0.9)	$4.3	$1.9	$(0.4)	$1.7	$20.6	$12.9

Earnings per share, Basic and Diluted	$0.59	—	—	—	—	—	—	—	—	—	—

*	— Audited

**	— Unaudited

Other Financial Data ($ in millions, except cash dividend declared per common share)	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Predecessor— National CineMedia, LLC			Predecessor— National Cinema Network, Inc.				Predecessor— Regal CineMedia Corporation
		Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Fourteen Week Period Ended Mar. 31 2005	Thirty- eight Week Period Ended Dec. 23, 2004	Year Ended Apr. 1, 2004	Year Ended Apr. 3, 2003	Three Months Ended Mar. 31, 2005	Year Ended Dec. 30, 2004	Year Ended Jan. 1, 2004
EBITDA(1)	$166.5	$(3.4)	$(5.2)	$(3.9)	$(0.5)	$8.2	$5.7	$4.0	$3.2	$34.9	$22.2
Adjusted EBITDA(1)	171.1	(2.7)	0.9	4.6	(0.5)	8.2	5.7	4.0	3.5	36.3	23.6
Adjusted EBITDA Margin(1)	55.5%	NM	0.4%	4.7%	NM	14.5%	8.2%	5.8%	19.7%	38.1%	32.6%
Capital Expenditures	$14.4	$0.6	$6.6	$5.9	$—	$—	$0.1	$1.4	$1.4	$2.7	$1.3
Cash Dividend Declared per Common Share	$0.30	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

Operating Data ($ in millions, except advertising contract value per founding member attendee)
Founding Member Screens at Period End(2)	13,261	***	13,127	9,696	3,144	3,170	3,168	3,152	6,258	6,273	6,045
Total Screens at Period End(3)	15,265	***	14,081	10,766	5,001	5,026	7,297	7,711	6,550	6,565	6,045
Digital Screens at Period End(4)	13,254	***	11,463	8,713	2,523	2,523	1,173	162	5,674	5,303	4,584
Founding Member Attendance for Period (in millions)(5)	474.6	67.3	514.1	299.3	41.5	118.5	163.3	166.7	58.6	253.8	265.6
Total Advertising Contract Value(6)	$282.7	$20.9	$205.1	$144.0	$15.5	$56.5	$69.9	$68.9	$15.6	$83.6	$65.2
Total Advertising Contract Value per Founding Member Attendee(6)	$0.60	$0.31	$0.40	$0.48	$0.37	$0.48	$0.43	$0.41	$0.27	$0.33	$0.25

***	— Not materially different than year ended December 28, 2006

Balance Sheet Data (in millions)	As of Dec. 27, 2007*	As of Dec. 28, 2006*	As of Dec. 29, 2005*	Predecessor— National Cinema Network, Inc.				Predecessor— Regal CineMedia Corporation
				As of Mar. 31 2005*	As of Dec. 23, 2004**	As of Apr. 1, 2004**	As of Apr. 3, 2003**	As of Mar. 31, 2005*	As of Dec. 30, 2004**	As of Jan. 1, 2004**
Receivables, Net	$93.2	$63.9	$36.6	$20.1	$26.2	$14.4	$13.4	$15.8	$28.8	$20.6
Property and Equipment, Net	22.2	12.6	10.0	0.7	0.7	2.0	3.8	5.2	4.2	2.5
Total Assets	463.6	90.0	48.8	60.8	27.8	18.2	20.4	48.2	49.4	28.0
Borrowings	784.0	10.0	1.3	—	—	—	—	—	—	—
Members’/Stockholders’ equity/(deficit)	(572.4)	3.5	9.8	0.1	5.6	1.3	(0.6)	41.2	39.5	18.9
Total Liabilities and Equity	463.6	90.0	48.8	60.8	27.8	18.2	20.4	48.2	49.4	28.0

Notes to the Selected Historical Financial and Operating Data

1. EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, non-cash unit based costs and deferred stock compensation. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments. The Loews payments received are added to adjusted EBITDA to determine our compliance with financial covenants under our new senior secured credit facility. AMC makes Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which was $11.2 million for the 2007 post-IPO period.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not presentations made in accordance with GAAP. As discussed above, we believe that the presentation of EBITDA, adjusted EBITDA and adjusted EBITDA margin are appropriate measures of our financial performance. However, when evaluating our results, you should not consider EBITDA, adjusted EBITDA and adjusted EBITDA margin in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as net income (loss). EBITDA, adjusted EBITDA and adjusted EBITDA margin have material limitations as performance measures because they exclude items that are necessary elements of our costs and operations. Because other companies may calculate EBITDA, adjusted EBITDA and adjusted EBITDA margin differently than we do, EBITDA, adjusted EBITDA and adjusted EBITDA margin may not be comparable to similarly-titled measures reported by other companies.

2. Represents the total number of screens within our advertising network operated by NCM LLC’s founding members. Excludes Loews screens for all periods presented. Excludes Century screens for periods presented through October 2006.

3. Represents the sum of founding member screens and network affiliate screens.

4. Represents the total number of screens which are connected to our DCN.

5. Represents the total attendance within our advertising network in theatres operated by NCM LLC’s founding members. Excludes Loews screens for all periods presented. Excludes Century screens for periods through October 2006 as presented. The Loews total attendance for the years ended December 27, 2007 and December 28, 2006 was approximately 57.5 million and 63.2 million, respectively. The Century total attendance for the year ended December 28, 2006 was approximately 48.2 million.

6. Includes advertising revenue plus legacy contract value for all historical periods.

The following table reconciles net income (loss) to EBITDA, adjusted EBITDA and adjusted EBITDA margin for the periods presented:

($ in millions)	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Predecessor— National CineMedia, LLC			Predecessor— National Cinema Network, Inc.				Predecessor— Regal CineMedia Corporation
		Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Fourteen Week Period Ended Mar. 31 2005	Thirty- eight Week Period Ended Dec. 23, 2004	Year Ended Apr. 1, 2004	Year Ended Apr. 3, 2003	Three Months Ended Mar. 31, 2005	Year Ended Dec. 30, 2004	Year Ended Jan. 1, 2004
Net income (loss)	$24.8	$(4.2)	$(10.5)	$(6.9)	$(0.9)	$4.3	$1.9	$(0.4)	$1.7	$20.6	$12.9
Income taxes	41.9	—	—	—	(0.6)	3.0	1.4	(0.3)	1.1	13.3	8.4
Minority interest	37.6	—	—	—	—	—	—	—	—	—	—
Interest expense	57.2	0.1	0.5	—	—	—	—	—	—	—	—
Depreciation and amortization	5.0	0.7	4.8	3.0	1.0	0.9	2.4	4.7	0.4	1.0	0.9

EBITDA	$166.5	$(3.4)	$(5.2)	$(3.9)	$(0.5)	$8.2	$5.7	$4.0	$3.2	$34.9	$22.2
Severance plan costs	1.5	0.4	4.2	8.5	—	—	—	—	—	—	—
Share-based compensation costs/Deferred Stock Compensation	3.1	0.3	1.9	—	—	—	—	—	0.3	1.4	1.4

Adjusted EBITDA	$171.1	$(2.7)	$0.9	$4.6	$(0.5)	$8.2	$5.7	$4.0	$3.5	$36.3	$23.6

Total Revenue	$308.3	$23.6	$219.3	$98.8	$15.5	$56.5	$69.9	$68.9	$17.8	$95.3	$72.4
Adjusted EBITDA margin	55.5%	NM	0.4%	4.7%	NM	14.5%	8.2%	5.8%	19.7%	38.1%	32.6%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical financial statements and the related notes included elsewhere in this document. This discussion includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” and elsewhere in this document.

Our historical financial data discussed below prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC and its joint predecessors, RCM and NCN. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO. See “Business-Corporate History”, “Business-Reorganization,” “Financial Condition and Liquidity-Financings” and the unaudited pro forma financial information included elsewhere in this document.

Overview

NCM LLC was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of a wholly owned subsidiary of Regal and the cinema advertising operations of a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”). On July 15, 2005, Cinemark, through a wholly-owned subsidiary, joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. As a result, we began to record revenue from the sale of advertising for Cinemark’s screens on January 1, 2006 on a non-exclusive basis until April 1, 2006. Cinemark acquired Century theatres in October 2006 and NCM LLC began to sell advertising on an exclusive basis in those Century theatres in November 2006.

The results of operations data for the period December 28, 2006 through February 12, 2007 (the “2007 pre-IPO period”) give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, specific events or facts and other methods management considered to be a reasonable reflection of the results for such period. The results of operations data for the period February 13, 2007 through December 27, 2007 (the “2007 post-IPO period”) were derived from the audited consolidated financial results of NCM, Inc. The historical financial data of NCM LLC prior to the IPO may not be indicative of the Company’s post-IPO performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the pre-IPO periods presented.

Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings business and Fathom events business. We have long-term exhibitor services agreements with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The exhibitor services agreements with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary DCN technology. In excess of 90% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

Our national on-screen and lobby entertainment network advertising contracts with clients typically specify the number of theatre attendees, or impressions, to be delivered for a four- or five-week advertising campaign and the unit price per thousand impressions, or CPM, for a 30-second advertising unit. Our regional and local on-screen advertising contracts with clients typically specify the number of screens, duration of time (typically one to several weeks) and the unit price (typically a cost per screen per week) for an advertising campaign. Typically there are a minimum of 11 national 30-second advertising units and a minimum of 14 local 15-second units available in any advertising campaign within the FirstLook pre-feature program. The number of national or local units can be expanded to a certain extent depending on market demand. Programming on our lobby entertainment network consists of an approximately 30 minute loop of content segments and advertising. Our lobby promotions contracts are based on a standardized rate card for each product that typically specifies the number of impressions to be delivered. Our CineMeetings revenue is derived from the rental of theatre auditoriums, and the provision of catering services and network and audio visual services that are sold as part of our meeting and event services. Our Fathom revenue is derived from the sale of tickets to the general public for music, sporting and other entertainment events or a series of events. CineMeetings and Fathom events are typically held on the weekdays when theatre attendance for films is lower.

Our advertising rates are generally either based on contracts with our content partners and other advertisers, or driven by the demand in the advertising marketplace, including television and other segments of national, regional and local advertising. Our national on-screen CPMs vary by the time of year and the placement within our pre-feature program. Our founding members and certain of our network affiliates report to us each theatre’s attendance by film and film rating category on a weekly or monthly basis. Our network affiliate attendance represented approximately 6% of our total attendance for the 2007 post-IPO period and we estimate it will be in excess of 10% for 2008. The number of people in the auditorium at the time an advertisement is presented is based on the exhibitor’s attendance reports. We calculate the number of impressions delivered against advertising contracts by multiplying the attendance data received from the exhibitors by the number of patrons in their seat at a given time prior to the advertised show time. The percentage is based on independent third-party research. If, during any contract period we under-deliver the number of contracted impressions, we may be obligated to either provide “make-good” advertising units in a subsequent period (and defer the recognition of the related revenue) or refund a pro rata portion of the contract amount in cash to the client. Historically, in the majority of cases, clients have agreed to “make-good” rather than to request a refund of cash.

The expenses associated with our business historically have included (i) selling and marketing expenses, (ii) network operations and maintenance costs, (iii) advertising and event costs, (iv) administrative costs and (v) theatre access fees and circuit share expenses to our founding members. Our selling and marketing expenses include the base salaries and commissions of our advertising sales staff and expenses associated with marketing, public relations and research departments. Network operations and maintenance costs relate to the personnel and other costs associated with our content production and post-production activities, costs associated with operating our network operations center, satellite bandwidth costs and maintenance of the network software and hardware. Advertising and event costs relate primarily to production and fulfillment of non-digital advertising and payments based on a sharing of revenue with our network affiliates and the direct costs associated with CineMeetings and Fathom. Our administrative costs primarily consist of salaries and bonuses for our administrative staff, professional fees, insurance, and occupancy costs. Circuit share payments are the payments made to NCM LLC’s founding members for the right to provide our services in their theatres using our digital content network (“DCN”) and prior to the offering represented substantially all of our earnings before interest, income taxes, depreciation and amortization, or EBITDA. In the 2007 post-IPO period, under the amended and restated ESAs, theatre access fees were payable to the founding members, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, but which are expected to result in significantly lower payments as a percentage of our revenue than have been required historically.

Our operating results may be affected by a variety of internal and external factors and trends described more fully below in Factors Affecting Comparability of Results of Operations and as also described in “Risk Factors”:

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

•

Theatre attendance. Theatre attendance depends to a significant degree on the quality of the motion pictures distributed by the movie studios to the film exhibitors as well as the development of other distribution platforms. Although theatre attendance declined from 2001 to 2005 and then moderately increased in 2006 and 2007, during this time, cinema advertising revenue significantly increased as a result of better visibility of the medium and the use of digital technology, which enhanced the reach and overall value proposition of cinema advertising. However, as cinema advertising matures, this trend may not continue.

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

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Management confers monthly to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), advertising revenue per founding member attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and revolving credit facility availability to ensure that debt and declared and future dividend obligations can be met.

Summary Historical and Pro Forma Financial and Operating Data

You should read this information together with the other information contained in this document, including “Business-Corporate History” and “Business-Reorganization,” and our audited historical financial statements and the notes thereto included elsewhere in this document. The summary pro forma financial information in the table below was derived from (i) unaudited pro forma consolidated statement of operations for the year ended December 27, 2007 included elsewhere in this document, (ii) unaudited pro forma consolidated statement of operations for the year ended December 28, 2006, which was included in our 2006 Form 10-K and is not included elsewhere in this document, and (iii) unaudited pro forma consolidated statement of operations for the year ended December 29, 2005, which was included in our registration statement and is not included elsewhere in this document, present the consolidated results of operations of NCM Inc. assuming the IPO, reorganization and senior secured credit facility discussed in detail elsewhere in this document has been completed and the transactions and material changes to contractual arrangements, which occurred in connection with them completion of the IPO and related transactions described had become effective as of December 31, 2004. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical and the transaction adjustments as described in unaudited pro forma financial information included elsewhere in this document. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the periods presented. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions, as discussed more fully in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be impacted by related party transactions. Historical and pro forma results of operations and financial condition are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma consolidated financial information should not be relied upon as being indicative of NCM Inc. or NCM LLC’s results of operations or financial condition had the historical adjustments and the transaction adjustments been completed on December 31, 2004, with respect to the pro forma statements of operations. The pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date.

The following table presents operating data and EBITDA on a historical and a pro forma basis. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” above for a discussion of the historical calculation of adjusted EBITDA and reconciliation to net income and “—EBITDA” below for a discussion of the pro forma calculation of adjusted EBITDA and reconciliation to net income.

(In millions, except per share data)	Historical				Pro Forma
	Post-IPO Period Ended Dec. 27, 2007	Pre-IPO Period Ended February 13, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Year Ended Dec. 27, 2007	Year Ended Dec. 28, 2006	Year Ended Dec. 29, 2005
Revenue	$308.3	$23.6	$219.3	$98.8	$338.0	$275.7	$221.6
Operating income (loss)	$161.5	$(4.1)	$(10.0)	$(6.9)	$171.1	$126.8	$95.7
Adjusted EBITDA	$171.1	$(2.7)	$0.9	$4.6	$182.1	$138.3	$108.8
Adjusted EBITDA margin	55.5%	NM	0.4%	4.7%	53.9%	50.2%	49.1%
Net Income (Loss)	$24.8	$(4.2)	$(10.5)	$(6.9)	$24.6	$16.6	$8.2
Net Income (Loss) per Basic Share	$0.59	—	—	—	$0.58	$0.39	$0.20
Net Income (Loss) per Diluted Share	$0.59	—	—	—	$0.58	$0.39	$0.20

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

The following table reconciles pro forma net income to pro forma EBITDA and adjusted EBITDA for the periods presented (dollars in millions):

	Year Ended Dec. 27, 2007	Year Ended Dec. 28, 2006	Year Ended Dec. 29, 2005
Net income	$24.6	$16.6	$8.2
Income taxes	42.6	24.7	12.3
Minority interest	38.5	20.5	10.2
Interest expense	65.4	65.0	65.0
Depreciation and amortization	5.7	4.8	4.3

EBITDA	176.8	131.6	100.0
Severance plan costs	1.9	4.2	8.5
Share-based compensation costs/Deferred stock compensation	3.4	2.5	0.3

Adjusted EBITDA	$182.1	$138.3	$108.8

Total Revenue	$338.0	$275.7	$221.6

Adjusted EBITDA margin	53.9%	50.2%	49.1%

Basis of Presentation

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

The consolidated operating results discussed herein were derived from the audited financial statements of NCM, Inc. and NCM LLC and should be read in conjunction with the notes thereto. The results of operations for the period ended December 27, 2007 are presented in two periods, the 2007 pre-IPO period and the 2007 post-IPO period. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members.

The results of operations data for the year ended December 28, 2006 and the nine months ended December 29, 2005 were derived from the historical financial statements and accounting records of NCM LLC and from the financial statements and accounting records of NCN for the period December 24, 2004 through March 31, 2005 and RCM for the three months ended March 31, 2005. The balance sheet of NCM LLC at December 28, 2006 reflects the carryover basis of the founding members in the assets contributed by NCN and RCM.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2005, 2006 and 2007 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 27, 2007 (Period December 29, 2006 through February 12, 2007)	2007 pre-IPO period
December 27, 2007 (Period February 13, 2007 through December 27, 2007)	2007 post-IPO period
December 28, 2006	2006
December 29, 2005	2005

Factors Affecting Comparability of Results of Operations

RCM provided advertising services to the Regal theatre circuit and a network affiliate during the first quarter of fiscal 2005. NCN provided advertising services to the AMC theatre circuits and various network affiliates during its first quarter of fiscal 2005. NCM LLC was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member. Upon becoming a member of NCM LLC, each founding member entered into an exhibitor services agreement with NCM LLC, which remained in effect until the founding members entered into amended and restated ESAs upon the completion of the IPO. At NCM LLC’s formation, each of AMC and Regal retained their pre-existing advertising contracts and NCM LLC administered those contracts on behalf of those founding members for an administrative fee equal to a percentage of total revenue (35% through December 29, 2005 and 32% through February 12, 2007). Over time as these “legacy” advertising contracts were fulfilled and NCM LLC entered into new contracts directly with advertisers, the administrative fees declined and our advertising revenue increased. The total underlying legacy contract value was approximately equal to our administrative fees during that period divided by the 32% administrative fee percentage. In addition, because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our DCN. On October 5, 2006, Cinemark completed the acquisition of the Century theatre circuit, and the Century screens were added to our network on an exclusive basis in November 2006. The timing of the addition of the Cinemark and Century theatres to our network affects the comparability of results from the periods as they were not included in the results for the full year ended December 28, 2006.

On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. These U.S.-based Loews screens will become part of our national advertising network on an exclusive basis beginning on June 1, 2008, following the expiration of Loews’ pre-existing contract with another cinema advertising provider. The Loews theatres will be subject to the following limitations: (i) during the period beginning on June 1, 2008 through November 30, 2008, the run-out of on-screen advertising and entertainment content and (ii) during the period beginning on December 1, 2008 through February 28, 2009, the right of the prior advertising provider to up to one minute of advertising during the pre-feature show, in each case, for pre-existing contractual obligations that exist on May 31, 2008. In accordance with the Loews screen integration agreement, AMC pays us amounts based on an agreed-upon calculation to reflect the net amount of cash that approximates what NCM LLC would have generated if we were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments are made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the 2007 post-IPO period, the Loews payment is $11.2 million and the amount included in the due to/from founding members at December 27, 2007 is $3.7 million. The Loews payment is recorded directly to NCM LLC’s members’ equity account.

We believe that one of the most meaningful metrics to ascertain the growth of our advertising revenue among all historical periods presented is the total amount of our advertising revenue, excluding advertising revenue associated with the founding member beverage concessionaire agreements, plus the legacy contract value, which we refer to as “advertising contract value”. The trend of total advertising contract value, divided by the total number of founding member attendees, which we refer to as “total advertising contract value per founding member attendee” is also a measure that we use to track our revenue performance over time. We believe that these metrics are helpful to analyze advertising revenue performance across our reporting periods, while providing a measure of revenue which is independent of the number of screens in our network and corresponding attendance for which advertising services are being provided.

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

The increases in the size of our network, as well as differences in the structure of circuit share expense and theatre access fee and the circuit beverage revenue limit the comparability of revenues and operating expenses for all reporting periods. Therefore, certain components of operating expenses, including selling and marketing, administrative, and depreciation expense, are analyzed on the basis of cost per founding member attendee. We also analyze on the basis of operating expense as a percentage of revenues, as this metric may provide meaningful trend analysis.

The following table presents total advertising contract value and operating expenses per founding member attendee for the periods presented, which will be discussed further below.

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005	Predecessor NCN Period December 24, 2004 through March 31, 2005	Predecessor RCM Three Months Ended March 31, 2005
Total advertising contract value ($ in millions)	$282.7	$20.9	$205.1	$144.0	$15.5	$15.6
Total advertising contract value per founding member attendee	$0.60	$0.31	$0.40	$0.48	$0.37	$0.27
Total operating expense per founding member attendee	$0.22	$0.19	$0.19	$0.20	$0.28	$0.21
Total operating expense as a percentage of revenues	33.7%	54.7%	43.3%	59.3%	74.2%	69.1%

Results of Operations

2007 Post-IPO Period and the 2007 Pre-IPO Period and the Year Ended December 28, 2006

Revenue. Total revenue of the Company for the 2007 post-IPO period was $308.3 million, while total revenue for the 2007 pre-IPO period was $23.6 million, as compared to $219.3 million during the twelve months ended December 28, 2006. The increase in the aggregate 2007 periods over the 2006 period was primarily the result of payments from the founding member beverage agreements, increase in national advertising inventory utilization and CPM, an increase in local and regional advertising sales, the conversion or assignment of certain legacy contracts and increasing meetings and events revenue. The aggregate national advertising revenue for the 2007 periods increase of 72.2% related primarily to an increase in national advertising inventory utilization to 87.0% from 77.5%, a 1.6% increase in CPMs, an increase in non-inventory on-screen and lobby revenue and a 5.4% increase in founding member attendance. Local and regional advertising revenue increased by 27.4% primarily due to an increase in screens and time sold. The meeting and events revenue increase of 11.4% related to an increase in Fathom revenue due to an increase in event count of approximately 50.0%, primarily for the Met, offset by 14.2% decrease in revenue for CineMeetings due to a 15.0% decrease in event count.

Total advertising contract value per founding member attendee for the Company for the 2007 post-IPO period was $0.60, while the total advertising contract value per founding member attendee was $0.31 for the 2007 pre-IPO period and $0.40 during the year ended December 28, 2006. The approximate 40.0% increase in the advertising contract value per founding member for the combined 2007 post-IPO period and 2007 pre-IPO period versus the year ended December 28, 2006 was primarily the result of increased utilization through an increase in expenditures from certain existing clients and the expansion of our advertising client base. The increase was also due to an increase in sales of non-inventory on-screen and lobby revenue, such as the sale of branded content segments, cell phone trailer segments and lobby promotional items.

Operating expenses. Total operating expenses for the 2007 post-IPO period were $103.8 million, $12.9 million during the 2007 pre-IPO period and $95.0 million for the year ended December 28, 2006. The increase of the combined 2007 post-IPO period and 2007 pre-IPO period versus total operating expenses for the year ended December 28, 2006 was primarily the result of the increase in sales commissions and event costs associated with the increase in revenue discussed above and increased expenses due to additional staffing and infrastructure required to support the increase in the number of advertising contracts, expansion of the network and public company compliance costs.

Non-cash costs associated with our equity incentive plan also contributed to the increase in administrative expenses. Share-based compensation expense for the 2007 post-IPO period was $3.1 million, while the expense was $0.3 million for the 2007 pre-IPO period and $2.5 million for the twelve months ended December 28, 2006. The increase in share-based compensation expense is primarily due to the plan being in place for the entire 2007 post-IPO and 2007 pre-IPO periods, while it was only in place for nine months of the twelve months ended December 28, 2006 as the options were originally issued in the second quarter of 2006 and additional grants made at the time of the IPO. See the information provided under Note 9 to the consolidated financial statements included elsewhere in this document for additional details.

Total operating expenses per founding member attendee for the Company for the 2007 post-IPO period was $0.22, $0.19 for the 2007 pre-IPO period and $0.19 during the year ended December 28, 2006. The 13.1% increase in total operating expenses per founding member for the combined 2007 post-IPO period and 2007 pre-IPO period versus the year ended December 28, 2006 was primarily the result of costs associated with increased revenue and related expenses associated with the lower-margin meetings and events businesses, increased administrative costs associated with our public company compliance, offset by the fixed nature of many of our operating expenses associated with our advertising business. Operating expenses as a percentage of revenues for the 2007 post-IPO period was 33.7%, for the 2007 pre-IPO period was 54.7% and for the year ended December 28, 2006 was 43.3%. The decrease in the 2007 post-IPO period percentage is primarily the result of higher advertising revenue levels discussed above and the scalable nature of several components of our operating expenses.

Circuit share expense/theatre access fee. Theatre access fees of the Company for the 2007 post-IPO period were $41.5 million, while circuit share expense was $14.4 million during the 2007 pre-IPO period and $130.1 million during year ended December 28, 2006. The decrease for the 2007 post-IPO period versus the NCM LLC 2007 pre-IPO period and the year ended December 28, 2006 was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO as discussed above. Total theatre access fees as a percentage of revenue of the Company for the 2007 post-IPO period were 13.5%, while the total circuit share expense as a percentage of revenue was 61.0% for the 2007 pre-IPO period and 59.3% during the year ended December 28, 2006. The decrease in the theatre access fee as a percentage of revenue for the 2007 post-IPO period was the result of the change in the structure of the theatre access fee as compared to the circuit share payments prior to the amendment and restatement of the ESAs, as previously discussed.

Net income (loss). Net income generated by the Company for the 2007 post-IPO period was $24.8 million, while for the 2007 pre-IPO period there was a net loss of $4.2 million and there was a net loss of $10.5 million during the year ended December 28, 2006. The increase in the profitability of the Company for the 2007 post-IPO period versus the periods prior to the IPO was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in interest expense associated with the new credit facilities and the income taxes and expenses associated with the tax receivable agreement and minority interest expense associated with the new corporate structure. The comparability of the net income of the periods presented is limited due to the differing lengths of the periods, size of our network and changes in the corporate structure and capitalization as discussed above.

Years ended December 28, 2006 and December 29, 2005

For purposes of this analysis, the year ended December 29, 2005 includes revenue, total advertising contract value, operating expenses, circuit share expense and net income (loss) of our joint predecessors, RCM and NCN for the quarter ended March 31, 2005, and the results of NCM LLC for the nine months ended December 29, 2005.

Revenue. Total revenue generated by our joint predecessors, RCM and NCN, respectively, was $17.8 million and $15.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total revenue generated by NCM LLC from April 1, 2005 through December 29, 2005 was $98.8 million. Total revenue generated by NCM LLC for the year ended December 28, 2006 was $219.3 million. The 2006 increase versus the combined three-month joint predecessor revenue and nine-month NCM LLC revenue was the result of a combination of higher national advertising CPMs, which increased by 2.6% between NCM LLC’s period ended December 29, 2005 and year ended December 28, 2006, and an expansion of advertising client base and our network, including the increase in average founding member screens of 3,559, or 40.6%, primarily due to the addition of Cinemark, as well as its conversion of certain legacy contract revenue between NCM LLC’s nine month period ended December 29, 2005 and year ended December 28, 2006 to NCM LLC contracts thereby increasing our revenue, and a 84% increase in CineMeetings revenue due to an increase in event count of 43% and due to the increase in revenue per event.

Total advertising contract value of NCM LLC’s joint predecessors, RCM and NCN, respectively, was $15.6 million and $15.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total advertising contract value of NCM LLC from April 1, 2005 through December 29, 2005 was $144.0 million. Total advertising contract value of NCM LLC for the year ended December 28, 2006 was $205.1 million. This increase versus the combined three-month joint predecessor revenue and nine-month NCM LLC revenue was primarily the result of the expansion of our advertising client base and network and increase in advertising CPMs, as discussed above. Total advertising contract value per founding member attendee of our joint predecessors, RCM and NCN, respectively, was $0.27 and $0.37 during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total advertising contract value per founding member attendee of NCM LLC from April 1, 2005 through December 29, 2005 was $0.48. Total advertising contract value per founding member attendee of NCM LLC for the year ended December 28, 2006 was $0.40. This decrease versus the combined three month joint predecessor revenue and nine month NCM LLC revenue was the result of the impact of restrictions on our ability to sell national advertising on Cinemark’s screens between January 1, 2006 and April 1, 2006 on an exclusive basis, coupled with slight reductions in local advertising inventory utilization as the existing Cinemark clients were transitioned to our FirstLook format, the addition of Century attendees in November 2006, the usual delay associated with absorbing these additional attendees into our sales process and the termination of our largest network affiliate agreement (in terms of advertising revenue) that was unprofitable in November 2005.

Operating Expenses. Total operating expenses generated by our joint predecessors, RCM and NCN, respectively, were $12.3 million and $11.5 million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and total operating expenses of NCM LLC from April 1, 2005 through December 29, 2005 were $58.6 million. Total operating expenses of NCM LLC for the year ended December 28, 2006 were $95.0 million. This increase versus the combined three-month joint predecessor revenue and nine-month NCM LLC revenue was primarily due to increased cost levels due to the addition of Cinemark screens to our network, increased affiliate and commission expenses related to higher revenue, and increased administrative expenses due to additional staffing and infrastructure required to support the growth of NCM LLC, as well as non-cash costs associated with our unit option plan. Direct comparison, however, is not necessarily reflective of future trends between the periods because certain expenses which were incurred by predecessor companies on a separate basis would have been duplicative during their comparative periods, including costs for administrative services including human resources, legal services, accounting services, and other managerial expenses for positions which would have been eliminated when the joint venture was formed, such as sales staff executives. Upon formation of NCM LLC, these duplicative services were eliminated.

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

Net income (loss). Net income (loss) generated by our joint predecessors, RCM and NCN, respectively, was $1.7 million and $(0.9) million during their quarter ended March 31, 2005 (prior to the formation of NCM LLC) and the net income (loss) of NCM LLC from April 1, 2005 through December 29, 2005 was $(6.9) million. Total net loss of NCM LLC for year ended December 28, 2006 was $(10.5) million. The higher loss for 2006 was due to the off-setting factors of increased revenue and circuit share expense discussed above. Also, the comparability of the net income of the two periods is limited due to the addition of the Cinemark theatres to our network in 2006.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of December 27, 2007, our cash and cash equivalents balance was $20.8 million, an increase of $14.1 million compared to the balance of $6.7 million as of December 28, 2006. In addition, we had access to an undrawn line of credit of $21.0 million for a total liquidity position of $41.8 million as of December 27, 2007. The increase in our liquidity position from December 28, 2006 was in part a result of positive cash from operating and financing activities offset by higher levels of investing activities. A substantial amount of cash has been set aside for future income tax and tax sharing payments and payments related to dividends that have been declared.

Cash Flows (in millions).

	Post-IPO Period Ended Dec. 27, 2007	Pre-IPO Period Ended February 13, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005
Net cash from operating activities	$37.3	$2.2	$8.3	$(2.9)
Net cash from investing activities	$(30.2)	$(0.5)	$(6.3)	$(5.9)
Net cash from financing activities	$5.4	$(0.1)	$4.7	$8.8

•

Operating Activities. The increase in funds provided by operating activities for the combined 2007 post-IPO period and 2007 pre-IPO period versus the year ended December 28, 2006 was primarily due to increases in revenues in the 2007 periods and lower payments to the founding members related to the transition from a circuit share to a theatre access fee structure after the IPO. See Note 7 to the consolidated financial statements included elsewhere in this document.

•

Investing Activities. The increase in funds used for investing activities for the combined 2007 post-IPO period and 2007 pre-IPO period versus the year ended December 28, 2006 was primarily due to $9.1 million of cash invested in auction rate securities, $7.0 million of cash invested in 6% convertible preferred stock of IdeaCast, Inc. and investments in our network software and in corporate management systems and purchases of equipment necessary to service the expansion of our network in network affiliate theatres.

•

Financing Activities. The increase in funds generated from financing activities for the combined 2007 post-IPO period and 2007 pre-IPO period versus the year ended December 28, 2006 was primarily due to net proceeds related to the IPO and net borrowings on our senior secured credit facility and distributions paid to the founding members offset by dividend payments.

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

Management believes that future funds generated from NCM LLC’s operations and distributions to NCM, Inc. and available borrowing capacity of up to $80.0 million under NCM LLC’s revolving credit facility should be sufficient to fund quarterly dividends, NCM LLC’s debt service requirements, working capital requirements and capital expenditure and other investing requirements, through the next 12 months. We made a draw of $10.0 million on the new credit facility at the closing of the IPO to repay amounts outstanding under NCM LLC’s then-existing revolving credit facility and made a draw of $50.8 million on March 15, 2007 to repay remaining amounts owed to the founding members under the prior exhibitor services agreements that, due to timing differences, were funded by the collection by us of related receivables. The amount outstanding as of December 27, 2007 on our revolving credit facility was $59.0 million. Cash flows generated by NCM LLC’s distributions to NCM, Inc. can be impacted by the seasonality experienced in advertising revenues at NCM LLC and the impact to associated collections of accounts receivable.

Our short and long term cash requirements consist of minimum annual payments under our operating leases for our headquarters and regional offices and capital expenditures and other investments that we make from time to time. Minimum annual operating lease requirements associated with our headquarters and regional offices are included in our direct operating expenses, which have historically been satisfied by cash generated from operations. For fiscal 2008, we are committed to $1.8 million of annual operating lease payments. In addition, NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined in the operating agreement, to its members, including the Company. The available cash distribution to the members of NCM LLC for the quarter ended December 27, 2007 was approximately $37.0 million, of which $16.6 million was the Company’s portion. The total available cash distribution for the 2007 post-IPO period was approximately $119.1 million, of which $53.3 million was the Company’s portion. The Company will use cash received from the available cash distributions to fund income taxes and current and future dividends as declared by the board of directors, including a dividend declared of $0.15 per share (approximately $6.3 million) which will be paid on March 26, 2008.

Capital expenditures. Capital expenditures of NCM LLC have typically been related to equipment required for our network operations center and content production and post-production facilities, digital content system and “back-office” capitalized software upgrades developed primarily by our programmers, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the 2007 post-IPO period were $14.4 million (including $6.5 million associated with network affiliate additions), while capital expenditures were $0.6 million, $6.6 million and $5.9 million for the 2007 pre-IPO period, the year ended December 28, 2006 and the nine months ended December 29, 2005, respectively. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within NCM LLC’s founding members’ theatres have been made by the founding members under the exhibitor services agreements. We expect they will continue to be made by the founding members in accordance with the amended and restated ESAs.

We expect to make approximately $16.0 million to $17.0 million of capital expenditures in fiscal 2008 (including approximately $5.0 million associated with network affiliates), primarily for ordinary course maintenance of our digital content system, upgrades to our distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our interactive initiative and network equipment in network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. These capital expenditures may be increased in connection with expenditures made in network affiliate theatre proposals, should additional ones be added to our network. We expect that these additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

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

Prior NCM LLC credit facility. On March 22, 2006, NCM LLC entered into a $20.0 million secured revolving credit facility, with a $2.0 million letter of credit facility, with a group of lenders. On February 13, 2007, the balance under this facility was paid off and cancelled and replaced by the new senior secured credit facility discussed below.

New senior secured credit facility. On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The net proceeds of the term loan were used, together with $59.8 million of proceeds from the offering, to redeem all the preferred membership units of NCM LLC for an aggregate price of $769.5 million. The term loan will be due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at December 27, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at December 27, 2007 was $59.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for the term loan facility and the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. As of December 27, 2007, the effective rate on the term loan was 6.77% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 6.87%) and the weighted-average interest rate on the revolver was 6.81%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and financing ratio requirements, with which, at December 27, 2007, the Company was in compliance. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.

Critical Accounting Policies

The significant accounting policies of NCM LLC are described in Note 1 of the financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of NCM LLC.

Allowance for doubtful accounts. The allowance for doubtful accounts represents management’s estimate of probable credit losses inherent in its trade receivables, which represent a significant asset on the balance sheet. Estimating the amount of the allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. Account receivable balances are charged against the allowance, while recoveries of amounts previously charged are credited to the allowance. A provision for bad debt is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

Revenue recognition. NCM LLC considers estimates regarding make-good provisions in advertising revenue to be a critical accounting policy that requires complicated mathematical calculations used to determine the shortfall of advertising impressions delivered. Advertising revenue is recognized in the period in which theatre attendees (impressions) are provided. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than the amount contracted. The amount contracted is based on an estimate of attendees at the date the contract is signed. When actual attendance, based on amounts reported by the founding members, is less than contracted, a make-good provision is required.

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the determination of fair value of options for accounting purposes requires that management make complex estimates and judgments. We utilize the Black-Scholes option price model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used. The following assumptions were used in the valuation of the options:

•

Expected life of options—We are a newly public company and applied the SEC simplified method (the average of the vesting and contractual terms of the options) during 2006 and 2007 in the absence of reliable historical data of our Company or from a group of peers to estimate our expected life. We expect to continue to use this method until we have a reasonable basis upon which to estimate expected life.

•	Risk free interest rate—The risk-free interest rate was determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•

Expected volatility—NCM closed its IPO on February 13, 2007. Since the length of time our shares have been publicly traded is shorter than the contractual terms of our options, we believe historical volatility may not be completely representative of future stock price trends. As a result, we estimated expected volatility based on comparable companies and industry indexes for historic stock price volatility. Until such time as we have sufficient historical information to derive an implied volatility we expect to continue to use this method as long as we believe such companies are comparable to us.

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy after the IPO.

Fair Value Estimation. NCM LLC considers estimates regarding fair value of our investment in preferred stock of IdeaCast, Inc. to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. The Company’s preferred stock investment in IdeaCast, Inc., which is accounted for as an available-for-sale debt security, requires significant management judgment because the securities are not publicly traded and as a result there is no readily determinable fair value. The Company based its estimated fair value on factors including, but not limited to: product development activity; whether there have been significant changes, positive or negative, in the prospects for IdeaCast’s business; and the overall health of IdeaCast and its industry. In addition, should the fair value of IdeaCast decline below our cost, management judgment will be required to assess whether the investment should be considered other-than-temporarily impaired. The Company prepared a discounted cash flows model for the valuation analysis using assumptions for the number of installed clubs, capital expenditures per club installation, advertising inventory, utilization rate and CPM as significant inputs.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 7 to the consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Transactions

We had no off-balance sheet arrangements or obligations for the periods presented in this report. Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “Contractual and Other Obligations” below for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations at December 27, 2007 were as follows:

	Payments Due by Period
	Total	2008	2009-2010	2011-2012	After 2012
	($ in millions)
Borrowings	$725.0	$—	$—	$—	$725.0
Future interest on borrowings	350.5	49.2	95.8	98.7	106.8
Office leases	9.0	1.8	3.3	2.6	1.3
Network affiliate agreements	22.4	5.8	9.5	7.1	—

Total contractual cash obligations	$1,106.9	$56.8	$108.6	$108.4	$833.1

The amounts of future interest payments in the table above are based on the amount outstanding on the term loan, estimated rates of interest over the term of the variable rate portion and the rates in effect on our interest rate swap. The terms of the new senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. In addition, we have a variable rate revolving credit agreement. Debt service requirements under this agreement depend on the amounts borrowed and the level of the based interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the new senior secured credit facility at “Financial Condition and Liquidity-Financings.”

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

The primary market risk to which we are exposed is interest rate risk. An increase or decrease in interest rates would affect interest costs relating to the variable portion of our senior secured debt facility which is not covered under the hedging agreement. At December 27, 2007, there was an aggregate of $175.0 million of variable rate debt outstanding on the term portion of our facility that was not covered by interest rate swaps, and $59.0 million of variable rate debt outstanding on the revolver portion of our facility. Based on the interest rate levels in effect on the unhedged variable rate debt outstanding at December 27, 2007, a 100 basis point fluctuation in market interest rates would have increased or decreased our interest expense by approximately $2.3 million for an annual period, net of the effect on interest rate swaps.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of December 27, 2007, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 27, 2007 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. This report is furnished with this Annual Report pursuant to Item 308T of Regulation S-K and shall not be deemed filed by the Company for purposes of Section 18 of the Exchange Act, as amended, or otherwise subject to the liabilities of that section, unless the Company specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act of 1933, as amended, or the Exchange Act, as amended.

Management established and maintains adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 27, 2007, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 27, 2007 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company’s registered public accounting firm, Deloitte & Touche LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte & Touche LLP pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report as of December 27, 2007.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 27, 2007 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to our directors, see our definitive Proxy Statement under the heading “Board Composition”, which information is incorporated herein by reference. Information regarding our audit committee financial expert and the members of the audit committee are incorporated in this item by reference from our Proxy Statement under the heading “Meetings of the Board of Directors and Committees.”

The information required in this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Exchange Act by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from our Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our board of directors, chief executive officer and chief financial officer. The Code of Business Conduct and Ethics sets forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of the Company’s property, business opportunities and proprietary information. Our Code of Business Conduct and Ethics is available free of charge on our website at www.ncm.com under the tab “Investor Relations– Corporate Governance.” We intend to post on our website any amendments to, or waivers from our Code of Business conduct and Ethics applicable to senior financial executives.

Item 11.	Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of directors, executive officers and holders of more than 5% of a class of our voting securities see the Proxy Statement under the heading “Beneficial Ownership”, which information is incorporated herein by reference.

For equity incentive plan information see the Proxy Statement under the heading “Equity Incentive Plan Information”, which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions

For information with respect to certain relationships and related transactions, see the Proxy Statement under the heading “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item with respect to principal accounting fees and services is incorporated herein by reference from the Proxy Statement under the heading “Fees Paid to Independent Auditors.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(b) Exhibits

See Exhibit Index, beginning on page 65.

(c) Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Dated:	March 7, 2008	/s/ KURT C. HALL
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	March 7, 2008	/s/ GARY W. FERRERA
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KURT C. HALL Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	March 7, 2008

/S/ GARY W. FERRERA Gary W. Ferrera	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 7, 2008

/S/ PETER C. BROWN Peter C. Brown	Director	March 7, 2008

/S/ MICHAEL L. CAMPBELL Michael L. Campbell	Director	March 7, 2008

/S/ LAWRENCE A. GOODMAN Lawrence A. Goodman	Director	March 7, 2008

/S/ DAVID R. HAAS David R. Haas	Director	March 7, 2008

/S/ JAMES R. HOLLAND, JR. James R. Holland, Jr.	Director	March 7, 2008

/S/ STEPHEN L. LANNING Stephen L. Lanning	Director	March 7, 2008

/S/ EDWARD H. MEYER Edward H. Meyer	Director	March 7, 2008

/S/ LEE ROY MITCHELL Lee Roy Mitchell	Director	March 7, 2008

/S/ SCOTT N. SCHNEIDER Scott N. Schneider	Director	March 7, 2008

INDEX TO EXHIBITS

Exhibit	Reference	Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

Exhibit	Reference	Description
10.13	(3)	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note).

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall.+

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks.+

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera.+

10.17	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley.+

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy.+

10.19	(4)	National CineMedia, Inc. 2007 Equity Incentive Plan.+

10.20	(5)	Form of Option Substitution Award.+

10.21	(6)	Form of Restricted Stock Substitution Award.+

10.22	(7)	Form of Stock Option Agreement.+

10.23	(8)	Form of Restricted Stock Agreement.+

10.24	(9)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.25	(10)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(11)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(12)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.28	(13)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(14)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(15)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.31	(16)	Confirmation of Swap, dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.32	(17)	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

Exhibit	Reference	Description
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer*

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer*

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350**

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350**

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(9)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(11)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.
(12)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(15)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(16)	Incorporated by reference to Exhibit 10.5 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(17)	Incorporated by reference to Exhibit 10.6 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL INFORMATION

Page
National CineMedia, Inc. and Subsidiary
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of December 27, 2007 and December 28, 2006	F-3

Statements of Operations for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, the year ended December 28, 2006, the period March  29, 2005 through December 29, 2005, Predecessor National Cinema Network, Inc. for the period December 24, 2004 through March 31, 2005 and Predecessor Regal CineMedia Corporation for the three months ended March 31, 2005

F-4

Statements of Stockholders’ Equity for Predecessor National Cinema Network, Inc. for the period December 24, 2004 through March  31, 2005, Predecessor Regal CineMedia Corporation for the three months ended March 31, 2005, Statements of Members’ Equity for the period March 29, 2005 through December 29, 2005, the year ended December 28, 2006, the period December 29, 2006 through February 12, 2007 and Statements of Stockholders’ Equity for the period February 13, 2007 through December 27, 2007

F-5

Statements of Cash Flows for the period February 13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007, the year ended December 28, 2006 , the period March  29, 2005 through December 29, 2005, Predecessor National Cinema Network, Inc. for the period December 24, 2004 through March 31, 2005 and Predecessor Regal CineMedia Corporation for the three months ended March 31, 2005

F-6

Notes to Consolidated Financial Statements	F-7

National CineMedia, Inc. and Subsidiary
Unaudited Pro Forma Financial Information	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheet of National CineMedia, Inc. and subsidiary as of December 27, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the balance sheet for National CineMedia LLC as of December 28, 2006 and the related statements of operations, members’ equity (deficit) and cash flows for the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005, and the related statements of operations, stockholders’ equity and cash flows for National Cinema Network, Inc. for the period December 24, 2004 through March 31, 2005 and for Regal CineMedia Corporation for the three months ended March 31, 2005 (National CineMedia, Inc., National CineMedia, LLC, National Cinema Network, Inc., and Regal CineMedia Corporation are collectively referred to as the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc and subsidiary as of December 27, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period February 13, 2007 through December 27, 2007, the balance sheet for National CineMedia, LLC as of December 28, 2006 and the related statements of operations, members’ equity (deficit) and cash flows for the period December 29, 2006 through February 12, 2007, for the year ended December 28, 2006, and for the period March 29, 2005 through December 29, 2005, and the related statements of operations, stockholders’ equity and cash flows for National Cinema Network, Inc. for the period December 24, 2004 through March 31, 2005 and for Regal CineMedia Corporation for the three months ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 6, 2008

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 27, 2007	December 28, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20.8	$6.7
Short-term investments	9.1	—
Receivables, net of allowance of $1.5 million in 2007 and $1.1 million in 2006	93.2	63.9
Prepaid expenses	1.9	1.6
Income taxes receivable	1.7	—
Deferred tax assets	0.4	—

Total current assets	127.1	72.2
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $17.3 million in 2007 and $12.7 million in 2006	22.2	12.6
OTHER ASSETS:
Deferred tax assets	293.8	—
Debt issuance costs, net	13.0	0.2
Investment in affiliate	7.0	—
Restricted cash	0.3	—
Other assets	0.2	5.0

Total other assets	314.3	5.2

TOTAL	$463.6	$90.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6.6	$5.4
Amounts due to founding members	15.8	53.9
Taxes payable to founding members	13.4	—
Accrued payroll and related expenses	10.2	6.4
Accrued expenses	10.6	5.5
Deferred revenue	3.3	3.4

Total current liabilities	59.9	74.6
OTHER LIABILITIES:
Unit option plan payable	—	1.9
Deferred tax liability	55.4	—
Taxes payable to founding members	122.3	—
Interest rate swap agreements and other liabilities	14.4	—
Borrowings	784.0	10.0

Total other liabilities	976.1	11.9

Total liabilities	1,036.0	86.5

COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at December 27, 2007	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,000,000 issued and outstanding at December 27, 2007	0.4	—
Retained earnings	24.8	—
Distributions in excess of additional paid in capital	(581.1)	—
Dividends	(12.6)	—
Accumulated other comprehensive income (loss)	(3.9)	—

Total stockholders’ equity (deficit)	(572.4)	—

MEMBERS’ EQUITY	—	3.5

TOTAL	$463.6	$90.0

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005	Predecessor NCN Period December 24, 2004 through March 31, 2005	Predecessor RCM Three Months Ended March 31, 2005
REVENUE:
Advertising (including revenue from founding members of $40.9 and $0.0 for all remaining periods)	$282.7	$20.6	$188.2	$56.0	$15.5	$15.6
Administrative fees—founding members	—	0.1	5.4	30.8	—	—
Meetings and events	25.4	2.9	25.4	11.7	—	2.1
Other	0.2	—	0.3	0.3	—	0.1

Total	308.3	23.6	219.3	98.8	15.5	17.8

EXPENSES:
Advertising operating costs	9.1	1.1	9.2	6.3	3.5	0.9
Meetings and events operating costs	15.4	1.4	11.1	5.4	—	0.8
Network costs	13.3	1.7	14.7	9.2	1.1	2.4
Theatre access fees/circuit share costs—founding members	41.5	14.4	130.1	38.6	5.5	2.4
Selling and marketing costs	40.9	5.2	38.2	24.9	3.2	4.4
Administrative costs	19.2	2.8	16.4	9.8	1.9	3.4
Severance plan costs	1.5	0.4	4.2	8.5	—	—
Depreciation and amortization	5.0	0.7	4.8	3.0	1.0	0.4
Other costs	0.9	—	0.6	—	0.8	0.3

Total	146.8	27.7	229.3	105.7	17.0	15.0

OPERATING INCOME (LOSS)	161.5	(4.1)	(10.0)	(6.9)	(1.5)	2.8
Interest Expense, Net	57.2	0.1	0.5	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	104.3	(4.2)	(10.5)	(6.9)	(1.5)	2.8
PROVISION (BENEFIT) FOR INCOME TAXES	41.9	—	—	—	(0.6)	1.1
MINORITY INTEREST, NET	37.6	—	—	—	—	—

NET INCOME (LOSS)	$24.8	$(4.2)	$(10.5)	$(6.9)	$(0.9)	$1.7

EARNINGS PER SHARE:
Basic	$0.59
Diluted	$0.59
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,000,000
Diluted	42,182,811

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE INCOME

(In millions, except share data)

	Class A Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
	Shares	Amount
Predecessor NCN Stockholders’ Equity
Balance—December 24, 2004	—	—	—	—	—	—
Net income (loss)	—	—	—	$(0.9)	—	$(0.9)
Capital Contribution—AMC Entertainment Inc.	1,000	—	$1.0	—	—	$1.0

Balance—March 31, 2005	1,000	—	$1.0	$(0.9)	—	$0.1

Predecessor RCM Stockholders’ Equity
Balance—December 30, 2004	—	—	$22.5	$17.0	—	$39.5
Net income (loss)	—	—	—	$1.7	—	$1.7

Balance—March 31, 2005	—	—	$22.5	$18.7	—	$41.2

Members’ Equity
Balance—March 29, 2005						—
Issuance of initial units at inception date in exchange for contributed assets, net of liabilities assumed						$0.9
Issuance of additional units in exchange for cash						$7.3
Contribution of Severance Plan payments						$8.5
Net loss						$(6.9)

Balance—December 29, 2005						$9.8

Capital contribution from Members						$0.9
Contribution of Severance Plan payments						$4.2
Distribution to Members						$(0.9)
Net loss						$(10.5)

Balance—December 28, 2006						$3.5

Contribution of Severance Plan payments						$0.4
Net loss						$(4.2)

Balance—February 12, 2007						$(0.3)

Stockholders’ Equity
Balance—February 13, 2007	—	—	—	—	—	—
Issuance of common stock	42,000,000	$0.4	$825.8	—	—	$826.2
Distributions to Members, net of related deferred taxes established at IPO date	—	—	$(1,421.2)	—	—	$(1,421.2)
Contributions from Members	—	—	$11.2	—	—	$11.2

Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax of $2.6 million	—	—	—	—	$(3.9)	$(3.9)
Net income	—	—	—	$24.8	—	$24.8

Total Comprehensive Income, net of tax	—	—	—	—	—	$20.9
Share-based compensation expense	—	—	$3.1	—	—	$3.1
Cash dividends declared $0.30 per share	—	—	—	$(12.6)	—	$(12.6)

Balance—December 27, 2007	42,000,000	$0.4	$(581.1)	$12.2	$(3.9)	$(572.4)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005	Predecessor NCN Period December 24, 2004 through March 31, 2005	Predecessor RCM Three Months Ended March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24.8	$(4.2)	$(10.5)	$(6.9)	$(0.9)	$1.7
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5.0	0.7	4.8	3.0	1.0	0.4
Minority Interest	37.6	—	—	—	—	—
Non-cash severance plan and share-based compensation	4.6	0.7	6.1	8.0	—	0.3
Accretion of interest on the discounted income taxes payable to founding members	9.9	—	—	—	—	—
Deferred income tax expense	14.3	—	—	—	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.7	—	—	—	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables—net	(41.8)	12.6	(27.3)	(36.6)	6.1	13.0
Increase (decrease) in accounts payable and accrued expenses	13.9	(4.4)	4.4	8.2	(3.9)	(3.3)
(Decrease) increase in amounts due to founding members	(51.2)	(3.7)	33.4	20.5	—	—
Payment of severance plan costs	—	—	(3.5)	—	—	—
Increase in income taxes and other	19.5	0.5	0.9	0.9	0.2	0.2

Net cash provided by (used in) operating activities	37.3	2.2	8.3	(2.9)	2.5	12.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.8)	(0.5)	(6.3)	(5.9)	—	(1.4)
Proceeds from disposition of long-term assets	—	—	—	—	0.1	—
Investment in other investments and restricted cash	(9.4)	—	—	—	—	—
Increase in investment in affiliate	(7.0)	—	—	—	—	—

Net cash (used in) provided by investing activities	(30.2)	(0.5)	(6.3)	(5.9)	0.1	(1.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	882.0	—	—	—	—	—
Payment of offering costs and fees	(51.1)	(0.1)	(4.0)	—	—	—
Payment of dividends	(12.6)	—	—	—	—	—
Proceeds of short-term borrowings from founding members	—	—	3.0	9.5	—	—
Repayments of short-term borrowings to founding members	—	—	(4.3)	(8.2)	—	—
Proceeds from borrowings	924.0	13.0	66.0	—	—	—
Repayments of borrowings	(150.0)	(13.0)	(56.0)	—	—	—
Payment of debt issuance costs	(14.6)	—	—	—	—	—
Proceeds from issuance of units	—	—	—	7.3	—	—
Proceeds from founding member contributions	7.5	—	0.9	0.2	—	—
Distribution to founding members	(1,579.8)	—	(0.9)	—	(2.6)	(10.6)

Net cash provided by (used in) financing activities	5.4	(0.1)	4.7	8.8	(2.6)	(10.6)

INCREASE IN CASH AND CASH EQUIVALENTS	12.5	1.6	6.7	—	—	0.3
CASH AND CASH EQUIVALENTS:
Beginning of period	8.3	6.7	—	—	—	2.5

End of period	$20.8	$8.3	$6.7	$—	$—	$2.8

Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$1.5	$0.4	$4.2	$8.5	—	—
Increase in distributions payable to members	$20.4	—	—	—	—	—
Contributions from members collected after period end	$3.7	—	—	—	—	—
Increase in property and equipment not requiring cash in the period	$0.6	—	$0.3	—	—	—
Increase in deferred offering costs	—	—	$0.5	—	—	—
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	$125.8	—	—	—	—	—
Additional paid-in-capital	$119.6	—	—	—	—	—
Deferred offering costs reclassified to equity	$4.7	—	—	—	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$44.0	$0.1	$0.4	—	—	—
Cash paid for income taxes	$8.1	—	—	—	$0.2	—

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in the state of Delaware on October 5, 2006 as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). NCM LLC commenced operations on April 1, 2005 and operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.

NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal. In accordance with the Contribution and Unit Holders Agreement entered into on that date by NCM LLC, NCN, and RCM, 16,387,670 units were issued to NCN and 27,903,330 units were issued to Regal CineMedia Holdings, LLC (“RCM Holdings”) in exchange for the contribution of $0.9 million of cash and other assets, net of liabilities assumed. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC’s records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force (“EITF”) 98–4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. RCM and NCN are each considered to be predecessors of NCM LLC.

On July 15, 2005, in exchange for a cash contribution of $7.3 million, 11,559,951 units were issued to Cinemark Media, Inc. (“Cinemark Media”), a wholly owned subsidiary of Cinemark USA, Inc.

As the result of final adjustments to the valuations attributed to the contributed assets and liabilities resulting from AMCE’s merger on December 23, 2004, with Marquee Holdings Inc., NCN contributed additional cash to NCM LLC during 2006, which was then distributed to RCM Holdings and Cinemark Media, thus having no impact on the assets and liabilities of NCM LLC.

Initial Public Offering and Related Transactions

On February 13, 2007, NCM, Inc. closed its initial public offering (“IPO”) of 42,000,000 shares of common stock at a price to the public of $21.00 per share. NCM, Inc. received net proceeds of approximately $826.2 million, after deducting underwriting discounts and commissions and offering expenses of approximately $55.8 million. After various transactions completed in connection with the IPO, the public stockholders, through NCM, Inc., obtained a 44.8% interest in NCM LLC. As the managing member of NCM LLC, NCM, Inc. consolidates the operations of NCM LLC. The terms “NCM”, “the Company” or “we” shall be deemed to include the consolidated entity when used in discussions included herein regarding the current operations or assets of the entities.

NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. Remaining

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

proceeds of approximately $1.6 million were retained by NCM, Inc. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing exhibitor services agreements. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC’s new senior secured credit facility, were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split. At December 27, 2007, NCM LLC had 93,850,951 membership units outstanding, of which 42,000,000 (44.8%) were owned by NCM, Inc., 21,230,712 (22.6%) were owned by RCM, 17,474,890 (18.6%) were owned by AMC, and 13,145,349 (14.0%) were owned by Cinemark.

Under the amended and restated ESAs with the founding members, subject to limited exceptions, NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the IPO, NCM LLC paid to the founding members a percentage of NCM LLC’s advertising revenue as advertising circuit share. Upon the completion of the IPO, the founding members assigned to NCM LLC all “legacy contracts”, which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

Basis of Presentation

The consolidated financial statements contained herein were derived from the audited financial statements of NCM, Inc. and NCM LLC and should be read in conjunction with the notes thereto. The results of operations for the period ended December 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through December 27, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. NCM, Inc. was capitalized at the completion of the IPO on February 13, 2007. At December 28, 2006, NCM, Inc. had no assets or liabilities and, therefore, its balance sheet as of that date is not presented.

The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such periods. The historical financial data of NCM LLC may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the periods presented. In addition, as a result of the various related-party agreements discussed in Note 7, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with non-related third parties.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The founding members received all of the proceeds from the IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of Securities and Exchange Commission (the “SEC”) concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost is treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a consolidated stockholders’ deficit. As a minority interest cannot be shown as an asset, the founding members’ interest in NCM LLC’s members’ equity is included in distributions in excess of paid in capital in the accompanying December 27, 2007 balance sheet.

Earnings Per Share, Basic and Diluted

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

Period February 13, 2007 through December 27, 2007
Net Income (in millions)	$24.8

Weighted average shares outstanding:
Basic	42,000,000
Add: Dilutive effect of stock options and restricted stock	182,811

Diluted	42,182,811

Earnings per share:
Basic	$0.59
Diluted	$0.59

The effect of the 51,850,951 convertible NCM LLC common units held by the founding members at December 27, 2007 has been excluded from the calculation of diluted weighted average shares and earnings per share as they are antidilutive due to interest expense arising from accretion of the discount on the taxes payable to founding members which is not allocable to the minority interest. In addition, there were 23,480 stock options and restricted stock excluded from the calculation as they are antidilutive due to their higher exercise prices.

Summary of Significant Accounting Policies

Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. Under EITF Issue No. 04-5, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under EITF 04-5, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

Segment Reporting— Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires companies to disclose certain information about operating segments. The meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting based on the criteria within SFAS No. 131.

Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the IPO was completed. Administrative fees earned by the Company prior to the IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during 2006 and the 2007 pre-IPO period and 35% during 2005, respectively).

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

In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs relate primarily to the advertising business and to a lesser extent to the meetings and events business.

Leases—The Company leases various office facilities under operating leases with terms ranging from month-to-month to 8 years. We calculate straight-line rent expense over the initial lease term and renewals that are reasonably assured.

Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of our business, we have an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents. Periodically these are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—At December 27, 2007, other non-current assets included restricted cash of $0.3, which is a letter of credit used as a lease deposit on NCM LLC’s New York office.

Investments—The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that we consider to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. If the Company determines that impairment in the value of investment securities is other than temporary, based on various factors including management’s judgment, then the related loss would be recorded in the consolidated statement of operations.

At December 27, 2007 the short-term investments balance was comprised of auction rate notes. These investments are subject to price volatility associated with any interest-bearing instrument. For the 2007 post-IPO period, there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income. The auction rate notes were liquidated after December 27, 2007 at par and the proceeds were reinvested in other short-term securities.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables and delinquencies in account balances past customary terms at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 27, 2007, there is one individual account representing approximately 15% of our outstanding gross receivable balance. Receivables consisted of the following, in millions:

	As of December 27, 2007	As of December 28, 2006
Trade accounts	$92.2	$64.8
Other	2.5	0.2
Less allowance for doubtful accounts	(1.5)	(1.1)

Total	$93.2	$63.9

Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2, Property and Equipment. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We follow the Accounting Standards Executive Committee Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2007 and December 28, 2006, we had a net book value of $9.3 million and $6.1 million, respectively, of capitalized software costs. We recorded approximately $2.8 million, $0.3 million, $1.9 million and $0.6 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively, in depreciation expense.

Construction in progress includes costs relating to the affiliate installations. Assets under construction are not depreciated until placed into service.

Our long-lived assets consist principally of property, plant and equipment. It is our policy to assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred, including significant decreases in the market value of certain assets, significant changes in the manner in which an asset is used or its physical condition, significant changes in the legal climate or business climate that could affect the value of an asset, or current period or continuing operating or cash flow losses or projections that demonstrate continuing losses associated with certain assets used for the purpose of producing revenue that might be an indicator of impairment. When we perform the SFAS No. 144 impairment tests, we identify the appropriate asset group to be our total digital system, which includes the grouping of all our assets required to provide service to our customers. We base this conclusion of asset grouping on the revenue dependency, operating interdependency and shared costs to operate our network. Thus far, none of the above triggering events has resulted in any impairment charges.

Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Network Affiliate Agreements—Network affiliate agreements were contributed at NCM LLC’s formation at the net book value of the founding members and are amortized on a straight-line basis over the remaining life of the agreement. These agreements require payment to the affiliate of a percentage of the advertising revenue associated with the advertisements played in affiliate theatres, and also specify minimum payments that must be made. Amortization expense related to the network affiliate agreements was $0.2 million, $0.1 million, $0.8 million and $1.2 million for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, respectively.

Income Taxes—In the 2007 pre-IPO and prior periods, as a limited liability company, NCM LLC’s taxable income or loss was allocated to the founding members and, therefore, no provision or liability for income taxes was included in the financial statements.

Effective with the 2007 post-IPO period, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards pursuant to the provisions of SFAS No. 109,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date. The Company will record a valuation allowance if it is deemed more likely than not that its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Refer to Note 4, Income Taxes.

The Company follows FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. Refer to Note 4, Income Taxes.

Interest Rate Swap—NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of our variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis we perform an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company’s balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

(in millions)
Fair value of swap at inception	$—
Change in fair value—interest rate changes	(14.4)

Fair value of swap (liability) at December 27, 2007	$(14.4)

The Company will not use financial instruments for trading or other speculative purposes, nor will we be a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management. The Company will be exposed to credit loss in the event of nonperformance by the counter parties. This credit risk is minimized by dealing with a group of major financial institutions with whom we have other financial relationships. The Company does not anticipate nonperformance by these counter parties.

Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 8, we have a balance of $13.0 million and $0.2 million in deferred financing costs as of December 27, 2007 and December 28, 2006, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 we amortized $1.6 million, $0.0 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the credit facility as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of short term investments and interest rate swap agreements are the same since the Company recorded the fair value on the balance sheet using quoted market prices.

Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. Refer to Note 9.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation and the valuation of investments in absence of market data. Actual results could differ from those estimates.

Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company expects its investment in IdeaCast, Inc. (see Note 5) to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

In June 2007, the FASB ratified EITF Issue 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards, which requires that tax benefits generated by dividends paid during the vesting period on certain equity-classified, share-based compensation awards be classified as additional paid-in capital and included in a pool of excess tax benefits available to absorb tax deficiencies from share-based payment awards. EITF 06-11 is effective for annual period beginning after December 15, 2007. The Company expects the impact that EITF 06-11 will have on its financial statements will not be significant.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these investments in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects the impact that SFAS No. 159 will have on its results of operations, financial condition and liquidity will not be significant.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (currently referred as a minority interest) and for the deconsolidation of a subsidiary. This statement is effective beginning January 1, 2009. The Company is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. PROPERTY AND EQUIPMENT (in millions)

	As of December 27, 2007	As of December 28, 2006
Equipment	$37.3	$24.1
Leasehold Improvements	1.4	1.2
Less accumulated depreciation	(17.3)	(12.7)

Subtotal	21.4	12.6
Construction in Progress	0.8	—

Total property and equipment	$22.2	$12.6

For the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005 we recorded depreciation of $4.8 million, $0.6 million, $4.0 million and $1.8 million, respectively.

3. ACCRUED EXPENSES (in millions)

	As of December 27, 2007	As of December 28, 2006
Makegood Reserve	$4.0	$2.6
Accrued Interest	2.3	0.1
Accrued beverage concessionaire unit cost	2.4	1.1
Other accrued expenses	1.9	1.7

Total accrued expenses	$10.6	$5.5

4. INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

Period February 13, 2007 through December 27, 2007
Current :
Federal	$22.3
State	5.3

Total current income taxes	$27.6
Deferred :
Federal	$11.6
State	2.7

Total deferred income taxes	$14.3

Total income tax provision	$41.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and minority interest by the U.S. federal statutory rate of 35% was (in millions):

Period February 13, 2007 through December 27, 2007
Provision calculated at federal statutory income tax rate	$36.5
State and local income taxes, net of federal benefit	5.2
Other	0.2

Total income tax provision	$41.9

The Company has provided total income taxes, as follows (in millions):

	Period February 13, 2007 through December 27, 2007
	Pre-Tax Amount	Income Tax Provision
Income before income taxes and minority interest	$104.3	$41.9
Minority interest	(62.8)	(25.2)

Total		$16.7

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

As of December 27, 2007
Deferred tax assets:
Excess of tax basis over book basis—investment in consolidated subsidiary of NCM LLC	$289.8
Unrealized loss on interest rate swap	2.6
Other	1.8

Total deferred tax assets	$294.2

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members	$55.4
Other	—

Total deferred tax liabilities	$55.4

The deferred tax asset for the investment in NCM LLC reflects the tax effected difference between the Company’s tax basis and its financial reporting basis. The basis difference results in part from the payments made to the founding members at the date of the IPO that were accounted for as distributions under generally accepted accounting principles, but are treated as an amortizable asset for federal income tax purposes. In addition, the Company recorded a step-up on tax basis related to the investment in NCM LLC, which was not recorded for financial reporting purposes.

For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of its payment of $686.3 million to the founding members for their agreeing to modify NCM LLC’s payment obligations under the ESAs. The Company’s outside basis in NCM LLC reflects $122.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million at the date of the IPO to account for the tax effect of NCM, Inc.’s share of this intangible asset, which is amortized over a 30-year life for federal income tax purposes. At December 27, 2007, the tax effected balance of this intangible deferred tax asset was $119.1 million.

Also at the IPO date, the Company recorded a tax basis adjustment to reflect the Company’s share of the tax basis in excess of the book basis in the underlying assets of NCM LLC at the date of the investments. The tax effect of this tax basis adjustment was $181.9 million reflecting the Company’s investment in the newly-issued and acquired NCM LLC common units. NCM LLC will make an election under Section 754 of the Internal Revenue Code when its tax return is prepared resulting in this positive tax basis adjustment on its tax-basis balance sheet of the Company for its acquired share of NCM LLC’s assets. The vast majority of this tax basis adjustment is attributable to intangible assets that will be amortized over a 15-year period for federal income tax purposes. At December 27, 2007, the tax effected balance of this intangible tax asset was $170.7 million.

On the IPO date, NCM Inc. and the founding members entered into a tax receivable agreement. Under the terms of this agreement, NCM Inc. will make cash payments to the founding members in amounts equal to 90% of NCM Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM Inc. would have been required to pay had there been no increase in NCM Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM Inc.’s taxable years up to and including the 30th anniversary date of the offering.

NCM Inc. recorded a long-term payable to founding members of $274.2 million related to the tax receivable agreement, which was recorded at its present value of $125.8 million. The discount on this liability is a temporary difference that resulted in a deferred tax liability of $59.4 million at the IPO date. We recorded accretion of interest on the discounted payable of $9.9 million for the 2007 post-IPO period, which reduced this deferred tax liability to $55.4 million at December 27, 2007. Of the $135.7 million long-term payable to founding members at December 27, 2007, approximately $13.4 million will be paid in 2008.

In assessing the realizable value of deferred tax assets, primarily arising in connection with the IPO, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has not recorded a valuation allowance against deferred tax assets at December 27, 2007 as management believes it is more likely than not that the deferred tax assets will be realized in future periods.

NCM Inc. recognizes accrued interest and penalties related to any uncertain tax positions in its income tax expense. As of December 27, 2007, there was no expense or liability recorded for payment of interest and penalties associated with uncertain tax positions, and there were no unrecognized tax positions.

Prior to February 13, 2007, as an LLC, NCM LLC allocated all of its earnings to its founding members.

5. INVESTMENT IN AFFILIATE

On June 26, 2007, NCM LLC invested $5.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc., a provider of advertising to fitness centers and health clubs throughout the United States. On September 27, 2007, NCM LLC invested an additional $2.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. The amount of IdeaCast, Inc. 6% convertible preferred stock owned by NCM LLC at December 27, 2007 is

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

convertible into a minority interest of IdeaCast, Inc.’s common stock. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gave the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast. Management concluded that the estimated fair value of the securities at December 27, 2007 had not changed from their cost based on quantitative analysis which considered IdeaCast’s potential future operating results under a variety of conditions and consideration of various qualitative factors. Management’s assessment considered that there have been no significant changes in the prospects of IdeaCast’s business since the original investment and the decision to make a follow-on investment. As a result, there were no gains or losses recorded in other comprehensive income for the investment in IdeaCast, Inc. for the 2007 post-IPO period.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of fiscal 2008. The Company expects our investment in IdeaCast, Inc. to be measured for fair value based on unobservable inputs (level 3) and expects the impact that SFAS No. 157 will have on its results of operations, financial condition and liquidity will not be significant.

A further agreement was entered into whereby, at the option of NCM LLC during the period June 30, 2008 through December 2009, a further investment may be made by NCM LLC to purchase common stock of IdeaCast, Inc. at a predetermined valuation formula, to bring NCM LLC’s total investment to approximately 50.1% of the capital stock of IdeaCast, Inc. (on a fully diluted basis assuming conversion of all of the 6% convertible preferred stock). The option to purchase common stock of IdeaCast, Inc. has not yet been exercised. The companies also entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by IdeaCast for the 2007 post-IPO period were not material to NCM.

6. CAPITAL STOCK

As of December 27, 2007, the Company has authorized capital stock of 120,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. The Company issued 42,000,000 shares of common stock and 268,184 restricted shares in connection with the IPO as described in Note 1 above. No shares of preferred stock were issued or outstanding at December 27, 2007. The Company has 2,576,000 shares reserved for issuance under its Equity Incentive Plan. As of December 27, 2007 options to acquire 1,822,906 shares were outstanding under the equity incentive plan. As of December 27, 2007, 271,845 restricted shares were outstanding under the equity incentive plan.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. RELATED-PARTY TRANSACTIONS

2007 Pre-IPO Period, 2006 & 2005—

At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007		Year Ended December 28, 2006		Period March 29, 2005 through December 29, 2005
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—	$38.6	$0.2	$19.4	$8.3
Cinemark	3.7	0.1	29.7	0.4	0.1	—
Regal	6.6	—	61.8	4.8	19.1	22.5

Total	$14.4	$0.1	$130.1	$5.4	$38.6	$30.8

NCM LLC’s administrative services fee was earned at a rate of 35% of the $88.0 million of legacy contract value for the period ended December 29, 2005 and a fee of 32% of the $16.8 million of legacy contract value for the year ended December 28, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

Amounts due to/from founding members at December 28, 2006, were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Circuit share payments	$15.2	$14.0	$24.8	$54.0
Cost reimbursement	0.1	—	0.4	0.5
Administrative fee	—	(0.1)	(0.5)	(0.6)

Total	$15.3	$13.9	$24.7	$53.9

2007 Post-IPO Period—

Pursuant to the amended and restated ESAs in place since the close of the IPO, we make monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. The theatre access fee replaced the circuit share expenses. Also, under the amended and restated ESAs, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the 2007 post-IPO period is $41.5 million. The total revenue related to the beverage concessionaire agreements for the 2007 post-IPO period is $40.9 million. In addition, pursuant to the amended and restated ESAs, we make monthly payments to the founding members for use of their screens and theatres for our meetings and events business. These payments are at agreed upon rates based on the nature of the event. Payments to the founding

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

members for these events totaled $3.8 million for the 2007 post-IPO period. Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, we are required to made mandatory distributions to our members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the founding members of NCM LLC for post-IPO period is $65.8 million, of which $20.5 million is included in the due to/from founding members at December 27, 2007.

Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

On January 26, 2006, AMC acquired the Loews theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the exhibitor services agreements beginning on June 1, 2008. In accordance with the Loews screen integration agreement, AMC pays us amounts based on an agreed-upon calculation to reflect amounts that approximate what NCM LLC would have generated if we were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments are made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For the 2007 post-IPO period the Loews payment is $11.2 million, of which $3.7 million is included in the due to/from founding members at December 27, 2007. The Loews payment is recorded directly to NCM LLC’s members’ equity account.

See Note 4 for information regarding taxes payable to founding members.

Other—

During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, AMC and Regal purchased $1.4 million, $0.1 million, $2.1 million and $1.1 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.

Included in media and events operating costs is $3.5 million, $4.1 million, $4.1 million and $2.1 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year December 28, 2006 and the period ended December 29, 2005, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

Included in advertising operating costs is $0.2 million, $0.0 million, $0.0 million and $0.0 million for the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, respectively, related to payments to founding members for costs associated with lobby promotions and concession items.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RCI Unit Option Plan—

During the 2007 post-IPO period, the 2007 pre-IPO period, the year ended December 28, 2006 and the period ended December 29, 2005, severance expense and the related capital contribution recognized for amounts under the Regal option plan were $1.5 million, $0.4 million, $4.2 million and $8.5 million, respectively. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.

8. BORROWINGS

Short-Term Borrowings From Members—In 2005, NCM signed an Amended and Restated Demand Promissory Note (the “Demand Note”) with its Members under which the Company could borrow up to $11.0 million on a revolving basis. Borrowings under the Demand Note were funded by the Members pro rata to their ownership of units. Interest was payable monthly at 200 basis points over LIBOR. Interest paid to the Members during the period ended December 29, 2005 and the year ended December 28, 2006 was less than $0.1 million, in each period. The demand note was repaid and cancelled on March 22, 2006.

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

Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The term loan is due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The outstanding balance of the term loan facility at December 27, 2007 was $725.0 million. The outstanding balance under the revolving credit facility at December 27, 2007 was $59.0 million. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. Borrowings under the senior secured credit facility bear interest, at the option of the Company, at a rate equal to an applicable margin plus either a variable base rate or a eurodollar rate. The applicable margin for both the term loan facility and the revolving credit facility is 0.75% with respect to base rate loans and 1.75% with respect to eurodollar loans. As of December 27, 2007, the effective rate on the term loan was 6.77% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 6.87%) and the weighted-average interest rate on the revolver was 6.81%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). Upon the occurrence of any payment default, certain amounts under the senior secured credit facility will bear interest at a rate equal to the rate then in effect with respect to such borrowings, plus 2.00% per annum. The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which, at December 27, 2007, the Company was in compliance. Upon occurrence of an event of default, among other remedies available to the lenders, all outstanding loans may be accelerated and/or the lenders’ commitments may be terminated.

Future Maturities of Long-Term Borrowings—

There are no scheduled annual maturities on the credit facility for the next five years and as of December 27, 2007; the next scheduled annual maturity on the outstanding credit facility of $784.0 million is after fiscal year 2012.

9. SHARE-BASED COMPENSATION

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 28, 2006	1,131,728	$23.85
Granted	274,500	22.33
Exercised	—	—
Anti-dilution adjustments made to outstanding options in connection with the plan conversion	457,897	16.98
Forfeited	(41,219)	18.72

Outstanding at December 27, 2007	1,822,906	$17.75	12.7	$12.1
Vested at December 27, 2007	—	—	—	—

Exercisable at December 27, 2007	—	$—	—	$—

The Company has estimated the fair value of these options to range from $5.46 to $8.17 per share based on the Black-Scholes option pricing model. The Black-Scholes model requires that the Company make estimates of various factors used, as noted below. The fair value of the options is being charged to operations over the vesting period.

Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. The options vest annually over periods between 59 through 81 months and have either 10-year or 15-year contractual terms. The following table summarizes information about the stock options at December 27, 2007, including the weighted average remaining contractual life and weighted average exercise price:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding at Dec. 27, 2007	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Dec. 27, 2007	Weighted Average Exercise Price
$16.35 – $18.01	1,473,041	13.3	$16.52	—	$—
$21.00	197,000	9.1	21.00	—	—
$24.04 – $24.74	114,865	13.0	24.25	—	—
$26.76 – $29.05	38,000	14.1	28.87	—	—

	1,822,906	12.7	$17.75	—	$—

The following assumptions were used in the valuation of the options:

•

Expected life of options—6.5 to 9 years. The expected life of the options was determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in SEC Staff Accounting Bulletin 110).

•	Risk free interest rate—4.1% to 4.9%. The risk-free interest rate was determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•	Expected volatility—30.0%. Expected volatility was estimated based on comparable companies for historic stock price volatility.

•	Dividend yield—3.0%. The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy after the IPO.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. The executive forfeiture rate is not significant, because a substantial number of options are held by a few executives of the Company who are expected to continue employment through the vesting period. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees. The Company expects approximately 1,732,000 of the outstanding options to vest.

The Company recognized $1.9 million, $0.3 million and $1.9 million for the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and no amounts were capitalized. The income tax benefit recognized in the income statement for share-based compensation was approximately $0.7 million for the 2007 post-IPO period. There was no income tax provision prior to the IPO. As of December 27, 2007, unrecognized compensation cost related to nonvested options was approximately $8.9 million, which will be recognized over a remaining period of between 48 and 60 months.

Non-vested Stock— The Company implemented a restricted stock program as part of the Equity Incentive Plan. The plan provides for restricted stock awards to officers, board members and other key employees. Under the restricted stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse (generally at the start of each subsequent calendar year), the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. The restricted stock vests in equal annual installments over a five-year period, except awards to non-employee directors, which vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

The following table represents the shares of non-vested stock that were granted during the period and outstanding as of December 27, 2007:

	Period February 13, 2007 through December 27, 2007	Weighted Average Grant-Date Fair Value
Non-vested at December 28, 2006	—
Granted	275,184	$21.21
Forfeited	(3,339)	21.00

Non-vested as of December 27, 2007	271,845	$21.21

The forfeiture rates are consistent with the rates used for options. The Company recorded $1.2 million in compensation expense related to such outstanding restricted shares during the 2007 post-IPO period and no amounts were capitalized. The income tax benefit recognized in the income statement for share-based compensation was approximately $0.5 million for the 2007 post-IPO period. As of December 27, 2007, unrecognized compensation cost related to non-vested restricted stock was approximately $4.5 million, which will be recognized over a remaining period of between 2 months and 53 months.

10. EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.6 million, $0.6 million and $0.3 million during the years ended December 27, 2007 and December 28, 2006 and the period ended December 29, 2005, respectively.

11. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Operating Lease Commitments

The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the 2007 post-IPO period, 2007 pre-IPO period, year ended December 28, 2006 and the period ended December 29, 2005, was $1.3 million, $0.3 million, $1.6 million and $1.1 million, respectively.

Future minimum lease payments under noncancelable operating leases are as follows (in millions):

2008	$1.8
2009	1.8
2010	1.5
2011	1.3
2012	1.3
Thereafter	1.3

Total	$9.0

12. QUARTERLY FINANCIAL DATA (UNAUDITED)(in millions, except per share data)

2007	Period December 29, 2006 through February 12, 2007	Period February 13, 2007 through March 29, 2007	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$23.6	$32.4	$83.7	$97.6	$94.5
Expenses	$27.7	$19.1	$39.7	$43.8	$44.0
Net income (loss)	$(4.2)	$1.0	$6.3	$9.2	$8.2
Earnings per share, Basic	—	$0.02	$0.15	$0.22	$0.19
Earnings per share, Diluted	—	$0.02	$0.15	$0.22	$0.19

2006		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues		$27.4	$57.1	$60.7	$74.1
Expenses		$36.8	$58.2	$61.1	$73.2
Net income (loss)		$(9.4)	$(1.2)	$(0.6)	$0.7
Earnings per share, Basic		—	—	—	—
Earnings per share, Diluted		—	—	—	—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006	Period March 29, 2005 through December 29, 2005
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.1	$1.1	$0.5	$—
Provision for bad debt	1.0	0.1	0.8	0.5
Write-offs, net	(0.6)	(0.1)	(0.2)	—

Balance at end of period	$1.5	$1.1	$1.1	$0.5

14. SUBSEQUENT EVENT

On January 8, 2008, the Company declared a cash dividend of $0.15 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on March 12, 2008 to be paid on March 26, 2008.

15. PREDECESSOR NOTES

REGAL CINEMEDIA CORPORATION

The Company and Basis of Presentation

RCM provided advertising, business meetings, and event services to Regal. RCM was formed in February, 2002 and became a wholly-owned subsidiary of Regal on April 12, 2002. As a subsidiary of Regal, certain services (such as information technology and human resources support and payroll processing) were provided to RCM at no cost, and RCM incurred certain network support and maintenance costs on behalf of Regal which are unrelated to RCM’s businesses. Additionally, RCM managed certain businesses other than as described above on behalf of Regal. In order to present RCM’s financial statements on a comparable basis with that of NCM, the operating results of those businesses which were not contributed to NCM are not included in the financial statements of RCM, and certain assets which were not contributed to NCM have also been excluded from these financial statements. In order to present RCM on a “stand-alone” basis, allocated costs of those services provided at no charge by Regal have been estimated based on similar costs incurred subsequent to formation and included in these financial statements, and costs of services provided to Regal by RCM which were unrelated to the businesses operated by RCM have been excluded from these financial statements. Management believes the estimates and adjustments are reasonable.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain employees participated in the 2002 Regal Entertainment Group Stock Incentive Plan. As permitted by SFAS No. 123, RCM accounted for the cost of these stock option grants (the “Incentive Plan”) using the intrinsic value method in accordance with the provisions of APB No. 25, which requires compensation costs to be recognized for the excess of the fair value of options on the date of grant over the option exercise price. Had the fair value of options granted under the Stock Incentive Plan described below been recognized in accordance with SFAS No. 123, as compensation expense on a straight-line basis over the vesting period of the grants, RCM’s reported net income would have been recorded in the amounts indicated below:

Three Months Ended March 31, 2005
Net income—as reported	$1.7
Add stock-based compensation recognized, net of related tax effects	0.2
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(0.5)

Pro forma net income	$1.4

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the provision for income taxes are as follows:

Three Months Ended March 31, 2005
Federal:
Current	$1.2
Deferred	(0.2)

1.0

State:
Current	0.1
Deferred	—

0.1

Total income tax provision	$1.1

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows:

Three Months Ended March 31, 2005
Provision calculated at federal statutory income tax rate	$1.0
State and local income taxes—net of federal benefit	0.1

Total income tax provision	$1.1

Lease Obligations

Total lease expense for the thirteen weeks ended March 31, 2005 was $0.7 million. In connection with the formation of NCM, all office leases to which RCM was a party were transferred to NCM.

Employee Benefit Plans

RCM participated in the Regal Entertainment Group 401(k) Profit Sharing Plan (the “plan”) under section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The plan provides that participants may contribute up to 20% of their compensation, subject to

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon elections made by the employee. RCM made discretionary contributions of $0.1 million during the thirteen weeks ended March 31, 2005. Subsequent to the formation of NCM, all RCM participants in the Regal 401(k) plan became participants in the NCM 401(k) plan.

Stock Option Plan

Certain employees participated in the 2002 Regal Entertainment Group Stock Incentive Plan while employees of RCM. Stock option grants were made at exercise prices not less than the fair market value as of the date of grant and were exercisable in installments of 20% per year. For the three months ended March 31, 2005, RCM recorded administrative compensation expense related to these stock options of $0.3 million related to such options.

The following table summarizes information about stock options outstanding held by RCM employees:

	Options Outstanding	Weighted Average Exercise Shares Price	Weighted Average Grant Date Fair Value	Options Exercisable at Year End
Under option—December 30, 2004	2,494,449	9.82	—	291,793
Options exercised in 2005	(74,888)	9.50	—	—
Options cancelled in 2005	(6,480)	16.69	—	—

Under option—March 31, 2005	2,413,081	$9.81	$—	707,549

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NATIONAL CINEMA NETWORK, INC.

The Company and Basis of Presentation

NCN provided “in-theatre advertising” to AMC, which included a slide program and a “Pre-Show Countdown” program; in-theatre audio, which is played in the theatre complex; internet advertising; and other promotional in-theatre products.

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

Summary of Significant Accounting Policies

Revenue Recognition and Circuit Agreements—The Company recognized revenue related to on-screen advertising over the period the related advertising is delivered on-screen or in-theatre pursuant to the specific terms of its agreements with advertisers. NCN operated its advertising program through agreements with AMC and with other theatre circuits. These circuit agreements stipulate the amount of circuit payments a theatre will

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receive for running on-screen slides, on-film programs and other related in-theatre products and services. The Company’s circuit agreements had terms of 1 to 5 years, with an annual cancellation provision included in select agreements. Certain circuits had agreements requiring an annual minimum exhibitor share payment. The Company recognized the minimum exhibitor share payments as an expense on a straight-line basis over the terms of the agreements and any excess minimum exhibitor share payments were recognized when earned.

Office Closure Expense and Restructuring Charges—Office closure expense is primarily related to payments made to landlords to terminate a lease for office space that has been vacated. Offices were closed due to initiatives to reduce overhead costs. The Company recognized restructuring charges based on the nature of the costs incurred. Costs resulting from one-time termination benefits where employees were not required to render future services were recognized as a liability. In March 2005, the Company recorded $0.8 million as a restructuring charge related to one-time termination benefits.

Income Taxes—With respect to the consolidated federal and state income tax returns, the Company accrued income taxes to AMC as if the Company filed separate federal and state income tax returns. Accordingly, the Company’s provision for income taxes was computed as if it filed separate income tax returns. Income taxes were calculated in accordance with SFAS No. 109, Accounting for Income Taxes. The statement requires that deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

Advertising—The Company expensed advertising costs as incurred. Advertising expense was $0.2 million for the period ended March 31, 2005 which is included in selling and marketing and in general and administrative expenses.

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

Intangible Assets

The Company is currently amortizing its acquired intangible assets with finite lives over periods ranging from one to five years. Amortization expense related to acquired intangible assets was $0.5 million for the period from December 24, 2004 to March 31, 2005.

Related Party Transactions

The Company’s revenue was generated from approximately 5,000 theatre screens of which 63% were AMC screens. The total amount of slide and digital revenue earned from AMC screens for the period ended March 31, 2005 was $5.2 million or 34% of the Company’s revenue. The total amount of Pre-Show revenue earned from AMC screens during the period was $4.9 million or 32% of the Company’s revenue. The total amount of other in-theatre revenue earned from AMC screens for the period was $2.3 million or 15% of the Company’s revenue. The AMC portion of circuit costs incurred by the Company for the period was $5.5 million.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The components of the provision for income taxes are as follows (in millions):

Period December 24, 2004 through March 31, 2005
Current:
Federal	$(0.2)
State	(0.1)

(0.3)

Deferred:
Federal	(0.3)
State	—

(0.3)

Total income tax (benefit) provision	$(0.6)

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and extraordinary item by the U.S. federal statutory rate of 35% was as follows:

Period December 24, 2004 through March 31, 2005
Tax on earnings (loss) before (benefit) provision for income tax at statutory rates	$(0.5)
State and local income taxes—net of federal benefit	(0.1)

Total income tax (benefit) provision	$(0.6)

Employee Benefit Plans

Employees of NCN were included in the benefit plans offered to AMC employees. All of the obligations related to NCN employees remained with AMC subsequent to the formation of NCM. Descriptions of these plans are as follows:

Defined Benefit Plan—AMC sponsored a noncontributory defined benefit pension plan covering, after a minimum of one year of employment, all employees age 21 or older, who have completed 1,000 hours of service in their first twelve months of employment or in a calendar year and who are not covered by a collective bargaining agreement. Expenses of the defined benefit pension plan allocated to NCN from AMC totaled $0.1 million during the period ended March 31, 2005.

401(k) Plan—AMC sponsored a voluntary 401(k) savings plan covering eligible employees after one year of service and age 21. The Company matched 100% of each eligible employee’s elective contributions up to 3% of the employee’s compensation and 50% of each eligible employee’s elective contributions on the next 2% of the employees pay. The Company’s expense under the 401(k) savings plan was $0.1 million for the period ended March 31, 2005.

Other Retirement Benefits—AMC offered eligible retirees the opportunity to participate in a health plan (medical and dental) and a life insurance plan. Substantially all employees may become eligible for these benefits provided that the employee must be at least 55 years of age and have 15 years of credited service at retirement. The health plan was contributory, with retiree contributions adjusted annually; the life insurance plan was noncontributory.

* * * * * *

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

UNAUDITED PRO FORMA FINANICAL INFORMATION

You should read this unaudited pro forma consolidated financial information together with the other information contained in this document, including “Business-Corporate History,” “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our audited historical financial statements and the notes thereto and unaudited pro forma financial information included elsewhere in this document along with the information contained in our definitive Proxy Statement. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” and elsewhere in this document.

The summary historical financial and operating data for the year ended December 27, 2007 was derived from the audited financial statements included elsewhere in this document.

The summary unaudited pro forma consolidated statements of operations for the year ended December 27, 2007 shown below present the consolidated results of operations of NCM Inc. assuming the initial public offering, reorganization and senior secured credit facility discussed in detail elsewhere in this document has been completed and the transactions and material changes to contractual arrangements, which occurred in connection with them completion of the IPO and related transactions described had become effective as of December 31, 2004. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on our operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma consolidated statements of operations and principally include the matters set forth below.

The contractual adjustments include adjustments to reflect the terms of the amended and restated ESAs entered into in connection with the completion of the IPO, which are included herein due to the significant business and financial differences from the previous contractual arrangements with our founding members and which will have ongoing material significance to our results of operations, as compared to our pre-IPO historical results of operations, in that they (i) assigned legacy contracts to NCM LLC and eliminated the related administration fee, (ii) made additional inventory of lobby promotions, CineMeetings and Fathom events available to NCM LLC on a pre-approved basis, (iii) made additional theatre advertising inventory available to NCM LLC subject to the founding members’ rights to buy such inventory at stated rates in order for them to fulfill their on-screen advertising commitments with their beverage concessionaires and (iv) changed the circuit share expense to the theatre access fee, resulting in lower payments as a percentage of revenue to our founding members.

Legacy contracts are those advertising contracts entered into by Regal and AMC prior to the formation of NCM LLC that were retained by Regal and AMC and managed by NCM LLC for a fee.

The transaction adjustments result from:

•	the replacement of employee unit options with Company stock options and the grant of additional stock options and restricted stock tied to the unit options;

•	the completion of the IPO and the use of proceeds therefrom, including NCM, Inc.’s acquisition of 44.8% of the common membership units of NCM LLC;

•

the completion of the financing transaction, pursuant to which all the preferred membership units of NCM LLC were redeemed from the proceeds of the term loan portion of a new senior secured credit facility; and

•	an income tax provision to account for NCM, Inc.’s status as a taxable entity.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA FINANICAL INFORMATION—(Continued)

The unaudited pro forma consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM, Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the periods presented. The historical results of operations of the Company have been significantly impacted by related party transactions, as discussed more fully in the audited historical financial statements included elsewhere in this document, and the future operating results of NCM, Inc. will also be impacted by related party transactions. Historical and pro forma results of operations are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma consolidated financial information should not be relied upon as being indicative of NCM, Inc. or NCM LLC’s results of operations had the contractual adjustments and the transaction adjustments been completed on December 31, 2004. The unaudited pro forma consolidated financial information also does not project the results of operations or financial position for any future period or date.

Unaudited Pro Forma Consolidated Statement of Operations

Year Ended December 27, 2007

($ in millions, except per share data)

	Pre-IPO period December 29, 2006 through February 12, 2007 Historical	Post-IPO period February 13, 2007 through December 27, 2007 Historical	Contractual Adjustments	Transaction Adjustments	Year Ended December 27, 2007 Pro Forma, As Adjusted
Revenue:
Advertising	$20.6	$282.7	$6.2	$—	$309.5
Administrative fees—founding members	0.1	—	(0.1)	—	—
Meetings and events	2.9	25.4	—	—	28.3
Other	—	0.2	—	—	0.2

TOTAL REVENUE	23.6	308.3	6.1	—	338.0

Expenses:
Advertising operating costs	1.1	9.1	—	—	10.2
Meetings and events operating costs	1.4	15.4	—	—	16.8
Network costs	1.7	13.3	—	—	15.0
Circuit share costs/theatre access fees—founding members	14.4	41.5	(7.7)	—	48.2
Selling and marketing costs	5.2	40.9	—	—	46.1
Administrative costs	2.8	19.2	—	0.1	22.1
Severance plan costs	0.4	1.5	—	—	1.9
Depreciation and amortization	0.7	5.0	—	—	5.7
Other	—	0.9	—	—	0.9

TOTAL EXPENSES	27.7	146.8	(7.7)	0.1	166.9

Operating Income (Loss)	(4.1)	161.5	13.8	(0.1)	171.1
Interest expense, net	0.1	57.2	—	8.1	65.4

Income (Loss) before income taxes and minority interest	(4.2)	104.3	13.8	(8.2)	105.7
Provision for income taxes	—	41.9	—	0.7	42.6
Minority interest, net	—	37.6	—	0.9	38.5

NET INCOME (LOSS)	$(4.2)	$24.8	$13.8	$(9.8)	$24.6

Earnings per share:
Basic					$0.58
Diluted					$0.58

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

UNAUDITED PRO FORMA FINANICAL INFORMATION—(Continued)

Notes to the Pro Forma Consolidated Statements of Operations:

1.	Contractual adjustments represent the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the amended and restated ESAs, based on the actual revenue generated from those legacy contracts and the reversal of the related legacy contract administrative fees historically recorded by NCM LLC. Legacy advertising contracts are those contracts signed by RCM and AMC prior to the formation of NCM LLC. In addition, adjustments include the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the exhibitor services agreements, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Contractual adjustments also include the change in circuit share payments pursuant to the exhibitor services agreements. Under the terms of the prior exhibitor service agreements with the founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the amended and restated ESAs, the theatre access fee payments is initially be based on a per attendee and per digital screen calculation.

2.	Transaction adjustments represent interest expense on the senior secured lending facility, including amortization of deferred financing fees, over the term of the new senior secured credit facility of approximately $1.9 million per year. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. In addition, an adjustment to reflect minority interest expense is included, net of income tax expense/(benefit), resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering. Transaction adjustments also include adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM, Inc., and the accretion of interest on the discounted payable related to the tax sharing agreement of approximately $11.3 million per year.

3.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the offering are outstanding over the entire period. Diluted earnings per share is calculated assuming that the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method). The convertible common membership units of the founding members (which aggregate 51,850,951 shares) are not included as they are antidilutive, due to inclusion in interest expense of non-cash accretion of the discounted tax payable to founding members which is not deducted by NCM LLC.