Form 10-Q
period 2008-03-27
National CineMedia, Inc.
filed 2008-05-08
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 6, 2008, 42,066,927 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

	March 27, 2008	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32.3	$20.8
Short-term investments	3.0	9.1
Receivables, net of allowance of $2.0 million in 2008 and $1.5 million in 2007	47.8	93.2
Prepaid expenses	2.1	1.9
Income taxes receivable	1.8	1.7
Other current assets	0.4	0.4

Total current assets	87.4	127.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $19.2 million in 2008 and $17.3 million in 2007	25.6	22.2
INTANGIBLE ASSETS	58.5	—
OTHER ASSETS:
Deferred tax assets	298.4	293.8
Debt issuance costs, net	12.6	13.0
Investment in affiliate	7.0	7.0
Other assets	0.9	0.5

Total other assets	318.9	314.3

TOTAL	$490.4	$463.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17.1	$27.4
Amounts due to founding members	2.1	15.8
Taxes payable to founding members	13.4	13.4
Other current liabilities	3.9	3.3

Total current liabilities	36.5	59.9
OTHER LIABILITIES:
Deferred tax liability	56.1	55.4
Taxes payable to founding members	128.0	122.3
Interest rate swap agreements	42.3	14.4
Borrowings	774.0	784.0

Total other liabilities	1,000.4	976.1

Total liabilities	1,036.9	1,036.0

COMMITMENTS AND CONTINGENCIES (NOTE 4)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding at March 27, 2008 and December 27, 2007	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,064,166 issued and outstanding at March 27, 2008 and 42,000,000 issued and outstanding at December 27, 2007	0.4	0.4
Retained earnings	24.4	24.8
Distributions in excess of additional paid in capital	(541.3)	(581.1)
Dividends	(18.9)	(12.6)
Accumulated other comprehensive loss	(11.1)	(3.9)

Total stockholders’ deficit	(546.5)	(572.4)

TOTAL	$490.4	$463.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In millions, except share and per share data)

	Quarter Ended March 27, 2008	Period February 13, 2007 through March 29, 2007	Period December 29, 2006 through February 12, 2007
REVENUE:
Advertising (including revenue from founding members of $10.2, $5.4 and $0.0, respectively)	$53.7	$29.0	$20.6
Administrative fees—founding members	—	—	0.1
Meetings and events	9.0	3.3	2.9
Other	—	0.1	—

Total	62.7	32.4	23.6

EXPENSES:
Advertising operating costs	2.7	1.0	1.1
Meetings and events operating costs	6.3	1.8	1.4
Network costs	4.1	1.9	1.7
Theatre access fees/circuit share costs—founding members	11.5	5.5	14.4
Selling and marketing costs	11.6	5.0	5.2
Administrative and other costs	6.7	3.0	2.8
Severance plan costs	0.2	0.5	0.4
Depreciation and amortization	1.9	0.4	0.7

Total	45.0	19.1	27.7

OPERATING INCOME (LOSS)	17.7	13.3	(4.1)
Interest Expense, Net	16.0	8.2	0.1

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	1.7	5.1	(4.2)
Provision for Income Taxes	0.7	1.9	—
Minority Interest, Net	1.4	2.2	—

NET INCOME (LOSS)	$(0.4)	$1.0	$(4.2)

EARNINGS (LOSS) PER SHARE:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,031,587	42,000,000
Diluted	42,031,587	42,188,731

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Quarter Ended March 27, 2008	Period February 13, 2007 through March 29, 2007	Period December 29, 2006 through February 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(0.4)	$1.0	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1.9	0.4	0.7
Minority Interest	1.4	2.2	—
Non-cash severance plan and share-based compensation	0.7	0.9	0.7
Accretion of interest on the discounted income taxes payable to founding members	2.8	1.4	—
Deferred income tax expense	0.2	0.2	—
Amortization of debt issuance costs and loss on repayment of debt	0.5	0.4	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables—net	45.4	(0.4)	12.6
(Decrease) increase in accounts payable and accrued expenses	(10.7)	3.5	(4.4)
Increase (decrease) in amounts due to founding members	0.6	(51.6)	(3.7)
Increase in income taxes and other	0.3	1.0	0.5

Net cash (used in ) provided by operating activities	42.7	(41.0)	2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4.9)	(0.9)	(0.5)
Investment in other investments and restricted cash	6.1	—	—

Net cash provided by (used in) investing activities	1.2	(0.9)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	882.0	—
Payment of offering costs and fees	—	(52.7)	(0.1)
Payment of dividends	(6.3)	—	—
Proceeds from borrowings	55.0	790.0	13.0
Repayments of borrowings	(65.0)	(24.0)	(13.0)
Payment of debt issuance costs	—	(14.7)	—
Proceeds from founding member contributions	3.7	0.9	—
Distribution to founding members	(20.4)	(1,535.3)	—
Proceeds from stock option exercises	0.5	—	—
Excess tax benefits from share-based compensation	0.1	—	—

Net cash (used in ) provided by financing activities	(32.4)	46.2	(0.1)

INCREASE IN CASH AND CASH EQUIVALENTS	11.5	4.3	1.6
CASH AND CASH EQUIVALENTS:
Beginning of period	20.8	8.3	6.7

End of period	$32.3	$12.6	$8.3

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In millions)

	Quarter Ended March 27, 2008	Period February 13, 2007 through March 29, 2007	Period December 29, 2006 through February 12, 2007
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.2	$0.5	$0.4
Increase in distributions payable to members	$3.2	$5.4	$—
Contributions from members collected after period end	$0.8	$0.9	$—
Increase in property and equipment not requiring cash in the period	$0.4	$0.2	$—
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	$—	$125.6	$—
Additional paid-in-capital	$—	$119.3	$—
Purchase of an intangible asset with equity	$58.5	$—	$—
Deferred offering costs reclassified to equity	$—	$4.5	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$13.3	$4.1	$0.1
Cash paid for income taxes	$0.2	$—	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in the state of Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity when used in discussions included herein regarding the current operations or assets of the entities. NCM LLC operates the largest digital in-theatre network in North America that allows NCM to distribute advertising, business meetings, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), and Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under Network Affiliate Agreements which expire at various dates.

Effective as of March 26, 2008, the Company, as sole manager of NCM LLC, issued common membership units to the members of NCM LLC pursuant to net new theatres and attendees added to NCM LLC’s network in accordance with the annual common unit adjustment provisions of the Common Unit Adjustment Agreement dated as of February 13, 2007, by and among NCM Inc., NCM LLC, and the founding members. As a result, at March 27, 2008, NCM LLC had 96,460,066 member units outstanding, of which 42,064,166 (43.6%) were owned by NCM, Inc., 21,989,505 (22.8%) were owned by Regal, 18,414,743 (19.1%) were owned by AMC, and 13,991,652 (14.5%) were owned by Cinemark.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. and NCM LLC in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2007 filed with the SEC on March 7, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the entirety of all periods presented. In addition, as a result of the various related-party agreements discussed in Note 2, the operating results as presented are not necessarily indicative of the results that would have occurred if all agreements were with non-related third parties.

The results of operations for the quarter ended March 29, 2007 are presented in two periods, reflecting operations prior to and subsequent to the IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through March 29, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such periods.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings (Loss) Per Share, Basic and Diluted

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted earnings (loss) per share are as follows:

	Quarter Ended March 27, 2008	Period February 13, 2007 through March 29, 2007
Net Income (Loss) (in millions)	$(0.4)	$1.0

Weighted average shares outstanding:
Basic	42,031,587	42,000,000
Add: Dilutive effect of stock options and restricted stock	—	188,731

Diluted	42,031,587	42,188,731

Earnings (loss) per share:
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.02

The effect of the 51,878,917 and 51,850,951 convertible NCM LLC common units held by the founding members at March 27, 2008 and March 29, 2007, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they are antidilutive due to interest expense arising from accretion of the discount on the taxes payable to founding members which is not allocable to the minority interest. In addition, there were 194,965 stock options and restricted stock shares at March 27, 2008 excluded from the calculation as they are antidilutive due to the net loss and 10,176 stock options and restricted stock shares at March 29, 2007 excluded from the calculation as they are antidilutive due to their higher exercise prices.

Summary of Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K for the fiscal year ended December 27, 2007 contain a complete discussion of the Company’s significant accounting policies.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Comprehensive Income—The components of comprehensive income (loss) are as follows (in millions):

	Quarter Ended March 27, 2008	Period February 13, 2007 through March 29, 2007	Period December 29, 2006 through February 12, 2007
COMPREHENSIVE INCOME (LOSS):
Net Income (Loss) (as reported on Condensed Consolidated Statements of Operations), net of tax	$(0.4)	$1.0	$(4.2)
Unrealized loss on cash flow hedge, net of tax	(7.3)	—	—

Total, net of tax	$(7.7)	$1.0	$(4.2)

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At March 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Short-Term Investments (1)	$3.0	$3.0	—	—
Investment in Affiliate (3)	7.0	—	—	7.0

Total assets	$10.0	$3.0	—	$7.0

LIABILITIES:

Interest Rate Swap Agreements (2)	$42.3	—	$42.3	—

(1)	The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. For the quarter ended March 27, 2008 and the 2007 post-IPO period, there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

(2)	NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company’s balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at March 27, 2008 and March 29, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

(3)	During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. (“IdeaCast”), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The amount of IdeaCast 6% convertible preferred stock owned by NCM LLC at March 27, 2008 is convertible into a minority interest of IdeaCast’s common stock. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gives the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default and definition, classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast. For the quarter ended March 27, 2008 and the 2007 post-IPO period, there were no realized or unrealized gains or losses relating to assets still held at March 27, 2008.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance at December 27, 2007	$7.0
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance at March 27, 2008	$7.0

Period of Adoption Disclosure

The Company records the fair value of short-term investments and interest rate swap agreements using quoted market prices. The Company based its estimated fair value of preferred stock investment in IdeaCast on factors including, but not limited to: product development activity; whether there have been significant changes, positive or negative, in the prospects for IdeaCast’s business; and the overall health of IdeaCast and its industry. The Company prepared a discounted cash flows model for the valuation analysis using assumptions for the number of installed clubs, capital expenditures per club installation, advertising inventory utilization rate and CPM as significant inputs. There have been no changes in the Company’s valuation techniques for the quarter ended March 27, 2008.

Intangible Assets—Intangible assets are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of the intangibles. See Note 5.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (currently referred to as a minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The Company is evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Asset, which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of SFAS No. 142-3 on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	RELATED-PARTY TRANSACTIONS

Quarter Ended March 27, 2008 and 2007 Post-IPO Period –

Pursuant to the amended and restated ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended March 27, 2008 and the 2007 post-IPO period is $11.5 million and $5.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended March 27, 2008 and the 2007 post-IPO period is $10.2 million and $5.4 million, respectively. In addition, the Company makes monthly payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.5 million and $0.5 million for quarter ended March 27, 2008 and the 2007 post-IPO period, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the founding members of NCM LLC for quarter ended March 27, 2008 and the post-IPO period is $5.6 million and $9.7 million, respectively.

Amounts due to/from founding members at March 27, 2008 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.3)	$0.1	$0.6	$0.4
Cost and other reimbursement	(0.1)	(0.2)	(0.4)	(0.7)
Distributions payable, net	0.3	0.8	1.3	2.4

Total	$(0.1)	$0.7	$1.5	$2.1

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to participate in the ESAs beginning on June 1, 2008. In accordance with the Loews screen integration agreement, AMC pays us amounts based on an agreed-upon calculation to reflect cash amounts that approximate what NCM LLC would have generated if the Company were able to sell on-screen advertising in the Loews theatre chain on an exclusive basis. These Loews payments are made on a quarterly basis in arrears through May 31, 2008 in accordance with certain run-out provisions. For both the quarter ended March 27, 2008 and the 2007 post-IPO period, the Loews payment was $0.8 million. At March 27, 2008 and at March 29, 2007, $0.8 million is included in the due to/from founding members. The Loews payment is recorded directly to NCM LLC’s members’ equity account.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2007 Pre-IPO Period –

At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007
	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—
Cinemark	3.7	0.1
Regal	6.6	—

Total	$14.4	$0.1

Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

Other –

During the quarter ended March 27, 2008, the 2007 post-IPO period and the 2007 pre-IPO period, AMC, Cinemark and Regal purchased $0.3 million, $0.2 million and $0.1 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period.

Included in media and events operating costs is $0.2 million, $0.2 million and $0.2 million for the quarter ended March 27, 2008, the 2007 post-IPO period and the 2007 pre-IPO period, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

During the quarter ended March 27, 2008, the 2007 post-IPO period and the 2007 pre-IPO period, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.2 million, $0.5 million and $0.4 million, respectively. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.

NCM LLC and IdeaCast entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by IdeaCast for the quarter ended March 27, 2008 and the 2007 post-IPO period were not material to NCM.

3.	BORROWINGS

The outstanding balance under the revolving credit facility at March 27, 2008 was $49.0 million. As of March 27, 2008, the effective rate on the term loan was 6.22% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 4.62%) and the weighted-average interest rate on the revolver was 4.68%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over adjusted EBITDA, as defined). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at March 27, 2008.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

5.	INTANGIBLE ASSETS

Effective as of March 26, 2008, NCM LLC issued 2,544,949 common membership units to its founding members in exchange for the rights to exclusive access to net new theatres and attendees added by the founding members to NCM LLC’s network in accordance with the annual common unit adjustment provisions of the Common Unit Adjustment Agreement dated as of February 13, 2007, by and among NCM Inc., NCM LLC, AMC, Cinemark and Regal. As a result, NCM LLC recorded an intangible asset at fair value of $58.5 million in the first quarter 2008 based on the fair value of the NCM, Inc. common stock in which NCM LLC units are convertible by the founding members.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company will begin to amortize the asset in the second quarter 2008 over the remaining useful life. We estimate amortization expense will be approximately $2.0 million for each of the five succeeding fiscal years.

6.	SUBSEQUENT EVENT

On April 29, 2008, the Company declared a cash dividend of $0.15 per share (approximately $6.3 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on May 21, 2008 to be paid on June 4, 2008.

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in an increase in the loan commitment from $20.7 million to $25.0 million, $12.5 million of which will be convertible into common stock of IdeaCast at a stated amount per share (“Conversion Price”); reduction of the rate at which the preferred stock held by NCM LLC can be converted into common stock at the Conversion Rate; the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at the Conversion Rate, at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to “call”, or require the lender to assign to NCM LLC up to $10 million of funded convertible debt at the Conversion Rate, at par, at any time before the “put” is exercised in whole and an amendment to the number of common shares and option price of the preexisting NCM Option to acquire IdeaCast common stock. The conversion of NCM’s convertible preferred stock, call (or put by the lender) of the convertible preferred stock and exercise of the NCM Option would result in NCM LLC’s ownership interest in IdeaCast increasing to 80% (on a fully diluted basis). The Company is evaluating the impact of this transaction on its consolidated financial statements, which we do not believe will be material.

On April 30, 2008 Regal delivered notice to NCM pursuant to Section 2 (a) of the Common Unit Adjustment Agreement in connection with the closing of its acquisition of Consolidated Theatres. The acquired theatres are Encumbered Theatres and as such Regal intends to make Exclusivity Run-Out Payments pursuant to Section 4.08(b) and Schedule 1 of the Exhibitor Services Agreement, dated as of February 13, 2007, by and between NCM LLC and Regal. The Company is collecting the necessary data to determine the impact of this transaction on its consolidated financial statements.

* * * * * *

Item 1A.	Unaudited Pro Forma Financial Information

You should read this unaudited pro forma condensed consolidated financial information together with the other information contained in this document, as well as information contained in our Form 10-K filed with the SEC on March 7, 2008 for the fiscal year ended December 27, 2007, including “Business-Corporate History,” “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our audited historical financial statements and the notes thereto included elsewhere in this document along with the information contained in our definitive Proxy Statement filed with the SEC on March 28, 2008. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in our Form 10-K and elsewhere in this document.

The summary unaudited pro forma condensed consolidated statements of operations for the quarter ended March 29, 2007 shown below present the consolidated results of operations of NCM, Inc. assuming the IPO, reorganization and senior secured credit facility transactions discussed in detail in our Form 10-K filed with the SEC on March 7, 2008 for the fiscal year ended December 27, 2007 had been completed and the material changes to contractual arrangements, which occurred in connection with the completion of the IPO and related transactions described had become effective as of December 28, 2006. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on our operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma condensed consolidated statements of operations and principally include the matters set forth below.

The contractual adjustments include adjustments to reflect the terms of the amended and restated ESAs entered into in connection with the completion of the IPO, which are included herein due to the significant business and financial differences from the previous contractual arrangements with our founding members and which will have ongoing material significance to our results of operations, as compared to our pre-IPO historical results of operations.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM, Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the periods presented. The historical results of operations of the Company have been significantly impacted by related party transactions, as discussed more fully in the audited historical financial statements included in our Form 10-K filed with the SEC on March 7, 2008 for the fiscal year ended December 27, 2007, and the future operating results of NCM, Inc. will also be impacted by related party transactions. Historical and pro forma results of operations are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma condensed consolidated financial information should not be relied upon as being indicative of NCM, Inc. or NCM LLC’s results of operations had the contractual adjustments and the transaction adjustments been completed on December 28, 2006. The unaudited pro forma condensed consolidated financial information also does not project the results of operations or financial position for any future period or date.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Quarter Ended March 29, 2007

($ in millions, except per share data)

	Pre-IPO period December 29, 2006 through February 12, 2007 Historical	Post-IPO period February 13, 2007 through March 29, 2007 Historical	Contractual Adjustments	Transaction Adjustments	Quarter Ended March 29, 2007 Pro Forma, As Adjusted
Revenue:
Advertising	$20.6	$29.0	$6.2	$—	$55.8
Administrative fees - founding members	0.1	—	(0.1)	—	—
Meetings and events	2.9	3.3	—	—	6.2
Other	—	0.1	—	—	0.1

TOTAL REVENUE	23.6	32.4	6.1	—	62.1

Expenses:
Advertising operating costs	1.1	1.0	—	—	2.1
Meetings and events operating costs	1.4	1.8	—	—	3.2
Network costs	1.7	1.9	—	—	3.6
Circuit share costs/theatre access fees – founding members	14.4	5.5	(7.7)	—	12.2
Selling and marketing costs	5.2	5.0	—	—	10.2
Administrative costs	2.8	2.7	—	0.1	5.6
Severance plan costs	0.4	0.5	—	—	0.9
Depreciation and amortization	0.7	0.4	—	—	1.1
Other	—	0.3	—	—	0.3

TOTAL EXPENSES	27.7	19.1	(7.7)	0.1	39.2

Operating Income/(Loss)	(4.1)	13.3	—	(0.1)	22.9
Interest expense, net	0.1	8.2	—	8.1	16.4

Income/(Loss) before income taxes and minority interest	(4.2)	5.1	13.8	(8.2)	6.5
Provision for income taxes	—	1.9	—	0.7	2.6
Minority interest, net	—	2.2	—	0.9	3.1

NET INCOME/(LOSS)	$(4.2)	$1.0	$13.8	$(9.8)	$0.8

Earnings per share:
Basic					$0.02
Diluted					$0.02

Notes to the Pro Forma Condensed Consolidated Statements of Operations:

1.	Contractual adjustments represent the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the amended and restated ESAs, based on the actual revenue generated from those legacy contracts and the reversal of the related legacy contract administrative fees historically recorded by NCM LLC. Legacy advertising contracts are those contracts signed by Regal and AMC prior to the formation of NCM LLC. In addition, adjustments include the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the ESAs, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Contractual adjustments also include the change in circuit share payments pursuant to the ESAs. Under the terms of the prior ESAs with the founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the amended and restated ESAs, the theatre access fee payments is initially based on a per attendee and per digital screen calculation.

2.	Transaction adjustments represent interest expense on the senior secured lending facility, including amortization of deferred financing fees, over the term of the new senior secured credit facility of approximately $0.5 million per quarter. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. In addition, an adjustment to reflect minority interest expense is included, net of income tax expense/(benefit), resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering. Transaction adjustments also include adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM, Inc., and the accretion of interest on the discounted payable related to the tax sharing agreement of approximately $2.8 million per quarter.

3.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the IPO are outstanding over the entire period. Diluted earnings per share is calculated assuming that the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method). The convertible common membership units of the founding members (which aggregate 51,850,951 shares) are not included as they are antidilutive, due to inclusion in interest expense of non-cash accretion of the discounted tax payable to founding members which is not deducted by NCM LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statement and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Our historical financial data discussed below prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO.

Overview

NCM operates the largest digital in-theatre network in North America that allows us to distribute advertising, business meetings, and Fathom event services. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings business and Fathom events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary DCN technology. In excess of 90% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

The results of operations data for the period December 28, 2006 through February 12, 2007 (the “2007 pre-IPO period”) and the results of operations data for the period February 13, 2007 through March 29, 2007 (the “2007 post-IPO period”)give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, specific events or facts and other methods management considered to be a reasonable reflection of the results for such period. The historical financial data of NCM LLC prior to the IPO may not be indicative of the Company’s post-IPO performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the pre-IPO periods presented.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Management confers monthly to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, as discussed below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and revolving credit facility availability to ensure that debt and declared and future dividend obligations can be met.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Summary Historical and Pro Forma Financial and Operating Data

The following table presents operating data and EBITDA on a historical and a pro forma basis. The summary pro forma financial information in the table below was derived from unaudited pro forma consolidated statement of operations for the quarter ended March 29, 2007 included elsewhere in this document. See “—EBITDA” below for a discussion of the calculation of adjusted EBITDA and reconciliation to net income.

	Historical			Pro Forma
(In millions, except per share data)	Quarter Ended March 27, 2008	Post-IPO Period Ended March 29, 2007	Pre-IPO Period Ended February 13, 2007	Quarter Ended March 29, 2007
Revenue	$62.7	$32.4	$23.6	$62.1
Operating income (loss)	$17.7	$13.3	$(4.1)	$22.9
Adjusted EBITDA	$20.7	$14.7	$(2.7)	$25.7
Adjusted EBITDA margin	33.0%	45.4%	NM	41.4%
Net Income (Loss)	$(0.4)	$1.0	$(4.2)	$0.8
Net Income (Loss) per Basic Share	$(0.01)	$0.02	—	$0.02
Net Income (Loss) per Diluted Share	$(0.01)	$0.02	—	$0.02

The following table presents total advertising contract value and operating expenses (excluding meetings and events operating costs) per attendee for the periods presented, which will be discussed further below. In the past we have provided metrics per founding member attendee, however, as network affiliate attendance becomes a more significant portion of our total attendance due to the expansion of our network, we believe providing metrics on total attendance are more meaningful.

	Quarter Ended March 27, 2008	Post-IPO period Ended March 29, 2007	Pre-IPO period ended February 12, 2007
Total advertising contract value ($ in millions)	$53.7	$29.0	$20.9
Total advertising contract value per attendee	$0.37	$0.44	$0.30
Total operating expense (excluding meetings and events operating costs) per attendee	$0.19	$0.17	$0.16
Total operating expense (excluding meetings and events operating costs) as a percentage of advertising revenues	50.3%	39.3%	55.8%

Non-GAAP Financial Measures

EBITDA, adjusted EBITDA and adjusted EBITDA margin are non-GAAP financial measures used by management to measure operating performance. EBITDA represents net income (loss) before net interest expense, income tax benefit (provision), and depreciation and amortization expense. Adjusted EBITDA excludes from EBITDA severance plan costs, non-cash unit based costs and deferred stock compensation, which we remove because the expenses do not result in cash payments by us and could vary based on share price, share price volatility and expected life of the equity instruments we grant. Adjusted EBITDA margin is calculated by dividing adjusted EBITDA by total revenue. EBITDA and adjusted EBITDA do not reflect the Loews payments. The Loews payments received are added to adjusted EBITDA to determine our compliance with financial covenants under our new senior secured credit facility. AMC makes Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which were $0.8 million and $0.8 million for the quarter ended March 27, 2008 and the 2007 post-IPO period, respectively.

We have included a discussion of EBITDA, adjusted EBITDA and adjusted EBITDA margin to provide investors with supplemental measures of our operating performance and because they are the basis for an important financial covenant that is contained in our senior secured credit facility. We believe EBITDA, adjusted EBITDA and adjusted EBITDA margin are important supplemental measures of operating performance because they eliminate items that have less bearing on our operating performance and so highlight trends in our core business that may not otherwise be apparent when relying solely on generally accepted accounting principles, or GAAP, financial measures. We also believe that securities analysts, investors and other interested parties frequently use EBITDA, adjusted EBITDA and adjusted EBITDA margin to evaluate and value companies, many of which present EBITDA, adjusted EBITDA and adjusted EBITDA margin when reporting their results. Also, because of the significant changes in our operating results that resulted from the acquisition of an interest in NCM LLC by NCM, Inc., the changes in the ESAs and the financing transaction, we disclose pro forma EBITDA, adjusted EBITDA and adjusted EBITDA margin in this document. See the unaudited pro forma financial information contained elsewhere in this document.

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

The following table reconciles historical and pro forma net income (loss) to historical and pro forma EBITDA and adjusted EBITDA for the periods presented (dollars in millions):

	Historical			Pro Forma
	Quarter Ended March 27, 2008	Post-IPO Period Ended March 29, 2007	Pre-IPO Period Ended February 13, 2007	Quarter Ended March 29, 2007	Quarter 2008 vs. Pro Forma Quarter 2007 change
Net income (loss)	$(0.4)	$1.0	$(4.2)	$0.8	NM
Income taxes	0.7	1.9	—	2.6
Minority interest	1.4	2.2	—	3.1
Interest expense	16.0	8.2	0.1	16.4
Depreciation and amortization	1.9	0.4	0.7	1.1

EBITDA	19.6	13.7	(3.4)	24.0	(18.3)%
Severance plan costs	0.2	0.5	0.4	0.9
Share-based compensation costs	0.9	0.5	0.3	0.8

Adjusted EBITDA	$20.7	$14.7	$(2.7)	$25.7	(19.5)%

Total Revenue	$62.7	$32.4	$23.6	$62.1
Adjusted EBITDA margin	33.0%	45.4%	NM	41.4%

NM	– not meaningful

Basis of Presentation

The results of operations data for the quarter ended March 27, 2008 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and NCM LLC and should be read in conjunction with the notes thereto. The results of operations data for the quarter ended March 29, 2007 is presented in two periods, the 2007 pre-IPO period and the 2007 post-IPO period. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members, as described more fully in the section entitled “Factors Affecting Comparability of Results of Operations” in our Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Results of Operations

Quarter Ended March 27, 2008 and the 2007 Post-IPO Period and the 2007 Pre-IPO Period

Revenue. Total revenue of the Company for the quarter ended March 27, 2008 was $62.7 million as compared to $32.4 million for the 2007 post-IPO period and $23.6 million for the 2007 pre-IPO period. The increase in the first quarter of 2008 over the comparable aggregate 2007 periods was primarily the result of payments from the founding member beverage agreements, an increase in local and regional advertising sales, and increasing meetings and events revenue. National advertising revenue excluding payments from the founding members beverage agreements for the first quarter of 2008 decreased 6.1% related primarily to a decrease in national advertising inventory utilization to 58.7% from 70.1%, partially offset by a 6.7% increase in CPMs and a 4.8% increase in total attendance. The increase in total attendance is due to the addition throughout 2007 and in the first quarter 2008 of advertising affiliates to our network, however this was offset by fewer impressions because we passed on certain contracts with unacceptably low CPMs. Local and regional advertising revenue increased by 14.3% primarily due to an increase in screens and time sold. The meeting and events revenue increase of 45.2% related to an increase in Fathom revenue associated with more events and higher overall ticket sales.

Total advertising contract value per attendee for the Company for the quarter ended March 27, 2008 was $0.37, while the total advertising contract value per attendee was $0.44 and $0.30 for the 2007 post-IPO period and the 2007 pre-IPO period, respectively. The approximate 2.8% increase in the advertising contract value per attendee for the first quarter of 2008 versus the combined 2007 post-IPO period and 2007 pre-IPO period was primarily the result of the increased CPM and local and regional advertising through an expansion of our advertising client base.

Operating expenses. Total operating expenses excluding meetings and events operating costs for the quarter ended March 27, 2008 were $27.0 million, $11.4 million for the 2007 post-IPO period and $11.5 million for the 2007 pre-IPO period. The increase of the first quarter of 2008 versus the combined 2007 post-IPO period and 2007 pre-IPO period was primarily the result of the increase in local sales commissions, increased sales and marketing expenses for activities supporting outreach to customers over our increased live network footprint and increases in administrative expenses associated with being a public company.

Total operating expenses excluding meetings and events operating costs per attendee for the Company for the quarter ended March 27, 2008, the 2007 post-IPO period and the 2007 pre-IPO period was $0.19, $0.17 and $0.16, respectively. The 11.8% increase in total operating expenses excluding meetings and events operating costs per attendee was primarily the result of higher expense levels discussed above and due to the fixed nature of many of our operating expenses associated with our advertising business. Operating expenses excluding meetings and events operating costs as a percentage of advertising revenues for the quarter ended March 27, 2008 was 50.3%, 39.3% for the 2007 post-IPO period and 55.8% for the 2007 pre-IPO period. The increase in the percentage is primarily the result of higher revenue levels and expenses discussed above.

Meetings and Events Operating Costs. Meetings and events operating costs for the quarter ended March 27, 2008 were $6.3 million, $1.8 million for the 2007 post-IPO period and $1.4 million for the 2007 pre-IPO period. The increase of the first quarter of 2008 versus the combined 2007 post-IPO period and 2007 pre-IPO period was primarily the result of increased content and revenue splits associated with the increase in meetings and events revenue discussed above.

Circuit share expense/theatre access fee. Theatre access fees of the Company for the quarter ended March 27, 2008 was $11.5 million and $5.5 million for the 2007 post-IPO period, while circuit share expense was $14.4 million during the 2007 pre-IPO period. The change for the first quarter of 2008 and the 2007 post-IPO period versus the NCM LLC 2007 pre-IPO period was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO as discussed above. Total theatre access fees as a percentage of revenue of the Company for the quarter ended March 27, 2008 was 18.4% and the 2007 post-IPO period was 17.0%, while the total circuit share expense as a percentage of revenue was 61.0% for the 2007 pre-IPO period. The change in the theatre access fee as a percentage of revenue for the 2007 post-IPO period was the result of the change in the structure of the theatre access fee as compared to the circuit share payments prior to the amendment and restatement of the ESAs, as previously discussed.

Net income (loss). Net loss generated by the Company for the quarter ended March 27, 2008 was $0.4 million compared to net income from the 2007 post-IPO period of $1.0 million and a net loss of $4.2 million for the 2007 pre-IPO period. The comparability of the net income of the periods presented is limited due to the differing lengths of the periods, size of our network and changes in the corporate structure and capitalization as discussed above.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of March 27, 2008, our cash and cash equivalents balance was $32.3 million, an increase of $11.5 million compared to the balance of $20.8 million as of December 27, 2007. In addition, we had access to an undrawn line of credit of $31.0 million for a total liquidity position of $63.3 million as of March 27, 2008. The increase in our liquidity position from December 27, 2007 was in part a result of positive cash from operating and financing activities offset by higher levels of investing activities. A substantial amount of cash has been set aside for future income tax and tax sharing payments and payments related to dividends that have been declared.

Cash Flows (in millions).

	Quarter Ended March 27, 2008	Post-IPO Period Ended March 29, 2007	Pre-IPO Period Ended February 13, 2007
Net cash from operating activities	$42.7	$(41.0)	$2.2
Net cash from investing activities	$1.2	$(0.9)	$(0.5)
Net cash from financing activities	$(32.4)	$46.2	$(0.1)

•

Operating Activities. The increase in funds provided by operating activities for the quarter ended March 27, 2008 versus the combined 2007 post-IPO period and 2007 pre-IPO period was primarily due to levels of collection of accounts receivable balances and lower payments to the founding members related to the transition from a circuit share to a theatre access fee structure after the IPO.

•

Investing Activities. The increase in funds provided by investing activities for the quarter ended March 27, 2008 versus the combined 2007 post-IPO period and 2007 pre-IPO period was primarily due to converting short-term investment funds into cash to fund our quarterly dividend payment, offset by higher levels of capital expenditures primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres.

•

Financing Activities. The change in funds generated by financing activities for the quarter ended March 27, 2008 versus the combined 2007 post-IPO period and 2007 pre-IPO period was primarily due to funds used in first quarter 2008 for available cash distributions to our founding members, dividend payments and repayments on our revolving credit facility whereas in first quarter 2007 we had funds generated from net proceeds related to the IPO and net borrowings on our senior secured credit facility.

Our cash balances at the end of the historical periods are typically low, as circuit share payments are made to the founding members out of excess cash subsequent to the IPO. Our cash balances will fluctuate due to the timing of available cash payments (as defined) to our founding members, interest payments on our term loan, income tax payments, tax sharing payments to our founding members and quarterly dividends to our common shareholders we expect to pay pursuant to our dividend policy.

Sources of capital and capital requirements. NCM, Inc.’s primary sources of liquidity and capital resources are distributions from NCM LLC generated by the operating, investing and financing activities of the operating subsidiary and availability of up to $80.0 million under NCM LLC’s senior secured revolving credit facility entered into in February 2007. Management believes that future funds generated from NCM LLC’s operations and distributions to NCM, Inc. and available borrowing capacity of up to $80.0 million under NCM LLC’s revolving credit facility should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months and to fund quarterly dividends as they are declared by the Company. The amount outstanding as of March 27, 2008 on the revolving credit facility was $49.0 million. Cash flows generated by NCM LLC’s distributions to NCM, Inc. can be impacted by the seasonality experienced in advertising revenues at NCM LLC and the impact to associated collections of accounts receivable. In addition, NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined in the operating agreement, to its members, including the Company. The available cash distribution to the members of NCM LLC for the quarter ended March 27, 2008 was approximately $5.6 million, of which $2.5 million was the Company’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes and current and future dividends as declared by the board of directors, including a dividend declared of $0.15 per share (approximately $6.3 million) which will be paid on June 4, 2008.

Contractual and Other Obligations

For a discussion of contractual and other obligations, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of March 27, 2008, there were no significant changes in those contractual or other obligations. However, subsequent to March 27, 2008, the Company has agreed to certain obligations with respect to IdeaCast as described further in Note 6.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of March 27, 2008, there were no significant changes in those critical accounting policies or estimation procedures.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements or obligations for the periods presented in this report. Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “Contractual and Other Obligations” above for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

The levels of revenue, operating income, net income, EBITDA and adjusted EBITDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients, and to a lesser extent, to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, net income, EBITDA and adjusted EBITDA and our operating margins are lower in the first quarter than the other quarters of a given year.

Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into a fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of March 27, 2008, there were no material changes in our exposure to market risks.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of March 27, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 27, 2008 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 27, 2008 that have materially affected, or are likely to materially affect, the Company’s internal controls over financial reporting.

PART II

Item 1.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse affect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed on March 7, 2008 with the SEC for the fiscal year ended December 27, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 9, 2008, NCM LLC issued common membership units to the founding members as part of the Common Unit Adjustment Agreement. Refer to our Current Report on Form 8-K filed on April 14, 2008 with the SEC for specific details.

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
Dec. 28, 2007 through Jan. 24, 2008	13,969	$25.21	—	N/A
Jan. 25, 2008 through Feb. 21, 2008	—	—	—	N/A
Feb. 22, 2008 through Mar. 27, 2008	—	—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	National CineMedia, Inc. 2008 Performance Bonus Plan

10.2	(4)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(3)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33296) filed on March 28, 2008.

(4)	Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Dated: May 8, 2008	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2008	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)