Form 10-Q
period 2008-06-26
National CineMedia, Inc.
filed 2008-08-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2008

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

As of August 4, 2008, 42,067,798 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

	June 26, 2008	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18.1	$20.8
Short-term investments	—	9.1
Receivables, net of allowance of $2.4 and $1.5 million, respectively	73.2	93.2
Prepaid expenses	2.2	1.9
Income taxes receivable	1.1	1.7
Other current assets	0.2	0.4

Total current assets	94.8	127.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $21.4 and $17.3 million, respectively	27.0	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $0.5 and $0 million, respectively	115.1	—
OTHER ASSETS:
Deferred tax assets	280.8	293.8
Debt issuance costs, net	12.1	13.0
Investment in affiliate	7.0	7.0
Other long-term assets	3.3	0.5

Total other assets	303.2	314.3

TOTAL	$540.1	$463.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$17.6	$27.4
Amounts due to founding members	12.3	15.8
Taxes payable to founding members	—	13.4
Deferred revenue and other current liabilities	6.9	3.3

Total current liabilities	36.8	59.9
OTHER LIABILITIES:
Borrowings	772.0	784.0
Deferred tax liability	53.5	55.4
Taxes payable to founding members	131.8	122.3
Interest rate swap agreements	18.4	14.4
Other long-term liabilities	2.4	—

Total other liabilities	978.1	976.1

Total liabilities	1,014.9	1,036.0

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,067,798 and 42,000,000 issued and outstanding, respectively	0.4	0.4
Retained earnings	3.3	12.2
Distributions in excess of additional paid in capital	(473.6)	(581.1)
Accumulated other comprehensive loss	(4.9)	(3.9)

Total stockholders’ deficit	(474.8)	(572.4)

TOTAL	$540.1	$463.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In millions, except share and per share data)

	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007
REVENUE:
Advertising (including revenue from founding members of $10.6, $20.8, $11.8, $17.3 and $0.0 million, respectively)	$74.8	$128.5	$76.7	$105.8	$20.6
Administrative fees—founding members	—	—	—	—	0.1
Meetings and events	11.9	20.9	7.0	10.3	2.9
Other	—	—	—	0.1	—

Total	86.7	149.4	83.7	116.2	23.6

EXPENSES:
Advertising operating costs	3.8	6.5	2.2	3.2	1.1
Meetings and events operating costs	7.3	13.6	3.9	5.7	1.4
Network costs	3.9	8.0	3.7	5.6	1.7
Theatre access fees/circuit share costs—founding members	12.1	23.6	12.0	17.5	14.4
Selling and marketing costs	11.9	23.5	10.3	15.4	5.2
Administrative and other costs	5.7	12.4	5.8	8.7	2.8
Severance plan costs	0.1	0.3	0.5	1.0	0.4
Depreciation and amortization	2.8	4.7	1.3	1.8	0.7

Total	47.6	92.6	39.7	58.9	27.7

OPERATING INCOME (LOSS)	39.1	56.8	44.0	57.3	(4.1)
Interest Expense, Net	15.1	31.1	16.4	24.5	0.1

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	24.0	25.7	27.6	32.8	(4.2)
Provision for Income Taxes	10.5	11.2	11.3	13.2	—
Minority Interest, Net	9.2	10.6	10.0	12.2	—

NET INCOME (LOSS)	$4.3	$3.9	$6.3	$7.4	$(4.2)

EARNINGS PER SHARE:
Basic	$0.10	$0.09	$0.15	$0.17
Diluted	$0.10	$0.09	$0.15	$0.17
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,066,813	42,049,200	42,000,000	42,000,000
Diluted	42,109,888	42,134,374	42,143,091	42,132,782

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Six Months Ended June 26, 2008	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3.9	$7.4	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4.7	1.8	0.7
Minority Interest	10.6	12.2	—
Non-cash severance plan and share-based compensation	1.7	2.4	0.7
Accretion of interest on the discounted income taxes payable to founding members	5.7	4.2	—
Deferred income tax expense	4.6	—	—
Amortization of debt issuance costs and loss on repayment of debt	0.9	0.8	—
Changes in operating assets and liabilities:
Receivables—net	20.0	(19.4)	12.6
Accounts payable and accrued expenses	(9.8)	6.6	(4.4)
Amounts due to founding members	2.6	(50.5)	(3.7)
Income taxes and other	(4.2)	12.8	0.5

Net cash provided by (used in) operating activities	40.7	(21.7)	2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9.3)	(3.2)	(0.5)
Investment in other investments and restricted cash	9.1	(5.0)	—

Net cash (used in) provided by investing activities	(0.2)	(8.2)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	882.0	—
Payment of offering costs and fees	—	(52.7)	(0.1)
Payment of dividends	(12.7)	—	—
Proceeds from borrowings	77.0	818.0	13.0
Repayments of borrowings	(89.0)	(60.0)	(13.0)
Payment of debt issuance costs	—	(14.7)	—
Proceeds from founding member contributions	4.5	0.9	—
Distribution to founding members	(23.6)	(1,539.8)	—
Proceeds from stock option exercises	0.6	—	—

Net cash (used in ) provided by financing activities	(43.2)	33.7	(0.1)

CHANGE IN CASH AND CASH EQUIVALENTS	(2.7)	3.8	1.6
CASH AND CASH EQUIVALENTS:
Beginning of period	20.8	8.3	6.7

End of period	$18.1	$12.1	$8.3

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In millions)

	Six Months Ended June 26, 2008	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.3	$1.0	$0.4
Increase in distributions payable to members	$15.7	$17.3	—
Contributions from members collected after period end	$3.2	$2.8	—
Integration payment from members collected after period end	$0.5	—	—
Increase in property and equipment not requiring cash in the period	$0.2	$0.2	—
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	—	$125.6	—
Additional paid-in-capital	—	$119.3	—
Purchase of an intangible asset with equity	$116.1	—	—
Deferred offering costs reclassified to equity	—	$4.5	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$25.3	$17.3	$0.1
Cash paid for income taxes	$0.6	—	—

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meetings, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under network affiliate agreements, which expire at various dates.

At June 26, 2008, NCM LLC had 99,377,452 member units outstanding, of which 42,067,798 (42.3%) were owned by NCM, Inc., 24,903,259 (25.1%) were owned by Regal, 18,414,743 (18.5%) were owned by AMC, and 13,991,652 (14.1%) were owned by Cinemark.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. and NCM LLC in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2007, filed with the SEC on March 7, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the entirety of all periods presented. In addition, as a result of the various related-party agreements discussed in Note 2, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

The results of operations for the six months ended June 28, 2007 are presented in two periods, reflecting operations prior to and subsequent to the IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through June 28, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the IPO because of modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered to be a reasonable reflection of the results for such periods.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings Per Share, Basic and Diluted

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted earnings per share were as follows:

	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007
Net Income (in millions)	$4.3	$3.9	$6.3	$7.4

Weighted average shares outstanding:
Basic	42,066,813	42,049,200	42,000,000	42,000,000
Add: Dilutive effect of stock options and restricted stock	43,075	85,174	143,091	132,782

Diluted	42,109,888	42,134,374	42,143,091	42,132,782

Earnings per share:
Basic	$0.10	$0.09	$0.15	$0.17
Diluted	$0.10	$0.09	$0.15	$0.17

The effect of the 55,804,748, 53,841,833 and 51,850,951 convertible NCM LLC common units held by the founding members for the quarter ended June 26, 2008, the six months ended June 26, 2008 and both the quarter and post-IPO period ended June 28, 2007, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive due to inclusion in interest expense of non-cash accretion of the discounted taxes payable to founding members which is not deducted by NCM LLC. In addition, there were 209,486, 138,601, 16,381 and 23,094 stock options and restricted stock shares for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the post-IPO period ended June 28, 2007, respectively, excluded from the calculation as they were antidilutive since their exercise prices were above the average market value.

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

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At June 26, 2008, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 27% of the Company’s outstanding gross receivable balance, however none of the individual contracts are more than 10% of advertising revenue. This risk is reduced by dealing with large, nationwide firms who have a strong industry reputation.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements is as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At June 26, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:

Investment in Affiliate (1)	$7.0	—	—	$7.0

LIABILITIES:
Interest Rate Swap Agreements (2)	$18.4	—	$18.4	—

(1)	During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. (“IdeaCast”), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which gives the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. The Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weighted IdeaCast’s business under various scenarios. Management receives periodic updates on IdeaCast’s business development; however the Company’s consideration of these factors in its model has not resulted in any change in estimated fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in millions)
Investment in Affiliate
Beginning Balance at December 27, 2007	$7.0
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance at June 26, 2008	$7.0

(2)	NCM LLC has entered into interest rate swap agreements which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%. Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair value of the interest rate swap is recorded on the Company’s balance sheet as an asset or liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at June 26, 2008 and June 28, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented. The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible Assets—Intangible assets are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of the intangibles. See Note 6.

Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the rate at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to “call,” or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for as a guarantee per FASB Interpretation (“FIN”) No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 3 for additional details of the guarantee. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast, the call or the put. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded to other long-term liabilities. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weighted IdeaCast’s business under various scenarios, including the likelihood of the call, put or option being executed.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (currently referred to as a minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets, which improves the consistency of the useful life of a recognized intangible asset among various pronouncements. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP SFAS No. 142-3 on its consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of FSP No. EITF 03-6-1 on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Quarter and Six Months Ended June 26, 2008 and 2007 Post-IPO Period –

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period is $12.1 million, $23.6 million, $12.0 million and $17.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period is $10.6 million, $20.8 million, $11.8 million and $17.3 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.6 million, $3.0 million, $1.1 million and $1.6 million for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution payable to the founding members of NCM LLC for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period is $27.2 million, $32.8 million, $31.4 million and $41.1 million, respectively.

Amounts due to/from founding members at June 26, 2008 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$—	$0.7	$0.5
Cost and other reimbursement	(0.4)	—	0.2	(0.2)
Distributions payable, net	1.9	3.8	6.3	12.0

Total	$1.3	$3.8	$7.2	$12.3

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause the theatres it acquired from Loews to begin participating in the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through March 2009 in accordance with certain run-out provisions. For the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period, the AMC Loews payment was $3.2 million, $4.0 million, $2.8 million and $3.6 million, respectively. At June 26, 2008 and at June 28, 2007, $3.2 million and $2.8 million were included in the due to/from founding members. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the quarter and six months ended June 26, 2008, the Consolidated Theatres payment was $0.5 million and was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 6).

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

Other –

During the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007, the 2007 post-IPO period and the 2007 pre-IPO period, AMC, Cinemark and Regal purchased $0.5 million, $0.8 million, $0.4 million, $0.6 million and $0.1 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases is calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period.

Included in media and events operating costs is $1.0 million, $1.2 million, $0.8 million, $1.0 million and $0.2 million for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007, the 2007 post-IPO period and the 2007 pre-IPO period, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

During the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007, the 2007 post-IPO period and the 2007 pre-IPO period, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.1 million, $0.3 million, $0.5 million, $1.0 million and $0.4 million, respectively. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.

IdeaCast –

NCM LLC and IdeaCast entered into a shared services agreement which allows for cross-marketing and certain services to be provided between the companies at rates which will be determined on an arms length basis. The services provided by or to IdeaCast for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period were not material to NCM.

3.	GUARANTEES

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. In accordance with FIN No. 45, NCM LLC has recorded a liability for $2.4 million as of June 26, 2008, which represents the estimated fair value of the guarantee.

The Company has adopted the guidance of FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $21.6 million. The Company has no liabilities recorded for these obligations as of June 26, 2008.

4.	BORROWINGS

The outstanding balance under the revolving credit facility at June 26, 2008 was $47.0 million. As of June 26, 2008, the effective rate on the term loan was 6.20% (the interest rate swap hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 4.54%) and the weighted-average interest rate on the revolver was 4.41%. Commencing with the third fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at June 26, 2008.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

6.	INTANGIBLE ASSETS

Effective as of March 26, 2008, NCM LLC issued 2,544,949 common membership units to its founding members in exchange for the rights to exclusive access to net new theatres and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $58.5 million in the first quarter 2008.

Effective as of April 30, 2008, NCM LLC issued 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. As a result, NCM LLC recorded an intangible asset at fair value of $57.6 million in the second quarter 2008. The number of units issued assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement that is in run-out. According, Regal will make integration payments to NCM LLC through January 2011 to account for the lack of access, which will be recorded as a reduction to the intangible asset.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life; and the Company began to amortize the asset related to the common membership units in the second quarter 2008 over the remaining useful life. The Company estimates amortization expense for the common membership units will be approximately $2.0 million for each of the five succeeding fiscal years. Amortization of the asset over the remaining useful life related to Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on–screen advertising agreement. The Company estimates amortization expense for the asset related to Consolidated Theatres will be approximately $2.0 million for each fiscal year after the asset is placed in service.

7.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in millions):

	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008	Quarter Ended June 28, 2007	Period February 13, 2007 through June 28, 2007	Period December 29, 2006 through February 12, 2007
COMPREHENSIVE INCOME (LOSS):
Net Income (Loss) (as reported on Condensed Consolidated Statements of Operations), net of tax	$4.3	$3.9	$6.3	$7.4	$(4.2)
Unrealized gain (loss) on cash flow hedge, net of tax	6.2	(1.0)	5.2	5.2	—

Total, net of tax	$10.5	$2.9	$11.5	$12.6	$(4.2)

8.	INCOME TAXES

The income tax provision for the quarter and six months ended June 26, 2008 reflects an adjustment of $0.8 million as a result of applying a lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009. This lower future tax rate is due to changes in our Colorado state apportionment calculation as the result of a tax law change enacted by the State of Colorado during the second quarter of 2008 effective January 1, 2009.

In addition, income tax expense for all periods presented differs from the amounts that would be provided by applying the U.S. Federal income tax rate to income before income taxes, principally due to state income taxes and other permanent differences.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	SUBSEQUENT EVENT

On July 29, 2008, the Company declared a cash dividend of $0.16 per share (approximately $6.8 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on August 21, 2008 to be paid on September 4, 2008.

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

The summary unaudited pro forma condensed consolidated statements of operations for the six months ended June 28, 2007 shown below present the consolidated results of operations of NCM, Inc. assuming the IPO, reorganization and senior secured credit facility transactions discussed in detail in our Form 10-K filed with the SEC on March 7, 2008 for the fiscal year ended December 27, 2007 had been completed and the material changes to contractual arrangements, which occurred in connection with the completion of the IPO and related transactions described had become effective as of December 28, 2006. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on our operating results. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma condensed consolidated statements of operations and principally include the matters set forth below.

The contractual adjustments include adjustments to reflect the terms of the ESAs entered into in connection with the completion of the IPO, which are included herein due to the significant business and financial differences from the previous contractual arrangements with our founding members and which will have ongoing material significance to our results of operations, as compared to our pre-IPO historical results of operations.

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

Unaudited Pro Forma Condensed Consolidated Statement of Operations

($ in millions, except per share data)

	Pre-IPO period December 29, 2006 through February 12, 2007 Historical	Post-IPO period February 13, 2007 through June 28, 2007 Historical	Contractual Adjustments	Transaction Adjustments	Six Months Ended June 28, 2007 Pro Forma, As Adjusted
Revenue:
Advertising	$20.6	$105.8	$6.2	$—	$132.6
Administrative fees - founding members	0.1	—	(0.1)	—	—
Meetings and events	2.9	10.3	—	—	13.2
Other	—	0.1	—	—	0.1

TOTAL REVENUE	23.6	116.2	6.1	—	145.9

Expenses:
Advertising operating costs	1.1	3.2	—	—	4.3
Meetings and events operating costs	1.4	5.7	—	—	7.1
Network costs	1.7	5.6	—	—	7.3
Circuit share costs/theatre access fees - founding members	14.4	17.5	(7.7)	—	24.2
Selling and marketing costs	5.2	15.4	—	—	20.6
Administrative and other costs	2.8	8.7	—	0.1	11.6
Severance plan costs	0.4	1.0	—	—	1.4
Depreciation and amortization	0.7	1.8	—	—	2.5
TOTAL EXPENSES	27.7	58.9	(7.7)	0.1	79.0

Operating Income/(Loss)	(4.1)	57.3	13.8	(0.1)	66.9
Interest expense, net	0.1	24.5	—	8.1	32.7

Income/(Loss) before income taxes and minority interest	(4.2)	32.8	13.8	(8.2)	34.2
Provision for income taxes	—	13.2	—	0.7	13.9
Minority interest, net	—	12.2	—	0.9	13.1

NET INCOME/(LOSS)	$(4.2)	$7.4	$13.8	$(9.8)	$7.2

Earnings per share:
Basic					$0.17
Diluted					$0.17

Notes to the Pro Forma Condensed Consolidated Statements of Operations:

1.	Contractual adjustments represent the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the ESAs, based on the actual revenue generated from those legacy contracts and the reversal of the related legacy contract administrative fees historically recorded by NCM LLC. Legacy advertising contracts are those contracts signed by Regal and AMC prior to the formation of NCM LLC. In addition, adjustments include the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the ESAs, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Contractual adjustments also include the change in circuit share payments pursuant to the ESAs. Under the terms of the prior ESAs with the founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the ESAs, the theatre access fee payments is initially based on a per attendee and per digital screen calculation.

2.	Transaction adjustments represent interest expense on the senior secured lending facility, including amortization of deferred financing fees, over the term of the senior secured credit facility of approximately $0.5 million per quarter. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. In addition, an adjustment to reflect minority interest expense is included, net of income tax expense/(benefit), resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering. Transaction adjustments also include adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM, Inc., and the accretion of interest on the discounted payable related to the tax sharing agreement of approximately $2.8 million per quarter.

3.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the IPO are outstanding over the entire period. Diluted earnings per share is calculated assuming that the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method). The convertible common membership units of the founding members (which aggregate 51,850,951 shares) are not included as they are antidilutive, due to inclusion in interest expense of non-cash accretion of the discounted tax payable to founding members which is not deducted by NCM LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NCM operates the largest digital in-theatre network in North America, allowing us to distribute advertising, business meetings, and Fathom event services. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings and Fathom events businesses. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary DCN technology. In excess of 90% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

The results of operations data for the period December 28, 2006 through February 12, 2007 (the “2007 pre-IPO period”) and the results of operations data for the period February 13, 2007 through June 28, 2007 (the “2007 post-IPO period”) give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, specific events or facts and other methods management considered to be a reasonable reflection of the results for such period. The historical financial data of NCM LLC prior to the IPO may not be indicative of the Company’s post-IPO performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the pre-IPO periods presented.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Management confers monthly to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (debt divided by EBITDA, as defined in the debt agreement) and revolving credit facility availability to ensure that debt and declared and future dividend obligations can be met.

In the past, the Company has provided EBITDA (earnings before interest, tax and depreciation and amortization expense) and Adjusted EBITDA non-GAAP financial measures, which are most directly comparable to net income. However, the Company’s reconciliation for EBITDA made adjustments for items such as income taxes, minority interest and interest expense, which are not part of operating income, therefore OIBDA and EBITDA yield the same results. This calculation methodology change was made to make it easier for the Company to provide a reconciliation of the metric as required by SEC rules.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Summary Historical and Pro Forma Financial and Operating Data

The following table presents operating data and OIBDA on a historical and a pro forma basis. The summary pro forma financial information in the table below was derived from unaudited pro forma consolidated statement of operations for the six months ended June 28, 2007 included elsewhere in this document. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to net income.

	Historical			Pro Forma
(In millions, except per share data)	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008	Quarter Ended June 28, 2007	Six Months Ended June 28, 2007
Revenue	$86.7	$149.4	$83.7	$145.9
Operating income	$39.1	$56.8	$44.0	$66.9
Adjusted OIBDA	$42.8	$63.5	$46.7	$72.4
Adjusted OIBDA margin	49.4%	42.5%	55.8%	49.6%
Net Income	$4.3	$3.9	$6.3	$7.2
Net Income per Basic Share	$0.10	$0.09	$0.15	$0.17
Net Income per Diluted Share	$0.10	$0.09	$0.15	$0.17

The following table presents total advertising contract value and advertising contract value per attendee for the periods presented, which will be discussed further below. In the past we have provided metrics per founding member attendee, however, as network affiliate attendance becomes a more significant portion of our total attendance due to the expansion of our network, we believe providing metrics on total attendance are more meaningful.

	Historical			Pro Forma
	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008	Quarter Ended June 28, 2007	Six Months Ended June 28, 2007
Total advertising contact value ($ in millions)	$74.8	$128.5	$76.7	$132.6
Total attendance	155.2	298.9	145.3	282.4
Total advertising contract value per attendee	$0.48	$0.43	$0.53	$0.47

Non-GAAP Financial Measures

Operating Income before Depreciation and Amortization (OIBDA), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash severance plan costs, share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance and to forecast future results. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, net interest or tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s non-cash severance plan costs, share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA and Adjusted OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which were $3.2 million, $4.0 million, $2.8 million and $3.6 million for the quarter ended June 26, 2008, the six months ended June 26, 2008, the quarter ended June 28, 2007 and the 2007 post-IPO period, respectively. The AMC Loews payment for the six months ended June 28, 2007 on a pro forma basis was $4.1 million. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which were $0.5 million for the quarter and six months ended June 26, 2008.

Also, because of the significant changes in our operating results that resulted from the acquisition of an interest in NCM LLC by NCM, Inc., the changes in the ESAs and the financing transaction, we disclose pro forma OIBDA, Adjusted OIBDA and Adjusted OIBDA margin for the six months ended June 28, 2007 in this document. See the unaudited pro forma financial information contained elsewhere in this document.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Historical			Pro Forma
	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008	Quarter Ended June 28, 2007	Six Months Ended June 28, 2007
Operating income	$39.1	$56.8	$44.0	$66.9
Depreciation and amortization	2.8	4.7	1.3	2.5

OIBDA	41.9	61.5	45.3	69.4
Severance plan costs	0.1	0.3	0.5	1.4
Share-based compensation costs	0.8	1.7	0.9	1.6

Adjusted OIBDA	$42.8	$63.5	$46.7	$72.4

Total Revenue	$86.7	$149.4	$83.7	$145.9

Adjusted OIBDA margin	49.4%	42.5%	55.8%	49.6%

Basis of Presentation

The results of operations data for the quarter and six months ended June 26, 2008 and for the quarter ended June 28, 2007 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and NCM LLC and should be read in conjunction with the notes thereto. The results of operations data for the period ended June 28, 2007 is presented in two periods, the 2007 pre-IPO period and the 2007 post-IPO period. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members, as described more fully in the section entitled “Factors Affecting Comparability of Results of Operations” in our Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Results of Operations

Quarter ended June 26, 2008 and June 28, 2007

Revenue. Total revenue of the Company for the quarter ended June 26, 2008 was $86.7 million compared to $83.7 million during the quarter ended June 28, 2007, an increase of $3.0 million, or 3.6%. The increase in total revenue was primarily the result of a 70.0% increase in meetings and events revenue and an increase in local advertising revenue of 4.5% offset by a 4.3% decrease in national advertising revenue (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”).

National revenue of $58.5 million (including $10.6 million of beverage revenue) for the quarter ended June 26, 2008 decreased 4.3% compared to $61.1 million (including $11.8 million of beverage revenue) for the quarter ended June 28, 2007. The decrease in national revenue was due to a decrease in national inventory utilization (excluding beverage revenue) to 66.2% for the quarter ended June 26, 2008 from 80.8% in the second quarter of 2007, and a $1.2 million decrease in beverage revenue, offset by a 12.5% increase in CPM (excluding beverage revenue) for the quarter ended June 26, 2008 versus quarter ended June 28, 2007. The decrease in utilization was primarily due to decreased demand in the TV scatter market combined with the decision to pass on contracts with unacceptably low CPMs and a delay into the third and fourth quarters of certain content partner advertising commitments. The decrease in beverage revenue is primarily due to a reduction in contracted beverage advertising time by one of our founding members.

Local advertising revenue increased $0.7 million or 4.5% to $16.3 million for the quarter ended June 26, 2008 compared to $15.6 million for the quarter ended June 28, 2007. The increase is due primarily to the increase in total average screens in our advertising network. Local revenue per theatre attendee remained consistent for the second quarter of 2008 compared to the second quarter of 2007 at $0.11 per attendee despite the 6.8% increase in total theatre attendance quarter to quarter related to the increase in total screens.

Total advertising contract value per attendee for the quarter ended June 26, 2008 decreased 9.4% to $0.48 per attendee for the quarter ended June 26, 2008 compared to $0.53 per attendee for the quarter ended June 28, 2007 primarily due to the decrease in national revenue (including beverage revenue) described above, combined with the 6.8% increase in the total attendance within our network.

The meetings and events revenue increase related primarily to an increase of over 100% in event count for the quarter ended June 26, 2008 compared to the quarter ended June 28, 2007, due to the expansion of our CineMeetings client base and the increase in our live broadcast capability and our success in attracting digital programming content to our Fathom network during the period.

Operating expenses. Total operating expenses for the quarter ended June 26, 2008 were $47.6 million compared to $39.7 million for the quarter ended June 28, 2007. The increase of 19.9% for the second quarter of 2008 versus total operating expenses for the second quarter of 2007 was primarily the result of the increase in meetings and events operations costs, advertising operations costs and selling and marketing costs.

Advertising operating costs. Advertising operating costs, which were $3.8 million for the quarter ended June 26, 2008, or an increase of 72.7% over the $2.2 million for the quarter ended June 28, 2007, have increased as a result of the increase in our affiliate network and associated payments made to our advertising affiliates pursuant to our contractual agreements.

Meetings and events operating costs. Meetings and events operating costs of $7.3 million for the quarter ended June 26, 2008 increased 87.2% compared to $3.9 million for the quarter ended June 28, 2007 due to an over 100% increase in the number of events quarter to quarter and the high level of variable event expenses associated with those events.

Network costs. Network costs of $3.9 million for the quarter ended June 26, 2008 increased 5.4% compared to $3.7 million for the quarter ended June 28, 2007 due primarily to the increase in size of our network.

Theatre access fees. Theatre access fees for the quarter ended June 26, 2008 were $12.1 million compared to $12.0 million for the quarter ended June 28, 2007. The slight increase for the second quarter of 2008 versus the second quarter of 2007 was primarily the result of a 5% increase in the rate per digital screen offset by a 2.7% decrease in founding member attendance quarter over quarter.

Selling and marketing costs. Selling and marketing costs increased to $11.9 million for the quarter ended June 26, 2008 compared to $10.3 million for the quarter ended June 28, 2007, an increase of 15.5%. Selling and marketing costs have increased due to higher marketing personnel costs and the expansion of our local sales force related to the increase in the size of our network and increased sales commissions related to higher local advertising and meeting and events sales. Also, the provision for bad debt has increased reflecting the increased client base and revenue levels.

Administrative and other costs. Administrative and other costs decreased slightly to $5.7 million for the quarter ended June 26, 2008 versus $5.8 million for the quarter ended June 28, 2007 primarily due to reduced accrued bonuses.

Depreciation and amortization. The increase in depreciation and amortization expense for the quarter was primarily due to increased capital expenditures to support the growth of our network and amortization expense recognized on additional intangible assets recorded related to activity associated with the Common Unit Adjustment agreement.

Net income. Net income generated for the quarter ended June 26, 2008 was $4.3 million compared to $6.3 million during the quarter ended June 28, 2007. The decrease in net income resulted from the decrease in operating income offset by lower net interest expense, and a non-recurring increase in our effective income tax rate offset by lower minority interest. The decrease in net interest expense is primarily due to lower market interest rates. The increase in the effective income tax rate is due to a one-time adjustment of our net deferred income tax accounts caused by the recently enacted tax law change that will reduce the tax rate applicable to our operations in the State of Colorado. This decrease in our effective tax rate will be reflected for periods after the January 1, 2009 effective date. The decrease in net minority interest is primarily due to lower operating income.

Six Months Ended June 26, 2008 and the Period February 13, 2007 through June 28, 2007 and Period December 28, 2006 through February 12, 2007

Revenue. Total revenue of the Company for the six months ended June 26, 2008 was $149.4 million compared to $116.2 million for the 2007 post-IPO period through June 28, 2007 and $23.6 million for the 2007 pre-IPO period. The increase of the 2008 period over the combined 2007 pre and post-IPO periods of 6.9% was primarily the result of a 58.3% increase in meetings and events revenue and an increase in local advertising revenues as discussed more fully below.

National revenues of $101.0 million (including $20.8 million of beverage revenue) for the six months ended June 26, 2008 remained consistent with $101.0 million (including $17.3 million of beverage revenue) of combined revenue for the 2007 pre and post-IPO periods, reflecting the soft TV scatter market and increase in payments from the founding member beverage concessionaire agreements. National advertising revenue (excluding beverage revenue) for the six months ended June 26, 2008 decreased 4.2% compared to the combined 2007 pre and post-IPO periods, related primarily to a decrease in national advertising inventory utilization (excluding beverage revenue) to 62.6% from 75.7%, partially offset by a 10.0% increase in CPMs (excluding beverage revenue), an increase in total average screens and a 5.8% increase in total attendance driven by increases in our affiliate theatres added to our network in the second half of 2007 and 2008. The decrease in utilization is primarily due to the decision to pass on contracts with unacceptably low CPMs and a delay into the third and fourth quarters of content partner advertising commitments.

Local advertising revenue increased $2.1 million or 8.3% to $27.5 million for the six months ended June 26, 2008 compared to $25.4 million for the combined periods from 2007 pre and post-IPO periods. The increase is due to the increase in total average screens in our advertising network. Local revenue per attendee remained consistent for the first half of 2008 compared to the first half of 2007 at $0.09 per attendee.

Total advertising contract value per attendee for the six months ended June 26, 2008 was $0.43 per attendee, which represents a decrease of 8.5% compared to 2007 pre and post-IPO periods. The slight decrease in the advertising contract value per attendee was primarily the result of higher revenue and increase attendance from new network affiliate theatres.

Meetings and events revenue increased $7.7 million, or 58.3%, to $20.9 million for the six months ended June 26, 2008 compared to the combined 2007 pre and post-IPO periods as a result of a 94.7% increase in event count primarily due to the success of several Fathom events as well as an increase in the number of CineMeetings events.

Operating expenses. Total operating expenses for the six months ended June 26, 2008 were $92.6 million compared to $58.9 million for the 2007 post-IPO period through June 28, 2007 and $27.7 million for the 2007 pre-IPO period. The 6.9% increase in 2008 compared to the combined 2007 pre and post-IPO periods was primarily the result of an increase in advertising operating costs and selling and marketing costs, which are the result of the increase in the size of our network and increase in overall advertising revenue levels.

Advertising operating costs. Advertising operations costs, which are $6.5 million for the six months ended June 26, 2008, or an increase of 51.2% over the $3.2 million for the 2007 post-IPO period and $1.1 million for the 2007 pre-IPO period, have increased as a result of the increase in our affiliate network and associated payments made to our advertising affiliates pursuant to our contractual agreements.

Meetings and events operating costs. Meetings and events operating costs of $13.6 million for the six months ended June 26, 2008 increased 91.5% compared to $7.1 million during the combined 2007 pre and post-IPO periods due to an increase in the number of events and the high level of variable event expenses associated with those events.

Network costs. Network costs of $8.0 million for the six months ended June 26, 2008 increased 9.6% compared to $7.3 million for the combined 2007 pre and post-IPO periods due primarily to the increase in size of our network.

Theatre access fees/circuit share costs. Theatre access fees were $23.6 million for the six months ended June 26, 2008 compared to $17.5 million for the 2007 post-IPO period through June 28, 2007. The circuit share expense for the 2007 pre-IPO period was $14.4 million. The decrease for the first half of 2008 versus the combined 2007 pre and post-IPO periods was the result of the ESAs that became effective upon the completion of the IPO discussed above combined with a higher rate per digital screen, offset by a decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $23.5 million for the six months ended June 26, 2008 compared to $20.6 million for the combined 2007 pre and post-IPO periods, or an increase of 14.1%. Selling and marketing costs have increased primarily due to an expansion in the local sales force and an increase in local sales commissions and direct marketing costs associated with meetings and events. There was also an increase in the provision for bad debt reflecting the increased client base and amount of revenue generated through our local sales efforts.

Administrative and other costs. Administrative and other costs for the six months ended June 26, 2008 was $12.4 million compared to $11.5 million for the combined 2007 pre and post-IPO periods primarily due to increased professional fees and personnel costs associated with being a public company.

Depreciation and amortization. Depreciation and amortization expense increased for the first half of 2008 compared to the same period in 2007 primarily as a result of increased depreciation on capital expenditures made to support the growth of our network amortization expense recognized on additional intangible assets recorded related to activity associated with the Common Unit Adjustment agreement. We expect full year 2008 depreciation and amortization to increase over 2007 with the amortization of the intangible asset that was recorded during 2008.

Net income (loss). Net income generated for the six months ended June 26, 2008 was $3.9 million compared to net income for the 2007 post-IPO period through June 28, 2007 of $7.4 million and a net loss for the 2007 pre-IPO period of $4.2 million. The overall increase in net income versus the combined pre IPO and post IPO periods was due primarily to the increase in operating income and no income tax provision or minority interest expense in the pre IPO period. Also the effective income tax rate for the 2008 six month period was higher than the post IPO 2007 period due primarily to the change in tax law for the State of Colorado discussed above. An increase in net interest expense is primarily due to the credit facilities, which were entered into at the time of the IPO, offset by lower market interest rates in the 2008 period. The decrease in our effective tax rate caused by the change in Colorado law will be reflected for periods after the January 1, 2009 effective date. The comparability of net income for the periods presented is limited due to changes in the structure of the ESAs, size of our network and changes in corporate structure and capitalization, particularly with respect to the provision for income taxes and net minority interest.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of June 26, 2008, our cash, cash equivalents and short-term investments balance was $18.1 million, a decrease of $11.8 million compared to the balance of $29.9 million as of December 27, 2007. In addition, our undrawn line of credit of $33.0 million at June 26, 2008 increased from $21.0 million at December 27, 2007 for a total liquidity position of $51.1 million as of June 26, 2008 compared to $50.9 million at December 27, 2007. The slight increase in our liquidity position from December 27, 2007 was in part a result of positive cash from operating and financing activities offset by an increase in investing activities. A substantial amount of cash has been set aside for some of our near term commitments, which include future income tax and tax sharing payments and payments related to dividends that have been declared, in addition to normal operational expenses.

Cash Flows (in millions).

	Six Months June 26, 2008	Post-IPO Period Ended June 28, 2007	Pre-IPO Period Ended February 13, 2007
Operating cash flow	$40.7	$(21.7)	$2.2
Investing cash flow	$(0.2)	$(8.2)	$(0.5)
Financing cash flow	$(43.2)	$33.7	$(0.1)

•

Operating Activities. The increase in funds provided by operating activities for the six months ended June 26, 2008 versus the combined 2007 pre and post-IPO periods was primarily due to levels of collection of accounts receivable balances and lower payments to the founding members related to the transition from a circuit share to a theatre access fee structure after the IPO.

•

Investing Activities. The decrease in investing cash flows for the six months ended June 26, 2008 versus the combined 2007 pre and post-IPO periods was primarily due to converting short-term investment funds into cash to fund our dividend payments, offset by higher levels of capital expenditures primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres. In addition, during the 2007 post-IPO period we utilized $5.0 million to invest in IdeaCast, an unconsolidated affiliate.

•

Financing Activities. The change in financing cash flows for the six months ended June 26, 2008 versus the combined 2007 pre and post-IPO periods was primarily due to funds used in first half of 2008 for available cash distributions to our founding members, dividend payments and repayments on our revolving credit facility whereas in first half of 2007 we had funds generated from net proceeds related to the IPO and net borrowings on our senior secured credit facility.

Our cash balances will fluctuate due to the timing of available cash payments (as defined) to our founding members, interest payments on our term loan, income tax payments, tax sharing payments to our founding members and quarterly dividends to our common shareholders we expect to pay pursuant to our dividend policy.

Sources of capital and capital requirements. NCM, Inc.’s primary sources of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are generated by its operating, investing and financing activities and availability of up to $80.0 million under its senior secured revolving credit facility entered into in February 2007. Management believes that future funds generated from NCM LLC’s operations and available borrowing capacity of up to $80.0 million under NCM LLC’s revolving credit facility should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. The amount outstanding as of June 26, 2008 on the NCM LLC revolving credit facility was $47.0 million. Cash flows generated by NCM LLC’s distributions to NCM, Inc. can be impacted by the seasonality experienced in advertising revenues at NCM LLC and the impact to associated collections of accounts receivable. NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined in the operating agreement, to its members, including NCM, Inc. The available cash distribution to the members of NCM LLC for the quarter ended June 26, 2008 was approximately $27.2 million, of which $11.5 million was NCM, Inc.’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes and current and future dividends as declared by the board of directors, including a dividend declared of $0.16 per share (approximately $6.8 million) which will be paid on September 4, 2008. Distributions from NCM LLC and cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend. There have been no significant changes in our contractual commitments since December 27, 2007.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of June 26, 2008, there were no significant changes in those critical accounting policies or estimation procedures.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. We also have a put obligation related to up to $10 million of IdeaCast debt by its lender and minimum revenue guarantees for our network affiliates that are not reflected on our balance sheet. Refer to Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this document for additional discussion of the guarantees. In addition, see “Contractual and Other Obligations” above for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

The levels of revenue, operating income, net income, OIBDA and Adjusted OIBDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients, and to a lesser extent, to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, net income, OIBDA and Adjusted OIBDA and our operating margins are lower in the first quarter than the other quarters of a given year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into a fixed interest rate swap arrangements hedging $550.0 million of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of June 26, 2008, there were no material changes in our exposure to market risks.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of June 26, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 26, 2008 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 26, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

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

On April 30, 2008, NCM LLC issued common membership units to Regal as part of their acquisition of Consolidated Theatres. Refer to our Current Report on Form 8-K filed on May 16, 2008 with the SEC for specific details.

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
Mar. 28, 2008 through Apr. 24, 2008	529	$19.86	—	N/A
Apr. 25, 2008 through May 22, 2008	—	—	—	N/A
May 23, 2008 through Jun. 26, 2008	—	—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 29, 2008:

Proposal #1 Election of Directors

	For		Withhold
Kurt C. Hall	40,625,940		481,815
Lawrence A. Goodman	40,865,950		241,805
Scott N. Schneider	40,897,475		210,280

Proposal #2 Approve the National CineMedia, Inc. 2008 Performance Plan

	For	Against	Abstentions	Broker Non-Votes
	39,329,161	1,775,727	2,867	—

Proposal #3 Ratify the appointment of Deloitte & Touche LLP as our independent auditors for our 2008 fiscal year ending January 1, 2009

	For	Against	Abstentions	Broker Non-Votes
	40,767,267	337,065	3,423	—

The following directors’ terms continued after the Annual Meeting of Stockholders:

Class II directors – David R. Haas, James R. Holland, Jr., Stephen L. Lanning and Edward H. Meyer

Class III directors – Peter C. Brown, Michael L. Campbell and Lee Roy Schneider

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	National CineMedia, Inc. 2008 Performance Bonus Plan

10.2	(4)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(3)	Incorporated by reference to Appendix B of the Registrant’s Proxy Statement on Schedule 14A (File No. 001-33296) filed on March 28, 2008.

(4)	Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date: August 7, 2008	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2008	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)