Form 10-Q
period 2008-09-25
National CineMedia, Inc.
filed 2008-11-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2008

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

As of November 4, 2008, 42,067,798 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In millions)

	September 25, 2008	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44.5	$20.8
Short-term investments	—	9.1
Receivables, net of allowance of $2.2 and $1.5 million, respectively	91.0	93.2
Prepaid expenses	1.8	1.9
Income taxes receivable	0.6	1.7
Other current assets	0.1	0.4

Total current assets	138.0	127.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $24.1 and $17.3 million, respectively	28.2	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $1.0 and $0 million, respectively	113.4	—
OTHER ASSETS:
Deferred tax assets	267.8	293.8
Debt issuance costs, net	11.6	13.0
Investment in affiliate	7.0	7.0
Other long-term assets	3.1	0.5

Total other assets	289.5	314.3

TOTAL	$569.1	$463.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$22.8	$27.4
Amounts due to founding members	26.1	15.8
Taxes payable to founding members	—	13.4
Deferred revenue and other current liabilities	2.7	3.3

Total current liabilities	51.6	59.9
OTHER LIABILITIES:
Borrowings	788.5	784.0
Deferred tax liability	49.9	55.4
Taxes payable to founding members	129.2	122.3
Interest rate swap agreements	23.6	14.4
Other long-term liabilities	2.2	—

Total other liabilities	993.4	976.1

Total liabilities	1,045.0	1,036.0

COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,067,798 and 42,000,000 issued and outstanding, respectively	0.4	0.4
Retained earnings	7.4	12.2
Distributions in excess of additional paid in capital	(476.9)	(581.1)
Accumulated other comprehensive loss	(6.8)	(3.9)

Total stockholders’ deficit	(475.9)	(572.4)

TOTAL	$569.1	$463.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In millions, except share and per share data)

	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007
REVENUE:
Advertising (including revenue from founding members of $11.7, $32.5, $13.4, $30.6 and $0.0 million, respectively)	$100.3	$228.8	$91.3	$197.1	$20.6
Administrative fees—founding members	—	—	—	—	0.1
Meetings and events	7.3	28.2	6.2	16.5	2.9
Other	0.1	0.1	0.1	0.1	—

Total	107.7	257.1	97.6	213.7	23.6

EXPENSES:
Advertising operating costs	5.7	12.2	3.0	6.2	1.1
Meetings and events operating costs	4.8	18.4	4.3	10.1	1.4
Network costs	4.5	12.5	3.7	9.3	1.7
Theatre access fees/circuit share costs—founding members	13.5	37.1	13.3	30.8	14.4
Selling and marketing costs	11.8	35.3	12.5	27.9	5.2
Administrative and other costs	6.3	18.7	5.2	13.8	2.8
Severance plan costs	0.1	0.4	0.3	1.3	0.4
Depreciation and amortization	3.8	8.5	1.5	3.3	0.7

Total	50.5	143.1	43.8	102.7	27.7

OPERATING INCOME (LOSS)	57.2	114.0	53.8	111.0	(4.1)
Interest Expense, Net	12.9	44.0	16.2	40.7	0.1

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	44.3	70.0	37.6	70.3	(4.2)
Provision for Income Taxes	16.3	27.5	15.2	28.3	—
Minority Interest, Net	17.1	27.7	13.2	25.4	—

NET INCOME (LOSS)	$10.9	$14.8	$9.2	$16.6	$(4.2)

EARNINGS PER SHARE:
Basic	$0.26	$0.35	$0.22	$0.40
Diluted	$0.26	$0.35	$0.22	$0.39
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,067,798	42,055,400	42,000,000	42,000,000
Diluted	42,070,689	42,086,917	42,107,265	42,175,295

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In millions)

	Nine Months Ended September 25, 2008	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14.8	$16.6	$(4.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8.5	3.3	0.7
Minority Interest	27.7	25.4	—
Non-cash severance plan and share-based compensation	3.0	3.5	0.7
Accretion of interest on the discounted income taxes payable to founding members	8.6	6.9	—
Net realized and unrealized hedging transactions	(2.2)	—	—
Deferred income tax expense	13.3	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.4	1.3	—
Changes in operating assets and liabilities:
Receivables—net	2.2	(23.6)	12.6
Accounts payable and accrued expenses	(4.5)	10.4	(4.4)
Amounts due to founding members	0.5	(50.1)	(3.7)
Income taxes and other	0.3	22.7	0.5

Net cash provided by (used in) operating activities	73.6	16.4	2.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13.5)	(7.8)	(0.5)
Short-term investments and other	9.1	(7.1)	—

Net cash (used in) provided by investing activities	(4.4)	(14.9)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	—	882.0	—
Payment of offering costs and fees	—	(52.7)	(0.1)
Payment of dividends	(19.5)	(6.3)	—
Proceeds from borrowings	128.5	870.0	13.0
Repayments of borrowings	(124.0)	(112.0)	(13.0)
Payment of debt issuance costs	—	(14.7)	—
Proceeds from founding member contributions	8.2	3.7	—
Distribution to founding members	(39.3)	(1,557.1)	—
Proceeds from stock option exercises	0.6	—	—

Net cash (used in ) provided by financing activities	(45.5)	12.9	(0.1)

CHANGE IN CASH AND CASH EQUIVALENTS	23.7	14.4	1.6
CASH AND CASH EQUIVALENTS:
Beginning of period	20.8	8.3	6.7

End of period	$44.5	$22.7	$8.3

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(UNAUDITED)

(In millions)

	Nine Months Ended September 25, 2008	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.4	$1.3	$0.4
Increase in distributions payable to members	$28.0	$22.7	—
Contributions from members collected after period end	$0.4	$3.8	—
Integration payment from members collected after period end	$1.1	—	—
Increase in property and equipment not requiring cash in the period	—	$0.2	—
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	—	$123.5	—
Additional paid-in-capital	—	$121.4	—
Purchase of an intangible asset with equity	$116.1	—	—
Deferred offering costs reclassified to equity	—	$4.7	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$36.7	$30.5	$0.1
Cash paid for income taxes, net	$0.7	$2.7	—

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meetings, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal, Cinemark, and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under network affiliate agreements, which expire at various dates.

At September 25, 2008, NCM LLC had 99,377,452 common membership units outstanding, of which 42,067,798 (42.3%) were owned by NCM, Inc., 24,903,259 (25.1%) were owned by Regal, 18,414,743 (18.5%) were owned by AMC, and 13,991,652 (14.1%) were owned by Cinemark.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. and NCM LLC in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended December 27, 2007, filed with the SEC on March 7, 2008. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the entirety of all periods presented. The Company’s initial public offering (“IPO”) was completed in February 2007. In addition, as a result of the various related-party agreements discussed in Note 2, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

The results of operations for the nine months ended September 27, 2007 are presented in two periods, reflecting operations prior to and subsequent to the IPO. The period from December 29, 2006 through February 12, 2007 is referred to as the “2007 pre-IPO period”. The period from February 13, 2007 through September 27, 2007 is referred to as the “2007 post-IPO period”. Separate periods have been presented because there were significant changes at the time of the IPO including modifications to the ESAs and related expenses thereunder, and significant changes to revenue arrangements and contracts with the founding members. The financial statements for both the 2007 pre-IPO period and 2007 post-IPO period give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, discrete events and other methods management considered a reasonable reflection of the results for such periods.

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

	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007
Net Income (in millions)	$10.9	$14.8	$9.2	$16.6

Weighted average shares outstanding:
Basic	42,067,798	42,055,400	42,000,000	42,000,000
Add: Dilutive effect of stock options and restricted stock	2,891	31,517	107,265	175,295

Diluted	42,070,689	42,086,917	42,107,265	42,175,295

Earnings per share:
Basic	$0.26	$0.35	$0.22	$0.40
Diluted	$0.26	$0.35	$0.22	$0.39

The effect of the 57,309,654; 54,997,773; and 51,850,951 convertible NCM LLC common membership units held by the founding members for the quarter ended September 25, 2008, the nine months ended September 25, 2008 and both the quarter and post-IPO period ended September 27, 2007, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive due to inclusion in interest expense of non-cash accretion of the discounted taxes payable to founding members which is not deducted by NCM LLC. In addition, there were 1,810,592; 364,173; 28,934; and 28,383 stock options and restricted stock shares for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the post-IPO period ended September 27, 2007, respectively, excluded from the calculation as they were antidilutive since their exercise prices were above the average market value.

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

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At September 25, 2008, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 24% of the Company’s outstanding gross receivable balance; however, none of the individual contracts are more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial conditions.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements is as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At September 25, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:

Investment in Affiliate (1)	$7.0	—	—	$7.0

LIABILITIES:

Interest Rate Swap Agreements (2)	$23.6	—	$23.6	—

(1)	During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. (“IdeaCast”), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which give the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. The Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weights IdeaCast’s potential future cash flows under various scenarios. Management receives periodic updates on IdeaCast’s business development through its board representation; however, the Company’s consideration of these factors in its model has not resulted in any change in estimated fair value.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) (in millions)
	Period June 27, 2007 through September 25, 2008	Period December 27, 2007 through September 25, 2008
Investment in Affiliate
Beginning Balance	$7.0	$7.0
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	—
Included in other comprehensive income	—	—
Purchases, sales, issuances, and settlements, net	—	—
Transfers in and/or out of Level 3	—	—

Ending Balance	$7.0	$7.0

(2)	NCM LLC has entered into interest rate swap agreements, which qualify for and have been designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Lehman Brothers

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Special Financing (“LBSF”), a subsidiary of Lehman, is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company withheld an interest rate swap payment of $0.8 million that was due to LBSF on September 15, 2008. As of September 25, 2008 the interest rate swap agreement had not been terminated. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court. As of September 25, 2008, NCM LLC’s interest rate swaps liability was $23.6 million, of which $5.9 million is related to the LBSF swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at September 25, 2008 and September 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented.

The Company performed an effectiveness test for the swaps with LBSF as of September 14, 2008, the day immediately prior to the default date, and determined they were effective on that date. As a result, the fair values of the interest rate swap on that date was recorded as a liability with an offsetting amount recorded in other comprehensive income. Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default and the inability of the Company to continue to believe the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the period from September 15, 2008 to September 25, 2008, there was a $2.2 million decrease in the fair value of the liability and the Company recorded an offsetting credit to interest expense. In accordance with SFAS No. 133, the net derivative loss related to the discontinued cash flow hedge with LBSF shall continue to be reported in other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss will be amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarter and nine months ended September 25, 2008 was immaterial. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

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

Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the price at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to “call,” or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for as a guarantee per FASB Interpretation (“FIN”) No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 3 for additional details of the guarantee. There are no marketplace indicators of value that management can use to determine the fair value of the investment in IdeaCast, the call or the put. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded to other long-term liabilities during the second quarter of 2008. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weighted IdeaCast’s business under various scenarios, including the likelihood of the call, put or option being executed.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. SFAS No. 161 is effective for reporting periods beginning after November 15, 2008. The Company is evaluating the impact of SFAS No. 161 on its consolidated financial statements.

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

In September 2008, the FASB issued FSP No. SFAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of SFAS No. 133 and FIN No. 145; and Clarification of the Effective Date of SFAS No. 161, which clarifies disclosures about credit derivatives, certain guarantees and the effective date of SFAS No. 161. This FSP is effective for reporting periods beginning after November 15, 2008. The Company is evaluating the impact of this FSP on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 became effective upon issuance and we adopted the pronouncement.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Quarter and Nine Months Ended September 25, 2008 and 2007 Post-IPO Period –

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period is $13.5 million, $37.1 million, $13.3 million and $30.8 million, respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period is $11.7 million, $32.5 million, $13.4 million and $30.6 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.3 million, $4.3 million, $0.9 million and $2.4 million for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution payable to the members of NCM LLC for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period is $48.5 million, $81.3 million, $41.0 million and $82.1 million, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to/from founding members at September 25, 2008 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.1	$0.2	$0.5	$0.8
Cost and other reimbursement	(0.9)	(0.1)	(0.1)	(1.1)
Distributions payable, net	8.6	6.8	11.0	26.4

Total	$7.8	$6.9	$11.4	$26.1

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause substantially all of the theatres it acquired from Loews to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through March 2009 in accordance with certain run-out provisions. For the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period, the AMC Loews payment was $0.4 million (relating only to the Star Theatres), $4.4 million, $3.8 million and $7.5 million, respectively. At September 25, 2008 and at September 27, 2007, $0.4 million and $3.8 million were included in the due to/from founding members. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the quarter and nine months ended September 25, 2008, the Consolidated Theatres payment was $1.1 million and $1.6 million, respectively, and was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 6).

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

Other –

During the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007, the 2007 post-IPO period and the 2007 pre-IPO period, AMC, Cinemark and Regal purchased $0.5 million, $1.3 million, $0.4 million, $1.0 million and $0.1 million, respectively, of NCM LLC’s advertising inventory for their

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

own use. The value of such purchases is calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period.

Included in meetings and events operating costs is $0.5 million, $1.6 million, $1.7 million, $2.7 million and $0.2 million for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007, the 2007 post-IPO period and the 2007 pre-IPO period, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

During the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007, the 2007 post-IPO period and the 2007 pre-IPO period, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.1 million, $0.4 million, $0.3 million, $1.3 million and $0.4 million, respectively. As this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.

IdeaCast –

NCM LLC and IdeaCast entered into a shared services agreement, which allows for cross-marketing and certain services to be provided between the companies at rates, which will be determined on an arms length basis. The services provided by or to IdeaCast for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period were not material to NCM.

3.	GUARANTEES

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. NCM may satisfy its guarantee by paying cash or issuing NCM shares of equal value. In accordance with FIN No. 45, the estimated fair value of $2.4 million was recorded as of April 29, 2008. The carrying amount of the liability was $2.2 million as of September 25, 2008.

The Company has adopted the guidance of FIN No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, requiring companies to disclose minimum revenue guarantees in accordance with the guidelines provided in FIN 45 for interim and annual financial statements. As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $25.8 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of September 25, 2008.

4.	BORROWINGS

The outstanding balance under the revolving credit facility at September 25, 2008 was $63.5 million. As of September 25, 2008, the effective rate on the term loan was 6.21% (the interest rate swaps (both those accounted for as hedges and those not) hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 4.57%) and the weighted-average interest rate on the revolver was 4.45%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at September 25, 2008, including the amount of debt that is required to be hedged. The debt covenants require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of September 25, 2008, the Company had approximately 76% hedged (57% without considering

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the LBSF portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. However, the Company has notified LBSF of an event of default. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. See Note 1 for an additional discussion of the interest rate swaps.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. At September 25, 2008, $16.5 million of the revolving credit facility was undrawn, of which $6.0 million was the commitment of LCPI. On October 10, 2008, NCM LLC requested an additional borrowing of $14.0 million under the revolving credit facility. LCPI failed to fund its undrawn commitment under this request, and the net amount borrowed from its other revolver banks was $10.5 million. NCM LLC does not anticipate LCPI to fulfill its funding commitment; however, the Company’s cash flows have not been adversely impacted. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility to the extent of the LCPI commitments. Accordingly, NCM LLC is exploring options to replace Lehman with another bank within the revolving credit facility and possibly the term loan facility. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so. The Company has been advised by Barclay’s Capital that Barclays Capital and LCPI are working to finalize a services agreement relating to this function. The administrative agent under the revolving credit facility while a services agreement is being finalized with Barclays Capital.

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

Effective as of April 30, 2008, NCM LLC issued 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. As a result, NCM LLC recorded an intangible asset at fair value of $57.6 million in the second quarter 2008. The number of units issued assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes integration payments to NCM LLC through January 2011 to account for the lack of access, which are recorded as a reduction to the intangible asset. As of September 25, 2008, $1.6 million has been applied to the intangible asset.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset related to the common membership units in the second quarter 2008 over the remaining useful life. The Company estimates amortization expense will be approximately $2.0 million for each of the five succeeding fiscal years. Amortization of the asset related to Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on–screen advertising agreement. The Company estimates amortization expense for the asset related to Consolidated Theatres will be approximately $2.0 million for each fiscal year after the asset is placed in service.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	COMPREHENSIVE INCOME

The components of comprehensive income (loss) are as follows (in millions):

	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008	Quarter Ended September 27, 2007	Period February 13, 2007 through September 27, 2007	Period December 29, 2006 through February 12, 2007
COMPREHENSIVE INCOME (LOSS):
Net Income (Loss) (as reported on Condensed Consolidated Statements of Operations), net of tax	$10.9	$14.8	$9.2	$16.6	$(4.2)
Unrealized gain (loss) on cash flow hedge, net of tax	(1.9)	(2.9)	(5.4)	(0.2)	—

Total, net of tax	$9.0	$11.9	$3.8	$16.4	$(4.2)

8.	INCOME TAXES

The income tax provision for the nine months ended September 25, 2008 reflects an adjustment of $0.8 million as a result of applying a lower tax rate to deferred tax assets and liabilities expected to be realized or settled on or after January 1, 2009. This lower future tax rate is due to changes in our Colorado state apportionment calculation as the result of a tax law change enacted by the State of Colorado during the second quarter of 2008 effective January 1, 2009. In addition, the tax rate has been impacted by the substitution of actual tax rates computed on the 2007 tax returns for estimated rates.

In addition, income tax expense for all periods presented differs from the amounts that would be provided by applying the U.S. Federal income tax rate to income before income taxes, principally due to state income taxes and other permanent differences.

9.	SUBSEQUENT EVENT

On October 28, 2008, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on November 20, 2008 to be paid on December 4, 2008 (approximately $6.8 million).

On November 5, 2008, NCM LLC and each of its founding members agreed to amendments to the ESAs that clarify the definition of digital programming. The amendments will also provide the founding members with the flexibility to book digital programming directly with major studios, while keeping NCM LLC financially indifferent through a payment of a percentage of the ticket revenue associated with the event.

*   *   *   *   *   *

Item 1A.	Unaudited Pro Forma Financial Information

You should read this unaudited pro forma condensed consolidated financial information together with the other information contained in this document, as well as information contained in our Form 10-K filed with the SEC on March 7, 2008 for the fiscal year ended December 27, 2007, including “Business-Corporate History,” “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our audited historical financial statements and the notes thereto included elsewhere therein along with the information contained in our definitive Proxy Statement filed with the SEC on March 28, 2008. This discussion contains forward-looking statements that are subject to known and unknown risks and uncertainties. Actual results and the timing of events may differ significantly from those expressed or implied in such forward-looking statements due to a number of factors, including those set forth in the section entitled “Risk Factors” in our Form 10-K and elsewhere in this document.

The summary unaudited pro forma condensed consolidated statements of operations for the nine months ended September 27, 2007 shown below present the consolidated results of operations of NCM, Inc. assuming the IPO, reorganization and senior secured credit facility transactions had been completed and the material changes to contractual arrangements, which occurred in connection with the completion of the IPO and related transactions had become effective as of December 28, 2006. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical adjustments listed below and the transaction adjustments listed below on our operating results for the 2007 post-IPO period. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company. The adjustments as set forth below are described in detail in the notes to the unaudited pro forma condensed consolidated statements of operations and principally include the matters set forth below.

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

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM, Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the 2007 pre-IPO period. The historical results of operations of the Company have been significantly impacted by related party transactions, as discussed more fully in the audited historical financial statements included in our Form 10-K filed with the SEC on March 7, 2008 for the fiscal year ended December 27, 2007, and the future operating results of NCM, Inc. will also be impacted by related party transactions. Historical and pro forma results of operations are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma condensed consolidated financial information should not be relied upon as being indicative of NCM, Inc. or NCM LLC’s results of operations had the contractual adjustments and the transaction adjustments been completed on December 28, 2006. The unaudited pro forma condensed consolidated financial information also does not project the results of operations or financial position for any future period or date.

Unaudited Pro Forma Condensed Consolidated Statement of Operations

($ in millions, except per share data)

	Pre-IPO period December 29, 2006 through February 12, 2007 Historical	Post-IPO period February 13, 2007 through September 27, 2007 Historical	Contractual Adjustments	Transaction Adjustments	Nine Months Ended September 27, 2007 Pro Forma, As Adjusted
Revenue:
Advertising	$20.6	$197.1	$6.2	$—	$223.9
Administrative fees - founding members	0.1	—	(0.1)	—	—
Meetings and events	2.9	16.5	—	—	19.4
Other	—	0.1	—	—	0.1

TOTAL REVENUE	23.6	213.7	6.1	—	243.4

Expenses:
Advertising operating costs	1.1	6.2	—	—	7.3
Meetings and events operating costs	1.4	10.1	—	—	11.5
Network costs	1.7	9.3	—	—	11.0
Circuit share costs/theatre access fees - founding members	14.4	30.8	(7.7)	—	37.5
Selling and marketing costs	5.2	27.9	—	—	33.1
Administrative and other costs	2.8	13.8	—	0.1	16.7
Severance plan costs	0.4	1.3	—	—	1.7
Depreciation and amortization	0.7	3.3	—	—	4.0

TOTAL EXPENSES	27.7	102.7	(7.7)	0.1	122.8

Operating Income/(Loss)	(4.1)	111.0	13.8	(0.1)	120.6
Interest expense, net	0.1	40.7	—	8.1	48.9

Income/(Loss) before income taxes and minority interest	(4.2)	70.3	13.8	(8.2)	71.7
Provision for income taxes	—	28.3	—	0.7	29.0
Minority interest, net	—	25.4	—	0.9	26.3

NET INCOME/(LOSS)	$(4.2)	$16.6	$13.8	$(9.8)	$16.4

Earnings per share:
Basic					$0.39
Diluted					$0.39

Notes to the Pro Forma Condensed Consolidated Statements of Operations:

1.	Contractual adjustments represent the increase to advertising revenue to reflect the pro forma assignment from the founding members to NCM LLC of all legacy advertising contracts in accordance with the ESAs, based on the actual revenue generated from those legacy contracts and the reversal of the related legacy contract administrative fees historically recorded by NCM LLC. Legacy advertising contracts are those contracts signed by Regal and AMC prior to the formation of NCM LLC. In addition, adjustments include the pro forma effect of the revenue from the sale of additional theatre advertising inventory to the founding members, in accordance with the ESAs, in order for the founding members to fulfill their beverage concessionaire agreement on-screen advertising commitments. Contractual adjustments also include the change in circuit share payments pursuant to the ESAs. Under the terms of the prior ESAs with the founding members, the circuit share payments were based on varying percentages of advertising revenue. Under the ESAs, the theatre access fee payments is initially based on a per attendee and per digital screen calculation.

2.	Transaction adjustments represent interest expense on the senior secured lending facility, including amortization of deferred financing fees, over the term of the senior secured credit facility of approximately $0.5 million per quarter. Interest expense also includes the impact of an interest rate hedge agreement covering approximately 75% of the outstanding balance on the term loan. In addition, an adjustment to reflect minority interest expense is included, net of income tax expense/(benefit), resulting from the founding members’ ownership of approximately 55.2% of the NCM LLC common membership units outstanding immediately after the offering. Transaction adjustments also include adjustments necessary to reflect federal and state income taxes on the income allocated from NCM LLC to NCM, Inc., and the accretion of interest on the discounted payable related to the tax sharing agreement of approximately $2.8 million per quarter.

3.	Basic earnings per share is calculated on the assumption that the 42,000,000 shares sold in the IPO are outstanding over the entire period. Diluted earnings per share is calculated assuming that the unit option shares, as converted and unvested shares of restricted stock are outstanding during periods corresponding to their original issuance date (after application of the treasury stock method). Shares issuable upon conversion of the convertible common membership units of the founding members (which aggregate 51,850,951 shares) are not included as they are antidilutive, due to inclusion in interest expense of non-cash accretion of the discounted tax payable to founding members, which is not deducted by NCM LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Our historical financial data discussed below prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, business meetings, and Fathom event services. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings and Fathom events businesses. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. In excess of 90% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

The results of operations data for the period December 28, 2006 through February 12, 2007 (the “2007 pre-IPO period”) and the results of operations data for the period February 13, 2007 through September 27, 2007 (the “2007 post-IPO period”) give effect to allocations of revenues and expenses made using relative percentages of founding member attendance or days in each period, specific events or facts and other methods management considered to be a reasonable reflection of the results for such period. The historical financial data of NCM LLC prior to the IPO may not be indicative of the Company’s post-IPO performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the pre-IPO periods presented.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (debt divided by EBITDA, as defined in the debt agreement) and revolving credit facility availability to ensure that debt and declared and future dividend obligations can be met while providing adequate cash cushions.

In the past, the Company has provided EBITDA (earnings before interest, tax and depreciation and amortization expense) and Adjusted EBITDA non-GAAP financial measures, which are most directly comparable to net income. However, the Company’s reconciliation for EBITDA made adjustments for items such as income taxes, minority interest and interest expense, which are not part of operating income, therefore OIBDA and EBITDA yield the same results. This calculation methodology change was made to make it easier for the Company to provide a reconciliation of the metric to GAAP measures and related to changes in financial guidance as required by SEC rules.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Summary Historical and Pro Forma Financial and Operating Data

The following table presents operating data and OIBDA on a historical and a pro forma basis taken from our unaudited financial statements and from the unaudited pro forma consolidated statement of operations for the nine months ended September 27, 2007 included elsewhere in this document. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to net income.

	Historical			Pro Forma
(In millions, except per share data)	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008	Quarter Ended September 27, 2007	Nine Months Ended September 27, 2007
Revenue	$107.7	$257.1	$97.6	$243.4
Operating income	$57.2	$114.0	$53.8	$120.6
Adjusted OIBDA	$62.0	$125.5	$56.5	$128.9
Adjusted OIBDA margin	57.6%	48.8%	57.9%	53.0%
Net Income	$10.9	$14.8	$9.2	$16.4
Net Income per Basic Share	$0.26	$0.35	$0.22	$0.39
Net Income per Diluted Share	$0.26	$0.35	$0.22	$0.39

The following table presents total advertising contract value and advertising contract value per attendee for the periods presented, which will be discussed further below. In the past we have provided metrics per founding member attendee, however, as network affiliate attendance has become a more significant portion of our total attendance due to the expansion of our network, we believe providing metrics on total attendance is more meaningful.

	Historical			Pro Forma
	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008	Quarter Ended September 27, 2007	Nine Months Ended September 27, 2007
Total advertising contract value ($ in millions)	$100.3	$228.8	$91.3	$223.9
Total attendance (in millions)	178.8	477.7	165.3	447.6
Total advertising contract value per attendee	$0.56	$0.48	$0.55	$0.50

Non-GAAP Financial Measures

Operating Income before Depreciation and Amortization (OIBDA), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash severance plan costs, share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance and to forecast future results. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s non-cash severance plan costs, share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which were $0.4 million, $4.4 million, $3.8 million and $7.5 million for the quarter ended September 25, 2008, the nine months ended September 25, 2008, the quarter ended September 27, 2007 and the 2007 post-IPO period, respectively. The AMC Loews payment for the nine months ended September 27, 2007 on a pro forma basis was $8.0 million. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which were $1.1 million and $1.6 million for the quarter and nine months ended September 25, 2008, respectively. The Consolidated payments on a pro forma basis for the nine months ended September 25, 2008 would have been $2.0 million.

Also, because of the significant changes in our operating results that resulted from the acquisition of an interest in NCM LLC by NCM, Inc., the changes in the ESAs and the financing transaction, we disclose pro forma OIBDA, Adjusted OIBDA and Adjusted OIBDA margin for the nine months ended September 27, 2007 in this document. See the unaudited pro forma financial information contained elsewhere in this document.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Historical			Pro Forma
	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008	Quarter Ended September 27, 2007	Nine Months Ended September 27, 2007
Operating income	$57.2	$114.0	$53.8	$120.6
Depreciation and amortization	3.8	8.5	1.5	4.0

OIBDA	61.0	122.5	55.3	124.6
Severance plan costs	0.1	0.4	0.3	1.7
Share-based compensation costs (1)	0.9	2.6	0.9	2.6

Adjusted OIBDA	$62.0	$125.5	$56.5	$128.9

Total Revenue	$107.7	$257.1	$97.6	$243.4

Adjusted OIBDA margin	57.6%	48.8%	57.9%	53.0%

1.	Share-based payment costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Basis of Presentation

The results of operations data for the quarter and nine months ended September 25, 2008 and for the quarter ended September 27, 2007 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and NCM LLC and should be read in conjunction with the notes thereto. The results of operations data for the period ended September 27, 2007 is presented in two periods, the 2007 pre-IPO period and the 2007 post-IPO period. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, the new debt agreements and significant changes to revenue arrangements and contracts with the founding members, as described more fully in the section entitled “Factors Affecting Comparability of Results of Operations” in our Form 10-K filed on March 7, 2008 with the SEC for the Company’s fiscal year ended December 27, 2007.

Results of Operations

Quarter ended September 25, 2008 and September 27, 2007

Revenue. Total revenue of the Company for the quarter ended September 25, 2008 was $107.7 million compared to $97.6 million during the quarter ended September 27, 2007, an increase of $10.1 million, or 10.3%. The increase in total revenue was the result of an increase in advertising revenue of 9.9% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 17.7% increase in meetings and events revenue.

Despite a 12.7% decrease in beverage revenue paid by the founding members, national advertising revenue of $81.7 million (including $11.7 million of beverage revenue) for the quarter ended September 25, 2008 increased 10.1% compared to $74.2 million (including $13.4 million of beverage revenue) for the quarter ended September 27, 2007. The increase in national revenue (excluding beverage revenue) was due primarily to a 17.2% increase in CPM (excluding beverage revenue) for the quarter ended September 25, 2008 versus the quarter ended September 27, 2007, achieved while holding national inventory utilization relatively consistent at approximately 93%. This revenue increase was offset slightly by a combination of a $1.7 million decrease in beverage revenue, primarily due to a reduction in contracted beverage advertising time by one of our founding members, and a $2.0 million decrease in the revenue attributable to our lobby entertainment network and lobby promotions as advertisers have allocated more of their advertising spend to on-screen inventory.

Local advertising revenue increased $1.5 million or 8.8% to $18.6 million for the quarter ended September 25, 2008 compared to $17.1 million for the quarter ended September 27, 2007. The increase is due primarily to the increase in average screens in our advertising network and related 8.2% increase in theatre attendance. Local revenue per theatre attendee remained consistent for the third quarter of 2008 compared to the third quarter of 2007 at $0.10 per attendee, despite the addition of 2,943 network affiliate theatre screens and over 1,000 AMC Loews screens, which we did not have full inventory access due to certain run-out provisions.

Total advertising contract value per attendee for the quarter ended September 25, 2008 increased slightly to $0.56 per attendee compared to $0.55 per attendee for the quarter ended September 27, 2007 primarily due to the increased revenues over the increased size and attendance of our network. The rate per attendee may have been adversely impacted by the fact that we did not have full inventory access to the AMC Loews screens due to certain run-out provisions.

The meetings and events revenue increase related primarily to an increase in the revenue per Fathom event over the period and an increase of 43.6% in the number of events for the quarter ended September 25, 2008 compared to the quarter ended September 27, 2007, due to the increase in our live broadcast capability and our success in attracting higher quality digital programming content to our Fathom network during the period.

Operating expenses. Total operating expenses for the quarter ended September 25, 2008 were $50.5 million compared to $43.8 million for the quarter ended September 27, 2007. The increase of 15.3% for the third quarter of 2008 versus total operating expenses for the third quarter of 2007 was primarily the result of the increase in advertising operations costs associated with the larger theatre network, a higher percentage of network affiliate screens and higher administrative costs associated with being a public company.

Advertising operating costs. Advertising operating costs, which were $5.7 million for the quarter ended September 25, 2008, or an increase of 90.0% over the $3.0 million for the quarter ended September 27, 2007, have increased as a result of the 132% increase in our affiliate network and associated payments made to our advertising affiliates pursuant to our contractual agreements that require the payment of a specified percentage of the advertising revenue sold in their theatres.

Meetings and events operating costs. Meetings and events operating costs of $4.8 million for the quarter ended September 25, 2008 increased 11.6% compared to $4.3 million for the quarter ended September 27, 2007 due to a 43.6% increase in the number of events over the quarter ended September 27, 2007 combined with the mix of event type and the associated content split for those events.

Network costs. Network costs of $4.5 million for the quarter ended September 25, 2008 increased 21.6% compared to $3.7 million for the quarter ended September 27, 2007 due primarily to the costs associated with our internet initiative as well as the increase in size of our network.

Theatre access fees. Theatre access fees for the quarter ended September 25, 2008 were $13.5 million compared to $13.3 million for the quarter ended September 27, 2007. The slight increase for the third quarter of 2008 versus the third quarter of 2007 was primarily the result of an increase in the rate per digital screen.

Selling and marketing costs. Selling and marketing costs decreased to $11.8 million for the quarter ended September 25, 2008 compared to $12.5 million for the quarter ended September 27, 2007, a decrease of 5.6%. Selling and marketing costs have decreased due to lower marketing and travel expenses during the quarter due to an effort to contain costs in this area, as well as slightly lower sales bonus percentages offset by a slight increase in the provision for bad debt reflecting the broader local client base and increased revenue levels.

Administrative and other costs. Administrative and other costs increased to $6.3 million for the quarter ended September 25, 2008 versus $5.2 million for the quarter ended September 27, 2007 primarily due to increased professional fees and other costs associated with being a public company and occupancy expenses related to the growth of the Company.

Depreciation and amortization. The increase in depreciation and amortization expense for the quarter was primarily due to increased capital expenditures to support the growth of our network, as well as certain asset disposals during the quarter, and amortization expense recognized on additional intangible assets recorded associated with the Common Unit Adjustment agreement with the founding members.

Net income. Net income generated for the quarter ended September 25, 2008 was $10.9 million compared to $9.2 million during the quarter ended September 27, 2007 due to an increase in operating income and lower net interest expense offset by higher income taxes and minority interest. The decrease in net interest expense is primarily due to a $2.2 million credit to interest expense related to the change in the status of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Note 1 and 4 above and lower market interest rates on the unhedged portion of our debt. The increase in income taxes is due to higher income offset by a lower effective state income tax rate. The increase in net minority interest is primarily due to higher operating income and additional common membership units issued in 2008.

Nine Months Ended September 25, 2008 and the Period February 13, 2007 through September 27, 2007 and Period December 28, 2006 through February 12, 2007

Revenue. Total revenue of the Company for the nine months ended September 25, 2008 was $257.1 million compared to $213.7 million for the 2007 post-IPO period through September 27, 2007 and $23.6 million for the 2007 pre-IPO period. The increase of the 2008 period over the combined 2007 pre and post-IPO periods of 8.3% was primarily the result of an increase of 5.1% in advertising revenues as discussed more fully below, and a 45.4% increase in meetings and events revenue. While our local revenue growth appears to have been affected by the current difficult macro-economic climate, there does not appear to be any other adverse impacts on our business as our national advertising bookings for the remainder of the year and for 2009 are higher than at the same time last year.

National advertising revenues of $182.7 million (including $32.5 million of beverage revenue) for the nine months ended September 25, 2008 increased from $175.3 million (including $30.6 million of beverage revenue) of combined revenue for the 2007 pre and post-IPO periods, reflecting the strong third quarter scatter market that offset a weak first half and increase in payments from the founding member beverage concessionaire agreements. National advertising revenue (excluding beverage revenue) for the nine months ended September 25, 2008 increased 3.8% compared to the combined 2007 pre and post-IPO periods, primarily due to a 13.5% increase in CPMs (excluding beverage revenue), which was offset slightly by a decrease in national advertising inventory utilization (excluding beverage revenue) to 73.6% from 82.1%. The decrease in utilization is due primarily to increases in our affiliate theatres added to our network in the second half of 2007 and 2008. The increase in payments from the founding members related to their beverage concessionaire agreements was due to the fact that 2007 payments did not begin until the IPO date offset by a reduction in contracted beverage advertising time by one of our founding members during the 2008 nine month period.

Local advertising revenue increased $3.7 million or 8.7% to $46.1 million for the nine months ended September 25, 2008 compared to $42.4 million for the combined 2007 pre and post-IPO periods. The increase is due to the increase in total average screens in our advertising network, including AMC Loews, which we did not have full inventory access due to certain run-out provisions. Local revenue per attendee increased slightly to $0.10 per attendee for the first nine months of 2008 compared to the first nine months of 2007 at $0.09 per attendee. This revenue per attendee metric was adversely affected by not having full access to the AMC Loews screens.

Total advertising contract value per attendee for the nine months ended September 25, 2008 was $0.48 per attendee, which represents a decrease of 2.0% compared to 2007 pre and post-IPO periods. The slight decrease in the advertising contract value per attendee was primarily due to the increase attendance from new network affiliate theatres and AMC Loews screens. This advertising contact value per attendee metric was adversely affected by not having full access to the AMC Loews screens.

Meetings and events revenue increased $8.8 million, or 45.4%, to $28.2 million for the nine months ended September 25, 2008 compared to the combined 2007 pre and post-IPO periods as a result of a 78.5% increase in the number of events and due to the success of several Fathom events as well as an increase in the number of CineMeetings events.

Operating expenses. Total operating expenses for the nine months ended September 25, 2008 were $143.1 million compared to $102.7 million for the 2007 post-IPO period through September 27, 2007 and $27.7 million for the 2007 pre-IPO period. The 9.7% increase in 2008 compared to the combined 2007 pre and post-IPO periods was primarily the result of an increase in advertising operating costs and selling and marketing costs, which are the result of the increase in the size of our network and a higher percentage of network affiliate screens and increase in overall advertising revenue levels, and an increase in meetings and events operating costs which are the result of the increase in the number of events.

Advertising operating costs. Advertising operations costs of $12.2 million for the nine months ended September 25, 2008 increased 67.1% over the combined $6.2 million for the 2007 post-IPO period and $1.1 million for the 2007 pre-IPO period. This increase was primarily the result of the 132% increase in the number of network affiliate screens and associated payments made to our advertising affiliates pursuant to our contractual agreements. Network affiliate screens represented 17.1% of total network screens for the first nine months of 2008 versus 8.8% in the comparable period of 2007.

Meetings and events operating costs. Meetings and events operating costs of $18.4 million for the nine months ended September 25, 2008 increased 60.0% compared to $11.5 million during the combined 2007 pre and post-IPO periods due to a 78.5% increase in the number of events and the high level of variable event expenses associated with those events.

Network costs. Network costs of $12.5 million for the nine months ended September 25, 2008 increased 13.6% compared to $11.0 million for the combined 2007 pre and post-IPO periods due primarily to the increase in size of our network. Total network screens operated during the 2008 period increased to 2,943 from 1,269 in 2007, or an increase of approximately 132%.

Theatre access fees/circuit share costs. Theatre access fees were $37.1 million for the nine months ended September 25, 2008 compared to $30.8 million for the 2007 post-IPO period through September 27, 2007. The circuit share expense for the 2007 pre-IPO period was $14.4 million. The decrease for the first nine months of 2008 versus the combined 2007 pre and post-IPO periods was the result of changes in the payment structure in the ESAs that became effective upon the completion of the IPO discussed above, combined with a higher rate per digital screen, offset by a slight decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $35.3 million for the nine months ended September 25, 2008 compared to $33.1 million for the combined 2007 pre and post-IPO periods, or an increase of 6.6%. Selling and marketing costs have increased primarily due to an expansion in the local sales force and an increase in local sales commissions (associated with increased sales) and higher direct marketing costs associated with meetings and events. There was also an increase in the provision for bad debt reflecting the broader local client base and higher local revenue.

Administrative and other costs. Administrative and other costs for the nine months ended September 25, 2008 was $18.7 million compared to $16.6 million for the combined 2007 pre and post-IPO periods, an increase of 12.7% primarily due to increased professional fees and personnel costs associated with being a public company and additional personnel associated with the growth in our network and higher activity in our meetings and events division.

Depreciation and amortization. Depreciation and amortization expense increased for the first nine months of 2008 compared to the same period in 2007 primarily as a result of increased depreciation on capital expenditures made to support the growth of our network and amortization expense recognized on additional intangible assets recorded related to activity associated with the Common Unit Adjustment agreement. We expect full year 2008 depreciation and amortization to increase over 2007 with the amortization of the intangible asset that was recorded during 2008.

Net income (loss). Net income generated for the nine months ended September 25, 2008 was $14.8 million compared to net income for the 2007 post-IPO period through September 27, 2007 of $16.6 million and a net loss for the 2007 pre-IPO period of $4.2 million. The comparability of net income for the periods presented is limited due to changes in the structure of the ESAs, size of our network and changes in corporate structure and capitalization, particularly with respect to the provision for income taxes and net minority interest.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 25, 2008, our cash, cash equivalents and short-term investments balance was $44.5 million, an increase of $14.6 million compared to the balance of $29.9 million as of December 27, 2007. In addition, we had an undrawn line of credit of $16.5 million, of which $6.0 million was with LCPI. On October 10, 2008, we requested an additional borrowing of $14.0 million under the revolving credit facility. LCPI failed to fund its undrawn commitment under this request, and the net amount borrowed from its other revolver banks was $10.5 million. We do not expect LCPI to fulfill their commitment to fund the remaining $6.0 million. While we are exploring options to replace Lehman’s commitment within the facility, we cannot guarantee that we will be able to obtain such replacement loan commitments from other banks. However, we believe we have sufficient liquidity to conduct our normal operations and do not expect the events with Lehman to have a material impact on our liquidity. Refer to Note 4 to our unaudited condensed consolidated financial statements for further discussion regarding Lehman’s bankruptcy.

The increase in our liquidity position from December 27, 2007 was due to cash flow generated from operating activities and to a lesser extent additional net borrowings under the revolving credit facility to fund some of our near term commitments, which include future income tax and tax sharing payments and payments related to dividends that have been declared, in addition to normal operational expenses. Unless the default by LCPI is resolved, we do not expect to make repayments to reduce our revolving credit facility in the short-term.

Cash Flows (in millions).

	Nine Months Ended September 25, 2008	Post-IPO Period Ended September 27, 2007	Pre-IPO Period Ended February 13, 2007
Operating cash flow	$73.6	$16.4	$2.2
Investing cash flow	$(4.4)	$(14.9)	$(0.5)
Financing cash flow	$(45.5)	$12.9	$(0.1)

•

Operating Activities. The increase in funds provided by operating activities for the nine months ended September 25, 2008 versus the combined 2007 pre and post-IPO periods was primarily due to higher revenue levels, changes in the timing of the collection of accounts receivable balances, the timing of payments for normal operating expenditures and lower payments to the founding members related to the transition from a circuit share to a theatre access fee structure after the IPO.

•

Investing Activities. The change in investing cash flows for the nine months ended September 25, 2008 versus the combined 2007 pre and post-IPO periods was primarily due to converting short-term cash investment funds into cash to fund our dividend payments, offset by higher levels of capital expenditures primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres and to a lesser extent investments in our new website. In addition, during the 2007 post-IPO period we utilized $7.0 million to invest in IdeaCast, an unconsolidated affiliate.

•

Financing Activities. The change in financing cash flows for the nine months ended September 25, 2008 versus the combined 2007 pre and post-IPO periods was primarily due to net borrowings on our revolving credit facility, decreased by funds used in 2008 year to date period for available cash distributions to our founding members and dividend payments. Whereas in first nine months of 2007 we had funds generated from net proceeds related to the IPO and net borrowings on our senior secured credit facility.

Our cash balances will fluctuate due to the timing of available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan, income tax payments, tax sharing payments to our founding members and quarterly dividends to our common shareholders we expect to pay pursuant to our dividend policy.

Sources of capital and capital requirements. NCM, Inc.’s primary sources of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are generated by its operating, investing and financing activities. Management believes that future funds generated from NCM LLC’s operations, cash on hand and remaining available borrowing capacity under NCM LLC’s revolving credit facility excluding the portion related to LCPI should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. can be impacted by the seasonality experienced in advertising revenues at NCM LLC. NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended September 25, 2008 was approximately $48.5 million, of which $20.5 million was NCM, Inc.’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared of $0.16 per share (approximately $6.8 million) which will be paid on December 4, 2008. Distributions from NCM LLC and cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend. As of September 25, 2008 there have been no significant changes in our contractual commitments since December 27, 2007.

Fair Value Measurements

As discussed in Note 1, the Company adopted the provisions of SFAS No. 157. The Company has determined that significant management judgment about unobservable (Level 3) inputs is required to determine the fair value of its investment in the preferred stock of IdeaCast because the securities are not publicly traded and there is no readily determinable fair value. The investment in IdeaCast is accounted for as an available-for-sale debt security and the estimated fair value is determined utilizing a discounted cash flow analysis as of September 25, 2008. The analysis considers, among other items, assumptions for the number of installed clubs, capital expenditures per club installation, advertising inventory, utilization rate and CPM. In addition, the Company also considered the following factors: product development activity; whether there have been significant changes, positive or negative, in the prospects for IdeaCast’s business; and the overall health of IdeaCast and its industry.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of September 25, 2008, there were no significant changes in those critical accounting estimates.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. We also have a put obligation that can be satisfied in cash or the stock of NCM, Inc. related to up to $10 million of IdeaCast debt by its lender and minimum revenue guarantees for our network affiliates that are not reflected on our balance sheet. Refer to Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this document for additional discussion of the guarantees. In addition, see “Contractual and Other Obligations” above for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

The levels of revenue, operating income, net income, OIBDA and Adjusted OIBDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles and higher theatre attendance. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, net income, OIBDA and Adjusted OIBDA and our operating margins are lower in the first quarter than the other quarters of a given year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into a fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2007 and incorporated by reference herein. As of September 25, 2008, our exposure to market risks has not changed materially; however, we are faced with uncertainty regarding the $137.5 million portion of the interest rate swap agreement with Lehman as discussed in Note 1 to our unaudited condensed consolidated financial statements, with respect to which LBSF is in default. If that portion of the swap were terminated, there would be an additional $137.5 million of unhedged variable rate debt outstanding. A 100 basis point fluctuation in market interest rates would have increased or decreased our interest expense by approximately $3.9 million for an annual period on a total of $386.5 million of unhedged debt. Because each of our interest rate swaps, including the one with Lehman, was in a liability position at September 25, 2008, we are not currently exposed to counterparty risk related to the swaps.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of September 25, 2008, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 25, 2008 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 25, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

NATIONAL CINEMEDIA, INC. (Registrant)

Date: November 7, 2008	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)