Form 10-K
period 2009-01-01
National CineMedia, Inc.
filed 2009-03-06
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 26, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $472,689,641.

As of March 2, 2009, 42,118,488 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of January 1, 2009 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Forward Looking Statements” as well as those discussed elsewhere in this Form 10-K.

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

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, and American Multi-Cinema, Inc., which became party to an amended and restated exhibitor services agreement (“ESA”) with NCM LLC upon completion of the offering;

•

“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of the offering; and

•

“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of the offering.

Item 1.	Business

The Company

National CineMedia, Inc., a Delaware corporation organized on October 5, 2006, is a holding company that manages its consolidated subsidiary NCM LLC, but has no business operations or material assets other than its ownership interest of approximately 42.4% of the common membership units in NCM LLC acquired in connection with our initial public offering as discussed more fully in “Corporate History” below. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the United States, hold the remaining 57.6% of NCM LLC’s common membership units. Our primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. We also receive management fees pursuant to a management services agreement between us and NCM LLC in exchange for our providing specific management services to NCM LLC.

NCM LLC has long-term exhibitor services agreements (“ESAs”) with NCM LLC’s founding members and multi-year agreements with several other theatre operators whom we refer to as network affiliates. The ESAs and network affiliate agreements grant NCM LLC exclusive rights, subject to limited exceptions, to sell advertising, meeting and communication services through our CineMeetings division and to distribute entertainment programming through our Fathom division in those theatres.

Description of Business

Overview

We operate the largest digital in-theatre network in North America that allows us to distribute advertising, business communications, and Fathom events utilizing our proprietary digital content network (“DCN”) and digital broadcast network (“DBN”). We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute a branded, on-screen pre-feature entertainment and advertising program called “FirstLook,” along with advertising programming on our lobby entertainment network (“LEN”) in theatre lobbies. For the year ended January 1, 2009, advertising accounted for 89.4% of our total revenue;

•

Fathom Events: We distribute, through our Fathom division, entertainment programming content to theatres across our DCN (for pre-recorded events) and DBN (for live events). For the year ended January 1, 2009, Fathom event ticket sales and other revenue accounted for 5.5% of our total revenue; and

•

CineMeetings: We facilitate, through our CineMeetings division, live and pre-recorded networked and single-site meetings, church services, and corporate marketing/communication events in the movie theatres throughout our theatre network. For the year ended January 1, 2009, CineMeetings event fees and other revenue accounted for 5.1% of our total revenue.

We believe that the reach, scope and digital delivery capability of our network provide an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis. Our network is currently located in 47 states and the District of Columbia and covers all of the top 25, as well as 49 of the top 50, Designated Market Areas®, or DMAs®, and 176 DMAs® in total. DMA® is a registered trademark of Nielsen Media Research, Inc. During 2008, approximately 643 million patrons, representing approximately 47% of the total U.S. theatre attendance, attended movies shown in theatres included in our network. As of January 1, 2009, we had a total of 17,313 screens in our network, representing 45% of the total movie screens in the U.S., as set forth in the table below:

Our Network*

(As of January 1, 2009)

		Screens
	Theatres	Digital	Total	% of Total
Founding Members	1,106	13,307	14,331	82.8%
Network Affiliates	278	1,956	2,982	17.2%

Total	1,384	15,263	17,313	100.0%

*	Excludes Star and Consolidated Theatres

On June 1, 2008, 88 theatres with 1,020 screens operated by the Loews Cineplex Entertainment Inc., a wholly-owned subsidiary of AMC (“AMC Loews”) theatre circuit joined our network with the exception of Star Theatres. As of January 1, 2009, Star Theatres operated nine theatres with 148 screens. The Star Theatres screens, which are subject to the run-out of certain pre-existing contractual obligations for on-screen advertising, will become a part of our network in the first quarter of 2009.

On April 30, 2008, Regal acquired Consolidated Theatres. As of January 1, 2009, Consolidated Theatres operated 28 theatres with 399 screens. In accordance with the ESA, all acquisitions of the founding members will become part of our network and new NCM LLC units are issued based on the number of incremental net attendees added as defined in the common unit adjustment agreement. The Consolidated Theatres screens, which are subject to the run-out of certain pre-existing contractual obligations for on-screen advertising, will become a part of our network in January 2011.

Once the Star and Consolidated Theatres screens are added to our network, we expect to have nearly 18,000 screens, representing approximately 47% of the total movie screens in the U.S.

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making of” and other entertainment content. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised movie show time. We also distribute a version of FirstLook called FirstLook Play designed for a young audience and played generally before “G” rated animated films.

National advertising is sold on a CPM (cost per thousand) impressions basis, while local advertising is sold on a per-screen, per-week basis. While we generally sell our network as a national network, we also have the ability to sell portions of our network on a regional basis or by movie rating, offering various cost points for national advertisers, which expands the number of potential buyers.

The pre-feature advertising begins with a three to five-minute looping segment that consists of a digital carousel of static and moving slide images primarily for local advertisers. This digital carousel can loop partially or repeatedly and provides a mechanism to contract or expand depending on the time between feature film presentations. The local advertisements shown in the digital carousel are generally our lowest cost advertising inventory. We often bundle time in the digital carousel presentation with other local on-screen or lobby advertising inventory.

Following the conclusion of the digital carousel, the branded FirstLook pre-show commences. FirstLook and FirstLook Play were created in order to provide a more entertaining pre-feature program for theatre patrons and a more effective advertising platform for our advertising clients by integrating full-motion local and national advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local advertisements. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national advertising inventory. Both segment two and segment one include a two and one-half minute entertainment content segment provided by our content partners, along with national 30 or 60 second (or in some cases longer) advertisements. Segment two and segment one begin approximately 13 minutes and eight minutes, respectively, before the advertised show time.

Approximately 90% of our total screens are part of our DCN. The remaining non-digital screens display national advertisements on 35 mm film or “rolling stock” and local advertisements using slide carousels.

The film trailers that typically run before the feature film are not part of FirstLook. Film trailers do not begin until after the FirstLook program ends at or about the advertised show time.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media and entertainment companies that we refer to as content partners. Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally two years) to buy a portion of our advertising inventory at a specified CPM. The original content produced by these content partners typically features behind-the-scenes interviews with producers, directors and actors or “making-of” segments relating to feature films or upcoming broadcast or cable television shows. In addition, we have an exclusive multi-year cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during feature films.

We offer multiple versions of FirstLook each month that include advertising, content that is appropriate for a specific film rating category and branding of the specific theatre operator. This programming flexibility provides advertisers with the ability to target specific audience demographics and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. We rotate the entertainment content segments between theatres approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content.

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

The FirstLook program also includes up to two minutes for founding member advertisements to promote various activities associated with the operation of the theatres, including concessions, on-line ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service or products sold in the theatre. This time is provided by us to the theatre operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 11 minutes of show time, and the remainder placed at our discretion. We may move the placement of the theatre operator advertisements up to one minute further from the advertised movie show time if NCM LLC sells additional advertising units to third parties that precede the founding member advertisements.

Under the ESAs, during 2008 the last 90 seconds of the FirstLook program was sold to two of our founding members and the last 60 seconds to the third. This time is used to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2009, all three founding members will only acquire 60 seconds and we will increase our inventory available for sale to our national advertising clients. The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires and the agreements with our content partners and cell phone PSA represented approximately 31.0% of our total revenue for the year ended January 1, 2009. This percentage is expected to be lower in 2009 as all three of our founding members will use only 60 seconds for their beverage concessionaire commitments.

Lobby Network and Promotions

Lobby Entertainment Network. Our LEN is a network of television and high-definition plasma screens strategically located throughout the lobbies of a majority of our digitally equipped theatres. As of January 1, 2009, our LEN had 2,598 screens in 1,179 founding member and network affiliate theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of five branded entertainment content segments created specifically for the lobby with advertisements running between each segment. Our LEN programming has the same programming flexibility as the FirstLook on-screen programming. The LEN is currently displaying the same program simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. A study of our LEN conducted by RH Bruskin Marketing, Inc. in February 2007 showed that the combination of screen placement, high-impact content and advertising produced recall rates that were three times those of prime time television advertising. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for founding member advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator, vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding member at no cost and one minute of which the founding member may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing attendance or revenue, other than from advertising, which we call strategic programs.

Under the terms of the ESAs, the founding members also have the right to install additional screens in their theatre lobbies, which would not display our LEN programming, and would be used to promote strategic programs or their theatre concessions, ticketing partners, gift card and loyalty programs, special events presented by the founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

Lobby Promotions. We also sell a wide variety of advertising and promotional products in our theatre lobbies. These products can be sold individually or bundled with an on-screen or LEN advertising package. Lobby promotions typically include:

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

Under the terms of the ESAs, the founding members may conduct a limited number of lobby promotions at no charge in connection with the promotion of motion pictures and their strategic programs; however, such activities will not reduce the lobby promotions inventory available to us.

Our ability to provide in-lobby marketing and promotional placements in conjunction with our other marketing solutions allows us to provide integrated marketing products to advertisers with multiple interactions with theatre patrons throughout the movie-going experience, which we believe is a competitive advantage over other national media platforms.

Branded Entertainment Web Sites

In 2008, we launched our branded consumer entertainment web site, NCM.com, as an extension of our FirstLook pre-show, and thereby expanded our advertising reach and provided another opportunity to create an integrated bundle of marketing products for our clients. By developing and operating the site through our existing media production and technology group, selling the advertising primarily through our existing sales forces as part of our advertising network strategy, and bundling the Internet offerings with our existing in-theatre advertising products, we believe that a new revenue stream with attractive margins can be developed with limited investment. We will employ several marketing strategies to drive traffic to NCM.com including using our FirstLook pre-show to market the site. We also maintain a consumer site for our Fathom business called Fathom.com. During 2009, Fathom.com will be integrated with NCM.com as part of our advertising network strategy.

Fathom

Our Fathom business focuses on the marketing and distribution across our digital network of live and pre-recorded entertainment programming. We believe our DBN or DCN provide a highly attractive high-definition distribution network to content owners to be used for individual programs or program series and also creates promotional opportunities for national brands. Our Fathom events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. Event content is broadcast live over our DBN or on a pre-recorded basis over our DCN and may be encrypted for piracy protection. As of January 1, 2009, our network has the capability to deliver:

•	live high-definition content to nearly 500 theatres with, in certain cases, up to four screens per theatre;

•	live up-converted standard definition content to nearly 500 theatres with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all our 15,263 digital screens on our DCN network.

We advertise our Fathom events either through a digital trailer shown after FirstLook or advertisements during FirstLook using unsold advertising inventory, on lobby posters, on our LEN, NCM.com internet site and in some cases through radio trade-outs or paid media in select publications.

We have developed content and cross-marketing relationships with several live concert promotion companies and other owners of entertainment content. We believe that these partnerships and other content owners and producers will provide us with a consistent supply of programming as these relationships provide additional marketing channels for bands, promoters and content owners. The New York Metropolitan Opera (“Met”) is an example of one of our more successful series of events that we distribute live and on a pre-recorded basis across our digital network.

CineMeetings

Our CineMeetings business facilitates live and pre-recorded networked and single-site business meetings, corporate events and church services in movie theatres. These events are typically scheduled from Monday through Thursday during off-peak hours while theatre attendance for movies is traditionally low. Clients can also communicate on a live basis to audiences located in auditoriums connected to the majority of our DBN locations. As of January 1, 2009, there were over 400 locations connected to our DBN for our CineMeetings events. At all of our DCN locations, in-person presentations can be made or pre-recorded content can be distributed over our DCN and presented as part of a national presentation. Event content broadcast over our DBN may be encrypted to protect against piracy.

We offer meetings and marketing events that enhance the educational and entertainment value of a presentation by utilizing the big screen, stadium seating, high-resolution digital projection and audio. Our network also facilitates large meetings in multiple locations across the U.S. We provide centralized event management including booking, event coordination and execution, technical support, promotional tools, advanced audio/visual technologies and catering services. We are able to offer customers a single point of contact and standardized pricing across our network, which dramatically increases the efficiency of booking multi-location events for our clients. By bundling meetings or events with the screening of a feature film or Fathom entertainment content, sometimes before the film opens to the general public, our “Meeting and a Movie” and “Meeting and a Fathom Event” products represent a point of differentiation between us and other meeting venues such as hotels. We promote our CineMeetings business throughout the theatre, on the internet and through other select media outlets such as trade publications. Recent CineMeetings events have included corporate meetings, training seminars, product launches, religious services and sales and marketing events.

Sales and Marketing

In-Theatre Advertising. We sell and market our in-theatre advertising through our national and local sales and marketing groups. We also on occasion take out advertising in national trade publications and execute direct mail and internet marketing for our local advertising business.

Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago. During 2008, approximately 25% of the total compensation of the national sales staff was related to commission or bonus, which is based on achieving certain sales targets, with commissions or bonuses shared across the entire team in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added significant sales personnel as our network has expanded. We currently have 32 sales personnel (including management and sales support staff) within our national sales group.

Our local sales staff is located throughout the country, covering on average approximately 120 screens each and selling directly to our local clients. During 2008, approximately 76% of the compensation for local sales staff was based on an individual sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. We currently have 151 sales personnel (including management and sales support staff) within our local sales group.

Over the past several years, we have increased our national and local advertising revenue by expanding the number of clients and product categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients. We aggressively market and sell directly to clients as well as advertising agencies. We have a public relations department, a marketing department and a research department and on occasion have commissioned third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. We believe we are capturing increasing market share from traditional advertising media by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. We currently have 28 personnel that focus on the marketing, research and public relation aspects of our advertising business.

CineMeetings and Fathom. We have a relatively small staff of 35 (including management) that is dedicated to sales and a staff of 10 for marketing our meetings and events business. In fiscal 2008, we facilitated approximately 10,500 CineMeetings events (an increase of 25% over 2007), and held 47 Fathom events (an increase of 42% over 2007) attended by approximately 1,300,000 patrons (an increase of 73% over 2007). The CineMeetings business is marketed primarily through trade publications, on the internet and attendance at various trade shows. Fathom events are marketed primarily using the FirstLook pre-show, trailers after FirstLook, through our Fathom.com website and other internet strategies and through cross marketing activities with content providers.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the highest possible cinema quality presentation for all of our in-theatre marketing products. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show and our internet site, NCM.com, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients and new network affiliates to our network. We provide a full spectrum of production and post-production services to our clients (primarily local) for a fee, including audio enhancements, color correction and noise reduction. During our post-production process we also up-convert standard definition content to high-definition format and quality cinema surround sound that we distribute over our DCN, ensuring a high quality, high impact presentation of our clients’ content and advertisements. Our expertise and experience in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television that optimizes the big-screen format, while amortizing their production costs. We also offer creative services to our clients (primarily local), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising. Additionally, our media and creative services ensure the consistent image and sound quality of the pre-feature and event content distributed over our network, which we believe has a positive impact on the audience reaction to and recall of our content and advertisements, as well as the overall quality of movie-goers’ experience. Certain of our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers, pursuant to the terms of the ESAs.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary digital content software (“DCS”) and various digital network technologies to deliver high-quality cinema advertising, meeting services and live and pre-recorded Fathom events to our network theatres. These technologies facilitate the delivery of a high quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than 35 mm “rolling stock” historically used in cinema advertising. Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various locations, movie ratings and demographic groups, measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network operated by Hughes and a terrestrial network utilizing several carriers, is used to distribute our FirstLook and FirstLook Play content to 15,263 screens, 1,179 theatres and over 3.3 million seats. Our DBN satellite network is used to support our live Fathom events by broadcasting live feeds to over 625 screens in nearly 500 theatres and over 160,000 theatre seats.

The satellite technology we use provides a cost-effective means to deliver digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help ensure uninterrupted service to theatres. For example, our DCS software has automated implementation capabilities that allow for data files to be multicast to theatres over a large footprint. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the in-theatre management systems are interfaced with the Hughes system to dynamically control the quality, placement within specific auditoriums, timing of playback and completeness of content. The integrated DCN (including the DCS) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors over 51,000 in-theatre hardware devices and more than 274,000 alarm points on the network.

Through our NOC, we have access to and can monitor and initiate repairs to the equipment in our entire digital network of theatres. Our NOC operates 24 hours a day, seven days a week. The finalized content is uploaded from our NOC through the DCN to theatres well in advance of playback. The content will be delivered via multicast technology to all theatres in our network and received by our theatre management system where it is held until displayed according to its contract terms in specified theatre auditoriums. Each theatre auditorium has a client-server architecture that controls the content to be shown in the auditoriums or in the lobby. After the theatre management system receives digital content from the DCN, confirmation of content playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

In 2009, after several years of discussions, we will begin the transition of our production capabilities to the new digital cinema platform, including expanding our capabilities to the encoding standard required for digital cinema and begin to distribute 3D content to the extent that it is consistent and feasible with the digital cinema rollout. While the timing of the industry rollout of the digital cinema projectors and servers for feature films is still uncertain due to the difficult financial markets, we believe we will be ready to transition our advertising, Fathom and CineMeetings businesses to the digital cinema platform when it has been deployed. As the majority of the cost of the digital cinema deployment will be funded by others, it is not expected to create a significant use of our capital.

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior, Targeted National Advertising Network

We believe that our national advertising network allows for effective targeting of marketing messages to a large, young and affluent audience that delivers measurable results, yielding a superior return on investment for advertisers as compared to many traditional national and local media platforms. As a result, we are able to compete effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertising brands and agencies throughout the U.S. Following are the key attributes of our advertising business:

•

Extensive National Market Coverage. Our contractual agreements with our founding members and network affiliates provide exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising nationwide which we distribute using our DCN. As of January 1, 2009, our network included 15,263 digital screens (13,307 operated by our founding members) and 17,313 screens in total (14,331 operated by our founding members) located in 1,384 theatres in 47 states and the District of Columbia. The total network theatre attendance was approximately 643 million during 2008 (561 million from our founding members), which represented approximately 47% of the total U.S. theatre attendance for the year. Our network also provides us with access to some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen. The average screens per theatre in our network was 12.5 screens, 1.8 times the U.S. theatre industry average, and the aggregate attendance per screen of theatres included in our network as of January 1, 2009, was 39,474, 10.5% higher than the U.S. theatre industry of indoor screens of 35,719, as reported by the National Association of Theatre Owners (“NATO”) as of December 31, 2007. In addition, our theatre network has access to the larger key markets, including all of the top 25, as well as 49 of the top 50, U.S. DMAs®, and 176 DMAs® in total. As of January 1, 2009, approximately 74% of our screens are located within the top 50 U.S. DMAs® and approximately 35% are located within the top 10 U.S. DMAs®. At the end of 2008, theatres within our network represented approximately 70% and 67% of the total theatre attendance in the top 10 and top 25 U.S. DMAs®, respectively, providing a very attractive platform for national advertisers who want exposure in larger markets. We plan to continue to expand our network through the addition of new network affiliates and through the addition of new theatres built or acquired by our founding members. This expansion will improve our ability to compete with other national advertising mediums.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility in distributing content to our entire audience, or to specific theatres, geographic regions, or demographic groups based on film or film rating category or title. As a result, our clients can deliver a targeted advertising message utilizing high quality sight, sound and motion across our national network. Our technology also shortens distribution lead times, reduces our and client operating costs and enables us to respond quickly to client requests to change advertising content.

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to a Nielsen Media Research study conducted in the third quarter of 2008, typical movie-goers are young, with 53% between the ages of 12-34; affluent, with a mean household income of over $74,000 compared to a national mean of $60,523; and well-educated, with 39% having a college or post-graduate degree compared to 28% of the general population. We believe that this demographic is highly coveted by advertisers and is difficult to reach effectively using traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the visual quality and impact of the “big screen” and digital surround sound presented in a distraction-free engaged theatre environment. According to industry studies, theatre advertising is more effective than advertising shown on television in terms of unaided recall rates. Cinema advertising is one of the few media platforms that the viewer does not have the ability to skip or turn off.

•

Superior Audience Measurability. We receive film-by-film, rating-by-rating and theatre-by-theatre attendance information weekly from NCM LLC’s founding members and the majority of network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also complete third-party research that provides us with the percentage of the total attendance that are in their seats at various times prior to the advertised show time. We believe this ability to provide advertisers with audience counts gives us a distinct competitive advantage over traditional media platforms that are based on extrapolations of a very small sample of the total audience. In addition to the studies of when theatre patrons are in their seats, we also provide our advertisers with information regarding the demographics of the cinema audience and the effectiveness of a given advertisement using research from several third-party research companies such as Nielsen Media Research and Arbitron. We also work closely with third-party research companies to measure the recall, likeability, and brand message of our cinema advertisements.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature programs, FirstLook and FirstLook Play, provide a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. This strategy provides more original content for the audience and more impact for the advertiser. We have also designed the FirstLook programs with separate local and national “pods” to ensure that advertisements of similar production quality are shown together. In addition, the design of the FirstLook pre-shows and our distribution technology ensures that all advertisements end by the advertised show time. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons and the effectiveness of the advertising message.

Integrated Marketing Products

In addition to providing on-screen advertising opportunities using our DCN, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various in-lobby marketing. Our in-lobby marketing programs include advertisements sold on television or high-definition plasma screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. By integrating our in-lobby marketing products with on-screen advertising, patrons are exposed to consistent marketing messages through multiple touch points during the entire movie-going experience. According to a study we commissioned in February 2007, movie patrons across our network theatres spend, on average, 10 minutes in the theatre lobby prior to going into the auditorium, including time at the concession stand. By integrating on-screen advertising with our in-lobby marketing programs, we believe our advertisers can extend the exposure for their brands and products and create an interactive “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising. Our marketing team assists advertisers in creating entertaining, fully integrated cinema marketing campaigns with maximum impact. We have also recently launched our consumer entertainment website, NCM.com, which will provide for an extension of the FirstLook pre-show to the internet and, in the future, even wireless devices, and will provide clients another advertising platform that can be packaged with our in-theatre products.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our proprietary software provides many distribution, scheduling, reporting and auditing features. The flexibility of our DCN allows us to create different versions of the FirstLook and our LEN and to distribute these programs by theatre, region, film or film rating category. Our technology also provides the ability to electronically change advertisements from our NOC as required by advertising clients, which shortens lead times, provides increased flexibility to change messages or target specific audiences, facilitate two-way interaction amongst participants attending meetings in our auditoriums and significantly reduces the cost as compared to distributing advertisements on 35 mm film. Our NOC, digital content system and other network software provide us with the capability to directly monitor in-theatre network devices and various maintenance alarm technology within our theatre network on a real-time 24/7 basis, providing the high network reliability and timely reporting required by our advertising clients. Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our digital content system software and NOC infrastructure make our network efficient and scalable. We are currently monitoring over 51,000 network devices and more than 274,000 alarm points. Our digital content system plays over 2.6 million digital content files per day through integrated software and network technologies. Given the scalability of our NOC and distribution technology, the number of devices and alarm points could be increased with minimal additional expenditures. While our network capabilities are now primarily used within the theatre environment, we believe they could be easily adapted to the digital cinema and other out-of-home environments.

Strong Operating Margins with Limited Capital Requirements

A significant portion of our advertising inventory is acquired through multi-year contracts with our content partners, contracts for cell phone courtesy PSA and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires. These multi-year contracts accounted for 31.0% of our total revenue in the year ended January 1, 2009. Our annual adjusted operating income before depreciation and amortization (“OIBDA”) margins have been consistently strong, at approximately 50%. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of adjusted OIBDA margin and the reconciliation to operating income. Our founding members have also invested substantial capital to deploy, expand and upgrade the network within their theatres. Due to the network investments made by our founding members in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures has allowed us to generate significant free cash flow (defined as net income (or loss) plus depreciation and amortization and minus capital expenditures) before distributions to NCM LLC’s founding members. In the year ended January 1, 2009, our capital expenditures were $16.7 million, of which $5.3 million related to investments in network equipment to add new network affiliate theatres. We believe our expected level of free cash flow generation should provide us with the strategic and financial flexibility to pursue growth opportunities and make dividend payments to our stockholders.

Unique Combination of Management Competencies

Our management team has a unique combination of competencies and experience in advertising sales and marketing, digital media production and post-production, theatre operations and digital network design and operations. The majority of our senior management team was assembled during the formation of RCM, one of NCM LLC’s joint predecessor companies, in early 2002 and thus has worked together for several years building our business. Our senior management has many years of experience in their respective areas of expertise. We believe that this experience and unique combination of competencies can be leveraged effectively across our existing asset base and technology infrastructure, creating significant operating efficiencies and high returns on invested capital.

Dividend Policy

Our dividend policy is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Our Strategy

The digital evolution of the media business will provide us with an opportunity to become a new breed of national digital media network. Our primary strategic initiatives are to:

Leverage Our Core Management Competencies

We have a high quality management team with a combination of core management competencies including: (i) media sales and marketing, (ii) digital technology development and operation and (iii) digital media production and distribution. Our ability to effectively leverage these core competencies across our existing asset base and businesses has been a key part of our past success and will continue to be a key part of our future growth plan. We believe we can create near and long term equity value by selling more of our in-theatre advertising inventory and leveraging our creativity and technical expertise to develop complementary new products and improve our selling proposition. By leveraging our existing core competencies and challenging our management to be creative and innovative, we can create value with very little incremental capital investment.

Expand Our Advertising Client Base

We intend to increase our market share of U.S. advertising spending and our advertising inventory utilization by expanding commercial relationships with our existing advertising clients and by growing our advertising client base. We also intend to accomplish this growth by continuing to aggressively market and sell the positive attributes of cinema relative to other mediums and improve our level of client service and expand the suite of in-theatre and online marketing products sold to our clients. While an increasing number of companies now make cinema advertising part of their media buying plan, there are still many large advertisers and product categories that do not yet include meaningful cinema advertising expenditures in their marketing budgets. We have recently made progress in expanding categories such as military, domestic auto, quick-service restaurants, toys, retail, packaged goods, and financial services. We believe that over time, as awareness, and third-party data on the effectiveness, of cinema advertising grows, we expect to increase our revenue from these and other client categories.

We continue to increase the amount of local advertising sold in our pre-feature show and have begun to more aggressively market and sell our local advertising inventory. Our strategy to employ senior sales positions to focus exclusively on larger local clients such as car dealer associations has proven successful and we are expanding this effort to the quick-service restaurant, casual dining and tourism categories. We have also utilized direct marketing campaigns to businesses within a specified radius of our network theatres, with positive results. These campaigns are often combined with theatre lobby promotions and advertising. Due to the relatively low percentage of local advertising inventory sold today, we believe that a growth opportunity exists for further growth of this business.

Increase Our National CPM

In 2008, our national on-screen advertising CPM was approximately 1.3 times the average U.S. primetime premium network television CPM as reported by Media Dynamics, Inc. We believe that this premium does not yet fully reflect the positive attributes of cinema advertising relative to other advertising mediums including the highly targeted nature of our impressions, higher recall rates, ability to provide measurable and informative demographic audience data to our clients and, most importantly, the inability to turn off or skip our advertising messages. According to research studies, cinema advertising CPMs as a multiple of primetime network television CPMs are much higher in more mature cinema advertising markets such as Europe and Australia. Despite these positive attributes, we believe that cinema CPMs in the U.S. will increase over time as a result of our ability to sell more of our advertising inventory and thus create a more favorable supply-demand relationship.

Expand Our Geographic Coverage and Reach

We intend to continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that NCM LLC’s founding members buy or build and through additional network affiliate agreements with other theatre circuits. The ESA requires that all founding member new or acquired theatres be added to our network in return for the issuance of new NCM LLC units per the Common Unit Adjustment Agreement. Our strategy for attracting new network affiliates is to focus primarily on larger regional circuits in the larger metropolitan areas or in geographic areas where we do not currently have significant market coverage. For example, in December 2007 we signed a network affiliate agreement with Kerasotes ShowplaceTheatres, LLC (“Kerasotes”), the sixth largest U.S. theatre operator, with approximately 850 screens primarily in the upper mid and Western U.S., including Denver, Minneapolis, Chicago and

Indianapolis. In April 2008, we entered into an agreement with Hollywood Theatres, Inc. (“Hollywood”), the eighth largest U.S. theatre operator, with approximately 480 screens in 15 states; and in January 2009, we entered into an agreement with Cobb Theatres, with approximately 187 screens in the Southeastern U.S.

Expand our Internet/Mobile Platform

We strive to differentiate ourselves amongst other media platforms, in particular broadcast and cable television. Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our in-theatre marketing products with online offerings provided by our new consumer website NCM.com, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our new destination websites, including NCM.com and Fathom.com, launched in late 2008 and mobile platforms to be launched in 2009 also create a gateway to an entertainment focused advertising network that provides other small entertainment websites access to our national and local sales force as well as rich media widgets and other content created by our media production group.

Expand Our Live and Pre-Recorded Fathom Events Businesses

The continued expansion and improvement of the technical capabilities of our DCN and DBN will provide benefits to our Fathom business. Today, virtually all of our digitally equipped screens have the capability to show pre-recorded content. During 2008, we continued to expand our live broadcast capabilities to nearly 500 locations (from approximately 350 in 2007) with over 160,000 seats in 49 of the top 50 DMAs®, and 152 DMAs® in total. We are upgrading our digital content system software so that it can handle distribution of large digital files associated with our Fathom events business. While the opportunity to participate in distribution of content in a digital cinema environment is in its infancy today and may involve additional variable costs per event, we believe that our existing network and DCN and DBN technologies position us well to be able to expand the uses of our network theatres in the future, as higher quality digital cinema systems are deployed. We expect the improvements to projection technology and expansion of our network will improve the quality and broaden our capabilities to distribute various kinds of live and pre-recorded entertainment programming to a larger audience. By expanding our live distribution capabilities, we expect to attract more non-film live and pre-recorded Fathom events, and, as a result, expand our audience and increase our event ticket revenue. In addition to marketing and creating direct relationships with content owners, we will also look to form strategic alliances with promoters and distributors to gain access to high quality content. We have cross-marketing relationships with several content owners, producers and live concert promotion companies. We believe these and other relationships that we expect to create in the future will provide us with a consistent supply of programming and an additional marketing channel for bands, promoters and content owners. Our agreement with the Met to distribute live and pre-recorded events nationally across our digital network has been well received by patrons across the country and is an example of the type of relationships that we will pursue in the future.

Increase Market Awareness of Our CineMeetings Business to Expand Our Client Base and Increase Revenue

Our CineMeetings business provides a unique venue for corporate communication and customer marketing that offers advantages over hotels and other traditional meeting venues. Unlike traditional hotel venues, we provide a single point of contact for national event booking and coordination and utilize digital distribution and projection technology. In addition, we also have the ability to bundle meetings with the screening of a film or Fathom event, sometimes before the film opens to the general public, in a product known as “Meeting” and a Movie or Fathom Event. We believe we can attract more clients to our network theatres and increase the revenue of our CineMeetings business by raising market awareness of the unique benefits of hosting marketing events or corporate meetings at our locations and through the increase in the number of theatres equipped to host live broadcasts completed in 2007 and 2008. In an effort to expand the awareness and client base, we have employed several local and national marketing strategies to communicate the value proposition associated with our CineMeetings business. Marketing strategies include advertising in theatres within the FirstLook pre-show program and internet, implementing a direct mailing effort to Fortune 500 CEOs and holding demand generation seminars for meeting planners in our network theatres. Our advertising sales group also cross-sells our CineMeetings products whenever possible.

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

Expand into Other Out-of-Home Networks

In 2007, we invested $7.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. (“IdeaCast”), and in 2008 entered into a put/call relationship with IdeaCast’s lender to provide additional convertible debt funding for IdeaCast. IdeaCast is a provider of advertising to currently over 1,000 fitness centers and health clubs throughout the U.S. In addition to health clubs, the IdeaCast sales team sells inventory in other out-of-home advertising networks including airlines and theme parks. IdeaCast is currently being restructured (refer to Note 1 and Note 11 to the consolidated financial statements included elsewhere in this document for additional discussion). This investment is meant to provide an incubation platform for other out-of-home digital advertising networks while our management team focuses on maximizing the growth opportunities associated with our core advertising, Fathom and CineMeetings businesses. We believe that out-of-home targeted advertising networks should continue to grow in importance as a percentage of advertising spending, providing a future growth engine for NCM as our cinema advertising business matures.

Corporate History

Our business operations are conducted by NCM LLC, which was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and meetings and events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member. Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006, subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006. By May 2006, all of Cinemark’s digital screens were connected to our DCN. On January 26, 2006, AMC completed the acquisition of the AMC Loews theatre circuit. The AMC Loews screens became part of our national theatre network on June 1, 2008 (subject to certain run-out provisions), with the exception of Star Theatres, which is also subject to the run-out of certain pre-existing contractual obligations for on-screen advertising.

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

As a result of the IPO and related restructuring as discussed in more detail below, NCM Inc. became 100% owned by the public (including management) and acquired 44.8% of the LLC units of NCM LLC on the date of the IPO. In accordance with our contractual agreements with our founding members, subsequent to the IPO

5,458,703 additional LLC units have been issued to the founding members related to the addition of net attendees to our network from the net effect of new builds, acquisitions and theatre disposals. As of January 1, 2009, NCM, Inc. owned 42.4% of NCM LLC. In addition to the growth of our network from new founding member screens, we have also added 2,982 screens since the IPO through network affiliate agreements with certain third-party theatre circuits, which expire at various dates.

Reorganization

The following transactions, which we refer to collectively as the reorganization, occurred in connection with the completion of our initial public offering of our stock that closed on February 13, 2007:

•	NCM LLC’s agreements with its founding members were amended and restated, including the ESAs and the NCM LLC operating agreement;

•

NCM LLC entered into the amended and restated AMC Loews screen integration agreement with AMC pursuant to which AMC pays NCM LLC an amount that approximates the OIBDA we would have generated if we were able to sell advertising in the AMC Loews theatre chain on an exclusive basis; such AMC Loews payments are made quarterly for a specified time period;

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

•

NCM Inc. became a member and the sole manager of NCM LLC following the purchase from NCM LLC of a number of common membership units equal to the number of shares of common stock sold in the offering prior to the underwriters over-allotment; the units were purchased with $746.1 million of the net proceeds of the offering at a price per unit equal to the public offering price per share, less underwriting discounts and commissions and offering expenses;

•	NCM LLC used $686.3 million of the proceeds it received to pay NCM LLC’s founding members for their agreeing to modify NCM LLC’s payment obligations under the ESAs;

•

options to acquire our common stock were substituted for options to acquire common membership units in NCM LLC, and restricted common stock was issued in substitution for restricted units that was granted to NCM LLC option holders as “IPO awards”; and

•

NCM LLC redeemed all the preferred membership units in NCM LLC at an aggregate price of $769.5 million using $709.7 of net proceeds of the $725.0 million term loan that is a part of our senior secured credit facility, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition and Liquidity—Financings—Senior Secured Credit Facility” below, together with $59.8 million of proceeds from the purchase of NCM LLC units.

NCM LLC’s Founding Members

Since the IPO, NCM LLC issued 5,458,703 common membership units to its founding members in connection with its rights of exclusive access to net attendees from new screens added by the founding members to NCM LLC’s network in accordance with the Common Unit Adjustment Agreement.

Regal Entertainment Group

Regal operates the largest theatre circuit in the U.S. based on total number of screens. As of January 1, 2009, Regal operated 552 theatres with a total of 6,801 screens, all of which are located in the U.S. For the fiscal year ended January 1, 2009, Regal’s theatres had total attendance of over 245 million and Regal reported total revenue of approximately $2.8 billion.

On April 30, 2008, Regal acquired Consolidated Theatres. Consolidated Theatres has an existing contract for on-screen advertising with another cinema advertising provider. Pursuant to the amended ESAs and Common Unit Adjustment Agreement, Regal effectively elected to receive 2,913,754 newly issued NCM LLC common units prior to the expiration of the contract with the third-party advertiser. As a result, Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions.

AMC Entertainment Inc.

AMC is the second largest theatre circuit in the U.S. based on total number of screens. As of January 1, 2009, AMC owned, operated or held interests in 309 theatres with a total of 4,628 screens globally, with approximately 95%, or 4,389, of its screens in the U.S. (including AMC Loews). For the twelve months ended January 1, 2009, AMC’s theatres had total worldwide attendance of over 200 million and AMC had revenue of $2.3 billion excluding results from its Mexican subsidiary, which was sold in December 2008.

Cinemark, Inc.

Cinemark is the third largest theatre circuit in the U.S. based on total number of screens. As of January 1, 2009, Cinemark operated 420 theatres with a total of 4,783 screens globally, with approximately 78%, or 3,730, of its screens in the U.S. For the twelve months ended December 31, 2008, Cinemark’s theatres had total worldwide attendance of over 211 million and reported total revenue of $1.7 billion.

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

In connection with the completion of the offering, we entered into amended and restated ESAs with NCM LLC’s founding members. Key provisions of the agreements include:

•

a term of 30 years beginning February 13, 2007 (the term relating to CineMeetings and NCM Fathom is initially five years with provisions for automatic renewal if certain financial performance conditions are met for an additional five years);

•	a five-year right of first refusal (except for the Fathom and CineMeetings businesses), which begins one year prior to the end of the term of the ESA;

•	exclusive rights to provide advertising for the founding members’ theatres subject to the founding members’ rights to do the following on a limited basis:

•	promote activities associated with theatre operations on screen, on the LEN and in the lobby (including on additional video screens in theatre lobbies); and

•

promote, on the LEN and in theatre lobbies only, certain non-exclusive cross-marketing arrangements with third parties entered into by the founding members which are designed to promote the theatres and the movie-going experience to increase attendance and revenue;

•	payment of a monthly theatre access fee to the founding members;

•

a right for the founding members to purchase up to 90 seconds of on-screen advertising time during the pre-feature program at a specified rate (intended to initially approximate a market rate with annual increases of 8% in year one and two and 6% in years three and four and market increases thereafter).

This time, which is expected to be 60 seconds for 2009 and the foreseeable future, satisfies the founding members’ obligation to provide certain on-screen advertising to their beverage concessionaires pursuant to their beverage concessionaire agreements;

•	requires founding members to make available to NCM LLC all acquired and newly constructed theatres for connection to the DCN in exchange for newly issued NCM LLC units;

•	primary responsibility of the founding members to install network equipment in newly built theatres and to ensure that 90% of screens owned by founding members are digital;

•	primary responsibility of NCM LLC to obtain, repair, maintain and replace the equipment not included in or on the theatre necessary to operate the DCN; and

•

an exclusive right to operate the CineMeetings and Fathom businesses within the founding member theatres through December 31, 2011, with an automatic five-year extension based on achieving certain financial tests.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from NCM LLC’s founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and the founding members.

We also have licensed intellectual property that is the subject of several U.S. patent applications relating to scheduling in-theatre advertising and digital content as well as matters relating to digital projector automation. These licenses are governed by the pre-reorganization license agreement.

We have secured U.S. trademark registrations for NCM and National CineMedia and have applied for several others. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names then our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. We have business relationships with over one hundred national advertisers across a wide variety of industries. During the year ended January 1, 2009, we derived 67.5% of our advertising revenue from our content partners and other national clients (including advertising agencies that represent our clients), 13.1% from founding member beverage agreements and 19.4% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of NCM LLC’s founding members have a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2008, we provided 90 seconds to two of our founding members and 60 seconds to the third. We expect to provide 60 seconds to all three founding members in 2009 and for the foreseeable future. The ESAs provide for the founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA.

Content Partners. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment and media companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We have an exclusive multi-year cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2008, the total advertising purchased by these content partners and cell phone PSAs represented 19.3% of our total revenues.

Competition

Our advertising business competes in the over $259 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and measurable forms of media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms and that cinema advertising is well positioned to benefit from these trends.

Through the visual quality and impact of the “big screen” and surround sound, we are able to display high impact advertising impressions to our audiences. According to an IAG Research study conducted in 2008, in certain instances our cinema advertising generated message recall rates up to four times greater than the same advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective platform for advertisers.

Our advertising business also competes with other providers of cinema advertising, which vary substantially in size, including Screenvision and Unique Screen Media (owned by Cinedigm Digital Cinema Corp.). As one of the largest providers of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience and allowing us to better compete with television and other national advertising networks, giving us a competitive advantage over other cinema advertising companies.

Our Fathom business competes with other broadcast and cable networks, large-scale public venues, including concert halls and other public meeting venues, and cable, broadcast and on-demand television events. We believe that the combination of our national theatre network, geographic distribution and high quality sight and sound presentation offers content owners and sponsors an effective venue for live and pre-recorded events such as music, sporting and other entertainment events.

Our CineMeetings business competes with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted on-line and across private teleconferencing networks. We believe that the combination of our ability to offer clients access to conveniently located theatres with big screens, stadium seating, high-resolution digital projection and audio in multiple locations with ample free parking in most locations offers clients an attractive venue for meetings. Also, we offer a single point of contact and standardized pricing for our services, which is a competitive advantage when booking multi-location marketing or other types of corporate events. In addition, we offer clients the ability to combine a movie or Fathom event with the meeting, which also differentiates us from other meeting venues.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients, and to a lesser extent, to the attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and seasonal marketing priorities of our clients. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, our first quarter typically has less revenue and OIBDA than the other quarters of a given year.

Employees

We employed 598 people as of January 1, 2009, which includes employees engaged in overall management and general administration at our corporate headquarters in Centennial, Colorado, people employed in our advertising sales and marketing offices in New York, Los Angeles and Chicago and local advertising account executives and field maintenance technicians that work primarily from their homes. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising that we need to comply with in our operations. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

Available Information

We maintain a website at NCM.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” located at the bottom of the page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549. The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Executive Officers of the Registrant

Shown below are the names, ages as of January 1, 2009, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	49	President, Chief Executive Officer and Chairman
Clifford E. Marks	47	President of Sales and Marketing
Gary W. Ferrera	46	Executive Vice President and Chief Financial Officer
Thomas C. Galley	53	Executive Vice President and Chief Technology and Operations Officer
Ralph E. Hardy	57	Executive Vice President and General Counsel

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

Clifford E. Marks. Mr. Marks was appointed NCM Inc.’s President of Sales and Marketing in February 2007 and held those same positions with NCM LLC since March 2005. He has been an advertising, marketing and sales professional for 24 years. Prior to his current position, Mr. Marks served as president of sales and marketing with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from May 2002 to May 2005. Before joining Regal CineMedia, Mr. Marks was a senior vice president at ESPN/ABC Sports where he oversaw its advertising sales organization from 1998 to May 2002.

Gary W. Ferrera. Mr. Ferrera was appointed Executive Vice President and Chief Financial Officer of NCM Inc. in February 2007 and held those same positions with NCM LLC since May 2006. Mr. Ferrera has held positions in accounting and finance since 1991. From October 2005 to May 2006, he served as an independent consultant. Mr. Ferrera served as the interim Chief Financial Officer of the German cable company iesy Hessen, GmbH (now known as Unity Media), from March to October 2005. From February 2000 to February 2005, Mr. Ferrera held positions in both the U.S. and Europe with Citigroup’s Global Corporate and Investment Bank where he spent the majority of that time advising and financing European media companies. Prior to his business career, Mr. Ferrera served for over seven years in U.S. Army Special Operations and Intelligence. Mr. Ferrera graduated magna cum laude with a BS in Accounting from Bentley College and received an MBA from the Kellogg School of Management, Northwestern University.

Thomas C. Galley. Mr. Galley was appointed Executive Vice President and Chief Technology and Operations Officer of NCM Inc. in February 2007 and held those same positions with NCM LLC since March 2005. In this role, Mr. Galley oversees all operational, technical and production departments for National CineMedia. He also manages the CineMeetings and Fathom events departments. Mr. Galley led the original development of our digital network. Prior to his current position, after joining United Artists Theatre Company in January 2002 as Executive Vice President of Technology, Mr. Galley served as Chief Technology Officer with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from January 2002 to May 2005. In June 2008, Mr. Galley joined the board of directors of IdeaCast Inc.

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

Forward-Looking Statements

In addition to historical information, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within the overall advertising industry and cinema advertising segments of the overall advertising market;

•	technological changes and innovations, including alternative methods for delivering movies to consumers;

•	the popularity of major motion picture releases and level of theatre attendance;

•	shifts in population and other demographics;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	risks and uncertainties relating to our significant indebtedness and investments;

•	fluctuations in operating costs and capital expenditures;

•	changes in market interest rates; and

•	changes in accounting principles, policies or guidelines.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative and not exhaustive. Our actual results, performance or achievements could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under “Risk Factors” below. Our historical financial data discussed prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO.

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

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, NCM LLC’s founding members could adversely affect our revenue, growth and profitability

The ESAs with NCM LLC’s founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA. The term of the ESAs as they relate to CineMeetings and Fathom, is approximately five years from the IPO with provisions for automatic renewal of an additional five years, if certain financial performance conditions are met. NCM LLC’s founding members’ theatres represent approximately 83% of the screens and approximately 87% of the attendance in our network as of January 1, 2009. If any one of the ESAs were terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, NCM LLC’s founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising, CineMeetings and Fathom events revenue and operating margins may decline. If the founding members reject advertising or choose not to participate in certain CineMeetings or Fathom events under the terms of the ESAs because they believe it would adversely affect their film attendance levels or the reputation of their company, our revenue from these businesses would be reduced.

If the non-competition provisions of the ESAs are deemed unenforceable, NCM LLC’s founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the ESAs prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theatres under the ESA, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theatres or by entering into agreements with third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

•	is not necessary to protect a legitimate business interest of the party seeking enforcement;

•	unreasonably restrains the party against whom enforcement is sought; or

•	is contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the ESAs. If a court were to determine that the non-competition provisions are unenforceable, the founding members could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part could cause our revenue to decline.

If one of NCM LLC’s founding members declares bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable or our network could be adversely affected by the disposition of theatres

Each of NCM LLC’s founding members currently has a significant amount of indebtedness, which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy. For example, each of United Artists, Edwards Theatres, Regal Cinemas, General Cinemas and Loews Cineplex filed for bankruptcy during 2000 or 2001. The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. In addition, the founding member could seek to sell or otherwise dispose of theatres, which might result in the removal of those theatres from our network if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters, which would likely result in the surrender of LLC units from the founding member. Because we sell advertising based on the number of theatre patrons that will view the advertisement, a reduction in the number of theatres in our network could reduce our advertising revenue.

The effects of the recent and ongoing global economic crisis may adversely impact our business, operating results or financial condition

As widely reported, financial markets in the U.S., Europe and Asia have been experiencing extreme disruption in recent months. Unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of a continuing recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead our customers to cease doing business with us or to reduce or delay that business or their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

•	increased competition for fewer advertising, business meeting and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of doubtful accounts receivable.

Additionally, we use interest rate swaps to reduce our exposure to various interest rate risks, which qualify for hedge accounting for financial reporting purposes. Volatile fluctuations in market conditions could cause these instruments to become ineffective for hedge accounting purposes, which could require any gains or losses associated with these instruments to be reported in our earnings each period. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price. We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

The markets for advertising, meeting management and event content are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of the overall U.S. advertising market and thus we must compete with established, larger and better known national and local media platforms and newly emerging media platforms such as the Internet. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines.

We also compete directly with other cinema advertising companies. We expect these competitors to devote significant effort to maintaining and growing their respective positions in the cinema advertising segment. We also expect existing competitors and new entrants to the cinema advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

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

Because we rely heavily on NCM LLC’s founding members’ ability to attract customers, any reduction in attendance at founding member theatres could decrease our revenue

Our business is affected by the success of NCM LLC’s founding members, who operate in a highly competitive industry. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems. While box office attendance declined in 2008 compared to 2007, it increased in 2007 compared to 2006 and in 2006 as compared to 2005 and declined in each of 2003, 2004 and 2005. If theatre attendance declines in the future, one or more of NCM LLC’s founding members may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if the founding members fail to maintain their theatres and provide amenities that consumers prefer, or if they cannot compete successfully on pricing. NCM LLC’s founding members also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long-term multi-year decline in theatre attendance or even the perception by media buyers that our network attendance and geographic coverage were expected to decline significantly over the next several years. Factors that could reduce attendance at our network theatres include the following:

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

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, cell phone PSA and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. NCM LLC’s or its predecessor company’s relationships with certain content partners date back as far as December 2002. None of these companies individually accounted for over 10% of our total revenue during the year ended January 1, 2009. However, the agreements with the content partners, cell phone PSA and beverage advertising with the founding members in aggregate accounted for approximately 31.0% of our total revenue during the year ended January 1, 2009. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of any one or more of them as a customer could decrease our revenue and adversely affect our current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 89.4% of our total revenue in the year ended January 1, 2009 from advertising sales. A substantial portion of our advertising inventory is covered by contracts with terms as low as one month. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms. Reductions in the size of advertisers’ budgets due to local or national economic trends or other factors could result in lower spending on cinema advertising in general or our advertising business in particular. If we are unable to remain competitive and provide value to our advertisers, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our software systems to maintain our technological competitiveness could limit our ability to increase our revenue and more effectively leverage our digital platform. Any failure by us to upgrade our technology to remain current with technological changes, including digital cinema, that may be adopted by other providers of cinema advertising or other advertising platforms could hurt our ability to compete with those companies. Under the terms of the ESAs with NCM LLC’s founding members, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that NCM LLC’s founding members upgrade the equipment or software installed in their theatres. We must negotiate with NCM LLC’s founding members as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on an upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems, if such integration is pursued, could slow or prevent the growth of our business.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations

The temporary or permanent loss of our computer equipment and software systems, through sabotage, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer, which could negatively affect our brand, our relationships with our advertising clients and digital content suppliers and our operating results. To effectively manage this growth, we will need to continue to improve our digital content system distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems. These systems enhancements and improvements will require allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner or at all, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues.

Our preliminary plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising, CineMeetings and Fathom businesses, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—

Expand our Internet/Mobile Platform and—Expand into Other Out-of-Home Networks”. For example, in 2007 we made a $7.0 million investment in 6% preferred stock of IdeaCast Inc. and restructured that investment in 2008. We are currently working on a further restructuring that may or may not result in NCM having a continuing interest in that business. Regardless of the outcome of this restructuring, we may decide to continue to expand our network technology and sales capabilities outside of theatres as our theatre advertising business matures in the future. In addition, the development of our internet initiative is at a very early stage, and may not deliver the benefits we have projected.

Because we have a limited operating history as a public company, it is difficult to evaluate our business and prospects

NCM LLC’s predecessor company, RCM, began operations in February 2002. NCM LLC was formed on March 29, 2005, as a joint venture that combined the operations of subsidiaries of AMC and Regal. Cinemark joined as a founding member on July 15, 2005. Our founding members have made several acquisitions including Century and Loews and we have entered into new network affiliate agreements with Kerasotes, Hollywood and Cobb and may enter into more in the future. As a result, we have a limited operating history from which you can compare corresponding periods and evaluate our business. We may encounter risks and difficulties frequently experienced by newly formed companies in rapidly evolving businesses. If we are unsuccessful in executing our business strategy, we may be unable to:

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

Because Cinemark had a pre-existing contract with another cinema advertising provider, NCM LLC began selling advertising for Cinemark’s screens on an exclusive basis beginning on January 1, 2006 (subject to the run-out of certain pre-existing contractual obligations for on-screen advertising through April 1, 2006). In addition, our historical financial information does not include any information related to theatres operated by Loews, which AMC acquired on January 26, 2006, and which became part of our theatre network beginning on June 1, 2008, or Century, which Cinemark acquired on October 5, 2006, and which became a part of our theatre network on an exclusive basis, subject to limited exceptions, on the closing date. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions that we have entered into, as further discussed in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be significantly impacted by related party transactions entered into in connection with our initial public offering. As a result, this information may not be representative of our future financial performance.

In preparing the pro forma financial information in this document, we have made adjustments to the historical financial information of NCM LLC and its predecessor companies based upon currently available information and upon assumptions that our management believes are reasonable in order to reflect, on a pro forma basis, the impact of the transactions contemplated by the reorganization, the financing transaction and our initial public offering. Some of these adjustments include, among other items, the terms of the ESAs with NCM LLC’s founding members, adjustments to income tax provisions to account for NCM LLC’s status as a limited liability company and NCM, Inc.’s status as a taxable entity, and NCM, Inc.’s acquisition of common membership units of NCM LLC. However, the pro forma financial information does not include adjustments for the addition of the Cinemark, AMC Loews or Century screens. These and other estimates and assumptions used in the calculation of the pro forma financial information in this document may be materially different from our actual experience as a separate, independent company. The pro forma financial information included elsewhere in this document does not purport to represent what our results of operations would actually have been had we operated as a separate, independent company during the periods presented, nor do the pro forma data give effect to any events other than those discussed in the unaudited pro forma financial information and related notes.

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

Our technology business may infringe on rights owned by others, which may interfere with our ability to provide services, and our new web site may expose us to increased liability or expense under intellectual property, privacy or other laws

We may discover that the technology we use infringes patent, copyright, or other intellectual property rights owned by others. In addition, we cannot assure you that our competitors will not claim rights in patents, copyrights, or other intellectual property that will prevent, limit or interfere with our ability to provide our services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

Our new NCM.com web site, which we launched in late 2008, is an entertainment and media portal containing content regarding movies, television and other media, much of which is obtained from third party content providers. The web site includes features enabling users to access and download content on the web site, add their own content to the web site, and modify certain content on the web site. In order to take advantage of some of these features, users will be required to establish an account on the web site and, as a result, we will collect and maintain personal information about those users.

Each of these features could result in legal liability. For example, use of third-party content could expose us to claims of infringement on the intellectual property rights of others; and the failure, or perceived failure, to comply with federal, state or international privacy or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. Any such claim or action could result in significant adverse effects on our business and financial results because of, for example, increased costs (such as legal defense, damages owing to third parties, and increased licensing fees to acquire third-party content) and reduction or elimination of content or features from our web site. In addition, a number of other U.S. federal laws, including those referenced below, may impact our business as a result of our new web site. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party web sites that include, materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these and other regulations may be significant and may increase in the future as a result of changes in the regulations or the interpretation of them. Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price

Typically, our revenue and Adjusted OIBDA are lowest in the first quarter of the calendar year as advertising clients scale back their advertising budgets following the year-end holiday season, and our revenue is highest during the summer and the holiday season when theatre attendance is normally highest. However, a weak advertising market, the poor performance of films released in a given quarter or a disruption in the release schedule of films could affect results for the entire fiscal year and significantly affect quarter-to-quarter results. Because our results vary widely from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising) and, subject to certain limits, can use one minute on the LEN and certain types of lobby promotions, at no cost, for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. Subject to certain limits, they can also purchase an additional minute of advertising on the LEN for these cross-marketing promotions. The use of LEN or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 8.1% of our total advertising revenue for the year ended January 1, 2009. The founding members will not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations, and to package such on-screen advertising with the LEN advertising and lobby promotions.

The founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the LEN. This additional lobby video network, which we refer to as the founders’ lobby network, is to be used by the founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of the founders’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we will depend on distributions and payments under the management services agreement from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and the NCM LLC operating agreement. The NCM LLC senior secured credit facility limits NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM Inc. pursuant to the terms of the management services agreement. We will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us.

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

The senior secured credit facility also includes an $80 million revolving credit facility. As of January 1, 2009, the amount outstanding under the revolving credit facility was $74.0 million. The amount outstanding under the revolving credit facility has been fully drawn by us on a voluntary basis as a result of issues affecting the credit markets in general and the Lehman Brothers Holdings Inc. bankruptcy (see additional discussion below) in particular. We do not expect to repay any of the amount for the foreseeable future and will accumulate cash balances. NCM LLC’s cash and cash equivalents was $34.1 million at January 1, 2009, while NCM Inc.’s consolidated cash and cash equivalents was $69.2 at January 1, 2009.

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

The bankruptcy of Lehman Brothers Holdings Inc., one of the lenders under NCM LLC’s revolving credit facility, may impair NCM LLC’s ability to borrow under the credit facility and reduce our liquidity

On September 15, 2008, Lehman Brothers Holdings Inc., or Lehman, filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. On October 3, 2008, Lehman Commercial Paper Inc., or LCPI, a subsidiary of Lehman, also filed for Chapter 11 protection. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with LCPI. At January 1, 2009, $6.0 million of the revolving credit facility was undrawn, of which the entire unfunded amount was the commitment of LCPI. (This is a result of LCPI failing to fund certain of our loan draw requests in September and October of 2008.). NCM LLC does not anticipate that LCPI will fulfill its funding commitment, and although our cash flows have not been adversely impacted to date by this failure of LCPI to fund, they may be in the future. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility to the extent of the LCPI commitments. Accordingly, NCM LLC is exploring options to replace Lehman with another bank within the revolving credit facility and possibly the term loan facility, but we may not be able to reach agreement with another bank on acceptable terms or at all. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to our knowledge they have not yet done so.

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

•

make any change in the current business purpose of NCM Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the ESAs; and

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

Under these circumstances, our corporate governance documents will allow NCM LLC’s founding members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM LLC and the management of our affairs and those of NCM LLC than is typically available to stockholders of a publicly-traded company. Even if NCM LLC’s founding members or their affiliates own a minority economic interest (but not less than 5%) in NCM LLC, they may be able to continue exerting such degree of influence over us and NCM LLC.

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

The corporate opportunity provisions in our certificate of incorporation could enable the founding members to benefit from corporate opportunities that might otherwise be available to us

Our certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both NCM LLC’s founding members and us. It provides that if a corporate opportunity is offered to us, NCM LLC or one or more of the officers, directors or stockholders (both direct and indirect) of NCM Inc. or a member of NCM LLC that relates to the provision of services to motion picture theatres, use of theatres for any purpose, sale of advertising and promotional services in and around theatres and any other business related to the motion picture theatre business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of our officers in his capacity as an officer), no such person shall be liable to us or any of our stockholders (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

In addition, our certificate of incorporation and the NCM LLC operating agreement expressly provide that NCM LLC’s founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation, including the exclusivity provisions of the ESAs. The parent companies of the founding members are not bound by the ESAs and therefore could develop new media platforms that could compete for advertising dollars with our services. Further, we may also compete with the founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by the founding members to themselves or their other affiliates or we lose key personnel to them.

The agreements between us and NCM LLC’s founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties

The ESAs and the other contractual agreements that we have with NCM LLC’s founding members were negotiated in the context of an affiliated relationship in which representatives of NCM LLC’s founding members and their affiliates comprised our entire board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of NCM LLC’s founding members, and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

Our certificate of incorporation and bylaws contain anti-takeover protections that may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders

Provisions contained in our certificate of incorporation and bylaws, the NCM LLC operating agreement, provisions of the Delaware General Corporation Law (“DGCL”), could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

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

Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock

The common unit adjustment agreement and the ESAs provide that we will issue common membership units of NCM LLC to account for changes in the number of theatre screens NCM LLC’s founding members operate. Historically, each of the founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to the founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, the founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of a founding member’s common membership units in NCM LLC.

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

We and NCM LLC intend to conduct our operations so that we are not deemed an investment company under the Investment Company Act. However, if anything were to occur that would cause us to be deemed an investment company, we would become subject to restrictions imposed by the Investment Company Act. These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

We also rely on representations of NCM LLC’s founding members that they are not investment companies under the Investment Company Act. If any founding member were deemed an investment company, the restrictions placed upon that founding member might inhibit its ability to fulfill its obligations under its ESA or restrict NCM LLC’s ability to borrow funds.

Our tax receivable agreement with the founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of the founding members

Our initial public offering and related transactions have the effect of reducing the amounts NCM Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our tax receivable agreement with the founding members to pay to the founding members 90% of the amount by which NCM Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis. Pursuant to the terms of the tax receivable agreement, we made total payments of $14.5 million to the founding members in 2008 with respect to our 2007 taxable year. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM Inc.’s claimed tax benefits should not have been available, NCM Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur, and if one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the tax receivable agreement, then NCM Inc.’s financial condition could be materially impaired.

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

The 42,109,966 shares of common stock outstanding at January 1, 2009 are freely tradable, except for 204,111 shares held by our affiliates. In addition, the founding members may receive up to 57,309,654 shares of common stock, which initially will be unregistered, upon redemption of their outstanding common membership units of NCM LLC. These shares of common stock will constitute “restricted securities” under the Securities Act of 1933, as amended, or the Securities Act. Provided the holders comply with the holding periods and other conditions prescribed in Rule 144 under the Securities Act, all but 204,111 of these unregistered shares of common stock cease to be restricted securities and become freely tradable.

Additionally, 203,618 shares of non-vested restricted stock are outstanding and 2,025,099 shares of our common stock will be issuable upon exercise of stock options that vest through 2012. As of January 1, 2009, 600,177 stock options have vested and are exercisable. Once the options and restricted stock become vested and/or exercisable, as applicable, to the extent they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

Our stock price may be volatile

Before our initial public offering in February 2007, there was no public market for our common stock, and an active trading market for our common stock may not continue. The stock market in general has experienced extreme price and volume fluctuations over the last several months as investment companies have been forced to sell to pay-off debt. These broad market fluctuations or actions of individual holders of our stock may adversely affect the market price of our common stock, regardless of our actual operating performance. Our stock price may fluctuate or decline due to a variety of factors, including:

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

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the network operations center)	58,894 sq. ft.
Centennial, CO (2)	Additional headquarters space	12,881 sq. ft.
Chicago, IL (3)	Regional Office	1,936 sq. ft.
New York, NY (4)	Regional Office	13,299 sq. ft.
Woodland Hills, CA (5)	Regional Office	6,062 sq. ft.
Detroit, MI (6)	Regional Office	721 sq. ft.
Minneapolis, MN (7)	Regional Office	5,926 sq. ft.

(1)	This facility is leased through December 31, 2013 with a termination option at December 31, 2010.

(2)	This facility is leased through January 31, 2011.

(3)	This facility is subleased from RCM through July 31, 2009.

(4)	This facility is leased through April 30, 2015.

(5)	This facility is leased through May 31, 2012.

(6)	This facility is leased through December 31, 2009.

(7)	This facility is leased through February 29, 2015.

Item 3.	Legal Proceedings

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

Our common stock, $0.01 par value, is traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO was effective February 13, 2007). There were approximately 97 shareholders of record as of March 2, 2009 (not including beneficial holders of shares held in “street name”). The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated.

	Fiscal 2008
	High	Low	Declared Dividend
First Quarter (December 28, 2007 – March 27, 2008)	$25.95	$19.21	$0.15
Second Quarter (March 28, 2008 – June 26, 2008)	$23.22	$11.25	$0.16
Third Quarter (June 27, 2008 – September 25, 2008)	$14.27	$9.00	$0.16
Fourth Quarter (September 26, 2008 – January 1, 2009)	$11.81	$4.79	$0.16

	Fiscal 2007
	High	Low	Declared Dividend
First Quarter (February 8, 2007 – March 29, 2007)	$28.23	$24.66	—
Second Quarter (March 30, 2007 – June 28, 2007)	$29.80	$25.25	$0.15
Third Quarter (June 29, 2007 – September 27, 2007)	$29.05	$20.98	$0.15
Fourth Quarter (September 28, 2007 – December 27, 2007)	$29.70	$22.22	$0.15

Dividend Policy

We intend to distribute over time a substantial portion of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax sharing agreement with the founding members) in the form of quarterly dividends to our stockholders. The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors who will take into account general economic and business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the board considers relevant. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Use of Proceeds from Sale of Registered Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
Sep. 26, 2008 through Oct. 23, 2008	—	—	—	N/A
Oct. 24, 2008 through Nov. 27, 2008	—	—	—	N/A
Nov. 28, 2008 through Jan. 1, 2009	9,203	$10.14	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

Stock Performance Graph

The following graph compares the cumulative total shareholder return on the common stock of the Company for the period February 8, 2007 (the closing price on the first trading date) through January 1, 2009 with the Russell 2000 Index and the Dow Jones Wilshire Media Agencies Index. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	February 8, 2007	December 27, 2007	January 1, 2009
National CineMedia Inc.	100.00	96.19	41.85
The Russell 2000 Index	100.00	96.81	64.10
The DJ Wilshire Media Agencies Index	100.00	90.27	42.43

Item 6.	Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Business-Corporate History”, “Business-Reorganization,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and historical interim consolidated financial statements, which have not been included in this document.

The results of operations data for the years ended January 1, 2009, December 27, 2007 and December 28, 2006 and the balance sheet data as of January 1, 2009 and December 27, 2007 are derived from the audited financial statements of NCM, Inc. and NCM LLC included elsewhere in this document.

The results of operations data for the nine months ended December 29, 2005 and the balance sheet data as of December 28, 2006 and December 29, 2005 are derived from the audited financial statements (not presented herein) of predecessor NCM LLC.

The results of operations data for RCM, a joint predecessor of NCM LLC, for the three months ended March 31, 2005 and the year ended December 30, 2004 and the balance sheet data as of March 31, 2005 are derived from the audited financial statements of RCM. The balance sheet data as of December 30, 2004 are derived from the unaudited financial statements of RCM.

The results of operations data for NCN, a joint predecessor of NCM LLC, for the 14 weeks ended March 31, 2005, the 38 weeks from April 2, 2004 through December 23, 2004 and for the 53 weeks ended April 1, 2004 and the balance sheet data as of March 31, 2005 are derived from the audited financial statements (not presented herein) of NCN. The balance sheet data as of April 1, 2004 and December 23, 2004 are derived from the unaudited financial statements (not presented herein) of NCN.

The historical financial statements for periods prior to February 12, 2007 do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. Specifically, such historical results of operations do not give effect to the matters set forth below:

•

the terms of the ESAs, which differ from NCM LLC’s prior contractual arrangements with NCM LLC’s founding members and will have on going material significance to NCM LLC’s results of operations, (i) assign legacy contracts to NCM LLC, (ii) make additional inventory of lobby promotions, CineMeetings and Fathom events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC, to sell such inventory at stated rates to the founding members in order for them to fulfill their on-screen advertising commitments to their beverage concessionaires, and (iv) change the formula for the calculation of the circuit share expense (known as the theatre access fee in the ESAs);

•	adjustments to income tax provisions to account for NCM, Inc.’s status as a taxable entity with an ownership interest in NCM LLC;

•	the elimination of non-recurring restructuring charges at NCN relating to the formation of NCM LLC;

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

•

the completion of the IPO and the use of proceeds therefrom as set forth in this document, including our acquisition of 44.8% of the common membership units in NCM LLC at the date of the IPO, which will be accounted for by our consolidation of NCM LLC; and

•	the payment by NCM LLC of a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the ESAs.

Results of Operations Data ($ in millions, except per share data)	Year Ended Jan. 1, 2009 *	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007 *	National CineMedia, LLC			Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corporation
			Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007 *	Year Ended Dec. 28, 2006 *	Nine Months Ended Dec. 29, 2005 *	Fourteen Week Period Ended Mar. 31 2005 *	Thirty- eight Week Period Ended Dec. 23, 2004 *	Year Ended Apr. 1, 2004 *	Three Months Ended Mar. 31, 2005 *	Year Ended Dec. 30, 2004 *
REVENUE:
Advertising	$330.3	$282.7	$20.6	$188.2	$56.0	$15.5	$56.5	$69.9	$15.6	$83.6
Administrative Fees—Members	—	—	0.1	5.4	30.8	—	—	—	—	—
Meetings and Events	38.9	25.4	2.9	25.4	11.7	—	—	—	2.1	11.5
Other	0.3	0.2	—	0.3	0.3	—	—	—	0.1	0.2

TOTAL REVENUE	369.5	308.3	23.6	219.3	98.8	15.5	56.5	69.9	17.8	95.3

EXPENSES:
Advertising Operating Costs	18.7	9.1	1.1	9.2	6.3	3.5	11.3	17.9	0.9	3.7
Meetings/Events Operating Costs	25.1	15.4	1.4	11.1	5.4	—	—	—	0.8	3.9
Network Costs	17.0	13.3	1.7	14.7	9.2	1.1	2.3	1.6	2.4	8.1
Theatre Access Fees/Circuit Share Costs—Founding Members	49.8	41.5	14.4	130.1	38.6	5.5	18.6	18.7	2.4	16.6
Selling and Marketing	47.9	40.9	5.2	38.2	24.9	3.2	10.0	15.1	4.4	15.9
Administrative and other	24.9	20.1	2.8	17.0	9.8	2.7	6.1	10.9	3.4	10.8
Deferred Stock Compensation	—	—	—	—	—	—	—	—	0.3	1.4
Severance Plan Costs	0.5	1.5	0.4	4.2	8.5	—	—	—	—	—
Depreciation and Amortization	12.4	5.0	0.7	4.8	3.0	1.0	0.9	2.4	0.4	1.0

TOTAL EXPENSES	196.3	146.8	27.7	229.3	105.7	17.0	49.2	66.6	15.0	61.4

Operating Income (Loss)	173.2	161.5	(4.1)	(10.0)	(6.9)	(1.5)	7.3	3.3	2.8	33.9
Interest Expense, Net	77.0	57.2	0.1	0.5	—	—	—	—	—	—
Non-Operating Loss	11.5	—	—	—	—	—	—	—	—	—

Income (Loss) Before Income Taxes	84.7	104.3	(4.2)	(10.5)	(6.9)	(1.5)	7.3	3.3	2.8	33.9
Income Taxes	35.0	41.9	—	—	—	(0.6)	3.0	1.4	1.1	13.3
Minority interest, net	33.8	37.6	—	—	—	—	—	—	—	—

NET INCOME (LOSS)	$15.9	$24.8	$(4.2)	$(10.5)	$(6.9)	$(0.9)	$4.3	$1.9	$1.7	$20.6

Earnings per share, Basic and Diluted	$0.38	$0.59	—	—	—	—	—	—	—	—

  *—Audited

Other Financial and Operating Data ($ in millions, except cash dividend declared per common share and advertising contract value per attendee) **	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	National CineMedia, LLC			Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corp.
			Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Fourteen Week Period Ended Mar. 31 2005	Thirty- eight Week Period Ended Dec. 23, 2004	Year Ended Apr. 1, 2004	Three Months Ended Mar. 31, 2005	Year Ended Dec. 30, 2004
OIBDA (1)	$185.6	$166.5	$(3.4)	$(5.2)	$(3.9)	$(0.5)	$8.2	$5.7	$3.2	$34.9
Adjusted OIBDA (1)	189.5	171.1	(2.7)	0.9	4.6	(0.5)	8.2	5.7	3.5	36.3
Adjusted OIBDA Margin (1)	51.3%	55.5%	NM	0.4%	4.7%	NM	14.5%	8.2%	19.7%	38.1%
Capital Expenditures	$16.7	$14.4	$0.6	$6.6	$5.9	—	—	$0.1	$1.4	$2.7
Cash Dividend Declared per Common Share	$0.63	$0.45	—	—	—	—	—	—	—	—
Founding Member Screens at Period End (2)	14,331	13,261	***	13,127	9,696	3,144	3,170	3,168	6,258	6,273
Total Screens at Period End (3)	17,313	15,265	***	14,081	10,766	5,001	5,026	7,297	6,550	6,565
Digital Screens at Period End (4)	15,263	13,254	***	11,463	8,713	2,523	2,523	1,173	5,674	5,303
Total Attendance for Period (in millions) (5)	643.0	504.3	70.8	545.9	311.3	41.5	118.5	163.3	58.6	253.8
Total Advertising Contract Value (6)	$330.3	$282.7	$20.9	$205.1	$144.0	$15.5	$56.5	$69.9	$15.6	$83.6
Total Advertising Contract Value per Attendee (6)	$0.51	$0.56	$0.30	$0.38	$0.46	$0.37	$0.48	$0.43	$0.27	$0.33

					Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corp.
Balance Sheet Data (in millions)	As of Jan. 1, 2009 *	As of Dec. 27, 2007 *	As of Dec. 28, 2006 *	As of Dec. 29, 2005 *	As of Mar. 31 2005 *	As of Dec. 23, 2004 **	As of Apr. 1, 2004 **	As of Mar. 31, 2005 *	As of Dec. 30, 2004 **
Cash and cash equivalents	$69.2	$20.8	$6.7	$—	$—	$—	$—	$2.8	$2.5
Receivables, Net	92.2	93.2	63.9	36.6	20.1	26.2	14.4	15.8	28.8
Property and Equipment, Net	28.0	22.2	12.6	10.0	0.7	0.7	2.0	5.2	4.2
Total Assets	609.6	463.6	90.0	48.8	60.8	27.8	18.2	48.2	49.4
Borrowings	799.0	784.0	10.0	1.3	—	—	—	—	—
Members’/Stockholders’ equity/(deficit)	(526.3)	(572.4)	3.5	9.8	0.1	5.6	1.3	41.2	39.5
Total Liabilities and Equity	609.6	463.6	90.0	48.8	60.8	27.8	18.2	48.2	49.4

    *—Audited;

  **—Unaudited;

***—Not materially different than year ended December 28, 2006

Notes to the Selected Historical Financial and Operating Data

1. OIBDA, Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the U.S (reconciliation to GAAP financial measures are presented in the table below). OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash severance plan costs, share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s non-cash severance plan costs, share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which was $4.7 million and $11.2 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively. Regal made Consolidated Theatres payments to NCM LLC pursuant to the revised ESAs, which were $2.8 million for the year ended January 1, 2009.

Also, because of the significant changes in our operating results that resulted from the acquisition of an interest in NCM LLC by NCM, Inc., the changes in the ESAs and the financing transaction, we disclose pro forma OIBDA, Adjusted OIBDA and Adjusted OIBDA margin for the 2007 combined pre and post-IPO periods in this document. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary Historical and Pro Forma Financial and Operating Data” for a discussion of pro forma financial information.

2. Represents the total number of screens within our advertising network operated by NCM LLC’s founding members. Excludes AMC Loews screens for all periods presented. Excludes Century screens for periods presented through October 2006.

3. Represents the sum of founding member screens and network affiliate screens.

4. Represents the total number of screens that are connected to our DCN.

5. Represents the total attendance within our advertising network. Excludes AMC Loews screens for all periods prior to June 2008. Excludes Star Theatres and Consolidated Theatres for all periods presented. Excludes Century screens for periods through October 2006 as presented.

6. Includes advertising revenue plus legacy contract value (representing agreements between the founding members and third-party advertisers which existed prior to the IPO which were assigned to NCM LLC at the time of the IPO) for all historical periods.

The following table reconciles operating income (loss) to OIBDA and Adjusted OIBDA for the periods presented:

			National CineMedia, LLC			Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corporation		Pro Forma
($ in millions)	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Fourteen Week Period Ended Mar. 31 2005	Thirty- eight Week Period Ended Dec. 23, 2004	Year Ended Apr. 1, 2004	Three Months Ended Mar. 31, 2005	Year Ended Dec. 30, 2004	Year Ended Dec. 27, 2007	Year Ended Dec. 28, 2006
Operating income (loss)	$173.2	$161.5	$(4.1)	$(10.0)	$(6.9)	$(1.5)	$7.3	$3.3	$2.8	$33.9	$171.1	$126.8
Depreciation and amortization	12.4	5.0	0.7	4.8	3.0	1.0	0.9	2.4	0.4	1.0	5.7	4.8

OIBDA	$185.6	$166.5	$(3.4)	$(5.2)	$(3.9)	$(0.5)	$8.2	$5.7	$3.2	$34.9	$176.8	$131.6
Severance plan costs	0.5	1.5	0.4	4.2	8.5	—	—	—	—	—	1.9	4.2
Share-based compensation costs/Deferred Stock Compensation (1)	3.4	3.1	0.3	1.9	—	—	—	—	0.3	1.4	3.4	2.5

Adjusted OIBDA	$189.5	$171.1	$(2.7)	$0.9	$4.6	$(0.5)	$8.2	$5.7	$3.5	$36.3	$182.1	$138.3

Total Revenue	$369.5	$308.3	$23.6	$219.3	$98.8	$15.5	$56.5	$69.9	$17.8	$95.3	$338.0	$275.7
Adjusted OIBDA margin	51.3%	55.5%	NM	0.4%	4.7%	NM	14.5%	8.2%	19.7%	38.1%	53.9%	50.2%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto included elsewhere in this document.

Our historical financial data discussed below prior to the completion of the Company’s IPO reflects the historical results of operations and financial position of NCM LLC and its joint predecessors, RCM and NCN. Accordingly, historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO. See “Business-Corporate History”, “Business-Reorganization,” “—Financial Condition and Liquidity-Financings” and “Summary Historical and Pro Forma Financial and Operating Data” included elsewhere in this document.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, business communications, and Fathom events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings and Fathom events businesses. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed primarily to theatres that are digitally equipped with our proprietary DCN technology. In excess of 90% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data”, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (debt divided by EBITDA, as defined in the debt agreement) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met while providing adequate cash cushions.

Summary Historical and Pro Forma Financial and Operating Data

You should read this information together with the other information contained in this document, including “Business-Corporate History” and “Business-Reorganization,” and our audited historical financial statements and the notes thereto included elsewhere in this document.

The summary pro forma financial information in the table below was derived from (i) unaudited pro forma consolidated statement of operations for the year ended December 27, 2007, which was included in our 2007 Form 10-K and is not included elsewhere in this document and (ii) unaudited pro forma consolidated statement of operations for the year ended December 28, 2006, which was included in our 2006 Form 10-K and is not included elsewhere in this document, present the consolidated results of operations of NCM Inc. assuming the IPO, reorganization and senior secured credit facility discussed in detail elsewhere in this document had been completed and the transactions and material changes to contractual arrangements, which occurred in connection with the completion of the IPO and related transactions had become effective as of December 31, 2005. The pro forma adjustments are based on available information and upon assumptions that management believes are reasonable in order to reflect, on a pro forma basis, the impact of the historical and the transaction adjustments as described in unaudited pro forma financial information included elsewhere in this document. The pro forma statements of operations do not include the full impact of additional administrative costs of a public company.

The unaudited pro forma condensed consolidated financial information is included for informational purposes only and does not purport to reflect the results of operations or financial position of NCM Inc. and NCM LLC that would have occurred had they operated as separate, independent companies during the periods presented. The historical results of operations of NCM LLC, RCM and NCN have been significantly impacted by related party transactions, as discussed more fully in the historical financial statements included elsewhere in this document, and the future operating results of NCM Inc. will also be impacted by related party transactions. Historical and pro forma results of operations and financial condition are not necessarily indicative of what would have occurred had all transactions occurred with unrelated parties. Also, the pro forma consolidated financial information should not be relied upon as being indicative of NCM Inc. or NCM LLC’s results of operations or financial condition had the historical adjustments and the transaction adjustments been completed on December 31, 2005, with respect to the pro forma statements of operations. The pro forma consolidated financial information also does not project our results of operations or financial position for any future period or date.

The following table presents operating data and OIBDA on a historical and a pro forma basis. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

	Historical				Pro Forma
(In millions, except per share data)	Year Ended Jan. 1, 2009	Post-IPO Period Ended Dec. 27, 2007	Pre-IPO Period Ended Feb. 13, 2007	Year Ended Dec. 28, 2006	Year Ended Dec. 27, 2007	Year Ended Dec. 28, 2006
Revenue	$369.5	$308.3	$23.6	$219.3	$338.0	$275.7
Operating income (loss)	$173.2	$161.5	$(4.1)	$(10.0)	$171.1	$126.8
Adjusted OIBDA	$189.5	$171.1	$(2.7)	$0.9	$182.1	$138.3
Adjusted OIBDA margin	51.3%	55.5%	NM	0.4%	53.9%	50.2%
Net Income (loss)	$15.9	$24.8	$(4.2)	$(10.5)	$24.6	$16.6
Net Income per Basic Share	$0.38	$0.59	—	—	$0.58	$0.39
Net Income per Diluted Share	$0.38	$0.59	—	—	$0.58	$0.39
Total advertising contract value ($ in millions)	$330.3	$282.7	$20.9	$205.1
Total attendance (in millions)	643.0	504.3	70.8	545.9
Total advertising contract value per attendee	$0.51	$0.56	$0.30	$0.38

Basis of Presentation

Prior to the completion of the offering, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from the founding members, and became a member of and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and to define and regulate the relationships among NCM LLC and the founding members after the completion of these transactions.

The results of operations data discussed herein were derived from the audited consolidated financial statements and accounting records of NCM, Inc. and NCM LLC and should be read in conjunction with the notes thereto. The results of operations data for the period ended December 27, 2007 are presented in two periods, the

2007 pre-IPO period and the 2007 post-IPO period. Separate periods have been presented because there were significant changes at the time of the IPO due to the ESA modifications and related expenses thereunder, the new debt agreements and significant changes to revenue arrangements and contracts with the founding members. The historical financial data of NCM LLC prior to the IPO may not be indicative of the Company’s post-IPO performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the pre-IPO periods presented.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2006 and 2007 contained 52 weeks while fiscal year 2008 contained 53 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
January 1, 2009	2008
December 27, 2007 (Period December 29, 2006 through February 12, 2007)	2007 pre-IPO period
December 27, 2007 (Period February 13, 2007 through December 27, 2007)	2007 post-IPO period
December 28, 2006	2006

Results of Operations

Year Ended January 1, 2009 and the 2007 Pre and Post-IPO Periods

Revenue. Total revenue of the Company for the year ended January 1, 2009 was $369.5 million compared to $308.3 million for the 2007 post-IPO period and $23.6 million for the 2007 pre-IPO period, an increase of $37.6 million, or 11.3% over the combined pre and post-IPO periods. The increase in total revenue was the result of an increase in advertising revenue of 8.9% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue” that commenced on February 13, 2007) and a 37.5% increase in meetings and events revenue.

National advertising revenues of $266.4 million (including $43.3 million of beverage revenue) for the year ended January 1, 2009 increased from $243.1 million (including $40.9 million of beverage revenue) of combined revenue for the 2007 pre and post-IPO periods, reflecting the strong second half of 2008 scatter market that offset a weak first half of 2008 and an increase in payments from the founding member beverage concessionaire agreements. National advertising revenue (excluding beverage revenue) for the year ended January 1, 2009 increased $20.8 million or 10.3% to $223.1 million for the year ended January 1, 2009 compared to $202.2 million for the combined 2007 pre and post-IPO periods, primarily due to a 13.4% increase in CPMs (excluding beverage revenue) and 10.8% increase in advertising impressions available for sale, which was offset by a decrease in national advertising inventory utilization (excluding beverage revenue) to 79.7% from 87.0%. The decrease in utilization is due primarily to the increase in advertising impressions related primarily to affiliate theatres added to our network in the second half of 2007 and 2008, on which there is generally a ramping-up period associated with new affiliate additions as those new screens are integrated into client proposals. The increase in payments from the founding members related to their beverage concessionaire agreements was due to the fact that 2007 payments did not begin until the IPO date offset by a reduction in contracted beverage advertising time from 90 seconds to 60 seconds by one of our founding members during 2008.

Local advertising revenue increased $3.7 million or 6.1% to $63.9 million for the year ended January 1, 2009 compared to $60.2 million for the combined 2007 pre and post-IPO periods. The increase is primarily due to the increase in total average screens in our advertising network, including AMC Loews. Local revenue per theatre attendee remained consistent for the full year of 2008 compared to combined 2007 pre and post-IPO periods at $0.10 per attendee, despite the addition of 978 network affiliate theatre screens and over 1,000 AMC Loews screens (to which we did not have full inventory access until December 2008 due to certain run-out provisions).

Total advertising contract value per attendee for the year ended January 1, 2009 was $0.51 per attendee, which represents a decrease of 2.7% compared to 2007 pre and post-IPO periods. The slight decrease in the advertising contract value per attendee was primarily due to the impact of integrating new network affiliate and AMC Loews screens into our sales process. There is generally a three-month lag time once the theatres have been connected to our network before they are fully integrated into our sales process.

Meetings and events revenue increased $10.6 million, or 37.5%, to $38.9 million for the year ended January 1, 2009 compared to the combined 2007 pre and post-IPO periods as a result of a 69.3% increase in the number of events and due to the success of several Fathom events.

Operating expenses. Total operating expenses for the year ended January 1, 2009 were $196.3 million compared to $146.8 million for the 2007 post-IPO period and $27.7 million for the 2007 pre-IPO period. The 12.5% increase in 2008 compared to the combined 2007 pre and post-IPO periods was primarily the result of an increase in advertising operating costs and selling and marketing costs, which are the result of the increase in the size of our network and a higher percentage of network affiliate screens and an increase in meetings and events operating costs which are the result of the increase in the number of events.

Advertising operating costs. Advertising operating costs of $18.7 million for the year ended January 1, 2009 increased 83.3% over the combined $10.2 million 2007 pre and post-IPO period. This increase was primarily the result of the 48.8% increase in the number of network affiliate screens and associated payments made to our advertising affiliates pursuant to our contractual agreements under which the payment is based on a percentage of revenue displayed in those theatres. Network affiliate screens represented 17.2% of total network screens for 2008 versus 13.1% in 2007.

Meetings and events operating costs. Meetings and events operating costs of $25.1 million for the year ended January 1, 2009 increased 49.4% compared to $16.8 million during the combined 2007 pre and post-IPO periods due to a 69.3% increase in the number of events and the high level of variable event expenses associated with those events.

Network costs. Network costs of $17.0 million for the year ended January 1, 2009 increased 13.3% compared to $15.0 million for the combined 2007 pre and post-IPO periods due primarily to the increase in size of our network as well as operating costs associated with our internet site. Total network screens operated during 2008 increased to 17,313 from 15,265 in 2007, or an increase of approximately 13.4%.

Theatre access fees/circuit share costs. Theatre access fees were $49.8 million for the year ended January 1, 2009 compared to $41.5 million for the 2007 post-IPO period. The circuit share expense for the 2007 pre-IPO period was $14.4 million. The decrease for 2008 versus the combined 2007 pre and post-IPO periods was the result of changes in the payment structure in the ESAs that became effective upon the completion of the IPO discussed above, combined with a February 2008 increase in the rate per digital screen, offset by a slight decrease in 2008 founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $47.9 million for the year ended January 1, 2009 compared to $46.1 million for the combined 2007 pre and post-IPO periods, or an increase of 3.9%. Selling and marketing costs have increased primarily due to an expansion in the local sales force and an increase in local sales commissions (associated with increased sales) and higher direct marketing costs associated with the increase in the number of CineMeetings and Fathom events. There was also an increase in the provision for bad debt reflecting the broader local client base and higher local revenue.

Administrative and other costs. Administrative and other costs for the year ended January 1, 2009 was $24.9 million compared to $22.9 million for the combined 2007 pre and post-IPO periods, an increase of 8.7% primarily due to increased professional fees and personnel costs associated with being a public company and additional personnel associated with the growth in our network and higher activity in our meetings and events division.

Depreciation and amortization. Depreciation and amortization expense increased in 2008 compared to the combined 2007 pre and post-IPO periods primarily as a result of increased depreciation on additional equipment in network affiliate theatres and investments in software development and other network infrastructure made to support the growth of our network and amortization expense recognized on additional intangible assets recorded related to activity associated with the annual Common Unit Adjustment.

Net income (loss). Net income generated for the year ended January 1, 2009 was $15.9 million compared to net income for the 2007 post-IPO period of $24.8 million and a net loss for the 2007 pre-IPO period of $4.2 million due to an increase in operating income, decreased income taxes and minority interest, which was offset by a non-operating impairment charge and higher net interest expense. The increase in net interest expense is primarily due to a $14.2 million non-cash charge to interest expense related to the change in the status of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Note 1 and 9 to the consolidated financial statements included elsewhere in this document, partially offset by lower market interest rates on the unhedged portion of our debt. The $11.5 million non-operating impairment charge related to our investment in a start-up advertising company as discussed in Note 1 and Note 11 to the consolidated financial statements included elsewhere in this document. The decrease in income taxes is due to lower pre-tax income and lower effective state income tax rate, partially offset by an increase in our effective tax rate caused primarily by a valuation allowance we recorded against the deferred tax asset related to the non-operating impairment charge. The decrease in net minority interest is primarily due to the lower amount of income allocable to the minority interest, caused by the items discussed above offset by additional common membership units issued in 2008.

2007 Pre and Post-IPO Periods and the Year Ended December 28, 2006

Revenue. Total revenue of the Company for the 2007 post-IPO period was $308.3 million, while total revenue for the 2007 pre-IPO period was $23.6 million, as compared to $219.3 million during the twelve months ended December 28, 2006. The increase in the aggregate 2007 periods over the 2006 period was primarily the result of payments from the founding member beverage agreements, increase in national advertising inventory utilization and CPM, an increase in local advertising sales, the conversion or assignment of certain legacy contracts and increasing meetings and events revenue.

The aggregate national advertising revenue for the 2007 periods increase of 72.2% related primarily to an increase in national advertising inventory utilization to 87.0% from 77.5%, a 1.6% increase in CPMs, an increase in non-inventory on-screen and lobby revenue and a 5.4% increase in founding member attendance.

Local advertising revenue increased by 27.4% primarily due to an increase in screens and time sold. The meeting and events revenue increase of 11.4% related to an increase in Fathom revenue due to an increase in event count of approximately 50.0%, primarily for the Met, offset by 14.2% decrease in revenue for CineMeetings due to a 15.0% decrease in event count.

Total advertising contract value per attendee for the Company for the 2007 post-IPO period was $0.56, while the total advertising contract value per attendee was $0.30 for the 2007 pre-IPO period and $0.38 during the year ended December 28, 2006. The increase in the advertising contract value per attendee for the combined 2007 post-IPO period and 2007 pre-IPO period versus the year ended December 28, 2006 was primarily the result of increased inventory utilization through an increase in expenditures from certain existing clients and the expansion of our advertising client base. The increase was also due to an increase in sales of non-inventory on-screen and lobby revenue, such as the sale of branded content segments, cell phone trailer segments and lobby promotional items.

Operating expenses. Total operating expenses for the 2007 post-IPO period were $103.8 million, $12.9 million during the 2007 pre-IPO period and $95.0 million for the year ended December 28, 2006. The increase of the combined 2007 post-IPO period and 2007 pre-IPO period versus total operating expenses for the year ended December 28, 2006 was primarily the result of the increase in local sales commissions and event costs associated with the increase in Fathom revenue discussed above and increased expenses due to additional staffing and infrastructure required to support the increase in the number of advertising contracts, expansion of the network and public company compliance costs.

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

Theatre access fees/circuit share costs. Theatre access fees of the Company for the 2007 post-IPO period were $41.5 million, while circuit share expense was $14.4 million during the 2007 pre-IPO period and $130.1 million during the year ended December 28, 2006. The decrease for the 2007 post-IPO period versus the NCM LLC 2007 pre-IPO period and the year ended December 28, 2006 was primarily the result of the amended and restated ESAs that became effective upon the completion of the IPO.

Net income (loss). Net income generated by the Company for the 2007 post-IPO period was $24.8 million, while for the 2007 pre-IPO period there was a net loss of $4.2 million and there was a net loss of $10.5 million during the year ended December 28, 2006. The increase in the profitability of the Company for the 2007 post-IPO period versus the periods prior to the IPO was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in interest expense associated with the new credit facilities and the income taxes and expenses associated with the tax receivable agreement and minority interest expense associated with the new corporate structure. The comparability of the net income of the periods presented is limited due to the differing lengths of the periods, size of our network and changes in the corporate structure and capitalization.

Known Trends and Uncertainties

The current challenging macro-economic environment and current weak advertising environment in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, we are cautiously optimistic that the impact to our business will be mitigated due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other mediums, and the impact of our broader national network and the related increase in salable impressions. In addition, our advance bookings for 2009 at the end of 2008 were approximately 41% higher than 2008 bookings were at the end of 2007. As noted previously, in 2008 we added three large circuits to our network with the addition of Kerasotes and Hollywood, and the integration of AMC Loews. These additions have added nearly 100 million new attendees on a full-year pro-forma basis, representing approximately a billion new salable advertising impressions. Our sales force has integrated these additional impressions into the advertising sales process during 2008 and we expect that the yield on these attendees should be higher in 2009 than in 2008. In addition, we believe that these new circuits will strengthen our selling proposition in comparison to other national advertising platforms. It should be noted, however, that while our local advertising business is benefiting from the expansion of screens in our network, it has begun to be adversely affected by the impact of the current economic downturn on our local customers and their advertising spending.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2008, we sold 90 seconds to two of our founding members and 60 seconds to the third. In 2009, all three founding members will acquire only 60 seconds, thereby reducing our beverage revenue received from our founding members. However, this inventory previously sold to the founding members will now be available for sale to our national advertising clients, which could reduce the impact of the lower founding member commitment.

During the fourth quarter of 2008, we recorded an other-than-temporary impairment on our investment in IdeaCast and the long-term asset representing the value of the call right to convertible debt in IdeaCast. The impairment was recorded in the fourth quarter of 2008 as there were substantive changes in the circumstances surrounding IdeaCast’s operations, including default under terms of their debt covenants and the emergence of liquidity issues, among other items. Refer to Note 1 to the consolidated financial statements included elsewhere in this document for additional details of the transactions with IdeaCast. In addition, IdeaCast’s lender has an option to put, or require us to purchase up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. We have recorded an estimated liability on the put obligations, which we have recorded to other long-term liabilities of $4.5 million at January 1, 2009. Refer to Note 1 and Note 11 to the consolidated financial statements included elsewhere in this document for additional details of the put. IdeaCast is currently in the process of negotiating a restructuring of its debt and certain other agreements, however we cannot be certain when or if a restructuring will be completed. We believe that if a restructuring arrangement is reached that it will likely include a revision or unwinding of the terms of the put and call agreement with the lender and as a result NCM likely will own a continuing interest in the assets of IdeaCast. If a restructuring cannot be achieved, or if the actual net obligation is different than our estimated value, there could be an adverse effect to future earnings, however we believe any such amount would be immaterial.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of January 1, 2009, our cash, cash equivalents and short-term investments balance was $69.2 million, an increase of $39.3 million compared to the balance of $29.9 million as of December 27, 2007.

NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC’s revolving credit facility includes $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of January 1, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI to fulfill its funding commitment. Such reduced funding is not expected to be required to meet our liquidity needs. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so.

We do not expect LCPI to fulfill their commitment to fund this remaining amount. However, we believe we have sufficient liquidity to conduct our normal operations and do not expect the events with Lehman to have a material impact on our liquidity. Refer to Note 1 to our consolidated financial statements for further discussion regarding Lehman’s bankruptcy.

The increase in our liquidity position from December 27, 2007 was due to cash flow generated from operating activities and to a lesser extent additional net borrowings under the revolving credit facility. We do not expect to make repayments to reduce our revolving credit facility.

Cash Flows (in millions).	Year Ended Jan. 1, 2009	Post-IPO Period Ended Dec. 27, 2007	Pre-IPO Period Ended Feb. 13, 2007	Year Ended Dec. 28, 2006
Operating cash flow	$124.5	$37.3	$2.2	$8.3
Investing cash flow	$(7.5)	$(30.2)	$(0.5)	$(6.3)
Financing cash flow	$(68.6)	$5.4	$(0.1)	$4.7

•	Operating Activities. The increase in funds provided by operating activities for the year ended January 1, 2009 versus the combined 2007 pre and post-IPO periods was primarily due to higher revenue levels, changes in the timing of the collection of accounts receivable balances, the timing of payments for normal operating expenditures and lower payments to the founding members related to the transition from a circuit share to a theatre access fee structure after the IPO.

•

Investing Activities. The change in investing cash flows for the year ended January 1, 2009 versus the combined 2007 pre and post-IPO periods was primarily due to converting short-term cash investment funds into cash, offset by higher levels of capital expenditures primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres and to a lesser extent investments in our new website. In addition, during the 2007 post-IPO period we utilized $7.0 million to invest in IdeaCast, an unconsolidated affiliate.

•

Financing Activities. The change in financing cash flows for the year ended January 1, 2009 versus the combined 2007 pre and post-IPO periods was primarily due to net borrowings on our revolving credit facility, decreased by funds used in 2008 for available cash distributions to our founding members and dividend payments. In 2007, we had funds generated from net proceeds related to the IPO and net borrowings on our senior secured credit facility.

Our cash balances will fluctuate due to the timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan, income tax payments, tax sharing payments to our founding members and quarterly dividends to our common shareholders we expect to pay pursuant to our dividend policy.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are generated by its operating activities.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues at NCM LLC. NCM LLC is required pursuant to terms of the operating agreement effective as of February 13, 2007 to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the year ended January 1, 2009 was $131.0 million, of which $55.6 million was NCM, Inc.’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in January 2009 of $0.16 per share (approximately $6.8 million) which will be paid on April 2, 2009. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend.

Capital expenditures. Capital expenditures of NCM LLC have typically been related to equipment required for our NOC and content production and post-production facilities, digital content system and “back-office” capitalized software upgrades developed primarily by our programmers, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended January 1, 2009 were $16.7 million (including $5.3 million associated with network affiliate additions) compared to $14.4 million (including $6.5 million associated with network affiliate additions) for the 2007 post-IPO period and $0.6 million for the 2007 pre-IPO period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within NCM LLC’s founding members’ theatres have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the amended and restated ESAs.

We expect to make approximately $8.0 million to $10.0 million of capital expenditures in fiscal 2009, primarily for upgrades to our digital content system, distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site and network equipment related to newly built network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. These capital expenditures may be increased should we decide to add any additional network affiliates to our network. We expect that these additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below. We also expect 2009 depreciation and amortization to increase over 2008 with a full year of amortization of the intangible asset and addition of the future common unit adjustment intangible assets.

Financings

Senior secured credit facility. On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The net proceeds of the term loan were used, together with $59.8 million of proceeds from the offering, to redeem all the preferred membership units of NCM LLC for an aggregate price of $769.5 million. The term loan will be due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. The outstanding balance of the term loan facility at January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at January 1, 2009 was $74.0 million. As of January 1, 2009, the effective rate on the term loan was 6.01% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.75%. The weighted-average interest rate on the unhedged revolver was 3.19%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2009, including the amount of debt that is required to be hedged. The debt covenants require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of January 1, 2009, the Company had approximately 76% hedged. Of the $550.0 million that is hedged, $137.5 million is with Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman. The LBSF portion is in default as a result of the Lehman and LBSF bankruptcies. Excluding the LBSF portion, the Company had approximately 57% of its term loan hedged. While not required in order to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC.

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

Revenue recognition. NCM LLC considers estimates regarding make-good provisions in advertising revenue to be a critical accounting policy that requires mathematical calculations used to determine the shortfall of advertising impressions delivered. On-screen advertising revenue is recognized in the period in which theatre attendees (impressions) are provided. On-screen advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than the amount contracted. The amount contracted is based on an estimate of attendees at the date the contract is signed. When actual attendance, based on amounts reported by the founding members, is less than contracted, a make-good provision is required.

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R), and the determination of fair value of options for accounting purposes requires that management make complex estimates and judgments. We utilize the Black-Scholes option price model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used. The following assumptions were used in the valuation of the options:

•

Expected life of options—The expected life of the options is determined by using the average of the vesting and contractual terms of the options (the “simplified method” as described in SEC Staff Accounting Bulletin 110). Due to the short length of time over which our options have been outstanding, the Company has not developed a historical option exercise experience and has determined that the simplified method is a reasonable basis to estimate the expected life of the options.

•	Risk free interest rate—The risk-free interest rate is determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•

Expected volatility—NCM closed its IPO on February 13, 2007. Since the length of time our shares have been publicly traded is shorter than the contractual terms of our options, we believe historical volatility may not be completely representative of future stock price trends. As a result, we estimate expected volatility based on comparable companies and industry indexes for historic stock price volatility. Until such time as we have sufficient historical information to derive an implied volatility we expect to continue to use this method as long as we believe such companies are comparable to us.

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy.

Fair Value Estimation. NCM LLC considers estimates regarding the fair value of our investment in IdeaCast, Inc. and the associated call right and put obligation on the convertible debt in IdeaCast to be a critical accounting policy that requires significant judgments, assumptions and estimates used in the preparation of its financial statements. The Company’s preferred stock investment in IdeaCast, Inc., which is accounted for as an available-for-sale debt security, requires significant management judgment because the securities, along with the call right and put obligation, are not publicly traded and as a result there is no readily determinable fair value. Through the third quarter of 2008, the Company based its estimated fair value on a discounted cash flows model that probability weighted IdeaCast’s potential future cash flows under various scenarios using certain assumptions such as the number of installed clubs, capital expenditures per club installation, advertising inventory, utilization rate and CPM as significant inputs. Management’s judgment was used to consider additional factors including, but not limited to product development activity; whether there have been significant changes, positive or negative, in the prospects for IdeaCast’s business; and the overall health of IdeaCast and its industry.

As of January 1, 2009, management’s judgment was required to assess whether the investment and the call option were impaired, and if so, whether the impairment was temporary or other-than-temporarily impaired. In addition, management’s judgment was required to assess whether a loss should be recorded under the contingent liability under the put option.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, as clarified by FIN No. 48, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We currently have a valuation allowance against certain of our deferred tax assets as we believe it is more likely than not that we will not realize such assets in future periods. In addition, due to the basis differences resulting from our IPO date transactions and subsequent adjustments pursuant to the Common Unit Adjustment agreement, and entry into the Tax Receivable Agreement with our founding members, we are required to make cash payments to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. The requirements of the Tax Receivable Agreement, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical taxing outcomes exclusive of the IPO date transaction and agreements. If we were to fail to meet certain of the requirements of the Tax Receivable Agreement, we could be subject to additional payments to taxing authorities or to our founding members.

In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We are subject to examination by tax authorities for years beginning with 2007.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations at January 1, 2009 were as follows:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	After 2013
	(in millions)
Borrowings	$725.0	$—	$—	$—	$725.0
Future interest on borrowings (1)	275.4	43.2	88.7	91.2	52.3
Office leases	7.9	2.1	3.2	2.5	0.1
Long-term liability-put obligation (2)	10.0	—	10.0	—	—
Network affiliate agreements (3)	24.0	6.4	12.7	4.9	—

Total contractual cash obligations	$1,042.3	$51.7	$114.6	$98.6	$777.4

(1)	The amounts of future interest payments in the table above are based on the amount outstanding on the term loan, estimated rates of interest over the term of the variable rate portion and the rates in effect on our interest rate swap. The terms of the senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million ($137.5 million of which is with Lehman) of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. In addition, we have a variable rate revolving credit agreement. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

(2)	The value in this table represents the maximum potential payout. The obligation is recorded in other liabilities as a contingent liability at its estimated cost of $4.5 million, which is net of the estimated value of the assets that would be received upon the exercise of the put right. See further discussion of the obligation under Note 11 to the consolidated financial statements included elsewhere in this document.

(3)	The value in this table represents the maximum potential payout. For additional details see the information provided under Note 11 to the consolidated financial statements included elsewhere in this document.

The amended and restated ESAs entered into at the completion of our IPO require payments based on a combination of founding member attendance and the number of digital screens of each founding member. The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies while the amount relating to the screens factor will be more predictable but will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of the founding members. The payments made to founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation.

The tax receivable agreement entered into at the completion of our IPO provides for the payment by us to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets. The payments to the founding members are based, in part, on actual annual income and as such, will vary based on our operating results. The table above does not include amounts payable under the tax receivable agreement as they are based on variable factors, which are not capable of precise estimation.

Seasonality

The levels of revenue, operating income, net income, OIBDA and Adjusted OIBDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles and higher theatre attendance. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, net income, OIBDA and Adjusted OIBDA and our operating margins are lower in the first quarter than the other quarters of a given year. Given this variability, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. An increase or decrease in interest rates would affect interest costs relating to the variable portion of our senior secured debt facility, which is not covered under the hedging agreement. We have entered into a fixed interest rate swap arrangements that hedge $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. As of January 1, 2009, we are faced with uncertainty regarding the $137.5 million portion of the interest rate swap agreement with Lehman as discussed in Note 1 to our consolidated financial statements, with respect to which LBSF is in default. If that portion of the swap were terminated, there would be an additional $137.5 million of unhedged variable rate debt outstanding and a 100 basis point fluctuation in market interest rates would have increased or decreased our interest expense by approximately $3.9 million for an annual period on a total of $386.5 million of unhedged debt. Because each of our interest rate swaps, including the one with Lehman, was in a liability position at January 1, 2009, we are not currently exposed to counterparty risk related to the swaps.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of January 1, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of January 1, 2009 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of January 1, 2009, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and

Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of January 1, 2009 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of January 1, 2009 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, CO

We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary as of January 1, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2009 of the Company and our report dated March 5, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Denver, CO

March 5, 2008

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

Our Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our board of directors, chief executive officer and chief financial officer. The Code of Business Conduct and Ethics sets forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of the Company’s property, business opportunities and proprietary information. Our Code of Business Conduct and Ethics is available free of charge on our website at NCM.com under the tab “Investor Relations—Corporate Governance.” We intend to post on our website any amendments to, or waivers from our Code of Business conduct and Ethics applicable to senior financial executives.

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Dated:	March 6, 2009	/s/ KURT C. HALL
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Dated:	March 6, 2009	/s/ GARY W. FERRERA
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KURT C. HALL	President, Chief Executive Officer (Principal Executive Officer)	March 6, 2009
Kurt C. Hall

/s/ GARY W. FERRERA Gary W. Ferrera	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 6, 2009

/s/ MICHAEL L. CAMPBELL	Director	March 6, 2009
Michael L. Campbell

/s/ LAWRENCE A. GOODMAN	Director	March 6, 2009
Lawrence A. Goodman

/s/ DAVID R. HAAS	Director	March 6, 2009
David R. Haas

/s/ JAMES R. HOLLAND, JR.	Director	March 6, 2009
James R. Holland, Jr.

/s/ STEPHEN L. LANNING	Director	March 6, 2009
Stephen L. Lanning

/s/ EDWARD H. MEYER	Director	March 6, 2009
Edward H. Meyer

/s/ LEE ROY MITCHELL	Director	March 6, 2009
Lee Roy Mitchell

/s/ SCOTT N. SCHNEIDER	Director	March 6, 2009
Scott N. Schneider

INDEX TO EXHIBITS

Exhibit	Reference	Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(20)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(21)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(22)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(19)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

Exhibit	Reference	Description
10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

10.13	(3)	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note).

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	*	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	*	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	*	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.17	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.17.1	*	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	*	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(4)	National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.19.1	*	First Amendment to National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.20	(5)	Form of Option Substitution Award. +

10.21	(6)	Form of Restricted Stock Substitution Award. +

Exhibit	Reference	Description
10.22	(7)	Form of Stock Option Agreement. +

10.22.1	*	Form of 2009 Stock Option Agreement. +

10.23	(8)	Form of Restricted Stock Agreement. +

10.23.1	*	Form of 2009 Restricted Stock Agreement. +

10.24	(9)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.25	(10)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(11)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(12)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.28	(13)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(14)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(15)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.31	(16)	Confirmation of Swap, dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.32	(17)	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.33	(18)	National CineMedia, Inc. 2008 Performance Bonus Plan +

10.33.1	*	First Amendment to National CineMedia, Inc. 2008 Performance Bonus Plan +

10.34	*	Form of Restricted Stock Unit Agreement. +

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	The audited financial statements of National CineMedia, LLC as of and for the year ended January 1, 2009 (and comparative periods).

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

(4)	Incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(5)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(6)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(7)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(8)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(9)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.

(10)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.

(11)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.

(12)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(13)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(14)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(15)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(16)	Incorporated by reference to Exhibit 10.5 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(17)	Incorporated by reference to Exhibit 10.6 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(18)	Incorporated by reference to Appendix B from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 28, 2008.

(19)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.

(20)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.

(21)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.

(22)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.

INDEX TO FINANCIAL STATEMENTS

Page
National CineMedia, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of January 1, 2009 and December 27, 2007	F-3

Statements of Operations for the year ended January 1, 2009, the period February  13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006

F-4

Statements of Stockholders’ Equity/(Deficit) and Comprehensive Income for the year ended January  1, 2009 and the period February 13, 2007 through December 27, 2007 and Statements of Members’ Equity/(Deficit) for the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006

F-5

Statements of Cash Flows for the year ended January 1, 2009, the period February  13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006

F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, CO

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary as of January 1, 2009 and December 27, 2007, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended January 1, 2009 and for the period February 13, 2007 through December 27, 2007 and for National CineMedia, LLC the related statements of operations, members’ equity (deficit) and cash flows for the period December 29, 2006 through February 12, 2007 and for the year ended December 28, 2006 (National CineMedia, Inc., and National CineMedia, LLC, are collectively referred to as the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc. and subsidiary as of January 1, 2009 and December 27, 2007, and the related consolidated statements of operations, stockholders equity (deficit) and cash flows for the year ended January 1, 2009 and for the period February 13, 2007 through December 27, 2007 and for National CineMedia, LLC the related statements of operations, members’ equity (deficit) and cash flows for the period December 29, 2006 through February 12, 2007 and for the year ended December 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Denver, CO

March 5, 2009

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions)

	January 1, 2009	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.2	$20.8
Short-term investments	—	9.1
Receivables, net of allowance of $2.6 and $1.5 million, respectively	92.2	93.2
Prepaid expenses	1.6	1.9
Income taxes receivable	3.6	1.7
Other current assets	0.8	0.4

Total current assets	167.4	127.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27.0 and $17.3 million, respectively	28.0	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $1.5 and $0 million, respectively	111.8	—
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $2.0 million and $0, respectively	290.4	293.8
Debt issuance costs, net	11.1	13.0
Investment in affiliate	—	7.0
Other long-term assets	0.9	0.5

Total other assets	302.4	314.3

TOTAL	$609.6	$463.6

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.6	15.8
Taxes payable to founding members	17.0	13.4
Accrued expenses	6.7	10.6
Accrued payroll and related expenses	7.5	10.2
Accounts payable	11.3	6.6
Deferred revenue and other current liabilities	3.6	3.3

Total current liabilities	71.7	59.9
OTHER LIABILITIES:
Borrowings	799.0	784.0
Deferred tax liability	54.1	55.4
Taxes payable to founding members	118.9	122.3
Interest rate swap agreements	87.7	14.4
Other long-term liabilities	4.5	—

Total other liabilities	1,064.2	976.1

Total liabilities	1,135.9	1,036.0

COMMITMENTS AND CONTINGENCIES (NOTE 11) STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,109,966 and 42,000,000 issued and outstanding, respectively	0.4	0.4
Retained earnings	1.8	12.2
Distributions in excess of additional paid in capital	(513.8)	(581.1)
Accumulated other comprehensive loss	(14.7)	(3.9)

Total stockholders’ equity/(deficit)	(526.3)	(572.4)

TOTAL	$609.6	$463.6

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
REVENUE:
Advertising (including revenue from founding members of $43.3, $40.9, $0.0 and $0.0 million, respectively)	$330.3	$282.7	$20.6	$188.2
Administrative fees—founding members	—	—	0.1	5.4
Meetings and events	38.9	25.4	2.9	25.4
Other	0.3	0.2	—	0.3

Total	369.5	308.3	23.6	219.3

OPERATING EXPENSES:
Advertising operating costs	18.7	9.1	1.1	9.2
Meetings and events operating costs	25.1	15.4	1.4	11.1
Network costs	17.0	13.3	1.7	14.7
Theatre access fees/circuit share costs—founding members	49.8	41.5	14.4	130.1
Selling and marketing costs	47.9	40.9	5.2	38.2
Administrative costs	24.9	20.1	2.8	17.0
Severance plan costs	0.5	1.5	0.4	4.2
Depreciation and amortization	12.4	5.0	0.7	4.8

Total	196.3	146.8	27.7	229.3

OPERATING INCOME (LOSS)	173.2	161.5	(4.1)	(10.0)

Interest Expense, Net:
Borrowings	51.8	48.0	0.1	0.5
Change in derivative fair value	14.2	—	—	—
Accretion of interest on the discounted income taxes payable to founding members	12.0	9.9	—	—
Interest income and other	(1.0)	(0.7)	—	—

Total	77.0	57.2	0.1	0.5
Impairment and related loss	11.5	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	84.7	104.3	(4.2)	(10.5)
Provision for Income Taxes	35.0	41.9	—	—
Minority Interest, Net	33.8	37.6	—	—

NET INCOME (LOSS)	$15.9	$24.8	$(4.2)	$(10.5)

EARNINGS PER SHARE:
Basic	$0.38	$0.59
Diluted	$0.38	$0.59
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,040,879	42,000,000
Diluted	42,041,305	42,182,811

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT) AND

STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE INCOME

(In millions, except share data)

	Class A Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
	Shares	Amount
Members’ Equity/(Deficit)
Balance—December 29, 2005						$9.8

Capital contribution from Members						0.9
Contribution of Severance Plan payments						4.2
Distribution to Members						(0.9)
Net loss						(10.5)

Balance—December 28, 2006						3.5

Contribution of Severance Plan payments						0.4
Net loss						(4.2)

Balance—February 12, 2007						$(0.3)

Stockholders’ Equity/(Deficit)
Balance—February 13, 2007	—	—	—	—	—	—
Issuance of common stock	42,000,000	$0.4	$825.8	—	—	$826.2
Distributions to Members, net of related deferred taxes established at IPO date	—	—	(1,421.2)	—	—	(1,421.2)
Contributions from Members	—	—	11.2	—	—	11.2
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax of $10.5 million	—	—	—	—	(3.9)	(3.9)
Net income	—	—	—	24.8	—	24.8

Total Comprehensive Income, net of tax						$20.9
Share-based compensation expense	—	—	3.1	—	—	3.1
Cash dividends declared of $0.45 per share	—	—	—	(12.6)	—	(12.6)

Balance—December 27, 2007	42,000,000	$0.4	$(581.1)	$12.2	$(3.9)	$(572.4)

Distributions to Members	—	—	(57.6)	—	—	(57.6)
Contributions from Members	—	—	5.2	—	—	5.2
Subsidiary equity issued for purchase of intangible asset	—	—	116.1	—	—	116.1
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax of $48.3 million	—	—	—	—	(10.8)	(10.8)
Net income	—	—	—	15.9	—	15.9

Total Comprehensive Income, net of tax						$5.1
Share-based compensation expense	—	—	3.4	—	—	3.4
Stock option exercise/restricted stock vesting	109,966	—	0.2	—	—	0.2
Cash dividends declared $0.63 per share	—	—	—	(26.3)	—	(26.3)

Balance—January 1, 2009	42,109,966	$0.4	$(513.8)	$1.8	$(14.7)	$(526.3)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$15.9	$24.8	$(4.2)	$(10.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	7.3	14.3	—	—
Minority Interest	33.8	37.6	—	—
Depreciation and amortization	12.4	5.0	0.7	4.8
Non-cash severance plan and share-based compensation	3.9	4.6	0.7	6.1
Non-cash impairment and related loss	11.5
Accretion of interest on the discounted income taxes payable to founding members	12.0	9.9	—	—
Net realized and unrealized hedging transactions	14.2	—	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.9	1.7	—	—
Changes in operating assets and liabilities:
Receivables—net	1.0	(41.8)	12.6	(27.3)
Accounts payable and accrued expenses	(1.9)	13.9	(4.4)	4.4
Amounts due to founding members	(0.6)	(51.2)	(3.7)	33.4
Income taxes and other	13.1	18.5	0.5	0.9
Payment of severance plan costs	—	—	—	(3.5)

Net cash provided by operating activities	124.5	37.3	2.2	8.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16.6)	(13.8)	(0.5)	(6.3)
Proceeds from sale of short-term investments	9.1	—	—	—
Purchases of short-term investments and other	—	(9.4)	—	—
Investment in affiliate	—	(7.0)	—	—

Net cash used in investing activities	(7.5)	(30.2)	(0.5)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(26.3)	(12.6)	—	—
Proceeds from borrowings	139.0	924.0	13.0	66.0
Repayments of borrowings	(124.0)	(150.0)	(13.0)	(56.0)
Proceeds from founding member contributions	9.7	7.5	—	0.9
Distribution to founding members	(67.2)	(1,579.8)	—	(0.9)
Proceeds from stock option exercises	0.6	—	—	—
Repurchase of stock for restricted stock tax withholding	(0.4)
Sale of common stock	—	882.0	—	—
Payment of offering costs and fees	—	(51.1)	(0.1)	(4.0)
Payment of debt issuance costs	—	(14.6)	—	—
Proceeds of short-term borrowings from founding members	—	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	—	(4.3)

Net cash provided by (used in) financing activities	(68.6)	5.4	(0.1)	4.7

CHANGE IN CASH AND CASH EQUIVALENTS	48.4	12.5	1.6	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	20.8	8.3	6.7	—

End of period	$69.2	$20.8	$8.3	$6.7

(Continued)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.5	$1.5	$0.4	$4.2
Increase in distributions payable to members	$28.3	$20.4	—	—
Contributions from members collected after period end	$0.4	$3.7	—	—
Integration payment from members collected after period end	$1.2	—	—	—
Purchase of an intangible asset with subsidiary equity	$116.1	—	—	—
Increase in property and equipment not requiring cash in the period	—	$0.6	—	$0.3
Increase in deferred offering costs	—	—	—	$0.5
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Taxes payable to founding members	—	$125.8	—	—
Additional paid-in-capital	—	$119.6	—	—
Deferred offering costs reclassified to equity	—	$4.7	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	$48.3	$44.0	$0.1	$0.4
Cash paid for income taxes	$0.9	$8.1	—	—

See accompanying notes to consolidated financial statements.

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Formation of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meeting, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under multi-year network affiliate agreements, which expire at various dates.

NCM LLC was formed through the combination of the operations of National Cinema Network, Inc. (“NCN”), a wholly owned subsidiary of AMCE, and Regal CineMedia Corporation (“RCM”), a wholly owned subsidiary of Regal. All assets contributed to and liabilities assumed by NCM LLC were recorded on NCM LLC’s accounting records in the amounts as reflected on the Members’ historic accounting records, based on the application of accounting principles for the formation of a joint venture under Emerging Issues Task Force (“EITF”) 98–4, Accounting by a Joint Venture for Businesses Received at its Formation. Although legally structured as a limited liability company, NCM LLC was considered a joint venture for accounting purposes given the joint control provisions of the operating agreement among the members, consistent with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. RCM and NCN are each considered to be predecessors of NCM LLC. Cinemark became a founding member on July 15, 2005 through units, which were issued to Cinemark Media, Inc. (“Cinemark Media”), a wholly owned subsidiary of Cinemark USA, Inc.

Initial Public Offering and Related Transactions

On February 13, 2007, NCM, Inc. closed its initial public offering (“IPO”) of 42,000,000 shares of common stock at a price to the public of $21.00 per share. NCM, Inc. received net proceeds of approximately $826.2 million, after deducting underwriting discounts and commissions and offering expenses of approximately $55.8 million.

NCM, Inc. used the net proceeds from the IPO to purchase a 44.8% interest in NCM LLC, paying NCM LLC $746.1 million, which included reimbursement to NCM LLC for expenses it advanced related to the IPO and paying the founding members $78.5 million for a portion of the NCM LLC units owned by them. As the managing member of NCM LLC, NCM, Inc. consolidates the operations of NCM LLC. Remaining proceeds of approximately $1.6 million were retained by NCM, Inc. NCM LLC paid $686.3 million of the funds received from NCM, Inc. to the founding members as consideration for their agreement to modify the then-existing ESAs. Proceeds received by NCM LLC from NCM, Inc. of $59.8 million, together with $709.7 million net proceeds from NCM LLC’s new senior secured credit facility, were used to redeem $769.5 million in NCM LLC preferred units held by the founding members. The preferred units were created immediately prior to the IPO in a non-cash recapitalization of each membership unit into one common unit and one preferred unit. Immediately prior to this non-cash recapitalization, the existing common units and employee unit options were split on a 44,291-to-1 basis. All unit and per unit amounts in these financial statements reflect the impact of this split.

At January 1, 2009, NCM LLC had 99,419,620 membership units outstanding, of which 42,109,966 (42.4%) were owned by NCM, Inc., 24,903,259 (25.0%) were owned by RCM, 18,414,743 (18.5%) were owned by AMC, and 13,991,652 (14.1%) were owned by Cinemark.

The ESAs with the founding members were amended and restated in conjunction with the IPO. Subject to limited exceptions, under the ESAs NCM LLC is the exclusive provider of advertising services to the founding members for a 30-year term (with a five-year right of first refusal commencing one year before the end of the term) beginning February 13, 2007 and meetings and event services to the founding members for an initial five-year term, with an automatic five-year renewal providing certain financial tests are met. In exchange for the right to provide these services to the founding members, NCM LLC is required to pay to the founding members a theatre access fee which is a specified calculation based on the attendance at the founding member theatres and the number of digital screens in founding member theatres. Prior to the IPO, NCM LLC paid to the founding members a percentage of NCM LLC’s advertising revenue as advertising circuit share. Upon the completion of the IPO, the founding members assigned to NCM LLC all “legacy contracts”, which are generally contracts for advertising sold by the founding members prior to the formation of NCM LLC but which were unfulfilled at the date of formation. In addition, the founding members made additional time available for sale by NCM LLC, subject to a first right to purchase the time, if needed, by the founding members to fulfill advertising obligations with their in-theatre beverage concessionaries. NCM, Inc. also entered into employment agreements with five executive officers to carry out obligations entered into pursuant to a management services agreement between NCM, Inc. and NCM LLC.

Basis of Presentation

The Company has prepared its consolidated financial statements and related notes in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company’s historical financial data may not be indicative of the Company’s future performance nor will such data reflect what its financial position and results of operations would have been had it operated as an independent publicly traded company during the entirety of all periods presented. The Company’s IPO was completed in February 2007. In addition, as a result of the various related-party agreements discussed in Note 7, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

The founding members received all of the proceeds from the IPO and the related issuance of debt, except for amounts needed to pay out-of-pocket costs of the financings and other expenses, and $10.0 million to repay outstanding amounts under NCM LLC’s then-existing revolving line of credit agreement. In conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the founding members, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the founding members had no cost basis in the ESAs, all payments to the founding members with the proceeds of the IPO and related debt, amounting to approximately $1.456 billion, have been accounted for as distributions, except for the payments to liquidate accounts payable to the founding members arising from the ESAs. The distributions by NCM LLC to the founding members made at the date of the IPO resulted in a consolidated stockholders’ deficit. As a minority interest cannot be shown as an asset, the founding members’ interest in NCM LLC’s members’ equity is included in distributions in excess of paid in capital in the accompanying January 1, 2009 and December 27, 2007 balance sheets.

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

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007
Net Income (in millions)	$15.9	$24.8

Weighted average shares outstanding:
Basic	42,040,879	42,000,000
Add: Dilutive effect of stock options and restricted stock	426	182,811

Diluted	42,041,305	42,182,811

Earnings per share:
Basic	$0.38	$0.59
Diluted	$0.38	$0.59

The effect of the 55,608,459 and 51,850,951 convertible NCM LLC common units held by the founding members for the year ended January 1, 2009 and the post-IPO period, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive due to inclusion in interest expense of non-cash accretion of the discounted taxes payable to founding members, which is not deducted by NCM LLC. In addition, there were 915,499 and 20,904 stock options and 52,208 and 2,575 non-vested shares for the year ended January 1, 2009 and the post-IPO period, respectively, excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

Summary of Significant Accounting Policies

Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

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

Segment Reporting— Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information requires companies to disclose certain information about operating segments. The meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting based on the criteria within SFAS No. 131.

Revenue Recognition—Advertising revenue and administrative fees from legacy contracts are recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Advertising revenue is recorded net of make-good provisions to account for delivered attendance that is less than contracted attendance. When remaining delivered attendance is provided in subsequent periods, that portion of the revenue earned is recognized in that period. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Meetings and events revenue is recognized in the period in which the event is held. Legacy contracts are advertising contracts with the founding members prior to the formation of NCM LLC, which were not assigned to NCM LLC until the IPO was completed. Administrative fees earned by the Company prior to the IPO for its services in fulfilling the legacy contracts were based on a percentage of legacy contract revenue (32% during 2006 and the 2007 pre-IPO period).

Operating Costs—Advertising-related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatres circuits under the network affiliate agreements.

Meeting and event operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

In the 2007 pre-IPO period and prior periods, circuit share costs were fees payable to the founding members for the right to exhibit advertisements within the theatres, based on a percentage of advertising revenue. In the 2007 post-IPO period and subsequent periods, under the amended and restated ESAs, a payment to the founding members of a theatre access fee, in lieu of circuit share expense, comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time, is reflected in expense.

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

Restricted Cash—At January 1, 2009 and December 27, 2007, other non-current assets included restricted cash of $0.3, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.

Investments—The Company had no short-term investments at January 1, 2009. At December 27, 2007 the short-term investments balance was comprised of auction rate notes. The auction rate notes were liquidated after December 27, 2007 at par and the proceeds were reinvested in cash equivalents.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At January 1, 2009 , there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 27, 2007, there was one individual account representing approximately 15% of the Company’s gross receivable balance. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial conditions.

Receivables consisted of the following, in millions:

	As of January 1, 2009	As of December 27, 2007
Trade accounts	$90.2	$92.2
Other	4.6	2.5
Less allowance for doubtful accounts	(2.6)	(1.5)

Total	$92.2	$93.2

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 2. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

We account for the costs of software and web site development costs developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and EITF 00-2, Accounting for Web Site Development Costs. The SOP and EITF requires the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of our software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of January 1, 2009 and December 27, 2007, we had a net book value of $11.8 million and $9.3 million, respectively, of capitalized software and web site development costs. We recorded approximately $4.9 million, $2.8 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, respectively, in depreciation expense.

Construction in progress includes costs relating to installations of our equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 3. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.

We assess impairment of long-lived assets pursuant with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, none of the above triggering events has resulted in any material impairment charges.

Amounts Due to/from Founding Members—In the 2007 pre-IPO period and prior periods, amounts due to/from founding members included circuit share costs and cost reimbursements, net of the administrative fees earned on Legacy contracts. Amounts due to/from founding members in the 2007 post-IPO period and subsequent periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for meetings and events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Income Taxes—In the 2007 pre-IPO and prior periods, as a limited liability company, NCM LLC’s taxable income or loss was allocated to the founding members and, therefore, no provision or liability for income taxes was included in the financial statements.

Effective with the 2007 post-IPO period, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Refer to Note 5.

The Company follows FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. Refer to Note 5.

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to SFAS No. 157, Fair Value Measurements, which the Company adopted December 28, 2007, is as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At January 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:

Investment in Affiliate (1)	—	—	—	—

LIABILITIES:

Interest Rate Swap Agreements (2)	$87.7	—	$87.7	—

(1)

During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. (“IdeaCast”), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which give the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. Until the fourth quarter of 2008, the Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weights IdeaCast’s potential future cash flows under various scenarios and management’s judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded a full impairment to the value of the investment and the carrying value was adjusted to zero due to IdeaCast’s defaults on its senior debt during the fourth quarter of 2008 and resulting illiquidity. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the consolidated statement of operations since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast’s convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 11 for additional details.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ( in millions)
Year Ended January 1, 2009
Investment in Affiliate
Beginning Balance	$7.0
Total gains or losses (realized/unrealized)
Included in earnings	(7.0)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance	—

(2)	At the time of the IPO, NCM LLC entered into interest rate swap agreements with four counterparties, which qualified for and were designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%.

On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman, is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company withheld interest rate swap payments of $1.5 million that were due to LBSF. As of January 1, 2009 the interest rate swap agreement had not been terminated. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, or has entered into any negotiations to assign its swap agreement with NCM LLC. As of January 1, 2009, NCM LLC’s interest rate swaps liability was $87.7 million, of which $21.9 million is related to the LBSF swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at January 1, 2007 and December 27, 2007. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

The Company performed an effectiveness test for the swaps with LBSF as of September 14, 2008, the day immediately prior to the default date, and determined they were effective on that date. As a result, the fair values of the interest rate swap on that date was recorded as a liability with an offsetting amount recorded in other comprehensive income. Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the period from September 15, 2008 to January 1, 2009, there was a $13.8 million increase in the fair value of the liability and the Company recorded an offsetting debit to interest expense. In accordance with SFAS No. 133, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss will be amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the year ended January 1, 2009 was $0.4 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

Hedging Transactions
Balance—February 13, 2007	$—
Change in fair value	(14.4)
Tax effect and minority interest	10.5

Balance—December 27, 2007	(3.9)
Change in fair value	(59.5)
Tax effect and minority interest	48.3
Reclassifications into earnings	0.4

Balance—January 1, 2009	$(14.7)

Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 8, we have a balance of $11.1 million and $13.0 million in deferred financing costs as of January 1, 2009 and December 27, 2007, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we amortized $1.9 million, $1.6 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the price at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to “call,” or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 11 for additional details. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded in other long-term liabilities during the second quarter of 2008. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weights IdeaCast’s business potential future cash flows under various scenarios, including the likelihood of the call, put or option being executed and management’s judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded an impairment to the value of the call and the carrying value was adjusted to zero since the Company determined that the put was probable. The Company determined the impairment was other-then-temporary and the unrealized loss was reported as a non-operating loss in the consolidated statement of operations since the fair value was determined to be significantly below cost and the realizable value is not equal to or greater than the carrying value.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the revolving credit facility as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of short-term investments and interest rate swap agreements are the same since the Company accounts for these instruments at fair value. As the Company’s term loan does not have an active market, the Company has estimated the fair value of the term loan to be $514.8 million based on our analysis of current credit market conditions. The carrying value of the term loan was $725.0 million as of January 1, 2009.

Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. Refer to Note 9.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (currently referred to as a minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is evaluating the impact of SFAS No. 160 on its consolidated financial statements, including the impact to the presentation of the noncontrolling interest in the consolidated balance sheet, consolidated statements of operations and consolidated statements of stockholders equity/(deficit), potential changes in allocation of net income between the Company and the noncontrolling interest, and potential impact on future transactions between the Company and the noncontrolling interest.

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

2.	PROPERTY AND EQUIPMENT (in millions)

	As of January 1, 2009	As of December 27, 2007
Equipment	$53.3	$37.3
Leasehold Improvements	1.4	1.4
Less accumulated depreciation	(27.0)	(17.3)

Subtotal	27.7	21.4
Construction in Progress	0.3	0.8

Total property and equipment	$28.0	$22.2

For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we recorded depreciation of $10.2 million, $4.8 million, $0.6 million and $4.0 million, respectively.

3.	INTANGIBLE ASSETS

During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatres and attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights. The Company based the fair value of the intangibles on the fair value of the common membership units issued. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash integration payments to NCM LLC which will continue through January 2011 to account for the lack of access, which are recorded as a reduction of the intangible asset. As of January 1, 2009, $2.8 million has been applied to the intangible asset.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset related to the common membership units in 2008 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on–screen advertising agreement. The weighted-average amortization period is 29 years.

	As of January 1, 2009	As of December 27, 2007
	(in millions)
Beginning balance	$—	$—
Purchase of intangible asset subject to amortization	116.1	—
Less integration payments	(2.8)	—
Less accumulated amortization	(1.5)	—

Total intangible assets	$111.8	$—

For the year ended January 1, 2009 we recorded amortization of $1.5 million. No amount of amortization was recorded prior to the current year as there were no intangible assets,

The estimated aggregate amortization expense for each of the five succeeding years are as follows (in millions):

2009	$2.0
2010	2.0
2011	3.9
2012	3.9
2013	3.9

4.	ACCRUED EXPENSES (in millions)

	As of January 1, 2009	As of December 27, 2007
Make-good Reserve	$1.3	$4.0
Accrued Interest	4.0	2.3
Accrued beverage concessionaire unit cost	0.1	2.4
Other accrued expenses	1.3	1.9

Total accrued expenses	$6.7	$10.6

5.	INCOME TAXES

The components of the provision for income taxes for income from operations are as follows (in millions):

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007
Current :
Federal	$23.2	$22.3
State	4.5	5.3

Total current income taxes	$27.7	$27.6
Deferred :
Federal	$6.0	$11.6
State	1.3	2.7

Total deferred income taxes	$7.3	$14.3

Total income tax provision	$35.0	$41.9

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and minority interest by the U.S. federal statutory rate of 35% was (in millions):

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007
Provision calculated at federal statutory income tax rate	$29.6	$36.5
State and local income taxes, net of federal benefit	3.9	5.2
Change in valuation allowance	2.0	—
Other	(0.5)	0.2

Total income tax provision	$35.0	$41.9

The Company has provided total income taxes, as follows (in millions):

	Year Ended January 1, 2009		Period February 13, 2007 through December 27, 2007
	Pre-Tax Amount	Income Tax Provision	Pre-Tax Amount	Income Tax Provision
Income before income taxes and minority interest	$84.7	$35.0	$104.3	$41.9
Minority interest	(54.9)	(21.1)	(62.8)	(25.2)

Net tax provision		$13.9		$16.7

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

	As of January 1, 2009	As of December 27, 2007
Deferred tax assets:
Excess of tax basis over book basis – investment in consolidated subsidiary NCM LLC (1)(2)	$265.8	$289.8
Common Unit Adjustment (3)	6.7	—
Unrealized loss on hedging transactions	17.1	2.6
Other	3.6	1.8

Total deferred tax assets	293.2	294.2
Valuation allowance	2.0	—

Total deferred tax assets, net of valuation allowance	$291.2	$294.2

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members (4)	$51.5	$55.4
Other	2.8	—

Total deferred tax liabilities	$54.3	$55.4

(1)	The Company recorded a tax basis adjustment to reflect the Company’s share of the tax basis in excess of the book basis in the underlying assets of NCM LLC. NCM LLC made an election under Section 754 of the Internal Revenue Code when its tax return was prepared resulting in the positive tax basis adjustment on its tax-basis balance sheet of the Company for its acquired share of NCM LLC’s assets. The vast majority of this tax basis adjustment is attributable to intangible assets that are amortized over a 15-year period for federal income tax purposes.

The deferred tax asset for the investment in NCM LLC reflects the tax effected difference between the Company’s tax basis and its financial reporting basis. The basis difference results in part from the payments made to the founding members at the date of the IPO that were accounted for as distributions under generally accepted accounting principles, but which are treated as creating an amortizable asset for federal income tax purposes. In addition, the Company recorded a step-up in tax basis related to the investment in NCM LLC, which was not recorded for financial reporting purposes. Finally, the Company recorded a step-up in tax basis as a result of payments made by NCM, Inc. to the founding members under the tax receivable agreement.

(2)	For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of the founding members agreeing to modify NCM LLC’s payment obligations under the ESAs. The amount reflects the tax effect of NCM, Inc.’s share of this intangible asset, which is amortized over a 30-year life for federal income tax purposes.

(3)	For federal income tax and financial reporting purposes, an amortizable intangible asset was created as a result of the common unit adjustments, which are further described in Note 3. However, due to differences in tax and book measurement principles, there was a temporary difference in the recorded amounts for tax and book purposes.

(4)	NCM Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a deferred tax liability. We recorded accretion of interest on the discounted payable of $12.0 million and $9.9 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively.

On the IPO date, NCM Inc. and the founding members entered into a tax receivable agreement. Under the terms of this agreement, NCM Inc. will make cash payments to the founding members in amounts equal to 90% of NCM Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM Inc. would have been required to pay had there been no increase in NCM Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall generally apply to NCM Inc.’s taxable years up to and including the 30th anniversary date of the offering. The payment made in 2008 was $14.5 million for the 2007 post-IPO period.

In assessing the realizable value of deferred tax assets, primarily arising in connection with the IPO, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $2.0 million and $0 at January 1, 2009 and December 27, 2007, respectively, for its deferred assets related to the impairment loss recorded for the IdeaCast investment for which management believes it is more likely than not that these deferred tax assets will not be realized in future periods.

NCM Inc. recognizes accrued interest and penalties related to any uncertain tax positions in its income tax expense. As of January 1, 2009 or December 27, 2007, there was no expense or liability recorded for payment of interest and penalties associated with uncertain tax positions, and there were no unrecognized tax positions.

Prior to February 13, 2007, as an LLC, NCM LLC allocated all of its earnings to its founding members.

6.	CAPITAL STOCK

As of January 1, 2009, the Company has authorized capital stock of 120,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were no shares of preferred stock issued or outstanding as of January 1, 2009. There were 42,109,966 shares of common stock issued and outstanding as of January 1, 2009.

The holders of common stock are entitled to one vote per share on all matters submitted for action by the stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.

In addition, as of January 1, 2009, the Company had 237,317 shares reserved for future issuance under its Equity Incentive Plan.

7.	RELATED-PARTY TRANSACTIONS

Year Ended January 1, 2009 and 2007 Post-IPO Period –

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the year ended January 1, 2009 and the 2007 post-IPO period is $49.8 million and $41.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the year ended January 1, 2009 and the 2007 post-IPO period is $43.3 million and $40.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $6.0 million and $3.8 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the members of NCM LLC for the year ended January 1, 2009 and the 2007 post-IPO period was $131.0 million and $65.8 million, respectively. At January 1, 2009, $28.7 million was included in the due to/from founding members.

Amounts due to/from founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

Amounts due to/from founding members at December 27, 2007 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.2)	$0.1	$0.2	$0.1
Cost and other reimbursement	(0.4)	(0.2)	(0.5)	(1.1)
Distributions payable, net	3.2	5.2	8.4	16.8

Total	$2.6	$5.1	$8.1	$15.8

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause substantially all of the theatres it acquired from Loews to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through March 2009 in accordance with certain run-out provisions. For the year ended January 1, 2009 and the 2007 post-IPO period, the AMC Loews payment was $4.7 million (including Star Theatres) and $11.2 million, respectively. At January 1, 2009, $0.4 million was included in the due to/from founding members. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the year ended January 1, 2009, the Consolidated Theatres payment was $2.8 million, of which $1.2 million was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 3).

See Note 5 for information regarding taxes payable to founding members.

2007 Pre-IPO Period and 2006 –

At the formation of NCM LLC and upon the admission of Cinemark as a founding member, circuit share arrangements and administrative services fee arrangements were in place with each founding member. Circuit share cost and administrative fee revenue by founding member were as follows (in millions):

	Pre-IPO Period December 29, 2006 through February 12, 2007		Year Ended December 28, 2006
	Circuit Share Cost	Administrative Fee Revenue	Circuit Share Cost	Administrative Fee Revenue
AMC	$4.1	$—	$38.6	$0.2
Cinemark	3.7	0.1	29.7	0.4
Regal	6.6	—	61.8	4.8

Total	$14.4	$0.1	$130.1	$5.4

NCM LLC’s administrative services fee was earned at a rate of 32% of the $16.8 million of legacy contract value for the year ended December 28, 2006. At the closing of the IPO, the founding members entered into amended and restated ESAs, which, among other things, amended the circuit share structure in favor of the theatre access fee structure and assigned all remaining legacy contracts to NCM LLC.

Pursuant to the agreements entered into at the completion of the IPO, amounts owed to the founding members through the date of the IPO of $50.8 million were paid by NCM LLC on March 15, 2007.

Other –

During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, AMC, Cinemark and Regal purchased $2.3 million, $1.4 million, $0.1 million and $2.1 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue with a percentage of such amounts returned by NCM LLC to the founding members as advertising circuit share during the 2007 pre-IPO period and the year ended December 28, 2006.

Included in meetings and events operating costs is $1.8 million, $3.3 million, $0.2 million and $4.1 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year December 28, 2006, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

IdeaCast –

NCM LLC and IdeaCast entered into a shared services agreement, which allows for cross-marketing and certain services to be provided between the companies at rates, which will be determined on an arms length basis. The services provided by or to IdeaCast for the year ended January 1, 2009 and the 2007 post-IPO period were not material to NCM.

RCI Unit Option Plan –

During the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, severance expense and the related capital contribution recognized for amounts under the Regal Unit Option Plan were $0.5 million, $1.5 million, $0.4 million and $4.2 million, respectively. Since this severance plan provides for payments over future periods that are contingent upon continued employment with the Company, the cost of the severance plan is being recorded as an expense over the remaining required service periods. As the payments under the plan are being funded by Regal, Regal is credited with a capital contribution at NCM LLC equal to this severance plan expense. The Company records the expense as a separate line item in the statements of operations. The amount recorded is not allocated to advertising operating costs, network costs, selling and marketing costs and administrative costs because the recorded expense is associated with the past performance of Regal’s common stock market value rather than current period performance.

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

Senior Secured Credit Facility— On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.

The outstanding balance of the term loan facility at January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at January 1, 2009 was $74.0 million. As of January 1, 2009, the effective rate on the term loan was 6.01% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.75%. The weighted-average interest rate on the unhedged revolver was 3.19%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2009, including the consolidated net senior secured leverage ratio. As of January 1, 2009 our consolidated net senior secured leverage ratio was 3.9 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of January 1, 2009, the Company had approximately 76% hedged (57% without considering the LBSF portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. However, the Company has notified LBSF of an event of default. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 1 for an additional discussion of the interest rate swaps.

On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of January 1, 2009, NCM LLC borrowed $14.0 million from LCPI under the revolving credit facility. LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI to fulfill its funding commitment; however, the Company’s cash flows have not been adversely impacted. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the LCPI commitments. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so.

Future Maturities of Long-Term Borrowings–

There are no scheduled annual maturities on the credit facility for the next five years and as of January 1, 2009; the next scheduled annual maturity on the outstanding credit facility of $799.0 million is after fiscal year 2012.

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

As of January 1, 2009, there were 2,576,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan. Options awarded under the Equity Incentive Plan are generally granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options generally vest annually over a five-year period and have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated for all employees to reflect the potential separation of employees.

The Company recognized $2.1 million, $1.9 million, $0.3 million and $1.9 million for the year ended January 1, 2009, the 2007 post-IPO period, the 2007 pre-IPO period and the year ended December 28, 2006, respectively, of share-based compensation expense for these options and $0.1 million and $0 were capitalized during the year ended January 1, 2009 and December 27, 2007, respectively. The income tax benefit recognized in the income statement for share-based compensation was approximately $0.8 million and $0.7 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively. There was no income tax provision prior to the IPO. As of January 1, 2009, unrecognized compensation cost related to nonvested options was approximately $7.2 million, which will be recognized over a weighted average remaining period of 3.38 years.

The weighted average grant date fair value of granted options was $3.77 and $6.23 for the year ended January 1, 2009 and the 2007 post-IPO period. The intrinsic value of options exercised during the year ended January 1, 2009 was $0.2 million. During 2008, the amount of cash received on option exercises was $0.6 million. The total fair value of awards vested during the year ended January 1, 2009 was $3.9 million. There were no options vested or exercised prior to the 2008 fiscal year.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2008	2007 post-IPO
Expected life of options	6.5 years	6.5 to 9 years
Risk free interest rate	3.74% to 4.09%	4.1% to 4.9%
Expected volatility	30%	30%
Dividend yield	3%	3%

Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 27, 2007	1,822,906	$17.75
Granted	259,000	14.39
Exercised	(35,763)	16.35
Forfeited	(21,044)	18.56

Outstanding at January 1, 2009	2,025,099	$17.33	11.4	$0.3

Exercisable at January 1, 2009	600,177	$17.71	11.7	—
Vested and Expected to Vest at January 1, 2009	1,876,533	$17.36	11.4	$0.2

The following table summarizes information about the stock options at January 1, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Jan. 1, 2009	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Jan. 1, 2009	Weighted Average Exercise Price
$5.35	50,500	9.8	$5.35	—	$—
$9.70-$12.61	80,500	9.6	12.09	—	—
$16.35–$18.01	1,426,233	12.3	16.52	482,998	16.56
$19.37-$21.00	315,000	8.4	20.35	74,800	21.00
$24.04–$24.74	114,866	10.7	24.25	34,779	24.27
$26.76–$29.05	38,000	8.7	28.87	7,600	28.87

	2,025,099	11.4	$17.33	600,177	$17.71

Non-vested Stock—The Company has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees. Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock granted in 2008 to employees vest in equal annual installments over a five-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested as of December 27, 2007	271,845	$21.21
Granted	31,500	18.97
Forfeited	(1,823)	21.00
Vested	(97,904)	21.12

Non-vested as of January 1, 2009	203,618	$20.91

The Company recorded $1.3 million and $1.2 million in compensation expense related to such outstanding non-vested shares during the year ended January 1, 2009 and 2007 post-IPO period and minimal amounts were capitalized during the 2008 fiscal year. As of January 1, 2009, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 3.36 years. The total fair value of awards vested during the year ended January 1, 2009 was $2.1 million.

10.	EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.8 million, $0.6 million and $0.6 million during the years ended January 1, 2009, December 27, 2007 and December 28, 2006, respectively.

11.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Operating Lease Commitments

The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006, was $2.0 million, $1.3 million, $0.3 million and $1.6 million, respectively.

Future minimum lease payments under noncancelable operating leases as of January 1, 2009 are as follows (in millions):

2009	$2.1
2010	1.8
2011	1.4
2012	1.3
2013	1.2
Thereafter	0.1

Total	$7.9

Contingent Put Obligation

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. NCM may satisfy its put obligation by paying cash or issuing NCM shares of equal value. In accordance with FIN No. 45, the estimated fair value of $2.4 million was recorded as of April 29, 2008, which represents the noncontingent obligation. The carrying amount of the FIN 45 liability was $2.0 million as of January 1, 2009. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast’s convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 1 for additional details. In addition, the Company determined that the put obligation was probable and recorded an additional contingent liability of $2.5 million. The total liability at January 1, 2009 was $4.5 million, which represents the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability.

Minimum Revenue Guarantees

As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $24.0 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of January 1, 2009.

12.	VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.5	$1.1	$1.1	$0.5
Provision for bad debt	2.3	1.0	0.1	0.8
Write-offs, net	(1.2)	(0.6)	(0.1)	(0.2)

Balance at end of period	$2.6	$1.5	$1.1	$1.1

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$—	$—	$—	$—
Valuation allowance recorded	2.0	—	—	—

Balance at end of period	$2.0	$—	$—	$—

13.	QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Operations:
Revenues	$62.7	$86.7	$107.7	$112.4
Operating Expenses	45.0	47.6	50.5	53.2
Net income (loss)	(0.4)	4.3	10.9	1.1
Earnings (loss) per share, Basic	(0.01)	0.10	0.26	0.03
Earnings (loss) per share, Diluted	(0.01)	0.10	0.26	0.03

	Period December 29, 2006 through February 12, 2007	Period February 13, 2007 through March 29, 2007	Second Quarter	Third Quarter	Fourth Quarter
2007
Operations:
Revenues	$23.6	$32.4	$83.7	$97.6	$94.5
Operating Expenses	27.7	19.1	39.7	43.8	44.0
Net income (loss)	(4.2)	1.0	6.3	9.2	8.2
Earnings per share, Basic	––	0.02	0.15	0.22	0.19
Earnings per share, Diluted	––	0.02	0.15	0.22	0.19

14.	SUBSEQUENT EVENT

On January 15, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on March 19, 2009 to be paid on April 2, 2009.