Form 10-Q
period 2009-04-02
National CineMedia, Inc.
filed 2009-05-12
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 8, 2009, 42,118,488 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (In millions)

(UNAUDITED)

	April 2, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71.3	$69.2
Receivables, net of allowance of $2.6 and $2.6 million, respectively	64.6	92.2
Prepaid expenses	2.1	1.6
Income taxes receivable	3.3	3.6
Other current assets	0.9	0.8

Total current assets	142.2	167.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $30.0 and $27.0 million, respectively	27.4	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $2.1 and $1.5 million, respectively	139.4	111.8
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.7 million and $2.0, respectively	281.4	290.4
Debt issuance costs, net	10.7	11.1
Other long-term assets	3.3	0.9

Total other assets	295.4	302.4

TOTAL	$604.4	$609.6

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	6.7	25.6
Taxes payable to founding members	14.7	17.0
Accrued expenses	8.8	6.7
Current portion of long-term debt	4.0	—
Accrued payroll and related expenses	5.2	7.5
Accounts payable	9.0	11.3
Deferred revenue and other current liabilities	4.2	3.6

Total current liabilities	52.6	71.7
OTHER LIABILITIES:
Borrowings	802.0	799.0
Deferred tax liability	57.5	54.1
Taxes payable to founding members	127.4	118.9
Interest rate swap agreements	78.9	87.7
Other long-term liabilities	—	4.5

Total other liabilities	1,065.8	1,064.2

Total liabilities	1,118.4	1,135.9

COMMITMENTS AND CONTINGENCIES (NOTE 4)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,118,488 and 42,109,966 issued and outstanding, respectively	0.4	0.4
Additional paid in capital	(112.0)	(118.6)
Accumulated other comprehensive loss	(16.6)	(14.7)
Retained earnings (Distributions in excess of earnings)	(3.8)	1.8

Total NCM, Inc. stockholders’ equity/(deficit)	(132.0)	(131.1)
Noncontrolling interests	(382.0)	(395.2)

Total stockholders’ equity/(deficit)	(514.0)	(526.3)

TOTAL	$604.4	$609.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
REVENUE:
Advertising (including revenue from founding members of $8.4 and $10.2 million, respectively)	$60.1	$53.7
Meetings and events	13.4	9.0

Total	73.5	62.7

OPERATING EXPENSES:
Advertising operating costs	4.2	2.7
Meetings and events operating costs	8.7	6.3
Network costs	4.4	4.1
Theatre access fees—founding members	12.4	11.5
Selling and marketing costs	11.8	11.6
Administrative costs	6.3	6.7
Severance plan costs	—	0.2
Depreciation and amortization	3.5	1.9

Total	51.3	45.0

OPERATING INCOME (LOSS)	22.2	17.7
Interest Expense, Net:
Borrowings	11.9	13.5
Change in derivative fair value	(1.9)	—
Accretion of interest on the discounted income taxes payable to founding members	3.1	2.9
Interest income and other	(0.1)	(0.4)

Total	13.0	16.0

INCOME BEFORE INCOME TAXES	9.2	1.7
Provision for Income Taxes	3.8	0.7

CONSOLIDATED NET INCOME	5.4	1.0

Less: Net Income Attributable to Noncontrolling Interests, net of tax	4.2	1.4

NET INCOME ATTRIBUTABLE TO NCM, INC.	$1.2	$(0.4)

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,115,552	42,031,587
Diluted	42,136,129	42,031,587

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

(UNAUDITED)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to NCM Inc.	$1.2	$(0.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax expense	5.4	0.2
Noncontrolling Interest	4.2	1.4
Depreciation and amortization	3.5	1.9
Non-cash severance plan and share-based compensation	1.2	0.7
Accretion of interest on the discounted income taxes payable to founding members	3.1	2.9
Net unrealized hedging transactions	(1.9)	—
Amortization of debt issuance costs	0.4	0.5
Changes in operating assets and liabilities:
Receivables—net	27.6	45.4
Accounts payable and accrued expenses	(2.5)	(10.7)
Amounts due to founding members	(0.1)	0.6
Income taxes and other	(3.7)	0.2

Net cash provided by operating activities	38.4	42.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.4)	(4.9)
Proceeds from sale of short-term investments	—	6.1

Net cash used in investing activities	(2.4)	1.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(6.8)	(6.3)
Proceeds from borrowings	—	55.0
Repayments of borrowings	—	(65.0)
Proceeds from founding member contributions	1.6	3.7
Distribution to founding members	(28.7)	(20.4)
Proceeds from stock option exercises	—	0.6

Net cash provided by (used in) financing activities	(33.9)	(32.4)

CHANGE IN CASH AND CASH EQUIVALENTS	2.1	11.5
CASH AND CASH EQUIVALENTS:
Beginning of period	69.2	20.8

End of period	$71.3	$32.3

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (CONTINUED)

(UNAUDITED)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	—	$0.2
Increase in distributions payable to members	$8.8	$3.2
Contributions from members collected after period end	$0.1	$0.8
Integration payment from members collected after period end	$0.3	—
Purchase of an intangible asset with subsidiary equity	$28.5	$58.5
Settlement of put liability and assets acquired by issuance of debt	$7.0	—
Increase in property and equipment not requiring cash in the period	—	$0.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.4	$13.3
Cash paid for income taxes	$2.1	$0.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

AND COMPREHENSIVE INCOME (In millions)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—January 1, 2009	$(526.3)	$0.4	$(118.6)	$1.8	$(14.7)	$(395.2)
Distributions to Members	(8.8)	—	—	—	—	(8.8)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Taxes attributable to Members and impacts of subsidiary ownership changes	(11.3)	—	(6.1)	—	(3.6)	(1.6)
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	4.1	—	—	—	1.7	2.4
Net income, net of tax	5.4	—	—	1.2	—	4.2

Total Comprehensive Income, net of tax	9.5			1.2	1.7	6.6
Share-based compensation	1.2	—	0.9	—	—	0.3
Cash dividends	(6.8)	—	—	(6.8)	—	—

Balance—April 2, 2009	$(514.0)	$0.4	$(112.0)	$(3.8)	$(16.6)	$(382.0)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 27, 2007	$(572.4)	$0.4	$(186.8)	$12.2	$(3.9)	$(394.3)
Distributions to Members	(3.2)	—	—	—	—	(3.2)
Subsidiary equity issued for purchase of intangible asset	58.5	—	25.5	—	—	33.0
Taxes attributable to Members and impacts of subsidiary ownership changes	(8.5)	—	4.0	—	0.1	(12.6)
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(16.7)	—	—	—	(7.3)	(9.4)
Net income (loss), net of tax	1.0	—	—	(0.4)	—	1.4

Total Comprehensive Income, net of tax	(15.7)			(0.4)	(7.3)	(8.0)
Share-based compensation	1.1	—	1.0	—	—	0.1
Cash dividends	(6.3)	—	—	(6.3)	—	—

Balance—March 27, 2008	$(546.5)	$0.4	$(156.3)	$5.5	$(11.1)	$(385.0)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, business meetings, and Fathom event services under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal, Cinemark, and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under “network affiliate” agreements, which expire at various dates.

At April 2, 2009, NCM LLC had 101,554,246 common membership units outstanding, of which 42,118,488 (41.5%) were owned by NCM, Inc., 25,425,689 (25.0%) were owned by Regal, 18,821,114 (18.5%) were owned by AMC, and 15,188,955 (15.0%) were owned by Cinemark.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended January 1, 2009, filed with the SEC on March 6, 2009. The Company’s initial public offering (“IPO”) was completed in February 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 2, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings (Loss) Per Share, Basic and Diluted

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted earnings (loss) per share were as follows:

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Net Income (Loss) (in millions)	$1.2	$(0.4)

Weighted average shares outstanding:
Basic	42,115,552	42,031,587
Add: Dilutive effect of stock options and restricted stock	20,577	—

Diluted	42,136,129	42,031,587

Earnings (loss) per share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

The effect of the 57,706,838 and 51,878,917 convertible NCM LLC common units held by the founding members for the quarter ended April 2, 2009 and March 27, 2008, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive due to NCM, Inc.’s non-cash interest expense for accretion of the discounted taxes payable to founding members, which is not an expense of NCM LLC. In addition, there were 1,807,736 and 36,283 stock options and 144,658 and 78,061 non-vested restricted shares for the quarter ended April 2, 2009 and March 27, 2008, respectively, excluded from the calculation as they are antidilutive, as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

Summary of Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K for the fiscal year ended January 1, 2009 contain a complete discussion of the Company’s significant accounting policies.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue, equity-based compensation, income taxes and the valuation of investments in absence of market data. Actual results could differ from those estimates.

Certain amounts in the unaudited condensed consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no material impact on the results of operations of the Company.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At April 2, 2009, there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 16% and 25%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At January 1, 2009, there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial conditions.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 effective January 2, 2009. The changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. The Company adopted SFAS No. 161 effective January 2, 2009 (see Note 6).

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107 and requires adoption by the third quarter of 2009. The Company is evaluating the impact of the statement on its unaudited condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

2.	RELATED-PARTY TRANSACTIONS

Quarter Ended April 2, 2009 and March 27, 2008 –

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres included in our network. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended April 2, 2009 and March 27, 2008 was $12.4 million and $11.5 million, respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended April 2, 2009 and March 27, 2008 was $8.4 million and $10.2 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its meetings and events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $2.0 million and $1.5 million for the quarter ended April 2, 2009 and March 27, 2008, respectively, and are included in meetings and events operating costs in the unaudited condensed consolidated Statement of Operations.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the members of NCM LLC for the quarter ended April 2, 2009 and March 27, 2008 was $15.0 million and $5.6 million, respectively. At April 2, 2009, $8.8 million was included in the due to/from founding members.

Amounts due to (from) founding members at April 2, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.4	$0.4	$0.5	$1.3
Cost and other reimbursement	(1.0)	(0.8)	(1.1)	(2.9)
Distributions payable, net	2.7	2.2	3.4	8.3

Total	$2.1	$1.8	$2.8	$6.7

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to (from) founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, commits AMC to cause substantially all of the theatres it acquired from Loews to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which will be paid through the end of February 2009 in accordance with certain run-out provisions. For the quarter ended April 2, 2009 and March 27, 2008, the AMC Loews payment was $0.1 million (Star Theatres) and $0.8 million, respectively. At April 2, 2009 and March 27, 2008, $0.1 million and $0.8 million, respectively, was included in the due to (from) founding members. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the quarter ended April 2, 2009, the Consolidated Theatres payment was $0.3 million, all of which was included in the due to (from) founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 5).

Other –

During the quarter ended April 2, 2009 and March 27, 2008, AMC, Cinemark and Regal purchased $0.4 million and $0.3 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.

Included in meetings and events operating costs is $0.1 million and $0.2 million for the quarter ended April 2, 2009 and March 27, 2008, respectively, related to purchases of movie tickets and concession products from the founding members primarily for resale to NCM LLC’s customers.

IdeaCast –

NCM LLC and IdeaCast, Inc. (“IdeaCast”) entered into a shared services agreement, which allows for cross-marketing and certain services to be provided between the companies at rates, which will be determined on an arms length basis. The services provided by or to IdeaCast for the quarter ended April 2, 2009 and March 27, 2008 were not material to NCM.

3.	BORROWINGS

The outstanding balance of the term loan facility at April 2, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at April 2, 2009 was $74.0 million. As of April 2, 2009, the effective rate on the term loan was 5.85% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.08%. The weighted-average interest rate on the unhedged revolver was 2.26%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at April 2, 2009, including the consolidated net senior secured leverage ratio. As of April 2, 2009, our consolidated net

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

senior secured leverage ratio was 3.9 times versus a covenant of 7.0 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of April 2, 2009, the Company had approximately 76% hedged (57% without considering the Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. The Company has notified LBSF that as a result of the bankruptcy or insolvency of Lehman and LBSF an event of default had occurred under the swap with respect to which LBSF was the defaulting party. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 6 for an additional discussion of the interest rate swaps.

On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of April 2, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Following the bankruptcy filing, LCPI failed to fund its undrawn commitment of $6.0 million. While NCM LLC does not anticipate LCPI will fulfill its funding commitment, this $6.0 million of liquidity is not expected to be required by the Company to operate its business. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the LCPI commitments. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet resigned.

In connection with the restructuring of IdeaCast, the Company entered into a note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest on March 19, 2009 to settle the $10 million contingent put obligation and to be assigned the $20.7 million outstanding debt of IdeaCast. Quarterly payments to Credit Suisse will be made beginning April 15, 2009 through January 15, 2011. The Company recorded the note at $7.0 million, of which $4.0 million was recorded as the current portion. Interest on the note will be accreted at the Company’s estimated incremental cost of debt based on current market indicators over the term of the loan to interest expense. See Note 4 “—Contingent Put Obligation” for additional discussion of the IdeaCast restructuring.

4.	COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Contingent Put Obligation

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability. As discussed in Note 3, on March 19, 2009, the obligation was settled and NCM LLC was assigned the outstanding debt of IdeaCast for $7.0 million. The Company began foreclosure proceedings to realize the collateral for the debt, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners).

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Minimum Revenue Guarantees

As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $22.4 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of April 2, 2009.

5.	INTANGIBLE ASSETS

During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights over the remaining terms of the ESAs. The Company based the fair value of the intangible asset on the fair value of the common membership units issued on the date of grant. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Consolidated Theatres for sales of advertising. However, Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash “integration payments” to NCM LLC which will continue through January 2011 to account for the lack of access, which are recorded as a reduction of the intangible asset. As of April 2, 2009 and January 1, 2009, $3.1 million and $2.8 million has been applied to the intangible asset, respectively.

Effective as of March 17, 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $28.5 million in the first quarter 2009.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset in 2008 and 2009 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

6.	FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At April 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:

Interest Rate Swap Agreements	$78.9	—	$78.9	—

Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties which, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $2.5 million that were due to LBSF, and has further notified LBSF that the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

bankruptcy and insolvency of both Lehman and LBSF constitute default events under the swap. As of April 2, 2009 the interest rate swap agreement had not been terminated but was considered “ineffective” for accounting purposes. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. As of April 2, 2009, NCM LLC’s interest rate swaps liability was $78.9 million, of which $19.7 million is related to the LBSF swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at April 2, 2009 and March 27, 2008. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

Cash flow hedge accounting was discontinued on September 15, 2008 for the swap with LBSF due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the quarter ended April 2, 2009, there was a $2.2 million decrease in the fair value of the liability and the Company recorded an offsetting credit to interest expense. Since September 14, 2008, the net derivative loss as of that date related to the discontinued cash flow hedge with LBSF continues to be reported in accumulated other comprehensive income and is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarter ended April 2, 2009 was $0.3 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

At April 2, 2009 and January 1, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of April 2, 2009		As of January 1, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$78.9	Other Liabilities	$87.7

The effect of derivative instruments in cash flow hedge relationships on the unaudited condensed consolidated financial statements for the quarter ended April 2, 2009 and March 27, 2008 were as follows (in millions):

	Amt. of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accum. OCI into Income (Effective Portion)	Amt. of Gain or (Loss) Recognized from Accum. OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amt. Excluded from Effectiveness Testing)	Amt. of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amt. Excluded from Effectiveness Testing)
	Qtr. Ended Apr. 2, 2009	Qtr. Ended Mar. 27, 2008		Qtr. Ended Apr. 2, 2009	Qtr. Ended Mar. 27, 2008		Qtr. Ended Apr. 2, 2009	Qtr. Ended Mar. 27, 2008
Interest Rate Swaps	$6.6	$(27.9)	Interest Expense	$(0.3)	—	Interest Expense	$2.2	—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	NONCONTROLLING INTERESTS

The table below presents the changes in NCM Inc.’s equity resulting from net income attributable to NCM Inc. and transfers to or from noncontrolling interests (in millions):

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Net income (loss) attributable to NCM Inc.	$1.2	$(0.4)
Subsidiary equity issued for purchase of intangible asset	11.8	25.5
Taxes attributable to Members and impacts of subsidiary ownership changes	(6.1)	4.0

Change from net income (loss) attributable to NCM Inc. and transfers from (to) noncontrolling interests	$6.9	$29.1

8.	SUBSEQUENT EVENT

On April 28, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on May 21, 2009 to be paid on June 4, 2009 (approximately $6.8 million).

*   *   *   *   *   *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 6, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K filed on March 6, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, business communications, and Fathom events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings and Fathom events businesses. We have long-term ESAs with NCM LLC’s founding members through 2037 and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. In excess of approximately 95% of our theatre attendance is included in our digital network.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (see Note 3 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met and adequate cash reserves are maintained.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed on March 6, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009.

Summary Historical Financial and Operating Data

The following table presents operating data and OIBDA taken from our unaudited financial statements included elsewhere in this document. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Revenue	$73.5	$62.7
Operating income	$22.2	$17.7
Adjusted OIBDA	$26.9	$20.7
Adjusted OIBDA margin	36.6%	33.0%
Net Income (Loss)	$1.2	$(0.4)
Net Income (Loss) per Basic Share	$0.03	$(0.01)
Net Income (Loss) per Diluted Share	$0.03	$(0.01)

The following table presents total advertising revenue and total advertising revenue per attendee for the periods presented, which will be discussed further below.

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Total advertising revenue ($ in millions)	$60.1	$53.7
Total attendance (in millions)	158.3	143.7
Total advertising revenue per attendee	$0.38	$0.37

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

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the Loews screen integration agreement, which were $0.1 million and $0.8 million for the quarter ended April 2, 2009 and March 27, 2008, respectively. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which was $0.3 million for the quarter ended April 2, 2009.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Operating income	$22.2	$17.7
Depreciation and amortization	3.5	1.9

OIBDA	25.7	19.6
Severance plan costs	—	0.2
Share-based compensation costs (1)	1.2	0.9

Adjusted OIBDA	$26.9	$20.7

Total Revenue	$73.5	$62.7

Adjusted OIBDA margin	36.6%	33.0%

(1)	Share-based payment costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Basis of Presentation

The results of operations data for the quarter ended April 2, 2009 and March 27, 2008 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc and should be read in conjunction with the notes thereto.

Results of Operations

Quarter ended April 2, 2009 and March 27, 2008

Revenue. Total revenue of the Company for the quarter ended April 2, 2009 was $73.5 million compared to $62.7 million during the quarter ended March 27, 2008, an increase of $10.8 million, or 17.2%. The increase in total revenue was the result of an increase in advertising revenue of 11.9% (which includes revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 48.9% increase in meetings and events revenue.

National advertising revenue of $51.1 million (including $8.4 million of beverage revenue) for the quarter ended April 2, 2009 increased 20.2% compared to $42.5 million (including $10.2 million of beverage revenue) for the quarter ended March 27, 2008. The 32.3% increase in national revenue (excluding beverage revenue) was due primarily to an increase in national inventory utilization to 67.4% from 58.7%, while CPM’s remained relatively flat and salable advertising impressions increased approximately 131.1 million due to the inclusion in our network of the AMC Loews and Hollywood theatres as well as a full quarter of Keratsotes theatres in our digital network. This revenue increase was offset by a $1.7 million decrease in beverage revenue, primarily due to a reduction in contracted beverage advertising time by two of our founding members as compared to the quarter ended March 27, 2008, offset by a contractual annual 8% increase in beverage CPM and the attendance associated with the Consolidated Theatres acquired by Regal in the second quarter of 2008.

Local advertising revenue decreased $2.2 million or 19.6% to $9.0 million for the quarter ended April 2, 2009 compared to $11.2 million for the quarter ended March 27, 2008. The decrease is due to the effect of the current economic recession offset by a 9.0% increase in network screens. Local revenue per theatre attendee in the first quarter of 2009 declined to $0.06 per attendee compared to $0.08 for the first quarter of 2008.

Total advertising revenue per attendee for the quarter ended April 2, 2009 increased slightly to $0.38 per attendee compared to $0.37 per attendee for the quarter ended March 27, 2008 primarily due to the increased national revenues over the increased size and attendance of our network.

The meetings and events revenue increase of $4.4 million to $13.4 million for the quarter ended April 2, 2009 compared to $9.0 million for the quarter ended March 27, 2008 related primarily to a 60.7% increase in the number of event sites for the first quarter of 2009 compared to the first quarter of 2008. This increase relates to the increase in the number of sites with live broadcast capability that allowed us to attract more high quality digital programming content to our Fathom network during the period.

Operating expenses. Total operating expenses for the quarter ended April 2, 2009 were $51.3 million compared to $45.0 million for the quarter ended March 27, 2008. The increase of 14.0% for the first quarter of 2009 versus total operating expenses for the first quarter of 2008 was primarily the result of the increase in advertising operations costs associated with the larger theatre network ,an increase in network affiliate screens, and higher Fathom expenses associated with increased revenue during the quarter. Set forth below is a discussion of the more significant operating expenses:

Advertising operating costs. Advertising operating costs, which were $4.2 million for the quarter ended April 2, 2009, increased 55.6% over the $2.7 million for the quarter ended March 27, 2008. This increase was primarily the result of the 25.4% increase in the number of affiliate screens and associated payments made to our network affiliate theatre circuits pursuant to our contractual agreements that require the payment of a specified percentage of the advertising revenue sold in their theatres.

Meetings and events operating costs. Meetings and events operating costs of $8.7 million for the quarter ended April 2, 2009 increased 38.1% compared to $6.3 million for the quarter ended March 27, 2008 due to a 60.7% increase in the number of event sites over the quarter ended March 27, 2008 combined with the mix of event type and the associated content split for those events.

Network costs. Network costs of $4.4 million for the quarter ended April 2, 2009 increased 7.3% compared to $4.1 million for the quarter ended March 27, 2008 due primarily to the costs associated with our internet initiative as well as the increase in size of our network.

Theatre access fees. Theatre access fees for the quarter ended April 2, 2009 were $12.4 million compared to $11.5 million for the quarter ended March 27, 2008. The slight increase for the first quarter of 2009 versus the first quarter of 2008 was primarily the result of an increase in the rate per digital screen and a 6.0% increase in founding member attendees, including those related to the AMC Loews theatres as compared to the quarter ended March 27, 2008.

Selling and marketing costs. Selling and marketing costs increased to $11.8 million for the quarter ended April 2, 2009 compared to $11.6 million for the quarter ended March 27, 2008, an increase of 1.7%. Selling and marketing costs have increased slightly due primarily to the provision for bad debt reflecting the broader local client base and increased revenue levels, offset by decreases in the variable compensation levels associated with our regional advertising sales.

Administrative and other costs. Administrative and other costs decreased to $6.3 million for the quarter ended April 2, 2009 versus $6.7 million for the quarter ended March 27, 2008 primarily due to lower expenses during the quarter associated with lower personnel costs and other expenses as a result of cost control efforts.

Depreciation and amortization. The increase in depreciation and amortization expense for the quarter ended April 2, 2009 was primarily due to increased capital expenditures to support the growth of our network and amortization expense recognized on additional intangible assets recorded associated with the Common Unit Adjustment agreement with the founding members.

Net income. Net income generated for the quarter ended April 2, 2009 was $1.2 million compared to a loss of $0.4 million during the quarter ended March 27, 2008 due to an increase in operating income and lower net interest expense offset by higher income taxes and noncontrolling interest. The decrease in net interest expense is primarily due to a $1.9 million credit to interest expense related to the change in the status of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Notes 3 and 6 above and lower market interest rates on the unhedged portion of our debt. The increase in income taxes is due primarily to higher pretax income. The increase in net noncontrolling interest is primarily due to higher operating income and additional common membership units issued in 2008 and 2009.

Known Trends and Uncertainties

The current challenging macro-economic environment and current weak overall advertising environment in general, present uncertainties that could impact our future results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, in our current quarter we benefited from several factors including the growth in our advertising client base, growing recognition of the effectiveness of cinema advertising relative to other mediums, and the impact of the improving quality and scale of our national digital network and the related increase in salable impressions. In 2008 we added three large circuits to our network with the addition of Kerasotes and Hollywood, and the integration of AMC Loews. These additions have added nearly 100 million new attendees on a full-year pro-forma basis, representing approximately a billion new salable advertising impressions. Our sales force has integrated these additional impressions into the advertising sales process during 2008 and will be made part of our selling process in 2009. We believe that these new circuits will strengthen our selling proposition in comparison to television and other national advertising platforms. It should be noted, however, that while our local advertising business is benefiting from the expansion of screens in our network, it is expected to continue to be adversely affected by the impact of the current economic downturn on our local customers, some of which have reduced their advertising spending.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2008, we sold 90 seconds to two of our founding members and 60 seconds to the third. In 2009, all three founding members will acquire only 60 seconds, thereby reducing our beverage revenue received from our founding members. This inventory previously sold to the founding members is now available for sale to our national advertising clients, which could reduce the impact of the lower founding member commitment.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of April 2, 2009, our cash, cash equivalents and short-term investments balance was $71.3 million, an increase of $2.1 million compared to the balance of $69.2 million as of January 1, 2009 and an increase of $39.0 million compared to the balance at March 27, 2008 (2008’s first quarter end).

NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC’s revolving credit facility includes $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of April 2, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Shortly after Lehman’s bankruptcy filing, LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI will fulfill its funding commitment. Such reduced funding is not expected to be required to meet our liquidity needs. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so. While our revolving credit facility is fully drawn, we believe we have sufficient cash balances and cash flow generated by operating activities to conduct our normal operations and do not expect the events with Lehman to have a material impact on our liquidity. Refer to Notes 3 and 6 to our unaudited condensed consolidated financial statements for further discussion regarding Lehman’s bankruptcy. We do not expect to make repayments to reduce our revolving credit facility at this time.

As set forth below, the increase in our liquidity position from January 1, 2009 was due to cash flow generated from operating activities.

Cash Flows (in millions).

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Operating cash flow	$38.4	$42.7
Investing cash flow	$(2.4)	$1.2
Financing cash flow	$(33.9)	$(32.4)

•

Operating Activities. The decrease in funds provided by operating activities for the quarter ended April 2, 2009 versus the quarter ended March 27, 2008 was primarily due to changes in the timing of the collection of accounts receivable balances, the timing of payments for normal operating expenditures and changes in income tax payments.

•

Investing Activities. The decrease in investing cash flows for the quarter ended April 2, 2009 versus the quarter ended March 27, 2008 was primarily due to the first quarter of 2008 including the conversion of short-term cash investment funds into cash, offset by lower levels of capital expenditures in 2009. The higher 2008 capital expenditures were primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres.

•

Financing Activities. The slight change in financing cash flows for the quarter ended April 2, 2009 versus the quarter ended March 27, 2008 was primarily due to additional funds used in 2009 for cash distributions to our founding members based on higher available cash generation, offset by the impact of the repayment of borrowings on our revolving credit facility in the first quarter 2008.

Our cash balances will fluctuate due to the timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and principle payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM Inc’s common shareholders.

In connection with the restructuring of IdeaCast in April 2008, among other arrangements, IdeaCast’s lender was granted an option to “put” or require NCM LLC to purchase, up to $10 million of loans owing by IdeaCast under the Credit Agreement dated as of October 15, 2007, by and between IdeaCast’s lender and IdeaCast as borrower thereunder (the “Credit Agreement”), at par, on or after December 31, 2010 through March 31, 2011 (the “Put”), and NCM LLC was granted an option to “call”, or require IdeaCast’s lender to sell to NCM LLC up to $10 million of loans owing by IdeaCast under the Credit Agreement at par, at any time before the put is exercised in whole (the “Call”). On March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a promissory note. See Note 4 to the unaudited condensed consolidated financial statements for additional discussion of the IdeaCast restructuring. IdeaCast has advised NCM LLC that events of default have occurred under the Credit Agreement and are continuing.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are generated by its operating activities.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to terms its the operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended April 2, 2009 was $15.0 million, of which $6.2 million was NCM, Inc.’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in April 2009 of $0.16 per share (approximately $6.8 million) which will be paid on June 4, 2009. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of April 2, 2009, there were no significant changes in those critical accounting estimates.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

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

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of April 2, 2009, we are faced with uncertainty regarding the $137.5 million portion of the interest rate swap agreement with Lehman as discussed in Notes 3 and 6 to our unaudited condensed consolidated financial statements, with respect to which LBSF is in default. If that portion of the swap were terminated, there would be an additional $137.5 million of unhedged variable rate debt outstanding and a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $3.9 million for an annual period on a total of $386.5 million of unhedged debt. Because each of our interest rate swaps, including the one with Lehman, was in a liability position at April 2, 2009, we are not currently exposed to counterparty risk related to the swaps.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of April 2, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of April 2, 2009 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed on March 6, 2009 with the SEC for the fiscal year ended January 1, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 17, 2009, NCM LLC issued common membership units to the founding members as part of the Common Unit Adjustment Agreement. Refer to our Current Report on Form 8-K filed on March 19, 2009 with the SEC for specific details.

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
Jan. 2, 2009 through Jan. 29, 2009	1,578	$10.82	—	N/A
Jan. 30, 2009 through Feb. 26, 2009	—	—	—	N/A
Feb. 27, 2009 through Apr. 2, 2009	—	—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC. (Registrant)

Date: May 12, 2009	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2009	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)