Form 10-Q
period 2009-07-02
National CineMedia, Inc.
filed 2009-08-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2009, 42,119,307 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (In millions)

(UNAUDITED)

	July 2, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61.6	$69.2
Receivables, net of allowance of $2.8 and $2.6 million, respectively	79.3	92.2
Prepaid expenses and other current assets	3.1	2.4
Income taxes receivable	2.1	3.6

Total current assets	146.1	167.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $33.0 and $27.0 million, respectively	26.5	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $2.8 and $1.5 million, respectively	137.9	111.8
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.7 and $2.0 million, respectively	276.5	290.4
Debt issuance costs, net	10.2	11.1
Equity method investment	5.5	—
Other long-term assets	0.9	0.9

Total other assets	293.1	302.4

TOTAL	$603.6	$609.6

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	19.1	25.6
Taxes payable to founding members	—	17.0
Accrued expenses	9.8	6.7
Current portion of long-term debt	4.0	—
Accrued payroll and related expenses	8.1	7.5
Accounts payable	6.4	11.3
Deferred revenue and other current liabilities	7.3	3.6

Total current liabilities	54.7	71.7
OTHER LIABILITIES:
Borrowings	801.2	799.0
Deferred tax liability	55.8	54.1
Taxes payable to founding members	132.0	118.9
Interest rate swap agreements	59.5	87.7
Other long-term liabilities	—	4.5

Total other liabilities	1,048.5	1,064.2

Total liabilities	1,103.2	1,135.9

COMMITMENTS AND CONTINGENCIES (NOTE 4)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,119,307 and 42,109,966 issued and outstanding, respectively	0.4	0.4
Additional paid in capital	(110.8)	(114.6)
Accumulated other comprehensive loss	(12.9)	(18.7)
Retained earnings (Distributions in excess of earnings)	(3.5)	1.8

Total NCM, Inc. stockholders’ equity/(deficit)	(126.8)	(131.1)
Noncontrolling interests	(372.8)	(395.2)

Total equity/(deficit)	(499.6)	(526.3)

TOTAL	$603.6	$609.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
REVENUE:
Advertising (including revenue from founding members of $9.9, $18.3, $10.6 and $20.8 million, respectively)	$83.5	$143.6	$74.8	$128.5
Meetings and Events	9.4	22.8	11.9	20.9

Total	92.9	166.4	86.7	149.4

OPERATING EXPENSES:
Advertising operating costs	4.8	9.0	3.8	6.5
Meetings and Events operating costs	5.9	14.6	7.3	13.6
Network costs	4.8	9.2	3.9	8.0
Theatre access fees – founding members	14.0	26.4	12.1	23.6
Selling and marketing costs	12.3	24.1	11.9	23.5
Administrative and other costs	7.3	13.5	5.7	12.4
Severance plan costs	—	—	0.1	0.3
Depreciation and amortization	3.9	7.5	2.8	4.7

Total	53.0	104.3	47.6	92.6

OPERATING INCOME	39.9	62.1	39.1	56.8

Interest Expense, Net:
Borrowings	11.9	23.8	12.4	26.0
Change in derivative fair value	(4.5)	(6.4)	—	—
Accretion of interest on the discounted income taxes payable to founding members	3.2	6.3	2.9	5.7
Interest income and other	(0.1)	(0.2)	(0.2)	(0.6)

Total	10.5	23.5	15.1	31.1

INCOME BEFORE INCOME TAXES	29.4	38.6	24.0	25.7
Provision for Income Taxes	10.2	14.0	10.5	11.2

CONSOLIDATED NET INCOME	19.2	24.6	13.5	14.5

Less: Net Income Attributable to Noncontrolling Interests, net of tax.	12.1	16.3	9.2	10.6

NET INCOME ATTRIBUTABLE TO NCM, INC	$7.1	8.3	$4.3	$3.9

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.17	$0.20	$0.10	$0.09
Diluted	$0.17	$0.20	$0.10	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,118,740	42,117,146	42,066,813	42,049,200
Diluted	42,387,189	42,262,574	42,109,888	42,134,374

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

(UNAUDITED)

	Six Months Ended July 2, 2009	Six Months Ended June 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income.	$24.6	$14.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	9.9	4.6
Depreciation and amortization	7.5	4.7
Non-cash severance plan and share-based compensation	2.6	1.7
Accretion of interest on the discounted income taxes payable to founding members	6.3	5.7
Net unrealized gain on hedging transactions	(6.4)	—
Amortization of debt issuance costs	1.0	0.9
Changes in operating assets and liabilities:
Receivables—net	12.9	20.0
Accounts payable and accrued expenses	(2.0)	(9.8)
Amounts due to founding members	2.6	2.6
Income taxes and other	(9.8)	(4.2)

Net cash provided by operating activities	49.2	40.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4.5)	(9.3)
Increase in investment in affiliate	(2.1)	—
Proceeds from sale of short-term investments	—	9.1

Net cash used in investing activities	(6.6)	(0.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(13.6)	(12.7)
Proceeds from borrowings	—	77.0
Repayments of borrowings	(1.0)	(89.0)
Proceeds from founding member contributions	1.9	4.5
Distribution to founding members	(37.5)	(23.6)
Proceeds from stock option exercises	—	0.6

Net cash used in financing activities	(50.2)	(43.2)

CHANGE IN CASH AND CASH EQUIVALENTS	(7.6)	(2.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	69.2	20.8

End of period	$61.6	$18.1

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (CONTINUED)

(UNAUDITED)

	Six Months Ended July 2, 2009	Six Months Ended June 26, 2008
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	—	$0.3
Increase in distributions payable to members	$18.8	$15.7
Contributions from members collected after period end	$—	$3.2
Integration payment from members collected after period end	$0.8	$0.5
Purchase of an intangible asset with subsidiary equity	$28.5	$116.1
Settlement of put liability by issuance of debt	$7.0	—
Assets acquired in settlement of put liability	$2.5	—
Increase in property and equipment not requiring cash in the period	—	$0.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$20.5	$25.3
Cash paid for income taxes	$2.1	$0.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

(In millions)

(UNAUDITED)

	Consolidated	NCM, Inc.				Noncontrolling Interest
		Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)
Balance—January 1, 2009	$(526.3)	$0.4	$(114.6)	$1.8	$(18.7)	$(395.2)
Distributions to Members	(27.6)	—	—	—	—	(27.6)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Taxes attributable to Members and impacts of subsidiary ownership changes	(0.9)	—	(10.1)	—	0.4	8.8

Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	13.0	—	—	—	5.4	7.6
Net income, net of tax	24.6	—	—	8.3	—	16.3

Total Comprehensive Income, net of tax	37.6			8.3	5.4	23.9

Share-based compensation	2.7	—	2.1	—	—	0.6
Cash dividends	(13.6)	—	—	(13.6)	—	—

Balance—July 2, 2009	$(499.6)	$0.4	$(110.8)	$(3.5)	$(12.9)	$(372.8)

	Consolidated	NCM, Inc.				Noncontrolling Interest
		Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)
Balance—December 27, 2007	$(572.4)	$0.4	$(186.8)	$12.2	$(3.9)	$(394.3)
Distributions to Members	(18.8)	—	—	—	—	(18.8)
Subsidiary equity issued for purchase of intangible asset	116.1	—	49.1	—	—	67.0
Taxes attributable to Members and impacts of subsidiary ownership changes	(1.3)	—	7.1	—	0.2	(8.6)

Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(2.1)	—	—	—	(1.0)	(1.1)
Net income (loss), net of tax	14.5	—	—	3.9	—	10.6

Total Comprehensive Income, net of tax	12.4			3.9	(1.0)	9.5

Share-based compensation	2.0	—	1.7	—	—	0.3
Cash dividends	(12.8)	—	—	(12.8)	—	—

Balance—June 26, 2008	$(474.8)	$0.4	$(128.9)	$3.3	$(4.7)	$(344.9)

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

At July 2, 2009, NCM LLC had 101,555,065 common membership units outstanding, of which 42,119,307 (41.5%) were owned by NCM, Inc., 25,425,689 (25.0%) were owned by Regal, 18,821,114 (18.5%) were owned by AMC, and 15,188,955 (15.0%) were owned by Cinemark. The membership units held by the founding members are convertible into NCM, Inc. common stock on a one-for-one basis.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnings Per Share, Basic and Diluted

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options and restricted stock using the treasury stock method. The components of basic and diluted earnings per share were as follows:

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
Net Income Attributable to NCM, Inc. (in millions)	$7.1	$8.3	$4.3	$3.9

Weighted average shares outstanding:
Basic	42,118,740	42,117,146	42,066,813	42,049,200
Add: Dilutive effect of stock options and restricted stock	268,449	145,428	43,075	85,174

Diluted	42,387,189	42,262,574	42,109,888	42,134,374

Earnings per share:
Basic	$0.17	$0.20	$0.10	$0.09
Diluted	$0.17	$0.20	$0.10	$0.09

The effect of the 59,435,758; 58,571,298; 55,804,748 and 53,841,833 convertible NCM LLC common units held by the founding members for the quarter and six months ended July 2, 2009 and the quarter and six months ended June 26, 2008, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive. In addition, there were 1,081,420; 1,401,480; 209,242 and 137,691 stock options and 71,787; 114,724; 244 and 910 non-vested restricted shares for the quarter and six months ended July 2, 2009 and the quarter and six months ended June 26, 2008, respectively, excluded from the calculation as they are antidilutive.

Summary of Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K for the fiscal year ended January 1, 2009 contain a complete discussion of the Company’s significant accounting policies.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, deferred revenue (“make-goods”), equity-based compensation, income taxes and the valuation of investments in absence of market value data. Actual results could differ from those estimates.

Certain amounts in the unaudited condensed consolidated financial statements and notes for prior periods have been reclassified to conform to the current period presentation. These reclassifications had no material impact on the results of operations of the Company.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At July 2, 2009, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 18% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At January 1, 2009, there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, nationwide firms who have strong reputations in the advertising industry and stable financial positions.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value of Financial Instruments—During the quarter ended July 2, 2009, the Company adopted FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107. The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of short-term investments and interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on our analysis of current credit market conditions to be $677.8 million and $514.8 million as of July 2, 2009 and January 1, 2009, respectively. The carrying value of the term loan was $725.0 million as of July 2, 2009 and January 1, 2009. The Company has estimated the fair value of its equity method investment (described further below and in Note 4) using a probability weighted discounted cash flow analysis to be approximately $5.5 million as of July 2, 2009. The carrying value of the investment was $5.5 million as of July 2, 2009.

Equity Method Investments—The Company accounts for its investment in Danoo, Inc. (see Note 4) under the equity method of accounting pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock because we exert significant influence over, but do not control, the policy and decisions of Danoo, Inc. As of July 2, 2009, the Company owns approximately 24% of the issued and outstanding preferred and common stock of Danoo. Danoo is a privately held company, therefore there are no marketplace indicators available that management can use to determine the aggregate value of the investment based on quoted market price. The Company’s investment is stated at cost of $5.5 million and in the third quarter of 2009 it will begin to record its proportionate share of earnings or losses and other comprehensive income. The investment in Danoo, Inc. is in the aggregate immaterial, and as a result summarized financial information is not presented.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The Company adopted SFAS No. 160 effective January 2, 2009. The changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements and Note 7.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. The Company adopted SFAS No. 161 effective January 2, 2009 (see Note 6).

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments, which requires quarterly disclosure of information about the fair value of financial instruments within the scope of FASB Statement No. 107. The Company adopted this pronouncement effective April 3, 2009 (see Fair Value of Financial Instruments above).

In April 2009, the FASB issued FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The standard provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 3, 2009 with no impact on its unaudited condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The new standard changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 effective April 3, 2009 (see Note 9).

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The new standard amends the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. SFAS No. 167 is effective for the Company on January 1, 2010. The Company is evaluating the impact of the statement on its unaudited condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles—a replacement of SFAS No. 162. The new standard becomes the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on its unaudited condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

2. RELATED-PARTY TRANSACTIONS

Quarter and Six Months Ended July 2, 2009 and June 26, 2008

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen of the founding member theatres included in our network. Also, the founding members can purchase advertising time for the display of up to 90 seconds of on-screen advertising under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008 was $14.0 million, $26.4 million, $12.1 million and $23.6 million respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008 was $9.9 million, $18.3 million, $10.6 million and $20.8 million respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Meetings and Events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.4 million, $3.5 million, $1.6 million and $3.0 million for the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008, respectively, and are included in Meetings and Events operating costs in the unaudited condensed consolidated Statement of Operations.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis, calculated as follows (in millions):

NCM LLC Members	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
AMC	$5.9	$8.7	$5.1	$6.1
Cinemark	4.8	7.0	3.8	4.6
Regal	8.1	11.9	6.8	8.1
NCM, Inc.	13.4	19.6	11.5	14.0

Total	$32.2	$47.2	$27.2	$32.8

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through the end of February 2009 in accordance with certain run-out provisions. For the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008, the AMC Loews payment was $0.1 million (Star Theatres), $3.2 million and $4.0 million, respectively. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition (see Note 5). As a result, Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the quarter and six months ended July 2, 2009 and the quarter and six months ended June 26, 2008, the Regal Consolidated Theatres payment was $0.8 million, $1.1 million, $0.5 million, and $0.5 million, respectively. The Regal Consolidated Theatres payment was recorded as a reduction of the intangible asset.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to (from) founding members at July 2, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.2)	(0.2)	(0.1)	(0.5)
Distributions payable, net	5.9	4.8	7.3	18.0

Total	$6.2	$5.1	$7.8	$19.1

Amounts due to (from) founding members at January 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$(0.1)	$—	$0.7	$0.6
Cost and other reimbursement	(1.1)	(0.5)	(0.6)	(2.2)
Distributions payable, net	8.9	7.0	11.3	27.2

Total	$7.7	$6.5	$11.4	$25.6

Other –

During the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008, AMC, Cinemark and Regal purchased $0.5 million, $0.8 million, $0.5 million and $0.8 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.

Included in Meetings and Events operating costs is $0.1 million, $0.2 million, $1.0 million and $1.2 million for the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing resale to NCM LLC’s customers.

IdeaCast/Danoo –

NCM LLC and IdeaCast, Inc. (“IdeaCast”) entered into a shared services agreement, which allowed for cross-marketing and certain services to be provided between the companies at rates, which were determined on an arms length basis. The services provided by or to IdeaCast for the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008 were not material to NCM. On June 29, 2009, NCM LLC and Danoo, Inc. (“Danoo”) entered into a shared services agreement (including NCM’s access to Danoo advertising on a space available basis), which replaced the agreement with IdeaCast. The services provided by or to Danoo for the quarter and six months ended July 2, 2009 were not material to NCM.

3. BORROWINGS

The outstanding balance of the term loan facility at July 2, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at July 2, 2009 was $74.0 million. As of July 2, 2009, the effective rate on the term loan was 5.68% including the effect of the interest rate swaps (both those accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.38%. The weighted-average interest rate on the unhedged revolver was 2.07%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at July 2, 2009, including the consolidated net senior secured leverage ratio. As of July 2, 2009, our consolidated net senior secured leverage ratio was 3.8 times versus a covenant of 7.0 times. The debt covenants also require 50% of the term loan, or

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

$362.5 million to be hedged at a fixed rate. As of July 2, 2009, the Company had approximately $550.0 million, or 76% hedged ($412.5 million, or 57% without considering the Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), portion of the hedge). Of the $550.0 million that is economically hedged, $137.5 million is with LBSF. See Note 6 for an additional discussion of the interest rate swaps.

On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of July 2, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Following the bankruptcy filing, LCPI failed to fund a borrowing request related to its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI will fulfill its funding commitment; however this $6.0 million of liquidity is not expected to be required by the Company to operate its business. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the LCPI commitments. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet resigned.

On March 19, 2009, the Company gave a note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10 million contingent put obligation (see Note 4) and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. The Company recorded the note at a present value of $7.0 million, of which $4.0 million was recorded as the current portion. Interest on the note will be accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. See Note 4 “—Contingent Put Obligation” for additional discussion of the IdeaCast restructuring.

4. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Contingent Put Obligation

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability. As discussed in Note 3, on March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC’s interest in the Credit Agreement was assigned to NCM out-of-Home, LLC (“OOH”), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast’s senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at $5.5 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to Danoo, Inc., a digital advertising company, in exchange for approximately 27% of the equity of Danoo, Inc. on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 1-Equity Method Investments). The Company’s investment in Danoo was valued at the fair value of the assets contributed.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Minimum Revenue Guarantees

As part of the network affiliate agreements entered in the ordinary course of business, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $20.8 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of July 2, 2009 as the impact is immaterial.

5. INTANGIBLE ASSETS

During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights over the remaining terms of the ESAs. The Company based the fair value of the intangible asset on the fair value of the common membership units issued on the date of grant. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Regal Consolidated Theatres for sales of advertising. However, Regal Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash “integration payments” to NCM LLC (see Note 2) which will continue through January 2011 until NCM is able to sell advertising on an exclusive basis in these theatres, which are recorded as a reduction of the intangible asset. As of July 2, 2009 and January 1, 2009, $3.8 million and $2.8 million has been applied to the intangible asset, respectively.

During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $28.5 million.

Pursuant to SFAS No. 142, Goodwill and Other Intangible Assets, the intangible asset has a finite useful life and the Company began to amortize the asset in 2008 and 2009 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

6. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements are as follows (in millions):

	At July 2, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Interest Rate Swap Agreements	$59.5	—	$59.5	—

Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $3.9 million that were due to LBSF, and has further notified LBSF that the bankruptcy and insolvency of both Lehman and LBSF constitute default events under the swap. As of July 2, 2009 the interest rate

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

swap agreement had not been terminated but was considered “ineffective” for accounting purposes. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court, to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, its swap agreement with NCM LLC. As of July 2, 2009, NCM LLC’s interest rate swaps liability was $59.5 million, of which $14.9 million is related to the LBSF swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at July 2, 2009 and June 26, 2008. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

Cash flow hedge accounting was discontinued on September 15, 2008 for the swap with LBSF due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. During the quarter ended July 2, 2009, there was a $4.8 million decrease in the fair value of the liability and the Company recorded an offsetting credit to interest expense. Since September 14, 2008, the net derivative loss as of that date related to the discontinued cash flow hedge with LBSF continues to be reported in accumulated other comprehensive income and is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarter and six months ended July 2, 2009 was $0.3 million and $0.6 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

At July 2, 2009 and January 1, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of July 2, 2009		As of January 1, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$59.5	Other Liabilities	$87.7

The effect of derivative instruments in cash flow hedge relationships on the unaudited condensed consolidated financial statements for the quarter and six months ended July 2, 2009 and June 26, 2008 were as follows (in millions):

	Amt. of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accum. OCI into Income (Effective Portion)	Amt. of Gain or (Loss) Recognized from Accum. OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amt. Excluded from Effectiveness Testing)	Amt. of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amt. Excluded from Effectiveness Testing)
	Qtr. Ended Jul. 2, 2009	Qtr. Ended Jun. 26, 2008		Qtr. Ended Jul. 2, 2009	Qtr. Ended Jun. 26, 2008		Qtr. Ended Jul. 2, 2009	Qtr. Ended Jun. 26, 2008
Interest Rate Swaps	$14.5	$23.9	Interest Expense	$(0.3)	—	Interest Expense	$4.8	—

	Amt. of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accum. OCI into Income (Effective Portion)	Amt. of Gain or (Loss) Recognized from Accum. OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amt. Excluded from Effectiveness Testing)	Amt. of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amt. Excluded from Effectiveness Testing)
	Six Months Ended Jul. 2, 2009	Six Months Ended Jun. 26, 2008		Six Months Ended Jul. 2, 2009	Six Months Ended Jun. 26, 2008		Six Months Ended Jul. 2, 2009	Six Months Ended Jun. 26, 2008
Interest Rate Swaps	$21.2	$(3.9)	Interest Expense	$(0.6)	—	Interest Expense	$7.0	—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended July 2, 2009	Six Months Ended June 26, 2008
Net income attributable to NCM, Inc.	$8.3	$3.9
Subsidiary equity issued for purchase of intangible asset	11.8	49.1
Taxes attributable to Members and impacts of subsidiary ownership changes	(10.1)	7.1

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$10.0	$60.1

8. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
COMPREHENSIVE INCOME:
Net Income Attributable to NCM, Inc. (as reported on Condensed Consolidated Statements of Operations), net of tax	$7.1	$8.3	$4.3	$3.9
Unrealized gain (loss) on cash flow hedge, net of tax	3.7	5.4	6.2	(1.0)

Total, net of tax	$10.8	$13.7	$10.5	$2.9

9. SUBSEQUENT EVENT

On August 4, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on August 20, 2009 to be paid on September 3, 2009 (approximately $6.8 million).

FAS 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the three and six months ended July 2, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2009 on August 6, 2009.

*  *  *  *  *  *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K filed on March 6, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K filed on March 6, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, business communications, and entertainment events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our CineMeetings and Fathom events businesses. We have long-term ESAs with NCM LLC’s founding members through 2037 and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising, CineMeetings and Fathom events are distributed to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. Approximately 94% of our theatre attendance is included in our digital network.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplaces in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (see Note 3 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met and adequate cash reserves are maintained.

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

(In millions, except per share data)	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
Revenue	$92.9	$166.4	$86.7	$149.4
Operating income	$39.9	$62.1	$39.1	$56.8
Adjusted OIBDA	$45.3	$72.2	$42.8	$63.5
Adjusted OIBDA margin	48.8%	43.4%	49.4%	42.5%
Net Income	$7.1	$8.3	$4.3	$3.9
Net Income per Basic Share	$0.17	$0.20	$0.10	$0.09
Net Income per Diluted Share	$0.17	$0.20	$0.10	$0.09

The following table presents total advertising revenue and total advertising revenue per attendee for the periods presented, which will be discussed further below.

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
Total advertising revenue ($ in millions)	$83.5	$143.6	$74.8	$128.5
Total theatre attendance (in millions)	180.2	338.5	155.2	298.9
Total advertising revenue per attendee	$0.46	$0.42	$0.48	$0.43

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

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million, $3.2 million and $4.0 million for the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008, respectively. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which was $0.8 million, $1.1 million, $0.5 million and $0.5 million for the quarter and six months ended July 2, 2009 and the quarter and six months ended June 26, 2008, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
Operating income	$39.9	$62.1	$39.1	$56.8
Depreciation and amortization	3.9	7.5	2.8	4.7

OIBDA	43.8	69.6	41.9	61.5
Severance plan costs	—	—	0.1	0.3
Share-based compensation costs (1)	1.5	2.6	0.8	1.7

Adjusted OIBDA	$45.3	$72.2	$42.8	$63.5

Total Revenue	$92.9	$166.4	$86.7	$149.4

Adjusted OIBDA margin	48.8%	43.4%	49.4%	42.5%

(1)	Share-based payment costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter and six months ended July 2, 2009 and for the quarter and six months ended June 26, 2008 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter ended July 2, 2009 and June 26, 2008

Revenue. Total revenue of the Company for the quarter ended July 2, 2009 was $92.9 million compared to $86.7 million during the quarter ended June 26, 2008, an increase of $6.2 million, or 7.2%. The increase in total revenue was the result of an increase in advertising revenue of 11.6% (which includes revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) offset by a 21.0% decrease in Meetings and Events revenue.

National advertising revenue of $68.1 million (including $9.9 million of beverage revenue) for the quarter ended July 2, 2009 increased 16.5% compared to $58.5 million (including $10.6 million of beverage revenue) for the quarter ended June 26, 2008. The 21.5% increase in national revenue (excluding beverage revenue) was due primarily to an increase in national inventory utilization to 81.3% from 66.2%, while salable advertising impressions increased approximately 18.3%, or 267.4 million, primarily due to the inclusion in our network of the AMC Loews theatres, offset by a decrease in CPM’s of 6.2% (excluding beverage revenue). This revenue increase was also offset by a $0.7 million decrease, or 6.6%, in beverage revenue, primarily due to a reduction in contracted beverage advertising time by two of our founding members as compared to the quarter ended June 26, 2008, offset by a contractual annual 8% increase in beverage CPM and the additional attendance increase associated with the Consolidated Theatres acquired by Regal in the second quarter of 2008 and the strong theatrical box office. National advertising revenue also benefited from an increase in the allocation of content partner spending to the quarter ended July 2, 2009 versus the comparable period in 2008.

Local advertising revenue decreased $1.0 million or 6.1% to $15.3 million for the quarter ended July 2, 2009 compared to $16.3 million for the quarter ended June 26, 2008. The decrease is primarily due to current economic conditions. Local revenue per theatre attendee in the second quarter of 2009 declined to $0.08 per attendee compared to $0.11 for the second quarter of 2008 due to the revenue decrease noted above, as well as an increase in the number of attendees over our network.

Total advertising revenue per attendee for the quarter ended July 2, 2009 decreased slightly to $0.46 per attendee compared to $0.48 per attendee for the quarter ended June 26, 2008 due to higher market attendance despite the significant increase in our national advertising revenues.

Meetings and Events revenue decreased $2.5 million, or 21.0%, to $9.4 million for the quarter ended July 2, 2009 compared to $11.9 million for the quarter ended June 26, 2008 related to the timing of the Metropolitan Opera events as fewer of the 2008-2009 season events were scheduled in the second quarter of 2009 versus 2008. Our CineMeetings business also appears to be adversely impacted by the soft economy as clients delayed their larger corporate events.

Operating expenses. Total operating expenses for the quarter ended July 2, 2009 were $53.0 million compared to $47.6 million for the quarter ended June 26, 2008. The increase of 11.3% for the second quarter of 2009 versus total operating expenses for the second quarter of 2008 was primarily the result of the increase in advertising operations costs and network costs associated with the larger theatre network and higher administrative expenses during the quarter. Set forth below is a discussion of the more significant operating expenses:

Advertising operating costs. Advertising operating costs, which were $4.8 million for the quarter ended July 2, 2009, increased 26.3% over the $3.8 million for the quarter ended June 26, 2008. This increase was primarily the result of a 45.0% increase in payments made to our network affiliate theatre circuits pursuant to our contractual agreements that require the payment of a specified percentage of the advertising revenue displayed in their theatres. The overall increase was due to a combination of higher national advertising revenues as well as the addition of affiliate circuits to our network in 2008.

Meetings and Events operating costs. Meetings and Events operating costs of $5.9 million for the quarter ended July 2, 2009 decreased 19.2% compared to $7.3 million for the quarter ended June 26, 2008 over the quarter ended June 26, 2008 due to lower revenue and change in the mix of event type and the associated content split for those events.

Network costs. Network costs of $4.8 million for the quarter ended July 2, 2009 increased 23.1% compared to $3.9 million for the quarter ended June 26, 2008 due to the increase in the size of our digital network, increased maintenance expenses related to aging equipment and costs associated with our internet initiative.

Theatre access fees. Theatre access fees for the quarter ended July 2, 2009 were $14.0 million compared to $12.1 million for the quarter ended June 26, 2008. The increase for the second quarter of 2009 versus the second quarter of 2008 was primarily the result of an increase in the rate per digital screen and an 18.4% increase in founding member attendees as compared to the quarter ended June 26, 2008. The founding member attendance increase related to the addition of the AMC Loews theatres and the strong theatrical box office.

Selling and marketing costs. Selling and marketing costs increased to $12.3 million for the quarter ended July 2, 2009 compared to $11.9 million for the quarter ended June 26, 2008, an increase of 3.4%. Selling and marketing costs have increased due primarily to increased marketing efforts to support sales and events over our larger network and broader client base, offset by decreases in the variable compensation levels associated with our regional advertising sales.

Administrative and other costs. Administrative and other costs increased to $7.3 million, or 28.1% for the quarter ended July 2, 2009 versus $5.7 million for the quarter ended June 26, 2008 primarily due to increased professional service fees, some of which were one-time costs associated with the IdeaCast restructuring and subsequent transaction with Danoo. See Note 4 to the unaudited condensed consolidated financial statements for additional discussion of the IdeaCast restructuring and Note 1 for additional discussion of the investment in Danoo.

Depreciation and amortization. The increase in depreciation and amortization expense for the quarter ended July 2, 2009 was primarily due to increased capital expenditures to support the growth of our network and amortization expense recognized on additional intangible assets recorded associated with the Common Unit Adjustment agreement with the founding members.

Net income. Net income generated for the quarter ended July 2, 2009 was $7.1 million compared to $4.3 million during the quarter ended June 26, 2008, an increase of 65.1%. This increase related to higher operating income and lower net interest expense that were offset by higher noncontrolling interest. The decrease in net interest expense is primarily due to a non-cash $4.5 million credit to interest expense related to the change in the fair value of our interest rate hedge associated with our senior secured credit facility due to the bankruptcy of Lehman as discussed in Notes 3 and 6 to the unaudited condensed consolidated financial statements and lower market interest rates on the unhedged portion of our debt. The increase in net noncontrolling interest is primarily due to higher operating income and additional common membership units issued in 2009.

Six Months Ended July 2, 2009 and June 26, 2008

Revenue. Total revenue of the Company for the six months ended July 2, 2009 was $166.4 million compared to $149.4 million for the six months ended June 26, 2008. The increase of the 2009 period over the 2008 period of 11.4% was primarily the result of an increase of 11.8% in advertising revenues as discussed more fully below, and a 9.1% increase in Meetings and Events revenue.

National advertising revenues of $119.2 million (including $18.3 million of beverage revenue) for the six months ended July 2, 2009 increased 18.0% from $101.0 million (including $20.8 million of beverage revenue) for the 2008 period. National advertising revenue (excluding beverage revenue) for the six months ended July 2, 2009 increased 25.8% compared to the 2008 period, primarily due to an increase in national advertising inventory utilization (excluding beverage revenue) to 74.9% from 62.6% offset by a decrease in CPMs of 3.3% (excluding beverage revenue). The increase in utilization is due primarily to an increase in the allocation of annual spending by our content partners in the first half of the year in 2009 as compared to 2008, and was achieved despite increases in our salable impressions in the first half of 2009 compared to 2008. This revenue increase was offset by a $2.5 million decrease in beverage revenue, primarily due to a reduction in contracted beverage advertising time by two of our founding members in the first half of 2009 compared to 2008, offset by a contractual annual 8% increase in beverage CPM.

Local advertising revenue decreased $3.2 million or 11.6% to $24.3 million for the six months ended July 2, 2009 compared to $27.5 million for the six months ended June 26, 2008. The decrease appears to be due to current economic conditions. Local revenue per theatre attendee in the first half of 2009 declined to $0.07 per attendee compared to $0.09 for the first half of 2008.

Total advertising revenue per attendee for the six months ended July 2, 2009 was $0.42 per attendee, which represents a decrease of 1.3% compared to 2008 period. The slight decrease in the advertising revenue per attendee was primarily due to lower local and beverage revenue and increased attendance.

Meetings and Events revenue increased $1.9 million, or 9.1%, to $22.8 million for the six months ended July 2, 2009 compared to the 2008 period as a result of a 26.3% increase in the number of event sites and due to the success of events in our Fathom business.

Operating expenses. Total operating expenses for the six months ended July 2, 2009 were $104.3 million compared to $92.6 million for the 2008 period through June 26, 2008. The 12.6% increase in 2009 compared to the 2008 period was primarily the result of an increase in advertising operating costs and selling and marketing costs, which are the result of the increase in the size of our network and an increase in the percentage of network affiliate screens and increase in overall advertising revenue levels, and an increase in Meetings and Events operating costs which are the result of the increase in the number of events.

Advertising operating costs. Advertising operations costs of $9.0 million for the six months ended July 2, 2009 increased 38.5% over the $6.5 million for the 2008 period. This increase was primarily the result of the payments made to our network affiliate theatre circuits pursuant to our contractual agreements for advertising revenue displayed in their theatres. This increase related to the combination of higher national advertising revenues as well as the addition of affiliate circuits to our network in 2008.

Meetings and Events operating costs. Meetings and Events operating costs of $14.6 million for the six months ended July 2, 2009 increased 7.4% compared to $13.6 million during the 2008 period due to a 26.3% increase in the number of events and the increase in revenue and high level of variable event expenses associated with those events.

Network costs. Network costs of $9.2 million for the six months ended July 2, 2009 increased 15% compared to $8.0 million for the 2008 period due primarily to the costs associated with the increase in the size of our digital network, as well as increases in expenses associated with aging equipment and our internet initiative.

Theatre access fees. Theatre access fees were $26.4 million for the six months ended July 2, 2009 compared to $23.6 million for the comparable 2008 period. The increase for the first six months of 2009 versus the 2008 period was primarily the result of an increase in the rate per digital screen and a 12.3% increase in founding member attendees primarily associated with the addition of AMC Loews acquisition and new construction by our founding members.

Selling and marketing costs. Selling and marketing costs increased to $24.1 million for the six months ended July 2, 2009 compared to $23.5 million for the 2008 period, or an increase of 2.6%. Selling and marketing costs have increased slightly due primarily to increased marketing and business development expenses to support our broader client base, offset by decreases in the variable compensation levels associated with our regional advertising sales.

Administrative and other costs. Administrative and other costs for the six months ended July 2, 2009 were $13.5 million compared to $12.4 million for the 2008 period, an increase of 8.9% primarily due to increased professional service fees, some of which were one-time costs associated with the IdeaCast restructuring and subsequent transaction with Danoo. See Note 4 to the unaudited condensed consolidated financial statements for additional discussion of the IdeaCast restructuring and Note 1 for additional discussion of the investment in Danoo.

Depreciation and amortization. Depreciation and amortization expense increased for the first six months of 2009 compared to the same period in 2008 primarily as a result of increased depreciation on capital expenditures made to support the growth of our network and amortization expense recognized on additional intangible assets recorded related to activity associated with the Common Unit Adjustment agreement. We expect full year 2009 depreciation and amortization to increase over 2008 with the amortization of the intangible assets that were recorded during 2008.

Net income (loss). Net income generated for the six months ended July 2, 2009 was $8.3 million compared to net income for the six months ended June 26, 2008 of $3.9 million due to an increase in operating income as discussed above and lower net interest expense offset by higher income taxes and noncontrolling interest. The decrease in net interest expense is primarily due to a $6.4 million credit to interest expense related to the change in the fair value of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Notes 3 and 6 to the unaudited condensed consolidated financial statements and lower market interest rates on the unhedged portion of our debt. The increase in income taxes is due primarily to higher pretax income. The increase in net noncontrolling interest is primarily due to higher operating income and additional common membership units issued in 2009.

Known Trends and Uncertainties

The current challenging macro-economic environment and current weak overall advertising environment in general, present uncertainties that could impact our future results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, in our current quarter we benefited from several factors including the growth in our advertising client base, growing recognition of the effectiveness of cinema advertising relative to other mediums, and the impact of the improving quality and scale of our national digital network and the related increase in salable impressions. In 2008 we added three large circuits to our network with the addition of Kerasotes and Hollywood, and integrated the AMC Loews circuit that had been previously part of another cinema advertising network. These additions have added nearly 100 million new attendees on a full-year pro-forma basis, representing approximately a billion new salable advertising impressions within our FirstLook preshow. Our sales force integrated these additional impressions into the advertising sales process during 2008 and they were made part of our selling process in 2009. We believe that these new circuits have strengthened our selling proposition in comparison to television and other national advertising platforms. It should be noted, however, that while our local advertising business is benefiting from the expansion of screens in our network, it is expected to continue to be adversely affected by the impact of the current economic downturn on our local customers, some of which have reduced their advertising spending.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2008, we sold 90 seconds to two of our founding members and 60 seconds to the third. Beginning in 2009, all three founding members are acquiring only 60 seconds, which is likely to reduce our 2009 beverage revenue received from our founding members as this impact will more than offset its positive impact of the contractual CPM increase. This inventory previously sold to the founding members is now available for sale to our national advertising clients, which could reduce the impact of the lower founding member commitment as our inventory utilization rates increase.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of July 2, 2009, our cash, cash equivalents and short-term investments balance was $61.6 million, a decrease of $7.6 million compared to the balance of $69.2 million as of January 1, 2009 and an increase of $43.5 million compared to the balance at June 26, 2008 (2008’s second quarter end).

NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC’s revolving credit facility includes $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of July 2, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Shortly after Lehman’s bankruptcy filing, LCPI failed to fund a borrowing request for the remainder of the undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI will fulfill its funding commitment in the future, however, such reduced funding is not expected to be required to meet our liquidity needs. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so. While our revolving credit facility is fully drawn (except for the unfunded Lehman amount), we believe we have sufficient cash balances and cash flow generated by operating activities to conduct our normal operations and do not expect the events with Lehman to have a material impact on our liquidity. Refer to Notes 3 and 6 to our unaudited condensed consolidated financial statements for further discussion regarding Lehman’s bankruptcy.

We have generated and used cash as follows (in millions):

	Six Months Ended July 2, 2009	Six Months Ended June 26, 2008
Operating cash flow	$49.2	$40.7
Investing cash flow	$(6.6)	$(0.2)
Financing cash flow	$(50.2)	$(43.2)

•

Operating Activities. The increase in funds provided by operating activities for the six months ended July 2, 2009 versus the six months ended June 26, 2008 was primarily due to increased net income and changes in income tax payments offset by changes in the timing of the collection of accounts receivable balances and the timing of payments for normal operating expenditures.

•

Investing Activities. The change in investing cash flows for the six months ended July 2, 2009 versus the six months ended June 26, 2008 was primarily due to the first quarter of 2008 conversion of short-term cash investment funds into cash and 2009 investments in affiliates, partially offset by lower levels of 2009 capital expenditures. The higher 2008 capital expenditures were primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres.

•

Financing Activities. The change in financing cash flows for the six months ended July 2, 2009 versus the six months ended June 26, 2008 was primarily due to an increase in cash distributions to our founding members based on higher available cash generation, offset by the impact of the repayment of borrowings on our revolving credit facility in the first quarter 2008.

Our cash balances will fluctuate due to the timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders.

See Note 4 to the unaudited condensed consolidated financial statements for discussion of the IdeaCast restructuring and Note 1 for discussion of the investment in Danoo.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are generated by its operating activities.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended July 2, 2009 was $32.2 million, of which $13.4 million was NCM, Inc.’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared on August 20, 2009 of $0.16 per share (approximately $6.8 million) which will be paid on September 3, 2009. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the forseeable future.

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of July 2, 2009, there were no significant changes in those critical accounting estimates.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations”

contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of July 2, 2009, we are faced with uncertainty regarding the $137.5 million portion of the interest rate swap agreement with Lehman as discussed in Notes 3 and 6 to our unaudited condensed consolidated financial statements, with respect to which LBSF is in default. If that portion of the swap were terminated, there would be an additional $137.5 million of unhedged variable rate debt outstanding. While the current interest rates on that debt are lower than those implicit in the hedge, a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $3.9 million for an annual period on a total of $386.5 million of unhedged debt. Because each of our interest rate swaps, including the one with LBSF, was in a liability position at July 2, 2009, we are not currently exposed to counterparty risk related to the swaps. When LBSF defaulted on their swap agreement we began suspending payments under the swap agreement due to the default. Such amounts withheld currently aggregate $3.9 million, which is included in accrued expenses in our unaudited condensed consolidated financial statements included elsewhere in this document. We have taken the position that, under the terms of the LBSF swap agreement, these amounts may be off-set against any future payments owed by LBSF should market interest rates increase.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of July 2, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of July 2, 2009 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
Apr 3, 2009 through Apr 30, 2009	—	—	—	N/A
May 1, 2009 through May 28, 2009	—	—	—	N/A
May 29, 2009 through July 2, 2009	581	$13.82	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on April 28, 2009:

Proposal #1 Election of Class II Directors

	For	Withhold
David R. Haas	39,341,993	166,712
James R. Holland, Jr.	39,328,622	180,083
Stephen L. Lanning	39,341,662	167,043
Edward H. Meyer	39,091,296	417,409

Proposal #2 Approve the National CineMedia, Inc. 2009 Performance Bonus Plan

For	Against	Abstentions	Broker Non-Votes
37,117,782	655,149	505	1,735,269

Proposal #3 Approve the National CineMedia, Inc. 2007 Equity Incentive Plan, as amended by the First and Second Amendments (the “Equity Incentive Plan”)

For	Against	Abstentions	Broker Non-Votes
28,374,563	9,371,539	27,334	1,735,269

Proposal #4 Approve the use of “Free Cash Flow” as the performance measure for the vesting of certain restricted stock awards under the Equity Incentive Plan

For	Against	Abstentions	Broker Non-Votes
32,591,242	5,181,649	545	1,735,269

Proposal #5 Ratify the appointment of Deloitte & Touche LLP as our independent auditors for our 2009 fiscal year ending December 31, 2009

For	Against	Abstentions	Broker Non-Votes
39,494,323	14,175	207	—

The following directors’ terms continued after the Annual Meeting of Stockholders:

Class I directors—Kurt C. Hall, Lawrence A. Goodman and Scott N. Schneider

Class III directors—Michael L. Campbell, Gerardo I. Lopez and Lee Roy Mitchell

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1.1	*	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC. (Registrant)

Date: August 7, 2009	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)