Form 10-K/A
period 2009-01-01
National CineMedia, Inc.
filed 2009-11-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of January 1, 2009 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K/A.

EXPLANATORY NOTE

As disclosed in the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on November 5, 2009, the Company is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended January 1, 2009, originally filed with the SEC on March 6, 2009 to restate its presentation of noncontrolling interest. During the fiscal year ended January 1, 2009, the Company presented noncontrolling interest, net of tax, in the Consolidated Statement of Operations based on the founding member’s proportionate share of outstanding membership units applied to the subsidiary’s consolidated net income. However, after review of Emerging Issues Task Force (“EITF”) No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, the Company determined that the pronouncement was applicable to its presentation of minority interest. EITF 95-7 states that while the minority interest balance is negative, which was the case during 2008, the minority interest charge in the Consolidated Statement of Operations should have been the greater of (1) the minority interest holders’ share of the operating partnership’s earnings for the year (if any) or (2) the amount of distributions to the minority interest holder during the year. During the fourth quarter of the fiscal year ended January 1, 2009, the Company had a $16.3 million pre-tax non-cash charge related to an ineffective hedging instrument (as discussed in Note 1 to the Consolidated Financial Statements) as well as a $11.5 million pre-tax non-cash charge related to an investment in an affiliate (as discussed in Note 12 to the Consolidated Financial Statements). Without these discrete, non-operating charges in the fourth quarter of 2008, the founding member’s proportionate share of the subsidiary’s income before noncontrolling interests would have been higher and the guidance of EITF 95-7 would not have been applicable. As a result, the Company has restated its Consolidated Statement of Operations to include $14.9 million of distributions to noncontrolling interests in excess of their proportionate share of earnings, with a corresponding credit to additional paid in capital (deficit). The restatement has no effect on cash distributions paid to the members of the subsidiary, including amounts paid to the Company.

Beginning with the adoption of Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 at the start of our 2009 fiscal year, EITF No. 95-7 has been nullified and the Company has returned to recording all distributions through equity in the same manner it had done prior to the restatement of the 2008 consolidated financial statements discussed above. SFAS No. 160 prohibited retrospective adoption.

In addition, the Company is retrospectively adjusting portions of its Annual Report on Form 10-K for the fiscal year ended January 1, 2009 to reflect the Company’s adoption of SFAS No. 160 on January 2, 2009. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the measurement principles for a noncontrolling interest by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions are reported at zero for all periods through January 1, 2009. Prior period information presented herein has been adjusted to separately present amounts related to noncontrolling interests and the stockholders of the Company.

Further, adjustments have been made to correct the allocation of amounts between accumulated other comprehensive loss and noncontrolling interest in the previously issued Consolidated Balance Sheets for the period ended January 1, 2009, as well as certain amounts in taxes attributable to members and impacts of subsidiary ownership changes and additional paid in capital (deficit) in the Consolidated Statement of Equity/(Deficit) for the period ended January 1, 2009.

The following items of the Annual Report on Form 10-K for the fiscal year ended January 1, 2009 are being amended:

•	Part I – Item 1. Business (references only)

•	Part II – Item 6. Selected Financial Data

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II – Item 8. Financial Statements and Supplementary Data

•	Part II – Item 9A. Controls and Procedures

•	Part III – Item 10. Directors, Executive Officers and Corporate Governance (references only)

•	Part IV – Item 15. Exhibits, Financial Statement Schedules

All other information contained in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2009 remains unchanged. This filing does not reflect any subsequent information or events, except the restatement and for the adoption of SFAS No. 160 described above. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2009 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. These filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Annual Report.

PART I

The information in this Form 10-K/A contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Forward Looking Statements” as well as those discussed elsewhere in this Form 10-K/A.

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

Our Network*

(As of January 1, 2009)

	Theatres	Screens
		Digital	Total	% of Total
Founding Members	1,106	13,307	14,331	82.8%
Network Affiliates	278	1,956	2,982	17.2%

Total	1,384	15,263	17,313	100.0%

*	Excludes Star and Consolidated Theatres

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

Strong Operating Margins with Limited Capital Requirements

A significant portion of our advertising inventory is acquired through multi-year contracts with our content partners, contracts for cell phone courtesy PSA and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires. These multi-year contracts accounted for 31.0% of our total revenue in the year ended January 1, 2009. Our annual adjusted operating income before depreciation and amortization (“OIBDA”) margins have been consistently strong, at approximately 50%. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of adjusted OIBDA margin and the reconciliation to operating income. Our founding members have also invested substantial capital to deploy, expand and upgrade the network within their theatres. Due to the network investments made by our founding members in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures has allowed us to generate significant free cash flow (defined as consolidated net income (or loss) plus depreciation and amortization and minus capital expenditures) before distributions to NCM LLC’s founding members. In the year ended January 1, 2009, our capital expenditures were $16.7 million, of which $5.3 million related to investments in network equipment to add new network affiliate theatres. We believe our expected level of free cash flow generation should provide us with the strategic and financial flexibility to pursue growth opportunities and make dividend payments to our stockholders.

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

Expand into Other Out-of-Home Networks

In 2007, we invested $7.0 million of cash in 6% convertible preferred stock of IdeaCast, Inc. (“IdeaCast”), and in 2008 entered into a put/call relationship with IdeaCast’s lender to provide additional convertible debt funding for IdeaCast. IdeaCast is a provider of advertising to currently over 1,000 fitness centers and health clubs throughout the U.S. In addition to health clubs, the IdeaCast sales team sells inventory in other out-of-home advertising networks including airlines and theme parks. IdeaCast is currently being restructured (refer to Note 1 and Note 12 to the consolidated financial statements included elsewhere in this document for additional discussion). This investment is meant to provide an incubation platform for other out-of-home digital advertising networks while our management team focuses on maximizing the growth opportunities associated with our core advertising, Fathom and CineMeetings businesses. We believe that out-of-home targeted advertising networks should continue to grow in importance as a percentage of advertising spending, providing a future growth engine for NCM as our cinema advertising business matures.

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

Forward-Looking Statements

In addition to historical information, some of the information in this Annual Report on Form 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-K/A, including, without limitation, certain statements under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

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

Our preliminary plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising, CineMeetings and Fathom businesses, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile Platform and—Expand into Other Out-of-Home Networks”. For example, in 2007 we made a $7.0 million investment in 6% preferred stock of IdeaCast Inc. and restructured that investment in 2008. We are currently working on a further restructuring that may or may not result in NCM having a continuing interest in that business. Regardless of the outcome of this restructuring, we may decide to continue to expand our network technology and sales capabilities outside of theatres as our theatre advertising business matures in the future. In addition, the development of our internet initiative is at a very early stage, and may not deliver the benefits we have projected.

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

The results of operations data for the years ended January 1, 2009, December 27, 2007 and December 28, 2006 and the balance sheet data as of January 1, 2009 and December 27, 2007 are derived from the audited financial statements of NCM, Inc. and NCM LLC included elsewhere in this document and reflects the restatement and retrospective application of SFAS No. 160, as disclosed in the Explanatory Note to this Form 10-K/A and Notes 1 and 2 to our consolidated financial statements contained elsewhere in this document.

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

•	the payment by NCM LLC of a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the ESAs.

			National CineMedia, LLC			Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corp.
Results of Operations Data ($ in millions, except per share data) * See Note 2 to the Consolidated Financial Statements	Year Ended Jan. 1, 2009 * (As Restated)	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Fourteen Week Period Ended Mar. 31 2005	Thirty-eight Week Period Ended Dec. 23, 2004	Year Ended Apr. 1, 2004	Three Months Ended Mar. 31, 2005	Year Ended Dec. 30, 2004
REVENUE:
Advertising	$330.3	$282.7	$20.6	$188.2	$56.0	$15.5	$56.5	$69.9	$15.6	$83.6
Administrative Fees—Members	—	—	0.1	5.4	30.8	—	—	—	—	—
Meetings and Events	38.9	25.4	2.9	25.4	11.7	—	—	—	2.1	11.5
Other	0.3	0.2	—	0.3	0.3	—	—	—	0.1	0.2

TOTAL REVENUE	369.5	308.3	23.6	219.3	98.8	15.5	56.5	69.9	17.8	95.3

EXPENSES:
Advertising Operating Costs	18.7	9.1	1.1	9.2	6.3	3.5	11.3	17.9	0.9	3.7
Meetings/Events Operating Costs	25.1	15.4	1.4	11.1	5.4	—	—	—	0.8	3.9
Network Costs	17.0	13.3	1.7	14.7	9.2	1.1	2.3	1.6	2.4	8.1
Theatre Access Fees/Circuit Share Costs—Members	49.8	41.5	14.4	130.1	38.6	5.5	18.6	18.7	2.4	16.6
Selling and Marketing	47.9	40.9	5.2	38.2	24.9	3.2	10.0	15.1	4.4	15.9
Administrative and other	24.9	20.1	2.8	17.0	9.8	2.7	6.1	10.9	3.4	10.8
Deferred Stock Compensation	—	—	—	—	—	—	—	—	0.3	1.4
Severance Plan Costs	0.5	1.5	0.4	4.2	8.5	—	—	—	—	—
Depreciation and Amortization	12.4	5.0	0.7	4.8	3.0	1.0	0.9	2.4	0.4	1.0

TOTAL EXPENSES	196.3	146.8	27.7	229.3	105.7	17.0	49.2	66.6	15.0	61.4

Operating Income (Loss)	173.2	161.5	(4.1)	(10.0)	(6.9)	(1.5)	7.3	3.3	2.8	33.9
Interest Expense, Net	77.0	57.2	0.1	0.5	—	—	—	—	—	—
Non-Operating Loss	11.5	—	—	—	—	—	—	—	—	—

Income (Loss) Before Income Taxes	84.7	104.3	(4.2)	(10.5)	(6.9)	(1.5)	7.3	3.3	2.8	33.9
Income Taxes	35.0	41.9	—	—	—	(0.6)	3.0	1.4	1.1	13.3

CONSOLIDATED NET INCOME (LOSS)	49.7	62.4	(4.2)	(10.5)	(6.9)	(0.9)	4.3	1.9	1.7	20.6

Less: Net Income Attributable to Noncontrolling Interests, net of tax borne by founding members	33.8	37.6	—	—	—	—	—	—	—	—
Less: Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	14.9	—	—	—	—	—	—	—	—	—

NET INCOME (LOSS) Attributable to NCM, Inc.	$1.0	$24.8	$(4.2)	$(10.5)	$(6.9)	$(0.9)	$4.3	$1.9	$1.7	$20.6

Earnings per NCM, Inc. share, Basic and Diluted	$0.02	$0.59	—	—	—	—	—	—	—	—

			National CineMedia, LLC				Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corp.
Other Financial and Operating Data ($ in millions, except cash dividend declared per common share and advertising contract value per attendee)	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007		Year Ended Dec. 28, 2006	Nine Months Ended Dec. 29, 2005	Fourteen Week Period Ended Mar. 31 2005	Thirty- eight Week Period Ended Dec. 23, 2004	Year Ended Apr. 1, 2004	Three Months Ended Mar. 31, 2005	Year Ended Dec. 30, 2004
OIBDA (1)	$185.6	$166.5	$(3.4)		$(5.2)	$(3.9)	$(0.5)	$8.2	$5.7	$3.2	$34.9
Adjusted OIBDA (1)	189.5	171.1	(2.7)		0.9	4.6	(0.5)	8.2	5.7	3.5	36.3
Adjusted OIBDA Margin (1)	51.3%	55.5%	NM		0.4%	4.7%	NM	14.5%	8.2%	19.7%	38.1%
Capital Expenditures	$16.7	$14.4	$0.6		$6.6	$5.9	—	—	$0.1	$1.4	$2.7
Cash Dividend Declared per Common Share	$0.63	$0.45	—		—	—	—	—	—	—	—
Founding Member Screens at Period End (2)	14,331	13,261	*	**	13,127	9,696	3,144	3,170	3,168	6,258	6,273
Total Screens at Period End (3)	17,313	15,265	*	**	14,081	10,766	5,001	5,026	7,297	6,550	6,565
Digital Screens at Period End (4)	15,263	13,254	*	**	11,463	8,713	2,523	2,523	1,173	5,674	5,303
Total Attendance for Period (in millions) (5)	643.0	504.3	70.8		545.9	311.3	41.5	118.5	163.3	58.6	253.8
Total Advertising Contract Value (6)	$330.3	$282.7	$20.9		$205.1	$144.0	$15.5	$56.5	$69.9	$15.6	$83.6
Total Advertising Contract Value per Attendee (6)	$0.51	$0.56	$0.30		$0.38	$0.46	$0.37	$0.48	$0.43	$0.27	$0.33

					Predecessor— National Cinema Network, Inc.			Predecessor—Regal CineMedia Corp.
Balance Sheet Data (in millions)	As of Jan. 1, 2009	As of Dec. 27, 2007	As of Dec. 28, 2006	As of Dec. 29, 2005	As of Mar. 31 2005	As of Dec. 23, 2004	As of Apr. 1, 2004	As of Mar. 31, 2005	As of Dec. 30, 2004
Cash and cash equivalents	$69.2	$20.8	$6.7	$—	$—	$—	$—	$2.8	$2.5
Receivables, Net	92.2	93.2	63.9	36.6	20.1	26.2	14.4	15.8	28.8
Property and Equipment, Net	28.0	22.2	12.6	10.0	0.7	0.7	2.0	5.2	4.2
Total Assets	609.6	463.6	90.0	48.8	60.8	27.8	18.2	48.2	49.4
Borrowings	799.0	784.0	10.0	1.3	—	—	—	—	—
Members’/Stockholders’ equity/(deficit)	(526.3)	(572.4)	3.5	9.8	0.1	5.6	1.3	41.2	39.5
Total Liabilities and Equity	609.6	463.6	90.0	48.8	60.8	27.8	18.2	48.2	49.4

***—Not materially different than year ended December 28, 2006

Notes to the Selected Historical Financial and Operating Data

1. OIBDA, Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the U.S (reconciliation to GAAP financial measures are presented in the table below). OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash severance plan costs, share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s non-cash severance plan costs, share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, consolidated net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

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

The following discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto included elsewhere in this document. The financial information in this item has been updated to reflect the restatement and retrospective application of SFAS No. 160, as disclosed in the Explanatory Note to this Form 10-K/A and in Notes 1 and 2 to our consolidated financial statements contained elsewhere in this document.

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

	Historical				Pro Forma
(In millions, except per share data)	Year Ended Jan. 1, 2009	Post-IPO Period Ended Dec. 27, 2007	Pre-IPO Period Ended Feb. 12, 2007	Year Ended Dec. 28, 2006	Year Ended Dec. 27, 2007	Year Ended Dec. 28, 2006
Revenue	$369.5	$308.3	$23.6	$219.3	$338.0	$275.7
Operating income (loss)	$173.2	$161.5	$(4.1)	$(10.0)	$171.1	$126.8
Adjusted OIBDA	$189.5	$171.1	$(2.7)	$0.9	$182.1	$138.3
Adjusted OIBDA margin	51.3%	55.5%	NM	0.4%	53.9%	50.2%
Net Income (loss) Attributable to NCM, Inc. (As Restated)	$1.0	$24.8	$(4.2)	$(10.5)	$24.6	$16.6
Net Income per NCM, Inc. Basic Share (As Restated)	$0.02	$0.59	—	—	$0.58	$0.39
Net Income per NCM, Inc. Diluted Share (As Restated)	$0.02	$0.59	—	—	$0.58	$0.39

Total advertising contract value ($ in millions)	$330.3	$282.7	$20.9	$205.1
Total attendance (in millions)	643.0	504.3	70.8	545.9
Total advertising contract value per attendee	$0.51	$0.56	$0.30	$0.38

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

Net income (loss) attributable to NCM, Inc. Net income attributable to NCM, Inc. generated for the year ended January 1, 2009 was $1.0 million compared to net income for the 2007 post-IPO period of $24.8 million and a net loss for the 2007 pre-IPO period of $4.2 million due to an increase in operating income, decreased income taxes and noncontrolling interest, which was offset by a non-operating impairment charge, higher net interest expense and distributions to noncontrolling interest in excess of proportionate share of earnings. The increase in net interest expense is primarily due to a $14.2 million non-cash charge to interest expense related to the change in the status of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Note 1 and 10 to the consolidated financial statements included elsewhere in this document, partially offset by lower market interest rates on the unhedged portion of our debt. The $11.5 million non-operating impairment charge related to our investment in a start-up advertising company as discussed in Note 1and Note 12 to the consolidated financial statements included elsewhere in this document. The decrease in income taxes is due to lower pre-tax income and lower effective state income tax rate, partially offset by an increase in our effective tax rate caused primarily by a valuation allowance we recorded against the deferred tax asset related to the non-operating impairment charge. The decrease in the net amount attributable to noncontrolling interest is primarily due to the lower amount of income allocable to the noncontrolling interest, caused by the items discussed above offset by additional common membership units issued in 2008 and by distributions to noncontrolling interest in excess of proportionate share of earnings of $14.9 million recorded for the year ended January 1, 2009 (refer to Note 2 to the consolidated financial statements included elsewhere in this document).

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

Net income (loss) attributable to NCM, Inc. Net income attributable to NCM, Inc. generated by the Company for the 2007 post-IPO period was $24.8 million, while for the 2007 pre-IPO period there was a net loss attributable to NCM, Inc. of $4.2 million and there was a net loss attributable to NCM, Inc. of $10.5 million during the year ended December 28, 2006. The increase in the profitability of the Company for the 2007 post-IPO period versus the periods prior to the IPO was due to the increase in revenue and decrease in payments to the founding members discussed above, partially offset by an increase in interest expense associated with the new credit facilities and the income taxes and expenses associated with the tax receivable agreement and the net income attributable to noncontrolling interest associated with the new corporate structure. The comparability of the net income attributable to NCM, Inc. of the periods presented is limited due to the differing lengths of the periods, size of our network and changes in the corporate structure and capitalization.

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

During the fourth quarter of 2008, we recorded an other-than-temporary impairment on our investment in IdeaCast and the long-term asset representing the value of the call right to convertible debt in IdeaCast. The impairment was recorded in the fourth quarter of 2008 as there were substantive changes in the circumstances surrounding IdeaCast’s operations, including default under terms of their debt covenants and the emergence of liquidity issues, among other items. Refer to Note 1 to the consolidated financial statements included elsewhere in this document for additional details of the transactions with IdeaCast. In addition, IdeaCast’s lender has an option to put, or require us to purchase up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. We have recorded an estimated liability on the put obligations, which we have recorded to other long-term liabilities of $4.5 million at January 1, 2009. Refer to Note 1 and Note 12 to the consolidated financial statements included elsewhere in this document for additional details of the put. IdeaCast is currently in the process of negotiating a restructuring of its debt and certain other agreements, however we cannot be certain when or if a restructuring will be completed. We believe that if a restructuring arrangement is reached that it will likely include a revision or unwinding of the terms of the put and call agreement with the lender and as a result NCM likely will own a continuing interest in the assets of IdeaCast. If a restructuring cannot be achieved, or if the actual net obligation is different than our estimated value, there could be an adverse effect to future earnings, however we believe any such amount would be immaterial.

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

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of SFAS No. 123(R)), and the determination of fair value of options for accounting purposes requires that management make complex estimates and judgments. We utilize the Black-Scholes option price model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used. The following assumptions were used in the valuation of the options:

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

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 8 to the consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations at January 1, 2009 were as follows:

	Payments Due by Period
	Total	2009	2010-2011	2012-2013	After 2013
	(in millions)
Borrowings	$725.0	$—	$—	$—	$725.0
Future interest on borrowings (1)	275.4	43.2	88.7	91.2	52.3
Office leases	7.9	2.1	3.2	2.5	0.1
Long-term liability-put obligation (2)	10.0	—	10.0	—	—
Network affiliate agreements (3)	24.0	6.4	12.7	4.9	—

Total contractual cash obligations	$1,042.3	$51.7	$114.6	$98.6	$777.4

(1)	The amounts of future interest payments in the table above are based on the amount outstanding on the term loan, estimated rates of interest over the term of the variable rate portion and the rates in effect on our interest rate swap. The terms of the senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million ($137.5 million of which is with Lehman) of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. In addition, we have a variable rate revolving credit agreement. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The value in this table represents the maximum potential payout. The obligation is recorded in other liabilities as a contingent liability at its estimated cost of $4.5 million, which is net of the estimated value of the assets that would be received upon the exercise of the put right. See further discussion of the obligation under Note 12 to the consolidated financial statements included elsewhere in this document.
(3)	The value in this table represents the maximum potential payout. For additional details see the information provided under Note 12 to the consolidated financial statements included elsewhere in this document.

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

Seasonality

The levels of revenue, operating income, consolidated net income, OIBDA and Adjusted OIBDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles and higher theatre attendance. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, consolidated net income, OIBDA and Adjusted OIBDA and our operating margins are lower in the first quarter than the other quarters of a given year. Given this variability, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

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

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of January 1, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, in the Company’s Annual Report on Form 10-K for the year ended January 1, 2009, as filed on March 6, 2009, the Company’s management concluded that the Company’s disclosure controls and procedures as of January 1, 2009 were effective.

In conjunction with the restatement described in Note 2 to our consolidated financial statements contained elsewhere in this document, a re-evaluation was performed as of January 1, 2009 of the effectiveness of the Company’s disclosure controls and procedures. Based upon this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 1, 2009 solely due to a material weakness in our internal control over financial reporting related to our need to restate our 2008 accounting for minority interest in income for the application of EITF 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts and our need to restate our first and second quarter of 2009 Statements of Equity/(Deficit) for the application of SFAS No. 160. In this Form 10-K/A, the Company has restated its Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Equity/(Deficit) and Comprehensive Income and Consolidated Statements of Cash Flows to reflect the correct presentation of minority interest for the year ended January 1, 2009. Simultaneously with this filing, the Company has filed an Amended Form 10-Q/A for the quarters ended April 2, 2009 and July 2, 2009 to correct the presentation of noncontrolling interest reported therein for those quarter ends. After the restatements described in Note 2, management believes that the consolidated financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In conjunction with the restatement described in Note 2 to our consolidated financial statements contained elsewhere in this document, a re-evaluation as of January 1, 2009 was performed by our management, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this re-evaluation, the Company’s management concluded that solely due to the material weakness in our internal control over financial reporting described above, the Company’s internal control over financial reporting as of January 1, 2009 was not effective.

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

Changes in Internal Control over Financial Reporting. Other than described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended January 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Remediation Steps to Address Material Weakness—As of January 2, 2009, the accounting required by EITF 95-7 has been superseded by SFAS No. 160 and thus remediation of that specific accounting control issue will not be required. The focus of the Company’s remediation of the material weakness will be on its future adoption of accounting standards. We plan, among other steps, to develop a formal internal implementation program for all new accounting literature, specifying the steps to be taken and the timeline for completing our analysis of the adoption.

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

In our report dated March 5, 2009, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2009. As described in the following paragraph, the Company subsequently identified a material misstatement related to the accounting for minority interest in its financial statements as of and for the year ended January 1, 2009, which caused such annual financial statements to be restated. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of January 1, 2009, expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: Management has identified a material weakness in controls related to the application of Generally Accepted Accounting Principles for new or infrequent accounting issues that were not operating effectively and, therefore, failed to appropriately account for the Company’s minority interest in income for the year ended January 1, 2009.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 1, 2009 of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 1, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 1, 2009 of the Company and our report dated March 5, 2009 (November 5, 2009 as to the effects of the restatement and the retrospective adjustment discussed in Notes 2 and 15) expressed an unqualified opinion on those financial statements and included an explanatory paragraph discussing a restatement of the Company’s financial statements and the retrospective adjustment for the change in the Company’s method of accounting for noncontrolling interests.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 5, 2009 (November 5, 2009 as to the effects of the material weakness described in the sixth paragraph above)

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

The information required in this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K/A under the heading “Executive Officers of the Registrant.”

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

(b) Exhibits

See Exhibit Index, beginning on page 54.

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

NATIONAL CINEMEDIA, INC. (Registrant)

Dated: November 5, 2009	/s/ KURT C. HALL
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2009	/s/ GARY W. FERRERA
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KURT C. HALL Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	November 5, 2009

/s/ GARY W. FERRERA Gary W. Ferrera	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	November 5, 2009

/s/ MICHAEL L. CAMPBELL Michael L. Campbell	Director	November 5, 2009

/s/ LAWRENCE A. GOODMAN Lawrence A. Goodman	Director	November 5, 2009

/s/ DAVID R. HAAS David R. Haas	Director	November 5, 2009

/s/ JAMES R. HOLLAND, JR. James R. Holland, Jr.	Director	November 5, 2009

/s/ STEPHEN L. LANNING Stephen L. Lanning	Director	November 5, 2009

/s/ EDWARD H. MEYER Edward H. Meyer	Director	November 5, 2009

/s/ LEE ROY MITCHELL Lee Roy Mitchell	Director	November 5, 2009

/s/ SCOTT N. SCHNEIDER Scott N. Schneider	Director	November 5, 2009

INDEX TO EXHIBITS

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(20)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(21)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(22)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(19)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

10.13	(3)	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note).

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

Exhibit	Reference	Description

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.17	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.17.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(4)	National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.19.1	(23)	First Amendment to National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.20	(5)	Form of Option Substitution Award. +

10.21	(6)	Form of Restricted Stock Substitution Award. +

10.22	(7)	Form of Stock Option Agreement. +

10.22.1	(23)	Form of 2009 Stock Option Agreement. +

10.23	(8)	Form of Restricted Stock Agreement. +

10.23.1	(23)	Form of 2009 Restricted Stock Agreement. +

10.24	(9)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.25	(10)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(11)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(12)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.28	(13)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(14)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(15)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.31	(16)	Confirmation of Swap, dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.32	(17)	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.33	(18)	National CineMedia, Inc. 2008 Performance Bonus Plan +

10.33.1	(23)	First Amendment to National CineMedia, Inc. 2008 Performance Bonus Plan +

10.34	(23)	Form of Restricted Stock Unit Agreement. +

21.1	(23)	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	(23)	The audited financial statements of National CineMedia, LLC as of and for the year ended January 1, 2009 (and comparative periods).

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(9)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(11)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.
(12)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(15)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(16)	Incorporated by reference to Exhibit 10.5 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(17)	Incorporated by reference to Exhibit 10.6 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(18)	Incorporated by reference to Appendix B from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 28, 2008.
(19)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.
(20)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(21)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(22)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(23)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.

INDEX TO FINANCIAL STATEMENTS

Page
National CineMedia, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of January 1, 2009 (As Restated) and December 27, 2007	F-3

Statements of Operations for the year ended January 1, 2009 (As Restated), the period February  13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006

F-4

Statements of Equity/(Deficit) and Comprehensive Income for the year ended January 1, 2009 (As Restated) and the period February 13, 2007 through December 27, 2007	F-5

Statements of Members’ Equity/(Deficit) for the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006	F-6

Statements of Cash Flows for the year ended January 1, 2009, the period February  13, 2007 through December 27, 2007, the period December 29, 2006 through February 12, 2007 and the year ended December 28, 2006

F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary as of January 1, 2009 and December 27, 2007, the related consolidated statements of operations, equity (deficit), and cash flows for the year ended January 1, 2009 and for the period February 13, 2007 through December 27, 2007 and for National CineMedia, LLC the statements of operations, Members’ equity (deficit) and cash flows for the period December 29, 2006 through February 12, 2007 and for the year ended December 28, 2006 (National CineMedia, Inc., and National CineMedia, LLC, are collectively referred to as the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc. and subsidiary as of January 1, 2009 and December 27, 2007, and the results of operations and cash flows for the year ended January 1, 2009 and for the period February 13, 2007 through December 27, 2007 and for National CineMedia, LLC the results of operations and cash flows for the period December 29, 2006 through February 12, 2007 and for the year ended December 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2008 financial statements have been restated to correct a misstatement. The accompanying financial statements have also been retrospectively adjusted for the change in the Company’s method of accounting for noncontrolling interests as discussed in Notes 2 and 15.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2009 (November 5, 2009 as to the effects of the material weakness described in the sixth paragraph of that report), which report expressed an adverse opinion thereon.

/s/ DELOITTE & TOUCHE LLP

Denver, Colorado

March 5, 2009 (November 5, 2009 as to the effects of the restatement and the retrospective adjustment discussed in Notes 2 and 15)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	January 1, 2009 (As Restated, Note 2)	December 27, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.2	$20.8
Short-term investments	—	9.1
Receivables, net of allowance of $2.6 and $1.5 million, respectively	92.2	93.2
Prepaid expenses	1.6	1.9
Income taxes receivable	3.6	1.7
Other current assets	0.8	0.4

Total current assets	167.4	127.1
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $27.0 and $17.3 million, respectively	28.0	22.2
INTANGIBLE ASSETS, net of accumulated amortization of $1.5 and $0 million, respectively	111.8	—
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $2.0 million and $0, respectively	290.4	293.8
Debt issuance costs, net	11.1	13.0
Investment in affiliate	—	7.0
Other long-term assets	0.9	0.5

Total other assets	302.4	314.3

TOTAL	$609.6	$463.6

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.6	15.8
Payable to founding members under tax sharing agreement	17.0	13.4
Accrued expenses	6.7	10.6
Accrued payroll and related expenses	7.5	10.2
Accounts payable	11.3	6.6
Deferred revenue and other current liabilities	3.6	3.3

Total current liabilities	71.7	59.9
OTHER LIABILITIES:
Borrowings	799.0	784.0
Deferred tax liability	54.1	55.4
Payable to founding members under tax sharing agreement	118.9	122.3
Interest rate swap agreements	87.7	14.4
Other long-term liabilities	4.5	—

Total other liabilities	1,064.2	976.1

Total liabilities	1,135.9	1,036.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,109,966 and 42,000,000 issued and outstanding, respectively	0.4	0.4
Additional paid in capital (deficit)	(494.9)	(581.1)
Accumulated other comprehensive loss	(18.7)	(3.9)
Retained earnings (distributions in excess of earnings)	(13.1)	12.2

Total NCM, Inc. stockholders’ equity/(deficit)	(526.3)	(572.4)
Noncontrolling interests	—	—

Total equity/(deficit)	(526.3)	(572.4)

TOTAL	$609.6	$463.6

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended January 1, 2009 (As Restated, Note 2)	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
REVENUE:
Advertising (including revenue from founding members of $43.3, $40.9, $0.0 and $0.0 million, respectively)	$330.3	$282.7	$20.6	$188.2
Administrative fees—founding members	—	—	0.1	5.4
Meetings and events	38.9	25.4	2.9	25.4
Other	0.3	0.2	—	0.3

Total	369.5	308.3	23.6	219.3

OPERATING EXPENSES:
Advertising operating costs	18.7	9.1	1.1	9.2
Meetings and events operating costs	25.1	15.4	1.4	11.1
Network costs	17.0	13.3	1.7	14.7
Theatre access fees/circuit share costs—founding members	49.8	41.5	14.4	130.1
Selling and marketing costs	47.9	40.9	5.2	38.2
Administrative costs	24.9	20.1	2.8	17.0
Severance plan costs	0.5	1.5	0.4	4.2
Depreciation and amortization	12.4	5.0	0.7	4.8

Total	196.3	146.8	27.7	229.3

OPERATING INCOME (LOSS)	173.2	161.5	(4.1)	(10.0)

Interest Expense, Net:
Borrowings	51.8	48.0	0.1	0.5
Change in derivative fair value	14.2	—	—	—
Accretion of interest on the discounted payable to founding members under tax sharing agreement	12.0	9.9	—	—
Interest income and other	(1.0)	(0.7)	—	—

Total	77.0	57.2	0.1	0.5
Impairment and related loss	11.5	—	—	—

INCOME (LOSS) BEFORE INCOME TAXES	84.7	104.3	(4.2)	(10.5)
Provision for Income Taxes	35.0	41.9	—	—

CONSOLIDATED NET INCOME (LOSS)	49.7	62.4	(4.2)	(10.5)
Less: Net Income Attributable to Noncontrolling Interests, net of tax borne by founding members	33.8	37.6	—	—
Less: Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	14.9	—	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC	$1.0	$24.8	$(4.2)	$(10.5)

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.02	$0.59
Diluted	$0.02	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,040,879	42,000,000
Diluted	42,041,305	42,182,811

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME (In millions)

		NCM, Inc.
		Class A Common Stock
	Consolidated	Shares	Amount	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 27, 2007	$(572.4)	42,000,000	$0.4	$(581.1)	$12.2	$(3.9)	$—
Distributions to Members	(75.5)	—	—	—	—	—	(75.5)
Contributions from Members	5.2	—	—	—	—	—	5.2
Subsidiary equity issued for purchase of intangible asset	116.1	—	—	49.2	—	—	66.9
Taxes attributable to Members and impacts of subsidiary ownership changes (As Restated, Note 2)	8.7	—	—	(0.2)	—	0.2	8.7
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(35.4)	—	—	—	—	(15.0)	(20.4)
Net income, net of tax (As restated, Note 2)	49.7	—	—	—	1.0	—	48.7

Total Comprehensive Income, net of tax	14.3				1.0	(15.0)	28.3

Share-based compensation	3.6	109,966	—	3.0	—	—	0.6
Cash dividends declared $0.63 per share	(26.3)	—	—	—	(26.3)	—	—
Recovery of Deficit in Noncontrolling Interest	—	—	—	34.2	—	—	(34.2)

Balance—January 1, 2009 (As Restated, Note 2)	$(526.3)	42,109,966	$0.4	$(494.9)	$(13.1)	$(18.7)	$—

		NCM, Inc.
		Class A Common Stock
	Consolidated	Shares	Amount	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—February 13, 2007	$—	—	$—	$—	$—	$—	$—
Issuance of common stock	826.2	42,000,000	0.4	825.8	—	—	—
NCM, Inc. investment in subsidiary	—	—	—	(824.6)	—	—	824.6
IPO date transactions	(1,411.7)	—	—	120.4	—	—	(1,532.1)
Reclass deficit in noncontrolling interest to NCM, Inc.	—	—	—	(707.5)	—	—	707.5

Balance—IPO	$(585.5)	42,000,000	0.4	(585.9)	—	—	—

Distributions to Members	(65.8)	—	—	—	—	—	(65.8)
Contributions from Members	12.5	—	—	—	—	—	12.5
Taxes attributable to Members and impacts of subsidiary ownership changes	22.2	—	—	—	—	—	22.2
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(8.7)	—	—	—	—	(3.9)	(4.8)
Net income (loss), net of tax	62.4	—	—	—	24.8	—	37.6

Total Comprehensive Income, net of tax	53.7				24.8	(3.9)	32.8

Share-based compensation	3.1	—	—	2.5	—	—	0.6
Cash dividends declared $0.45 per share	(12.6)	—	—	—	(12.6)	—	—
Recovery of Deficit in Noncontrolling Interest	—	—	—	2.3	—	—	(2.3)

Balance—December 27, 2007	$(572.4)	42,000,000	$0.4	$(581.1)	$12.2	$(3.9)	$—

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY/(DEFICIT)

(In millions, except share data)

	Class A Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
	Shares	Amount
Members’ Equity/(Deficit)
Balance—December 29, 2005						$9.8

Capital contribution from Members						0.9
Contribution of Severance Plan payments						4.2
Distribution to Members						(0.9)
Net loss						(10.5)

Balance—December 28, 2006						3.5

Contribution of Severance Plan payments						0.4
Net loss						(4.2)

Balance—February 12, 2007						$(0.3)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$49.7	$62.4	$(4.2)	$(10.5)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	7.3	14.3	—	—
Depreciation and amortization	12.4	5.0	0.7	4.8
Non-cash severance plan and share-based compensation	3.9	4.6	0.7	6.1
Non-cash impairment and related loss	11.5	—	—	—
Accretion of interest on the discounted payable to founding members under tax sharing agreement	12.0	9.9	—	—
Net realized and unrealized hedging transactions	14.2	—	—	—
Amortization of debt issuance costs and loss on repayment of debt	1.9	1.7	—	—
Changes in operating assets and liabilities:
Receivables—net	1.0	(41.8)	12.6	(27.3)
Accounts payable and accrued expenses	(1.9)	13.9	(4.4)	4.4
Amounts due to founding members	(0.6)	(51.2)	(3.7)	33.4
Income taxes and other	13.1	18.5	0.5	0.9
Payment of severance plan costs	—	—	—	(3.5)

Net cash provided by operating activities	124.5	37.3	2.2	8.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(16.6)	(13.8)	(0.5)	(6.3)
Proceeds from sale of short-term investments	9.1	—	—	—
Purchases of short-term investments and other	—	(9.4)	—	—
Investment in affiliate	—	(7.0)	—	—

Net cash used in investing activities	(7.5)	(30.2)	(0.5)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(26.3)	(12.6)	—	—
Proceeds from borrowings	139.0	924.0	13.0	66.0
Repayments of borrowings	(124.0)	(150.0)	(13.0)	(56.0)
Proceeds from founding member contributions	9.7	7.5	—	0.9
Distribution to founding members	(67.2)	(1,579.8)	—	(0.9)
Proceeds from stock option exercises	0.6	—	—	—
Repurchase of stock for restricted stock tax withholding	(0.4)	—	—	—
Sale of common stock	—	882.0	—	—
Payment of offering costs and fees	—	(51.1)	(0.1)	(4.0)
Payment of debt issuance costs	—	(14.6)	—	—
Proceeds of short-term borrowings from founding members	—	—	—	3.0
Repayments of short-term borrowings to founding members	—	—	—	(4.3)

Net cash provided by (used in) financing activities	(68.6)	5.4	(0.1)	4.7

CHANGE IN CASH AND CASH EQUIVALENTS	48.4	12.5	1.6	6.7
CASH AND CASH EQUIVALENTS:
Beginning of period	20.8	8.3	6.7	—

End of period	$69.2	$20.8	$8.3	$6.7

(Continued)

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.5	$1.5	$0.4	$4.2
Increase in distributions payable to members	$28.3	$20.4	—	—
Contributions from members collected after period end	$0.4	$3.7	—	—
Integration payment from members collected after period end	$1.2	—	—	—
Purchase of an intangible asset with subsidiary equity	$116.1	—	—	—
Increase in property and equipment not requiring cash in the period	—	$0.6	—	$0.3
Increase in deferred offering costs	—	—	—	$0.5
Liability and equity recorded upon recognition of deferred tax assets and liabilities related to IPO-date transactions:
Payable to founding members under tax sharing agreement	—	$125.8	—	—
Additional paid-in-capital	—	$119.6	—	—
Deferred offering costs reclassified to equity	—	$4.7	—	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$48.3	$44.0	$0.1	$0.4
Cash paid for income taxes	$0.9	$8.1	—	—

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

Earnings Per NCM, Inc. Share, Basic and Diluted

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted earnings per NCM, Inc. share are as follows:

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007
Net Income Attributable to NCM, Inc. (in millions)	$1.0	$24.8

Weighted average shares outstanding:
Basic	42,040,879	42,000,000
Add: Dilutive effect of stock options and restricted stock	426	182,811

Diluted	42,041,305	42,182,811

Earnings per NCM, Inc. share:
Basic	$0.02	$0.59
Diluted	$0.02	$0.59

The effect of the 55,608,459 and 51,850,951 convertible NCM LLC common units held by the founding members for the year ended January 1, 2009 and the post-IPO period, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive due to inclusion in interest expense of non-cash accretion of the discounted payable to founding members under tax sharing agreement, which is not deducted by NCM LLC. In addition, there were 915,499 and 20,904 stock options and 52,208 and 2,575 non-vested shares for the year ended January 1, 2009 and the post-IPO period, respectively, excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

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

Segment Reporting—Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information requires companies to disclose certain information about operating segments. The meetings and event services operations are operating segments but do not meet the quantitative thresholds for segment reporting based on the criteria within SFAS No. 131.

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

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 3. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

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

Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 4. The Company records amortization using the straight-line method over the estimated useful life of the intangibles.

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

Effective with the 2007 post-IPO period, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized in income in the period that includes the enactment date. The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Refer to Note 6.

The Company follows FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. Refer to Note 6.

Assets and Liabilities Measured at Fair Value on a Recurring Basis—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to SFAS No. 157, Fair Value Measurements, which the Company adopted December 28, 2007, is as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At January 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:

Investment in Affiliate (1)	—	—	—	—

LIABILITIES:

Interest Rate Swap Agreements (2)	$87.7	—	$87.7	—

(1)	During 2007, NCM LLC invested $7.0 million of cash in 6% convertible preferred stock and related option on the common stock of IdeaCast, Inc. (“IdeaCast”), a start-up company that operates an advertising network in fitness centers and health clubs throughout the United States. The preferred stock is accounted for as an investment in debt securities per SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, due to the provisions in the agreement, which give the Company a mandatory redemption right five years after the date of investment. The securities are not held for trading purposes and are therefore by default classified as available-for-sale even though it is not the Company’s intent to sell these securities. There are no marketplace indicators of value that management can use to determine the fair value of the investment. Until the fourth quarter of 2008, the Company based its recurring estimated fair value of the investment in IdeaCast on a discounted cash flow model that probability weights IdeaCast’s potential future cash flows under various scenarios and management’s judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded a full impairment to the value of the investment and the carrying value was adjusted to zero due to IdeaCast’s defaults on its senior debt during the fourth quarter of 2008 and resulting illiquidity. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the consolidated statement of operations since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factors identified by management in making these assessments and determining the amounts were events of default on IdeaCast’s convertible debt that emerged after the fourth quarter 2008 IdeaCast operating results were analyzed and after IdeaCast failed to make a scheduled debt service payment and ongoing discussions with the convertible debt lender. Refer to Note 12 for additional details.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3) ( in millions)
Year Ended January 1, 2009
Investment in Affiliate
Beginning Balance	$7.0
Total gains or losses (realized/unrealized)
Included in earnings	(7.0)
Included in other comprehensive income	—
Purchases, sales, issuances, and settlements, net	—
Transfers in and/or out of Level 3	—

Ending Balance	—

(2)	At the time of the IPO, NCM LLC entered into interest rate swap agreements with four counterparties, which qualified for and were designated as a cash flow hedge against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%.

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

Accumulated Other Comprehensive Income/Loss—Accumulated other comprehensive income/loss is composed of the following (in millions):

Hedging Transactions
Balance—February 13, 2007	$—
Change in fair value	(14.4)
Tax effect and noncontrolling interest	10.5

Balance—December 27, 2007	(3.9)
Change in fair value	(59.5)
Tax effect and noncontrolling interest	44.1
Impact of change in ownership	0.2
Reclassifications into earnings	0.4

Balance—January 1, 2009	$(18.7)

Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 9, we have a balance of $11.1 million and $13.0 million in deferred financing costs as of January 1, 2009 and December 27, 2007, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we amortized $1.9 million, $1.6 million, $0.0 million and $0.0 million of debt issuance costs, respectively.

Other Long-Terms Assets and Liabilities—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the reduction of the price at which the preferred stock held by NCM LLC can be converted into common stock; the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011; NCM LLC being granted an option to “call,” or require the lender to sell to NCM LLC up to $10 million of funded convertible debt at par, at any time before the put is exercised in whole; and an amendment to the preexisting option to acquire additional IdeaCast common stock. The put is accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Refer to Note 12 for additional details. The estimated fair value of the call of $2.4 million was recorded to other long-term assets and the estimated fair value of the put of $2.4 million was recorded in other long-term liabilities during the second quarter of 2008. The Company based its estimated fair value of the call and put on a discounted cash flow model that probability weights IdeaCast’s business potential future cash flows under various scenarios, including the likelihood of the call, put or option being executed and management’s judgment, which is based in part on communications with IdeaCast and their lender. During the fourth quarter of 2008, the Company recorded an impairment to the value of the call and the carrying value was adjusted to zero since the Company determined that the put was probable. The Company determined the impairment was other-then-temporary and the unrealized loss was reported as a non-operating loss in the consolidated statement of operations since the fair value was determined to be significantly below cost and the realizable value is not equal to or greater than the carrying value.

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts payable, accrued expenses and the revolving credit facility as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of short-term investments and interest rate swap agreements are the same since the Company accounts for these instruments at fair value. As the Company’s term loan does not have an active market, the Company has estimated the fair value of the term loan to be $514.8 million based on our analysis of current credit market conditions. The carrying value of the term loan was $725.0 million as of January 1, 2009,

Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under SFAS No. 123(R), Share-Based Payment. The Company adopted SFAS No. 123(R) on December 30, 2005 prospectively for new equity based grants, as there were no equity based grants prior to the date of adoption. Refer to Note 10.

Recent Accounting Pronouncements

The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 effective January 2, 2009. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s consolidated financial statements and Note 15. SFAS No. 160 also changes the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions, are reported at zero for all periods through January 1, 2009. The noncontrolling interest in NCM LLC’s deficit through January 1, 2009, has been charged against NCM Inc.’s additional paid-in capital (deficit).

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

2. RESTATEMENT

As disclosed in the Company’s Form 8-K filed with the SEC on November 5, 2009, the Company is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended January 1, 2009, originally filed with the SEC on March 6, 2009 to restate its presentation of noncontrolling interest. During the fiscal year ended January 1, 2009, the Company presented noncontrolling interest, net of tax, in the Consolidated Statement of Operations based on the founding member’s proportionate share of outstanding membership units applied to the subsidiary’s consolidated net income. However, after review of EITF No. 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts, the Company determined that the pronouncement was applicable to its presentation of minority interest, which states that while the minority interest balance is negative, the minority interest charge in the consolidated income statement should be the greater of (1) the minority interest holders’ share of the operating partnership’s earnings for the year (if any) or (2) the amount of distributions to the minority interest holder during the year. During the fourth quarter of the fiscal year ended January 1, 2009, the Company had a $16.3 million pre-tax non-cash charge related to an ineffective hedging instrument (as discussed in Note 1) as well as a $11.5 million pre-tax non-cash charge related to an investment in an affiliate, (as discussed in Note 12). Without these discrete, non-operating charges in the fourth quarter of 2008, the founding member’s proportionate share of the subsidiary’s income before noncontrolling interests would have been higher and the guidance of EITF 95-7 would not have been applicable. As a result, the Company has restated its noncontrolling interest, net of tax, in the Consolidated Statement of Operations to include the amount of distributions (adjusted for distributions funded by cash capital contributions from the founding members) to the noncontrolling interests in excess of their proportionate share of earnings, with a corresponding credit to additional paid in capital (deficit). The restatement has no effect on cash distributions paid to the members of NCM LLC, including amounts paid to the Company.

Beginning with the adoption of SFAS No. 160 at the start of our 2009 fiscal year, EITF No. 95-7 has been nullified and the Company will return to recording all distributions through equity in the same manner it had done prior to the restatement of the 2008 consolidated financial statements discussed above. SFAS No. 160 prohibited retrospective adoption.

        In addition, the Company is retrospectively adjusting portions of its Annual Report on Form 10-K for the fiscal year ended January 1, 2009 to reflect the Company’s adoption of SFAS No. 160 on January 2, 2009. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 also changes the measurement principles for a noncontrolling interest by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions are reported at zero for all periods through January 1, 2009. Prior period information presented herein has been adjusted to separately present amount related to noncontrolling interests and the stockholders of the Company.

Further, adjustments have been made to correct the allocation of amounts between accumulated other comprehensive loss and noncontrolling interest in the previously issued Consolidated Balance Sheets for the period ended January 1, 2009, as well as certain amounts in taxes attributable to members and impacts of subsidiary ownership changes and additional paid in capital (deficit) in the Consolidated Statement of Equity/(Deficit) for the period ended January 1, 2009.

The following tables set forth the effect of the corrections described above:

	CONSOLIDATED BALANCE SHEET
	At January 1, 2009
	As Previously Reported	As Restated
Accumulated other comprehensive loss	$(14.7)	$(18.7)
Retained earnings (Distributions in excess of earnings)	$1.8	$(13.1)
Additional paid in capital (deficit)	$(513.8)	$(494.9)

	CONSOLIDATED STATEMENT OF OPERATIONS
	Year Ended January 1, 2009
	As Previously Reported	As Restated
Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	$—	$14.9
Net Income (Loss) Attributable to NCM, Inc.	$15.9	$1.0
Basic Earnings Per NCM, Inc. Common Share	$0.38	$0.02
Diluted Earnings Per NCM, Inc. Common Share	$0.38	$0.02

3. PROPERTY AND EQUIPMENT (in millions)

	As of January 1, 2009	As of December 27, 2007
Equipment	$53.3	$37.3
Leasehold Improvements	1.4	1.4
Less accumulated depreciation	(27.0)	(17.3)

Subtotal	27.7	21.4
Construction in Progress	0.3	0.8

Total property and equipment	$28.0	$22.2

For the year ended January 1, 2009, 2007 post-IPO period, 2007 pre-IPO period and the year ended December 28, 2006 we recorded depreciation of $10.2 million, $4.8 million, $0.6 million and $4.0 million, respectively.

4. INTANGIBLE ASSETS

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

5. ACCRUED EXPENSES (in millions)

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

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying the income before taxes and noncontrolling interest by the U.S. federal statutory rate of 35% was (in millions):

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007
Provision calculated at federal statutory income tax rate	$29.6	$36.5
State and local income taxes, net of federal benefit	3.9	5.2
Change in valuation allowance	2.0	—
Other	(0.5)	0.2

Total income tax provision	$35.0	$41.9

The Company has provided total income taxes, as follows (in millions):

	Year Ended January 1, 2009		Period February 13, 2007 through December 27, 2007
	Pre-Tax Amount	Income Tax Provision	Pre-Tax Amount	Income Tax Provision
Income before income taxes and noncontrolling interest	$84.7	$35.0	$104.3	$41.9
Noncontrolling interest	(54.9)	(21.1)	(62.8)	(25.2)

Net tax provision		$13.9		$16.7

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

	As of January 1, 2009	As of December 27, 2007
Deferred tax assets:
Excess of tax basis over book basis—investment in consolidated subsidiary NCM LLC (1)(2)	$265.8	$289.8
Common Unit Adjustment (3)	6.7	—
Unrealized loss on hedging transactions	17.1	2.6
Other	3.6	1.8

Total deferred tax assets	293.2	294.2
Valuation allowance	2.0	—

Total deferred tax assets, net of valuation allowance	$291.2	$294.2

Deferred tax liabilities:
Discount on liability for payable to founding members under tax sharing agreement (4)	$51.5	$55.4
Other	2.8	—

Total deferred tax liabilities	$54.3	$55.4

(1)	The Company recorded a tax basis adjustment to reflect the Company’s share of the tax basis in excess of the book basis in the underlying assets of NCM LLC. NCM LLC made an election under Section 754 of the Internal Revenue Code when its tax return was prepared resulting in the positive tax basis adjustment on its tax-basis balance sheet of the Company for its acquired share of NCM LLC’s assets. The vast majority of this tax basis adjustment is attributable to intangible assets that are amortized over a 15-year period for federal income tax purposes.

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

(2)	For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of the founding members agreeing to modify NCM LLC’s payment obligations under the ESAs. The amount reflects the tax effect of NCM, Inc.’s share of this intangible asset, which is amortized over a 30-year life for federal income tax purposes.
(3)	For federal income tax and financial reporting purposes, an amortizable intangible asset was created as a result of the common unit adjustments, which are further described in Note 4. However, due to differences in tax and book measurement principles, there was a temporary difference in the recorded amounts for tax and book purposes.
(4)	NCM Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a deferred tax liability. We recorded accretion of interest on the discounted payable of $12.0 million and $9.9 million for the year ended January 1, 2009 and the 2007 post-IPO period, respectively.

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

8. RELATED-PARTY TRANSACTIONS

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

On April 30, 2008, Regal acquired Consolidated Theatres. Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the year ended January 1, 2009, the Consolidated Theatres payment was $2.8 million, of which $1.2 million was included in the due to/from founding members. The Consolidated Theatres payment was recorded as a reduction of the intangible asset that was created in connection with the common membership units issued to Regal upon the closing of its acquisition of Consolidated Theatres (see Note 4).

See Note 6 for information regarding payable to founding members under tax sharing agreement.

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

9. BORROWINGS

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

The outstanding balance of the term loan facility at January 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at January 1, 2009 was $74.0 million. As of January 1, 2009, the effective rate on the term loan was 6.01% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.75%. The weighted-average interest rate on the unhedged revolver was 3.19%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility will be determined quarterly and will be subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at January 1, 2009, including the consolidated net senior secured leverage ratio. As of January 1, 2009, our consolidated net senior secured leverage ratio was 3.9 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of January 1, 2009, the Company had approximately 76% hedged (57% without considering the LBSF portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. However, the Company has notified LBSF of an event of default. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 1 for an additional discussion of the interest rate swaps.

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

Future Maturities of Long-Term Borrowings –

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

The following table summarizes information about the stock options at January 1, 2009, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at Jan. 1, 2009	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at Jan. 1, 2009	Weighted Average Exercise Price
$5.35	50,500	9.8	$5.35	—	$—
$9.70–$12.61	80,500	9.6	12.09	—	—
$16.35–$18.01	1,426,233	12.3	16.52	482,998	16.56
$19.37–$21.00	315,000	8.4	20.35	74,800	21.00
$24.04–$24.74	114,866	10.7	24.25	34,779	24.27
$26.76–$29.05	38,000	8.7	28.87	7,600	28.87

	2,025,099	11.4	$17.33	600,177	$17.71

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

The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 27, 2007	271,845	$21.21
Granted	31,500	18.97
Forfeited	(1,823)	21.00
Vested	(97,904)	21.12

Non-vested as of January 1, 2009	203,618	$20.91

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

11. EMPLOYEE BENEFIT PLANS

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

13. VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$1.5	$1.1	$1.1	$0.5
Provision for bad debt	2.3	1.0	0.1	0.8
Write-offs, net	(1.2)	(0.6)	(0.1)	(0.2)

Balance at end of period	$2.6	$1.5	$1.1	$1.1

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$—	$—	$—	$—
Valuation allowance recorded	2.0	—	—	—

Balance at end of period	$2.0	$—	$—	$—

14. QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Operations:
Revenues	$62.7	$86.7	$107.7	$112.4
Operating Expenses	45.0	47.6	50.5	53.2
Consolidated Net income (loss)	1.0	13.5	28.0	7.2
Net Income (Loss) Attributable to NCM, Inc.	(0.4)	4.3	10.9	(13.8)
Earnings (loss) per NCM, Inc. share, Basic	(0.01)	0.10	0.26	(0.33)
Earnings (loss) per NCM, Inc. share, Diluted	(0.01)	0.10	0.26	(0.33)

	Period December 29, 2006 through February 12, 2007	Period February 13, 2007 through March 29, 2007	Second Quarter	Third Quarter	Fourth Quarter
2007
Operations:
Revenues	$23.6	$32.4	$83.7	$97.6	$94.5
Operating Expenses	27.7	19.1	39.7	43.8	44.0
Consolidated Net income (loss)	(4.2)	3.2	16.3	22.4	20.5
Net Income (Loss) Attributable to NCM, Inc.	(4.2)	1.0	6.3	9.2	8.3
Earnings per NCM, Inc. share, Basic	––	0.02	0.15	0.22	0.19
Earnings per NCM, Inc. share, Diluted	––	0.02	0.15	0.22	0.19

15. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Year Ended January 1, 2009	Period February 13, 2007 through December 27, 2007	Period December 29, 2006 through February 12, 2007	Year Ended December 28, 2006
Net income (loss) attributable to NCM, Inc.	$1.0	$24.8	$(4.2)	$(10.5)
Subsidiary equity issued for purchase of intangible asset	49.2	—	—	—
Taxes attributable to Members and impacts of subsidiary ownership changes	(0.2)	—	—	—
NCM, Inc. investment in subsidiary	—	(824.6)	—	—
Reclass deficit in noncontrolling interest to NCM, Inc.	—	(707.5)	—	—
Recovery of deficit in noncontrolling interest	34.2	2.3	—	—

Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$84.2	$(1,505.0)	$(4.2)	$(10.5)

16. SUBSEQUENT EVENT

On January 15, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on March 19, 2009 to be paid on April 2, 2009.