Form 10-Q/A
period 2009-04-02
National CineMedia, Inc.
filed 2009-11-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

National CineMedia, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended April 2, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on May 12, 2009 to restate its presentation of noncontrolling interest in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income.

As disclosed in the Company’s Form 8-K filed with the SEC on November 5, 2009, the Company had presented the balance at January 1, 2009 for noncontrolling interest as a deficit. However, after further review of the Financial Accounting Standards Board guidance for the presentation of noncontrolling interests in consolidated financial statements for periods prior to the Company’s adoption on January 2, 2009 of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, the Company determined that the measurement provisions of SFAS No. 160, which allow for a noncontrolling interest to be shown as a deficit, should not have been applied retrospectively. Therefore, the balance at January 1, 2009 and all prior periods thereto for noncontrolling interest should have been zero, which also impacted the balance at April 2, 2009. In addition, the Company filed a 10-K/A for the fiscal year ended January 1, 2009, which had an impact on the beginning balance for retained earnings (distributions in excess of earnings). As a result, the Company has restated its noncontrolling interest and retained earnings (distributions in excess of earnings) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income with a corresponding impact to additional paid in capital (deficit). There is no change to Total Equity/(Deficit) or to the Condensed Consolidated Statements of Operations.

In addition, net income attributable to NCM, Inc. and net income attributable to noncontrolling interests were shown separately in the previously issued Condensed Consolidated Statements of Cash Flows and have been combined and included in the line item titled “Consolidated Net Income” in the Condensed Consolidated Statements of Cash Flows. Further, adjustments have been made to correct the allocation of certain amounts between accumulated other comprehensive loss and noncontrolling interest in the previously issued Condensed Consolidated Balance Sheet as of January 1, 2009, as well as, certain amounts in Taxes Attributable to Members and Impacts of Subsidiary Ownership Changes and additional paid in capital (deficit) in the Condensed Consolidated Statement of Equity/(Deficit) for the periods ended April 2, 2009 and March 27, 2008.

The following items of the Quarterly Report on Form 10-Q for the period ended April 2, 2009 are being amended:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (references only)

•	Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk (references only)

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 1A. Risk Factors (references only)

All other information contained in the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2009 remains unchanged. This filing does not reflect any subsequent information or events, except the restatement described above. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Quarterly Report on Form 10-Q for the period ended April 2, 2009 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Quarterly Report.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(UNAUDITED)

	April 2, 2009 (As Restated, Note 2)	January 1, 2009 (As Restated, Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$71.3	$69.2
Receivables, net of allowance of $2.6 and $2.6 million, respectively	64.6	92.2
Prepaid expenses	2.1	1.6
Income taxes receivable	3.3	3.6
Other current assets	0.9	0.8

Total current assets	142.2	167.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $30.0 and $27.0 million, respectively	27.4	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $2.1 and $1.5 million, respectively	139.4	111.8
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.7 million and $2.0, respectively	281.4	290.4
Debt issuance costs, net	10.7	11.1
Other long-term assets	3.3	0.9

Total other assets	295.4	302.4

TOTAL	$604.4	$609.6

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	6.7	25.6
Payable to founding members under tax sharing agreement	14.7	17.0
Accrued expenses	8.8	6.7
Current portion of long-term debt	4.0	—
Accrued payroll and related expenses	5.2	7.5
Accounts payable	9.0	11.3
Deferred revenue and other current liabilities	4.2	3.6

Total current liabilities	52.6	71.7
OTHER LIABILITIES:
Borrowings	802.0	799.0
Deferred tax liability	57.5	54.1
Payable to founding members under tax sharing agreement	127.4	118.9
Interest rate swap agreements	78.9	87.7
Other long-term liabilities	—	4.5

Total other liabilities	1,065.8	1,064.2

Total liabilities	1,118.4	1,135.9

COMMITMENTS AND CONTINGENCIES (NOTE 5)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,118,488 and 42,109,966 issued and outstanding, respectively	0.4	0.4
Additional paid in capital (deficit)	(482.6)	(494.9)
Accumulated other comprehensive loss	(16.6)	(18.7)
Retained earnings (Distributions in excess of earnings)	(18.7)	(13.1)

Total NCM, Inc. stockholders’ equity/(deficit)	(517.5)	(526.3)
Noncontrolling interests	3.5	—

Total equity/(deficit)	(514.0)	(526.3)

TOTAL	$604.4	$609.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
REVENUE:
Advertising (including revenue from founding members of $8.4 and $10.2 million, respectively)	$60.1	$53.7
Meetings and events	13.4	9.0

Total	73.5	62.7

OPERATING EXPENSES:
Advertising operating costs	4.2	2.7
Meetings and events operating costs	8.7	6.3
Network costs	4.4	4.1
Theatre access fees—founding members	12.4	11.5
Selling and marketing costs	11.8	11.6
Administrative costs	6.3	6.7
Severance plan costs	—	0.2
Depreciation and amortization	3.5	1.9

Total	51.3	45.0

OPERATING INCOME (LOSS)	22.2	17.7

Interest Expense, Net:
Borrowings	11.9	13.5
Change in derivative fair value	(1.9)	—
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.1	2.9
Interest income and other	(0.1)	(0.4)

Total	13.0	16.0

INCOME BEFORE INCOME TAXES	9.2	1.7
Provision for Income Taxes	3.8	0.7

CONSOLIDATED NET INCOME	5.4	1.0

Less: Net Income Attributable to Noncontrolling Interests, net of tax borne by founding members	4.2	1.4

NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$1.2	$(0.4)

EARNINGS (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,115,552	42,031,587
Diluted	42,136,129	42,031,587

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Quarter Ended April 2, 2009 (As Restated, Note 2)	Quarter Ended March 27, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income.	$5.4	$1.0
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Deferred income tax expense	5.4	0.2
Depreciation and amortization	3.5	1.9
Non-cash severance plan and share-based compensation	1.2	0.7
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.1	2.9
Net unrealized hedging transactions	(1.9)	—
Amortization of debt issuance costs	0.4	0.5
Changes in operating assets and liabilities:
Receivables—net	27.6	45.4
Accounts payable and accrued expenses	(2.5)	(10.7)
Amounts due to founding members	(0.1)	0.6
Income taxes and other	(3.7)	0.2

Net cash provided by operating activities	38.4	42.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.4)	(4.9)
Proceeds from sale of short-term investments	—	6.1

Net cash used in investing activities	(2.4)	1.2

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(6.8)	(6.3)
Proceeds from borrowings	—	55.0
Repayments of borrowings	—	(65.0)
Proceeds from founding member contributions	1.6	3.7
Distribution to founding members	(28.7)	(20.4)
Proceeds from stock option exercises	—	0.6

Net cash provided by (used in) financing activities	(33.9)	(32.4)

CHANGE IN CASH AND CASH EQUIVALENTS	2.1	11.5
CASH AND CASH EQUIVALENTS:
Beginning of period	69.2	20.8

End of period	$71.3	$32.3

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF EQUITY/(DEFICIT)

AND COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Non-controlling Interest
Balance—Jan. 1, 2009 (As Restated, Note 2)	$(526.3)	$0.4	$(494.9)	$(13.1)	$(18.7)	$—
Distributions to Members	(8.8)	—	—	—	—	(8.8)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Taxes attributable to Members and impacts of subsidiary ownership changes (As Restated, Note 2)	(11.3)	—	(0.4)	—	0.4	(11.3)
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	4.1	—	—	—	1.7	2.4
Net income, net of tax	5.4	—	—	1.2	—	4.2

Total Comprehensive Income, net of tax	9.5			1.2	1.7	6.6
Share-based compensation	1.2	—	0.9	—	—	0.3
Cash dividends	(6.8)	—	—	(6.8)	—	—

Balance—April 2, 2009 (As Restated, Note 2)	$(514.0)	$0.4	$(482.6)	$(18.7)	$(16.6)	$3.5

	NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Non-controlling Interest
Balance—Dec. 27, 2007 (As Restated, Note 2)	$(572.4)	$0.4	$(581.1)	$12.2	$(3.9)	$—
Distributions to Members	(3.2)	—	—	—	—	(3.2)
Contributions from Members	1.0	—	—	—	—	1.0
Subsidiary equity issued for purchase of intangible asset	58.5	—	25.5	—	—	33.0
Taxes attributable to Members and impacts of subsidiary ownership changes (As Restated, Note 2)	(9.5)	—	(0.1)	—	0.1	(9.5)
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(16.7)	—	—	—	(7.3)	(9.4)
Net income (loss), net of tax	1.0	—	—	(0.4)	—	1.4

Total Comprehensive Income, net of tax	(15.7)			(0.4)	(7.3)	(8.0)
Share-based compensation	1.1	—	1.0	—	—	0.1
Cash dividends	(6.3)	—	—	(6.3)	—	—
Recovery of deficit in noncontrolling interest (As Restated, Note 2)	—	—	13.4	—	—	(13.4)

Balance—Mar. 27, 2008 (As Restated, Note 2)	$(546.5)	$0.4	$(541.3)	$5.5	$(11.1)	$—

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

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the fiscal year ended January 1, 2009, filed with the SEC on November 5, 2009. The Company’s initial public offering (“IPO”) was completed in February 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 3, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Net Income (Loss) Attributable to NCM, Inc. (in millions)	$1.2	$(0.4)

Weighted average shares outstanding:
Basic	42,115,552	42,031,587
Add: Dilutive effect of stock options and restricted stock	20,577	—

Diluted	42,136,129	42,031,587

Earnings (loss) per NCM, Inc. share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

The effect of the 57,706,838 and 51,878,917 convertible NCM LLC common units held by the founding members for the quarter ended April 2, 2009 and March 27, 2008, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive due to NCM, Inc.’s non-cash interest expense for accretion of the discounted payable to founding members under tax sharing agreement, which is not an expense of NCM LLC. In addition, there were 1,807,736 and 36,283 stock options and 144,658 and 78,061 non-vested restricted shares for the quarter ended April 2, 2009 and March 27, 2008, respectively, excluded from the calculation as they are antidilutive, as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

Summary of Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K/A for the fiscal year ended January 1, 2009 contain a complete discussion of the Company’s significant accounting policies.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Recent Accounting Pronouncements

The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 effective January 2, 2009 SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements and Note 8. SFAS No. 160 also changes the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions, are reported at zero for all periods through January 1, 2009. The noncontrolling interest in NCM LLC’s deficit through January 1, 2009, has been charged against NCM Inc.’s additional paid-in capital (deficit).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses. The Company adopted SFAS No. 161 effective January 2, 2009 (see Note 7).

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company adopted FSP No. EITF 03-6-1 effective January 2, 2009 with no impact on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

2. RESTATEMENT

As discussed in Note 1, the Company adopted SFAS No. 160 on January 2, 2009. In its financial statements as originally filed on May 12, 2009, the Company had presented the balance at January 1, 2009 for noncontrolling interest as a deficit. However, after further review of the FASB guidance for the presentation of noncontrolling interests in consolidated financial statements, for periods prior to the Company’s adoption on January 2, 2009 of SFAS No. 160, the Company determined that the measurement provisions of SFAS No. 160, which allow for a noncontrolling interest to be shown as a deficit, should not have been applied retrospectively. Therefore, the balance at January 1, 2009 and all prior periods thereto for noncontrolling interest should have been zero, which also impacted the balance at April 2, 2009. In addition, the Company filed a 10-K/A for the fiscal year ended January 1, 2009, which had an impact on the beginning balance for retained earnings (distributions in excess of earnings). As a result, the Company has restated its noncontrolling interest and retained earnings (distributions in excess of earnings) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income with a corresponding impact to additional paid in capital (deficit). There is no change to Total Equity/(Deficit) or to the Condensed Consolidated Statements of Operations. In addition, net income attributable to NCM, Inc. and net income attributable to noncontrolling interests were shown separately in the previously issued Condensed Consolidated Statements of Cash Flows and have been combined and included in the line item titled “Consolidated Net Income” in the Condensed Consolidated Statements of Cash Flows. Further, adjustments have been made to correct the allocation of certain amounts between accumulated other comprehensive loss and noncontrolling interest in the previously issued Consolidated Balance Sheet as of January 1, 2009, as well as, certain amounts in Taxes Attributable to Members and Impacts of Subsidiary Ownership Changes and additional paid in capital (deficit) in the Condensed Consolidated Statement of Equity/(Deficit) for the periods ended April 2, 2009 and March 27, 2008.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables set forth the effect of the corrections described above:

	CONDENSED CONSOLIDATED BALANCE SHEETS
	At April 2, 2009		At January 1, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Additional paid in capital (deficit)	$(112.0)	$(482.6)	$(118.6)	$(494.9)
Accumulated other comprehensive loss	(16.6)	(16.6)	(14.7)	(18.7)
Retained earnings (Distributions in excess of earnings)	(3.8)	(18.7)	1.8	(13.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(132.0)	(517.5)	(131.1)	(526.3)
Noncontrolling interests	(382.0)	3.5	(395.2)	—

	CONSOLIDATED STATEMENT OF CASH FLOWS
	Quarter Ended April 2, 2009		Quarter Ended March 27, 2008
	As Previously Reported	As Restated	As Previously Reported	As Restated
Net Income (Loss) Attributable to NCM, Inc.	$1.2	$—	$(0.4)	$—
Noncontrolling Interest	$4.2	$—	$1.4	$—
Consolidated Net Income	$—	$5.4	$—	$1.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
	At April 2, 2009
	As Previously Reported
	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. In Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Non-controlling Interest
Balance-January 1, 2009	$(118.6)	$1.8	$(14.7)	$(395.2)
Taxes attributable to members and impacts of subsidiary ownership changes	(6.1)	—	(3.6)	(1.6)
Balance-April 2, 2009	(112.0)	(3.8)	(16.6)	(382.0)

	As Restated
	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. In Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Non-controlling Interest
Balance-January 1, 2009	$(494.9)	$(13.1)	($18.7)	$—
Taxes attributable to members and impacts of subsidiary ownership changes	(0.4)	—	0.4	(11.3)
Balance-April 2, 2009	(482.6)	(18.7)	(16.6)	3.5

	At March 27, 2008
	As Previously Reported
	Additional Paid in Capital (Deficit)	Accum. Other Comprehensive Income (Loss)	Non-controlling Interest
Balance-December 27, 2007	$(186.8)	$(3.9)	$(394.3)
Taxes attributable to members and impacts of subsidiary ownership changes	4.0	0.1	(12.6)
Balance-March 27, 2008	(156.3)	(11.1)	(385.0)

	As Restated
	Additional Paid in Capital (Deficit)	Accum. Other Comprehensive Income (Loss)	Non-controlling Interest
Balance-December 27, 2007	$(581.1)	$(3.9)	$—
Taxes attributable to members and impacts of subsidiary ownership changes	(0.1)	0.1	(9.5)
Recovery of deficit in noncontrolling interest	13.4	—	(13.4)
Balance-March 27, 2008	(541.3)	(11.1)	—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

3. RELATED-PARTY TRANSACTIONS

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

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis. The available cash distribution to the members of NCM LLC for the quarter ended April 2, 2009 and March 27, 2008 was $15.0 million and $5.6 million, including $6.2 million and $2.5 million for NCM, Inc. respectively. At April 2, 2009, $8.8 million was included in the due to/from founding members.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

4. BORROWINGS

The outstanding balance of the term loan facility at April 2, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at April 2, 2009 was $74.0 million. As of April 2, 2009, the effective rate on the term loan was 5.85% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 3.08%. The weighted-average interest rate on the unhedged revolver was 2.26%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at April 2, 2009, including the consolidated net senior secured leverage ratio. As of April 2, 2009, our consolidated net senior secured leverage ratio was 3.9 times versus a covenant of 7.0 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of April 2, 2009, the Company had approximately 76% hedged (57% without considering the Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), portion of the hedge). Of the $550.0 million that is hedged, $137.5 million is with LBSF and is still in effect. The Company has notified LBSF that as a result of the bankruptcy or insolvency of Lehman and LBSF an event of default had occurred under the swap with respect to which LBSF was the defaulting party. While not required to be in compliance with its debt covenants, the Company is evaluating whether to seek a replacement hedge for the LBSF portion. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, the Company has not received any notice that Lehman has assigned, or has entered into any negotiations to assign, its swap agreement with NCM LLC. See Note 7 for an additional discussion of the interest rate swaps.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In connection with the restructuring of IdeaCast, the Company entered into a note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest on March 19, 2009 to settle the $10 million contingent put obligation and to be assigned the $20.7 million outstanding debt of IdeaCast. Quarterly payments to Credit Suisse will be made beginning April 15, 2009 through January 15, 2011. The Company agreed to pay $8.5 million, which was recorded at a discounted amount of $7.0 million, of which $4.0 million was recorded as the current portion. The discount will be accreted as interest over its term. See Note 5 “—Contingent Put Obligation” for additional discussion of the IdeaCast restructuring.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Contingent Put Obligation

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability. As discussed in Note 4, on March 19, 2009, the obligation was settled. The Company began foreclosure proceedings to realize the collateral for the debt, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners).

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

6. INTANGIBLE ASSETS

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements are as follows (in millions):

	At April 2, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:

Interest Rate Swap Agreements	$78.9	—	$78.9	—

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

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

8. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Net income (loss) attributable to NCM, Inc.	$1.2	$(0.4)
Subsidiary equity issued for purchase of intangible asset	11.8	25.5
Taxes attributable to Members and impacts of subsidiary ownership changes	(0.4)	(0.1)
Recovery of deficit in noncontrolling interest	N/A	13.4

Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$12.6	$38.4

9. SUBSEQUENT EVENT

On April 28, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on May 21, 2009 to be paid on June 4, 2009 (approximately $6.8 million).

*    *    *    *    *    *

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q/A, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K/A filed on November 5, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K/A filed on November 5, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009. The financial information in this item has been updated to reflect the restatement discussed in the Explanatory Note to this Form 10-Q/A and in Notes 1 and 2 to our condensed consolidated financial statements contained elsewhere in this document.

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

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of CineMeetings and Fathom event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (see Note 4 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met and adequate cash reserves are maintained.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K/A filed on November 5, 2009 with the SEC for the Company’s fiscal year ended January 1, 2009.

Summary Historical Financial and Operating Data

The following table presents operating data and OIBDA taken from our unaudited financial statements included elsewhere in this document. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Revenue	$73.5	$62.7
Operating income	$22.2	$17.7
Adjusted OIBDA	$26.9	$20.7
Adjusted OIBDA margin	36.6%	33.0%
Net Income (Loss) Attributable to NCM, Inc.	$1.2	$(0.4)
Net Income (Loss) per NCM, Inc. Basic Share	$0.03	$(0.01)
Net Income (Loss) per NCM, Inc. Diluted Share	$0.03	$(0.01)

The following table presents total advertising revenue and total advertising revenue per attendee for the periods presented, which will be discussed further below.

	Quarter Ended April 2, 2009	Quarter Ended March 27, 2008
Total advertising revenue ($ in millions)	$60.1	$53.7
Total attendance (in millions)	158.3	143.7
Total advertising revenue per attendee	$0.38	$0.37

Non-GAAP Financial Measures

Operating Income before Depreciation and Amortization (OIBDA), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash severance plan costs, share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance and to forecast future results. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s non-cash severance plan costs, share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, operating net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

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

Operating expenses. Total operating expenses for the quarter ended April 2, 2009 were $51.3 million compared to $45.0 million for the quarter ended March 27, 2008. The increase of 14.0% for the first quarter of 2009 versus total operating expenses for the first quarter of 2008 was primarily the result of the increase in advertising operations costs associated with the larger theatre network, an increase in network affiliate screens, and higher Fathom expenses associated with increased revenue during the quarter. Set forth below is a discussion of the more significant operating expenses:

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

Net income (loss) attributable to NCM, Inc. Net income attributable to NCM, Inc. generated for the quarter ended April 2, 2009 was $1.2 million compared to a loss attributable to NCM, Inc. of $0.4 million during the quarter ended March 27, 2008 due to an increase in operating income and lower net interest expense offset by higher income taxes and noncontrolling interest. The decrease in net interest expense is primarily due to a $1.9 million credit to interest expense related to the change in the status of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Notes 4 and 7 above and lower market interest rates on the unhedged portion of our debt. The increase in income taxes is due primarily to higher pretax income. The increase in net noncontrolling interest is primarily due to higher operating income and additional common membership units issued in 2008 and 2009.

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

Financial Condition and Liquidity

Liquidity and Capital Resources

As of April 2, 2009, our cash, cash equivalents and short-term investments balance was $71.3 million, an increase of $2.1 million compared to the balance of $69.2 million as of January 1, 2009 and an increase of $36.0 million compared to the balance at March 27, 2008 (2008’s first quarter end).

NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks. On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC’s revolving credit facility includes $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of April 2, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Shortly after Lehman’s bankruptcy filing, LCPI failed to fund its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI will fulfill its funding commitment. Such reduced funding is not expected to be required to meet our liquidity needs. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so. While our revolving credit facility is fully drawn, we believe we have sufficient cash balances and cash flow generated by operating activities to conduct our normal operations and do not expect the events with Lehman to have a material impact on our liquidity. Refer to Notes 4 and 7 to our unaudited condensed consolidated financial statements for further discussion regarding Lehman’s bankruptcy. We do not expect to make repayments to reduce our revolving credit facility at this time.

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

In connection with the restructuring of IdeaCast in April 2008, among other arrangements, IdeaCast’s lender was granted an option to “put” or require NCM LLC to purchase, up to $10 million of loans owing by IdeaCast under the Credit Agreement dated as of October 15, 2007, by and between IdeaCast’s lender and IdeaCast as borrower thereunder (the “Credit Agreement”), at par, on or after December 31, 2010 through March 31, 2011 (the “Put”), and NCM LLC was granted an option to “call”, or require IdeaCast’s lender to sell to NCM LLC up to $10 million of loans owing by IdeaCast under the Credit Agreement at par, at any time before the put is exercised in whole (the “Call”). On March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a promissory note. See Note 5 to the unaudited condensed consolidated financial statements for additional discussion of the IdeaCast restructuring. IdeaCast has advised NCM LLC that events of default have occurred under the Credit Agreement and are continuing.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K/A for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of April 2, 2009, there were no significant changes in those critical accounting estimates.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual and Other Obligations” contained in our annual report on Form 10-K/A for the fiscal year ended January 1, 2009 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

The levels of revenue, operating income, operating net income, OIBDA and Adjusted OIBDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles and higher theatre attendance. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, operating net income, OIBDA and Adjusted OIBDA and our operating margins are lower in the first quarter than the other quarters of a given year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K/A for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of April 2, 2009, we are faced with uncertainty regarding the $137.5 million portion of the interest rate swap agreement with Lehman as discussed in Notes 4 and 7 to our unaudited condensed consolidated financial statements, with respect to which LBSF is in default. If that portion of the swap were terminated, there would be an additional $137.5 million of unhedged variable rate debt outstanding and a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $3.9 million for an annual period on a total of $386.5 million of unhedged debt. Because each of our interest rate swaps, including the one with Lehman, was in a liability position at April 2, 2009, we are not currently exposed to counterparty risk related to the swaps.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of April 2, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2009, as filed on May 12, 2009, the Company’s management concluded, based on that evaluation, that the Company’s disclosure controls and procedures as of April 2, 2009 were effective and management reported that there was no change that occurred during the quarter ended in the Company’s internal controls over financial reporting that occurred during the quarter ended April 2, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the restatement described in Note 2 to our condensed consolidated financial statements contained elsewhere in this document, a re-evaluation was performed as of April 2, 2009 of the effectiveness of the Company’s disclosure controls and procedures. Based upon this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 2, 2009 solely due to a material weakness in our internal control over financial reporting related to our need to restate our first quarter 2009 Statement of Equity/(Deficit) for the application of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 and our need to restate our 2008 accounting for minority interest in income for the application of Emerging Issues Task Force Issued 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. In this Form 10-Q/A, the Company has restated its Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income to correct the presentation of noncontrolling interest for the quarter ended April 2, 2009. Simultaneously with this filing, the Company has filed an amended Form 10-K/A for the year ended January 1, 2009, to restate the 2008 Consolidated Statement of Operations to correct the amount of minority interest reported therein. After the restatements described in Note 2, management believes that the condensed consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

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

Other than as described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 2, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K/A filed on November 5, 2009 with the SEC for the fiscal year ended January 1, 2009.

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