Form 10-Q/A
period 2009-07-02
National CineMedia, Inc.
filed 2009-11-05
CIK 1377630

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

EXPLANATORY NOTE

National CineMedia, Inc. (“the Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the period ended July 2, 2009, originally filed with the Securities and Exchange Commission (“SEC”) on August 7, 2009 to restate its presentation of noncontrolling interest in the Condensed Consolidated Balance Sheets and in the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income.

As disclosed in the Company’s Form 8-K filed with the SEC on November 5, 2009, the Company had presented the balance at January 1, 2009 for noncontrolling interest as a deficit. However, after further review of the Financial Accounting Standards Board guidance for the presentation of noncontrolling interests in consolidated financial statements for periods prior to the Company’s adoption on January 2, 2009 of Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, the Company determined that the measurement provisions of SFAS No. 160, which allow for a noncontrolling interest to be shown as a deficit, should not have been applied retrospectively. Therefore, the balance at January 1, 2009 and all prior periods thereto for noncontrolling interest should have been zero, which also impacted the balance at July 2, 2009. In addition, the Company filed a 10-K/A for the fiscal year ended January 1, 2009, which had an impact on the beginning balance for retained earnings (distributions in excess of earnings). As a result, the Company has restated its noncontrolling interest and retained earnings (distributions in excess of earnings) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income with a corresponding impact to additional paid in capital (deficit). There is no change to Total Equity/(Deficit), or to the Condensed Consolidated Statements of Operations.

In addition, adjustments have been made to correct the allocation of certain amounts between Taxes Attributable to Members and Impacts of Subsidiary Ownership Changes and additional paid in capital (deficit) in the Condensed Consolidated Statement of Equity/(Deficit) for the periods ended July 2, 2009 and June 26, 2008.

The following items of the Quarterly Report on Form 10-Q for the period ended July 2, 2009 are being amended:

•	Part I – Item 1. Financial Statements

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (references only)

•	Part I – Item 3. Quantitative and Qualitative Disclosures about Market Risk (references only)

•	Part I – Item 4. Controls and Procedures

•	Part II – Item 1A. Risk Factors (references only)

•	Part II – Item 6. Exhibits

All other information contained in the Company’s Quarterly Report on Form 10-Q for the period ended July 2, 2009 remains unchanged. This filing does not reflect any subsequent information or events, except the restatement described above. Without limitation to the foregoing, this filing does not purport to update the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Quarterly Report on Form 10-Q for the period ended July 2, 2009 or any information, uncertainties, transactions, risks, events or trends occurring, or known to management. For updated information about the Company, refer to the Company’s most recent filings with the SEC. Those filings contain important information regarding events, developments and updates to certain expectations of the Company that have occurred since the original filing of the Quarterly Report.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(UNAUDITED)

	July 2, 2009 (As Restated, Note 2)	January 1, 2009 (As Restated, Note 2)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61.6	$69.2
Receivables, net of allowance of $2.8 and $2.6 million, respectively	79.3	92.2
Prepaid expenses and other current assets	3.1	2.4
Income taxes receivable	2.1	3.6

Total current assets	146.1	167.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $33.0 and $27.0 million, respectively	26.5	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $2.8 and $1.5 million, respectively	137.9	111.8
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.7 and $2.0 million, respectively	276.5	290.4
Debt issuance costs, net	10.2	11.1
Equity method investment	5.5	—
Other long-term assets	0.9	0.9

Total other assets	293.1	302.4

TOTAL	$603.6	$609.6

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	19.1	25.6
Payable to founding members under tax sharing agreement	—	17.0
Accrued expenses	9.8	6.7
Current portion of long-term debt	4.0	—
Accrued payroll and related expenses	8.1	7.5
Accounts payable	6.4	11.3
Deferred revenue and other current liabilities	7.3	3.6

Total current liabilities	54.7	71.7
OTHER LIABILITIES:
Borrowings	801.2	799.0
Deferred tax liability	55.8	54.1
Payable to founding members under tax sharing agreement	132.0	118.9
Interest rate swap agreements	59.5	87.7
Other long-term liabilities	—	4.5

Total other liabilities	1,048.5	1,064.2

Total liabilities	1,103.2	1,135.9

COMMITMENTS AND CONTINGENCIES (NOTE 5)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,119,307 and 42,109,966 issued and outstanding, respectively	0.4	0.4
Additional paid in capital (deficit)	(481.4)	(494.9)
Accumulated other comprehensive loss	(12.9)	(18.7)
Retained earnings (Distributions in excess of earnings)	(18.4)	(13.1)

Total NCM, Inc. stockholders’ equity/(deficit)	(512.3)	(526.3)
Noncontrolling interests	12.7	—

Total equity/(deficit)	(499.6)	(526.3)

TOTAL	$603.6	$609.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
REVENUE:
Advertising (including revenue from founding members of $9.9, $18.3, $10.6 and $20.8 million, respectively)	$83.5	$143.6	$74.8	$128.5
Meetings and Events	9.4	22.8	11.9	20.9

Total	92.9	166.4	86.7	149.4

OPERATING EXPENSES:
Advertising operating costs	4.8	9.0	3.8	6.5
Meetings and Events operating costs	5.9	14.6	7.3	13.6
Network costs	4.8	9.2	3.9	8.0
Theatre access fees – founding members	14.0	26.4	12.1	23.6
Selling and marketing costs	12.3	24.1	11.9	23.5
Administrative and other costs	7.3	13.5	5.7	12.4
Severance plan costs	—	—	0.1	0.3
Depreciation and amortization	3.9	7.5	2.8	4.7

Total	53.0	104.3	47.6	92.6

OPERATING INCOME	39.9	62.1	39.1	56.8

Interest Expense, Net:
Borrowings	11.9	23.8	12.4	26.0
Change in derivative fair value	(4.5)	(6.4)	—	—
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.2	6.3	2.9	5.7
Interest income and other	(0.1)	(0.2)	(0.2)	(0.6)

Total	10.5	23.5	15.1	31.1

INCOME BEFORE INCOME TAXES	29.4	38.6	24.0	25.7
Provision for Income Taxes	10.2	14.0	10.5	11.2

CONSOLIDATED NET INCOME	19.2	24.6	13.5	14.5

Less: Net Income Attributable to Noncontrolling Interests, net of tax.	12.1	16.3	9.2	10.6

NET INCOME ATTRIBUTABLE TO NCM, INC	$7.1	8.3	$4.3	$3.9

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.17	$0.20	$0.10	$0.09
Diluted	$0.17	$0.20	$0.10	$0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,118,740	42,117,146	42,066,813	42,049,200
Diluted	42,387,189	42,262,574	42,109,888	42,134,374

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended July 2, 2009	Six Months Ended June 26, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income.	$24.6	$14.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax expense	9.9	4.6
Depreciation and amortization	7.5	4.7
Non-cash severance plan and share-based compensation	2.6	1.7
Accretion of interest on the discounted payable to founding members under tax sharing agreement	6.3	5.7
Net unrealized gain on hedging transactions	(6.4)	—
Amortization of debt issuance costs	1.0	0.9
Changes in operating assets and liabilities:
Receivables – net	12.9	20.0
Accounts payable and accrued expenses	(2.0)	(9.8)
Amounts due to founding members	2.6	2.6
Income taxes and other	(9.8)	(4.2)

Net cash provided by operating activities	49.2	40.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4.5)	(9.3)
Increase in investment in affiliate	(2.1)	—
Proceeds from sale of short-term investments	—	9.1

Net cash used in investing activities	(6.6)	(0.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(13.6)	(12.7)
Proceeds from borrowings	—	77.0
Repayments of borrowings	(1.0)	(89.0)
Proceeds from founding member contributions	1.9	4.5
Distribution to founding members	(37.5)	(23.6)
Proceeds from stock option exercises	—	0.6

Net cash used in financing activities	(50.2)	(43.2)

CHANGE IN CASH AND CASH EQUIVALENTS	(7.6)	(2.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	69.2	20.8

End of period	$61.6	$18.1

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF EQUITY/(DEFICIT)

(In millions)

(UNAUDITED)

	Consolidated	NCM, Inc.				Non- controlling Interest
		Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)
Balance – Jan. 1, 2009 (As Restated, Note 2)	$(526.3)	$0.4	$(494.9)	$(13.1)	$(18.7)	$—
Distributions to Members	(27.6)	—	—	—	—	(27.6)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Taxes attributable to Members and impacts of subsidiary ownership changes (As Restated, Note 2)	(0.9)	—	(0.4)	—	0.4	(0.9)

Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	13.0	—	—	—	5.4	7.6
Net income, net of tax	24.6	—	—	8.3	—	16.3

Total Comprehensive Income, net of tax	37.6			8.3	5.4	23.9

Share-based compensation	2.7	—	2.1	—	—	0.6
Cash dividends	(13.6)	—	—	(13.6)	—	—

Balance – July 2, 2009 (As Restated, Note 2)	$(499.6)	$0.4	$(481.4)	$(18.4)	$(12.9)	$12.7

	Consolidated	NCM, Inc.				Non- controlling Interest
		Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)
Balance – Dec. 27, 2007 (As Restated, Note 2)	$(572.4)	$0.4	$(581.1)	$12.2	$(3.9)	$—
Distributions to Members	(18.8)	—	—	—	—	(18.8)
Contributions from Members	4.3	—	—	—	—	4.3
Subsidiary equity issued for purchase of intangible asset	116.1	—	49.2	—	—	66.9
Taxes attributable to Members and impacts of subsidiary ownership changes (As Restated, Note 2)	(5.6)	—	(0.2)	—	0.2	(5.6)

Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(2.1)	—	—	—	(1.0)	(1.1)
Net income (loss), net of tax	14.5	—	—	3.9	—	10.6

Total Comprehensive Income, net of tax	12.4			3.9	(1.0)	9.5

Share-based compensation	2.0	—	1.7	—	—	0.3
Cash dividends	(12.8)	—	—	(12.8)	—	—
Recovery of deficit in noncontrolling interest (As Restated, Note 2)	—	—	56.6	—	—	(56.6)

Balance – June 26, 2008 (As Restated, Note 2)	$(474.8)	$0.4	$(473.8)	$3.3	$(4.7)	$—

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

Earnings per NCM, Inc. share:
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of short-term investments and interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on our analysis of current credit market conditions to be $677.8 million and $514.8 million as of July 2, 2009 and January 1, 2009, respectively. The carrying value of the term loan was $725.0 million as of July 2, 2009 and January 1, 2009. The Company has estimated the fair value of its equity method investment (described further below and in Note 5) using a probability weighted discounted cash flow analysis to be approximately $5.5 million as of July 2, 2009. The carrying value of the investment was $5.5 million as of July 2, 2009.

Equity Method Investments—The Company accounts for its investment in Danoo, Inc. (see Note 5) under the equity method of accounting pursuant to APB No. 18, The Equity Method of Accounting for Investments in Common Stock because we exert significant influence over, but do not control, the policy and decisions of Danoo, Inc. As of July 2, 2009, the Company owns approximately 24% of the issued and outstanding preferred and common stock of Danoo. Danoo is a privately held company, therefore there are no marketplace indicators available that management can use to determine the aggregate value of the investment based on quoted market price. The Company’s investment is stated at cost of $5.5 million and in the third quarter of 2009 it will begin to record its proportionate share of earnings or losses and other comprehensive income. The investment in Danoo, Inc. is in the aggregate immaterial, and as a result summarized financial information is not presented.

Recent Accounting Pronouncements

The Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 effective January 2, 2009. SFAS No. 160 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements and Note 8. SFAS No. 160 also changes the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions, are reported at zero for all periods through January 1, 2009. The noncontrolling interest in NCM LLC’s deficit through January 1, 2009, has been charged against NCM Inc.’s additional paid-in capital (deficit).

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. The new standard changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company adopted SFAS No. 165 effective April 3, 2009 (see Note 10).

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles – a replacement of SFAS No. 162. The new standard becomes the authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe the adoption of SFAS No. 168 will have a material impact on its unaudited condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

2. RESTATEMENT

As discussed in Note 1, the Company adopted SFAS No. 160 on January 2, 2009. In its financial statements as originally filed on August 7, 2009, the Company had presented the balance at January 1, 2009 for noncontrolling interest as a deficit. However, after further review of the FASB guidance for the presentation of noncontrolling interests in consolidated financial statements, for periods prior to the Company’s adoption on January 2, 2009 of SFAS No. 160, the Company determined that the measurement provisions of SFAS No. 160, which allow for a noncontrolling interest to be shown as a deficit, should not have been applied retrospectively. Therefore, the balance at January 1, 2009 and all prior periods thereto for noncontrolling interest should have been zero, which also impacted the balance at July 2, 2009. In addition, the Company filed a 10-K/A for the fiscal year ended January 1, 2009, which had an impact on the beginning balance for retained earnings (distributions in excess of earnings). As a result, the Company has restated its noncontrolling interest and retained earnings (distributions in excess of earnings) in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income with a corresponding impact to additional paid in capital (deficit). There is no change to Total Equity/(Deficit) or to the Condensed Consolidated Statements of Operations. In addition, adjustments have been made to correct the allocation of certain amounts between Taxes Attributable to Members and Impacts of Subsidiary Ownership Changes and additional paid in capital (deficit) in the Condensed Consolidated Statement of Equity/(Deficit) for the periods ended July 2, 2009 and June 26, 2008.

The following tables set forth the effect of the corrections described above:

	CONDENSED CONSOLIDATED BALANCE SHEETS
	At July 2, 2009		At January 1, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Additional paid in capital (deficit)	$(110.8)	$(481.4)	$(114.6)	$(494.9)
Retained earnings (Distributions in excess of earnings)	(3.5)	(18.4)	1.8	(13.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(126.8)	(512.3)	(131.1)	(526.3)
Noncontrolling interests	(372.8)	12.7	(395.2)	—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
	At July 2, 2009
	As Previously Reported
	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. In Excess of Earnings)	Non-controlling Interest
Balance-January 1, 2009	$(114.6)	$1.8	$(395.2)

Taxes Attributable to Members and impacts of subsidiary ownership changes	(10.1)	—	8.8
Balance-July 2, 2009	(110.8)	(3.5)	(372.8)

	As Restated
	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. In Excess of Earnings)	Non-controlling Interest
Balance-January 1, 2009	$(494.9)	$(13.1)	$—

Taxes Attributable to Members and impacts of subsidiary ownership changes	(0.4)	—	(0.9)
Balance-July 2, 2009	(481.4)	(18.4)	12.7

	At June 26, 2008
	As Previously Reported
	Additional Paid in Capital (Deficit)	Non-controlling Interest
Balance-December 27, 2007	$(186.8)	$(394.3)

Taxes Attributable to Members and impacts of subsidiary ownership changes	7.1	(8.6)
Balance-June 26, 2008	(128.9)	(344.9)

	As Restated
	Additional Paid in Capital (Deficit)	Non-controlling Interest
Balance-December 27, 2007	$(581.1)	$—

Taxes Attributable to Members and impacts of subsidiary ownership changes	(0.2)	(5.6)
Recovery of distributions to Members in excess of basis	56.6	(56.6)
Balance-June 26, 2008	(473.8)	—

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

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition (see Note 6). As a result, Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the quarter and six months ended July 2, 2009 and the quarter and six months ended June 26, 2008, the Regal Consolidated Theatres payment was $0.8 million, $1.1 million, $0.5 million, and $0.5 million, respectively. The Regal Consolidated Theatres payment was recorded as a reduction of the intangible asset.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other—During the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008, AMC, Cinemark and Regal purchased $0.5 million, $0.8 million, $0.5 million and $0.8 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.

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

IdeaCast/Danoo—NCM LLC and IdeaCast, Inc. (“IdeaCast”) entered into a shared services agreement, which allowed for cross-marketing and certain services to be provided between the companies at rates, which were determined on an arms length basis. The services provided by or to IdeaCast for the quarter ended July 2, 2009, the six months ended July 2, 2009, the quarter ended June 26, 2008 and the six months ended June 26, 2008 were not material to NCM. On June 29, 2009, NCM LLC and Danoo, Inc. (“Danoo”) entered into a shared services agreement (including NCM’s access to Danoo advertising on a space available basis), which replaced the agreement with IdeaCast. The services provided by or to Danoo for the quarter and six months ended July 2, 2009 were not material to NCM.

4. BORROWINGS

The outstanding balance of the term loan facility at July 2, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at July 2, 2009 was $74.0 million. As of July 2, 2009, the effective rate on the term loan was 5.68% including the effect of the interest rate swaps (both those accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.38%. The weighted-average interest rate on the unhedged revolver was 2.07%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at July 2, 2009, including the consolidated net senior secured leverage ratio. As of July 2, 2009, our consolidated net senior secured leverage ratio was 3.8 times versus a covenant of 7.0 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of July 2, 2009, the Company had approximately $550.0 million, or 76% hedged ($412.5 million, or 57% without considering the Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), portion of the hedge). Of the $550.0 million that is economically hedged, $137.5 million is with LBSF. See Note 7 for an additional discussion of the interest rate swaps.

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

On March 19, 2009, the Company gave a note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10 million contingent put obligation (see Note 5) and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. The Company agreed to pay $8.5 million, which was recorded at a discounted amount of $7.0 million, of which $4.0 million was recorded as the current portion. The discount will be accreted as interest over its term. See Note 5 “—Contingent Put Obligation” for additional discussion of the IdeaCast restructuring.

5. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Contingent Put Obligation

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized FIN 45 liability. As discussed in Note 4, on March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC’s interest in the Credit Agreement was assigned to NCM out-of-Home, LLC (“OOH”), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast’s senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at $5.5 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to Danoo, Inc., a digital advertising company, in exchange for approximately 27% of the equity of Danoo, Inc. on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 1-Equity Method Investments). The Company’s investment in Danoo was valued at the fair value of the assets contributed.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

6. INTANGIBLE ASSETS

During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres. The Company recorded an intangible asset of $116.1 million representing the contractual rights over the remaining terms of the ESAs. The Company based the fair value of the intangible asset on the fair value of the common membership units issued on the date of grant. The number of units issued to Regal assumed that NCM LLC would have immediate access to the Regal Consolidated Theatres for sales of advertising. However, Regal Consolidated Theatres has a pre-existing advertising agreement. Accordingly, Regal makes cash “integration payments” to NCM LLC (see Note 3) which will continue through January 2011 until NCM is able to sell advertising on an exclusive basis in these theatres, which are recorded as a reduction of the intangible asset. As of July 2, 2009 and January 1, 2009, $3.8 million and $2.8 million has been applied to the intangible asset, respectively.

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

7. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At July 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:
Interest Rate Swap Agreements	$59.5	—	$59.5	—

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

On September 15, 2008, Lehman filed for protection under Chapter 11 of the federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $3.9 million that were due to LBSF, and has further notified LBSF that the bankruptcy and insolvency of both Lehman and LBSF constitute

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

default events under the swap. As of July 2, 2009 the interest rate swap agreement had not been terminated but was considered “ineffective” for accounting purposes. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court, to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned, its swap agreement with NCM LLC. As of July 2, 2009, NCM LLC’s interest rate swaps liability was $59.5 million, of which $14.9 million is related to the LBSF swap.

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

8. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended July 2, 2009	Six Months Ended June 26, 2008
Net income attributable to NCM, Inc.	$8.3	$3.9
Subsidiary equity issued for purchase of intangible asset	11.8	49.2
Taxes attributable to Members and impacts of subsidiary ownership changes	(0.4)	(0.2)
Recovery of deficit in noncontrolling interest	N/A	56.6

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$19.7	$109.5

9. COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in millions):

	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
COMPREHENSIVE INCOME:
Net Income Attributable to NCM, Inc. (as reported on Condensed Consolidated Statements of Operations), net of tax	$7.1	$8.3	$4.3	$3.9
Unrealized gain (loss) on cash flow hedge, net of tax	3.7	5.4	6.2	(1.0)

Total, net of tax	$10.8	$13.7	$10.5	$2.9

10. SUBSEQUENT EVENT

On August 4, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on August 20, 2009 to be paid on September 3, 2009 (approximately $6.8 million).

SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the three and six months ended July 2, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s originally issued Quarterly Report on Form 10-Q for the quarter ended July 2, 2009 on August 6, 2009. The Company has re-evaluated , for potential recognition and disclosure, events that occurred prior to the filing of the Company’s reissued Quarterly Report on Form 10-Q/A for the quarter ended July 2, 2009 on November 5, 2009, noting no material changes to the original evaluation.

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

(In millions, except per share data)	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009	Quarter Ended June 26, 2008	Six Months Ended June 26, 2008
Revenue	$92.9	$166.4	$86.7	$149.4
Operating income	$39.9	$62.1	$39.1	$56.8
Adjusted OIBDA	$45.3	$72.2	$42.8	$63.5
Adjusted OIBDA margin	48.8%	43.4%	49.4%	42.5%
Net Income	$7.1	$8.3	$4.3	$3.9
Net Income per NCM, Inc. Basic Share	$0.17	$0.20	$0.10	$0.09
Net Income per NCM, Inc. Diluted Share	$0.17	$0.20	$0.10	$0.09

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

Net income. Net income generated for the quarter ended July 2, 2009 was $7.1 million compared to $4.3 million during the quarter ended June 26, 2008, an increase of 65.1%. This increase related to higher operating income and lower net interest expense that were offset by higher noncontrolling interest. The decrease in net interest expense is primarily due to a non-cash $4.5 million credit to interest expense related to the change in the fair value of our interest rate hedge associated with our senior secured credit facility due to the bankruptcy of Lehman as discussed in Notes 4 and 7 to the unaudited condensed consolidated financial statements and lower market interest rates on the unhedged portion of our debt. The increase in net noncontrolling interest is primarily due to higher operating income and additional common membership units issued in 2009.

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

Net income (loss). Net income generated for the six months ended July 2, 2009 was $8.3 million compared to net income for the six months ended June 26, 2008 of $3.9 million due to an increase in operating income as discussed above and lower net interest expense offset by higher income taxes and noncontrolling interest. The decrease in net interest expense is primarily due to a $6.4 million credit to interest expense related to the change in the fair value of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Notes 4 and 7 to the unaudited condensed consolidated financial statements and lower market interest rates on the unhedged portion of our debt. The increase in income taxes is due primarily to higher pretax income. The increase in net noncontrolling interest is primarily due to higher operating income and additional common membership units issued in 2009.

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

See Note 5 to the unaudited condensed consolidated financial statements for discussion of the IdeaCast restructuring and Note 1 for discussion of the investment in Danoo.

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

Critical Accounting Estimates

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K/A for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of July 2, 2009, there were no significant changes in those critical accounting estimates.

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

Off-Balance Sheet Arrangements

        Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K/A for the fiscal year ended January 1, 2009 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of July 2, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2009, as filed on August 7, 2009, the Company’s management concluded, based on that evaluation, that the Company’s disclosure controls and procedures as of July 2, 2009 were effective and management reported that there was no change that occurred during the quarter ended in the Company’s internal controls over financial reporting that occurred during the quarter ended July 2, 2009 that materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

In conjunction with the restatement described in Note 2 to our condensed consolidated financial statements contained elsewhere in this document, a re-evaluation was performed as of July 2, 2009 of the effectiveness of the Company’s disclosure controls and procedures. Based upon this re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 2, 2009 solely due to a material weakness in our internal control over financial reporting related to our need to restate our first quarter 2009 Statement of Equity/(Deficit) for the application of SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 and our need to restate our 2008 accounting for minority interest in income for the application of Emerging Issues Task Force Issued 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. In this Form 10-Q/A, the Company has restated its Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income to correct the presentation of noncontrolling interest for the quarter ended July 2, 2009. Simultaneously with this filing, the Company has filed an amended Form 10-K/A for the year ended January 1, 2009, to restate the 2008

Consolidated Statement of Operations to correct the amount of minority interest reported therein. After the restatements described in Note 2, management believes that the condensed consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.

Remediation Steps to Address Material Weakness – As of January 2, 2009, the accounting required by EITF 95-7 has been superseded by SFAS No. 160 and thus remediation of that specific accounting control issue will not be required. The focus of the Company’s remediation of the material weakness will be on its future adoption of accounting standards. We plan, among other steps, to develop a formal internal implementation program for all new accounting literature, specifying the steps to be taken and the timeline for completing our analysis of the adoption.

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

For	Against	Abstentions	Broker Non-Votes
32,591,242	5,181,649	545	1,735,269

Proposal #5 Ratify the appointment of Deloitte & Touche LLP as our independent auditors for our 2009 fiscal year ending December 31, 2009

For	Against	Abstentions	Broker Non-Votes
39,494,323	14,175	207	—

The following directors’ terms continued after the Annual Meeting of Stockholders:

Class I directors – Kurt C. Hall, Lawrence A. Goodman and Scott N. Schneider

Class III directors – Michael L. Campbell, Gerardo I. Lopez and Lee Roy Mitchell

Item 5.	Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1.1	(3)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.1.1 from the Registrant’s Quarterly Report on Form 10-Q for the period ended July 2, 2009 (File NO. 333-140652) filed on August 7, 2009.

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