Form 10-Q
period 2009-10-01
National CineMedia, Inc.
filed 2009-11-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 3, 2009, 42,119,947 shares of the registrant’s common stock, par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data) (UNAUDITED)

	October 1, 2009	January 1, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85.3	$69.2
Short-term investments	2.0	—
Receivables, net of allowance of $2.7 and $2.6 million, respectively	62.6	92.2
Prepaid expenses and other current assets	2.8	2.4
Income taxes receivable	1.6	3.6

Total current assets	154.3	167.4
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $36.0 and $27.0 million, respectively	24.3	28.0
INTANGIBLE ASSETS, net of accumulated amortization of $3.6 and $1.5 million, respectively	136.2	111.8
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.8 and $2.0 million, respectively	274.6	290.4
Debt issuance costs, net	9.7	11.1
Equity method investment	7.8	—
Other long-term assets	0.9	0.9

Total other assets	293.0	302.4

TOTAL	$607.8	$609.6

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	22.1	25.6
Payable to founding members under tax sharing agreement	15.1	17.0
Accrued expenses	10.9	6.7
Current portion of long-term debt	4.0	—
Accrued payroll and related expenses	8.5	7.5
Accounts payable	6.2	11.3
Deferred revenue and other current liabilities	2.5	3.6

Total current liabilities	69.3	71.7
OTHER LIABILITIES:
Borrowings	800.4	799.0
Deferred tax liability	54.9	54.1
Payable to founding members under tax sharing agreement	119.8	118.9
Interest rate swap agreements	67.9	87.7
Other long-term liabilities	—	4.5

Total other liabilities	1,043.0	1,064.2

Total liabilities	1,112.3	1,135.9

COMMITMENTS AND CONTINGENCIES (NOTE 4)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,119,947 and 42,109,966 issued and outstanding, respectively	0.4	0.4
Additional paid in capital (deficit)	(480.1)	(494.9)
Accumulated other comprehensive loss	(14.4)	(18.7)
Retained earnings (Distributions in excess of earnings)	(18.7)	(13.1)

Total NCM, Inc. stockholders’ equity/(deficit)	(512.8)	(526.3)
Noncontrolling interests	8.3	—

Total equity/(deficit)	(504.5)	(526.3)

TOTAL	$607.8	$609.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
REVENUE:
Advertising (including revenue from founding members of $8.6, $26.9, $11.7 and $32.5 million, respectively)	$88.3	$231.8	$100.3	$228.8
Meetings and Events	7.4	30.2	7.3	28.2
Other	—	0.1	0.1	0.1

Total	95.7	262.1	107.7	257.1

OPERATING EXPENSES:
Advertising operating costs	4.9	13.9	5.7	12.2
Meetings and Events operating costs	4.6	19.2	4.8	18.4
Network costs	4.7	13.9	4.5	12.5
Theatre access fees – founding members	12.7	39.1	13.5	37.1
Selling and marketing costs	12.7	36.8	11.8	35.3
Administrative and other costs	5.8	19.3	6.3	18.7
Severance plan costs	—	—	0.1	0.4
Depreciation and amortization	4.0	11.4	3.8	8.5

Total	49.4	153.6	50.5	143.1

OPERATING INCOME	46.3	108.5	57.2	114.0

Interest Expense and Other, Net:
Borrowings	11.7	35.6	12.3	38.3
Change in derivative fair value	2.4	(4.0)	(2.1)	(2.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.0	9.3	2.8	8.5
Interest income and other	(1.8)	(2.0)	(0.1)	(0.7)

Total	15.3	38.9	12.9	44.0

Equity in losses from investment	0.4	0.4	—	—

INCOME BEFORE INCOME TAXES	30.6	69.2	44.3	70.0
Provision for Income Taxes	12.3	26.3	16.3	27.5

CONSOLIDATED NET INCOME	18.3	42.9	28.0	42.5

Less: Net Income Attributable to Noncontrolling Interest, net of tax borne by founding members.	11.7	28.0	17.1	27.7

NET INCOME ATTRIBUTABLE TO NCM, INC	$6.6	14.9	$10.9	$14.8

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.16	$0.35	$0.26	$0.35
Diluted	$0.16	$0.35	$0.26	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,119,511	42,117,934	42,067,798	42,055,400
Diluted	42,472,700	42,338,783	42,070,689	42,086,917

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended October 1, 2009	Nine Months Ended September 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated Net Income.	$42.9	$42.5
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	11.5	13.3
Depreciation and amortization	11.4	8.5
Non-cash share-based compensation	4.1	3.0
Accretion of interest on the discounted payable to founding members under tax sharing agreement	9.3	8.6
Net unrealized gain on hedging transactions	(4.0)	(2.2)
Equity in losses from investment	(0.4)	—
Amortization of debt issuance costs	1.4	1.4
Changes in operating assets and liabilities:
Receivables—net	29.6	2.2
Accounts payable and accrued expenses	(0.3)	(4.5)
Amounts due to founding members	1.8	0.5
Income taxes and other	(5.4)	0.3

Net cash provided by operating activities	101.9	73.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.6)	(13.5)
Increase in investment in affiliate	(2.1)	—
Purchase of short-term investments	(2.0)	—
Proceeds from sale of short-term investments	—	9.1

Net cash used in investing activities	(9.7)	(4.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(20.5)	(19.5)
Proceeds from borrowings	—	128.5
Repayments of borrowings	(2.0)	(124.0)
Proceeds from founding member contributions	2.7	8.2
Distribution to founding members	(56.3)	(39.3)
Proceeds from stock option exercises	—	0.6

Net cash used in financing activities	(76.1)	(45.5)

CHANGE IN CASH AND CASH EQUIVALENTS	16.1	23.7
CASH AND CASH EQUIVALENTS:
Beginning of period	69.2	20.8

End of period	$85.3	$44.5

(Continued)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended October 1, 2009	Nine Months Ended September 25, 2008
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	—	$0.4
Increase in distributions payable to members	$22.8	$28.0
Contributions from members collected after period end	$—	$0.4
Integration payment from members collected after period end	$0.9	$1.1
Purchase of an intangible asset with subsidiary equity	$28.5	$116.1
Settlement of put liability by issuance of debt	$7.0	—
Assets acquired in settlement of put liability	$2.5	—

Supplemental disclosure of cash flow information:
Cash paid for interest	$29.8	$36.7
Cash paid for income taxes	$2.1	$0.7

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF EQUITY/(DEFICIT)

(In millions)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—January 1, 2009	$(526.3)	$0.4	$(494.9)	$(13.1)	$(18.7)	$—
Distributions to Members	(50.4)					(50.4)
Subsidiary equity issued for purchase of intangible asset	28.5		11.8			16.7
Taxes attributable to Members and impacts of subsidiary ownership changes	7.6		(0.4)		0.4	7.6
Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	9.4			—	3.9	5.5
Net income, net of tax	42.9			14.9	—	28.0

Total Comprehensive Income, net of tax	52.3			14.9	3.9	33.5
Share-based compensation	4.3		3.4			0.9
Cash dividends	(20.5)			(20.5)

Balance—October 1, 2009	$(504.5)	$0.4	$(480.1)	$(18.7)	$(14.4)	$8.3

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 27, 2007	$(572.4)	$0.4	$(581.1)	$12.2	$(3.9)	$—
Distributions to Members	(46.8)					(46.8)
Contributions	4.8					4.8
Subsidiary equity issued for purchase of intangible asset	116.1		49.2			66.9
Taxes attributable to Members and impacts of subsidiary ownership changes	3.3		(0.2)		0.2	3.3
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(6.7)			—	(2.9)	(3.8)
Net income (loss), net of tax	42.5			14.8	—	27.7

Total Comprehensive Income, net of tax	35.8			14.8	(2.9)	23.9
Share-based compensation	2.8		2.3			0.5
Cash dividends	(19.5)			(19.5)
Recovery of deficit in noncontrolling interest	—		52.6			(52.6)

Balance—September 25, 2008	$(475.9)	$0.4	$(477.2)	$7.5	$(6.6)	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM LLC operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, Fathom entertainment programming events and corporate events under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal, Cinemark, and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under “network affiliate” agreements, which expire at various dates.

At October 1, 2009, NCM LLC had 101,555,705 common membership units outstanding, of which 42,119,947 (41.5%) were owned by NCM, Inc., 25,425,689 (25.0%) were owned by Regal, 18,821,114 (18.5%) were owned by AMC, and 15,188,955 (15.0%) were owned by Cinemark. The membership units held by the founding members are convertible into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10/K-A filed with the SEC on November 5, 2009 for the fiscal year ended January 1, 2009. The Company’s initial public offering (“IPO”) was completed in February 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 2, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
Net Income Attributable to NCM, Inc. (in millions)	$6.6	$14.9	$10.9	$14.8

Weighted average shares outstanding:
Basic	42,119,511	42,117,934	42,067,798	42,055,400
Add: Dilutive effect of stock options and restricted stock	353,189	220,849	2,891	31,517

Diluted	42,472,700	42,338,783	42,070,689	42,086,917

Earnings per share:
Basic	$0.16	$0.35	$0.26	$0.35
Diluted	$0.16	$0.35	$0.26	$0.35

The effect of the 59,435,758; 58,859,451; 57,309,654 and 54,997,773 convertible NCM LLC common units held by the founding members for the quarter and nine months ended October 1, 2009 and the quarter and nine months ended September 25, 2008, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per share as they were antidilutive. In addition, there were 804,742; 1,180,222; 1,810,592 and 364,173 stock options and 29,394; 83,947; 28,934 and 28,383 non-vested restricted shares for the quarter and nine months ended October 1, 2009 and the quarter and nine months ended September 25, 2008, respectively, excluded from the calculation as they are antidilutive.

Summary of Significant Accounting Policies

The Company’s annual financial statements included in Form 10/K-A filed with the SEC on November 5, 2009, for the fiscal year ended January 1, 2009 contain a complete discussion of the Company’s significant accounting policies.

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

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At October 1, 2009, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 34% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At January 1, 2009, there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies and clients who have strong reputations in the advertising industry and stable financial positions.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair Value of Financial Instruments— During the quarter ended July 2, 2009, the Company adopted ASC Topic 825-10 Financial Instruments (formerly FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of ASC Topic 825-10. The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of short-term investments and interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on our analysis of current credit market conditions to be $684.8 million and $514.8 million as of October 1, 2009 and January 1, 2009, respectively. The carrying value of the term loan was $725.0 million as of October 1, 2009 and January 1, 2009.

Equity Method Investments— The Company accounts for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC Topic 323-10 Investments – Equity Method and Joint Ventures (formerly APB No. 18, The Equity Method of Accounting for Investments in Common Stock) because we exert “significant influence” over, but do not control, the policy and decisions of RMG (see Note 4). As of October 1, 2009, the Company owns approximately 24% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants). The Company’s investment is $7.8 million. The investment in RMG and the Company’s share of its operating results are not material to the Company’s financial position or results of operations and as a result summarized financial information is not presented.

Recent Accounting Pronouncements

The Company adopted ASC Topic 810-10 Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) effective January 2, 2009. Topic 810-10 changes the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary (formerly referred to as a minority interest) and for the deconsolidation of a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements and Note 7. Topic 810-10 also changes the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions, are reported at zero for all periods through January 1, 2009. The noncontrolling interest in NCM LLC’s deficit through January 1, 2009, has been charged against NCM Inc.’s additional paid-in capital (deficit).

ASC Topic 815-10 Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities) was adopted by the Company effective January 2, 2009. The guidance under Topic 815-10 changes the manner of presentation and related disclosures of the fair values of derivative instruments and their gains and losses (see Note 6).

The Company adopted ASC Topic 825-10 Financial Instruments (formerly, FASB Staff Position No. SFAS 107-1 and APB No. 28-1, Disclosures about the Fair Value of Financial Instruments), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of Topic 825-10. The Company adopted this pronouncement effective April 3, 2009 (see Fair Value of Financial Instruments above).

In April 2009, the Company adopted ASC Topic 820-10-65 Fair Value Measurements and Disclosures (formerly FASB Staff Position No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly). The standard provides additional guidance for estimating fair value in accordance with Topic 820-10-65 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance on identifying circumstances that indicate if a transaction is not orderly. The Company adopted this pronouncement effective April 3, 2009 with no impact on its consolidated financial statements.

The Company adopted, ASC Topic 855-10 Subsequent Events (formerly SFAS 165, Subsequent Events) effective April 3, 2009. This pronouncement changes the general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (see Note 9).

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), which was included in ASC Topic 810. The provisions of ASC 810 amends the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The provisions of this pronouncement are effective January 1, 2010. The Company is evaluating the impact of the statement on its consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In July 2009, the FASB issued SFAS No. 168, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 codified all previously issued accounting pronouncements, eliminating the prior hierarchy of accounting literature, in a single source for authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168, now ASC Topic 105-10 Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this pronouncement did not have an effect on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value, which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. The Company adopted the pronouncement effective July 2, 2009 with no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after December 31, 2010. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

2. RELATED-PARTY TRANSACTIONS

Quarter and Nine Months Ended October 1, 2009 and September 25, 2008

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. Also, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended October 1, 2009, the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008 was $12.7 million, $39.1 million, $13.5 million and $37.1 million respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended October 1, 2009, the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008 was $8.6 million, $26.9 million, $11.7 million and $32.5 million respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom corporate entertainment programming events business. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.2 million, $4.7 million, $1.3 million and $4.3 million for the quarter ended October 1, 2009, the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008, respectively, and are included in Meetings and Events operating costs in the unaudited condensed consolidated Statement of Operations.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the close of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Payments for the three and nine month periods in 2008 and 2009 are as follows (in millions):

NCM LLC Members	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
AMC	$7.2	$16.0	$9.0	$15.1
Cinemark	5.8	12.9	6.8	11.5
Regal	9.8	21.6	12.1	20.2
NCM, Inc.	16.2	35.7	20.5	34.5

Total	$39.0	$86.2	$48.4	$81.3

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through the end of February 2009 in accordance with certain run-out provisions. For the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008, the AMC Loews payment was $0.1 million (Star Theatres), $0.4 million and $4.4 million, respectively. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres (see Note 5). The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through January 2011 in accordance with certain run-out provisions. For the quarter and nine months ended October 1, 2009 and the quarter and nine months ended September 25, 2008, the Regal Consolidated Theatres payment was $0.9 million, $2.0 million, $1.1 million, and $1.6 million, respectively, and represents a cash element of the consideration received for the common membership units issued.

Amounts due to (from) founding members at October 1, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.4	$0.4	$0.5	$1.3
Cost and other reimbursement	(0.3)	(0.5)	(0.2)	(1.0)
Distributions payable, net	7.2	5.8	8.8	21.8

Total	$7.3	$5.7	$9.1	$22.1

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

Other –

During the quarter ended October 1, 2009, the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008, AMC, Cinemark and Regal purchased $0.5 million, $1.4 million, $0.5 million and $1.3 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.

Included in Meetings and Events operating costs is $0.1 million, $0.3 million, $0.5 million and $1.6 million for the quarter ended October 1, 2009, the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing resale to NCM LLC’s customers.

3. BORROWINGS

The outstanding balance of the term loan facility at October 1, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at October 1, 2009 was $74.0 million. As of October 1, 2009, the effective rate on the term loan was 5.6% including the effect of the interest rate swaps (both those accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.05%. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (defined in the NCM LLC credit agreement as the ratio of secured funded debt less unrestricted cash and cash equivalents, over Adjusted EBITDA, as defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at October 1, 2009, including the consolidated net senior secured leverage ratio. As of October 1, 2009, our consolidated net senior secured leverage ratio was 4.0 times versus a covenant of 7.0 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of October 1, 2009, the Company had approximately $550.0 million, or 76% hedged ($412.5 million, or 57% without considering the Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman Brothers Holdings, Inc. (“Lehman”), portion of the hedge). Of the $550.0 million that is economically hedged, $137.5 million is with LBSF. See Note 6 for an additional discussion of the interest rate swaps.

On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks, including $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of October 1, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Following the bankruptcy filing, LCPI failed to fund a borrowing request related to its undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI will fulfill its funding commitment; however this $6.0 million of liquidity is not expected to be required by the Company to operate its business. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of any payments to LCPI. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet resigned.

On March 19, 2009, the Company gave a note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation (see Note 4) and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

2011. At issuance the Company recorded the note at a present value of $7.0 million. At October 1, 2009, $4.0 million of the balance is recorded in current liabilities, and $1.4 million is included in non-current liabilities. Interest on the note is accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. See Note 4 “—Contingent Put Obligation” for additional discussion of the IdeaCast restructuring.

4. COMMITMENTS AND CONTINGENCIES

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Contingent Put Obligation—On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10.0 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC Topic 460-10 Guarantees (formerly FIN No. 45 (as amended), Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others). During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of a reasonably estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC Topic 460-10 liability. As discussed in Note 3, on March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC’s interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC (“OOH”), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast’s senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 1-Equity Method Investments). The Company’s investment in RMG was valued at the fair value of the assets contributed.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $19.3 million over the remaining terms of the network affiliate agreements. The Company has no liabilities recorded for these obligations as of October 1, 2009 as such guarantees are less than the expected share of revenue paid to the affiliate.

5. INTANGIBLE ASSETS

During 2008, NCM LLC issued 2,544,949 common membership units to its founding members in connection with its rights of exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network and 2,913,754 common membership units to Regal in connection with the closing of its acquisition of Consolidated Theatres (see Note 2). The Company recorded an intangible asset of $116.1 million representing the contractual rights over the remaining terms of the ESAs. The Company based the fair value of the intangible asset on the fair value of the common membership units issued on the date of grant. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $28.5 million.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pursuant to ASC Topic 350-10 Intangibles – Goodwill and Other (formerly SFAS No. 142, Goodwill and Other Intangible Assets), the intangible asset have a finite useful life and the Company began to amortize the asset in 2008 and 2009 over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after January 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

6. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC Topic 820-10 Fair Value Measurements and Disclosures (formerly FAS No. 157, Fair Value Measurements and Disclosures) are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At October 1, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Short-term Investments	$2.0	$2.0	—	—

LIABILITIES:
Interest Rate Swap Agreements	$67.9	—	$67.9	—

Short-Term Investments—The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. For the quarter ended October 1, 2009 there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

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

On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. LBSF is the counterparty to a notional amount of $137.5 million of NCM LLC’s interest rate swaps, and Lehman is a guarantor of LBSF’s obligations under such swap. NCM LLC notified LBSF on September 18, 2008 that, as a result of the bankruptcy of Lehman, an event of default had occurred under the swap with respect to which LBSF was the defaulting party. On October 3, 2008, LBSF also filed for Chapter 11 protection, which constituted another default by LBSF under the swap. As a result, as permitted under the terms of NCM LLC’s swap agreement with LBSF, the Company has withheld interest rate swap payments aggregating $5.4 million that were due to LBSF, and has further notified LBSF that the bankruptcy and insolvency of both Lehman and LBSF constitute default events under the swap. As of October 1, 2009 the interest rate swap agreement had not been terminated. To the Company’s knowledge, LBSF has neither communicated its intent, nor has it taken any action in bankruptcy court, to assume or reject its swap agreement with NCM LLC. In addition, while the bankruptcy court has authorized LBSF to assign certain of its hedges that have not been terminated under certain circumstances, we have not received any notice that Lehman has assigned its swap agreement with NCM LLC. Pursuant to a letter dated October 2, 2009, Lehman (on behalf of LBSF) demanded that NCM LLC pay the total amount of the suspended payments under the LBSF swap agreement, plus interest. We have taken the position that, under the terms of the LBSF swap agreement, these amounts should be withheld, and may be off-set against any future payments owed by LBSF should market interest rates increase. Thus, to date, we have not made any such payments, although we are continuing to work with Lehman and LBSF to negotiate a mutually agreeable settlement to resolve this ineffective swap. As of October 1, 2009, NCM LLC’s interest rate swaps liability was $67.9 million, of which $17.0 million is related to the LBSF swap. As of January 1, 2009, NCM LLC’s interest rate swaps liability was $87.7 million, of which $21.9 million is related to the LBSF swap.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than LBSF (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments other than LBSF were determined to be perfectly effective at October 1, 2009 and September 25, 2008. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

Cash flow hedge accounting was discontinued on September 15, 2008 for the swap with LBSF due to the event of default and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with LBSF at fair value with any change in the fair value recorded in the statement of operations. There was a $2.1 million increase and $4.9 million decrease in the fair value of the liability and the Company recorded an offsetting entry to interest expense during the quarter and nine months ended October 1, 2009 compared to a $2.2 million decrease for both the quarter and nine months ended September 25, 2008. Since September 14, 2008, the net derivative loss as of that date related to the discontinued cash flow hedge with LBSF continues to be reported in accumulated other comprehensive income and is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarter and nine months ended October 1, 2009 was $0.3 million and $0.9 million, compared to $0.1 million and $0.1 million for the same periods in 2008. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

At October 1, 2009 and January 1, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of October 1, 2009		As of January 1, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under Topic 815:
Interest Rate Swaps	Other Liabilities	$50.9	Other Liabilities	$65.8
Derivatives not designated as hedging instruments under Topic 815:
Interest Rate Swaps	Other Liabilities	$17.0	Other Liabilities	$21.9

Total derivatives		$67.9		$87.7

The effect of derivative instruments in cash flow hedge relationships on the unaudited condensed consolidated financial statements for the quarter and nine months ended October 1, 2009 and September 25, 2008 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in OCI (Pre-tax)				Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009	Qtr. Ended Sept. 25, 2008	Nine Months Ended Sept. 25, 2008	Qtr. Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009	Qtr. Ended Sept. 25, 2008	Nine Months Ended Sept. 25, 2008
Interest Rate Swaps	$(9.1)	$—	$(7.9)	$(13.3)	$(4.6)	$(11.8)	$(2.3)	$(4.7)

There was no ineffectiveness recognized for the quarter and nine months ended October 1, 2009 and September 25, 2008, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The effect of derivative not designated as hedging instruments under Topic 815 on the unaudited condensed consolidated financial statements for the quarter and nine months ended October 1, 2009 and September 25, 2008 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax)
	Quarter Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009	Quarter Ended Sept. 25, 2008	Nine Months Ended Sept. 25, 2008
Borrowings	$(1.8)	$(4.3)	$(0.8)	$(1.6)
Change in fair value	(2.4)	4.0	2.1	2.1

Total	$(4.2)	$(0.3)	$1.3	$0.5

7. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended Oct. 1, 2009	Nine Months Ended Sept. 25, 2008
Net income attributable to NCM, Inc.	$14.9	$14.8
Subsidiary equity issued for purchase of intangible asset	11.8	49.2
Recovery of distribution in excess of basis	—	52.6
Taxes attributable to Members and impacts of subsidiary ownership changes	(0.4)	(0.2)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$26.3	$116.4

8. COMPREHENSIVE INCOME

The components of comprehensive income attributable to NCM Inc. are as follows (in millions):

	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
COMPREHENSIVE INCOME:
Net Income Attributable to NCM, Inc. (as reported on Unaudited Condensed Consolidated Statements of Operations), net of tax	$6.6	$14.9	$10.9	$14.8
Unrealized gain (loss) on cash flow hedge, net of tax	(1.5)	3.9	(1.9)	(2.9)

Total, net of tax	$5.1	$18.8	$9.0	$11.9

9. SUBSEQUENT EVENT

On November 3, 2009, the Company declared a cash dividend of $0.16 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on November 19, 2009 to be paid on December 3, 2009 (approximately $6.7 million).

        ASC Topic 855-10, Subsequent Events (formerly SFAS No. 165, Subsequent Events) requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. For the three and nine months ended October 1, 2009, the Company evaluated, for potential recognition and disclosure, events that occurred prior to the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2009 on November 4, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10/K-A filed with the SEC on November 5, 2009 for the Company’s fiscal year ended January 1, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10/K-A filed with the SEC on November 5, 2009 for the Company’s fiscal year ended January 1, 2009. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, business communications, and entertainment events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom entertainment and corporate marketing events division. We have long-term ESAs with NCM LLC’s founding members through 2037 and multi-year agreements with several other non-owner theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom events are distributed via satellite or landline to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. Approximately 93% of our theatre attendance is included in our digital network.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplaces in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of entertainment programming and corporate marketing event locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (see Note 3 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met and adequate cash reserves are maintained.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10/K-A filed with the SEC on November 5, 2009 for the Company’s fiscal year ended January 1, 2009.

Summary Historical Financial and Operating Data

The following table presents operating data and Adjusted OIBDA from our unaudited financial statements included elsewhere in this document. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
Revenue	$95.7	$262.1	$107.7	$257.1
Operating income	$46.3	$108.5	$57.2	$114.0
Adjusted OIBDA	$51.8	$124.0	$62.0	$125.5
Adjusted OIBDA margin	54.1%	47.3%	57.6%	48.8%
Net Income	$6.6	$14.9	$10.9	$14.8
Net Income per Basic Share	$0.16	$0.35	$0.26	$0.35
Net Income per Diluted Share	$0.16	$0.35	$0.26	$0.35

The following table presents total advertising revenue and total advertising revenue per attendee for the periods presented, which will be discussed further below (in millions, except for per attendee metrics).

	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
Total advertising revenue	$88.3	$231.8	$100.3	$228.8
Total advertising revenue excluding beverage	$79.7	$204.9	$88.6	$196.3
Total theatre attendance	157.0	495.5	178.8	477.7
Total advertising revenue per attendee	$0.56	$0.47	$0.56	$0.48

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

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million, $0.4 million and $4.4 million for the nine months ended October 1, 2009, the quarter ended September 25, 2008 and the nine months ended September 25, 2008, respectively. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which was $0.9 million, $2.0 million, $1.1 million and $1.6 million for the quarter and nine months ended October 1, 2009 and the quarter and nine months ended September 25, 2008, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009	Quarter Ended September 25, 2008	Nine Months Ended September 25, 2008
Operating income	$46.3	$108.5	$57.2	$114.0
Depreciation and amortization	4.0	11.4	3.8	8.5

OIBDA	50.3	119.9	61.0	122.5
Severance plan costs	—	—	0.1	0.4
Share-based compensation costs (1)	1.5	4.1	0.9	2.6

Adjusted OIBDA	$51.8	$124.0	$62.0	$125.5

Total Revenue	$95.7	$262.1	$107.7	$257.1

Adjusted OIBDA margin	54.1%	47.3%	57.6%	48.8%

(1)	Share-based payment costs are included in network operations, selling and marketing, and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter and nine months ended October 1, 2009 and for the quarter and nine months ended September 25, 2008 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter ended October 1, 2009 and September 25, 2008

Revenue. Total revenue of the Company for the quarter ended October 1, 2009 was $95.7 million compared to $107.7 million during the quarter ended September 25, 2008, a decrease of $12.0 million, or 11.1%. The decrease in total revenue was the result of a decrease in advertising revenue of 12.0% (which includes revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) offset by a slight increase of 1.4% in Meetings and Events revenue.

National advertising revenue of $70.7 million (including $8.6 million of beverage revenue) for the quarter ended October 1, 2009 decreased 13.5% compared to $81.7 million (including $11.7 million of beverage revenue) for the quarter ended September 25, 2008. The 11.4% decrease in national advertising revenue (excluding beverage revenue) was due primarily to a $3.7 million decrease in the annual content partner spending allocation for the third quarter of 2009 as compared to the third quarter of 2008 and a 12.2% decrease in attendance in our network theatres for the quarter, coupled with the shift in annual spending for certain of our advertising clients, as compared to third quarter of 2008. Third quarter revenue was also adversely impacted by a 7.1% decrease in CPM as compared to the comparable quarter of 2008 due to a soft marketplace and the mix of clients that advertised during the quarter. These negative factors were offset by a strong sales effort that resulted in an increase in national inventory utilization to 96.5% from 92.9%. The $3.1 million decrease in beverage revenue was primarily due to a reduction in the amount of beverage advertising time acquired by two of our founding members from 90 to 60 seconds as compared to the 90 seconds acquired during the quarter ended September 25, 2008, as well as a decrease in founding member attendance, offset slightly by a contractual annual 8% increase in beverage advertising CPM and the additional attendance increase associated with the Consolidated Theatres acquired by Regal in the second quarter of 2008.

Local advertising revenue decreased $1.4 million or 7.5% to $17.2 million for the quarter ended October 1, 2009 compared to $18.6 million for the quarter ended September 25, 2008. The decrease is primarily due to the current economic conditions and its effect on local and regional businesses. Local revenue per theatre attendee in the third quarter of 2009 increased 5.3% to $0.11 per attendee compared to $0.10 for the third quarter of 2008 due primarily to the overall attendance decrease noted above.

Total advertising revenue per attendee remained flat at $0.56 per attendee for the quarter ended October 1, 2009 and for the quarter ended September 25, 2008 due to the lower revenue and lower quarterly theatre attendance.

Meetings and Events revenue increased slightly by $0.1 million, or 1.4%, to $7.4 million for the quarter ended October 1, 2009 compared to $7.3 million for the quarter ended September 25, 2008 reflecting continued growth in our Fathom entertainment programming business, offset by a decrease in our corporate marketing events which appears to be adversely impacted by the soft economy as larger corporate clients delayed their marketing and employee communication events. Our Fathom revenue benefited from the continued expansion of our network and broadening of programming distributed over our theatre network.

Operating expenses. Total operating expenses for the quarter ended October 1, 2009 were $49.4 million compared to $50.5 million for the quarter ended September 25, 2008. The decrease of 2.2% for the third quarter of 2009 versus total operating expenses for the third quarter of 2008 was primarily the result of the impact of lower advertising revenues on our advertising operations costs and lower theatre access fees due to decreases in attendance levels, offset by an increase in sales and marketing expenses during the quarter. Set forth below is a discussion of the more significant operating expenses:

Advertising operating costs. Advertising operating costs, which were $4.9 million for the quarter ended October 1, 2009, decreased 14.0% over the $5.7 million for the quarter ended September 25, 2008. This decrease was primarily the result of a 10.5% decrease in payments made to our network affiliate theatre circuits pursuant to our contractual agreements that require the payment of a specified percentage of the advertising revenue displayed in their theatres. The overall decrease was due to a combination of lower advertising revenues and the loss of one advertising affiliate circuit in early 2009.

Meetings and Events operating costs. Fathom operating costs of $4.6 million for the quarter ended October 1, 2009 decreased 4.2% compared to $4.8 million for the quarter ended September 25, 2008 due primarily to a change in the mix of event type and the associated content split for those events.

Network costs. Network costs of $4.7 million for the quarter ended October 1, 2009 increased 4.4% compared to $4.5 million for the quarter ended September 25, 2008 due to the increase in the size of our digital network and increased maintenance expenses related to aging equipment.

Theatre access fees. Theatre access fees for the quarter ended October 1, 2009 were $12.7 million compared to $13.5 million for the quarter ended September 25, 2008. The decrease for the third quarter of 2009 versus the third quarter of 2008 was primarily the result of a 10.9% decrease in founding member attendees as compared to the quarter ended September 25, 2008.

Selling and marketing costs. Selling and marketing costs increased to $12.7 million for the quarter ended October 1, 2009 compared to $11.8 million for the quarter ended September 25, 2008, an increase of 7.6%. Selling and marketing costs increased due primarily to increased costs related to our internet business, an increase in bad debt expense primarily related to our local advertising business, and an increase in advertising research costs, offset by decreases in local sales commissions associated with lower sales levels.

Administrative and other costs. Administrative and other costs decreased to $5.8 million, or 7.9% for the quarter ended October 1, 2009 versus $6.3 million for the quarter ended September 25, 2008 primarily due to certain reduced professional service fees and reduced accrued bonuses.

Depreciation and amortization. The increase of $0.2 million in depreciation and amortization expense for the quarter ended October 1, 2009 to $4.0 million as compared to $3.8 million for the quarter ended September 25, 2008 was primarily due to recognizing depreciation on capital expenditures made to support the growth of our network, including network equipment installed in network affiliate theatres and the amortization expense recognized on additional intangible assets associated with new founding member theatres added to our network in accordance with the Common Unit Adjustment agreement.

Net income. Net income generated for the quarter ended October 1, 2009 was $6.6 million compared to $10.9 million during the quarter ended September 25, 2008, a decrease of 39.4%. This decrease related to lower operating income and higher net interest expense, slightly offset by lower noncontrolling interest charges. The increase in net interest expense is primarily due to a non-cash charge of $2.4 million to interest expense in the third quarter of 2009 compared to a non-cash credit of $2.1 million for the third quarter of 2008, related to the change in the fair value of our interest rate swap with Lehman as discussed in Notes 3 and 6 to the unaudited condensed consolidated financial statements, offset by lower market interest rates on the unhedged portion of our debt. The lower net noncontrolling interest charge is primarily due to the lower operating income offset by the impact of additional common membership units issued in 2009.

Nine Months Ended October 1, 2009 and September 25, 2008

Revenue. Total revenue of the Company for the nine months ended October 1, 2009 was $262.1 million compared to $257.1 million for the nine months ended September 25, 2008. The increase of the 2009 period over the 2008 period of 1.9% was primarily the result of an increase of 1.3% in advertising revenues (which includes beverage revenue) as discussed more fully below, and a 7.1% increase in Meetings and Events revenue.

National advertising revenues of $190.3 million (including $26.9 million of beverage revenue) for the nine months ended October 1, 2009 increased 4.2% from $182.7 million (including $32.5 million of beverage revenue) for the 2008 period. National advertising revenue (excluding beverage revenue) for the nine months ended October 1, 2009 increased 8.8% compared to the 2008 period, primarily due to an increase in national advertising inventory utilization (excluding beverage revenue) to 81.8% from 73.6% offset by a decrease in CPMs of 5.6% (excluding beverage revenue). The increase in utilization is due primarily to a broadening of our overall client base and an increase in the allocation of the annual spending commitment by our content partners for the nine month period in 2009 as compared to the same nine month period in 2008. The increase in inventory utilization was achieved despite a 6.9% increase in our salable advertising impressions in the first three quarters of 2009 compared to 2008. This revenue increase was offset by a $5.6 million decrease in beverage revenue, primarily due to a reduction in the beverage advertising time acquired by two of our founding members, as discussed above, in the nine month period of 2009 compared to 2008, partially offset by a contractual annual 8% increase in beverage CPM.

Local advertising revenue decreased $4.6 million or 10.0% to $41.5 million for the nine months ended October 1, 2009 compared to $46.1 million for the nine months ended September 25, 2008. The decrease is due to the continued difficult economic conditions and the impact on local and regional businesses. Local revenue per theatre attendee for the nine months ended October 1, 2009 declined approximately 13.2% to $0.08 per attendee compared to $0.10 for the 2008 nine month period due to lower revenue and increased attendance.

Total advertising revenue per attendee for the nine months ended October 1, 2009 was $0.47 per attendee, which represents a decrease of 2.3% compared to the 2008 period. The slight decrease in the advertising revenue per attendee was primarily due to lower local and beverage revenue and increased attendance. Excluding beverage revenue, advertising revenue per attendee was consistent at $0.41 in the 2009 nine month period and the same period in 2008.

Meetings and Events revenue increased $2.0 million, or 7.1%, to $30.2 million for the nine months ended October 1, 2009 compared to the 2008 period as a result of a 28.9% increase in the number of event sites driven by the success of the Fathom entertainment events, offsetting a decrease in our corporate marketing events, which have been impacted by the difficult economic environment and its impact on the spending of our larger corporate clients.

Operating expenses. Total operating expenses for the nine months ended October 1, 2009 were $153.6 million compared to $143.1 million for the 2008 period through September 25, 2008. The 7.3% increase in 2009 compared to the 2008 period was primarily the result of an increase in advertising operating costs and selling and marketing costs, related to the increase in the size of our network and the increase in overall advertising revenue levels, an increase in Meetings and Events operating costs which are the result of the increase in the number of events, and an increase in depreciation and amortization also due to the growth in the size of our network.

Advertising operating costs. Advertising operations costs of $13.9 million for the nine months ended October 1, 2009 increased 13.9% over the $12.2 million for the 2008 period. This increase was primarily the result of the payments made to our network affiliate theatre circuits pursuant to our contractual agreements for advertising revenue displayed in their theatres. This increase is related to the net addition of affiliate circuits to our network since 2008 as well as higher national advertising revenues (excluding beverage).

Meetings and Events operating costs. Fathom operating costs of $19.2 million for the nine months ended October 1, 2009 increased 4.3% compared to $18.4 million during the 2008 period due to a 28.9% increase in the number of events and the related increase in revenue.

Network costs. Network costs of $13.9 million for the nine months ended October 1, 2009 increased 11.2% compared to $12.5 million for the 2008 period due primarily to the increase in costs associated with aging equipment, as well as costs associated the increase in the size of our digital network and our internet initiative.

Theatre access fees. Theatre access fees were $39.1 million for the nine months ended October 1, 2009 compared to $37.1 million for the comparable 2008 period. The 5.4% increase for the first nine months of 2009 versus the 2008 period was primarily the result of an increase in the contractual rate per digital screen and acquisitions, a 3.7% increase in founding member attendees, the addition of AMC Loews acquisition to our venture and new theatre construction and acquisitions by our founding members.

Selling and marketing costs. Selling and marketing costs increased to $36.8 million for the nine months ended October 1, 2009 compared to $35.3 million for the 2008 period, or an increase of 4.2%. Selling and marketing costs have increased due primarily to increased marketing and business development expenses to support our broader client base and internet business, as well as our Fathom events business, offset by decreases in local sales commissions associated with lower local advertising sales.

Administrative and other costs. Administrative and other costs for the nine months ended October 1, 2009 were $19.3 million compared to $18.7 million for the 2008 period, an increase of 3.2% primarily due to increased professional service fees.

Depreciation and amortization. Depreciation and amortization expense increased $2.9 million for the first nine months of 2009 compared to the same period in 2008 primarily as a result of increased depreciation on prior years’ capital expenditures made to support the growth of our network, including network equipment installed in new network affiliate theatres and the amortization expense recognized on additional intangible assets associated with net new founding member theatres added to our network in accordance with the Common Unit Adjustment agreement.

Net income (loss). Net income generated for the nine months ended October 1, 2009 was $14.9 million compared to net income for the nine months ended September 25, 2008 of $14.8 million. The decrease in operating income as discussed above was offset by lower net interest expense and the non-operating gain discussed above. The decrease in net interest expense is primarily due to a $4.0 million credit to interest expense, net of amortization, related to the change in the fair value of our interest rate swap with Lehman as discussed in Notes 3 and 6 to the unaudited condensed consolidated financial statements and lower market interest rates on the unhedged portion of our debt.

Known Trends and Uncertainties

The current challenging macro-economic environment and current weak overall advertising environment in general, present uncertainties that could impact our future results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, in our current quarter we benefited from several factors including the growth in our advertising client base, growing recognition of the effectiveness of cinema advertising relative to other mediums, and the impact of the improving quality, national reach and geographic coverage of our national digital network and the related increase in salable impressions. In 2008 we added three large circuits to our network with the addition of Kerasotes and Hollywood, and integration of the AMC Loews circuit that had been previously part of another cinema advertising network. These additions have added nearly 100 million new attendees on a full-year pro-forma basis, representing over a billion new salable advertising impressions within our FirstLook preshow. Our sales force integrated these additional impressions into the advertising sales process during 2008 and they were made part of our selling process in 2009. We believe that these and other new circuits that we have added in 2009 will strengthen our selling proposition in comparison to television and other national advertising platforms. It should be noted, however, that while our local advertising business is benefiting from the expansion of screens in our network, it is expected to continue to be adversely affected by the impact of the current economic downturn on our local customers, some of which have reduced their advertising spending.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2008, we sold 90 seconds to two of our founding members and 60 seconds to the third. Beginning in 2009 and for the foreseeable future, all three founding members will acquire only 60 seconds, which is likely to reduce our 2009 beverage revenue received from our founding members. Beverage revenue will benefit from the positive impact of a 6% contractual CPM increase in 2010 and 2011. After 2011 the beverage revenue CPM will increase at a rate consistent with our other national advertising CPMs. The 30 seconds of inventory previously sold to the founding members is now available for sale to our national advertising clients, which could reduce the impact in the future of the lower founding member time acquired as our inventory utilization rates increase.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of October 1, 2009, our cash, cash equivalents and short-term investments balance was $87.3 million, an increase of $18.1 million compared to the balance of $69.2 million as of January 1, 2009 and an increase of $42.8 million compared to the balance at September 25, 2008 (2008’s third quarter end).

NCM LLC has an aggregate revolving credit facility commitment of $80.0 million with a consortium of banks. On September 15, 2008, Lehman filed for protection under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. NCM LLC’s revolving credit facility includes $20.0 million with Lehman Commercial Paper Inc. (“LCPI”), a subsidiary of Lehman. As of October 1, 2009, NCM LLC has borrowed $14.0 million from LCPI under the revolving credit facility. Shortly after Lehman’s bankruptcy filing, LCPI failed to fund a borrowing request for the remainder of the undrawn commitment of $6.0 million. NCM LLC does not anticipate LCPI will fulfill its funding commitment in the future, however, such reduced funding is not expected to be required to meet our liquidity needs. We are currently in discussions with the various Lehman entities with respect to their revolving credit facility as well as a swap discussed below. Until the LCPI issues are resolved, NCM LLC is not anticipating repaying any of its revolver borrowings as it would effectively result in a permanent reduction of its revolving credit facility, to the extent of the payments against LCPI borrowings. In addition, while the bankruptcy court has authorized LCPI to resign as the administrative agent under the revolving credit facility, to the Company’s knowledge they have not yet done so. While our revolving credit facility is fully drawn (except for the unfunded Lehman amount), we believe we have sufficient cash balances and cash flow generated by operating activities to conduct our normal operations and do not expect the events with Lehman to have a material impact on our liquidity for the next twelve months. Refer to Notes 3 and 6 to our unaudited condensed consolidated financial statements for further discussion regarding Lehman’s bankruptcy.

We have generated and used cash as follows (in millions):

	Nine Months Ended October 1, 2009	Nine Months Ended September 25, 2008
Operating cash flow	$101.9	$73.6
Investing cash flow	$(9.7)	$(4.4)
Financing cash flow	$(76.1)	$(45.5)

•

Operating Activities. The increase in cash provided by operating activities for the nine months ended October 1, 2009 versus the nine months ended September 25, 2008 was primarily due to an the timing of the collection of accounts receivable balances, changes in income tax payments and the timing of payments for normal operating expenditures.

•

Investing Activities. The change in investing cash flows for the nine months ended October 1, 2009 versus the nine months ended September 25, 2008 was primarily due to the first quarter of 2008 conversion of short-term cash investment funds into cash and 2009 investments in affiliates, partially offset by lower levels of 2009 capital expenditures. The higher 2008 capital expenditures were primarily associated with the purchases of equipment and related installation costs necessary to expand our network in network affiliate theatres.

•

Financing Activities. The change in financing cash flows for the nine months ended October 1, 2009 versus the nine months ended September 25, 2008 was primarily due to an increase in cash distributions to our founding members, offset by the impact of the repayment of borrowings on our revolving credit facility in the first quarter 2008.

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

See Note 4 to the unaudited condensed consolidated financial statements for discussion of the IdeaCast restructuring and Note 1 for discussion of the investment in RMG.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are generated by its operating activities.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended October 1, 2009 was $39.0 million, of which $16.2 million was NCM, Inc.’s portion, which will be paid in the fourth quarter of fiscal 2009. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared on November 3, 2009 of $0.16 per share (approximately $6.7 million) which will be paid on December 3, 2009. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the forseeable future.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10/K-A filed with the SEC on November 5, 2009 for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of October 1, 2009, there were no significant changes in those critical accounting estimates.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10/K-A filed with the SEC on November 5, 2009 for the fiscal year ended January 1, 2009 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

The levels of revenue, operating income, net income, OIBDA and Adjusted OIBDA are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to the quarter’s film revenue and related attendance patterns within the film exhibition industry. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated with the marketing cycles of our advertising clients and higher theatre attendance. Theatrical attendance is generally highest during the summer and year-end holiday season coinciding with the release of blockbuster films. As a result, we typically have less revenue, operating income, net income, OIBDA and Adjusted OIBDA and our operating margins are lower in the first quarter than the other quarters of a given year. Importantly, the results of one quarter are not necessarily indicative of results for the next or any future quarter.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10/K-A filed with the SEC on November 5, 2009 for the fiscal year ended January 1, 2009 and incorporated by reference herein. As of October 1, 2009, we are faced with uncertainty regarding the $137.5 million portion of the interest rate swap agreement with Lehman as discussed in Notes 3 and 6 to our unaudited condensed consolidated financial statements, with respect to which LBSF is in default. If that portion of the swap were terminated, there would be an additional $137.5 million of unhedged variable rate debt outstanding. While the current interest rates on that debt are lower than those implicit in the hedge, a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $3.9 million for an annual period on a total of $386.5 million of unhedged debt. Because each of our interest rate swaps, including the one with LBSF, was in a liability position at October 1, 2009, we are not currently exposed to counterparty risk related to the swaps. When LBSF defaulted on their swap agreement we began suspending payments under the swap agreement due to the default. Such amounts withheld currently aggregate $5.4 million, which is included in accrued expenses in our unaudited condensed consolidated financial statements included elsewhere in this document. Pursuant to a letter dated October 2, 2009, Lehman (on behalf of LBSF) demanded that NCM LLC pay the total amount of the suspended payments under the LBSF swap agreement, plus interest. We have taken the position that, under the terms of the LBSF swap agreement, these amounts should be withheld, and may be off-set against any future payments owed by LBSF should market interest rates increase. Thus, to date, we have not made any such payments, although we are continuing to work with Lehman and LBSF to negotiate a mutually agreeable settlement to resolve this ineffective swap.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of October 1, 2009, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of October 1, 2009 were not effective, solely due to a material weakness in our internal control over financial reporting related to our need to restate our first and second quarters of 2009 Statement of Equity/(Deficit) for the application of Topic 810, Consolidation (formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51) and our need to restate our 2008 accounting for minority interest in income for the application of Emerging Issues Task Force Issued 95-7, Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts. Simultaneously with this filing, the Company has filed an amended Form 10-Q/A for the quarters ended April 2, 2009 and July 2, 2009 to restate its Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income to correct the presentation of noncontrolling interest reported therein and the Company has filed an amended Form 10-K/A for the year ended January 1, 2009, to restate the 2008 Consolidated Statement of Operations to correct the amount of minority interest reported therein.

Remediation Steps to Address Material Weakness – As of October 1, 2009, the accounting required by EITF 95-7 has been superseded by Topic 810 and thus remediation of that specific accounting control issue will not be required. The focus of the Company’s remediation of the material weakness will be on its future adoption of accounting standards. We plan, among other steps, to develop a formal internal implementation program for all new accounting literature, specifying the steps to be taken and the timeline for completing our analysis of the adoption.

Other than as described above, there have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 1, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10/K-A filed with the SEC on November 5, 2009 for the fiscal year ended January 1, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 3, 2009 through July 30, 2009	—	—	—	N/A
July 31, 2009 through September 3, 2009	—	—	—	N/A
September 4, 2009 through October 1, 2009	360	$14.70	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

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