Form 10-Q
period 2010-04-01
National CineMedia, Inc.
filed 2010-05-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2010

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

As of May 4, 2010, 43,131,707 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share and per share data)

(UNAUDITED)

	April 1, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$82.6	$91.1
Receivables, net of allowance of $2.8 and $3.6 million, respectively	52.8	89.3
Prepaid expenses other current assets	2.0	4.6
Income taxes receivable	5.3	—

Total current assets	142.7	185.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $42.5 and $39.3 million, respectively	22.7	23.7
INTANGIBLE ASSETS, net of accumulated amortization of $5.2 and $4.4 million, respectively	172.8	134.2
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.9 million, respectively	265.7	267.7
Debt issuance costs, net	8.8	9.2
Other investment	6.8	7.4
Other long-term assets	0.9	1.0

Total other assets	282.2	285.3

TOTAL	$620.4	$628.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	5.7	29.8
Payable to founding members under tax sharing agreement	3.2	17.6
Accrued expenses	4.8	12.9
Income tax payable	—	3.8
Current portion of long-term debt	4.1	4.3
Accrued payroll and related expenses	5.5	9.3
Accounts payable	8.1	11.7
Deferred revenue and other current liabilities	4.4	2.8

Total current liabilities	35.8	92.2
OTHER LIABILITIES:
Borrowings	805.0	799.0
Deferred tax liability	53.8	53.3
Payable to founding members under tax sharing agreement	128.3	121.9
Interest rate swap agreements	60.2	54.6
Other long-term liabilities	—	0.3

Total other liabilities	1,047.3	1,029.1

Total liabilities	1,083.1	1,121.3

COMMITMENTS AND CONTINGENCIES (NOTE 5) EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,277,129 and 42,121,747 issued and outstanding, respectively	0.4	0.4
Additional paid in capital (deficit)	(471.9)	(490.2)
Accumulated other comprehensive loss	(12.5)	(11.8)
Retained earnings (distributions in excess of earnings)	(20.2)	(14.5)

Total NCM, Inc. stockholders’ equity/(deficit)	(504.2)	(516.1)
Noncontrolling interests	41.5	23.0

Total equity/(deficit)	(462.7)	(493.1)

TOTAL	$620.4	$628.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
REVENUE:
Advertising (including revenue from founding members of $9.2 and $8.4 million, respectively)	$67.8	$60.1
Fathom Events	16.8	13.4

Total	84.6	73.5

OPERATING EXPENSES:
Advertising operating costs	4.5	4.2
Fathom Events operating costs	11.1	8.7
Network costs	4.9	4.4
Theatre access fees—founding members	12.9	12.4
Selling and marketing costs	13.1	11.8
Administrative and other costs	7.7	6.3
Depreciation and amortization	4.0	3.5

Total	58.2	51.3

OPERATING INCOME	26.4	22.2

Interest Expense and Other, Net:
Borrowings	11.0	11.9
Change in derivative fair value	1.7	(1.9)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.5	3.1
Interest income and other	—	(0.1)

Total	16.2	13.0

INCOME BEFORE INCOME TAXES	10.2	9.2
Provision for Income Taxes	0.9	0.9
Equity loss from investment, net	0.6	—

CONSOLIDATED NET INCOME	8.7	8.3
Less: Net Income Attributable to Noncontrolling Interests	7.5	7.1

NET INCOME ATTRIBUTABLE TO NCM, INC	$1.2	$1.2

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,209,698	42,115,552
Diluted	42,669,896	42,136,129

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$8.7	$8.3
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Deferred income tax expense	4.6	3.5
Depreciation and amortization	4.0	3.5
Non-cash share-based compensation	2.1	1.2
Non-cash non-operating loss	0.1	—
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.5	3.1
Net unrealized hedging transactions	1.7	(1.9)
Equity in losses from investment	0.6	—
Amortization of debt issuance costs	0.4	0.4
Changes in operating assets and liabilities:
Receivables—net	36.5	27.6
Accounts payable and accrued expenses	(15.1)	(2.5)
Amounts due to founding members	—	(0.1)
Income taxes and other	(22.3)	(4.7)

Net cash provided by operating activities	24.8	38.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.0)	(2.4)

Net cash used in investing activities	(2.0)	(2.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(6.9)	(6.8)
Proceeds from borrowings	6.0	—
Repayments of borrowings	(1.0)	—
Proceeds from founding member contributions	1.2	1.6
Distribution to founding members	(31.1)	(28.7)
Proceeds from stock option exercises	0.7	—
Repurchase of stock for restricted stock tax withholding	(0.2)	—

Net cash used in financing activities	(31.3)	(33.9)

CHANGE IN CASH AND CASH EQUIVALENTS	(8.5)	2.1
CASH AND CASH EQUIVALENTS:
Beginning of period	91.1	69.2

End of period	$82.6	$71.3

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Supplemental disclosure of non-cash financing and investing activity:

Increase in distributions payable to members	$6.2	$8.8
Contributions from members collected after period end	$—	$0.1
Integration payment from members collected after period end	$0.4	$0.3
Purchase of an intangible asset with subsidiary equity	$39.8	$28.5
Settlement of put liability by issuance of debt	$—	$7.0
Assets acquired in settlement of put liability	$—	$2.5
Increase in property and equipment not requiring cash in the period	$0.3	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$18.1	$10.4
Cash paid for income taxes	$5.2	$2.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 31, 2009	$(493.1)	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(6.2)	—	—	—	—	(6.2)
Subsidiary equity issued for purchase of intangible asset	39.8	—	16.2	—	—	23.6
Impacts of subsidiary ownership changes	(4.4)	—	—	—	0.2	(4.6)
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(3.2)	—	—	—	(0.9)	(2.3)
Net income, net of tax	8.7	—	—	1.2	—	7.5

Total Comprehensive Income, net of tax	5.5	—	—	1.2	(0.9)	5.2
Share-based compensation	2.6	—	2.1	—	—	0.5
Cash dividends declared $0.16 per share	(6.9)	—	—	(6.9)	—	—

Balance—April 1, 2010	(462.7)	$0.4	(471.9)	(20.2)	(12.5)	41.5

Balance — January 1, 2009	$(526.3)	$0.4	$(494.9)	$(13.1)	$(18.7)	$—
Distributions to Members	(8.8)	—	—	—	—	(8.8)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Impacts of subsidiary ownership changes	(15.9)	—	(0.4)	—	0.4	(15.9)
Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	5.8	—	—	—	1.7	4.1
Net income, net of tax	8.3	—	—	1.2	—	7.1

Total Comprehensive Income, net of tax	14.1	—	—	1.2	1.7	11.2
Share-based compensation	1.2	—	0.9	—	—	0.3
Cash dividends declared $0.16 per share	(6.8)	—	—	(6.8)	—	—

Balance—April 2, 2009	$(514.0)	$0.4	$(482.6)	$(18.7)	$(16.6)	$3.5

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

At April 1, 2010, NCM LLC had 103,925,106 common membership units outstanding, of which 42,277,129 (40.7%) were owned by NCM, Inc., 25,753,070 (24.8%) were owned by Regal, 18,948,404 (18.2%) were owned by AMC, and 16,946,503 (16.3%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2009. The Company’s initial public offering (“IPO”) was completed in February 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 3, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Net Income Attributable to NCM, Inc. (in millions)	$1.2	$1.2

Weighted average shares outstanding:
Basic	42,209,698	42,115,552
Add: Dilutive effect of stock options and restricted stock	460,198	20,577

Diluted	42,669,896	42,136,129

Earnings per NCM, Inc. share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

The effect of the 59,824,720 and 57,706,838 exchangeable NCM LLC common units held by the founding members for the quarter ended April 1, 2010 and April 2, 2009, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 380,451 and 1,807,736 stock options and 55,069 and 144,658 non-vested restricted shares for the quarter ended April 1, 2010 and April 2, 2009, respectively, owned by management (and directors) excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

Summary of Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 31, 2009 contain a complete discussion of the Company’s significant accounting policies.

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

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business. In addition, the Company adopted accounting guidance for noncontrolling interests effective January 2, 2009, which changed the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements and Note 7. ASC 810 also changed the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance.

Segment Reporting— Segments are accounted for under ASC 280 Segment Reporting. Refer to Note 8.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At April 1, 2010 there were two advertising agency groups through which the Company sources national advertising revenue who together represent approximately 30% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. There is one individual client who represented approximately 15% of the Company’s advertising revenue through April 1, 2010. At December 31, 2009 there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies and clients who have strong reputations in the advertising industry and stable financial positions.

Income Taxes—Income taxes are accounted for under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be recovered or settled pursuant to the provisions of ASC 740 Income Taxes. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company’s unrecognized tax benefits or related interest and penalties is immaterial.

During the quarter ended April 2, 2009, the Company presented the provision for income taxes including the amounts attributable to the noncontrolling interests and presented the noncontrolling interests net of its proportionate share of the income tax provision. However, after further review of ASC 740 Income Taxes, the Company determined that since NCM LLC is a pass-through entity for income tax purposes, the income tax provision for the Company should be presented only for the Company’s income tax obligation on its portion of NCM LLC’s earnings and should not include amounts calculated on the noncontrolling interests’ portion of NCM LLC’s taxable earnings. As a result, the Company has restated its Condensed Consolidated Statements of Operations to reduce its provision for income taxes by $2.9 million with a corresponding increase in net income attributable to noncontrolling interests for the quarter ended April 2, 2009. The correction has no effect on net income attributable to NCM, Inc., earnings per share, nor any impact to the Condensed Consolidated Balance Sheets or on Condensed Consolidated Cash Flows from Operations.

The following is a summary of the effects of the restatement on our (a) Condensed Consolidated Statement of Operations for the quarter ended April 2, 2009; (b) Condensed Consolidated Statement of Cash Flows for the quarter ended April 2, 2009; and (c) Condensed Consolidated Statement of Equity/(Deficit) and Comprehensive Income as of April 2, 2009.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended April 2, 2009
	As Previously Reported	As Restated
Provision for Income Taxes	$3.8	$0.9
Consolidated Net Income	$5.4	$8.3
Net Income Attributable to Noncontrolling Interests	$4.2	$7.1

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Quarter Ended April 2, 2009
	As Previously Reported	As Restated
Consolidated Net Income	$5.4	$8.3
Deferred income tax expense	$5.4	$3.5
Income taxes and other	$(3.7)	$(4.7)

	CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) AND COMPREHENSIVE INCOME

	At April 2, 2009
	As Previously Reported		As Restated
	Consolidated	Noncontrolling Interest	Consolidated	Noncontrolling Interest
Impacts of subsidiary ownership changes	$(11.3)	$(11.3)	$(15.9)	$(15.9)
Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	$4.1	$2.4	$5.8	$4.1
Net income, net of tax	$5.4	$4.2	$8.3	$7.1

Total Comprehensive Income, net of tax	$9.5	$6.6	$14.1	$11.2

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and our reasonability analysis to be $700.2 million and $688.8 million at April 1, 2010 and December 31, 2009, respectively. The carrying value of the term loan was $725.0 million as of April 1, 2010 and December 31, 2009.

Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments – Equity Method and Joint Ventures (“ASC 323-10”) because we exerted “significant influence” over, but do not control, the policy and decisions of RMG, due to ownership of approximately 24% of the issued and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

outstanding preferred and common stock of RMG. During the first quarter, RMG issued additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG to approximately 19% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants) at April 1, 2010. As of April 1, 2010, the Company’s investment is $6.8 million. The investment in RMG and the Company’s share of its operating results through March 15, 2010 are not material to the Company’s financial position or results of operations and as a result summarized financial information is not presented.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for financial statements issued after June 15, 2010. The Company does not expect the pronouncement to have a material effect on its unaudited condensed consolidated financial statements.

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), and subsequently ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting Involved with Variable Interest Entities. The provisions of ASC 810 amends the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The Company adopted this pronouncement effective January 1, 2010 with no impact on its unaudited condensed consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2 and 3. The Company adopted this pronouncement effective January 1, 2010 with no impact on its unaudited condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

2. INTANGIBLE ASSETS

During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $39.8 million. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. The Company recorded an intangible asset at fair value of $28.5 million representing the contractual rights. The Company based the fair value of the intangible assets on the fair value of the common membership units issued on the date of grants, which are freely convertible into the Company’s common stock.

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

3. RELATED-PARTY TRANSACTIONS

Quarter Ended April 1, 2010 and April 2, 2009 -

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. Also, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) to satisfy their obligations under their beverage concessionaire

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended April 1, 2010 and April 2, 2009 was $12.9 million and $12.4 million, respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended April 1, 2010 and April 2, 2009 was $9.2 million and $8.4 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $2.4 million and $2.0 million for the quarter ended April 1, 2010 and April 2, 2009, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Payments for the quarter ended April 1, 2010 and April 2, 2009 are as follows (in millions):

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
AMC	$1.9	$2.8
Cinemark	1.7	2.2
Regal	2.6	3.8
NCM, Inc.	4.3	6.2

Total	$10.5	$15.0

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the quarter ended April 1, 2010 and April 2, 2009, the AMC Loews payment was $0.0 million and $0.1 million (Star Theatres) respectively. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres (see Note 2). The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through 2011 in accordance with certain run-out provisions. For the quarter ended April 1, 2010 and April 2, 2009, the Consolidated Theatres payment was $0.4 million and $0.3 million, respectively and represents a cash element of the consideration received for the common membership units issued.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to/from founding members at April 1, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.4	$0.4	$0.5	$1.3
Cost and other reimbursement	(0.4)	(0.5)	(0.6)	(1.5)
Distributions payable, net	2.0	1.6	2.3	5.9

Total	$2.0	$1.5	$2.2	$5.7

Amounts due to/from founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

Other -

During the quarter ended April 1, 2010 and April 2, 2009, AMC, Cinemark and Regal purchased $0.4 million and $0.4 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.

Included in Fathom Events operating costs is $0.1 million and $0.1 million for the quarter ended April 1, 2010 and April 2, 2009, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing resale to NCM LLC’s customers.

4. BORROWINGS

On February 13, 2007, concurrently with the completion of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit.

The outstanding balance of the term loan facility at April 1, 2010 was $725.0 million. The outstanding balance under the revolving credit facility at April 1, 2010 was $80.0 million. As of April 1, 2010, the effective rate on the term loan was 5.59% including the effect of the interest rate swaps (both the swaps accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.01%. The weighted-average interest rate on the unhedged revolver was 1.98%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at April 1, 2010, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of April 1, 2010, our consolidated net senior secured leverage ratio was 4.0 times versus a covenant of 6.75 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of April 1, 2010, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 was transferred from Lehman Brothers Special Financing (“LBSF”) to Barclays Bank PLC (“Barclays”) in February 2010. See Note 6 for an additional discussion of the interest rate swaps.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NCM LLC, Lehman Brothers Holdings Inc. (“Lehman”) and Barclays entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit loans will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date.

On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At April 1, 2010, $4.1 million of the balance is recorded in current liabilities. Interest on the note is accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense.

5. COMMITMENTS AND CONTINGENCIES

Legal actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but ranges from 2-5 years. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $19.7 million over the remaining terms of the network affiliate agreements. For the quarter ended April 1, 2010 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

6. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At April 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
LIABILITIES:

Interest Rate Swap Agreements	$60.2	—	$60.2	—

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

Effective February 8, 2010, NCM LLC entered into a novation agreement with LBSF and Barclays whereby LBSF transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC’s interest rate swap agreement with LBSF with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137,500,000. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC’s credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement and the other interest rates swaps that were entered into by NCM LLC. In consideration of LBSF entering into the transfer, NCM LLC agreed to pay to LBSF the full amount of interest rate swap payments withheld since LBSF’s default aggregating $7.0 million and an immaterial amount.

Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default (as a result of the bankruptcy of Lehman) and the inability of the Company to continue to demonstrate the swap would be effective. The Company continues to record the interest rate swap with Barclays at fair value with any change in the fair value recorded in the statement of operations.

There was a $1.4 million decrease and a $2.2 million increase in the fair value of the liability for the quarter ended April 1, 2010 and April 2, 2009, respectively, which the Company recorded as a component of interest expense. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarters ended April 1, 2010 and April 2, 2009 was $0.3 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at April 1, 2010 and April 2, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

At April 1, 2010 and December 31, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of April 1, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$45.1	Other Liabilities	$40.9
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$15.1	Other Liabilities	$13.7

Total derivatives		$60.2		$54.6

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivative instruments in cash flow hedge relationships on the unaudited condensed consolidated financial statements for the quarter ended April 1, 2010 and April 2, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s OCI (Pre-tax)		Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended April 1, 2010	Qtr. Ended April 2, 2009	Qtr. Ended April 1, 2010	Qtr. Ended April 2, 2009
Interest Rate Swaps	$(8.8)	$3.7	$(4.9)	$(3.3)

There was $0.3 million and $0.3 million of ineffectiveness recognized for the quarter ended April 1, 2010 and April 2, 2009, respectively.

The effect of derivatives not designated as hedging instruments under ASC 815 on the unaudited condensed consolidated financial statements for the quarter ended April 1, 2010 and April 2, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended April 1, 2010	Qtr. Ended April 2, 2009
Borrowings	$(1.4)	$(1.1)
Change in derivative fair value	(1.7)	1.9

Total	$(3.1)	$0.8

7. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Net income attributable to NCM, Inc.	$1.2	$1.2
Subsidiary equity issued for purchase of intangible asset	16.2	11.8
Impacts of subsidiary ownership changes	—	(0.4)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$17.4	$12.6

8. SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280 Segment Reporting. Advertising revenue accounted for 80.1% and 81.8% of consolidated revenue for the quarter ended April 1, 2010 and April 2, 2009, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the Advertising reportable segment, the combined Fathom Events operating segments, and Network, Administrative and Unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the unaudited condensed consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended April 1, 2010 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$67.8	$16.8	$—	$84.6
Operating costs	17.4	11.1		28.5
Selling and marketing costs	10.6	2.1	0.4	13.1
Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$39.1	$3.4
Network, administrative and other costs			15.7	15.7

Consolidated Operating Income				$26.4

	Quarter Ended April 2, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$60.1	$13.4	$—	$73.5
Operating costs	16.6	8.7		25.3
Selling and marketing costs	9.6	2.1	0.1	11.8
Other costs	0.6	0.2		0.8

Operating income, net of direct expenses	$33.3	$2.4
Network, administrative and other costs			13.4	13.4

Consolidated Operating Income				$22.2

The following is a summary of revenues by category, in millions:

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
National Advertising Revenue	$46.4	$42.7
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	9.2	8.4
Local Advertising Revenue	12.2	9.0
Fathom Consumer Revenue	13.0	9.5
Fathom Business Revenue	3.8	3.9

Total Revenues	$84.6	$73.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. SUBSEQUENT EVENTS

On April 27, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on May 20, 2010 to be paid on June 3, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 31, 2009. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 31, 2009. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Business and Consumer Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events business are distributed primarily to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. In excess of 92% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (see Note 4 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met while providing adequate cash reserves.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on March 9, 2010 for the Company’s fiscal year ended December 31, 2009.

Summary Historical and Operating Data

The following table presents operating data and OIBDA. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Revenue	$84.6	$73.5
Operating income	$26.4	$22.2
Adjusted OIBDA	$32.5	$26.9
Adjusted OIBDA margin	38.4%	36.6%
Net Income Attributable to NCM, Inc.	$1.2	$1.2
Net Income per NCM, Inc. Basic Share	$0.03	$0.03
Net Income per NCM, Inc. Diluted Share	$0.03	$0.03

Total advertising revenue ($ in millions)	$67.8	$60.1
Total theater attendance (in millions)	161.9	158.3
Total advertising revenue per attendee	$0.42	$0.38

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

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million for the quarter ended April 2, 2009. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which was $0.4 million and $0.3 million for the quarter ended April 1, 2010 and April 2, 2009, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Operating income	$26.4	$22.2
Depreciation and amortization	4.0	3.5

OIBDA	30.4	25.7
Share-based compensation costs (1)	2.1	1.2

Adjusted OIBDA	$32.5	$26.9

Total Revenue	$84.6	$73.5

Adjusted OIBDA margin	38.4%	36.6%

(1)	Share-based payment costs are included in network operations, selling and marketing, and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarters ended April 1, 2010 and April 2, 2009 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc and should be read in conjunction with the notes thereto.

Results of Operations

Quarter Ended April 1, 2010 and April 2, 2009 -

Revenue. Total revenue of the Company for the quarter ended April 1, 2010 was $84.6 million compared to $73.5 million for the quarter ended April 2, 2009, an increase of $11.1 million, or 15.1%. The increase in total revenue was the result of an increase in total advertising revenue of 12.8% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 25.4% increase in Fathom Events revenue.

National advertising revenues of $55.6 million (including $9.2 million of beverage revenue) for the quarter ended April 1, 2010 increased 8.6% from $51.1 million (including $8.4 million of beverage revenue) of revenue for the quarter ended April 2, 2009. National advertising revenue (excluding beverage revenue) for the quarter ended April 1, 2010 increased $3.6 million or 8.5% to $46.4 million compared to $42.7 million for the quarter ended April 2, 2009. This increase was primarily due to an increase in inventory utilization (excluding beverage revenue) to 78.1% for the quarter ended April 1, 2010 as compared to 67.4% for the quarter ended April 2, 2009, a 2.4% increase in advertising impressions available for sale along with an increase in national advertising CPM’s of 1.7% over the comparable quarter of 2009. The increase in CPM’s is due to a favorable scatter market client mix, associated with a tight TV scatter market. The increase in inventory utilization was primarily due to the continued expansion of our overall client base and tight TV scatter market. The increase in payments from the founding members for their beverage concessionaire agreements was primarily due to an increase in founding member attendance of 3.1% as compared to the first quarter of 2009 due to a continued strong movie slate, as well as the contracted annual 6% increase in beverage advertising CPM.

Local advertising revenue increased $3.2 million or 35.6% to $12.2 million for the quarter ended April 1, 2010 compared to $9.0 million for the quarter ended April 2, 2009. The increase is primarily due to increased spending by smaller businesses and an increase in the number of larger regional contracts with national clients that are benefiting from the economic recovery. Local revenue per theatre attendee increased 32.5% to $0.08 per attendee for the first quarter of 2010 compared to $0.06 for the first quarter of 2009 due to the effect of the higher revenue and a 2.3% increase in attendance across our network to 161.9 million as compared to 158.3 million in the first quarter of 2009.

Total advertising revenue per attendee for the quarter ended April 1, 2010 increased 10.5% to $0.42 per attendee compared to the quarter ended April 2, 2009. The increase in the advertising revenue per attendee was due to the impact of the 12.8% increase in advertising revenue and a 2.3% increase in theatre attendance. Excluding beverage revenue, total advertising revenue per attendee increased 10.9%.

Fathom Events revenue increased $3.4 million, or 25.4%, to $16.8 million for the quarter ended April 1, 2010 as compared to $13.4 million for the quarter ended April 2, 2009. This increase was due to continued growth in our Fathom Consumer events division, slightly offset by a small decrease in our Fathom Business events division which continues to be adversely impacted by the soft economy as larger corporate clients delay their marketing and employee communication events. Our Fathom Consumer events business revenue benefited from the broadening of the programming offerings and categories during the first quarter of 2010, as well as the continued expansion of our live network capabilities, resulting in a 10.5% increase in the Consumer division’s number of event locations.

Operating expenses. Total operating expenses for the quarter ended April 1, 2010 were $58.2 million compared to $51.3 million for the quarter ended April 2, 2009. The 13.5% increase in 2010 compared to the 2009 period was primarily the result of an increase in Fathom Events costs, selling and marketing costs, which are primarily the result of the increase in our advertising (excluding beverage) and Fathom Consumer events revenues, as well as increases in administrative expenses. Set forth below is a discussion of the more significant operating expenses.

Advertising operating costs. Advertising operating costs of $4.5 million for the quarter ended April 1, 2010 increased 7.1% over the $4.2 million for the quarter ended April 2, 2009. This increase was primarily the result of the increase in national advertising revenue (excluding beverage) resulting in an increase of $0.3 million or 11.1% in associated payments made to our advertising affiliates pursuant to our contractual agreements under which the payment is based on a percentage of revenue displayed in those theatres. The impact was slightly offset by a decrease of 2.7% in advertising affiliate attendance, primarily due to the loss of one advertising affiliate in the second quarter of 2009. However, the overall number of network affiliate screens has increased for 2010 as compared to 2009, due to the addition of several new advertising affiliates during 2009. Network affiliate screens represented 16% of total network screens for the first quarter of 2010 versus 13.7% for the 2009 period.

Fathom Events operating costs. Fathom Events operating costs of $11.1 million for the quarter ended April 1, 2010 increased 27.6% compared to $8.7 million during the quarter ended April 2, 2009 due primarily to the increase in revenues associated with a 10.5% increase in the number of Fathom Consumer event sites and the high level of variable event expenses associated with those events. The total number of Fathom Event sites increased 2.3% in the first quarter of 2010 as compared to the same period in 2009.

Network costs. Network costs of $4.9 million for the quarter ended April 1, 2010 increased 11.4% compared to $4.4 million for the quarter ended April 2, 2009 due primarily to the increase in size of our digital network and increased maintenance expenses related to aging network equipment in theatres. Total digital network screens operated during the first quarter of 2010 decreased slightly to 15,526 from 15,623 in 2009, or a decrease of approximately 0.6%. These maintenance costs are expected to increase as our network is integrated with the new higher quality Digital Cinema projection equipment.

Theatre access fees. Theatre access fees were $12.9 million for the quarter ended April 1, 2010 compared to $12.4 million for the quarter ended April 2, 2009. The increase for 2010 versus the 2009 period was primarily the result of a 3.1% increase in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $13.1 million for the quarter ended April 1, 2010 compared to $11.8 million for the quarter ended April 2, 2009, or an increase of 11.0%. Selling and marketing costs have increased primarily due to increases in commissions and other personnel costs directly related to the higher total revenues for the first quarter 2010 as compared to the first quarter of 2009. Marketing expenses also increased due to initiatives supporting our expanding business, which was slightly offset by a decrease in bad debt expense related to our local advertising business.

Administrative and other costs. Administrative and other costs for the quarter ended April 1, 2010 was $7.7 million compared to $6.3 million for the quarter ended April 2, 2009, an increase of 22.2% primarily due to increased personnel costs, including share based compensation expense, for employees supporting the growing operations and administration of our business.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million to $4.0 million for the quarter ended April 1, 2010 compared to $3.5 million for the quarter ended April 2, 2009 period primarily as a result of increased depreciation on capital expenditures made to support the growth of our network and amortization expense recognized on additional intangible assets in accordance with the Common Unit Adjustment Agreement.

Net income. Net income generated for the quarter ended April 1, 2010 of $1.2 million was consistent with net income for the quarter ended April 2, 2009, despite the increase of 18.9% in operating income. The level of net income was impacted by a $3.6 million change in derivative fair value offset by a $0.9 decrease in interest on borrowings for the quarter ended April 1, 2010 as compared to the quarter ended April 2, 2009, as well as a small increase in non-operating losses, and non-controlling interest expense. For the quarter ended April 1, 2010, we also had $0.6 million of loss related to non-operating activities, primarily our investment in RMG. The level of income taxes was consistent with those in 2009, while the level of non-controlling interest expense increased $0.4 million due to increases in the amount of income allocable to the noncontrolling interests in the first quarter of 2010, caused by the increase in income before income taxes and the impact of additional common membership units issued in 2010.

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, we are cautiously optimistic that the impact to our business will not be significant due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other mediums, and the impact of our broader national network and the related increase in salable impressions. As noted previously, in 2009 we added several new affiliate theatres to our national network including: American Cinemas; Galaxy Theatres, LLC; Storyteller Theatres Corporation; Starplex Cinemas; ShowBiz Cinemas; Consolidated Theatres; Rave Cinemas, LLC; Metropolitan Theatres Corporation and LA Live Theatre. We believe these additions have added nearly 54.2 million new attendees on a full-year pro-forma basis, representing in excess of 510 million new salable advertising impressions that are already on our network or will join our network over the next two years. Our sales force either has integrated or will integrate these additional impressions into the advertising sales process during 2010 and 2011 and we expect that the yield on these attendees to be additive to our revenue, operating income and cash flow. We believe that the continued growth of our network will continue to strengthen our selling proposition in comparison to other national advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During the first quarter of 2010, and in 2009, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in 2010.

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

Financial Condition and Liquidity

Liquidity and Capital Resources

As of April 1, 2010 our cash, cash equivalents and short-term investments balance was $82.6 million, a decrease of $8.5 million compared to the balance of $91.1 million as of December 31, 2009 but an $11.3 million increase compared to the balance at April 2, 2009.

We have generated and used cash as follows (in millions):

	Quarter Ended April 1, 2010	Quarter Ended April 2, 2009
Operating cash flow	$24.8	$38.4
Investing cash flow	$(2.0)	$(2.4)
Financing cash flow	$(31.3)	$(33.9)

•

Operating Activities. The decrease in cash provided by operating activities for the quarter ended April 1, 2010 versus the quarter ended April 2, 2009 was primarily due to changes in the timing of income tax payments (including payments under the tax receivable agreement to the founding members) and the timing of payments for normal operating expenses as well as the timing of the collection of accounts receivable balances.

•	Investing Activities. The decrease in investing cash flows for the quarter ended April 1, 2010 versus the quarter ended April 2, 2009 was primarily due to the lower level of capital expenditures.

•

Financing Activities. The change in financing cash flows for the quarter ended April 1, 2010 versus the quarter ended April 2, 2009 was primarily due to an increase in borrowings on our revolving credit agreement, due to the restructuring of the revolving credit agreement as discussed in Note 4 to the unaudited condensed consolidated financial statements, which will allow us to treat the revolving credit facility in a more customary manner with regular borrowings and repayments as determined by our operating needs, offset by increases in cash distributions to our founding members.

Our cash balances will fluctuate due to the timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and principal payments on debt, income tax payments, tax receivable payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are its operating activities.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended April 1, 2010 was $10.5 million, of which $4.3 million was NCM, Inc.’s portion, which will be paid in the second quarter of fiscal 2010. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in April 2010 of $0.18 per share (approximately $7.8 million) which will be paid on June 3, 2010. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax receivable payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2009 and incorporated by reference herein. As of April 1, 2010, there were no significant changes in those critical accounting estimates.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the attendance patterns within the film exhibition industry as well as the timing of marketing expenditures by our advertising clients. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and marketing cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2008 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2008	17.0%	23.5%	29.1%	30.4%
FY 2009	19.3%	24.4%	25.1%	31.2%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. While the current interest rates on that debt are lower than those implicit in the hedge, a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our interest expense by approximately $2.6 million for an annual period on a total of $255.0 million of unhedged debt. Because each of our interest rate swaps was in a liability position at April 1, 2010, we are not currently exposed to counterparty risk related to the swaps.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of April 1, 2010, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of April 1, 2010 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended April 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2010 for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2010 through January 28, 2010	11,843	$16.66	—	N/A
January 29, 2010 through February 25, 2010	—	—	—	N/A
February 26, 2010 through April 1, 2010			—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Novation Agreement, dated as of February 4, 2010, among National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.2	(4)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.3	(5)	Amendment, Resignation, Waiver, Consent And Appointment Agreement dated as of March 31, 2010 by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note); and Barclays Bank PLC as successor administrative agent.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.36 to Registrant’s Form 10-K filed on March 9, 2010.
(4)	Incorporated by reference to Exhibit 10.37 to Registrant’s Form 10-K filed on March 9, 2010.
(5)	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on April 6, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC. (Registrant)

Date: May 7, 2010	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)