Form 10-Q
period 2010-07-01
National CineMedia, Inc.
filed 2010-08-03
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2010

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

As of August 2, 2010, 43,164,527 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	July 1, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53.8	$91.1
Short-term investments	2.1	—
Receivables, net of allowance of $3.5 and $3.6 million, respectively	86.4	89.3
Prepaid expenses and other current assets	4.7	4.6
Income taxes receivable	4.0	—

Total current assets	151.0	185.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $41.3 and $39.3 million, respectively	18.8	23.7
INTANGIBLE ASSETS, net of accumulated amortization of $6.5 and $4.4 million, respectively	282.1	134.2
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.8 and $1.9 million, respectively	258.0	267.7
Debt issuance costs, net	8.3	9.2
Other investment	6.7	7.4
Other long-term assets	0.6	1.0

Total other assets	273.6	285.3

TOTAL	$725.5	$628.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	19.8	29.8
Payable to founding members under tax sharing agreement	3.7	17.6
Accrued expenses	8.9	12.9
Income tax payable	—	3.8
Current portion of long-term debt	3.2	4.3
Accrued payroll and related expenses	9.0	9.3
Accounts payable	8.2	11.7
Deferred revenue and other current liabilities	8.0	2.8

Total current liabilities	60.8	92.2
OTHER LIABILITIES:
Borrowings	777.0	799.0
Deferred tax liability	55.9	53.3
Payable to founding members under tax sharing agreement	136.6	121.9
Interest rate swap agreements	76.9	54.6
Other long-term liabilities	—	0.3

Total other liabilities	1,046.4	1,029.1

Total liabilities	1,107.2	1,121.3

COMMITMENTS AND CONTINGENCIES (NOTE 5)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 42,302,788 and 42,121,747 issued and outstanding, respectively	0.4	0.4
Additional paid in capital (deficit)	(453.7)	(490.2)
Accumulated other comprehensive loss	(14.7)	(11.8)
Retained earnings (distributions in excess of earnings)	(23.4)	(14.5)

Total NCM, Inc. stockholders’ equity/(deficit)	(491.4)	(516.1)
Noncontrolling interests	109.7	23.0

Total equity/(deficit)	(381.7)	(493.1)

TOTAL	$725.5	$628.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended July 1, 2010	Six Months Ended July 1, 2010	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009
REVENUE:
Advertising (including revenue from founding members of $9.6, $18.8, $9.9 and $18.3 million, respectively)	$90.1	$157.9	$83.5	$143.6
Fathom Events	8.9	25.7	9.4	22.8
Other	0.1	0.1	—	—

Total	99.1	183.7	92.9	166.4

OPERATING EXPENSES:
Advertising operating costs	5.7	10.2	4.8	9.0
Fathom Events operating costs	6.0	17.1	5.9	14.6
Network costs	4.8	9.7	4.8	9.2
Theatre access fees—founding members	13.4	26.3	14.0	26.4
Selling and marketing costs	14.1	27.2	12.3	24.1
Administrative and other costs	7.5	15.2	7.3	13.5
Depreciation and amortization	4.3	8.3	3.9	7.5

Total	55.8	114.0	53.0	104.3

OPERATING INCOME	43.3	69.7	39.9	62.1

Interest Expense and Other, Net:
Borrowings	11.2	22.2	11.9	23.8
Change in derivative fair value	4.5	6.2	(4.5)	(6.4)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.0	6.5	3.2	6.3
Interest income and other	(0.1)	(0.1)	(0.1)	(0.2)

Total	18.6	34.8	10.5	23.5

INCOME BEFORE INCOME TAXES	24.7	34.9	29.4	38.6
Provision for Income Taxes	2.7	3.6	3.4	4.3
Equity loss from investment, net	0.1	0.7	—	—

CONSOLIDATED NET INCOME	21.9	30.6	26.0	34.3
Less: Net Income Attributable to Noncontrolling Interests	17.3	24.8	18.9	26.0

NET INCOME ATTRIBUTABLE TO NCM, INC	$4.6	$5.8	$7.1	$8.3

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.11	$0.14	$0.17	$0.20
Diluted	$0.11	$0.14	$0.17	$0.20
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	42,289,915	42,250,029	42,118,740	42,117,146
Diluted	42,924,361	42,772,469	42,387,189	42,262,574

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended July 1, 2010	Six Months Ended July 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$30.6	$34.3
Adjustments to reconcile consolidated net income to net cash provided by (used in) operating activities:
Deferred income tax expense	5.1	7.1
Depreciation and amortization	8.3	7.5
Non-cash share-based compensation	4.4	2.6
Accretion of interest on the discounted payable to founding members under tax sharing agreement	6.5	6.3
Net unrealized hedging transactions	6.2	(6.4)
Equity in losses from investment	0.7	—
Amortization of debt issuance costs	0.9	1.0
Changes in operating assets and liabilities:
Receivables—net	2.9	12.9
Accounts payable and accrued expenses	(7.6)	(2.0)
Amounts due to founding members	(4.6)	2.6
Income taxes and other	(17.0)	(16.7)

Net cash provided by operating activities	36.4	49.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4.2)	(4.5)
Purchase of short-term investments	(2.1)	—
Increase in investment in affiliate	—	(2.1)

Net cash used in investing activities	(6.3)	(6.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(14.7)	(13.6)
Proceeds from borrowings	36.0	—
Repayments of borrowings	(60.0)	(1.0)
Proceeds from founding member contributions	1.6	1.9
Distribution to founding members	(31.1)	(37.5)
Proceeds from stock option exercises	1.0	—
Repurchase of stock for restricted stock tax withholding	(0.2)	—

Net cash used in financing activities	(67.4)	(50.2)

CHANGE IN CASH AND CASH EQUIVALENTS	(37.3)	(7.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	91.1	69.2

End of period	$53.8	$61.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended July 1, 2010	Six Months Ended July 2, 2009
Supplemental disclosure of non-cash financing and investing activity:
Increase in distributions payable to members	$28.3	$18.8
Integration payment from members collected after period end	$0.9	$0.8
Sale of assets to founding members collected after period end	$3.0	$—
Purchase of an intangible asset with subsidiary equity	$151.3	$28.5
Settlement of put liability by issuance of debt	$—	$7.0
Assets acquired in settlement of put liability	$—	$2.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$28.7	$20.5
Cash paid for income taxes	$6.0	$2.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 31, 2009	$(493.1)	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(28.3)	—	—	—	—	(28.3)
Subsidiary equity issued for purchase of intangible asset	151.3	—	58.9	—	—	92.4
Impacts of subsidiary ownership changes	(19.0)	—	(26.6)	—	1.0	6.6
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(13.8)	—	—	—	(3.9)	(9.9)
Net income, net of tax	30.6	—	—	5.8	—	24.8

Total Comprehensive Income, net of tax	16.8	—		5.8	(3.9)	14.9
Share-based compensation	5.3	—	4.2		—	1.1
Cash dividends declared $0.36 per share	(14.7)	—	—	(14.7)	—	—

Balance—July 1, 2010	(381.7)	$0.4	(453.7)	(23.4)	(14.7)	109.7

Balance—January 1, 2009	$(526.3)	$0.4	$(494.9)	$(13.1)	$(18.7)	—
Distributions to Members	(27.6)	—	—	—	—	(27.6)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Impacts of subsidiary ownership changes	(15.7)	—	(0.4)	—	0.4	(15.7)
Comprehensive Income :
Unrealized gain on cash flow hedge, net of tax	18.1	—	—	—	5.4	12.7
Net income, net of tax	34.3	—	—	8.3	—	26.0

Total Comprehensive Income, net of tax	52.4			8.3	5.4	38.7
Share-based compensation	2.7	—	2.1	—	—	0.6
Cash dividends declared $0.32 per share	(13.6)	—	—	(13.6)	—	—

Balance—July 2, 2009	$(499.6)	$0.4	$(481.4)	$(18.4)	$(12.9)	$12.7

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, Fathom entertainment programming events and corporate events under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal, Cinemark, and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theater circuits under “network affiliate” agreements, which expire at various dates.

At July 1, 2010, NCM LLC had 110,460,974 common membership units outstanding, of which 42,302,788 (38.3%) were owned by NCM, Inc., 25,753,070 (23.3%) were owned by Regal, 25,458,613 (23.1%) were owned by AMC, and 16,946,503 (15.3%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

	Quarter Ended July 1, 2010	Six Months Ended July 1, 2010	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009
Net Income Attributable to NCM, Inc. (in millions)	$4.6	$5.8	$7.1	$8.3

Weighted average shares outstanding:
Basic	42,289,915	42,250,029	42,118,740	42,117,146
Add: Dilutive effect of stock options and restricted stock	634,446	522,440	268,449	145,428

Diluted	42,924,361	42,772,469	42,387,189	42,262,574

Earnings per NCM, Inc. share:
Basic	$0.11	$0.14	$0.17	$0.20
Diluted	$0.11	$0.14	$0.17	$0.20

The effect of the 62,935,711; 61,380,215; 59,435,758 and 58,571,298 exchangeable NCM LLC common units held by the founding members for the quarter and six months ended July 1, 2010 and the quarter and six months ended July 2, 2009, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 192,906; 282,149; 1,081,420 and 1,401,480 stock options and 3,238; 6,201; 71,787 and 114,724 non-vested restricted shares for the quarter and six months ended July 1, 2010 and July 2, 2009, respectively, owned by management (and directors) excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

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

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business. In addition, the Company adopted accounting guidance for noncontrolling interests effective January 2, 2009, which changed the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements. Refer to Note 7. ASC 810 also changed the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Segment Reporting—Segments are accounted for under ASC 280 Segment Reporting. Refer to Note 8.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At July 1, 2010 there were two advertising agency groups through which the Company sources national advertising revenue that represented approximately 12% and 10% of the Company’s outstanding gross receivable balance, respectively; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 31, 2009 there was one client and one advertising agency group through which the Company sources national advertising revenue representing approximately 10% and 20%, respectively, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

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

During the quarter and six months ended July 2, 2009, the Company presented the provision for income taxes including the amounts attributable to the noncontrolling interests and presented the noncontrolling interests net of its proportionate share of the income tax provision. However, after further review of ASC 740 Income Taxes, the Company determined that since NCM LLC is a pass-through entity for income tax purposes, the income tax provision for the Company should be presented only for the Company’s income tax obligation on its portion of NCM LLC’s earnings and should not include amounts calculated on the noncontrolling interests’ portion of NCM LLC’s taxable earnings. As a result, the Company has restated its Condensed Consolidated Statements of Operations to reduce its provision for income taxes by $6.8 million and $9.7 million with a corresponding increase in net income attributable to noncontrolling interests for the quarter and six months ended July 2, 2009, respectively. The correction has no effect on net income attributable to NCM, Inc., earnings per share, nor any impact to the Condensed Consolidated Balance Sheets or on Condensed Consolidated Cash Flows from Operations.

The following is a summary of the effects of the restatement on our (a) Condensed Consolidated Statement of Operations for the quarter and six months ended July 2, 2009; (b) Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2009; and (c) Condensed Consolidated Statement of Equity/(Deficit) and Comprehensive Income as of July 2, 2009.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	Quarter Ended July 2, 2009		Six Months Ended July 2, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Provision for Income Taxes	$10.2	$3.4	$14.0	$4.3
Consolidated Net Income	$19.2	$26.0	$24.6	$34.3
Net Income Attributable to Noncontrolling Interests	$12.1	$18.9	$16.3	$26.0

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Six Months Ended July 2, 2009
	As Previously Reported	As Restated
Consolidated Net Income	$24.6	$34.3
Deferred income tax expense	$9.9	$7.1
Income taxes and other	$(9.8)	$(16.7)

	CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) AND COMPREHENSIVE INCOME At July 2, 2009
	As Previously Reported			As Restated
	Consolidated	Additional Paid in Capital (Deficit)	Noncontrolling Interest	Consolidated	Additional Paid in Capital (Deficit)	Noncontrolling Interest
Impacts of subsidiary ownership changes	$(0.9)	$(10.1)	$8.8	$(15.7)	$(0.4)	$(15.7)
Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	$13.0		$7.6	$18.1		$12.7
Net income, net of tax	$24.6		$16.3	$34.3		$26.0

Total Comprehensive Income, net of tax	$37.6		$23.9	$52.4		$38.7

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and our reasonability analysis to be $685.5 million and $688.8 million at July 1, 2010 and December 31, 2009, respectively. The carrying value of the term loan was $725.0 million as of July 1, 2010 and December 31, 2009.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments – Equity Method and Joint Ventures (“ASC 323-10”) because we exerted “significant influence” over, but did not control, the policy and decisions of RMG, due to ownership of approximately 24% of the issued and outstanding preferred and common stock of RMG. During the first quarter, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG resulting in cost method accounting. At July 1, 2010, the Company’s ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants). The Company’s investment was $6.7 million and $7.4 million as of July 1, 2010 and December 31, 2009, respectively. The investment in RMG and the Company’s share of its operating results through July 1, 2010 are not material to the Company’s financial position or results of operations and as a result summarized financial information is not presented.

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

In June 2009, the FASB finalized SFAS No. 167, Amending FASB interpretation No. 46(R), and subsequently ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting Involved with Variable Interest Entities. The provisions of ASC 810 amend the definition of the primary beneficiary of a variable interest entity and will require the Company to make an assessment each reporting period of its variable interests. The Company adopted this pronouncement effective January 1, 2010 with no impact on its unaudited condensed consolidated financial statements as NCM LLC is not a variable interest entity.

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

2. INTANGIBLE ASSETS

During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary’s acquisition of Kerasotes Showplace Theatres, LLC (the “Kerasotes Acquisition”). Such issuance provided NCM LLC with exclusive access to the new net theatre screens and attendees added by AMCE to NCM LLC’s network since the date of the last annual common unit adjustment through the date of the Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $111.5 million. During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network during 2009. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $39.8 million. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. The Company recorded an intangible asset at the market value of the common membership units equal to $28.5 million. The Company based the fair value of the intangible assets on the market value of the common membership units issued on the date of grants, which are freely convertible into the Company’s common stock.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement (see Note 3). The estimated aggregate amortization expense for the next twelve months is $9.6 million.

3. RELATED-PARTY TRANSACTIONS

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. Also, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total theatre access fee to the founding members for the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009 was $13.4 million, $26.3 million, $14.0 million and $26.4 million, respectively. The total revenue related to the beverage concessionaire agreements for the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009 was $9.6 million, $18.8 million, $9.9 million and $18.3 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.4 million, $3.8 million, $1.4 million and $3.5 million for the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Payments for the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009 are as follows (in millions):

	Quarter Ended July 1, 2010	Six Months Ended July 1, 2010	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009
AMC	$8.3	$10.2	$5.9	$8.7
Cinemark	5.5	7.2	4.8	7.0
Regal	8.3	10.9	8.1	11.9
NCM, Inc.	13.7	18.0	13.4	19.6

Total	$35.8	$46.3	$32.2	$47.2

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the six months ended July 2, 2009, the AMC Loews payment was $0.1 million (Star Theatres). The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres (see Note 2). The Consolidated Theatres had a pre-existing advertising agreement and, as NCM LLC issued common membership units to Regal, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through 2011 in accordance with certain run-out provisions. For the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009, the Consolidated Theatres payment was $0.9 million, $1.3 million, $0.8 million and $1.1 million, respectively and represents a cash element of the consideration received for the common membership units issued.

Amounts due to/from founding members at July 1, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(2.3)	(0.4)	(0.3)	(3.0)
Distributions payable, net	8.3	5.5	7.6	21.4

Total	$6.5	$5.5	$7.8	$19.8

Amounts due to/from founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

Other –

During the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009, AMC, Cinemark and Regal purchased $0.3 million, $0.7 million, $0.5 million and $0.8 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and is included in advertising revenue.

Included in Fathom Events operating costs is $0.4 million, $0.5 million, $0.1 million and $0.2 million for the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC’s advertising clients and Fathom Business customers and content providers.

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

The outstanding balance of the term loan facility at July 1, 2010 and December 31, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at July 1, 2010 was $52.0 million and $74.0 million at December 31, 2009. As of July 1, 2010, the effective rate on the term loan was 5.66% including the effect of the interest rate swaps (both the swaps accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.29%. The weighted-average interest rate on the unhedged revolver was 2.54%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at July 1, 2010, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of July 1, 2010, our consolidated net senior secured leverage ratio was 3.9 times versus a covenant limit of 6.75 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of July 1, 2010, the Company had approximately $550.0 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million was transferred from Lehman Brothers Special Financing (“LBSF”) to Barclays Bank PLC (“Barclays”) in February 2010. See Note 6 for an additional discussion of the interest rate swaps.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NCM LLC, Lehman Brothers Holdings Inc. (“Lehman”) and Barclays entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, February 13, 2013.

On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest rate to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At July 1, 2010 and December 31, 2009, $3.2 million and $4.3 million, respectively, of the balance was recorded in current liabilities. Interest on the note is accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense.

5. COMMITMENTS AND CONTINGENCIES

Legal actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but ranges from 2-5 years. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $11.6 million over the remaining terms of the network affiliate agreements. For the quarter and six months ended July 1, 2010 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

6. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At July 1, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:

Short-term investments	$2.1	$2.1	—	—

LIABILITIES:

Interest Rate Swap Agreements	$76.9	—	$76.9	—

Short-Term Investments—The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. For the quarter and six months ended July 1, 2010 there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

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

Effective February 8, 2010, NCM LLC entered into a novation agreement with LBSF and Barclays whereby LBSF transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC’s interest rate swap agreement with LBSF with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137.5 million. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC’s credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement and the other interest rates swaps that were entered into by NCM LLC. In consideration of LBSF entering into the transfer, NCM LLC agreed to pay to LBSF the full amount of interest rate swap payments withheld since LBSF’s default aggregating $7.0 million and an immaterial amount of penalty interest.

Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statement of operations. There was a $4.2 million and $5.6 million decrease and a $4.8 million and $7.0 million increase in the fair value of the liability associated with the interest rate swap for the quarter and six months ended July 1, 2010 and July 2, 2009, respectively, which the Company recorded as a component of interest expense.

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarters ended July 1, 2010 and July 2, 2009 was $0.3 million and during the six months ended July 1, 2010 and July 2, 2009 was $0.6 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at July 1, 2010 and July 2, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

At July 1, 2010 and December 31, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of July 1, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$57.7	Other Liabilities	$40.9
Derivatives not designated as hedging instruments:
Interest Rate Swaps	Other Liabilities	$19.2	Other Liabilities	$13.7

Total derivatives		$76.9		$54.6

The effect of derivative instruments in cash flow hedge relationships on the unaudited condensed consolidated financial statements for the quarter and six months ended July 1, 2010 and July 2, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s OCI (Pre-tax)				Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended July 1, 2010	Six Months Ended July 1, 2010	Qtr. Ended July 2, 2009	Six Months Ended July 2, 2009	Qtr. Ended July 1, 2010	Six Months Ended July 1, 2010	Qtr. Ended July 2, 2009	Six Months Ended July 2, 2009
Interest Rate Swaps	$(17.1)	$(25.9)	$10.9	$14.6	$(4.9)	$(9.8)	$(4.0)	$(7.2)

There was $0.3 million, $0.6 million, $0.3 million and $0.6 million of ineffectiveness recognized for the quarter ended July 1, 2010, six months ended July 1, 2010, quarter ended July 2, 2009 and six months ended July 2, 2009, respectively.

The effect of derivatives not designated as hedging instruments under ASC 815 on the unaudited condensed consolidated financial statements for the quarters and six months ended July 1, 2010 and July 2, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended July 1, 2010	Six Month Ended July 1, 2010	Qtr. Ended July 2, 2009	Six Month Ended July 2, 2009
Borrowings	$(1.6)	$(3.0)	$(1.3)	$(2.4)
Change in derivative fair value	(4.5)	(6.2)	4.5	6.4

Total	$(6.1)	$(9.2)	$3.2	$4.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

7. NONCONTROLLING INTERESTS

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended July 1, 2010	Six Months Ended July 2, 2009
Net income attributable to NCM, Inc.	$5.8	$8.3
Subsidiary equity issued for purchase of intangible asset	58.9	11.8
Impacts of subsidiary ownership changes	(26.6)	(0.4)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$38.1	$19.7

8. SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280 Segment Reporting. Advertising revenue accounted for 90.9%, 86.0%, 89.9% and 86.3% of consolidated revenue for the quarters ended July 1, 2010 and July 2, 2009 and the six months ended July 1, 2010 and July 2, 2009, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the Advertising reportable segment, the combined Fathom Events operating segments, and Network, Administrative and Unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the unaudited condensed consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Quarter Ended July 1, 2010 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$90.1	$8.9	$0.1	$99.1
Operating costs	19.1	6.0		25.1
Selling and marketing costs	11.5	2.2	0.4	14.1
Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$58.8	$0.5
Network, administrative and other costs			15.7	15.7

Consolidated Operating Income				$43.3

	Six Months Ended July 1, 2010 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$157.9	$25.7	$0.1	$183.7
Operating costs	36.5	17.1		53.6
Selling and marketing costs	22.1	4.3	0.8	27.2
Other costs	1.4	0.4		1.8

Operating income, net of direct expenses	$97.9	$3.9
Network, administrative and other costs			31.4	31.4

Consolidated Operating Income				$69.7

	Quarter Ended July 2, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$83.5	$9.4	$—	$92.9
Operating costs	18.8	5.9		24.7
Selling and marketing costs	9.6	2.3	0.4	12.3
Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$54.4	$1.0
Network, administrative and other costs			15.1	15.1

Consolidated Operating Income				$39.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	Six Months Ended July 2, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$143.6	$22.8	$—	$166.4
Operating costs	35.4	14.6		50.0
Selling and marketing costs	19.2	4.4	0.5	24.1
Other costs	1.3	0.4		1.7

Operating income, net of direct expenses	$87.7	$3.4
Network, administrative and other costs			28.5	28.5

Consolidated Operating Income				$62.1

The following is a summary of revenues by category, in millions:

	Quarter Ended July 1, 2010	Six Months Ended July 1, 2010	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009
National Advertising Revenue	$64.1	$110.5	$58.3	$101.0
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	9.6	18.8	9.9	18.3
Local Advertising Revenue	16.4	28.6	15.3	24.3
Fathom Consumer Revenue	4.4	17.5	5.0	14.5
Fathom Business Revenue	4.5	8.2	4.4	8.3
Other	0.1	0.1	—	—

Total Revenues	$99.1	$183.7	$92.9	$166.4

9. SUBSEQUENT EVENTS

On August 3, 2010, the Company declared a cash dividend of $0.18 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on August 19, 2010 to be paid on September 2, 2010.

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Business and Consumer Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events business are distributed primarily to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. In excess of 92% of the aggregate founding member and network affiliate theatre attendance is generated by theatres included in our digital network.

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

(In millions, except per share data)	Quarter Ended July 1, 2010	Six Months Ended July 1, 2010	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009
Revenue	$99.1	$183.7	$92.9	$166.4
Operating income	$43.3	$69.7	$39.9	$62.1
Adjusted OIBDA	$49.9	$82.4	$45.3	$72.2
Adjusted OIBDA margin	50.4%	44.9%	48.8%	43.4%
Net Income Attributable to NCM, Inc.	$4.6	$5.8	$7.1	$8.3
Net Income per NCM, Inc. Basic Share	$0.11	$0.14	$0.17	$0.20
Net Income per NCM, Inc. Diluted Share	$0.11	$0.14	$0.17	$0.20

Total advertising revenue ($ in millions)	$90.1	$157.9	$83.5	$143.6
Total theater attendance (in millions)	165.1	327.0	180.2	338.5
Total advertising revenue per attendee	$0.55	$0.48	$0.46	$0.42

Non-GAAP Financial Measures

Operating Income before Depreciation and Amortization (OIBDA), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance and to forecast future results. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0 and $0.1 million for the quarter and six months ended July 2, 2009, respectively. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which was $0.9 million, $1.3 million, $0.8 million and $1.1 million for the quarter ended July 1, 2010, the six months ended July 1, 2010, the quarter ended July 2, 2009 and the six months ended July 2, 2009, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended July 1, 2010	Six Months Ended July 1, 2010	Quarter Ended July 2, 2009	Six Months Ended July 2, 2009
Operating income	$43.3	$69.7	$39.9	$62.1
Depreciation and amortization	4.3	8.3	3.9	7.5

OIBDA	47.6	78.0	43.8	69.6
Share-based compensation costs (1)	2.3	4.4	1.5	2.6

Adjusted OIBDA	$49.9	$82.4	$45.3	$72.2

Total Revenue	$99.1	$183.7	$92.9	$166.4

Adjusted OIBDA margin	50.4%	44.9%	48.8%	43.4%

(1)	Share-based payment costs are included in network operations, selling and marketing, and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter and six months ended July 1, 2010 and July 2, 2009 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter Ended July 1, 2010 and July 2, 2009 -

Revenue. Total revenue of the Company for the quarter ended July 1, 2010 was $99.1 million compared to $92.9 million for the quarter ended July 2, 2009, an increase of $6.2 million, or 6.7%. The increase in total revenue was the result of an increase in total advertising revenue of 7.9% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) offset in part by a 5.3% decrease in Fathom Events revenue.

National advertising revenues of $73.7 million (including $9.6 million of beverage revenue) for the quarter ended July 1, 2010 increased 8.1% from $68.2 million (including $9.9 million of beverage revenue) for the quarter ended July 2, 2009. National advertising revenue (excluding beverage revenue) for the quarter ended July 1, 2010 increased $5.8 million or 9.9% to $64.1 million compared to $58.3 million for the quarter ended July 2, 2009. This increase was due to continued expansion of our overall client base and favorable TV advertising scatter market that contributed to a 6.7% increase in national advertising CPM’s (excluding beverage revenue) and an increase in inventory utilization (excluding beverage revenue) to 92.5% for the quarter ended July 1, 2010 from 81.3% for the quarter ended July 2, 2009. Our inventory utilization was also impacted by an 8.3% decrease in advertising impressions available for sale for the quarter ended July 1, 2010 compared to the same period in 2009, due to lower than expected attendance in certain ratings, particularly PG-13. Our second quarter inventory utilization and CPM were both negatively impacted by the effects of a shift in allocation of spending by our content partners to later in 2010. The 2.3% decrease in payments from the founding members for their beverage concessionaire agreements was primarily due to a decrease in founding member attendance of 7.9% as compared to the second quarter of 2009 offset by the annual contractual 6% beverage revenue CPM increase. The decreases in overall theatre attendance in certain ratings resulted in a $4.6 million make-good reserve balance at July 1, 2010. The Company anticipates that this reserve will be recognized as revenue in the third and fourth quarter of 2010. The make-good reserve balance at July 2, 2009 was $1.1 million.

Local advertising revenue increased $1.1 million or 7.2% to $16.4 million for the quarter ended July 1, 2010 compared to $15.3 million for the quarter ended July 2, 2009. The increase is primarily due to an increase in the level of spending by smaller businesses and an increase in the number of larger regional contracts. Local revenue per theatre attendee increased 25.0% to $0.10 per attendee for the second quarter of 2010 compared to $0.08 for the second quarter of 2009, due to the increased sales revenue combined with an 8.4% decrease in theatre attendance, particularly PG-13, within our network.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended July 1, 2010 increased 19.6% to $0.55 per attendee compared to $0.46 for the quarter ended July 2, 2009. The increase in the advertising revenue per attendee was due to the impact of the 7.9% increase in advertising revenue, combined with the overall decrease in theatre attendance in certain ratings. Excluding beverage revenue, total advertising revenue per attendee increased 19.3%.

Fathom Events revenue decreased 5.3%, to $8.9 million for the quarter ended July 1, 2010 as compared to $9.4 million for the quarter ended July 2, 2009. Our Fathom Consumer events revenue declined due to a number of original programming events in the second quarter of 2009 which did not repeat in the second quarter of 2010 and lower attendance per event, which more than off-set a 2010 increase in the number of sporting events and the continued success of the Metropolitan Opera series.

Operating expenses. Total operating expenses for the quarter ended July 1, 2010 were $55.8 million compared to $53.0 million for the quarter ended July 2, 2009. The 5.3% increase in 2010 compared to the 2009 period was primarily the result of an increase in selling and marketing costs and advertising operations costs, which are primarily the result of the 9.9% increase in our advertising revenues (excluding beverage). Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $5.7 million for the quarter ended July 1, 2010 increased 18.8% over the $4.8 million for the quarter ended July 2, 2009. This increase was primarily the result of an increase in payments made to our advertising affiliates due to the increase in national advertising revenue (excluding beverage), as well as a $0.3 million increase in advertising supply costs, including rolling stock and other expenses for supplies directly related to delivery of the advertising preshow. The impact was slightly offset by a decrease of 12.0% in advertising affiliate attendance, primarily due to the acquisition of one of our larger affiliate theatre chains by AMC in May of 2010. These theatres and screens remain in our network – however, they became part of our long-term ESAs as opposed to an affiliate revenue share arrangement. Network affiliate screens represented 10.9% of total network screens for the second quarter of 2010 versus 13.8% for the 2009 period. This decrease in the overall number of network affiliate screens as compared to 2009 is due to the conversion of Kerasotes affiliate screens to founding member screens in the second quarter of 2010 off-set by the addition of six new network affiliates with approximately 440 screens since July 2, 2009.

Fathom Events operating costs. Fathom Events operating costs of $6.0 million for the quarter ended July 1, 2010 increased 1.7% compared to $5.9 million during the quarter ended July 2, 2009 due primarily to a slight change in the mix of event types and associated variable expense associated with those events, as well as a 1.0% increase in the total number of Fathom Events sites in the second quarter of 2010 as compared to the same period in 2009.

Network costs. Network costs of $4.8 million for the quarter ended July 1, 2010 remained consistent as compared to the quarter ended July 2, 2009. Total digital network screens operated during the second quarter of 2010 increased approximately 1.0% to 15,633 from 15,476 in 2009 due primarily to conversion of non-digital screens by certain network affiliates.

Theatre access fees. Theatre access fees were $13.4 million for the quarter ended July 1, 2010 compared to $14.0 million for the quarter ended July 2, 2009. The decrease for 2010 versus the 2009 period was primarily the result of a 7.9% decrease in founding member attendance due to a weaker theatrical film slate in the latter part of the second quarter of 2010, offset in part by the annual 5% rate increase per digital screen. Theatre access fees are expected to increase beginning in the second half of 2010 due to the acquisition of Kerasotes by AMC as well as an expected increase related to our access to the digital cinema equipment being deployed by our founding members.

Selling and marketing costs. Selling and marketing costs increased to $14.1 million for the quarter ended July 1, 2010 compared to $12.3 million for the quarter ended July 2, 2009, or an increase of 14.6%. Selling and marketing costs have increased primarily due to increases in commissions and other personnel costs directly related to the higher total revenues for the second quarter 2010 as compared to the second quarter of 2009. Marketing expenses also increased due to initiatives supporting our expanding business, as well as increases in costs associated with developing our on-line business which continues to become a more significant part of our strategy to provide integrated advertising products to our clients.

Administrative and other costs. Administrative and other costs for the quarter ended July 1, 2010 was $7.5 million compared to $7.3 million for the quarter ended July 2, 2009, an increase of 2.7% primarily due to annual cost of living increases and share based compensation expense, and new employees to support our growing operations and related administration of our business.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million to $4.3 million for the quarter ended July 1, 2010, compared to $3.9 million for the quarter ended July 2, 2009 period, primarily as a result of increased amortization expense recognized on intangible assets added in accordance with the Common Unit Adjustment Agreement.

Net income. Net income generated for the quarter ended July 1, 2010 was $4.6 million, a decrease of $2.5 million compared to net income for the quarter ended July 2, 2009, despite the increase of 8.5% in operating income. The level of net income was negatively impacted by a net non-cash $9.0 million change in derivative fair value since the second quarter of 2009 resulting in a $4.5 million expense for the quarter ended July 1, 2010 as compared to a $4.5 million credit for the quarter ended July 2, 2009 due to the change in fair value of an interest rate hedge associated with our senior secured credit facility. The decrease in income taxes in the second quarter of 2010 is due primarily to lower pretax income. Non-controlling interest expense decreased $1.6 million to $17.3 million for the quarter ended July 1, 2010 due to lower income before taxes, offset by the impact of additional common membership units issued in 2010.

Six Months Ended July 1, 2010 and July 2, 2009

Revenue. Total revenue of the Company for the six months ended July 1, 2010 was $183.7 million compared to $166.4 million for the six months ended July 2, 2009. This 10.4% increase for the 2010 period over the 2009 period of was the result of an increase of 10.0% in advertising revenues, as well as the impact of a 12.7% increase in Fathom Events revenue.

National advertising revenues of $129.3 million (including $18.8 million of beverage revenue) for the six months ended July 1, 2010 increased 8.4% from $119.3 million (including $18.3 million of beverage revenue) for the 2009 period. National advertising revenue (excluding beverage revenue) for the six months ended July 1, 2010 increased 9.4% to $110.5 million compared to $101.0 million for the six months ended July 2, 2009, primarily due a 4.3% increase in CPMs (excluding beverage revenue) and an increase in national advertising inventory utilization (excluding beverage revenue) to 85.4% from 74.9% in 2009. The increase in CPMs is due to a favorable scatter television market. The increase in utilization is due to the expansion of our client base, and also impacted by the decreases in our salable impressions of 3.4% in the first half of 2010 compared to the first half of 2009. Both CPM and utilization were adversely impacted by a decrease in the allocation of annual spending by our content partners to the latter half of 2010 as compared with 2009. The Company had a $0.5 million increase in beverage revenue, primarily due to the contracted annual 6% increase in beverage CPM, offset by a decrease in our founding member attendance of 2.8% for the six months ended July 1, 2010 as compared to the six months ended July 2, 2009. The decrease in theatre attendance resulted in a $4.6 million make-good reserve balance at July 1, 2010. The Company anticipates this reserve will be recognized as revenue in the third and fourth quarter of 2010. The make-good reserve balance at July 2, 2009 was $1.1 million.

Local advertising revenue increased $4.3 million or 17.7% to $28.6 million for the six months ended July 1, 2010 compared to $24.3 million for the six months ended July 2, 2009. The increase is due to the number of larger regional client contracts as well as increased spending by smaller businesses on advertising. Local revenue per theatre attendee in the first half of 2010 increased 28.6% to $0.09 per attendee compared to $0.07 for the first half of 2009 due to the increased sales revenue combined with a slight decrease in theatre attendance within our network of 3.4% over the comparable period in 2009.

Total advertising revenue per attendee (including beverage revenue) for the six months ended July 1, 2010 increased 14.3% to $0.48 per attendee, from $0.42 per attendee for the six months ended July 2, 2009. The increase in the advertising revenue per attendee was primarily due to the combined impact of a 10.0% increase in advertising revenue and the overall 3.4% decrease in attendance across our network.

Fathom Events revenue increased $2.9 million, or 12.7%, to $25.7 million for the six months ended July 1, 2010 compared to the 2009 period as a result of the diversification of programming categories in our Fathom Consumer business resulting in a 20.7% increase in Fathom Consumer revenue, while the Fathom Business division revenue decreased slightly compared to 2009. The total number of Fathom event sites utilized during the current six month period increased 1.7%.

Operating expenses. Total operating expenses for the six months ended July 1, 2010 were $114.0 million compared to $104.3 million for the 2009 period through July 2, 2009. The 9.3% increase in the first half of 2010 compared to the first half of 2009 was primarily the result of an increase in selling and marketing costs, which are the result of higher revenues (and related sales commissions) and expenses incurred to support the expanding advertising client base and overall increase in the size of our network, and the increase in Fathom Events operating costs which are the result of higher Fathom revenue and the mix of Fathom Consumer events and increase Fathom Consumer event sites.

Advertising operating costs. Advertising operations costs of $10.2 million for the six months ended July 1, 2010 increased 13.3% over the $9.0 million for the 2009 period. This increase was primarily the result of the payments made to our network affiliate theatre circuits pursuant to our contractual agreements for advertising revenue displayed in their theatres. This increase related primarily to the higher national advertising revenues.

Fathom Events operating costs. Fathom Events operating costs of $17.1 million for the six months ended July 1, 2010 increased 17.1% compared to $14.6 million during the 2009 period due to a 20.7% increase in Fathom Consumer events revenue and the mix of the type of events generating the revenue and the high level of variable event expenses associated with those events, as well as the increase in the number of event sites.

Network costs. Network costs of $9.7 million for the six months ended July 1, 2010 increased 5.4% compared to $9.2 million for the six months ended July 2, 2009 due primarily to personnel and other costs associated with the increase in the size of our digital network and expanding client base.

Theatre access fees. Theatre access fees were $26.3 million for the six months ended July 1, 2010 compared to $26.4 million for the comparable 2009 period. The 0.4% decrease for the first six months of 2010 versus the first six months of 2009 was primarily the result of a 2.8% decrease in founding member attendance due to a weaker theatrical film slate in the latter part of the second quarter of 2010, offset in part by the annual 5% CPM increase per digital screen. Theatre access fees are expected to increase beginning in the second half of 2010 due to the acquisition of Kerasotes by AMC as well as an expected increase related to the digital cinema implementation by our founding members.

Selling and marketing costs. Selling and marketing costs increased to $27.2 million for the six months ended July 1, 2010 compared to $24.1 million for the six months ended July 2, 2009, or an increase of 12.9%. Selling and marketing costs have increased due to increases in commissions and other personnel costs directly related to the higher total revenues for the six month period ended July 1, 2010 as compared to the 2009 period. Marketing expenses also increased to support our broader client base and expanding network as well as increases associated with our on-line business due to the increased activity in on-line sales during the first six months of 2010.

Administrative and other costs. Administrative and other costs for the six months ended July 1, 2010 were $15.2 million compared to $13.5 million for the 2009 period, an increase of 12.6% primarily due to increased personnel costs, including an increase in share-based compensation of $1.2 million, partially offset by a decrease in professional service fees in the six month period ended July 1, 2010 as compared to the six month period ended July 2, 2009, as the first half of 2009 included certain one-time costs associated with the restructuring of our nonconsolidated equity method investment.

Depreciation and amortization. Depreciation and amortization expense increased $0.8 million to $8.3 million for the first six months of 2010 compared to $7.5 million for the same period in 2009 primarily as a result of increased amortization expense recognized on additional intangible assets recorded related to activity associated with the Common Unit Adjustment Agreement. We expect full year 2010 depreciation and amortization to increase over 2009 due to the increases in amortization of the intangible assets that were recorded during 2010.

Net income. Net income generated for the six months ended July 1, 2010 was $5.8 million compared to net income for the six months ended July 2, 2009 of $8.3 million, despite the increase of 8.5% in operating income, due primarily to an increase in net interest expense. The increase in net interest expense is due to a $12.6 million increase in the non-cash charge related to the change in the derivative fair value to an expense of $6.2 million for the six months ended July 1, 2010 as compared to a $6.4 million credit for the six months ended July 2, 2009, due to the change in the fair value of an interest rate hedge associated with our senior secured credit facility due to changes in market interest rates, offset partially by lower market interest rates on the unhedged portion of our debt. The decrease in income taxes is due primarily to lower pretax income. The decrease in net noncontrolling interest is primarily due to lower income before taxes, offset by the impact of additional common membership units issued in 2010.

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, we are cautiously optimistic that the impact to our business will not be significant due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our broader national network and the related increase in salable impressions and Fathom locations. As noted previously, in the second half of 2009 and first half of 2010, we added several new affiliate theatres to our national network including: American Cinemas; Galaxy Theatres, LLC; Storyteller Theatres Corporation; Starplex Cinemas; ShowBiz Cinemas; Metropolitan Theatres Corporation and LA Live Theatre. In the second half of 2010 we will add Great Escape Theatres and in 2011 we will add Consolidated Theatres, Rave Cinemas, LLC. In total, these additions will add nearly 61.2 million new attendees on a full-year pro-forma basis, representing in excess of 580 million new salable advertising impressions. Our sales force either has integrated or will integrate these additional impressions into the advertising sales process during 2010 and 2011 and we expect that the yield on these attendees to be additive to our revenue, operating income and cash flow. We believe that the continued growth of our network will continue to strengthen our selling proposition and competitive positioning versus other national advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2010 and in 2009, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2010 and for the foreseeable future.

On May 24, 2010, a subsidiary of AMC Entertainment completed the acquisition of Kerasotes Showplace Theatres, LLC. These theatres and screens were included in our network since January 2008 under a network affiliate agreement with Kerasotes Showplace Theatres, LLC that terminated on May 24, 2010. These theatres and screens remain in our network and become part of our long-term ESA with AMC as of the acquisition date. On June 14, 2010, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued the subsidiary of AMC Entertainment membership units due to the extraordinary attendance increase created by the acquisition. The issuance of these units resulted in the Company recording an intangible asset at fair value representing the contractual rights associated with the exclusive access to the net new theatre screens and attendance associated with the acquisition. See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this document. The addition of Kerasotes to AMC Entertainment does not increase our screen count or attendance as it represents a movement from a network affiliate agreement to the ESA structure. After the Common Unit Adjustment, we expect our beverage revenue to increase and our affiliate expense to decrease, partially offset by increases in the theatre access fee and as a result our Adjusted OIBDA should increase approximately $3.5 million during 2010 and $5.0 million full year based on current attendance levels of the Kerasotes Theatres and NCM per attendee advertising sales levels.

We have begun discussions with the founding member circuits to explore a restructuring of the Fathom Events business relationship. The discussions are preliminary and we do not know how the existing relationship might be changed or if it will be changed. Any change to the Fathom Events business relationship with the founding members will require approval of our Audit Committee and a majority of our independent directors in addition to any other required approvals by our board of directors.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of July 1, 2010, our cash, cash equivalents and short-term investments balance was $55.9 million, a decrease of $35.2 million compared to the balance of $91.1 million as of December 31, 2009 and a $5.7 million decrease compared to the balance at July 2, 2009. Our net debt balances (debt balance net of cash balance) decreased $19.3 million compared to the balance at July 2, 2009.

We have generated and used cash as follows (in millions):

	Six Months Ended July 1, 2010	Six Months Ended July 2, 2009
Operating cash flow	$36.4	$49.2
Investing cash flow	$(6.3)	$(6.6)
Financing cash flow	$(67.4)	$(50.2)

•

Operating Activities. The decrease in cash provided by operating activities for the six months ended July 1, 2010 versus the six months ended July 2, 2009 was primarily due to the timing of payments for normal operating expenses as well as the timing of the collection of accounts receivable balances.

•

Investing Activities. The investing cash flows for the six months ended July 1, 2010 were consistent with the level of cash flow for the six months ended July 2, 2009 and are primarily related to capital expenditures.

•

Financing Activities. The change in financing cash flows for the six months ended July 1, 2010 versus the six months ended July 2, 2009 was primarily due to an increase in repayments on borrowings on our revolving credit agreement, due to the restructuring of the revolving credit agreement as discussed in Note 4 to the unaudited condensed consolidated financial statements. Going forward we expect to treat the revolving credit facility in a more customary manner with regular borrowings and repayments as determined by our operating needs, offset by increases in cash distributions to our founding members.

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

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are available cash distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the six months ended July 1, 2010 was $46.3 million, of which $18.0 million was NCM, Inc.’s portion. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in August 2010 of $0.18 per share (approximately $7.8 million) which will be paid on September 2, 2010. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax receivable payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2009 and incorporated by reference herein. As of July 1, 2010, there were no significant changes in those critical accounting estimates.

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

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the attendance patterns within the film exhibition industry as well as the timing of marketing expenditures by our advertising clients. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to new product releases and our advertising client’s marketing cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2008 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2008	17.0%	23.5%	29.1%	30.4%
FY 2009	19.3%	24.4%	25.1%	31.2%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% (including a 1.75% spread required by our debt agreement). For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. The current interest rates on that debt are lower than those implicit in the hedge, thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $2.6 million for an annual period on a total of $255.0 million of unhedged debt. Because each of our interest rate swaps was in a liability position at July 1, 2010, we are not currently exposed to counterparty risk related to the swaps.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of July 1, 2010, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of July 1, 2010 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 1, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Restricted Stock

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 2, 2010 through April 29, 2010	—	—	—	N/A
April 30, 2010 through May 27, 2010	—	—	—	N/A
May 28, 2010 through July 1, 2010	564	$17.06	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of covering the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 14, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC. (Registrant)

Date:	August 3, 2010	/S/ KURT C. HALL
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2010	/S/ GARY W. FERRERA
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)