Form 10-Q
period 2010-09-30
National CineMedia, Inc.
filed 2010-11-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, 54,198,197 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share and per share data)

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55.9	$91.1
Short-term investments	4.7	—
Receivables, net of allowance of $3.7 and $3.6 million, respectively	89.7	89.3
Prepaid expenses	2.0	1.6
Other assets	3.6	3.0
Prepaid income taxes	1.7	—

Total current assets	157.6	185.0
PROPERTY AND EQUIPMENT, net of accum. deprec. of $44.1 and $39.3 million, respectively	18.6	23.7
INTANGIBLE ASSETS, net of accum. amort. of $8.6 and $4.4 million, respectively	278.6	134.2
OTHER ASSETS:
Deferred tax assets, net of valuation allow. of $1.8 and $1.9 million, respectively	366.1	267.7
Debt issuance costs, net	7.8	9.2
Other investment	6.7	7.4
Other long-term assets	0.7	1.0

Total other assets	381.3	285.3

TOTAL	$836.1	$628.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	30.6	29.8
Payable to founding members under tax sharing agreement	24.2	17.6
Accrued expenses	11.2	12.9
Income tax payable	—	3.8
Current portion of long-term debt	2.4	4.3
Current portion of interest rate swap agreements	25.6	24.4
Accrued payroll and related expenses	11.9	9.3
Accounts payable	7.3	11.7
Deferred revenue	3.6	2.7
Other liabilities	0.3	0.1

Total current liabilities	117.1	116.6
OTHER LIABILITIES:
Borrowings	755.0	799.0
Deferred tax liability	70.2	53.3
Payable to founding members under tax sharing agreement	171.8	121.9
Interest rate swap agreements	62.8	30.2
Other long-term liabilities	—	0.3

Total other liabilities	1,059.8	1,004.7

Total liabilities	1,176.9	1,121.3

COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 120,000,000 shares authorized, 53,301,588 and 42,121,747 issued and outstanding, respectively	0.5	0.4
Additional paid in capital (deficit)	(383.3)	(490.2)
Retained earnings (distributions in excess of earnings)	(21.3)	(14.5)
Accumulated other comprehensive loss	(21.2)	(11.8)

Total NCM, Inc. stockholders’ equity/(deficit)	(425.3)	(516.1)
Noncontrolling interests	84.5	23.0

Total equity/(deficit)	(340.8)	(493.1)

TOTAL	$836.1	$628.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Quarter Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009
REVENUE:
Advertising (including revenue from founding members of $9.7, $28.5, $8.6 and $26.9 million, respectively)	$117.7	$275.6	$88.3	$231.8
Fathom Events	8.0	33.7	7.4	30.2
Other	—	0.1	—	0.1

Total	125.7	309.4	95.7	262.1

OPERATING EXPENSES:
Advertising operating costs	5.8	16.0	4.9	13.9
Fathom Events operating costs	5.6	22.7	4.6	19.2
Network costs	4.9	14.6	4.7	13.9
Theatre access fees—founding members	13.6	39.9	12.7	39.1
Selling and marketing costs	15.5	42.7	12.7	36.8
Administrative and other costs	8.2	23.4	5.8	19.3
Depreciation and amortization	5.0	13.3	4.0	11.4

Total	58.6	172.6	49.4	153.6

OPERATING INCOME	67.1	136.8	46.3	108.5

Interest Expense and Other, Net:
Borrowings	11.1	33.3	11.7	35.6
Change in derivative fair value	3.2	9.4	2.4	(4.0)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.6	10.1	3.0	9.3
Interest income and other	—	(0.1)	(1.8)	(2.0)

Total	17.9	52.7	15.3	38.9

INCOME BEFORE INCOME TAXES	49.2	84.1	31.0	69.6
Provision for Income Taxes	6.6	10.2	4.2	8.5
Equity loss from investment, net	—	0.7	0.4	0.4

CONSOLIDATED NET INCOME	42.6	73.2	26.4	60.7
Less: Net Income Attributable to Noncontrolling Interests	30.8	55.6	19.8	45.8

NET INCOME ATTRIBUTABLE TO NCM, INC	$11.8	$17.6	$6.6	$14.9

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.25	$0.40	$0.16	$0.35
Diluted	$0.24	$0.39	$0.16	$0.35

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,557,238	44,019,099	42,119,511	42,117,934
Diluted	48,213,905	44,585,452	42,472,700	42,338,783

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Oct. 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$73.2	$60.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	6.7	9.6
Depreciation and amortization	13.3	11.4
Non-cash share-based compensation	6.7	4.1
Accretion of interest on the discounted payable to founding members under tax sharing agreement	10.1	9.3
Net unrealized hedging transactions	9.4	(4.0)
Equity in losses from investment	0.7	(0.4)
Amortization of debt issuance costs	1.4	1.4
Other non-cash operating activities	0.6	(2.6)
Changes in operating assets and liabilities:
Receivables—net	(0.4)	29.6
Accounts payable and accrued expenses	(3.0)	(0.3)
Amounts due to founding members	1.0	1.8
Payment to founding members under tax sharing agreement	(14.4)	(13.3)
Income taxes and other	(5.0)	(3.8)
Other operating	0.3	(1.6)

Net cash provided by operating activities	100.6	101.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.6)	(5.6)
Proceeds from sale of property and equipment to founding member	3.0	—
Purchase of short-term investments	(5.7)	(2.0)
Proceeds from sale of short-term investments	1.0	—
Increase in investment in affiliate	—	(2.1)

Net cash used in investing activities	(8.3)	(9.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(24.4)	(20.5)
Proceeds from borrowings	81.0	—
Repayments of borrowings	(128.0)	(2.0)
Proceeds from founding member contributions	2.5	2.7
Distributions to founding members	(59.5)	(56.3)
Payment of offering costs and fees	(0.3)	—
Proceeds from stock option exercises	1.4	—
Repurchase of stock for restricted stock tax withholding	(0.2)	—

Net cash used in financing activities	(127.5)	(76.1)

CHANGE IN CASH AND CASH EQUIVALENTS	(35.2)	16.1
CASH AND CASH EQUIVALENTS:
Beginning of period	91.1	69.2

End of period	$55.9	$85.3

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Oct. 1, 2009
Supplemental disclosure of non-cash financing and investing activity:

Purchase of an intangible asset with subsidiary equity	$151.3	$28.5
Purchase of subsidiary equity with NCM, Inc. equity	$174.9	—
Settlement of put liability by issuance of debt	$—	$7.0
Assets acquired in settlement of put liability	$—	$2.5

Supplemental disclosure of cash flow information:
Cash paid for interest	$39.4	$29.8
Cash paid for income taxes	$8.7	$2.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 31, 2009	$(493.1)	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(59.4)	—	—	—	—	(59.4)
Subsidiary equity issued for purchase of intangible asset	151.3	—	58.9	—	—	92.4
Income tax and other impacts of subsidiary ownership changes	23.6	—	41.9	—	(2.2)	(16.1)

Issuance of shares	174.6	0.1	174.5	—	—	—
NCM, Inc. investment in subsidiary	(174.9)	—	(174.9)	—	—	—

Net impact to Consolidated Equity	(0.3)	0.1	(0.4)	—	—	—

Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(19.8)	—	—	—	(7.2)	(12.6)
Net income, net of tax	73.2	—	—	17.6	—	55.6

Total Comprehensive Income, net of tax	53.4	—		17.6	(7.2)	43.0
Share-based compensation	8.1	—	6.5	—	—	1.6
Cash dividends declared $0.52 per share	(24.4)	—	—	(24.4)	—	—

Balance—September 30, 2010	$(340.8)	$0.5	$(383.3)	$(21.3)	$(21.2)	$84.5

Balance—January 1, 2009	$(526.3)	$0.4	$(494.9)	$(13.1)	$(18.7)	—
Distributions to Members	(50.4)	—	—	—	—	(50.4)
Subsidiary equity issued for purchase of intangible asset	28.5	—	11.8	—	—	16.7
Income tax and other impacts of subsidiary ownership changes	(13.9)	—	(0.4)	—	0.4	(13.9)
Comprehensive Income :
Unrealized gain on cash flow hedge, net of tax	13.1	—	—	—	3.9	9.2
Net income, net of tax	60.7	—	—	14.9	—	45.8

Total Comprehensive Income, net of tax	73.8			14.9	3.9	55.0
Share-based compensation	4.3	—	3.4	—	—	0.9
Cash dividends declared $0.48 per share	(20.5)	—	—	(20.5)	—	—

Balance—October 1, 2009	$(504.5)	$0.4	$(480.1)	$(18.7)	$(14.4)	$8.3

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

At September 30, 2010, NCM LLC had 110,504,303 common membership units outstanding, of which 53,301,588 (48.2%) were owned by NCM, Inc., 21,452,792 (19.4%) were owned by Regal, 18,803,420 (17.0%) were owned by AMC, and 16,946,503 (15.4%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis. During the third quarter of 2010, AMC and Regal completed a common unit membership redemption and an underwritten public offering of an aggregate 10,955,471 shares of the Company’s common stock (see Note 6).

Basis	of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2009. The Company’s initial public offering (“IPO”) was completed in February 2007. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 6, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business. In addition, the Company adopted accounting guidance for noncontrolling interests effective January 2, 2009, which changed the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary. The presentation changes are reflected retrospectively in the Company’s unaudited condensed consolidated financial statements. Refer to Note 11. ASC 810 also changed the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications – Certain reclassifications of previously reported amounts have been made to conform to the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 31, 2009 contain a complete discussion of the Company’s significant accounting policies.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At September 30, 2010 there were two advertising agency groups through which the Company sources national advertising revenue that represented approximately 17% and 16% of the Company’s outstanding gross receivable balance, respectively; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

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

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company’s unrecognized tax benefits or related interest and penalties are immaterial.

During the quarter and nine months ended October 1, 2009, the Company presented the provision for income taxes including the amounts attributable to the noncontrolling interests and presented the noncontrolling interests net of its proportionate share of the income tax provision. However, after further review of ASC 740 Income Taxes, the Company determined that since NCM LLC is a pass-through entity for income tax purposes, the income tax provision for the Company should be presented only for the Company’s income tax obligation on its portion of NCM LLC’s earnings and should not include amounts calculated on the noncontrolling interests’ portion of NCM LLC’s taxable earnings. As a result, the Company has restated its Condensed Consolidated Statements of Operations to reduce its provision for income taxes by $8.1 million and $17.8 million with a corresponding increase in net income attributable to noncontrolling interests for the quarter and nine months ended October 1, 2009, respectively. The correction has no effect on net income attributable to NCM, Inc., earnings per share, nor any impact to the Condensed Consolidated Balance Sheets or on Condensed Consolidated Cash Flows from Operations.

The following is a summary of the effects of the restatement on our (a) Condensed Consolidated Statement of Operations for the quarter and nine months ended October 1, 2009; (b) Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2009; and (c) Condensed Consolidated Statement of Equity/(Deficit) and Comprehensive Income as of October 1, 2009.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
	Quarter Ended October 1, 2009		Nine Months Ended October 1, 2009
	As Previously Reported	As Restated	As Previously Reported	As Restated
Provision for Income Taxes	$12.3	$4.2	$26.3	$8.5

Consolidated Net Income	$18.3	$26.4	$42.9	$60.7

Net Income Attributable to Noncontrolling Interests	$11.7	$19.8	$28.0	$45.8

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
	Nine Months Ended October 1, 2009
	As Previously Reported	As Restated
Consolidated Net Income	$42.9	$60.7

Deferred income tax expense	$11.5	$9.6

Income taxes and other (1)	$(5.4)	$(3.8)

(1)	The as restated balance includes a $17.5 million reclassification adjustment, which partially offsets the $15.9 million correction of an error.

	CONDENSED CONSOLIDATED STATEMENT OF EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
	At October 1, 2009
	As Previously Reported		As Restated
	Consolidated	Noncontrolling Interest	Consolidated	Noncontrolling Interest
Impacts of subsidiary ownership changes	$7.6	$7.6	$(13.9)	$(13.9)

Comprehensive Income:

Unrealized gain on cash flow hedge, net of tax	$9.4	$5.5	$13.1	$9.2

Net income, net of tax	$42.9	$28.0	$60.7	$45.8

Total Comprehensive Income, net of tax	$52.3	$33.5	$73.8	$55.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Current Liabilities—For the year ended December 31, 2009, the Company presented the liability for interest rate swap agreements in a single line on its Condensed Consolidated Balance Sheet in other non-current liabilities. However, after further review, the Company determined that the current portion of the liability should be reclassified and presented with total current liabilities. As a result, the Company has restated its Condensed Consolidated Balance Sheet to reflect this classification. The correction has no effect on total assets, total liabilities, total equity/deficit, the Condensed Consolidated Statements of Operations, or the Condensed Consolidated Cash Flows from Operations.

The following is a summary of the effects of the restatement on our Condensed Consolidated Balance Sheet as of December 31, 2009:

	CONDENSED CONSOLIDATED BALANCE SHEET
	As of December 31, 2009
	As Previously Reported	As Restated
Current portion of interest rate swap agreements	—	$24.4

Total current liabilities	$92.2	$116.6

Interest rate swap agreements	$54.6	$30.2

Total other liabilities	$1,029.1	$1,004.7

Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, the revolving credit facility and other notes payable as reported in the Company’s balance sheets approximate their fair values due to their short maturity or floating rate terms, as applicable. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and our reasonability analysis to be $702.3 million and $688.8 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of the term loan was $725.0 million as of September 30, 2010 and December 31, 2009.

Other Investment— Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments – Equity Method and Joint Ventures (“ASC 323-10”) because we exerted “significant influence” over, but did not control, the policy and decisions of RMG, due to ownership of approximately 24% of the issued and outstanding preferred and common stock of RMG. During the first quarter, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG resulting in cost method accounting. At September 30, 2010, the Company’s ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG (before considering out-of-the-money warrants). The carrying amount of the Company’s investment was $6.7 million and $7.4 million as of September 30, 2010 and December 31, 2009, respectively. The investment in RMG and the Company’s share of its operating results through September 30, 2010 are not material to the Company’s financial position or results of operations and as a result summarized financial information is not presented. The fair value of the investment in RMG networks has not been estimated at September 30, 2010 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3. EARNINGS PER SHARE

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

	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Quarter Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009
Net Income Attributable to NCM, Inc. (in millions)	$11.8	$17.6	$6.6	$14.9

Weighted average shares outstanding:

Basic	47,557,238	44,019,099	42,119,511	42,117,934

Add: Dilutive effect of stock options and restricted stock	656,667	566,353	353,189	220,849

Diluted	48,213,905	44,585,452	42,472,700	42,338,783

Earnings per NCM, Inc. share:

Basic	$0.25	$0.40	$0.16	$0.35

Diluted	$0.24	$0.39	$0.16	$0.35

The effect of the 62,919,990; 61,893,473; 59,435,758 and 58,859,451 exchangeable NCM LLC common units held by the founding members for the quarter and nine months ended September 30, 2010 and the quarter and nine months ended October 1, 2009, respectively, has been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 104,490; 134,244; 804,742 and 1,180,222 stock options and 913; 3,782; 29,394 and 83,947 non-vested restricted shares for the quarter and nine months ended September 30, 2010 and October 1, 2009, respectively, owned by management (and directors) excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

4. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, which revises the existing multiple-element revenue arrangements guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. The pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010. The Company does not expect the pronouncement to have a material effect on its unaudited condensed consolidated financial statements.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2010, the FASB issued ASU 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. The purpose of these technical amendments and revisions is to eliminate obsolete terminology and revise reporting and disclosure requirements as necessary to achieve consistency between the Commission’s compliance requirements and SFAS 141(R), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51. The Company adopted this pronouncement effective August 2010 with no impact on its unaudited condensed consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited condensed consolidated financial statements.

5. INTANGIBLE ASSETS

During the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary’s acquisition of Kerasotes Showplace Theatres, LLC (the “AMC Kerasotes Acquisition”). Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC’s network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $111.5 million. During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access, in accordance with the ESA, to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network during 2009. As a result, NCM LLC recorded an intangible asset at the market value of the common membership units equal to $39.8 million. During the first quarter of 2009, NCM LLC issued 2,126,104 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and projected attendees added by the founding members to NCM LLC’s network. The Company recorded an intangible asset at the market value of the common membership units equal to $28.5 million. The Company based the fair value of the intangible assets on the market value of the common membership units issued on the date of grants, which are freely convertible into the Company’s common stock.

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement (see Note 6). The estimated aggregate amortization expense for the next twelve months is $10.1 million.

6. RELATED-PARTY TRANSACTIONS

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. The total theatre access fee to the founding members for the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009 was $13.6 million, $39.9 million, $12.7 million and $39.1 million, respectively.

Under the ESAs, the founding members are purchasing 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total revenue related to the beverage concessionaire agreements for the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009 was $9.7 million, $28.5 million, $8.6 million and $26.9 million, respectively. In addition, the Company makes payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.5 million, $5.3 million, $1.2 million and $4.7 million for the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Payments for the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009 are as follows (in millions):

	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Quarter Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009
AMC	$10.2	$20.4	$7.2	$16.0

Cinemark	9.2	16.4	5.8	12.9

Regal	11.7	22.6	9.8	21.6

NCM, Inc.	29.0	47.0	16.2	35.7

Total	$60.1	$106.4	$39.0	$86.2

The available cash payment by NCM LLC to its founding members for the quarter ended September 30, 2010 of $31.1 million, which is included in amounts due to founding members at September 30, 2010, will be made on November 29, 2010. The available cash payment by NCM LLC to its founding members for the quarter ended October 1, 2009 of $22.8 million was made on November 30, 2009.

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the nine months ended October 1, 2009, the AMC Loews payment was $0.1 million (Star Theatres). The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as NCM LLC issued common membership units to Regal, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through 2011 in accordance with certain run-out provisions. For the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009, the Consolidated Theatres payment was $1.4 million, $2.7 million, $0.9 million and $2.0 million, respectively and represents a cash element of the consideration received for the common membership units issued. The Consolidated Theatres payment of $1.4 million for the quarter ended September 30, 2010, which is included in amounts due from founding members at September 30, 2010, will be received on October 28, 2010. The Consolidated Theaters payment of $0.9 million for the quarter ended October 1, 2009 was received on October 29, 2009.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to/from founding members at September 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.4	$0.3	$0.5	$1.2

Cost and other reimbursement	—	(0.1)	(0.2)	(0.3)

Distributions payable, net	10.2	9.2	10.3	29.7

Total	$10.6	$9.4	$10.6	$30.6

Amounts due to/from founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4

Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)

Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

Other –

During the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009, AMC, Cinemark and Regal purchased $0.3 million, $1.0 million, $0.5 million and $1.4 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and included in advertising revenue.

Included in selling and marketing costs and Fathom Events operating costs is $0.4 million, $1.6 million, $0.7 million and $1.8 million for the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

Common Unit Membership Redemption –

The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2010, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units, whereby AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. The Company contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Such redemptions took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option; in each case the NCM, Inc. common stock was sold at a price to the public of $16.00 per share by AMC and Regal. The Company did not receive any proceeds from the sale of its common stock by AMC and Regal. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in consolidated net income.

The Company recorded an $83.3 million deferred tax asset for its additional ownership interest in NCM LLC to reflect the tax effected difference between the tax basis and the book basis, the majority of which will be amortized over a 15-year period for federal income tax purposes. In addition, the Company recorded an increase of $40.4 million in its long-term payable to founding members for the estimated payment to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company expects to realize as a result of the deferred tax asset, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in an additional $14.8 million deferred tax liability.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. BORROWINGS

On February 13, 2007, concurrently with the completion of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a nine year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit.

The outstanding balance of the term loan facility at September 30, 2010 and December 31, 2009 was $725.0 million. The outstanding balance under the revolving credit facility was $30.0 million at September 30, 2010 and $74.0 million at December 31, 2009. As of September 30, 2010, the effective rate on the term loan was 5.6% including the effect of the interest rate swaps (both the swaps accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.05%. The weighted-average interest rate on the unhedged revolver was 2.34%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at September 30, 2010, including the consolidated net senior secured leverage ratio. There are no cash distribution restrictions to NCM LLC’s members as long as the Company is in compliance with its debt covenants. As of September 30, 2010, our consolidated net senior secured leverage ratio was 3.4 times versus a covenant limit of 6.75 times. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of September 30, 2010, the Company had approximately $550.0 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million was transferred from Lehman Brothers Special Financing (“LBSF”) to Barclays Bank PLC (“Barclays”) in February 2010. See Note 10 for an additional discussion of the interest rate swaps.

NCM LLC, Lehman Brothers Holdings Inc. (“Lehman”) and Barclays entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, February 13, 2013.

On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest rate to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At September 30, 2010 and December 31, 2009, $2.4 million and $4.3 million, respectively, of the balance was recorded in current liabilities. Interest on the note is accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense.

8. COMMITMENTS AND CONTINGENCIES

Legal actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but initial terms range from 2-5 years, prior to any renewal periods. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $15.2 million over the remaining terms of the network affiliate agreements. For the quarter and nine months ended September 30, 2010 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	At September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:

Short-term investments	$4.7	$4.7	—	—

LIABILITIES:

Current portion of interest rate swap agreements	$25.6	—	$25.6	—
Interest Rate Swap Agreements	$62.8	—	$62.8	—

Short-Term Investments— The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. For the quarter and nine months ended September 30, 2010 there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Effective February 8, 2010, NCM LLC entered into a novation agreement with LBSF and Barclays whereby LBSF transferred to Barclays all the rights, liabilities, duties and obligations of NCM LLC’s interest rate swap agreement with LBSF with identical terms. NCM LLC accepted Barclays as its sole counterparty with respect to the new agreement. The term runs until February 13, 2015, subject to earlier termination upon the occurrence of certain specified events. Subject to the terms of the new agreement, NCM LLC or Barclays will make payments at specified intervals based on the variance between LIBOR and a fixed rate of 4.984% on a notional amount of $137.5 million. NCM LLC effectively pays a rate of 6.734% on this notional amount inclusive of the 1.75% margin currently required by NCM LLC’s credit agreement. The agreement with Barclays is secured by the assets of NCM LLC on a pari passu basis with the credit agreement and the other interest rates swaps that were entered into by NCM LLC. In consideration of LBSF entering into the transfer, NCM LLC agreed to pay to LBSF the full amount of interest rate swap payments withheld since LBSF’s default, aggregating $7.0 million, and an immaterial amount of penalty interest.

Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statement of operations. There was a $2.9 million increase and an $8.5 million increase, and a $2.1 million increase and a $4.9 million decrease in the fair value of the liability associated with the interest rate swap for the quarter and nine months ended September 30, 2010 and October 1, 2009, respectively, which the Company recorded as a component of interest expense and other, net.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarter and nine months ended September 30, 2010 was $0.3 million and $0.9 million compared to $0.3 million and $0.9 million for the same periods in 2009. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at September 30, 2010 and October 1, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described below.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

At September 30, 2010 and December 31, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$19.2	Current Liabilities	$18.3
Interest rate swap agreements	Other Liabilities	$47.1	Other Liabilities	$22.6

Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.4	Current Liabilities	$6.1
Interest rate swap agreements	Other Liabilities	$15.7	Other Liabilities	$7.6

Total derivatives		$88.4		$54.6

The effect of derivative instruments in cash flow hedge relationships on the unaudited condensed consolidated financial statements for the quarter and nine months ended September 30, 2010 and October 1, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s OCI (Pre-tax)				Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Qtr. Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009	Qtr. Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Qtr. Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009
Interest Rate Swaps	$(13.0)	$(38.9)	$(9.1)	—	$(4.7)	$(14.5)	$(4.6)	$(11.8)

There was $0.3 million and $0.9 million of ineffectiveness recognized for the quarter and nine months ended September 30, 2010, respectively. There was no ineffectiveness recognized for the quarter and nine months ended October 1, 2009.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivatives not designated as hedging instruments under ASC 815 on the unaudited condensed consolidated financial statements for the quarters and nine months ended September 30, 2010 and October 1, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax)
	Qtr. Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Qtr. Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009
Borrowings	$(1.6)	$(4.6)	$(1.8)	$(4.3)
Change in derivative fair value	(3.2)	(9.4)	(2.4)	4.0

Total	$(4.8)	$(14.0)	$(4.2)	$(0.3)

11. OWNERSHIP CHANGES

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended Sept. 30, 2010	Nine Months Ended Oct.1, 2009
Net income attributable to NCM, Inc.	$17.6	$14.9
Subsidiary equity issued for purchase of intangible asset	58.9	11.8
Income tax and other impacts of subsidiary ownership changes	41.9	(0.4)
NCM, Inc. investment in subsidiary	(174.9)	—
Issuance of shares	174.5	—

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$118.0	$26.3

12. SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280 Segment Reporting. Advertising revenue accounted for 93.6%, 92.3%, 89.1% and 88.4% of consolidated revenue for the quarters ended September 30, 2010 and October 1, 2009 and the nine months ended September 30, 2010 and October 1, 2009, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the Advertising reportable segment, the combined Fathom Events operating segments, and Network, Administrative and Unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the unaudited condensed consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended September 30, 2010 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$117.7	$8.0	$—	$125.7

Operating costs	19.4	5.6		25.0

Selling and marketing costs	12.9	2.0	0.6	15.5

Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$84.7	$0.2

Network, administrative and other costs			17.2	17.2

Consolidated Operating Income				$67.1

	Nine Months Ended September 30, 2010 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$275.6	$33.7	$0.1	$309.4

Operating costs	55.9	22.7		78.6

Selling and marketing costs	35.0	6.3	1.4	42.7

Other costs	2.1	0.6		2.7

Operating income, net of direct expenses	$182.6	$4.1

Network, administrative and other costs			48.6	48.6

Consolidated Operating Income				$136.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended October 1, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$88.3	$7.4	$—	$95.7

Operating costs	17.6	4.6		22.2

Selling and marketing costs	10.3	2.1	0.3	12.7

Other costs	0.6	0.2		0.8

Operating income, net of direct expenses	$59.8	$0.5

Network, administrative and other costs			13.7	13.7

Consolidated Operating Income				$46.3

	Nine Months Ended October 1, 2009 (in millions)
	Advertising	Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$231.8	$30.2	$0.1	$262.1

Operating costs	53.0	19.2		72.2

Selling and marketing costs	29.5	6.5	0.8	36.8

Other costs	1.9	0.6		2.5

Operating income, net of direct expenses	$147.4	$3.9

Network, administrative and other costs			42.1	42.1

Consolidated Operating Income				$108.5

The following is a summary of revenues by category, in millions:

	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009
National Advertising Revenue	$86.5	$197.0	$62.5	$163.4

Founding Member Advertising Revenue from Beverage Concessionaire Agreements	9.7	28.5	8.6	26.9

Local Advertising Revenue	21.5	50.1	17.2	41.5

Fathom Consumer Revenue	4.5	22.0	3.7	18.1

Fathom Business Revenue	3.5	11.7	3.7	12.1
Other	—	0.1	—	0.1

Total Revenues	$125.7	$309.4	$95.7	$262.1

13. SUBSEQUENT EVENTS

On November 4, 2010, the Company declared a cash dividend of $0.20 per share on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on November 18, 2010 to be paid on December 2, 2010.

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Business and Consumer Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events business are distributed primarily to theatres that are digitally equipped with our proprietary digital content network (“DCN”) technology. Approximately 93% of the aggregate founding member and network affiliate theatre attendance is generated by theatres included in our digital network.

Our management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations and revenue per location. Finally, we monitor our operating cash flow and related financial leverage (see Note 7 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met while providing adequate cash reserves.

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

(In millions, except per share data)	Quarter Ended September 30, 2010	Nine Months Ended September 30, 2010	Quarter Ended October 1, 2009	Nine Months Ended October 1, 2009
Revenue	$125.7	$309.4	$95.7	$262.1
Operating income	$67.1	$136.8	$46.3	$108.5
Adjusted OIBDA	$74.4	$156.8	$51.8	$124.0
Adjusted OIBDA margin	59.2%	50.7%	54.1%	47.3%
Net Income Attributable to NCM, Inc.	$11.8	$17.6	$6.6	$14.9
Net Income per NCM, Inc. Basic Share	$0.25	$0.40	$0.16	$0.35
Net Income per NCM, Inc. Diluted Share	$0.24	$0.39	$0.16	$0.35

Total advertising revenue ($ in millions)	$117.7	$275.6	$88.3	$231.8
Total theater attendance (in millions)	163.1	490.1	157.0	495.5
Total advertising revenue per attendee	$0.72	$0.56	$0.56	$0.47

Non-GAAP Financial Measures

Operating Income before Depreciation and Amortization (OIBDA), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (GAAP) in the United States. OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance and to forecast future results. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0 and $0.1 million for the quarter and nine months ended October 1, 2009, respectively. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which were $1.4 million, $2.7 million, $0.9 million and $2.0 million for the quarter ended September 30, 2010, the nine months ended September 30, 2010, the quarter ended October 1, 2009 and the nine months ended October 1, 2009, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010	Quarter Ended Oct. 1, 2009	Nine Months Ended Oct. 1, 2009
Operating income	$67.1	$136.8	$46.3	$108.5
Depreciation and amortization	5.0	13.3	4.0	11.4

OIBDA	72.1	150.1	50.3	119.9
Share-based compensation costs (1)	2.3	6.7	1.5	4.1

Adjusted OIBDA	$74.4	$156.8	$51.8	$124.0

Total Revenue	$125.7	$309.4	$95.7	$262.1

Adjusted OIBDA margin	59.2%	50.7%	54.1%	47.3%

(1)	Share-based payment costs are included in network operations, selling and marketing, and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter and nine months ended September 30, 2010 and October 1, 2009 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter Ended September 30, 2010 and October 1, 2009

Revenue. Total revenue of the Company for the quarter ended September 30, 2010 was $125.7 million compared to $95.7 million for the quarter ended October 1, 2009, an increase of $30.0 million, or 31.3%. The increase in total revenue was primarily the result of an increase in total advertising revenue of $29.4 million or 33.3% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) in addition to the 8.1% increase in Fathom Events revenue.

National advertising revenues of $96.2 million (including $9.7 million of beverage revenue) for the quarter ended September 30, 2010 increased 35.3% from $71.1 million (including $8.6 million of beverage revenue) for the quarter ended October 1, 2009. National advertising revenue (excluding beverage revenue) for the quarter ended September 30, 2010 increased $24.0 million or 38.4% to $86.5 million compared to $62.5 million for the quarter ended October 1, 2009. This increase was due to the continued expansion of our overall client base, an increase in the allocation to the third quarter of the annual content partner spending, and a favorable TV advertising scatter market, which contributed to an increase in inventory utilization (excluding beverage revenue) to 121.8% for the quarter ended September 30, 2010 from 96.5% for the quarter ended October 1, 2009. A 4.0% increase in advertising impressions available for sale compared to the prior year period also contributed to the increase in national advertising revenue. The higher inventory utilization and robust TV advertising scatter market contributed to a 7.6% increase in national advertising CPM’s (excluding beverage revenue). The 12.1% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to a combination of the impact of the annual contractual 6% beverage revenue CPM increase and a 5.8% increase in founding member attendance due primarily to the AMC Kerasotes Acquisition and a strong box office during the third quarter of 2010. Our make-good reserve balance of $4.2 million at September 30, 2010 increased from a balance of $0.4 million at October 1, 2009. This increase is primarily the result of an under-delivery in certain film rating categories with respect to certain advertising contracts, and the high current quarter inventory utilization resulting in a lack of available inventory to deliver all previous quarter contracts during the current quarter. The Company now expects that the majority of this reserve will be recognized as revenue in the fourth quarter of 2010.

Local advertising revenue increased $4.3 million or 25.0% to $21.5 million for the quarter ended September 30, 2010 compared to $17.2 million for the quarter ended October 1, 2009. These increases were primarily due to an increase in the number of larger regional contracts and an increase in the level of spending by smaller businesses. Local revenue per theatre attendee increased 18.2% to $0.13 per attendee for the third quarter of 2010 compared to $0.11 for the third quarter of 2009, notwithstanding the 3.9% increase in theatre attendance.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended September 30, 2010 increased 28.6% to $0.72 per attendee compared to $0.56 for the quarter ended October 1, 2009. The increase in the advertising revenue per attendee was due to the impact of the 33.3% increase in total advertising revenue, notwithstanding the 3.9% increase in theatre attendance. Excluding beverage revenue, total advertising revenue per attendee increased 30.5%.

Fathom Events revenue increased 8.1%, to $8.0 million for the quarter ended September 30, 2010 as compared to $7.4 million for the quarter ended October 1, 2009. Our Fathom Consumer events revenue increased 21.6% primarily due to additional Metropolitan Opera encore series and an increased number of concert series events during the third quarter of 2010 compared to the third quarter of 2009.

Operating expenses. Total operating expenses for the quarter ended September 30, 2010 were $58.6 million compared to $49.4 million for the quarter ended October 1, 2009. The 18.6% increase in 2010 compared to the 2009 period was primarily the result of the 35.5% increase in our advertising revenues (excluding beverage). Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $5.8 million for the quarter ended September 30, 2010 increased 18.4% over the $4.9 million for the quarter ended October 1, 2009. This increase was primarily the result of a $0.5 million increase in payments made to our advertising affiliates due to the increase in national advertising revenue (excluding beverage). The impact of significantly higher revenue was offset by a decrease of 11.0% in advertising affiliate attendance, primarily due to the AMC Kerasotes Acquisition in the second quarter of 2010, which shifted those theatres and screens from an affiliate revenue share arrangement to the theatre access fee and beverage advertising arrangement set forth in our long-term ESA agreements. Network affiliate screens represented 12.3% of total network screens for the third quarter of 2010 versus 13.9% for the 2009 period as the shift from the AMC Kerasotes Acquisition has been partially offset by the addition of new network affiliates. Also contributing to the higher costs was a $0.3 million increase in advertising supply costs, including expenses directly related to the delivery of the advertising preshow, including rolling stock supplies and other incremental expenses related to 3D advertising contracts.

Fathom Events operating costs. Fathom Events operating costs of $5.6 million for the quarter ended September 30, 2010 increased 21.7% compared to $4.6 million during the quarter ended October 1, 2009. The increase was primarily the result of an increase in content payments and other expenses directly related to the increased revenue generated by the Fathom Consumer division, combined with an increase in Fathom Business division direct event expenses including concessions and equipment rental which are variable costs that are dictated by the mix of Fathom Business events. Certain other Fathom Events operating costs, including film rentals, decreased due to the decrease in the Fathom Business division revenues.

Network costs. Network costs of $4.9 million for the quarter ended September 30, 2010 increased 4.3% from $4.7 million for the quarter ended October 1, 2009 primarily due to increased personnel costs, including incentive compensation related to the increased levels of OIBDA versus internal targets, and increased share based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010. Other operating expenses, including network maintenance and network and media operations, were at levels for the quarter ended September 30, 2010 that are consistent with those for the quarter ended October 1, 2009 despite a 2.1% increase in the total digital network screens operated to 15,721 from 15,395 in 2009 due primarily to conversion of non-digital screens by certain network affiliates.

Theatre access fees. Theatre access fees were $13.6 million for the quarter ended September 30, 2010 compared to $12.7 million for the quarter ended October 1, 2009. The 7.1% increase for 2010 versus the 2009 period was primarily the result of a 5.8% increase in founding member attendance, primarily driven by the attendance and screens added by the AMC Kerasotes Acquisition. The remaining increase was due to the annual increase in the amount per digital screen specified in the ESA.

Selling and marketing costs. Selling and marketing costs increased to $15.5 million, or 22.0% for the quarter ended September 30, 2010 compared to $12.7 million for the quarter ended October 1, 2009. Selling and marketing costs have increased primarily due to local sales commissions and other personnel costs, including incentive compensation related to sales levels in excess of internal targets.

Administrative and other costs. Administrative and other costs for the quarter ended September 30, 2010 was $8.2 million compared to $5.8 million for the quarter ended October 1, 2009, an increase of 41.4%. The increase is primarily due to increased personnel costs, including incentive compensation related to the increased levels of OIBDA versus internal targets, and increased share based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010.

Depreciation and amortization. Depreciation and amortization expense increased $1.0 million to $5.0 million for the quarter ended September 30, 2010, compared to $4.0 million for the quarter ended October 1, 2009 period, primarily as a result of increased amortization expense recognized on intangible assets added in accordance with the annual Common Unit Adjustment.

Net income. Net income generated for the quarter ended September 30, 2010 was $11.8 million, an increase of 78.8% over the $6.6 million for the quarter ended October 1, 2009. The increase was due primarily to the 44.9% increase in operating income offset by an increase in the provision for income taxes and net income attributable to noncontrolling interests. The increase in the provision for income taxes of $2.4 million to $6.6 million for the third quarter of 2010 is due primarily to higher taxable income. Net income attributable to noncontrolling interests increased $11.0 million to $30.8 million for the quarter ended September 30, 2010 due to higher NCM LLC net income partially offset by the impact of the redemption of common membership units during the third quarter of 2010 (see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document).

Nine Months Ended September 30, 2010 and October 1, 2009

Revenue. Total revenue of the Company for the nine months ended September 30, 2010 was $309.4 million compared to $262.1 million for the nine months ended October 1, 2009. This 18.0% increase for the 2010 period over the 2009 period of was the result of an increase of $43.8 million, or 18.9%, in advertising revenues, as well as the impact of a $3.5 million, or 11.6%, increase in Fathom Events revenue.

National advertising revenues of $225.5 million (including $28.5 million of beverage revenue) for the nine months ended September 30, 2010 increased 18.5% from $190.3 million (including $26.9 million of beverage revenue) for the 2009 period. National advertising revenue (excluding beverage revenue) for the nine months ended September 30, 2010 increased 20.6% to $197.0 million compared to $163.4 million for the nine months ended October 1, 2009, primarily due to an increase in national advertising inventory utilization (excluding beverage revenue) to 97.6% from 81.8% in 2009. The increase in utilization is due to the expansion of our advertising client base and a slight increase in the allocation of the annual spending by our content partners through the first three quarters of 2010 as compared to the same period in 2009. Utilization is also slightly impacted by a 1.0% decrease in our salable impressions through the third quarter of 2010 compared to the same period in 2009 due to a decrease in theatre industry attendance. In addition, the higher inventory utilization and favorable television scatter market contributed to the 6.0% increase in CPMs (excluding beverage revenue). The Company had a $1.6 million increase in beverage revenue, primarily due to the contracted annual 6% increase in beverage CPM, combined with a consistent level of founding member attendance in the nine months ended September 30, 2010 as compared to the nine months ended October 1, 2009 as the AMC Kerasotes Acquisition offset overall industry attendance declines.

Local advertising revenue increased $8.6 million or 20.7% to $50.1 million for the nine months ended September 30, 2010 compared to $41.5 million for the nine months ended October 1, 2009. The increase is due to the number of larger regional client contracts as well as increased spending by smaller businesses on advertising. Local revenue per theatre attendee for the nine months ended September 30, 2010 increased 25.0% to $0.10 per attendee compared to $0.08 for the nine months ended October 1, 2009 due to the increased sales revenue combined with a slight decrease in theatre attendance within our network of 1.1% over the comparable period in 2009.

Total advertising revenue per attendee (including beverage revenue) for the nine months ended September 30, 2010 increased 19.1% to $0.56 per attendee, from $0.47 per attendee for the nine months ended October 1, 2009. The increase in the advertising revenue per attendee was primarily due to the impact of an 18.9% increase in total advertising revenue combined with the overall 1.1% decrease in attendance across our network.

Fathom Events revenue increased $3.5 million, or 11.6%, to $33.7 million for the nine months ended September 30, 2010 compared to the 2009 period as a result of the diversification of programming categories in our Fathom Consumer business resulting in a 21.5% increase in Fathom Consumer revenue, while the Fathom Business division revenue decreased slightly compared to 2009 due to the continued impact of the soft economy as larger corporations continue to delay their marketing and employee communications spending. The total number of Fathom event sites utilized during the current nine month period increased 15.9% compared to the same period of 2009, primarily due to a 30.0% increase in the number of Fathom Consumer events held and the expansion of the Fathom Events network.

Operating expenses. Total operating expenses for the nine months ended September 30, 2010 were $172.6 million compared to $153.6 million for the 2009 period through October 1, 2009. The 12.4% increase for the nine months ended September 30, 2010 compared to the same period of 2009 was largely the result of the 20.6% increase in our advertising revenues (excluding beverage revenue).

Advertising operating costs. Advertising operations costs of $16.0 million for the nine months ended September 30, 2010 increased 15.1% over the $13.9 million for the 2009 period. This increase was primarily the result of a $1.2 million increase in revenue share payments made to our network affiliate theatre circuits related to an increase in the advertising revenue displayed in their theatres. Network affiliate attendance has decreased 8.3% as compared to 2009 due to the AMC Kerasotes Acquisition which shifted those theatres and screens from the affiliate revenue share arrangement to our long-term ESA agreement, partially offset by new affiliate theatres added to our network in late 2009 and 2010. The increase in advertising operating costs was also due primarily to an increase in advertising supply costs, including expenses directly related to the delivery of the advertising preshow, including rolling stock supplies and other incremental expenses related to 3D advertising.

Fathom Events operating costs. Fathom Events operating costs of $22.7 million for the nine months ended September 30, 2010 increased 18.2% compared to $19.2 million during the 2009 period. The increase was the result of a $2.6 million increase in content payments and other expenses directly related to the increased revenue generated by Fathom Consumer division, combined with an increase in Fathom Business division direct event expenses including concessions, contract labor and equipment rental which are variable costs that are dictated by the mix of Fathom Business events.

Network costs. Network costs of $14.6 million for the nine months ended September 30, 2010 increased 5.0% compared to $13.9 million for the nine months ended October 1, 2009 due primarily to personnel and other costs associated with the increase in the size of our digital network and expanding client base.

Theatre access fees. Theatre access fees were $39.9 million for the nine months ended September 30, 2010 compared to $39.1 million for the comparable 2009 period. The 2.0% increase for the first nine months of 2010 versus the first nine months of 2009 was the result of the annual 5.0% increase per digital screen combined with the impact from founding member attendance, which for the nine months ended September 30, 2010 has remained consistent as compared to the nine months ended October 1, 2009. Founding member attendance has remained consistent, reflecting the impact of the increase related to the AMC Kerasotes Acquisition in the second quarter of 2010, offset by slight declines in the year-to-date industry box office attendance.

Selling and marketing costs. Selling and marketing costs increased to $42.7 million for the nine months ended September 30, 2010 compared to $36.8 million for the nine months ended October 1, 2009, an increase of 16.0%. The rise in selling and marketing costs are due to increases in local sales commissions and other personnel costs, including incentive compensation, directly related to the increase in total revenues in excess of internal targets for the nine month period ended September 30, 2010 as compared to the 2009 period. Marketing expenses also increased to support our broader client base and expanding network, including our on-line and mobile platform.

Administrative and other costs. Administrative and other costs for the nine months ended September 30, 2010 were $23.4 million compared to $19.3 million for the 2009 period. The 21.2% increase in the nine month period ended September 30, 2010 as compared to the nine month period ended October 1, 2009 is primarily due to increased personnel costs, including incentive compensation related to the increased levels of OIBDA in excess of internal targets, and share based compensation expenses, related to the annual issuance of share based instruments in early 2010.

Depreciation and amortization. Depreciation and amortization expense increased $1.9 million to $13.3 million for the first nine months of 2010 compared to $11.4 million for the same period in 2009 as a result of increased amortization expense recognized on additional intangible assets recorded related to the annual and special Common Unit Adjustment. We expect full year 2010 depreciation and amortization to increase over 2009 due to the increases in amortization of the intangible assets that were recorded during 2010.

Net income. Net income generated for the nine months ended September 30, 2010 increased 18.1% to $17.6 million compared to net income for the nine months ended October 1, 2009 of $14.9 million. The increase was due primarily to the 26.2% increase in operating income offset by a $13.4 million increase in the change in derivative fair value and a $9.8 million increase in the net income attributable to noncontrolling interests. The change in derivative fair value is due to a pre-tax non-cash charge of $9.4 million for the nine months ended September 30, 2010 compared to a pre-tax non-cash gain of $4.0 million for the nine months ended October 1, 2009, due to the change in the fair value of an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. The increase of $1.7 million to $10.2 million for the nine months ended September 30, 2010 in the provision for income taxes is due primarily to higher pretax income. Net income attributable to noncontrolling interests increased to $55.6 million for the nine months ended September 30, 2010 due primarily to higher NCM LLC net income partially offset by the impact of the redemption of common membership units during the third quarter of 2010 (see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document).

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, we are cautiously optimistic that the impact to our business associated with these issues will not be significant due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our broader national network and the related increase in salable advertising impressions and Fathom live broadcast locations. As noted previously, in the fourth quarter of 2009 and nine months of 2010, we added several new affiliate theatres to our national network including: Galaxy Theatres, LLC; Storyteller Theatres Corporation; Starplex Cinemas; ShowBiz Cinemas; Metropolitan Theatres Corporation, LA Live Theatre, Great Escape Theatres and RC Theatres, and in 2011 we will add Consolidated Theatres and Rave Cinemas, LLC. In total, these additions will add nearly 46.5 million new attendees on a full-year pro-forma basis, representing in excess of 440 million new salable advertising impressions. Our sales force either has integrated or will integrate these additional impressions into the advertising sales process during 2010 and 2011 and we expect that the yield on these attendees to be additive to our revenue, operating income and cash flow. We believe that the continued growth of our network will continue to strengthen our selling proposition and competitive positioning versus other national advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2010 and in 2009, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2010 and for the foreseeable future.

On May 24, 2010, a subsidiary of AMC Entertainment completed the acquisition of Kerasotes Showplace Theatres, LLC. These theatres and screens were included in our network since January 2008 under a network affiliate agreement with Kerasotes Showplace Theatres, LLC that terminated on May 24, 2010. These theatres and screens remain in our network and became part of our long-term ESA with AMC as of the acquisition date. On June 14, 2010, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued to a subsidiary of AMC Entertainment membership units related to the extraordinary attendance increase created by the acquisition. The issuance of these units resulted in the Company recording an intangible asset at fair value representing the contractual rights associated with the exclusive access to the net new theatre screens and attendance associated with the acquisition. See Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this document. The addition of Kerasotes to AMC Entertainment did not increase our screen count or attendance as it represents a movement of the screens from a network affiliate revenue share structure to the ESA theatre access fee and beverage revenue structure, however, the term of the agreement on these screens is now lengthened from the two years remaining on the existing Kerasotes affiliate agreement to an approximate 27 year term remaining on the ESAs. We expect that the shift from the affiliate revenue share structure to the ESA structure will increase the margins associated with these screens as, after the Common Unit Adjustment, we expect our beverage revenue to increase and our affiliate expense to decrease, partially offset by increases in the theatre access fee and as a result our operating income should increase. Operating income is estimated to increase approximately $5.0 million per year based on current annual attendance levels of the Kerasotes Theatres and current NCM per attendee advertising sales levels.

We remain involved in discussions with the founding member circuits to explore a restructuring of the Fathom Events business relationship. The discussions are preliminary and we do not know how the existing relationship might be changed or if it will be changed. Any change to the Fathom Events business relationship with the founding members will require approval of our Audit Committee and a majority of our independent directors in addition to any other required approvals by our board of directors.

During the third quarter of 2010, AMC and Regal completed an underwritten public offering of an aggregate 10,955,471 shares of the Company’s common stock. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document. As a result, the Company recorded a net step-up in tax basis related to the investment in NCM LLC of $68.5 million, which we expect will increase our deferred income tax expense by approximately $1.5 million for the remainder of 2010 based on an estimated tax rate of 40%. In addition, we expect the accretion of interest on the discounted payable to founding members to increase approximately $0.9 million for the remainder of 2010. The Company’s increased ownership percentage in NCM LLC as a result of this redemption is expected to proportionally reduce net income attributable to noncontrolling interests and increase net income attributable to NCM, Inc.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 30, 2010, our cash, cash equivalents and short-term investments balance was $60.6 million, a decrease of $30.5 million compared to the balance of $91.1 million as of December 31, 2009 and a $26.7 million decrease compared to the balance at October 1, 2009. In addition, we had access to an additional $50.0 million on our revolver as of September 30, 2010 for a total liquidity position of $110.6 million. This decrease in net cash balances relates primarily to a repayment of our revolving credit balance due to the restructuring of the Lehman portion of the revolving credit balance as discussed further in Note 7 to the unaudited condensed consolidated financial statements contained elsewhere in this document. Our net debt balances (debt balance net of cash, cash equivalents and short-term investment balance) decreased $20.3 million compared to the balance at October 1, 2009.

We have generated and used cash as follows (in millions):

	Nine Months Ended September 30, 2010	Nine Months Ended October 1, 2009
Operating cash flow	$100.6	$101.9

Investing cash flow	$(8.3)	$(9.7)

Financing cash flow	$(127.5)	$(76.1)

•

Operating Activities. The slight decline in cash provided by operating activities for the nine months ended September 30, 2010 versus the nine months ended October 1, 2009 was primarily due to the timing of payments for income taxes and taxes due under the tax sharing agreement, and normal operating expenses as well as the timing of the collection of accounts receivable balances.

•

Investing Activities. The investing cash flows for the nine months ended September 30, 2010 decreased compared to the level of cash flow for the nine months ended October 1, 2009. The decrease is a combination of the level of capital expenditures, which are offset by the proceeds from the sale of fixed assets, and the use of cash to purchase short term investments consistent with our investment policy.

•

Financing Activities. The change in financing cash flows for the nine months ended September 30, 2010 versus the nine months ended October 1, 2009 was primarily due to an increase in repayments on borrowings on our revolving credit agreement, due to the restructuring of the revolving credit agreement as discussed in Note 7 to the unaudited condensed consolidated financial statements. Consistent with the activity in the second and third quarters of 2010, we expect to treat the revolving credit facility in a customary manner with regular borrowings and repayments as determined by our operating needs. In addition, due to our increase in dividend per share authorized by our Board of Directors in 2010, we have additional cash disbursements for dividends in 2010 as compared to 2009.

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

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the nine months ended September 30, 2010 was $106.4 million, of which $47.0 million was distributed to NCM, Inc. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in November 2010 of $0.20 per share (approximately $10.8 million) which will be paid on December 2, 2010. The Company expects the available cash distributions to NCM, Inc. to increase proportionally with the increase in its ownership percentage in NCM LLC due to the redemption of units by two of NCM LLC’s founding members in the third quarter of 2010. See Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2009 and incorporated by reference herein. As of September 30, 2010, there were no significant changes in those critical accounting estimates.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document.

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

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the attendance patterns within the film exhibition industry as well as the timing of marketing expenditures by our advertising clients. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2008 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2008	17.0%	23.5%	29.1%	30.4%
FY 2009	19.3%	24.4%	25.1%	31.2%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated by reference herein. The current interest rates on that debt are lower than those implicit in the hedge, thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $2.6 million for an annual period on a total of $255.0 million of unhedged debt. Because each of our interest rate swaps was in a liability position at September 30, 2010, we are not currently exposed to counterparty risk related to the swaps.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2010, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 30, 2010 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

1.1	(1)	Underwriting Agreement dated as of August 12, 2010, by and among National CineMedia, Inc., National CineMedia, LLC, American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Regal CineMedia Holdings, LLC and Credit Suisse Securities (USA) LLC (as Representative of the Several Underwriters).

3.1	(2)	Amended and Restated Certificate of Incorporation.

3.2	(3)	Amended and Restated Bylaws.

10.1	(4)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., and Regal CineMedia Holdings, LLC and National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 1.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 13, 2010.
(2)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(4)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date:	November 5, 2010	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2010	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)