Form 10-K
period 2010-12-30
National CineMedia, Inc.
filed 2011-02-25
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Based on the closing sales price on July 1, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $730,910,371.

As of February 22, 2011, 54,962,822 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 30, 2010 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

In this document, unless the context otherwise requires:

•	“NCM, Inc.,” “ the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC;

•

“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005, and is the current operating company for our business, which NCM, Inc. acquired an interest in, and became a member and the sole manager of, upon completion of our initial public offering, or “IPO,” which closed on February 13, 2007;

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes Showplace Theatres, LLC and American Multi-Cinema, Inc., which became party to an amended and restated exhibitor services agreement, or “ESA,” with NCM LLC upon completion of the IPO;

•

“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of the IPO; and

•

“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which became party to an amended and restated ESA with NCM LLC upon completion of the IPO.

Item 1.	Business

The Company

NCM, Inc., a Delaware corporation was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary NCM LLC, but has no business operations or material assets other than its cash and ownership interest of approximately 48.3% of the common membership units in NCM LLC as of December 30, 2010. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., hold the remaining 51.7% of NCM LLC’s common membership units. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specific management services to NCM LLC.

NCM LLC has long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other theatre operators whom we refer to as network affiliates. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theatres, subject to limited exceptions, to sell advertising and to sell and distribute entertainment programming and meeting and communication services through our Fathom Events division.

Description of Business

Overview

We operate the largest digital in-theatre media network in North America. We sell and produce advertising pre-shows and Fathom business and consumer entertainment events that we distribute across our digital content network (“DCN”) and live digital broadcast network (“DBN”) utilizing our proprietary digital content software (“DCS”). We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute several versions of a branded pre-feature entertainment and advertising program called “FirstLook” on theatre screens and advertising programming on our lobby entertainment network (“LEN”). We also sell other forms of advertising and promotions in theatre lobbies. For the year ended December 30, 2010, advertising accounted for 88.7% of our total revenue.

•

Fathom Events and Other: We produce, market and distribute entertainment programming through our Fathom Consumer division and multi-site corporate communication and marketing events through our Fathom Business division to theatres across our DCN (for pre-recorded events) and DBN (for both live and pre-recorded events). Our Fathom Business division also facilitates business meetings, church services, and corporate marketing/communication events in individual movie theatres throughout our theatre network. For the year ended December 30, 2010, Fathom Events accounted for 11.3% of our total revenue.

We believe that the reach and digital delivery capability of our network provide an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis, and for corporations to market to their customers and communicate with their employees. As of December, 30, 2010, our network is currently located in 47 states and the District of Columbia and covers all of the top 25, as well as 49 of the top 50 and 97 of the top 100, Designated Market Areas®, or DMAs®, and 170 DMAs® in total. DMA® is a registered trademark of Nielsen Media Research, Inc. As of December 30, 2010, our Fathom Events DBN network is located in all 50 states and the District of Columbia and covers all top 50 DMAs® and 162 DMAs® in total. During 2010, approximately 678 million patrons attended movies shown in theatres currently included in our advertising network. As of December 30, 2010, we had a total of 17,302 screens in our advertising network, 16,003 of which are digital, and 863 screens in our Fathom DBN. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 30, 2010)

	Advertising Network				Fathom Events DBN
	Theatres	Digital Screens	Total Screens	% of Total	Digital Screens
Founding Members (1)	1,150	14,228	14,997	86.7%	678
Network Affiliates	226	1,775	2,305	13.3%	185

Total (2)	1,376	16,003	17,302	100.0%	863

(1)	Includes AMC Kerasotes

(2)	Excludes Consolidated Theatres and Rave Cinemas, LLC as discussed below

On April 30, 2008, Regal acquired Consolidated Theatres. As of December 30, 2010, Consolidated Theatres operated 28 theatres with 399 screens. In accordance with the ESA, these theatres will become part of our network in mid-2011 once the existing cinema advertising agreement terminates. Prior to these screens joining our network, in exchange for the issuance of new NCM LLC units as defined in the Common Unit Adjustment Agreement, Regal will make a cash payment to us that represents an estimate of Operating Income Before Depreciation and Amortization (“OIBDA”) that would have been generated from these screens had they been part of our network.

During 2010 we entered into a multi-year network affiliate agreement with Rave Cinemas, LLC (“Rave”). As of December 30, 2010, Rave operated 33 theatres with 475 screens. The Rave screens, which were acquired from National Amusements, are subject to the run-out of certain pre-existing contractual obligations for on-screen advertising and will become part of our advertising network in mid-2011.

We expect our digital network to continue to expand through the addition of new theatres pursuant to agreements with new network affiliates and net increases in the number of screens built or acquired by the founding members of NCM LLC.

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making of” and other entertainment content provided by our content partners. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions for each movie rating that are customized with the theatre circuits branding and a version called FirstLook Play designed for a young audience and played generally before “G” rated animated films. In April 2010, we began delivering our first 3D advertising campaigns; 3D ads are placed in a 3D pod that runs at the end of the FirstLook program prior to 3D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media and entertainment companies that we refer to as content partners. Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally two years) to buy a portion of our advertising inventory at a specified CPM (defined below). The original content produced by these content partners typically features behind-the-scenes interviews with producers, directors and actors or “making-of” segments relating to feature films, upcoming broadcasts or cable television shows. In addition, we have an exclusive cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during the showing of the feature film.

National advertising is sold on a CPM (cost per thousand) impressions basis, while local advertising is sold on a per-screen, per-week basis. While we generally sell our network as a national network by movie rating or groups of ratings, we also have the ability to sell portions of our network on a regional basis or by individual movie or movie genre grouping, offering national advertisers a way to target specific audience demographics, at various price points and overall cost levels, which expands the number of potential clients.

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

Following the conclusion of the digital carousel, the branded FirstLook pre-show commences. FirstLook and FirstLook Play were created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating full-motion local and national advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA or series of DMAs. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national advertisements. Both segment two and segment one include a two and one-half minute entertainment content segment provided by our content partners, along with national advertisements which are generally 30 or 60 seconds, including a 60 second advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and eight minutes, respectively, before the advertised show time.

In April 2010, we began selling 3D advertising that runs prior to select 3D films. The 3D advertisements are placed at the end of the 2D portion of the FirstLook pre-show, in front of feature film trailers (primarily 3D) and the 3D feature film. These 3D ads provide advertising CPMs that have an average 50% to 100% higher than average 2D pricing due to the improved recall (based on third-party research) associated with those 3D ads. Theatre patrons are prompted to put their glasses on prior to the 3D portion of the FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3D feature film. This structure is designed to provide a better theatre patron experience.

Approximately 92% of our total screens are part of our DCN representing approximately 94% of our total network attendance. As of February 15, 2011, approximately 2,800 of our 16,000 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The non-digital screens display national advertisements on 35 mm film or “rolling stock” and local advertisements using slide carousels.

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

The FirstLook program also includes time slots for founding member and network affiliate advertisements to promote various activities associated with the operation of the theatres, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service or products sold in the theatre. This time is provided by us to the theatre operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 11 minutes of show time, and the remainder placed at our discretion. We may move the placement of the theatre operator advertisements up to one minute further from the advertised movie show time if we sell additional advertising units to third parties that precede the founding member advertisements.

Currently, under the ESAs the last 60 seconds of the FirstLook program is sold to all of our founding members. Prior to 2008, 90 seconds had been sold to all of our founding members. During 2008 the founding members renegotiated their agreements with their beverage supplier and as a result the on-screen beverage advertising was reduced to 60 seconds and NCM began to sell the other 30 seconds to other clients. This time is used to satisfy the circuits’ on-screen advertising commitments under their beverage concessionaire agreements. This time is priced on an agreed CPM, which increases each year as specified in the ESA.

The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires, and the agreements with our content partners and the cell phone PSA combined represented approximately $115.0 million or 27% of our total revenue for the year ended December 30, 2010.

Lobby Network and Promotions

Lobby Entertainment Network. Our LEN is a network of television and high-definition plasma screens strategically located throughout the lobbies of a majority of our digitally equipped theatres. As of December 30, 2010, our LEN had 2,656 screens in 1,200 founding member and network affiliate theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. Our LEN programming has the same programming flexibility as the FirstLook on-screen programming. The LEN is currently displaying the same program simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for founding member advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator, vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding member at no cost and one minute of which the founding member may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call strategic programs.

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

Branded Entertainment Websites and Mobile Applications

In 2009, we launched our branded consumer entertainment website, ncm.com, and updated our FathomEvents.com website and launched our online advertising network. In 2010 we launched our first two mobile apps, Movie Mystic and Movie Night Out and launched a new website movienightout.com. Our websites and apps are meant to be an extension of our FirstLook pre-show in order to expand our advertising reach to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. As part of our online advertising network strategy, we are developing and operating our websites and mobile apps through our existing media production and technology group and selling the advertising on our advertising network primarily through our existing sales forces and believe that additional revenue can be developed with limited incremental investment and operating costs. We will employ several marketing strategies to drive traffic to our websites and promote the download of our apps including placing ads within our FirstLook pre-show. As of December 30, 2010, our online advertising network included approximately 43 entertainment websites, (including our 100% owned sites), with approximately 56 million unique visitors monthly. This vertically integrated online ad network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from NCM’s sales infrastructure and the integration and bundling with NCM’s in-theatre network.

Fathom Events

Our Fathom Events business focuses on the marketing and distribution across our digital network of live and pre-recorded entertainment programming to consumers and meeting and communication services to businesses. We believe our network provides a highly attractive high-definition distribution network to content owners to be used for individual programs or program series and also creates promotional opportunities for national brands through event sponsorships. Our Fathom Consumer events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In 2010 we distributed our first ever live 3D event in select theatres. Event content is broadcast live over our DBN or on a pre-recorded basis over both our DBN and DCN and may be encrypted for piracy protection. As of December 30, 2010, our network has the capability to deliver:

•	live high definition or “up-converted” standard definition content to 863 screens with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all of our 16,003 digital screens on our DCN network.

We advertise our Fathom Consumer entertainment events either through a digital trailer shown after FirstLook or advertisements during FirstLook using designated slots and/or unsold advertising inventory, on lobby posters, on our LEN, our various websites and apps and in some cases through radio trade-outs or paid media in select publications. We have developed content and cross-marketing relationships with several live content promotion companies and other owners of entertainment content. We believe that these partnerships and other new relationships that we are establishing will provide us with a consistent supply of programming as a Fathom relationship provides additional marketing channels for bands, promoters and content owners. We had several successful live events, including the New York Metropolitan Opera (“Met”), Bill O’Reilly and Glenn Beck’s Bold and Fresh Tour, A Prairie Home Companion, Glenn Beck’s Broke, DCI Live and The Big Four concert, to name a few of the over 70 events we held during 2010, a 25% increase over the number of 2009 events.

Our Fathom Business division facilitates live and pre-recorded networked and single-site business meetings, corporate events and church services in movie theatres. These events are typically, but not exclusively, scheduled from Monday through Thursday during off-peak hours when theatre attendance for movies is traditionally low. Clients can also communicate on a live basis to audiences located in auditoriums connected to our DBN locations. As of December 30, 2010, there were 863 screens connected to our DBN for our corporate marketing events. At all of our DCN locations, in-person presentations can be made or pre-recorded content can be distributed over our DCN and presented as part of a national presentation. All content can be encrypted to protect against piracy. Our business communications and marketing events enhance the educational, entertainment and promotional value of a presentation by utilizing the big screen, high-resolution digital projection and audio all in front of comfortable stadium seating. Our network also facilitates large networked meetings in multiple locations across the U.S. We are able to offer our corporate clients a single point of contact and standardized pricing across our network, which dramatically increases the efficiency of booking multi-location events. We promote our Fathom Events divisions throughout the theatre, on the internet and through other select media outlets such as trade publications. We held corporate communications and marketing events in over 8,800 theatre locations during 2010 (a 9.9% decrease compared to 2009), including events with several Fortune 1000 companies and worship services with over 200 religious organizations.

Sales and Marketing

In-Theatre Advertising. We sell our in-theatre and online advertising products and event sponsorships through our national and local sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

We currently have 32 advertising sales related personnel (including management and sales support staff) within our national sales group. During 2010, approximately 44% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets, with commissions or bonuses shared across the entire team in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our regional sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of approximately 117 screens. Their responsibility is to sell cinema advertising to direct local clients as well as larger regional advertisers. During 2010, approximately 76% of the compensation for local sales staff was based on an individual’s sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. For example, in 2011 we expect to hire 16 additional local sales personnel in conjunction with the Rave and Consolidated Theatre screens joining our network during the year. We currently have 154 sales personnel (including management and sales support staff) within our local and regional sales groups that generally work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local (including regional) advertising revenue by expanding the number of clients and product categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients. We aggressively market and sell directly to clients as well as advertising agencies. We also on occasion place advertising in national trade publications, and from time to time have commissioned third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, we believe that we are capturing increasing market share from traditional advertising media platforms such as broadcast TV by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. We currently have 31 personnel based in New York and Denver that focus on the marketing, research and public relations aspects of our advertising business.

Fathom Events. As of December 30, 2010 we have a staff of 25 (including management) that is dedicated to sales and a staff of 6 that market our Fathom Events business. In fiscal 2010, we facilitated approximately 8,800 Fathom Business sites (a decrease of 9.9% over 2009), and held 74 Fathom Consumer events (an increase of 25% over 2009) attended by approximately 1,900,000 patrons (an increase of 6% over 2009). The Fathom Business services are marketed primarily through trade publications, on the internet and attendance at various trade shows. Fathom Consumer events are marketed primarily using designated and unsold inventory in the FirstLook pre-show, trailers after FirstLook, one sheets and other marketing materials in theatre lobbies, through our websites and apps and internet sites of our programming partners and other cross marketing activities including radio and cable TV advertising.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the highest possible cinema quality presentation for the creation of the FirstLook, LEN presentations and all of our other in-theatre marketing products, associated with our Fathom businesses. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show, Fathom Events and our internet sites and mobile apps, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients, build and retain relationships with network affiliates and market our Fathom events. We provide a full spectrum of 2D services and in 2010 began 3D production and post-production services to our advertising clients on a per contract fee basis, including audio enhancements, color correction and noise reduction. While most of the content we receive from our clients is high definition, as part of our post-production process we “up-convert” any standard definition content that we receive to high-definition format and quality cinema surround sound, ensuring a high quality, high impact presentation of our clients’ content and advertisements. Our expertise and experience in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television thus optimizing their original investment for the big-screen presentation. We also offer creative and production services to our clients (primarily local), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising. During 2010 we produced over 60% of the local advertisements that played across our networks. Additionally, our media and creative services ensure the consistent image and sound quality of the pre-feature and event content distributed over our network, which we believe has a positive impact on the audience reaction to and recall of our content and advertisements, as well as the overall quality of movie-goers’ experience. Our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver high-quality cinema advertising and live and pre-recorded Fathom events to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than 35 mm “rolling stock” historically used in cinema advertising. Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, movie rating or movie and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network utilizing several carriers, is used to distribute our FirstLook and FirstLook Play content to 16,003 screens, 1,229 theatres and over 3.4 million seats. Our DBN satellite network is used to support our live Fathom events by broadcasting live feeds to over 860 screens in over 600 theatres and more than 217,000 theatre seats.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help ensure uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to theatres over a large footprint. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the in-theatre management systems are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors approximately 61,000 in-theatre hardware devices and more than 319,000 alarm points on the network.

Through our NOC, we have access to and can monitor and initiate repairs to the equipment in our entire digital network of theatres. Our NOC operates 24 hours a day, seven days a week. Digital content is uploaded from our NOC and distributed through the DCN to theatres in advance of playback. The content is delivered via multicast technology to all theatres in our network and received by our theatre management system where it is held until displayed in specified theatre auditoriums according to its contract terms. Each theatre auditorium has a client-server architecture that controls the content to be shown in the auditoriums or over the LEN in the theatre lobby. After the theatre management system receives digital content, confirmation of content playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

In 2009, we began the transition of our production capabilities to the new digital cinema platform, including the ability to distribute and display 3D advertising and events. As part of this effort, our capabilities are being expanded to encode digital content files for the digital cinema standard (JPEG 2000). The industry rollout of the digital cinema projectors and servers for feature films began to accelerate in 2010 when the Digital Cinema Integration Partners (“DCIP”) financing was completed by our three founding member theatre circuits. In order to provide for the connection of the new higher quality digital cinema equipment to our advertising and Fathom networks, we agreed to an amendment of the ESAs that will increase our founding member theatre access fee over time as the digital cinema system is connected to our advertising network. These new systems will not only provide higher quality 2D images, they will also expand our capability to provide 3D advertising and 3D live and pre-recorded events. It is expected that over the next 24 to 36 months the vast majority of our founding member screens will be equipped with the new digital cinema equipment. These founding member installations, combined with the digital cinema installations of our network affiliates, are expected to provide an enhanced digital cinema presentation for approximately 90% of NCM’s approximately 678 million annual theatre attendees. As of February 15, 2011 we had approximately 2,800 screens within our digital network that were connected to digital cinema projection equipment.

Other Out-of-Home Networks

In 2007, we invested in IdeaCast, Inc. (“IdeaCast”), a distributor of video advertising to health clubs and airlines. In 2009, the assets of IdeaCast were acquired through a debt restructuring and contributed to another digital adverting company, resulting in NCM LLC owning a minority interest in the new combined company called RMG Networks, Inc. (“RMG”). RMG operates networks that distribute advertising to out-of-home venues including fitness centers, health clubs, coffee shops, and drug stores throughout the U.S. and certain airlines. Our investment in RMG is meant to provide an incubation platform for other out-of-home digital advertising networks while our management team focuses on maximizing the growth opportunities associated with our core theatre advertising and Fathom Events businesses. As the digital out-of-home sector continues to consolidate we believe that out-of-home targeted advertising networks like RMG will grow in importance to major advertisers and agencies and thus garner increasing market share of advertising spending, providing a potential future growth engine for NCM as our cinema advertising business matures.

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that the geographic reach and market coverage of our national advertising network allows for effective targeting of marketing messages to a large, young and affluent audience that delivers measurable results, yielding a superior return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S. The following are the key competitive strengths of our advertising business:

•

Extensive National Market Coverage. Our contractual agreements with our founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising nationwide which we distribute using our advertising network. As of December 30, 2010, our advertising network included 16,003 digital screens (14,228 operated by our founding members) and 17,302 screens in total (14,997 operated by our founding members) located in 1,376 theatres (1,150 operated by our founding members) in 47 states and the District of Columbia. The total advertising network theatre attendance was approximately 637 million during 2010 (564 million from our founding members), which represented a 4.5% decrease from 2009. Our network represented approximately 48% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen. At December 30, 2010, the average screens per theatre in our network was 12.6 screens, 1.5 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2010 was 37,378, versus the U.S. theatre industry average attendance per indoor screen of 36,642, using metrics reported by the National Association of Theatre Owners (“NATO”). In addition, as of December 30, 2010, our advertising network had theatres in the largest U.S. markets, including all of the top 25, as well as 49 of the top 50, U.S. DMAs®, and 170 DMAs® in total. As of December 30, 2010, approximately 75% of our screens (77% of our attendance) are located within the top 50 U.S. DMAs® and approximately 35% of our screens (40% of our attendance) are located within the top 10 U.S. DMAs®. At the end of 2010, theatres within our advertising network represented nearly 70% of the total theatre attendance in theatres that showed national advertising in both the top 10 and top 25 U.S. DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets. We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by existing network affiliates. In addition, under the terms of the ESAs and Common Unit Adjustment Agreement all new theatres built or acquired (subject to existing advertising sales agreements) by our founding members will become part of our network. This expansion will continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums. Over the next 24 to 36 months, we expect the vast majority of our network in our founding member theatres and certain network affiliates will be connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3D advertising throughout our network.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility to distribute content to our entire audience, or to specific theatres, geographic regions, or demographic groups based on film title, film rating category or film genre grouping. As a result, our clients can deliver a targeted advertising message utilizing high quality sight, sound and motion across our entire national network or various parts of our network. Also, our technology shortens distribution lead times, reduces our client’s operating costs and enables us to respond quickly to client requests to change advertising content.

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to a Nielsen Cinema Audience Report study conducted in the second quarter of 2010, typical movie-goers are young, with 48% between the ages of 12-34. These moviegoers are affluent, with a mean household income of over $77,000 compared to a national mean of approximately $70,500; and well-educated, with 33% of the head of these households having a Bachelor’s degree or higher compared to 29% of the general 12-34 year old population, according to the GfK MRI TwelvePlus Study. We believe that this demographic is highly coveted by advertisers and is far more effectively reached in cinema than most traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the “big screen,” including a high quality visual presentation, and digital surround sound presented in a distraction-free engaged theatre environment. According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates. Cinema advertising is one of the few media platforms that the viewer does not have the ability to skip or turn off. We believe that the impact of our on-screen advertising (representing 80% of our total advertising revenue) presentation will be further enhanced by the new digital cinema equipment currently being installed in our network theatres.

•

Superior Audience Measurability. We receive weekly attendance by film, by rating and by screen for 100% of NCM LLC’s founding member theatres and the majority of the theatres operated by our network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also obtain third-party research that provides us with the percentage of the total attendance that is in their seats at various times prior to the advertised show time so that we can properly reflect the reduced audience size that is viewing advertisements of our national advertising clients who buy inventory in segment two of the FirstLook pre-show. We believe this ability to provide advertisers with audience size and demography for nearly 100% of our theatre attendance gives us a distinct competitive advantage over traditional media platforms that are based on significant extrapolations of a very small sample of the total audience. We work closely with third-party research companies to measure the recall, likeability, and brand message of our FirstLook pre-show and specific advertisements, allowing advertisers to determine the effectiveness of their advertisements.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature programs, FirstLook and FirstLook Play, provide a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. In fact, our research has indicated that the percentage of theatre patrons who had a negative impression of our pre-show has dropped from approximately 25% in 2003 when our pre-show was launched to approximately 4% in 2010 and audience favorability to our pre-show has nearly tripled. We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. This strategy provides more original content for the audience and more impact for the advertiser. We have also designed the FirstLook programs with separate local and national “pods” to ensure that advertisements of similar production quality are shown together. In addition, in 2010 we began to produce a 3D segment of the FirstLook. Also, our relationships with our content partners provide high quality entertainment content that is dispersed throughout the show. In addition to providing a high quality pre-show, the multi-year contracts with our content partners, our cell phone courtesy PSA and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant up-front revenue commitment, accounting for 27% of our total revenue for the year ended December 30, 2010. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message. Our chief creative officer and other creative personnel assist our clients in the production of more cinematic advertisements and content. This combined with the design of the FirstLook pre-shows and our distribution technology ensures that all advertisements end approximately at the advertised show time, which we believe will continue to result in improvements in the entertainment value and marketing effectiveness of the FirstLook and FirstLook Play pre-shows.

Integrated Marketing Products

In addition to providing on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various in-lobby, online marketing and Fathom Event sponsorships. According to Nielsen Media Research studies conducted between first and third quarter of 2010, movie patrons spend, on average, approximately 10 minutes in the theatre lobby (before, during and after the last movie that they saw in the theatre). Our in-lobby marketing programs include advertisements displayed on television or high-definition plasma screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. Our online marketing includes advertisement placement on our ncm.com, FathomEvents.com, and movienightout.com websites and on our Movie Mystic and Movie Night Out mobile apps, and throughout websites that are part of our online advertising network that as of December 30, 2010 includes over 43 entertainment websites (including our 100% owned sites) with approximately 56 million monthly unique visitors. By integrating our in-lobby, online and Fathom Events marketing products with on-screen advertising, patrons are exposed to consistent marketing messages through multiple touch points during the entire movie-going experience from choosing a film online through the subsequent viewing of the film in the theatres. Also, by integrating on-screen advertising with our in-lobby, online and Fathom Events marketing programs, we believe our advertisers can extend the exposure for their brands and products and create an interactive “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising. Our chief creative officer, other creative personnel and our marketing team assist advertisers in creating entertaining, fully integrated online and cinema marketing campaigns with maximum impact.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable. Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. The flexibility of our DCS is an integral part of our DCN as it allows us to create different versions of FirstLook and FirstLook Play that can be distributed by theatre, region, film, film genre group or film rating category. Our technology also provides the ability to electronically change advertisements from our Denver NOC as required by advertising clients, which shortens lead times, provides increased flexibility to change messages or target specific audiences, facilitate two-way interaction amongst participants attending meetings in our auditoriums and significantly reduces the cost as compared to distributing advertisements on 35 mm film. Our NOC, DCS and other network software provide us with the capability to directly monitor in-theatre network devices and various maintenance alarm technology within our theatre network on a real-time 24/7 basis, providing high network reliability and timely reporting as required by our advertising clients. As of December 30, 2010, we were monitoring approximately 61,000 network devices and more than 319,000 alarm points within our digital network. Our digital content system currently plays over 3.4 million digital content files per day through our DCS and other network technologies that are part of our DCN. Given the scalability of our NOC and distribution technology, we have increased the number of devices and alarm points with minimal additional expenditures and expect to benefit from this scalability in the future as we add new theatres operated by our founding members and from existing network affiliate relationships and the addition of new network affiliate circuits. During 2010 we also began to install in select theatres a new device that we created (and have applied for patent) to monitor sound levels in theatre auditoriums and report any variations from pre-set standards to our NOC. We believe that this is the first time that sound levels have been monitored by a media network at the point of consumer consumption. This provides us with an additional value proposition for our advertising clients versus TV and other competing media networks. While our network capabilities are now primarily used within the current theatre environment, we believe they could be easily adapted to the new digital cinema equipment being installed in theatres within our network as well as other out-of-home environments.

Strong Operating Margins with Limited Capital Requirements

Our annual adjusted OIBDA margins have been consistently strong, ranging from 50% to 52% over the last three years. See “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of adjusted OIBDA margin and the reconciliation to operating income. In addition, our founding members and their DCIP joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment. Due to the network equipment investments made by our founding members and DCIP joint venture in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. We are in the process of integrating our DCS with the new digital cinema projection equipment being installed by our founding members and certain network affiliates. While this integration is not expected to increase our capital expenditures significantly, we will be contributing to a portion of the increased operating expenses associated with the higher quality digital cinema equipment primarily with maintenance and higher cost projector bulbs used by that new digital cinema equipment. As we believe that there will be opportunities to increase our advertising and Fathom revenue through access to these higher quality digital cinema projectors, we do not anticipate that the higher operating costs will significantly impact our OIBDA growth. The combination of our strong operating margins and our limited capital expenditures has allowed us to generate significant unlevered free cash flow (defined as operating income (or loss) plus depreciation and amortization and minus capital expenditures) before distributions to NCM LLC’s owners. In the year ended December 30, 2010, our capital expenditures were $10.6 million, of which $3.3 million related to investments in network equipment to add new network affiliate theatres. We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue growth opportunities and make dividend payments to our stockholders.

Unique Combination of Management Competencies

Our management team has a unique combination of competencies and experience in advertising sales and marketing, digital media production and post-production, theatre operations and digital network design and operations. The majority of our senior management team was assembled during the formation of RCM, one of NCM LLC’s joint predecessor companies, in early 2002 and thus has worked together for several years building our business. Our senior management has many years of experience in their respective areas of expertise. We believe that this experience and unique combination of competencies can be leveraged effectively across our existing asset base and technology infrastructure, creating significant operating efficiencies, growth opportunities and high returns on invested capital.

Dividend Policy

Our dividend policy is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Our Strategy

We believe that the digital evolution of the media business and our unique asset base and combination of management competencies will provide us with an opportunity to become a new breed of powerful national digital media network that will gain market share within the broader media marketplace. Our primary strategic initiatives are to:

Expand Our Geographic Coverage and Reach

We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that NCM LLC’s founding members buy or build and through the establishment of additional network affiliate agreements with other theatre circuits. The ESAs require that all founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units. Since our February 2007 IPO the founding members have added 910 net new screens to our network. This excludes the 2010 acquisition of certain Kerasotes theatres by AMC and Regal as they were already a part of our network through network affiliate agreements. While these acquisitions did not expand our network it did increase our OIBDA margins and extended the term of our agreement with respect to over 900 screens from less than two years to the approximately 27 years remaining in the primary term of the ESAs. In mid-2011, the Consolidated Theatre circuit with approximately 399 screens acquired by Regal in 2008 and 475 screens recently acquired by Rave will join our network when their respective existing screen advertising agreements expire.

These 2011 additions combined with the full year effect of the 86 theatres with 826 network affiliate screens that were added to our network in 2010 is expected to increase our 2011 network attendance by approximately 32 million attendees. Our future strategy for creating relationships with new network affiliates will continue to focus primarily on regional circuits in the larger metropolitan areas or in circuits with theatres in smaller markets where we do not currently have any market coverage. We believe that this improved market coverage will be viewed favorably by several advertising client categories who spend the majority of their marketing budgets on TV due to its ubiquitous U.S market coverage. By mid-2011 with the addition of the Rave and Consolidated Theatres, we will advertise in theatres that are located in 172 total U.S. DMAs®, including 97 of the top 100 DMAs®.

Expand Our Advertising Client Base

We intend to increase our market share of U.S. advertising spending and our advertising inventory utilization by expanding commercial relationships with our existing advertising clients and by expanding our advertising client base. During 2010, we have added 51 first-time clients and nine additional clients that last advertised with us prior to our IPO. Despite this growth, there are still thousands of clients that do not advertise with us at all or only buy time on our network periodically. For instance, NCM and cinema advertising in general has been under represented in media spending by the quick serve restaurant (“QSR”), consumer package goods (“CPG”) and retailer categories and as such we are beginning to focus more business development, marketing (through industry trade publications) and research resources on these client categories. Our primary selling approach is to aggressively market and sell the positive attributes of cinema advertising relative to other mediums and provide a high level of client service including more robust research to support our various value propositions. We also began to provide a unique integrated marketing product that bundles our in-theatre, online and Fathom Events sponsorship platforms. We have recently made progress expanding our revenues from categories such as domestic auto, video game software, home video equipment, credit cards, telecom hardware, insurance underwriters and cable television, and believe that over time, as we increase the geographic coverage and overall reach of our network and as market awareness and third-party data on the effectiveness of cinema advertising grows, we will increase our revenue from these and other client categories. We also believe that our ability to attract new clients will be enhanced as we expand our capabilities to distribute 3D advertisements with the growing number of digital cinema installations in our network and the increase in 3D feature films released.

We continue to increase the amount of local advertising sold in our pre-feature show and have begun to more aggressively market and sell our local advertising inventory. Our strategy to employ senior sales positions to focus exclusively on larger local clients that operate across entire DMAs®, multiple DMAs® or states such as car dealer associations has proven successful and we are now expanding this effort to the QSR, casual dining and tourism categories. We have also utilized direct marketing campaigns to businesses within a specified radius of our network theatres, with positive results. These campaigns are often combined with theatre lobby promotions and onscreen advertising. Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that a growth opportunity exists for our local and regional business.

Increase Our National CPM

In 2010, our national on-screen advertising cost per thousand (“CPM”) was approximately 2.3 times the average U.S. primetime premium network television CPM, reported by Nielsen. We believe that this premium does not yet fully reflect the positive attributes of cinema advertising relative to other advertising mediums, including the highly targeted nature of our impressions, higher recall rates, ability to provide measurable and informative demographic audience data to our clients and, most importantly, the inability to turn off or skip our advertising messages. According to research studies, cinema advertising CPMs as a multiple of primetime network television CPMs are much higher in more mature cinema advertising markets such as Europe and Australia. Given these positive attributes, we believe that our cinema CPMs in the U.S. will continue to increase over time as a result of our ability to sell more of our advertising inventory and thus create a more favorable supply-demand relationship.

Expand our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our in-theatre marketing products with online inventory provided by our consumer websites ncm.com, fathomevents.com, movienightout.com, our mobile apps Movie Mystic and Movie Night Out and the 43 entertainment websites and mobile apps that are part of our online advertising network, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our online and mobile app advertising networks launched in 2009 create an entertainment focused advertising network that provides smaller entertainment websites access to our national and local sales force as well as rich media widgets and other content created by our media production group.

Expand Our Live and Pre-Recorded Fathom Events Businesses by Increasing Consumer Awareness and Expanding Our Access to Entertainment Content

The continued expansion of the geographic reach of our live network capabilities and improvement of the technical capabilities of our DCN and DBN and the higher quality digital cinema projectors that will allow us to do live and prerecorded 3D events will improve the ability of our Fathom Consumer entertainment events business to compete with other national media networks for entertainment content. Today, virtually all of our digitally equipped screens have the capability to show pre-recorded content. We continue to expand our live broadcast capabilities and as of December 30, 2010 we have 614 live DBN locations (from approximately 500 at the end of 2009) with approximately 217,000 seats in 99 of the top 100 DMAs®, and 162 DMAs® in total. We will continue to add additional DBN locations and upgrade the projection capabilities of our existing network and DCN and DBN technologies with the higher quality digital cinema systems as they are deployed into our network theatres. By the end of 2011 with the deployment of digital cinema technology by our founding members and certain network affiliates we are targeting an expansion of our Fathom DBN locations to approximately 1,000 screens. These improvements to the projection technology within our network and expansion of our network will promote the production of more live and pre-recorded entertainment programming, including live 3D programming that can be distributed across our network and, as a result, expand our audience and increase our event ticket revenue. To increase the flow of content through our Fathom network, we will focus on expanding direct relationships with content owners and creating strategic content supply and marketing alliances with entertainment content promoters and distributors. We believe these and other relationships will provide us with a consistent and growing supply of programming and an additional marketing channel for bands, promoters and content owners. In particular, we will continue to pursue new multi-event agreements similar to the recent agreement with the LA Philharmonic and intend to pursue more of these types of multi-event relationships in the future as event series are easier to market, provide sponsorship opportunities and provide the opportunity to build a loyal audience over time.

We have begun a restructuring of the Fathom Events division to provide more focus on marketing, event sales, and content acquisition and are combining the event management and distribution responsibilities into our network operations group. We will also be creating a more robust event sponsorship group that will be managed by our New York based media sales group. As part of this restructuring, we are entering discussions with the founding member circuits to explore a restructuring of the Fathom Events business relationship included in the ESA. The restructuring would focus on the various value propositions provided by the Fathom business and maximize the benefits associated with the new digital cinema technology being deployed in the founding member theatres. The discussions with the founding members are preliminary and we do not know how the existing relationship might be changed or if it will be changed. Any change to the Fathom Events business relationship with the founding members will require approval of our Audit Committee and a majority of our independent directors in addition to any other required approvals by our board of directors.

Increase Market Awareness About Our Fathom Business Division to Expand Our Business Client Base and to Increase Revenue and OIBDA

Our Fathom Business division provides a unique venue for corporate communication and customer marketing that offers advantages over hotels and other traditional meeting venues. Unlike traditional hotel venues, we provide a single point of contact for national event booking and coordination and utilize digital distribution and projection technology. In addition, we also have the ability to bundle meetings with the screening of a film or Fathom Consumer entertainment event, sometimes before the film opens to the general public. We believe we can attract more clients to our network theatres and increase the revenue of our Fathom Business division by raising market awareness of the unique benefits of hosting marketing or corporate communication events or corporate meetings at our locations and through the increase in the number of theatres equipped to host live broadcasts. In an effort to expand the awareness and client base, we have employed several local and national marketing strategies to communicate the value proposition associated with our Fathom Business division. These marketing strategies include, but are not limited to, advertising in theatres within the FirstLook pre-show program and on the internet, implementing e-mail/direct mail campaigns to Fortune 500 CEOs and holding demand generation seminars for prospects in our network theatres and via webinars and virtual conferences. Our advertising sales group also cross-sells our Fathom Business products.

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

Improve Content Presentation within our Network

During 2010 we upgraded the visual quality and sound of our FirstLook pre-show and launched a 3D advertising pod within the show. We will continue to focus on improving the quality and entertainment value of the FirstLook pre-show through the continued expansion of our creative community relationships by our chief creative officer and other creative personnel. By working more closely with our advertising clients on the creative aspects of their marketing plans we hope to improve the overall quality and effectiveness of advertisements that play in our FirstLook pre-show. We also expect that the digital cinema projectors being installed in our network will allow us to provide upgraded creative and production capabilities to maximize the higher quality 2D and 3D advertising. In April 2010, we began our first 3D advertising campaigns that are placed in a 3D pod that runs at the end of the FirstLook program prior to 3D films, which we expect to further refine in the coming year. In addition to the digital cinema integration, we have also developed and begun to deploy a patent pending sound monitoring device that captures sound levels in the auditorium and enables us to monitor them electronically from our NOC. This innovation provides sound level data that is measured at the point of consumer consumption, which is a unique service we offer to our advertisers. As of December 30, 2010 we have installed the sound monitoring device in 506 screens and during 2011 we expect to accelerate the deployment to over 3,000 screens in the top 10 markets and select other theatres.

Develop our People and Culture

During 2010 we began to implement policies and procedures designed to strengthen the skills of our personnel and enhance productivity as well as improve the wellness of our employees.

Leverage Our Core Management Competencies

We have a high-quality management team with a unique combination of core management competencies including: (i) cinema media sales and marketing, (ii) digital technology development and operations within cinema environment, and (iii) digital media production and post production for display within cinema. Our ability to effectively leverage these core competencies across our theatre and online advertising networks and our Fathom Events network has been a key part of our past success and will continue to be a key part of our future growth plan.

Corporate History

Prior to Our Initial Public Offering

Our business operations are conducted by NCM LLC, which was formed on March 29, 2005, by AMC and Regal as a joint venture that combined the cinema advertising and Fathom Events operations of Regal’s subsidiary, RCM, and the cinema advertising operations of AMC’s subsidiary, NCN. On July 15, 2005, Cinemark joined NCM LLC as a founding member and by May 2006, all of Cinemark’s digital screens were connected to our DCN. After joining NCM LLC, AMC acquired Loews in 2006 and Cinemark acquired Century Theatres in 2006.

Our Initial Public Offering and Secondary Offering by AMC and Regal

On February 13, 2007, we completed our IPO. In the IPO, we sold 42 million shares of our common stock, including 4 million shares pursuant to the underwriters’ over-allotment option, at $21.00 per share. As a result of the IPO and related restructuring transactions, NCM, Inc. became a member and the sole manager of NCM LLC, acquired 44.8% of the common membership units of NCM LLC and became 100% owned by the public (including management). In connection with the completion of our IPO, NCM LLC’s agreements with its founding members, including the ESAs and the NCM LLC operating agreement, were amended and restated and NCM LLC used $686.3 million of the proceeds it received in the IPO to pay our founding members for their agreeing to modify NCM LLC’s payment obligations under the ESAs. Additionally, a recapitalization of NCM LLC was completed. The recapitalization involved a split in the number of NCM LLC common membership units, a non-cash recapitalization by NCM LLC into common and preferred membership units and the redemption of all preferred membership units by NCM LLC at an aggregate price of $769.5 million. Also, a senior secured credit facility was put into place for NCM LLC.

The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc. common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2010 in connection with the public offering of NCM, Inc. common stock by AMC and Regal, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units. In connection with such redemption, AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. NCM, Inc. contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Such redemptions took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option. In each case the NCM, Inc. common stock was sold at a price to the public of $16.00 per share by AMC and Regal. NCM, Inc. did not receive any proceeds from the sale of its common stock by AMC and Regal. Subsequent to the completion of this offering NCM, Inc.’s ownership in NCM LLC increased to 48.3%.

Theatre Additions to Our Networks Subsequent to Our Initial Public Offering

In accordance with our contractual agreements with our founding members, subsequent to the IPO 5,351,764 additional LLC units have been issued to the founding members related to the addition of 76 million net attendees to our network from the net effect of new builds, acquisitions and theatre disposals, including Cinemark’s acquisition of Muvico in 2009. Additional units have been issued to Regal in conjunction with their acquisition of Consolidated Theatres in 2008 and to AMC for their acquisition of certain theatres owned by Kerasotes Showplace Theatres in 2010. All acquired theatre circuits have or will (subject to certain run-out provisions) become part of our national theatre network in mid-2011. As of December 30, 2010, NCM, Inc. owned 48.3% of NCM LLC. In addition to the growth of our network from new founding member attendees, we have also added 73.1 million attendees since the IPO through network affiliate agreements with certain third-party theatre circuits, which expire at various dates.

NCM LLC’s Founding Members

Regal Entertainment Group

Regal operates the largest theatre circuit in the U.S. based on total number of screens. As of December 30, 2010, Regal operated 539 theatres with a total of 6,698 screens, all of which are located in the U.S. For the fiscal year ended December 30, 2010, Regal’s theatres had total attendance of over 224 million and Regal reported total revenue of approximately $2.8 billion.

On April 30, 2008, Regal acquired Consolidated Theatres. Consolidated Theatres has an existing contract for on-screen advertising with another cinema advertising provider. Pursuant to the amended ESAs and Common Unit Adjustment Agreement, Regal elected to receive 2,913,754 newly issued NCM LLC common units prior to the expiration of the contract with the third-party advertiser. As a result, Regal must make payments pursuant to the ESAs on a quarterly basis in arrears through mid-2011 in accordance with certain run-out provisions.

During the third quarter of 2010, in connection with a public offering of NCM, Inc. common stock by Regal, Regal exercised its redemption right and surrendered 4,300,278 common membership units to NCM LLC for cancellation and received a like number of shares of NCM, Inc. common stock. Such redemption took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option; in each case the NCM, Inc. common stock was sold by Regal at a price to the public of $16.00 per share.

AMC Entertainment Inc.

AMC is the second largest theatre circuit in the U.S. based on total number of screens. As of December 30, 2010, AMC owned, operated or held interests in 361 theatres with a total of 5,203 screens globally, with approximately 94%, or 4,881, of its screens in the U.S. (including AMC Loews). For the twelve months ended December 30, 2010, AMC’s theatres had total worldwide attendance of over 201 million and AMC had revenue of $2.5 billion.

On May 24, 2010, a subsidiary of AMC acquired Kerasotes Showplace Theatres, LLC. Kerasotes was an existing network affiliate of NCM LLC. Pursuant to the amended ESAs and Common Unit Adjustment Agreement, AMC was required to add Kerasotes to our national theatre network on an exclusive basis. As a result, AMC received 6,510,209 newly issued NCM LLC common units in the second quarter 2010. The addition of Kerasotes to AMC did not increase our screen count or attendance as it represented a movement from a network affiliate agreement to the ESA structure. Certain Kerasotes theatres were later sold to Regal.

During the third quarter of 2010, in connection with a public offering of NCM, Inc. common stock by AMC, AMC exercised its redemption right and surrendered 6,655,193 common membership units to NCM LLC for cancellation and received a like number of shares of NCM, Inc. common stock. Such redemption took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option; in each case the NCM, Inc. common stock was sold by AMC at a price to the public of $16.00 per share.

Cinemark, Inc.

Cinemark is the third largest theatre circuit in the U.S. based on total number of screens. As of December 30, 2010, Cinemark operated 430 theatres with a total of 4,945 screens globally, with approximately 77%, or 3,832, of its screens in the U.S. For the twelve months ended December 30, 2010, Cinemark’s theatres had total worldwide attendance of over 241 million and reported total revenue of $2.1 billion.

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

•

a right for the founding members to purchase up to 90 seconds of on-screen advertising time during the pre-feature program at a specified rate (intended to initially approximate a market rate with annual increases of 8% in year one and two and 6% in years three and four and market increases thereafter). This time, which was 60 seconds for 2010 and is expected to be 60 seconds in the foreseeable future, satisfies the founding members’ obligation to provide certain on-screen advertising to their beverage concessionaires pursuant to their beverage concessionaire agreements;

•

requires founding members to make available to NCM LLC all acquired and newly constructed theatres for connection to the DCN, less the effect of any closed (prior to the expiration of their existing lease term) or sold theatres in exchange for newly issued NCM LLC units;

•	primary responsibility of the founding members to install network equipment in newly built theatres and to ensure that 90% of screens owned by founding members are digital; and

•	primary responsibility of NCM LLC to obtain, repair, maintain and replace the equipment not included in or on the theatre necessary to operate the DCN.

In October 2010, we agreed to an amendment of the ESAs to allow for the connection of our national advertising and Fathom Events networks to the founding members’ new, higher quality digital projection systems. These new systems will not only provide higher quality 2D images, they will also expand our capability to provide 3D advertising and 3D live and pre-recorded events. Under these amendments, the founding members must connect to the DCN any theatre screen that they choose to convert to a digital projection system. The founding member will be responsible for purchasing, installing and maintaining the digital cinema equipment, and NCM LLC will no longer be obligated to maintain or repair the formerly used lower-resolution projection equipment. In addition, NCM LLC will have the right, in any theatre auditorium capable of exhibiting 3D movies, to exhibit 3D advertising and, subject to additional conditions, meeting and programming services. Any advertising, which will only be permitted at the founding member’s sole discretion, on 3D glasses provided by

NCM LLC will be subject to all of the provisions of the ESA. NCM LLC has agreed to pay the founding members an amended monthly theatre access fee, along with specified percentages of revenue for Fathom events, for each theatre screen that has been converted to digital cinema equipment. The founding members are obligated to provide us with information on completed, ongoing and planned conversions. It is expected that over the next 24 to 36 months the vast majority of our founding member screens will be equipped with the new digital cinema equipment. These founding member installations, combined with the digital cinema installations of our network affiliates, are expected to provide an enhanced digital cinema presentation for approximately 90% of NCM’s approximately 678 million annual theatre attendance.

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

We also have licensed intellectual property that is the subject of several U.S. patent applications relating to scheduling in-theatre advertising and digital content as well as matters relating to digital projector automation. These licenses are governed by the pre-IPO license agreement.

We have secured U.S. trademark registrations for NCM, National CineMedia and NCM Media Networks and have applied for several others. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names then our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of December 30, 2010, we have business relationships with 145 national advertisers across a wide variety of industries. During the year ended December 30, 2010, we derived 71.7% of our advertising revenue from national clients (including advertising agencies that represent our clients), 9.8% from founding member beverage agreements and 18.5% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of NCM LLC’s founding members have a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2010, we provided 60 seconds of on-screen advertising time to our founding members. The ESAs provide for the founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA.

Content Partners and Cell Phone PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment and media companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We also have an exclusive cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2010, the total advertising purchased by these content partners and cell phone PSAs represented 18.2% of our total revenues.

Competition

Our advertising business competes in the estimated $162 billion plus U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and measurable forms of digital media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms and that cinema advertising is well positioned to benefit from these broad market trends.

Through the visual quality and impact of the “big screen” and surround sound, we are able to display high impact advertising impressions to our audiences. According to Nielsen IAG Research studies conducted over the course of 2010, in certain instances our cinema advertising generated message recall rates up to four times greater than the same advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective advertising platform for advertisers.

Our advertising business also competes with other providers of cinema advertising, which vary substantially in size, including Screenvision and Unique Screen Media (owned by Cinedigm Digital Cinema Corp.). As one of the largest providers of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience as well as allowing us to better compete with television and other national advertising networks.

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

Our Fathom Business division competes with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted online and across private teleconferencing networks. We believe that the combination of our ability to offer clients access to conveniently located theatres with big screens, stadium seating, high-resolution digital projection and audio in multiple locations with ample free parking in most locations offers clients an attractive venue for meetings. Also, we offer a single point of contact and standardized pricing for our services, which is a competitive advantage when booking multi-location marketing or other types of corporate events. In addition, we offer clients the ability to combine a movie or Fathom event with the meeting, which also differentiates us from other meeting venues.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the attendance patterns within the film exhibition industry as well as the timing of marketing expenditures by our advertising clients. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower theatre industry attendance levels and lower advertising spending by our clients. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2008, 2009 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2008	17.0%	23.5%	29.1%	30.4%
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%

Employees

We employed 609 people as of December 30, 2010, which includes employees in our Centennial, Colorado headquarters, people employed in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Shown below are the names, ages as of December 30, 2010, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	51	President, Chief Executive Officer and Chairman
Clifford E. Marks	49	President of Sales and Marketing
Gary W. Ferrera	48	Executive Vice President and Chief Financial Officer
Ralph E. Hardy	59	Executive Vice President and General Counsel
Earl B. Weihe	62	Executive Vice President and Chief Operations Officer

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. He has also served as Chairman, President and Chief Executive Officer of NCM, Inc. since October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal

Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. Since 1988, Mr. Hall has held various executive positions with United Artists Theatre Company, and its predecessor companies, including CEO when it became part of Regal Entertainment Group in 2002. In 2009, Mr. Hall joined the board of directors of RMG and serves as a member of its compensation committee.

Clifford E. Marks. Mr. Marks was appointed NCM, Inc.’s President of Sales and Marketing in February 2007 and held those same positions with NCM LLC since March 2005. He has been an advertising, marketing and sales professional for 25 years. Prior to his current position, Mr. Marks served as president of sales and marketing with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from May 2002 to May 2005. Before joining Regal CineMedia, Mr. Marks was a senior vice president at ESPN/ABC Sports where he oversaw its advertising sales organization from 1998 to May 2002.

Gary W. Ferrera. Mr. Ferrera was appointed Executive Vice President and Chief Financial Officer of NCM, Inc. in February 2007 and held those same positions with NCM LLC since May 2006. Mr. Ferrera has held positions in accounting and finance since 1991. From October 2005 to May 2006, he served as an independent consultant. Mr. Ferrera served as the interim Chief Financial Officer of the German cable company iesy Hessen, GmbH (now known as Unity Media), from March to October 2005. From February 2000 to February 2005, Mr. Ferrera held positions in both the U.S. and Europe with Citigroup’s Global Corporate and Investment Bank where he spent the majority of that time advising and financing European media companies. Prior to his business career, Mr. Ferrera served for over seven years in U.S. Army Special Operations and Intelligence. Mr. Ferrera graduated magna cum laude with a BS in Accounting from Bentley College and received an MBA from the Kellogg School of Management, Northwestern University.

Ralph E. Hardy. Mr. Hardy was appointed Executive Vice President and General Counsel of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. Prior to his current position, from May 2002 to May 2005, Mr. Hardy served as Executive Vice President and General Counsel for Regal CineMedia Corporation. Since 1989, Mr. Hardy has held various legal executive positions with United Artists Theatre Company and its predecessors.

Earl B. Weihe. Mr. Weihe was appointed as Executive Vice President and Chief Operations Officer of NCM, Inc. in January 2010. Prior to this appointment, Mr. Weihe served as Senior Vice President of Operations for NCM LLC since July 2005. From his original hire in March 2002 until July 2005, Mr. Weihe served as Vice President of Operations for NCM LLC and its predecessor, Regal CineMedia Corporation.

Forward-Looking Statements

In addition to historical information, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	changes in the ESAs or lack of support by the founding members;

•	non-competition provisions of the ESAs being deemed unenforceable;

•	bankruptcy of one of the founding members;

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within the overall advertising industry;

•	technological changes and innovations, including 3D, digital cinema, alternative methods for delivering movies to consumers and failures or disruptions of our technology systems;

•	failure to effectively manage or continue our growth;

•	the popularity of major motion picture releases and level of theatre attendance, including at founding members’ theatres;

•	failure to retain our senior management;

•	shifts in population and other demographics;

•	infringement of our technology on intellectual property rights owned by others;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	our founding members ability to compete with us, influence our affairs and benefit from corporate opportunities that might otherwise be available to us;

•	risks and uncertainties relating to our significant indebtedness and investments;

•	fluctuations in operating costs, capital expenditures, revenue and Adjusted OIBDA;

•	future issuance of membership units by NCM LLC or issuance of preferred stock;

•	determination that we are an investment company;

•	determination that any amount of our tax benefits should not have been available;

•	changes in market interest rates and our stock prices; and

•	changes in accounting principles, policies, guidelines or internal control over financial reporting.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative and not exhaustive. Our actual results, performance or achievements could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under “Risk Factors” below. Our historical financial data discussed prior to the completion of our IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, that historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO.

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

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, NCM LLC’s founding members could adversely affect our revenue, growth and profitability

The ESAs with NCM LLC’s founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA. The term of the ESAs as they relate to each of the Fathom consumer and business event divisions, is approximately five years from the IPO with provisions for automatic renewals for a series of additional five year terms through February 2037, if certain financial performance conditions are met with respect to each division. NCM LLC’s founding members’ theatres represent approximately 87% of the screens and approximately 89% of the attendance in our network as of December 30, 2010. If any one of the ESAs were terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

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

Because we rely heavily on NCM LLC’s founding members’ ability to attract customers, any reduction in attendance at founding member theatres could reduce our revenue, or if one of NCM LLC’s founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable

Our business is affected by the success of NCM LLC’s founding members, who operate in a highly competitive industry. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems. Annual theatre attendance has fluctuated over the last several years depending on the quality of motion pictures released by the major and independent studios. Over the last 20 years theatre attendance has fluctuated from year to year but on average has grown by an aggregate annual rate of approximately 1%. If future theatre attendance declines significantly over an extended time period, one or more of NCM LLC’s founding members may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if the founding members fail to maintain their theatres and provide amenities that consumers prefer, or if they cannot compete successfully on pricing. NCM LLC’s founding members also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

Each of NCM LLC’s founding members currently has a significant amount of indebtedness, which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy. For example, each of United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC) filed for bankruptcy during 2000 or 2001. The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. In addition, the founding member could seek to sell or otherwise dispose of theatres, which might result in the removal of those theatres from our network if the acquirer did not agree to continue to allow us to sell advertising in the acquired theatres, which would likely result in the surrender of LLC units from the founding member. Because we sell advertising based on the number of theatre patrons that will view the advertisement, a reduction in the number of theatres in our network could reduce our advertising revenue.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption since late 2008, and while there has been improvement during 2010, uncertainty remains regarding when the economy will improve to historical growth levels. Any return to the conditions that existed during the recent recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

•	increased competition for fewer advertising, business meeting and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	reduced credit availability and/or access to capital markets;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of doubtful accounts receivable.

Additionally, we use interest rate swaps to reduce our exposure to various interest rate risks, which qualify for hedge accounting for financial reporting purposes. Failure through bankruptcy or otherwise of the interest rate swap counterparties could cause these instruments to become ineffective for hedge accounting purposes, which could require any gains or losses associated with these instruments to be reported in our earnings each period. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price. We are unable to predict the timing, duration or severity of any new disruption in financial markets and adverse economic conditions in the U.S. and other countries.

The markets for advertising, meeting management and event content are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of the overall U.S. advertising market and thus we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and newly emerging media platforms such as the Internet. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and Internet portals and search engines.

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

Our Fathom Business division facilitates live and pre-recorded events in theatre auditoriums. These events are typically, but not exclusively scheduled from Monday through Thursday during off-peak hours while theatre attendance for movies is traditionally low. This business competes for customers with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted online or over private teleconferencing networks. Accordingly, our ability to increase sales in our Fathom Business division is contingent on our ability to attract new customers and compete effectively against other well-established and well-capitalized venues.

Our Fathom Consumer division focuses on the distribution of entertainment programming products. It includes live and pre-recorded concerts, opera, symphony and other types of music events, concert and DVD product releases, theatrical premieres, Broadway plays, as well as live sports and other special events. This business competes for music, sports and other entertainment programming with event venues and other national entertainment networks, some of which offer greater geographic reach and larger audiences. Accordingly, our ability to source a consistent flow of programming is contingent on our ability to develop and sustain relationships with content owners and our ability to continue to expand our network.

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

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, cell phone PSA and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. NCM LLC’s or its predecessor company’s relationships with certain content partners date back as far as December 2002. None of these companies individually accounted for over 10% of our total revenue during the year ended December 30, 2010. However, the agreements with the content partners, cell phone PSA and beverage advertising with the founding members in aggregate accounted for approximately 27% of our total revenue during the year ended December 30, 2010. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of any one or more of them as a customer could decrease our revenue and adversely affect our current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 89% of our total revenue in the year ended December 30, 2010 from advertising sales. A substantial portion of our advertising inventory is covered by contracts with terms as short as one month. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television. Reductions in the size of advertisers’ budgets due to local or national economic trends or other factors could result in lower spending on cinema advertising in general or our advertising business in particular. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our software systems to maintain our technological competitiveness could limit our ability to increase our revenue and more effectively leverage our digital platform. Any failure by us to upgrade our technology to remain current with technological changes, including digital cinema, that may be adopted by other advertising platforms could hurt our ability to compete with those companies. Under the terms of the ESAs with NCM LLC’s founding members, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that NCM LLC’s founding members upgrade the equipment or software installed in their theatres. We must negotiate with NCM LLC’s founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to the founding members new digital cinema projection systems so that we could display our advertising (including 3D) and Fathom events on their systems. As of February 15, 2011 we had approximately 2,800 screens within our digital network that were connected to digital cinema projection equipment and expect substantially all of the founding member screens to be deployed with digital cinema equipment over the next 24 to 36 months. If we are not able to come to an agreement on an upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems, could slow or prevent the growth of our business.

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

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients and providers of content for our Fathom business. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our digital content system distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems. These enhancements and improvements will require allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner or at all, our ability to manage our limited advertising inventory and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

Our plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising and Fathom Events divisions, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile Platform”. The development of our internet and mobile advertising business is at an early stage, and may not deliver the benefits we have projected. In addition, we also have a minority interest in a company called RMG that operates out-of-home targeted advertising networks. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a future growth engine for NCM as our cinema advertising business matures.

Because of acquisitions by our founding members and changing contractual arrangements between us and our founding members and other theatre circuits, it is difficult to compare our business performance across financial periods and evaluate our prospects

NCM LLC’s predecessor company, RCM, began operations in February 2002. NCM LLC was formed on March 29, 2005, as a joint venture that combined the operations of subsidiaries of AMC and Regal. Cinemark joined as a founding member on July 15, 2005. Since 2006 through 2010, our founding members have made several acquisitions including Century, Loews, Consolidated Theatres and Kerasotes. We completed our IPO in February 2007 and entered into various restructuring transactions with our founding members at that time, including amending our ESAs. We have entered into new network affiliate agreements with Cobb Theatres, Galaxy Theatres, LLC, Storyteller Theatres Corporation, Starplex Cinemas, ShowBiz Cinemas, Picture Show Theatres, Metropolitan Theatres Corporation, LA Live Theatre, Great Escape Theatres, RC Theatres, and Rave Cinemas, LLC and may enter into more in the future. As a result, the size of our theatre network changes frequently, which may make it difficult to compare our financial performance across corresponding periods and evaluate our business. We also may encounter risks and difficulties frequently experienced by companies in rapidly evolving businesses. If we are unsuccessful in executing our business strategy, we may be unable to:

•	increase our revenue and expand our client base;

•	integrate into our network theatres and screens that are newly built or acquired by our founding members or network affiliates on a timely basis:

•	operate, support, expand, develop and improve our software and other systems;

•	continue to produce high operating income margins; and

•	respond to technological changes.

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

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Patents, copyrights, and other intellectual property rights cover our business and our in-theatre, online, and mobile services, including the websites we operate at ncm.com, movienightout.com and FathomEvents.com and the features, functionality, content, and software we make available through those websites. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theatre, online or mobile services may expose us to liability

Our in-theatre, online, and mobile services facilitate the distribution of content. This content includes advertising-related content, as well as content regarding movies, television and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

The personal information we collect and maintain through our online and mobile services may expose us to liability

In order to take advantage of some of the online and mobile services we provide users are required to establish an account on one of our websites. As a result, we will collect and maintain personal information about those users. We also collect and maintain personal information about users who view certain advertising displayed through our online and mobile services. Our collection and use of information regarding users of our online and mobile services could result in legal liability. For example, the failure, or perceived failure, to comply with federal, state or international privacy or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others.

Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses

A number of regulations, including those referenced below, may impact our business as a result of our online or mobile services. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party websites that include, materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our online or mobile services. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price

Typically, our revenue and Adjusted OIBDA are lowest in the first quarter of the calendar year as advertising clients scale back their advertising budgets following the year-end holiday season, and our revenue is highest during the summer and the holiday season when theatre attendance is normally highest. However, a weak advertising market or the shift in spending of a major client from one quarter to another, the poor performance of films released in a given quarter or a disruption in the release schedule of films could affect results for the entire fiscal year and significantly affect quarter-to-quarter results. Because our results vary widely from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising) and, subject to certain limits, can use one minute on the LEN and certain types of lobby promotions, at no cost, for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. Subject to certain limits, they can also purchase an additional minute of advertising on the LEN for these cross-marketing promotions. The use of LEN or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 5.3% of our total advertising revenue for the year ended December 30, 2010. The founding members will not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

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

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and the NCM LLC operating agreement. The NCM LLC senior secured credit facility limits NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement. We will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us.

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

The senior secured credit facility also includes an $80 million revolving credit facility of which $14.0 million related to the revolving credit commitments of Lehman Brothers Holdings Inc. (“Lehman”) was effectively converted to a term loan and the aggregate revolving credit commitments were reduced to $66.0 million. As of December 30, 2010, the amount outstanding under the revolving credit facility was $50.0 million. The amount outstanding under the revolving credit facility fluctuates based on our working capital needs.

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

NCM LLC, Lehman Brothers Holdings Inc. (“Lehman”) and Barclays Bank PLC (“Barclays”) entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, February 13, 2013.

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

•	assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM, Inc.;

•	acquire, dispose, lease or license assets with an aggregate value exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern;

•	merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;

•	incur any funded indebtedness or repay, before due, any funded indebtedness with a fixed term in an aggregate amount in excess of $15 million per year;

•

issue, grant or sell shares of NCM, Inc. common stock, preferred stock or rights with respect to common or preferred stock, or NCM LLC membership units or rights with respect to membership units, except under specified circumstances;

•	amend, modify, restate or repeal any provision of NCM, Inc.’s certificate of incorporation or bylaws or the NCM LLC operating agreement;

•	enter into, modify or terminate certain material contracts not in the ordinary course of business as defined under applicable securities laws;

•	except as specifically set forth in the NCM LLC operating agreement, declare, set aside or pay any redemption of, or dividends with respect to membership interests;

•	amend any material terms or provisions (as defined in the Nasdaq rules) of NCM, Inc.’s equity incentive plan or enter into any new equity incentive compensation plan;

•

make any change in the current business purpose of NCM, Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the ESAs; and

•	approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on the founding members.

Pursuant to a director designation agreement, so long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such founding member will have the right to designate a total of two nominees to our ten-member board of directors who will be voted upon by our stockholders. One such designee by each founding member must meet the independence requirements of the stock exchange on which our common stock is listed. If, at any time, any founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such founding member shall cease to have any rights of designation.

If any director designee to our board designated by NCM LLC’s founding members is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.

For purposes of calculating the 5% ownership threshold for the supermajority director approval rights and director designation agreement provisions discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM, Inc. in connection with the redemption of common membership units by a founding member will be excluded, so long as such founding member continues to hold the common stock acquired through such redemption or such founding member has disposed of such shares of common stock to another founding member. Shares of our common stock otherwise acquired by the founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring founding member upon redemption of NCM LLC common membership units.

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

The corporate opportunity provisions in our certificate of incorporation could enable the founding members to benefit from corporate opportunities that might otherwise be available to us

Our certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both NCM LLC’s founding members and us. It provides that if a corporate opportunity is offered to us, NCM LLC or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theatres, use of theatres for any purpose, sale of advertising and promotional services in and around theatres and any other business related to the motion picture theatre business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of our officers in his capacity as an officer), no such person shall be liable to us or any of our stockholders (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

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

During the third quarter of 2010, in connection with a public offering of NCM, Inc. common stock by AMC and Regal, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units, whereby AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. NCM, Inc. contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Such redemptions took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option; in each case the NCM, Inc. common stock was sold at a price to the public of $16.00 per share by AMC and Regal. NCM, Inc. did not receive any proceeds from the sale of its common stock by AMC and Regal.

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

Our tax receivable agreement with the founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of the founding members

Our initial public offering and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our tax receivable agreement with the founding members to pay to the founding members 90% of the amount by which NCM, Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis. Pursuant to the terms of the tax receivable agreement, we made payments of $14.0 million and $16.0 million to the founding members for our 2009 and 2008 taxable years, respectively and we estimate that in 2011 an additional $20.0 million and $1.6 million will be payable with respect to the 2010 and 2009 taxable years, respectively. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM, Inc.’s claimed tax benefits should not have been available, NCM, Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur, and if one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the tax receivable agreement, then NCM, Inc.’s financial condition could be materially impaired.

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

The 53,549,477 shares of common stock outstanding at December 30, 2010 are freely tradable, except for 223,433 shares held by our affiliates. In addition, the founding members may receive up to 57,202,715 shares of common stock, which initially will be unregistered, upon redemption of their outstanding common membership units of NCM LLC. These shares of common stock will constitute “restricted securities” under the Securities Act. Provided the holders comply with the holding periods and other conditions prescribed in Rule 144 under the Securities Act, all but 223,433 of these unregistered shares of common stock cease to be restricted securities and become freely tradable.

Additionally, 915,584 shares of non-vested restricted stock are outstanding and 3,876,224 shares of our common stock will be issuable upon exercise of stock options that vest through 2013. As of December 30, 2010, 1,030,120 stock options have vested and are exercisable. Once the options and restricted stock become vested and/or exercisable, as applicable, to the extent they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

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

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the network operations center)	79,433 sq. ft.
Centennial, CO (2)	Additional headquarters space	12,881 sq. ft.
Chicago, IL (3)	Regional Office	3,242 sq. ft.
New York, NY (4)	Regional Office	16,186 sq. ft.
Woodland Hills, CA (5)	Regional Office	6,062 sq. ft.
Minneapolis, MN (6)	Regional Office	5,926 sq. ft.

(1)	This facility is leased through June 30, 2021.

(2)	This facility is leased through April 30, 2011 and the lease will not be renewed.

(3)	This facility is leased through September 30, 2014.

(4)	This facility is leased through April 30, 2017.

(5)	This facility is leased through May 31, 2012.

(6)	This facility is leased through February 29, 2015.

Item 3.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse affect on our operating results or financial condition.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO closed on February 13, 2007). There were approximately 106 stockholders of record as of February 22, 2011 (not including beneficial holders of shares held in “street name”). The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated.

	Fiscal 2010
	High	Low	Declared Dividend
First Quarter (January 1, 2010 – April 1, 2010)	$18.74	$14.20	$0.16
Second Quarter (April 2, 2010 – July 1, 2010)	$20.23	$16.35	$0.18
Third Quarter (July 2, 2010 – September 30, 2010)	$18.99	$15.70	$0.18
Fourth Quarter (October 1, 2010 – December 30, 2010)	$20.13	$17.50	$0.20

	Fiscal 2009
	High	Low	Declared Dividend
First Quarter (January 2, 2009 – April 2, 2009)	$14.85	$7.97	$0.16
Second Quarter (April 3, 2009 – July 2, 2009)	$15.79	$11.03	$0.16
Third Quarter (July 3, 2009 – October 1, 2009)	$17.78	$12.18	$0.16
Fourth Quarter (October 2, 2009 – December 31, 2009)	$17.22	$14.07	$0.16

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of the Company for the period February 8, 2007 (the closing price on the first trading date) through December 30, 2010 with the Russell 2000 Index and the Dow Jones US Media Agencies TSM. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	February 8, 2007	December 27, 2007	January 1, 2009	December 31, 2009	December 30, 2010
National CineMedia Inc.	100.00	96.19	41.85	71.67	89.92
The Russell 2000 Index	100.00	96.81	64.10	81.52	103.41
Dow Jones US Media Agencies TSM	100.00	90.27	42.43	70.65	94.92

Item 6.	Selected Financial Data

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

The results of operations data for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 and the balance sheet data as of December 30, 2010 and December 31, 2009 are derived from the audited financial statements of NCM, Inc. and NCM LLC included elsewhere in this document. The results of operations data for the year ended December 27, 2007 and the balance sheet data as of January 1, 2009 and December 27, 2007 is derived from the audited financial statements of NCM, Inc. (not presented herein).

The results of operations data for the year ended December 28, 2006 and the balance sheet data as of December 28, 2006 are derived from the audited financial statements (not presented herein) of our predecessor NCM LLC.

The historical financial statements for periods prior to February 13, 2007 do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. Specifically, such historical results of operations do not give effect to the matters set forth below:

•

the terms of the ESAs, which differ from NCM LLC’s prior contractual arrangements with NCM LLC’s founding members and have ongoing material significance to NCM LLC’s results of operations, (i) assign legacy contracts to NCM LLC, (ii) make additional inventory of lobby promotions, Fathom business and consumer events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC, to sell such inventory at stated rates to the founding members in order for them to fulfill their on-screen advertising commitments to their beverage concessionaires, and (iv) change the formula for the calculation of the circuit share expense (known as the theatre access fee in the ESAs);

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

•

the completion of the IPO and the use of proceeds there from, including our acquisition of 44.8% of the common membership units in NCM LLC at the date of the IPO, which will be accounted for by our consolidation of NCM LLC; and

•	the payment by NCM LLC of a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the ESAs.

Results of Operations Data ($ in millions, except per share data)	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	National CineMedia, LLC
					Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006
REVENUE:
Advertising	$379.4	$335.1	$330.3	$282.7	$20.6	$188.2
Administrative Fees—Members	—	—	—	—	0.1	5.4
Fathom Events	48.0	45.5	38.9	25.4	2.9	25.4
Other	0.1	0.1	0.3	0.2	—	0.3

TOTAL REVENUE	427.5	380.7	369.5	308.3	23.6	219.3

EXPENSES:
Advertising Operating Costs	21.7	20.0	18.7	9.1	1.1	9.2
Fathom Events Operating Costs	32.4	29.1	25.1	15.4	1.4	11.1
Network Costs	20.0	18.6	17.0	13.3	1.7	14.7
Theatre Access Fees/Circuit Share Costs—Members	52.6	52.7	49.8	41.5	14.4	130.1
Selling and Marketing	57.9	50.2	47.9	40.9	5.2	38.2
Administrative and other	34.5	26.3	24.9	20.1	2.8	17.0
Severance Plan Costs	—	—	0.5	1.5	0.4	4.2
Depreciation and Amortization	17.8	15.6	12.4	5.0	0.7	4.8

TOTAL EXPENSES	236.9	212.5	196.3	146.8	27.7	229.3

Operating Income (Loss)	190.6	168.2	173.2	161.5	(4.1)	(10.0)
Interest Expense, Net	63.9	49.5	77.0	57.2	0.1	0.5
Non-Operating Loss	0.1	—	11.5	—	—	—

Income (Loss) Before Income Taxes	126.6	118.7	84.7	104.3	(4.2)	(10.5)
Income Taxes	16.8	16.6	13.7	16.4	—	—
Equity loss from investments	0.7	0.8	—	—	—	—

CONSOLIDATED NET INCOME (LOSS)	109.1	101.3	71.0	87.9	(4.2)	(10.5)

Less: Net Income Attributable to Noncontrolling Interests	79.9	75.2	55.1	63.1	—	—
Less: Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	—	—	14.9	—	—	—

NET INCOME (LOSS) Attributable to NCM, Inc.	$29.2	$26.1	$1.0	$24.8	$(4.2)	$(10.5)

EARNINGS PER NCM, INC. SHARE:
Basic	$0.63	$0.62	$0.02	$0.59	—	—
Diluted	$0.62	$0.62	$0.02	$0.59	—	—

Other Financial and Operating Data ($ in millions, except cash dividend declared per common share and advertising contract value per attendee)	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	National CineMedia, LLC
					Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006
OIBDA (1)	$208.4	$183.8	$185.6	$166.5	$(3.4)	$(5.2)
Adjusted OIBDA (1)	222.4	189.3	189.5	171.1	(2.7)	0.9
Adjusted OIBDA Margin (1)	52.0%	49.7%	51.3%	55.5%	NM	0.4%
Capital Expenditures	$10.4	$8.6	$16.7	$14.4	$0.6	$6.6
Cash Dividend Declared per Common Share	$0.72	$0.64	$0.62	$0.30	—	—
Founding Member Screens at Period End (2)(6)	14,997	14,401	14,331	13,261	*	13,127
Total Screens at Period End (3)(6)	17,302	16,803	17,313	15,265	*	14,081
Digital Screens at Period End (4)(6)	16,003	15,413	15,263	13,254	*	11,463
Total Attendance for Period (in millions) (5)(6)	637.4	667.2	643.0	504.3	70.8	545.9

*—Not materially different than year ended December 28, 2006

	As of
Balance Sheet Data (in millions)	Dec. 30, 2010	Dec. 31, 2009	Jan. 1, 2009	Dec. 27, 2007	Dec. 28, 2006
Cash and cash equivalents	$74.4	$91.1	$69.2	$20.8	$6.7
Receivables, Net	100.7	89.3	92.2	93.2	63.9
Property and Equipment, Net	19.8	23.7	28.0	22.2	12.6
Total Assets	854.5	628.2	609.6	463.6	90.0
Borrowings	775.0	799.0	799.0	784.0	10.0
Equity/(deficit)	(318.4)	(493.1)	(526.3)	(572.4)	3.5
Total Liabilities and Equity	854.5	628.2	609.6	463.6	90.0

Notes to the Selected Historical Financial and Operating Data

1. Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (“GAAP”) in the U.S. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million and $4.7 million for the years ended December 31, 2009 and January 1, 2009, respectively. Regal made Consolidated Theatres payments to NCM LLC pursuant to the revised ESAs, which were $3.9 million and $3.2 million for the years ended December 30, 2010 and December 31, 2009, respectively.

2. Represents the sum of founding member screens.

3. Represents the total screens within NCM LLC’s advertising network.

4. Represents the total number of screens that are connected to our DCN.

5. Represents the total attendance within NCM LLC’s advertising network.

6. Excludes AMC Loews for all periods prior to June 2008 and excludes Star Theatres for periods prior to April 2009. Excludes Consolidated Theatres for all periods presented.

The following table reconciles operating income (loss) to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	National CineMedia, LLC
					Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007	Year Ended Dec. 28, 2006
Operating income (loss)	$190.6	$168.2	$173.2	$161.5	$(4.1)	$(10.0)

Depreciation and amortization	17.8	15.6	12.4	5.0	0.7	4.8

OIBDA	$208.4	$183.8	$185.6	$166.5	$(3.4)	$(5.2)
Severance plan costs	—	—	0.5	1.5	0.4	4.2
Share-based compensation costs/Deferred stock compensation (1)	14.0	5.5	3.4	3.1	0.3	1.9

Adjusted OIBDA	$222.4	$189.3	$189.5	$171.1	$(2.7)	$0.9

Total Revenue	$427.5	$380.7	$369.5	$308.3	$23.6	$219.3
Adjusted OIBDA margin	52.0%	49.7%	51.3%	55.5%	NM	0.4%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, and consumer entertainment programming and corporate communication and marketing events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other unrelated theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and corporate meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events business are distributed primarily to theatres that are digitally equipped with our proprietary DCN technology. In excess of 94% of the aggregate founding member and network affiliate theatre attendance is included in our digital network.

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

Summary Historical and Operating Data

You should read this information together with the other information contained in this document, including “Business-Corporate History”, and our audited historical financial statements and the notes thereto included elsewhere in this document.

The following table presents operating data and OIBDA. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Revenue	$427.5	$380.7	$369.5
Operating income	$190.6	$168.2	$173.2
Adjusted OIBDA	$222.4	$189.3	$189.5
Adjusted OIBDA margin	52.0%	49.7%	51.3%
Net Income Attributable to NCM, Inc.	$29.2	$26.1	$1.0
Net Income per NCM, Inc. Basic Share	$0.63	$0.62	$0.02
Net Income per NCM, Inc. Diluted Share	$0.62	$0.62	$0.02

Total advertising revenue ($ in millions)	$379.4	$335.1	$330.3
Total theatre attendance (in millions)	637.4	667.2	643.0
Total advertising revenue per attendee	$0.60	$0.50	$0.51

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2010 and 2009 contained 52 weeks while fiscal year 2008 contained 53 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 30, 2010	2010
December 31, 2009	2009
January 1, 2009	2008

Results of Operations

Years Ended December 30, 2010 and December 31, 2009

Revenue. Total revenue of the Company for the year ended December 30, 2010 was $427.5 million compared to $380.7 million for the 2009 period, an increase of $46.8 million, or 12.3% over the 2009 period. The increase in total revenue was the result of an increase in total advertising revenue of $44.3 million or 13.2% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 5.5% increase in Fathom Events revenue.

National advertising revenues of $309.1 million (including $37.2 million of beverage revenue) for the year ended December 30, 2010 increased 13.2% from $273.1 million (including $36.3 million of beverage revenue)

for the 2009 period. National advertising revenue (excluding beverage revenue) for the year ended December 30, 2010 increased $35.1 million or 14.8% to $271.9 million compared to $236.8 million for the 2009 period. This increase was due to the continued expansion of our overall client base and a favorable TV advertising scatter market, which contributed to an increase in inventory utilization (excluding beverage revenue) to 101.5% for the year ended December 30, 2010 as compared to 87.5% for the year ended December 31, 2009. Our inventory utilization was also impacted by a 4.4% decrease in advertising impressions available for sale compared to the prior year period due primarily to the lower overall industry attendance, partially offset by the addition of several network affiliate theatre circuits. The higher inventory utilization and robust TV advertising scatter market contributed to a 5.7% increase in national advertising CPM’s (excluding beverage revenue). The 2.5% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to the impact of the annual contractual 6% beverage revenue CPM increase, partially offset by a 3.4% decrease in founding member attendance. The decrease in founding member attendance reflects lower overall industry attendance, offset by the acquisition of certain Kerasotes theatres (previously a network affiliate) by AMC and Regal. Our make-good reserve balance of $2.8 million at December 30, 2010 increased from a balance of $0.3 million at December 31, 2009. This increase is the result of an under-delivery of certain film advertising contracts during the fourth quarter of 2010 related to lower than anticipated theatre attendance, particularly in the PG-13 and R rating categories. The Company expects to recognize the majority of this make-good reserve balance in the first quarter of 2011.

Local advertising revenue increased $8.3 million or 13.4% to $70.3 million for the year ended December 30, 2010 compared to $62.0 million for the 2009 period. The increase is primarily due to increases in the number of larger regional contracts and an increase in the level of spending by smaller businesses. The Company’s number of local advertising contracts increased 8.8%, while the average contract value increased 3.9%. Local revenue per theatre attendee increased 22.2% to $0.11 per attendee for the full year of 2010 compared to $0.09 for the 2009 period, due to the increase in revenue combined with a 4.5% decrease in theatre attendance.

Total advertising revenue (both including and excluding beverage revenue) per attendee for the year ended December 30, 2010 increased 20.0%. Total advertising revenue per attendee (excluding beverage revenue) increased 20.0% to $0.60 from $0.50 for the 2009 period. The increase in the advertising revenue per attendee is due to the impact of a 13.2% increase in total advertising revenue, combined with the 4.5% decrease in theatre attendance.

Fathom Events revenue increased 5.5% or $2.5 million to $48.0 million for the year ended December 30, 2010 compared to the 2009 period. Our Fathom Consumer events revenue increased 10.1% due to increased revenues across the sports, arts and concert categories during the year ended 2010 compared to the 2009 period.

Operating expenses. Total operating expenses for the year ended December 30, 2010 were $236.9 million, an increase of 11.5% from $212.5 million for the 2009 period. Set forth below is a discussion of the more significant operating expenses.

Advertising operating costs. Advertising operating costs of $21.7 million for the year ended December 30, 2010 increased 8.5% from the $20.0 million for the 2009 period. This increase was primarily the result of the 14.5% increase in our revenues (excluding beverage) as the revenue increase resulted in a $0.6 million increase in the payments made to our network affiliate theatre circuits. The impact of significantly higher revenue was partially offset by a decrease of 11.7% in advertising affiliate attendance, primarily due to the AMC and Regal Kerasotes acquisition in the second quarter of 2010, which shifted those theatres and screens from an affiliate revenue share arrangement to the theatre access fee and beverage advertising arrangement set forth in our long-term ESA agreements. Network affiliate attendance represented 11.5% of total attendance for the year ended 2010 versus 12.4% for the 2009 period as the shift from the AMC and Regal Kerasotes acquisition has been partially offset by the addition of new network affiliates. The increase in advertising revenue also contributed to a $0.5 million increase in advertising supply costs, including expenses directly related to the delivery of the advertising pre-show, as well as the incremental expenses related to 3D advertising contracts.

Fathom Events operating costs. Fathom Events operating costs of $32.4 million for the year ended December 30, 2010 increased 11.3% compared to $29.1 million during the 2009 period. The increase was primarily the result of an increase in content payments related to an increase in the number of weekend events, and the increase in variable event expenses related to the event revenue increase. Direct event expenses related to corporate clients increased due to higher concessions and equipment rental driven by the mix of events, while certain other Fathom operating costs, including film rentals, decreased due to the decrease in the Fathom Business division revenues.

Network costs. Network costs of $20.0 million for the year ended December 30, 2010 increased 7.5% compared to $18.6 million for the 2009 period due primarily to an increase in personnel costs, including incentive compensation related to the increased levels of OIBDA versus internal targets, and increased share based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010 as well as an increase in personnel associated with the expansion of the Company’s network. Other operating expenses, including network maintenance and network and media operations, were at levels for the year ended December 30, 2010 that are consistent with those for the 2009 period despite a 3.8% increase in the total digital network screens operated to 16,003 from 15,413 in 2009. This increase is due primarily to the conversion to digital of non-digital screens by certain network affiliates.

Theatre access fees. Theatre access fees were $52.6 million for the year ended December 30, 2010 compared to $52.7 million for the 2009 period. The decrease for 2010 versus the 2009 period was the result of a 3.4% decrease in founding member attendance, due primarily to a weaker theatrical film slate. The impact of the decrease in founding member attendance was partially offset by the increase related to the AMC and Regal Kerasotes acquisition in the second quarter of 2010 and the annual 5% rate increase per digital screen and additional costs related to the new digital cinema screens that the Company began connecting to its network during 2010.

Selling and marketing costs. Selling and marketing costs increased to $57.9 million for the year ended December 30, 2010 compared to $50.2 million for the 2009 period, or an increase of 15.3%. Selling and marketing costs have increased primarily due to local sales commissions as well as other increasing personnel costs, including incentive compensation related to the achievement of annual sales levels in excess of internal targets.

Administrative and other costs. Administrative and other costs for the year ended December 30, 2010 was $34.5 million compared to $26.3 million for the 2009 period, an increase of 31.2%. This increase was primarily due to increased personnel costs, including incentive compensation related to the achievement of increased levels of OIBDA versus internal targets, and increased share based compensation expense due to the annual issuance of share based instruments in the first quarter of 2010.

Depreciation and amortization. Depreciation and amortization expense increased 14.1% or $2.2 million to $17.8 million for the year ended December 30, 2010, compared to $15.6 million for the 2009 period, primarily as a result of increased amortization expense recognized on intangible assets added in accordance with the annual Common Unit Adjustment.

Net income. Net income generated for the year ended December 30, 2010 was $29.2 million an increase of 11.9% over the $26.1 million for the year ended December 31, 2009. The increase was due primarily to the 13.3% increase in operating income offset by an increase in the provision for income taxes and net income attributable to noncontrolling interests. The increase in the provision for income taxes of $0.2 million to $16.8 million for the year ended December 30, 2010 is due primarily to higher taxable income. Net income attributable to noncontrolling interests increased $4.7 million to $79.9 million for the year ended December 30, 2010 due to higher NCM LLC net income partially offset by the impact of the redemption of common membership units during the third quarter of 2010 (see Note 10 to the consolidated financial statements included elsewhere in this document).

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

Selling and marketing costs. Selling and marketing costs increased to $50.2 million for the year ended December 31, 2009 compared to $47.9 million for the 2008 period, or an increase of 4.8%. Selling and marketing costs have increased primarily due to increases in personnel and operating costs of our online business as well as increased marketing initiatives to support our expanding business, an increase in bad debt expense primarily related to our local advertising business, offset slightly by a decrease in local sales commissions associated with lower sales revenues.

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

Net income. Net income generated for the year ended December 31, 2009 was $26.1 million compared to net income for January 1, 2009 of $1.0 million, primarily related to lower net interest expense offset by a higher provision for income taxes, an increase in net income attributable to noncontrolling interests and a prior year impairment charge and charge for distributions to noncontrolling interests in excess of proportionate share of earnings. The decrease in net interest expense is primarily due to a $7.0 million non-cash credit for the year ended December 31, 2009 as compared to a $14.2 million non-cash charge for the year ended January 1, 2009 in interest expense related to the change in fair value of our interest rate hedge of our senior secured credit facility due to the bankruptcy of Lehman as discussed in Note 11 to the consolidated financial statements included elsewhere in this document, as well as lower market interest rates on the unhedged portion of our debt. For the year ended January 1, 2009, we had an $11.5 million non-operating impairment charge which related to our investment in a start-up advertising company as discussed in Note 14 to the consolidated financial statements included elsewhere in this document. The increase in income taxes is due to higher pre-tax income and an increase in the effective state income tax rate. The increase in the net amount attributable to noncontrolling interest is primarily due to the higher amount of income allocable to the noncontrolling interests in fiscal 2008, caused by the items discussed above including the impact of additional common membership units issued in 2009 and by distributions to noncontrolling interest in excess of proportionate share of earnings of $14.9 million recorded for the year ended January 1, 2009 as discussed in Note 10 to the consolidated financial statements included elsewhere in this document.

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, we are cautiously optimistic that the impact to our business associated with these issues will not be significant due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. As noted previously, in the fourth quarter of 2009 and during 2010, we added several new affiliate theatres to our national network including: Galaxy Theatres, LLC; Storyteller Theatres Corporation; Starplex Cinemas; ShowBiz Cinemas; Metropolitan Theatres Corporation, LA Live Theatre, Great Escape Theatres and RC Theatres, and in mid-2011 we will add Consolidated Theatres and Rave Cinemas, LLC, and theatres operated by ShowPlex Cinemas, Inc. In total, these additions will add nearly 58 million new attendees on a full-year pro-forma basis, representing in excess of 550 million new salable advertising impressions. Our sales force either has integrated or will integrate these additional impressions into the advertising sales process during 2010 and 2011 and we expect that the yield on these attendees to be additive to our revenue, operating income and cash flow. We believe that the continued growth of our network will continue to strengthen our selling proposition and competitive positioning versus other national advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2010 and in 2009, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in 2011 and for the foreseeable future.

On May 24, 2010, a subsidiary of AMC Entertainment completed the acquisition of Kerasotes Showplace Theatres, LLC. Certain Kerasotes theatres were later sold to Regal. These theatres and screens were included in our network since January 2008 under a network affiliate agreement with Kerasotes Showplace Theatres, LLC that terminated on May 24, 2010. These theatres and screens remain in our network and became part of our long-term ESA with AMC as of the acquisition date. On June 14, 2010, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued to a subsidiary of AMC Entertainment membership units related to the extraordinary attendance increase created by the acquisition. The issuance of these units resulted in the Company recording an intangible asset at fair value representing the contractual rights associated with the exclusive access to the net new theatre screens and attendance associated with the acquisition. See Note 8 to the consolidated financial statements included elsewhere in this document. The addition of Kerasotes to AMC Entertainment and Regal did not increase our screen count or attendance as it represents a movement of the screens from a network affiliate revenue share structure to the ESA theatre access fee and beverage revenue structure, however, the term of the agreement on these screens is now lengthened from the two years remaining on the existing Kerasotes affiliate agreement to an approximate 27 year term remaining on the ESAs. We expect that the shift from the affiliate revenue share structure to the ESA structure will increase the margins associated with these screens as, after the Common Unit Adjustment, we expect our beverage revenue to increase and our affiliate expense to decrease, partially offset by increases in the theatre access fee and as a result our operating income should increase.

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

During the third quarter of 2010, AMC and Regal completed an underwritten public offering of an aggregate 10,955,471 shares of the Company’s common stock. See Note 10 to the consolidated financial statements included elsewhere in this document. As a result, the Company recorded a net step-up in tax basis related to the investment in NCM LLC of $65.2 million. In addition, we expect the accretion of interest on the discounted payable to founding members to increase approximately $4 million in 2011. The Company’s increased ownership percentage in NCM LLC as a result of this redemption is expected to proportionally reduce net income attributable to noncontrolling interests and increase net income attributable to NCM, Inc.

Our net income and earnings per share could fluctuate significantly with interest rate movements. For example, the change in derivative fair value included in our results of operations increased 176%, or $12.3 million, to a $5.3 million non-cash charge for the year ended December 30, 2010 compared to a $7.0 million non-cash credit for the year ended December 31, 2009 due to fluctuations in market interest rates. We believe these fluctuations are reasonably likely to continue. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 16 included elsewhere in this document.

Our effective tax rate for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was 36.7%, 37.6% and 46.1%, respectively. During fiscal 2008 our effective tax rate included the effect of a valuation allowance. Our tax rate is affected by recurring items and the relative amount of income that NCM, Inc. earns in various state and local jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Refer to Note 8 for additional details on our effective tax rate.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of December 30, 2010, our cash, cash equivalents and short-term investments balance was $82.9 million, a decrease of $8.2 million compared to the balance of $91.1 million as of December 31, 2009. In addition, we had access to $30.0 million on our revolver as of December 30, 2010 for a total liquidity position of $112.9 million. This increase in net cash balances relates primarily to a repayment of our revolving credit balance due to the restructuring of the Lehman portion of the revolving credit balance as discussed further in Note 11 to the consolidated financial statements contained elsewhere in this document. Our net debt balances (debt balance net of cash, cash equivalents and short-term investment balance) decreased $18.9 million compared to the balance at December 31, 2009.

We have generated and used cash as follows (in millions):

	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Operating cash flow	$143.7	$138.3	$124.5
Investing cash flow	$(15.6)	$(10.4)	$(7.5)
Financing cash flow	$(144.8)	$(106.0)	$(68.6)

•

Operating Activities. The increase in cash provided by operating activities for the year ended December 30, 2010 versus the 2009 period was primarily due to the timing of normal operating expenses. The increase in cash provided by operating activities for the year ended December 31, 2009 versus the 2008 period was primarily due to higher revenue levels and changes in the timing of the collection of accounts receivable balances and the timing of payments for normal operating expenditures.

•

Investing Activities. The increase in cash used for investing activities for year ended December 30, 2010 compared to the 2009 period was primarily due to the net cash used to purchase short-term investments consistent with our investment policy and increased capital expenditures offset by the proceeds from the sale of fixed assets to one of our founding members. The increase in cash used for investing activities for the year ended December 31, 2009 versus the 2008 period was primarily due to a decrease in the sale of short term investments offset by lower levels of capital expenditures. The 2008 period included amounts for the purchase of equipment and related installation for certain network affiliate theatres.

•

Financing Activities. The increase in cash used for financing activities for the year ended December 30, 2010 versus the 2009 period was due to an increase in repayments on borrowings on our revolving credit agreement, due to the restructuring of the revolving credit agreement as discussed in Note 11 to the consolidated financial statements. In 2011 we expect to treat the revolving credit facility in a customary manner with regular borrowings and repayments as determined by our operating needs. In addition, in 2010 we distributed additional available cash distributions to our founding members as well as additional cash disbursements for dividends to our stockholders as compared to 2009, which were offset by net proceeds from share-based compensation activities in 2010. The increase in cash used for financing activities for the year ended December 31, 2009 versus the 2008 period was primarily due to lower net proceeds from borrowings and higher available cash distributions to our founding members as defined in the operating agreement.

Our cash balances will fluctuate due to the timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) in the NCM LLC operating agreement to NCM LLC’s founding members, interest payments on our term loan and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common stockholders.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is available cash distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the year ended December 30, 2010 was $156.1 million, of which $71.0 million was distributed to NCM, Inc. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in January 2011 of $0.20 per share (approximately $10.9 million) which will be paid on March 24, 2011. The Company expects the available cash distributions to NCM, Inc. to increase proportionally with the increase in its ownership percentage in NCM LLC due to the redemption of units by two of NCM LLC’s founding members in the third quarter of 2010. See Note 10 to the consolidated financial statements included elsewhere in this document. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the next 12 months at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Capital expenditures. Capital expenditures of NCM LLC have typically been related to digital content system and “back-office” capitalized software upgrades developed primarily by our programmers, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended December 30, 2010 were $10.4 million (including $3.3 million associated with network affiliate additions) compared to $8.6 million (including $0.5 million associated with network affiliate additions) for the 2009 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within NCM LLC’s founding members’ theatres have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the ESAs.

We expect to make approximately $10.0 million to $12.0 million of capital expenditures in fiscal 2011, primarily for upgrades to our digital content system, distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. Our capital expenditures may be increased should we decide to add any additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below. We also expect 2011 depreciation and amortization to increase over 2010 due to the addition of the future common unit adjustment intangible assets.

Financings

Senior secured credit facility. On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The net proceeds of the term loan were used, together with $59.8 million of proceeds from the offering, to redeem all the preferred common membership units of NCM LLC for an aggregate price of $769.5 million. The term loan will be due on the eighth anniversary of the funding. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC. The outstanding balance of the term loan facility at December 30, 2010 was $725.0 million. The outstanding balance under the revolving credit facility at December 30, 2010 was $50.0 million. As of December 30, 2010, the effective rate on the term loan was 5.61% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.06%. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement which is equivalent to Adjusted OIBDA). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 30, 2010, including the consolidated net senior secured leverage ratio of 6.75 times in 2010. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 30, 2010, its consolidated net senior secured leverage ratio was 3.5 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 30, 2010, the Company had approximately 76% hedged. Of the $550.0 million that is hedged, $137.5 million was with Lehman Brothers Special Financing (“LBSF”), a subsidiary of Lehman. On February 8, 2010 NCM LLC entered into a Novation Agreement with LBSF and Barclays pursuant to which Barclays took on all the obligations of LBSF with regard to these hedging arrangements, as further described in Note 16 to the consolidated financial statements included elsewhere in this document. The Company expects to remain in compliance with its covenants and financial ratio requirements as set forth in its credit facility for 2011 based on its budgets.

Critical Accounting Policies

The significant accounting policies of NCM LLC are described in Note 2 of the financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of NCM LLC.

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

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of ASC 718 Compensation—Stock Compensation, and the determination of fair value of options for accounting purposes requires that management make complex estimates and judgments. We utilize the Black-Scholes option pricing model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used. The following assumptions were used in the valuation of the options:

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

•

Expected volatility—NCM closed its IPO on February 13, 2007. Since the length of time our shares have been publicly traded is shorter than the contractual terms of our options, we believe historical volatility may not be completely representative of future stock price trends. As a result, we estimate expected volatility based on comparable companies and industry indexes as well as on our historical volatility for stock price volatility.

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy.

Income Taxes. We account for income taxes in accordance with ASC 740—Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We currently have a $1.7 million valuation allowance against certain of our deferred tax assets as we believe it is more likely than not that we will not realize such assets in future periods as we do not expect offsetting capital gains. In addition, due to the basis differences resulting from our IPO date transactions and subsequent adjustments pursuant to the Common Unit Adjustment Agreement, and entry into the tax receivable agreement with our founding members, we are required to make cash payments to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. The requirements of the tax receivable agreement, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements. If we were to fail to meet certain of the requirements of the tax receivable agreement, we could be subject to additional payments to taxing authorities or to our founding members.

In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We are subject to examination by tax authorities for years beginning with 2007.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 4 to the consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 10 to the consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “—Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations at December 30, 2010 were as follows:

	Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
	(in millions)
Borrowings (1)	$776.2	$1.2	$50.0	$725.0	$—
Future interest on borrowings (2)	181.8	41.7	134.7	5.4	—
Office leases	19.4	1.6	4.4	4.3	9.1
Network affiliate agreements (3)	14.0	4.9	6.7	2.4	—
Payable to founding members under tax sharing agreement (4)	194.0	21.6	40.0	40.0	92.4

Total contractual cash obligations	$1,185.4	$71.0	$235.8	$777.1	$101.5

(1)

We have an $80.0 million variable rate revolving credit facility of which $50.0 million was outstanding at December 30, 2010. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

(2)	The amounts of future interest payments in the table above are based on the amount outstanding on the term loan, estimated rates of interest over the term of the variable rate portion and the rates in effect on our interest rate swaps. The terms of the senior secured credit facility required us to hedge the cash flow variability of interest for at least 50% of the term loan. In March of 2007, NCM LLC entered into fixed interest rate swap arrangements hedging $550.0 million ($137.5 million of which was with Lehman and in February 2010 was transferred to Barclays) of the $725.0 million senior secured credit facility at a fixed interest rate of 6.734%. In addition, we have a variable rate revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

(3)	The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to its network affiliates. No revenue guarantee amounts have ever been paid under these agreements and no liabilities were recorded as of December 30, 2010. For additional details see the information provided under Note 14 to the consolidated financial statements included elsewhere in this document.

(4)	The tax receivable agreement entered into at the completion of our IPO provides for the payment by us to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets. The payments to the founding members are based, in part, on actual annual income and as such, will vary based on our operating results. The value in the table represents the estimated amounts payable under the tax receivable agreement as of December 30, 2010.

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

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the attendance patterns within the film exhibition industry as well as the timing of marketing expenditures by our advertising clients. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower theatre industry attendance levels and lower advertising client demand. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734%. The current interest rates on that debt are lower than those implicit in the hedge, thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $2.3 million for an annual period on a total of $225.0 million of unhedged debt (which includes $50.0 million outstanding on our revolver). Because each of our interest rate swaps was in a liability position at December 30, 2010, we are not currently exposed to counterparty risk related to the swaps.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of December 30, 2010, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 30, 2010 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 30, 2010, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 30, 2010 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 30, 2010 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 30, 2010 of the Company and our report dated February 24, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 24, 2011

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference from the Proxy Statement under the heading “Proposal 1 - Election of Directors.”

The information required by this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant.”

Information regarding compliance with Section 16(a) of the Exchange Act by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

For information with respect to the security ownership of directors, executive officers and holders of more than 5% of a class of our voting securities, see the Proxy Statement under the heading “Beneficial Ownership,” which information is incorporated herein by reference.

For equity incentive plan information, see the Proxy Statement under the heading “Equity Incentive Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the Proxy Statement under the heading “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

For information with respect to director independence, see the Proxy Statement under the heading “Proposal 1 - Election of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item with respect to principal accounting fees and services is incorporated herein by reference from the Proxy Statement under the heading “Fees Paid to Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

See Index to Financial Statements on page F-1.

(b) Exhibits

See Exhibit Index, beginning on page 66.

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Dated:	February 25, 2011	/S/ KURT C. HALL
Kurt C. Hall President and Chief Executive Officer (Principal Executive Officer)

Dated:	February 25, 2011	/S/ GARY W. FERRERA
Gary W. Ferrera Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KURT C. HALL	President, Chief Executive Officer	February 25, 2011
Kurt C. Hall	(Principal Executive Officer)

/S/ GARY W. FERRERA Gary W. Ferrera	Executive Vice President and Chief Financial Officer	February 25, 2011
(Principal Accounting and Financial Officer)

/S/ MICHAEL L. CAMPBELL	Director	February 25, 2011
Michael L. Campbell

/S/ LAWRENCE A. GOODMAN	Director	February 25, 2011
Lawrence A. Goodman

/S/ DAVID R. HAAS	Director	February 25, 2011
David R. Haas

/S/ JAMES R. HOLLAND, JR.	Director	February 25, 2011
James R. Holland, Jr.

/S/ STEPHEN L. LANNING	Director	February 25, 2011
Stephen L. Lanning

/S/ GERARDO I. LOPEZ	Director	February 25, 2011
Gerardo I. Lopez

/S/ EDWARD H. MEYER	Director	February 25, 2011
Edward H. Meyer

/S/ LEE ROY MITCHELL	Director	February 25, 2011
Lee Roy Mitchell

/S/ SCOTT N. SCHNEIDER	Director	February 25, 2011
Scott N. Schneider

INDEX TO EXHIBITS

Exhibit	Reference	Description

1.1	(31)	Underwriting Agreement dated as of August 12, 2010, by and among National CineMedia, Inc., National CineMedia, LLC, American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Regal CineMedia Holdings, LLC and Credit Suisse Securities (USA) LLC (as Representative of the Several Underwriters).

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.1	(24)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.2	(30)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(20)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.2	(32)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(21)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.2	(33)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

Exhibit	Reference	Description

10.4.1	(22)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.2	(34)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(19)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

10.13	(3)	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note).

Exhibit	Reference	Description

10.13.1	(28)	Amendment, Resignation, Waiver, Consent And Appointment Agreement dated as of March 31, 2010 by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note); and Barclays Bank PLC as successor administrative agent.

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.17.2	(27)	Separation Agreement and Release and Consulting Agreement dated as of December 2, 2009 by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(23)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(4)	National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.19.1	(23)	First Amendment to National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.19.2	(25)	Second Amendment to National CineMedia, Inc. 2007 Equity Incentive Plan. +

10.20	(5)	Form of Option Substitution Award. +

10.21	(6)	Form of Restricted Stock Substitution Award. +

10.22	(7)	Form of Stock Option Agreement. +

10.22.1	(23)	Form of 2009 Stock Option Agreement. +

10.22.2	(36)	Form of 2010 Stock Option Agreement. +

10.22.3	*	Form of 2011 Stock Option Agreement. +

10.23	(8)	Form of Restricted Stock Agreement. +

10.23.1	(23)	Form of 2009 Restricted Stock Agreement. +

10.23.2	(36)	Form of 2010 Restricted Stock Agreement. +

10.23.3	*	Form of 2011 Restricted Stock Agreement. +

Exhibit	Reference	Description

10.24	(9)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.25	(10)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(11)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(12)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.28	(13)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(14)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(15)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.32	(17)	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.34	(23)	Form of Restricted Stock Unit Agreement. +

10.35	(26)	National CineMedia, Inc. 2009 Performance Bonus Plan +

10.36	(36)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.37	(36)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.38	(29)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.

10.39	(35)	National CineMedia, Inc. 2010 Performance Bonus Plan. +

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

99.1	*	The audited financial statements of National CineMedia, LLC as of and for the year ended December 30, 2010 (and comparative periods).

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

(4)	Incorporated by reference to Exhibit 4.3 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(5)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(6)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(7)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(8)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(9)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.

(10)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.

(11)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.

(12)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(13)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(14)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(15)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(16)	Incorporated by reference to Exhibit 10.5 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(17)	Incorporated by reference to Exhibit 10.6 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.

(18)	Incorporated by reference to Appendix B from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 28, 2008.

(19)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.

(20)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.

(21)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.

(22)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.

(23)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.

(24)	Incorporated by reference to Exhibit 10.1.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.

(25)	Incorporated by reference to Appendix B from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 19, 2009.

(26)	Incorporated by reference to Appendix A from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 19, 2009.

(27)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on December 21, 2009.

(28)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 6, 2010.

(29)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.

(30)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.

(31)	Incorporated by reference to Exhibit 1.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 13, 2010.

(32)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.

(33)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.

(34)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.

(35)	Incorporated by reference to Appendix A from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 18, 2010.

(36)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary as of December 30, 2010 and December 31, 2009 and the related statements of operations, equity / (deficit) and comprehensive income and cash flows for the years ended December 30, 2010, December 31, 2009 and January 1, 2009. These financial statements are the responsibility of the Company’s management.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc. and subsidiary as of December 30, 2010 and December 31, 2009 and the results of their operations and their cash flows for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 24, 2011

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74.4	$91.1
Short-term investments	8.5	0.0
Receivables, net of allowance of $3.7 and $3.6 million, respectively	100.7	89.3
Prepaid expenses	1.7	1.6
Other assets	3.9	3.0

Total current assets	189.2	185.0
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $46.4 and $39.3 million, respectively	19.8	23.7
INTANGIBLE ASSETS, net of accumulated amortization of $10.8 and $4.4 million, respectively	275.2	134.2
OTHER ASSETS:
Deferred tax assets, net of valuation allowance of $1.7 and $1.9 million, respectively	355.7	267.7
Debt issuance costs, net	7.3	9.2
Other investment	6.7	7.4
Other long-term assets	0.6	1.0

Total other assets	370.3	285.3

TOTAL	$854.5	$628.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	25.2	29.8
Payable to founding members under tax sharing agreement	21.6	17.6
Accrued expenses	8.9	12.9
Income tax payable	1.2	3.8
Current portion of long-term debt	1.2	4.3
Current portion of interest rate swap agreements	25.3	24.4
Accrued payroll and related expenses	12.7	9.3
Accounts payable	11.8	11.7
Deferred revenue	3.8	2.7
Other liabilities	0.2	0.1

Total current liabilities	111.9	116.6
NON-CURRENT LIABILITIES:
Borrowings	775.0	799.0
Deferred tax liability	68.1	53.3
Payable to founding members under tax sharing agreement	172.4	121.9
Interest rate swap agreements	45.5	30.2
Other long-term liabilities	0.0	0.3

Total non-current liabilities	1,061.0	1,004.7

Total liabilities	1,172.9	1,121.3

COMMITMENTS AND CONTINGENCIES (NOTE 14)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	0.0	0.0
Common stock, $0.01 par value; 120,000,000 shares authorized, 53,549,477 and 42,121,747 issued and outstanding, respectively	0.5	0.4
Additional paid in capital (deficit)	(373.3)	(490.2)
Retained earnings (distributions in excess of earnings)	(20.5)	(14.5)
Accumulated other comprehensive loss	(17.5)	(11.8)

Total NCM, Inc. stockholders’ equity/(deficit)	(410.8)	(516.1)
Noncontrolling interests	92.4	23.0

Total equity/(deficit)	(318.4)	(493.1)

TOTAL	$854.5	$628.2

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
REVENUE:
Advertising (including revenue from founding members of $38.5, $38.2 and $45.6 million, respectively)	$379.4	$335.1	$330.3
Fathom Events	48.0	45.5	38.9
Other	0.1	0.1	0.3

Total	427.5	380.7	369.5

OPERATING EXPENSES:
Advertising operating costs	21.7	20.0	18.7
Fathom Events operating costs (including costs to founding members of $7.3, $6.7, and $6.0 million, respectively)	32.4	29.1	25.1
Network costs	20.0	18.6	17.0
Theatre access fees—founding members	52.6	52.7	49.8
Selling and marketing costs	57.9	50.2	47.9
Administrative and other costs	34.5	26.3	24.9
Severance plan costs	0.0	0.0	0.5
Depreciation and amortization	17.8	15.6	12.4

Total	236.9	212.5	196.3

OPERATING INCOME	190.6	168.2	173.2

Interest Expense and Other, Net:
Borrowings	44.4	47.1	51.8
Change in derivative fair value	5.3	(7.0)	14.2
Accretion of interest on the discounted payable to founding members under tax sharing agreement	14.5	11.8	12.0
Interest income and other	(0.2)	(2.4)	(1.0)

Total	64.0	49.5	77.0
Impairment and related loss	0.0	0.0	11.5

INCOME BEFORE INCOME TAXES	126.6	118.7	84.7
Provision for Income Taxes	16.8	16.6	13.7
Equity loss from investment, net	0.7	0.8	0.0

CONSOLIDATED NET INCOME	109.1	101.3	71.0
Less: Net Income Attributable to Noncontrolling Interests	79.9	75.2	55.1
Less: Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	0.0	0.0	14.9

NET INCOME ATTRIBUTABLE TO NCM, INC	$29.2	$26.1	$1.0

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.63	$0.62	$0.02
Diluted	$0.62	$0.62	$0.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	46,369,411	42,118,639	42,040,879
Diluted	46,959,992	42,403,135	42,041,305

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

		NCM, Inc.
		Class A Common Stock
	Consolidated	Shares	Amount	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 31, 2009	$(493.1)	42,121,747	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(85.1)	0.0	0.0	0.0	0.0	0.0	(85.1)
Subsidiary equity issued for purchase of intangible asset	151.3	0.0	0.0	58.9	0.0	0.0	92.4
Income tax and other impacts of subsidiary ownership changes	24.9	0.0	0.0	42.6	0.0	(2.4)	(15.3)
Issuance of shares	174.6	10,955,471	0.1	174.5	0.0	0.0	0.0
NCM, Inc. investment in subsidiary	(174.9)	0.0	0.0	(174.9)	0.0	0.0	0.0

Net impact to Consolidated Equity	(0.3)		0.1	(0.4)
Comprehensive Income (loss):
Unrealized loss on cash flow hedge, net of tax	(8.9)	0.0	0.0	0.0	0.0	(3.3)	(5.6)
Net income, net of tax	109.1	0.0	0.0	0.0	29.2	0.0	79.9

Total Comprehensive Income, net of tax	100.2				29.2	(3.3)	74.3

Share-based compensation	18.9	472,259	0.0	15.8	0.0	0.0	3.1
Cash dividends declared $0.72 per share	(35.2)	0.0	0.0	0.0	(35.2)	0.0	0.0

Balance—December 30, 2010	$(318.4)	53,549,477	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4

Balance—January 1, 2009	$(526.3)	42,109,966	$0.4	$(494.9)	$(13.1)	$(18.7)	$0.0
Distributions to Members	(81.6)	0.0	0.0	0.0	0.0	0.0	(81.6)
Subsidiary equity issued for purchase of intangible asset	28.5	0.0	0.0	11.8	0.0	0.0	16.7
Impacts of subsidiary ownership changes	(14.7)	0.0	0.0	(11.4)	0.0	0.4	(3.7)
Comprehensive Income:
Unrealized gain on cash flow hedge, net of tax	21.7	0.0	0.0	0.0	0.0	6.5	15.2
Net income , net of tax	101.3	0.0	0.0	0.0	26.1	0.0	75.2

Total Comprehensive Income, net of tax	123.0				26.1	6.5	90.4

Share-based compensation	5.5	11,781	0.0	4.3	0.0	0.0	1.2
Cash dividends declared $0.64 per share	(27.5)	0.0	0.0	0.0	(27.5)	0.0	0.0

Balance—December 31, 2009	$(493.1)	42,121,747	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0

(continued)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

		NCM, Inc.
		Class A Common Stock
	Consolidated	Shares	Amount	Additional Paid in Capital (Deficit)	Retained Earnings (Distrib. in Excess of Earnings)	Accum. Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance — December 27, 2007	$(572.4)	42,000,000	$0.4	$(581.1)	$12.2	$(3.9)	$0.0
Distributions to Members	(75.5)	0.0	0.0	0.0	0.0	0.0	(75.5)
Contributions from Members	5.2	0.0	0.0	0.0	0.0	0.0	5.2
Subsidiary equity issued for purchase of intangible asset	116.1	0.0	0.0	49.2	0.0	0.0	66.9
Income tax and other impacts of subsidiary ownership changes	1.1	0.0	0.0	(0.2)	0.0	0.2	1.1
Comprehensive Income (loss):
Unrealized (loss) on cash flow hedge, net of tax	(49.1)	0.0	0.0	0.0	0.0	(15.0)	(34.1)
Net income, net of tax	71.0	0.0	0.0	0.0	1.0	0.0	70.0

Total Comprehensive Income, net of tax	21.9				1.0	(15.0)	35.9

Share-based compensation	3.6	109,966	0.0	3.0	0.0	0.0	0.6
Cash dividends declared $0.62 per share	(26.3)	0.0	0.0	0.0	(26.3)	0.0	0.0
Recovery of Deficit in Noncontrolling Interest	0.0	0.0	0.0	34.2	0.0	0.0	(34.2)

Balance—January 1, 2009	$(526.3)	42,109,966	$0.4	$(494.9)	$(13.1)	$(18.7)	$0.0

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$109.1	$101.3	$71.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	10.1	13.3	8.2
Depreciation and amortization	17.8	15.6	12.4
Non-cash share-based compensation	14.0	5.5	3.9
Excess tax benefit from share-based compensation	(0.3)	0.0	0.0
Non-cash impairment and related loss	0.0	0.0	11.5
Accretion of interest on the discounted payable to founding members under tax sharing agreement	14.5	11.8	12.0
Net unrealized loss (gain) on hedging transactions	5.3	(7.0)	14.2
Equity loss from investment	0.7	0.8	0.0
Amortization of debt issuance costs	1.9	1.9	1.9
Other non-cash operating activities	0.6	(2.6)	(0.4)
Changes in operating assets and liabilities:
Receivables—net	(11.4)	2.9	1.0
Accounts payable and accrued expenses	(1.0)	7.9	(1.9)
Amounts due to founding members	0.8	1.4	(0.6)
Payment to founding members under tax sharing agreement	(16.7)	(13.3)	(11.2)
Income taxes and other	(2.5)	(0.5)	2.1
Other operating	0.8	(0.7)	0.4

Net cash provided by operating activities	143.7	138.3	124.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(8.4)	(16.6)
Proceeds from sale of property and equipment to founding member	3.0	0.0	0.0
Purchase of short-term investments	(10.7)	0.0	0.0
Proceeds from sale of short-term investments	2.2	0.0	9.1
Increase in investment in affiliate	0.0	(2.0)	0.0

Net cash used in investing activities	(15.6)	(10.4)	(7.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(34.7)	(27.5)	(26.3)
Proceeds from borrowings	124.3	0.0	139.0
Repayments of borrowings	(152.5)	(3.0)	(124.0)
Founding member integration payments	3.9	3.6	9.7
Distributions to founding members	(90.5)	(79.1)	(67.2)
Payment of offering costs and fees	(0.3)	0.0	0.0
Excess tax benefit from share-based compensation	0.3	0.0	0.0
Proceeds from stock option exercises	4.9	0.0	0.6
Repurchase of stock for restricted stock tax withholding	(0.2)	0.0	(0.4)

Net cash used in financing activities	(144.8)	(106.0)	(68.6)

CHANGE IN CASH AND CASH EQUIVALENTS	(16.7)	21.9	48.4
CASH AND CASH EQUIVALENTS:
Beginning of period	91.1	69.2	20.8

End of period	$74.4	$91.1	$69.2

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Supplemental disclosure of non-cash financing and investing activity:
Contribution for severance plan payments	$0.0	$0.0	$0.5
Purchase of an intangible asset with subsidiary equity	$151.3	$28.5	$116.1
Purchase of subsidiary equity with NCM, Inc. equity	$174.9	$0.0	$0.0
Settlement of put liability by issuance of debt	$0.0	$7.0	$0.0
Assets acquired in settlement of put liability	$0.0	$2.5	$0.0
Increase in dividends not requiring cash in the period	$0.5	$0.0	$0.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.8	$38.8	$48.3
Cash paid for income taxes	$8.6	$2.1	$0.9

See accompanying notes to consolidated financial statements.

1. THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, Fathom entertainment programming events and corporate events under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. NCM LLC also provides such services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

At December 30, 2010, NCM LLC had 110,752,192 common membership units outstanding, of which 53,549,477 (48.3%) were owned by NCM, Inc., 21,452,792 (19.4%) were owned by Regal, 18,803,420 (17.0%) were owned by AMC, and 16,946,503 (15.3%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis. During the third quarter of 2010, AMC and Regal completed a common unit membership redemption and an underwritten public offering of an aggregate 10,955,471 shares of the Company’s common stock (see Note 10).

Basis of Presentation

The Company has prepared its consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

The Company’s initial public offering (“IPO”) was completed in February 2007. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 10, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business. In addition, the Company adopted accounting guidance for noncontrolling interests effective January 2, 2009, which changed the manner of presentation and related disclosures for the noncontrolling interest in a subsidiary. The presentation changes are reflected retrospectively in the Company’s consolidated financial statements and Note 17. ASC 810 also changed the measurement principles for noncontrolling interests by permitting the recognition of a deficit balance. Since the measurement principles cannot be applied retrospectively, the deficit in NCM LLC’s equity accounts due to distributions at the time of the IPO and related transactions, are reported at zero for all periods through January 1, 2009. The noncontrolling interest in NCM LLC’s deficit through January 1, 2009, has been charged against NCM, Inc.’s additional paid-in capital (deficit).

Reclassifications—Certain reclassifications of previously reported amounts within operating activities in the statement of cash flows have been made to conform to the current year presentation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year, as was the case for fiscal year 2008.

Segment Reporting—Segments are accounted for under ASC 280 Segment Reporting. Refer to Note 18.

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

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 30, 2010 were $1.5 million and $1.1 million, respectively and were not material to the Company’s consolidated statement of operations for the years ended December 31, 2009 and January 1, 2009.

Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, and to a lesser degree, production costs of non-digital advertising, and payments due to unaffiliated theatre circuits under the network affiliate agreements.

Fathom Events operating costs include equipment rental, catering, movie tickets acquired primarily from the founding members, revenue share under the amended and restated ESAs and other direct costs of the meeting or event.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocable between the advertising business and the Fathom Events business.

Leases—The Company leases various office facilities under operating leases with terms ranging from 3 to 15 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statement of operations.

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available for sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—At December 30, 2010 and December 31, 2009, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 30, 2010, there was two advertising agency groups through which the Company sources national advertising revenue representing approximately 17% and 21%, of the Company’s outstanding gross receivable balance, respectively; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 31, 2009 there was one advertising agency group through which the Company sources national advertising revenue representing approximately 19% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Receivables consisted of the following, in millions:

	As of December 30, 2010	As of December 31, 2009
Trade accounts	$100.9	$91.6
Other	3.5	1.3
Less allowance for doubtful accounts	(3.7)	(3.6)

Total	$100.7	$89.3

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 5. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network that is located within the theatre is owned by the founding members, while equipment outside the theatre is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and web site development costs, which are included in equipment, are depreciated over three to five years. As of December 30, 2010 and December 31, 2009, the Company had a

net book value of $9.2 million and $11.0 million, respectively, of capitalized software and web site development costs. Approximately $6.5 million, $6.7 million and $4.9 million was recorded for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, in depreciation expense. For the years ended December 30, 2010, December 31, 2009 and January 1, 2009 the Company recorded $1.2 million, $1.6 million and $1.2 million in research and development expense, respectively.

Construction in progress includes costs relating to installations of equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment annually. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 6. The Company records amortization using the straight-line method over the estimated useful life of the intangibles, corresponding to the term of the ESAs. During the year ended December 30, 2010, NCM LLC recorded an intangible asset of $111.5 million, which is amortized over a weighted average amortization period of 26.7 years, and a second addition of $39.8 million, which is amortized over a weighted average amortization period of 27.0 years. As of December 30, 2010, the gross carrying amount of the intangible assets is $286.0 million, with a remaining weighted average amortization period of 27.0 years.

Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2010 and 2009 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

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

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company’s unrecognized tax benefits or related interest and penalties are immaterial. Refer to Note 8.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Beginning Balance	$(11.8)	$(18.7)	$(3.9)
Change in fair value on cash flow hedge, net of tax of $2.5, $(3.9) and $10.1 million, respectively	(9.7)	20.9	(49.4)
Noncontrolling interest	5.6	(15.2)	34.1
Impact of change in ownership	(2.4)	0.4	0.2
Reclassifications into earnings, net of tax of $(0.5), $(0.5) and $(0.1) million, respectively	0.8	0.8	0.3

Ending Balance	$(17.5)	$(11.8)	$(18.7)

Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 11, there is a balance of $7.3 million and $9.2 million in deferred financing costs as of December 30, 2010 and December 31, 2009, respectively. These debt issuance costs are being amortized over the terms of the underlying obligation and are included in interest expense. For each of the years ended December 30, 2010, December 31, 2009, and January 1, 2009 we amortized $1.9 million.

Other Investment— Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments—Equity Method and Joint Ventures (“ASC 323-10”) because we exerted “significant influence” over, but did not control, the policy and decisions of RMG, due to ownership of approximately 24% of the issued and outstanding preferred and common stock of RMG. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG resulting in cost method accounting. At December 30, 2010, the Company’s ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG. The investment in RMG and the Company’s share of its operating results through December 30, 2010 are not material to the Company’s financial position or results of operations and as a result summarized financial information is not presented. Refer to Notes 14 and 15 for additional discussion.

Share-Based Compensation—Stock-based employee compensation is accounted for at fair value under ASC 718 Compensation—Stock Compensation. Refer to Note 12.

Derivative Instruments—Derivative Instruments are accounted for under ASC 815 Derivatives and Hedging. Refer to Note 16.

Current Liabilities—For the year ended December 31, 2009, the Company presented the liability for interest rate swap agreements in a single line on its Consolidated Balance Sheet in other non-current liabilities. However, after further review, the Company determined that the current portion of the liability should be reclassified and presented with total current liabilities. As a result, the Company has restated its Consolidated Balance Sheet to reflect this classification. The correction has no effect on total assets, total liabilities, total equity/deficit, the Consolidated Statements of Operations, or the Consolidated Cash Flows from Operations.

The following is a summary of the effects of the restatement on our Consolidated Balance Sheet as of December 31, 2009:

	CONSOLIDATED BALANCE SHEET As of December 31, 2009
	As Previously Reported	As Restated
Current portion of interest rate swap agreements	0.0	$24.4
Total current liabilities	$92.2	$116.6
Interest rate swap agreements	$54.6	$30.2
Total other liabilities	$1,029.1	$1,004.7

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

	Year Ended December 30, 2010	Year Ended December 31, 2009	Year Ended January 1, 2009
Net Income Attributable to NCM, Inc. (in millions)	$29.2	$26.1	$1.0

Weighted average shares outstanding:
Basic	46,369,411	42,118,639	42,040,879
Add: Dilutive effect of stock options and restricted stock	590,581	284,496	426

Diluted	46,959,992	42,403,135	42,041,305

Earnings per NCM, Inc. share:
Basic	$0.63	$0.62	$0.02
Diluted	$0.62	$0.62	$0.02

The effect of the 60,720,784, 59,003,528 and 55,608,459, exchangeable NCM LLC common units held by the founding members for the years ended December 30, 2010, December 31, 2009, and January 1, 2009, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 105,750, 681,754, and 915,499 stock options and 73,677, 18,793 and 52,208 non-vested (restricted) shares for the years ended December 30, 2010, December 31, 2009, and January 1, 2009, respectively, excluded from the calculation as they were antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

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

5. PROPERTY AND EQUIPMENT

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Equipment, computer hardware and software	$63.3	$60.6
Leasehold Improvements	1.7	1.6
Less accumulated depreciation	(46.4)	(39.3)

Subtotal	18.6	22.9
Construction in Progress	1.2	0.8

Total property and equipment	$19.8	$23.7

For the years ended December 30, 2010, December 31, 2009, and January 1, 2009, the Company recorded depreciation of $11.4 million, $12.5 million, and $10.2 million, respectively.

6. INTANGIBLE ASSETS

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

Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after 2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Beginning balance	$134.2	$111.8
Purchase of intangible asset subject to amortization	151.3	28.5
Less integration payments (1)	(3.9)	(3.2)
Less amortization expense	(6.4)	(2.9)

Total intangible assets	$275.2	$134.2

(1)	See Note 10 for further information on integration payments.

For the years ended December 30, 2010, December 31, 2009 and January 1, 2009 the Company recorded amortization of $6.4 million, $2.9 million and $1.5 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2011	$9.9
2012	10.5
2013	10.5
2014	10.5
2015	10.5

7. ACCRUED EXPENSES

	As of December 30, 2010	As of December 31, 2009
	(in millions)
Make-good reserve	$2.8	$0.3
Accrued interest	2.1	9.8
Other accrued expenses	4.0	2.8

Total accrued expenses	$8.9	$12.9

8. INCOME TAXES

The Company has provided total income taxes, as follows (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Current:
Federal	$6.0	$2.9	$4.8
State	0.7	0.4	0.7

Total current income taxes	$6.7	$3.3	$5.5
Deferred:
Federal	$9.1	$11.6	$5.5
State	1.2	1.8	0.7

Total deferred income taxes	$10.3	$13.4	$6.2

Valuation allowance	(0.2)	(0.1)	2.0

Total income tax provision on Consolidated Statements of Operations	$16.8	$16.6	$13.7

Income (benefit) tax on other comprehensive income	$(2.0)	$4.4	$(10.0)

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 35% was (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Provision calculated at federal statutory income tax rate:
Income (Loss) Before Income Taxes	$44.0	$41.2	$29.6
Less: Noncontrolling Interests	(28.0)	(26.3)	(19.2)

Income (Loss) Attributable to NCM, Inc.	16.0	14.9	10.4
State and local income taxes, net of federal benefit	1.4	2.1	1.4
Change in valuation allowance	(0.2)	(0.1)	2.0
Other	(0.4)	(0.3)	(0.1)

Total income tax provision	$16.8	$16.6	$13.7

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

	As of December 30, 2010	As of December 31, 2009
Deferred tax assets:
Excess of tax basis over book basis—investment in consolidated subsidiary NCM LLC (1)(2)	$336.9	$255.4
Unrealized loss on hedging transactions and investments	15.1	12.4
Other	9.3	4.8

Total deferred tax assets	361.3	272.6
Valuation allowance	(1.7)	(1.9)

Total deferred tax assets, net of valuation allowance (3)	$359.6	$270.7

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members under tax sharing agreement (4)	$65.8	$51.0
Other	2.5	2.4

Total deferred tax liabilities (5)	$68.3	$53.4

(1)	The Company recorded a tax basis adjustment to reflect the Company’s share of the tax basis in excess of the book basis in the underlying assets of NCM LLC. NCM LLC made an election under Section 754 of the Internal Revenue Code when its tax return was prepared resulting in the positive tax basis adjustment on its tax-basis balance sheet of the Company for its acquired share of NCM LLC’s assets. The vast majority of this tax basis adjustment is attributable to intangible assets that are amortized over the remainder of the 15-year period for federal income tax purposes. For the year ended December 30, 2010, this caused an increase in the basis of $14.7 million.

The deferred tax asset for the investment in NCM LLC reflects the tax effected difference between the Company’s tax basis and its financial reporting basis. The basis difference results in part from the payments made to the founding members at the date of the IPO that were accounted for as distributions under generally accepted accounting principles, but which are treated as creating an amortizable asset for federal income tax purposes. In addition, the Company recorded a step-up in tax basis related to the investment in NCM LLC, which was not recorded for financial reporting purposes as well as an increase due to the common unit membership redemption further described in Note 10. Finally, the Company recorded a step-up in tax basis as a result of payments made by NCM, Inc. to the founding members under the tax receivable agreement.

(2)	For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of the founding members agreeing to modify NCM LLC’s payment obligations under the ESAs and as a result of the common unit adjustments, which are further described in Note 6. However, due to differences in tax and book measurement principles, there was a temporary difference in the recorded amounts for tax and book purposes. The amount reflects the tax effect of NCM, Inc.’s share of this intangible asset, which is amortized over the remainder of the 30-year life for federal income tax purposes. In addition, the deferred tax asset was adjusted to reflect the changes in ownership that occurred during the year due to the common unit adjustments further described in Note 6 and the common unit membership redemption further described in Note 10. For the year ended December 30, 2010, this caused an increase in the basis of $4.6 million.

(3)	Represents $3.9 million and $3.0 million included in “Other current assets” and $355.7 million and $267.7 million in “Deferred tax assets” at December 30, 2010 and December 31, 2009, respectively, in the Consolidated Balance Sheets.

(4)	NCM, Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a deferred tax liability. The Company recorded accretion of interest on the discounted payable of $14.5 million and $11.8 million for the year ended December 30, 2010 and December 31, 2009, respectively.

(5)	Represents $0.2 million and $0.1 million included in “Other current liabilities” and $68.1 million and $53.3 million in “Deferred tax liability” at December 30, 2010 and December 31, 2009, respectively, in the Consolidated Balance Sheets.

On the IPO date, NCM, Inc. and the founding members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement shall apply to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. The Company paid the founding members $11.2 million in 2008 for the 2007 taxable year, $13.3 million in 2009 for the 2008 taxable year and $16.7 million in 2010, of which $14.0 million was for the 2009 taxable year and $2.7 million was for the 2008 taxable year. In 2011 the Company expects to make an additional $1.6 million payment for the 2009 taxable year and $20.0 million for the 2010 taxable year.

In assessing the realizable value of deferred tax assets, primarily arising in connection with the IPO, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $1.7 million and $1.9 million at December 30, 2010 and December 31, 2009, respectively, for its deferred assets related to the impairment loss recorded for an investment for which management believes it is more likely than not that these deferred tax assets will not be realized in future periods.

As of December 30, 2010 or December 31, 2009, there were no material expense or liability recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

The Company is subject to taxation in the U.S. and various states. As of December 30, 2010, the Company’s tax years beginning with 2007 are subject to examination by the tax authorities.

9. CAPITAL STOCK

As of December 30, 2010, the Company has authorized capital stock of 120,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were no shares of preferred stock issued or outstanding as of December 30, 2010. There were 53,549,477 shares of common stock issued and outstanding as of December 30, 2010.

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

In addition, as of December 30, 2010, the Company had 1,690,186 shares reserved for future issuance under its Equity Incentive Plan.

10. RELATED-PARTY TRANSACTIONS

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. The total theatre access fee to the founding members for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $52.6 million, $52.7 million and $49.8 million, respectively.

Under the ESAs, for the years ended December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. For the year ended January 1, 2009, two of the founding members purchased 90 seconds and one purchased 60 seconds of on-screen advertising time under their beverage concessionaire agreement. The total revenue related to the beverage concessionaire agreements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 was $37.2 million, $36.3 million and $43.3 million, respectively. In addition, the Company made payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $7.3 million, $6.7 million, and $6.0 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the years ended December 30, 2010, December 31, 2009, and January 1, 2009 are as follows (in millions):

	2010	2009	2008
AMC	$28.8	$25.8	$24.3
Cinemark	24.0	20.8	18.5
Regal	32.3	34.9	32.7
NCM, Inc.	71.0	57.8	55.6

Total	$156.1	$139.3	$131.1

The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was included in amounts due to founding members at December 30, 2010 and will be made in the first quarter of 2011.

During the fiscal year ended January 1, 2009, the Company recorded $14.9 million of distributions (adjusted for distributions funded by cash capital contributions from the founding members) to the noncontrolling interests in excess of their proportionate share of earnings, with a corresponding credit to additional paid in capital (deficit) pursuant to EITF No. 95-7, Implementation Issued Related to the Treatment of Minority Interests in Certain Real Estate Investments Trusts. Beginning with the adoption of ASC 810 at the start of its 2009 fiscal year, EITF No. 95-7 has been nullified and the Company returned to recording all distributions through equity in the same manner it had done prior to 2008. ASC 810 prohibited retrospective adoption.

On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit. The Loews screen integration agreement, effective as of January 5, 2007 and amended and restated as of February 13, 2007, between NCM LLC and AMC, committed AMC to cause substantially all of the theatres it acquired as part of the Loews theatre circuit to be included in the NCM digital network in accordance with the ESAs on June 1, 2008. In accordance with the Loews screen integration agreement, prior to June 1, 2008 AMC paid the Company amounts based on an agreed-upon calculation to reflect cash amounts that approximated what NCM LLC would have generated if the Company sold on-screen advertising in the Loews theatre chain on an exclusive basis. These AMC Loews payments were made on a quarterly basis in arrears through May 31, 2008, with the exception of Star Theatres, which were paid through February 2009 in accordance with certain run-out provisions. For the years ended December 31, 2009 and January 1, 2009, the AMC Loews payment was $0.1 million and $4.7 million, respectively. The AMC Loews payment was recorded directly to NCM LLC’s members’ equity account.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through mid-2011 in accordance with certain run-out provisions. For the years ended December 30, 2010, December 31, 2009 and January 1, 2009, the Consolidated Theatres payment was $3.9 million, $3.2 million and $2.8 million, respectively and represents a cash element of the consideration received for the common membership units issued. The Consolidated Theatres payment of $1.2 million for the quarter ended December 30, 2010 was included in amounts due from founding members at December 30, 2010 and will be received in the first quarter of 2011.

In connection with AMC’s acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	0.4	0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	7.5	8.9	$25.2

Amounts due to founding members at December 31, 2009 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.5)	(0.5)	(0.5)	(1.5)
Distributions payable, net	9.9	7.9	12.1	29.9

Total	$9.9	$7.8	$12.1	$29.8

See Note 8 for information regarding taxes payable to founding members under tax sharing agreement.

Other–

During the years ended December 30, 2010, December 31, 2009 and January 1, 2009, AMC, Cinemark and Regal purchased $1.3 million, $1.9 million and $2.3 million respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and included in advertising revenue.

Included in selling and marketing costs and Fathom Events operating costs is $2.5 million, $2.1 million and $2.7 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

Related Party Affiliates–

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events services to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. LA Live joined the NCM LLC advertising network during the fourth quarter of 2009. Included in advertising operating costs and Fathom Events operating costs is $0.1 million for the year ended December 30, 2010, for payments made to the affiliate under the agreement. As of December 30, 2010 approximately $0.1 million is included in accounts payable for amounts due to LA Live under the agreement.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Starplex joined the NCM LLC advertising network in the first quarter of 2010. Included in advertising operating costs is $1.3 million, for the year ended December 30, 2010, for payments made to the affiliate under the agreement. As of December 30, 2010 approximately $0.5 million is included in accounts payable for amounts due to Starplex under the agreement.

Common Unit Membership Redemption–

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

The Company recorded an $79.3 million deferred tax asset for its additional ownership interest in NCM LLC to reflect the tax effected difference between the tax basis and the book basis, the majority of which will be amortized over a 15-year period for federal income tax purposes. In addition, the Company recorded an increase of $36.2 million in its long-term payable to founding members for the estimated payment to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company expects to realize as a result of the deferred tax asset, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in an additional $14.1 million deferred tax liability. See Note 8 for additional discussion of income taxes.

11. BORROWINGS

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

The outstanding balance of the term loan facility at December 30, 2010 and December 31, 2009 was $725.0 million. The outstanding balance under the revolving credit facility at December 30, 2010 and December 31, 2009 was $50.0 million and $74.0 million, respectively. As of December 30, 2010, the effective rate on the term loan was 5.61% including the effect of the interest rate swaps (both those accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.734% while the unhedged portion was at an interest rate of 2.06%. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 30, 2010, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company is in compliance with its debt covenants. As of December 30, 2010, its consolidated net senior secured leverage ratio was 3.5 times the covenant. The debt covenants also require 50% of the term loan, or $362.5 million to be hedged at a fixed rate. As of December 30, 2010, the Company had approximately $550 million or 76% hedged. Of the $550.0 million that is hedged, $137.5 million was transferred from Lehman Brothers Special Financing (“LBSF”) to Barclays Bank PLC (“Barclays”) in February 2010. See Note 16 for an additional discussion of the interest rate swaps.

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

On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). Quarterly payments to Credit Suisse began on April 15, 2009 and will continue through January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010 and December 31, 2009, $1.2 million and $4.3 million, respectively, of the balance was recorded in current liabilities. Interest on the note is accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the years ended December 30, 2010 and December 31, 2009 was $0.5 million and $0.7 million, respectively.

Future Maturities of Borrowings–

The scheduled annual maturities on the credit facility for the next five years as of December 30, 2010 are as follows (in millions):

2011	$1.2
2012	0.0
2013	50.0
2014	0.0
2015	725.0

Total	$776.2

12. SHARE-BASED COMPENSATION

At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 30, 2010, there were 7,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,690,186 remain available for grants as of December 30, 2010. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the market price of NCM, Inc. common stock on the date of the grant. Upon vesting of the awards, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards. Under the fair value recognition provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate, and therefore only recognizes stock-based compensation cost for those shares expected to vest over the requisite service period of the award. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

The Company recognized $7.0 million, $3.1 million and $2.1 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The income tax benefit recognized in the income statement for share-based compensation was approximately $2.1 million, $0.5 million, and $0.7 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. As of December 30, 2010, unrecognized compensation cost related to nonvested options was approximately $9.1 million, which will be recognized over a weighted average remaining period of 1.70 years.

The weighted average grant date fair value of granted options was $4.84, $2.17 and $3.77 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The intrinsic value of options exercised during the year was $2.2 million, $0.2 million and $0.2 million for the years ended December 30, 2010, December 31, 2009, and January 1, 2009, respectively. During the year ended December 30, 2010 there was $4.9 million of cash received on options exercised and an immaterial amount for the year December 31, 2009. There was $0.3 million of excess income tax benefit realized from exercises for the year ended December 30, 2010. The total fair value of awards vested during the years ended December 30, 2010 and December 31, 2009 was $3.2 million and $0.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. The following assumptions were used in the valuation of the options:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Expected life of options	6.0 years	6.5 years	6.5 years

Risk free interest rate	1.38% to 3.76%	2.23% to 3.70%	3.74% to 4.09%

Expected volatility	39%	30%	30%

Dividend yield	3.8% to 4.0%	3%	3%

Activity in the Equity Incentive Plan, as converted, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	3,126,560	$14.51
Granted	1,186,507	17.62
Exercised	(388,302)	12.64
Forfeited	(48,541)	13.36

Outstanding at December 30, 2010	3,876,224	$15.55	9.0	$18.1
Exercisable at December 30, 2010	1,030,120	16.45	9.1	$4.2
Vested and Expected to Vest at December 30, 2010	3,839,382	15.55	9.0	$18.0

The following table summarizes information about the stock options at December 30, 2010, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of Dec. 30, 2010	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of Dec. 30, 2010	Weighted Average Exercise Price
$5.35 – $10.41	908,640	8.0	$9.06	175,554	$9.02
$10.42 – $16.66	1,250,143	10.0	16.09	578,485	16.20
$16.67 – $16.97	973,996	9.0	16.97	0.0	0.0
$16.98 – $19.43	383,079	9.2	18.79	73,330	18.70
$19.44 – $29.05	360,366	7.5	22.74	202,751	22.78

	3,876,224	9.0	$15.55	1,030,120	$16.45

Non-vested (Restricted) Stock—The Company has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees. Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to a continued employment restriction and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally the accrued cash dividends for the 2009 and 2010 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2010 include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the three-year period. Non-vested stock granted to non-employee directors vest after one year. Compensation cost is valued based on the market price on the grant date and is expensed over the vesting period.

The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 31, 2009	590,374	$13.15

Granted	429,585	17.24

Forfeited	(8,011)	15.84

Vested	(96,364)	16.18

Non-vested as of December 30, 2010	915,584	$16.77

The Company recorded $7.0 million, $2.4 million and $1.3 million in compensation expense related to such outstanding non-vested shares during the years ended December 30, 2010, December 31, 2009 and January 1, 2009. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to the Company’s expected over performance of the specified non-GAAP targets for the 2009 and 2010 grants. During the year ended December 30, 2010 there was $0.1 million capitalized and an immaterial amount for the years ended December 31, 2009 and January 1, 2009. The income tax benefit recognized in the income statement for non-vested shares was $2.1 million, $0.4 million and $0.4 million for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. As of December 30, 2010, unrecognized compensation cost related to non-vested stock was approximately $11.2 million, which will be recognized over a weighted average remaining period of 1.82 years. The weighted average grant date fair value of non-vested stock was $17.24, $9.50 and $18.97 for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. The total fair value of awards vested was $1.6 million, $0.3 million and $2.1 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009.

13. EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.9 million, $0.8 million and $0.8 million during the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

14. COMMITMENTS AND CONTINGENCIES

Legal actions

The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Operating Commitments

The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, was $2.2 million, $2.3 million and $2.0 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 30, 2010 are as follows (in millions):

2011	$1.6
2012	2.2
2013	2.2
2014	2.2
2015	2.1
Thereafter	9.1

Total	$19.4

Contingent Put Obligation

On April 29, 2008, NCM LLC, IdeaCast, the IdeaCast lender and certain of its stockholders agreed to a financial restructuring of IdeaCast. Among other things, the restructuring resulted in the lender being granted an option to “put,” or require NCM LLC to purchase, up to $10 million of the funded convertible debt at par, on or after December 31, 2010 through March 31, 2011. The put was accounted for under ASC 460-10 Guarantees. During the fourth quarter of 2008, the Company determined that the initial investment and call right in IdeaCast were other-than-temporarily impaired due to IdeaCast’s defaults on its senior debt and liquidity issues and that the put obligation was probable. The Company estimated a liability at January 1, 2009 of $4.5 million, which represented the excess of the estimated probable loss on the put (net of estimated recoveries from the net assets of IdeaCast that serve as collateral for the convertible debt) obligation over the unamortized ASC 460-10 liability. The total amount of the impairment and related loss recorded in the fourth quarter of 2008 was $11.5 million.

On March 19, 2009, NCM LLC, IdeaCast and IdeaCast’s lender agreed to certain transactions with respect to the IdeaCast Credit Agreement. Among other things, these agreements resulted in (i) the termination of the Put and the Call; (ii) the transfer, sale and assignment by IdeaCast’s lender to NCM LLC of all of its right, title and interest under the Credit Agreement, including without limitation the loans outstanding under the Credit Agreement; (iii) the resignation of IdeaCast’s lender, and the appointment of NCM LLC, as administrative agent and collateral agent under the Credit Agreement; and (iv) the delivery by NCM LLC to IdeaCast’s lender of a non-interest bearing promissory note in the amount of $8.5 million payable through January 2011. On June 16, 2009, NCM LLC’s interest in the Credit Agreement was assigned to NCM Out-Of-Home, LLC (“OOH”), which was a wholly-owned subsidiary of NCM LLC. OOH was also appointed as administrative agent and collateral agent under the Credit Agreement. On June 16, 2009, OOH, as IdeaCast’s senior secured lender, foreclosed on substantially all of the assets of IdeaCast, consisting of certain tangible and intangible assets (primarily equipment, business processes and contracts with health clubs and programming partners). The assets were valued at approximately $8.2 million. On June 29, 2009, NCM LLC transferred its ownership interest in OOH to RMG, a digital advertising company, in exchange for approximately 24% of the equity (excluding out-of-the-money warrants) of RMG on a fully diluted basis through a combination of convertible preferred stock, common stock and common stock warrants (refer to Note 2-Other Investment). The Company’s investment in RMG was valued at the fair value of the assets contributed.

Minimum Revenue Guarantees

As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but initial terms range from two to five years, prior to any renewal periods. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $14.0 million over the remaining terms of the network affiliate agreements. As of December 30, 2010 and December 31, 2009 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

15. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying amounts of cash and other notes payable as reported in the Company’s balance sheets approximate their fair value due to their short maturity. The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of three non-binding broker quotes and the Company’s analysis to be $713.3 million and $688.8 million at December 30, 2010 and December 31, 2009, respectively. The carrying value of the term loan was $725.0 million as of December 30, 2010 and December 31, 2009.

The fair value of the investment in RMG networks has not been estimated at December 30, 2010 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company. The carrying amount of the Company’s investment was $6.7 million and $7.4 million as of December 30, 2010 and December 31, 2009, respectively. Refer to Note 2—Other Investment.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

	As of December 30, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.4	$28.4	$0.0	$0.0
Short-term investments (2)	8.5	8.5	0.0	0.0

Total Assets	$36.9	$36.9	$0.0	$0.0

LIABILITIES:	($25.3)	0.0	($25.3)	0.0
Current Portion of Interest Rate Swap Agreements (3)
Interest Rate Swap Agreements (3)	(45.5)	0.0	(45.5)	0.0

Total Liabilities	($70.8)	$0.0	($70.8)	$0.0

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value.

(2)	Short-Term Investments—The Company’s short-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. For the year ended December 30, 2010 there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

As of December 30, 2010 the amount of proceeds from sales of available for sale securities was $2.2 million and the gross realized gains on those sales for the year ended December 30, 2010 was immaterial. The Company did not have short term investments in the years ended December 31, 2009 and January 1, 2009.

	As of December 30, 2010
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Contractual Maturities (in years)
Commercial Paper
Agency	$5.0	$5.0	0.5
Financial	$3.5	$3.5	0.4

Total	$8.5	$8.5	0.5

(3)	Interest Rate Swap Agreements—Refer to Note 16.

16. DERIVATIVE INSTRUMENTS

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.734%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

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

Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statement of operations. There was a $4.0 million increase, $8.3 million decrease and $13.8 million increase in the fair value of the liability for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively, which the Company recorded as a component of interest expense and other, net.

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with LBSF shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were $1.3 million, $1.3 million and $0.4 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense and other net in the next 12 months.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 30, 2010 and December 31, 2009. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

As of December 30, 2010 and December 31, 2009, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$19.0	Current Liabilities	$18.3
Interest Rate Swaps	Other Liabilities	$34.1	Other Liabilities	$22.6
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.3	Current Liabilities	$6.1
Interest Rate Swaps	Other Liabilities	$11.4	Other Liabilities	$7.6

Total derivatives		$70.8		$54.6

The effect of derivative instruments in cash flow hedge relationships on the consolidated financial statements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s OCI (Pre-tax)			Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Interest Rate Swaps	($30.3)	$9.3	$(67.9)	($19.4)	$(16.7)	$(8.8)

There was $1.3 million, $1.3 million and $0.4 million of ineffectiveness recognized for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the years ended December 30, 2010, December 31, 2009 and January 1, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense and Other, Net (Pre-tax) for the Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Borrowings	$(6.2)	$(6.2)	$(1.0)
Change in derivative fair value	(5.3)	7.0	(14.2)

Total	$(11.5)	$0.8	$(15.2)

17. OWNERSHIP CHANGES

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
Net income attributable to NCM, Inc.	$29.2	$26.1	$1.0
Subsidiary equity issued for purchase of intangible asset	58.9	11.8	49.2
Income tax and other impacts of subsidiary ownership changes	42.6	(11.4)	(0.2)
NCM, Inc. investment in subsidiary	(174.9)	0.0	0.0
Issuance of shares	174.6	0.0	0.0
Recovery of deficit in noncontrolling interest	0.0	0.0	34.2

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$130.4	$26.5	$84.2

18. SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Advertising revenue accounts for 88.7%, 88.0% and 89.4%, of consolidated revenue for the years ended December 30, 2010, December 31, 2009 and January 1, 2009, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4		106.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Other costs	3.2	0.8		4.0

Operating income, net of direct expenses	$255.4	$6.7
Network, administrative and other costs			68.3	68.3

Consolidated Operating Income				$190.6

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1		101.8
Selling and marketing costs	40.6	8.6	1.0	50.2
Other costs	2.8	0.9		3.7

Operating income, net of direct expenses	$219.0	$6.9
Network, administrative and other costs			56.8	56.8

Consolidated Operating Income				$168.2

	Year Ended January 1, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$330.3	$38.9	$0.3	$369.5
Operating costs	68.5	25.1		93.6
Selling and marketing costs	38.5	8.3	1.1	47.9
Other costs	2.8	0.8		3.6

Operating income, net of direct expenses	$220.5	$4.7
Network, administrative and other costs			51.2	51.2

Consolidated Operating Income				$173.2

The following is a summary of revenues by category (in millions):

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
National Advertising Revenue	$271.9	$236.8	$223.1
Founding Member Advertising Revenue	37.2	36.3	43.3
Regional Advertising Revenue	70.3	62.0	63.9
Fathom Consumer Revenue	31.5	28.6	20.2
Fathom Business Revenue	16.5	16.9	18.7
Other Revenue	0.1	0.1	0.3

Total Revenues	$427.5	$380.7	$369.5

19. VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Years Ended
	December 30, 2010	December 31, 2009	January 1, 2009
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$3.6	$2.6	$1.5
Provision for bad debt	2.3	2.4	2.3
Write-offs, net	(2.2)	(1.4)	(1.2)

Balance at end of period	$3.7	$3.6	$2.6

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$1.9	$2.0	$0.0
Valuation allowance recorded	0.0	0.0	2.0
Adjustment	(0.2)	(0.1)	0.0

Balance at end of period	$1.7	$1.9	$2.0

20. QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions, except per share data)

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$84.6	$99.1	$125.7	$118.1
Operating Expenses	58.2	55.8	58.6	64.3

Operating Income	26.4	43.3	67.1	53.8
Consolidated Net income	8.7	21.9	42.6	35.9
Net income attributable to NCM, Inc.	1.2	4.6	11.8	11.6
Earnings per NCM, Inc. share, Basic (1)	0.03	0.11	0.25	0.22
Earnings per NCM, Inc. share, Diluted (1)	0.03	0.11	0.24	0.22

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$73.5	$92.9	$95.7	$118.6
Operating Expenses	51.3	53.0	49.4	58.8

Operating Income	22.2	39.9	46.3	59.8
Consolidated Net income	8.3	26.0	26.4	40.6
Net income attributable to NCM, Inc.	1.2	7.1	6.6	11.2
Earnings per NCM, Inc. share, Basic	0.03	0.17	0.16	0.26
Earnings per NCM, Inc. share, Diluted	0.03	0.17	0.16	0.26

(1)	Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of shares outstanding during the year. Due to the increase in share count as a result of the issuance of shares in the third quarter of 2010, the sum of the four quarters earnings per share does not equal the full year earnings per share.

21. SUBSEQUENT EVENTS

On January 13, 2011, the Company declared a cash dividend of $0.20 per share (approximately $10.9 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on March 10, 2011 to be paid on March 24, 2011.