Form 10-Q
period 2011-03-31
National CineMedia, Inc.
filed 2011-05-06
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 29, 2011, 55,140,076 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share and per share data)

(UNAUDITED)

	March 31, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50.8	$74.4
Short-term investments	14.0	8.5
Receivables, net of allowance of $4.0 and $3.7 million, respectively	60.6	100.7
Prepaid expenses	2.5	1.7
Income taxes receivable	9.2	0.0
Other assets	3.1	3.9

Total current assets	140.2	189.2
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $48.8 and $46.4 million, respectively	19.6	19.8
Intangible assets, net of accumulated amortization of $13.0 and $10.8 million, respectively	267.4	275.2
Deferred tax assets, net of valuation allowance of $1.7 and $1.7 million, respectively	353.9	355.7
Debt issuance costs, net	6.9	7.3
Other investment	6.7	6.7
Long-term investments	1.0	0.0
Other long-term assets	0.7	0.6

Total non-current assets	656.2	665.3

TOTAL	$796.4	$854.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	5.3	25.2
Payable to founding members under tax sharing agreement	10.3	21.6
Accrued expenses	7.1	8.9
Income tax payable	0.0	1.2
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	25.3	25.3
Accrued payroll and related expenses	5.5	12.7
Accounts payable	7.7	11.8
Deferred revenue	4.8	3.8
Other liabilities	0.2	0.2

Total current liabilities	66.2	111.9
NON-CURRENT LIABILITIES:
Borrowings	778.0	775.0
Deferred tax liability	67.1	68.1
Payable to founding members under tax sharing agreement	172.7	172.4
Interest rate swap agreements	39.4	45.5

Total non-current liabilities	1,057.2	1,061.0

Total liabilities	1,123.4	1,172.9

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	0.0	0.0
Common stock, $0.01 par value; 120,000,000 shares authorized, 53,755,721 and 53,549,477 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(369.9)	(373.3)
Retained earnings (distributions in excess of earnings)	(32.5)	(20.5)
Accumulated other comprehensive loss	(16.1)	(17.5)

Total NCM, Inc. stockholders’ equity/(deficit)	(418.0)	(410.8)
Noncontrolling interests	91.0	92.4

Total equity/(deficit)	(327.0)	(318.4)

TOTAL	$796.4	$854.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
REVENUE:
Advertising (including revenue from founding members of $8.3 and $9.6 million, respectively)	$59.1	$67.8
Fathom Events	11.7	16.8

Total	70.8	84.6

OPERATING EXPENSES:
Advertising operating costs	3.5	4.5
Fathom Events operating costs (including $1.9 and $2.4 million to founding members, respectively)	7.6	11.1
Network costs	4.9	4.9
Theatre access fees—founding members	12.1	12.9
Selling and marketing costs	14.6	13.1
Administrative and other costs	8.5	7.7
Depreciation and amortization	4.6	4.0

Total	55.8	58.2

OPERATING INCOME	15.0	26.4

Interest Expense and Other, Net:
Interest on borrowings	10.9	11.0
Change in derivative fair value	(1.2)	1.7
Accretion of interest on the discounted payable to founding members under tax sharing agreement	4.4	3.5

Total	14.1	16.2

INCOME BEFORE INCOME TAXES	0.9	10.2
(Benefit) Provision for Income Taxes	(0.7)	0.9
Equity loss from investment, net	0.0	0.6

CONSOLIDATED NET INCOME	1.6	8.7
Less: Net Income Attributable to Noncontrolling Interests	2.6	7.5

NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(1.0)	$1.2

EARNINGS (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,691,186	42,209,698
Diluted	53,691,186	42,669,896

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1.6	$8.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	5.7	4.6
Depreciation and amortization	4.6	4.0
Non-cash share-based compensation	4.0	2.1
Excess tax benefit from share-based compensation	(0.1)	0.0
Accretion of interest on the discounted payable to founding members under tax sharing agreement	4.4	3.5
Net unrealized loss (gain) on hedging transactions	(1.2)	1.7
Equity loss from investment	0.0	0.6
Amortization of debt issuance costs	0.4	0.4
Other non-cash operating activities	0.0	0.1
Changes in operating assets and liabilities:
Receivables—net	40.1	36.5
Accounts payable and accrued expenses	(14.0)	(15.1)
Amounts due to founding members	(1.0)	0.0
Payment to founding members under tax sharing agreement	(17.1)	(14.0)
Income taxes and other	(10.5)	(9.4)
Other operating	0.2	1.1

Net cash provided by operating activities	17.1	24.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.1)	(2.0)
Purchase of investments	(16.0)	0.0
Proceeds from sale of investments	9.5	0.0

Net cash used in investing activities	(8.6)	(2.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(10.8)	(6.9)
Proceeds from borrowings	45.0	6.0
Repayments of borrowings	(43.2)	(1.0)
Founding member integration payments	1.1	1.2
Distributions to founding members	(25.7)	(31.1)
Excess tax benefit from share-based compensation	0.1	0.0
Proceeds from stock option exercises	1.8	0.7
Repurchase of stock for restricted stock tax withholding	(0.4)	(0.2)

Net cash used in financing activities	(32.1)	(31.3)

CHANGE IN CASH AND CASH EQUIVALENTS	(23.6)	(8.5)
CASH AND CASH EQUIVALENTS:
Beginning of period	74.4	91.1

End of period	$50.8	$82.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Supplemental disclosure of non-cash financing and investing activity:
Subsidiary equity (returned) issued for purchase of intangible asset	$(5.5)	$39.8
Increase in dividends not requiring cash in the period	$0.2	$0.0
Increase in property and equipment not requiring cash in the period	$0.0	$0.3

Supplemental disclosure of cash flow information:
Cash paid for interest	$10.7	$18.1
Cash paid for income taxes	$4.0	$5.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance—December 30, 2010	$(318.4)	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to Members	(5.8)	0.0	0.0	0.0	0.0	(5.8)
Subsidiary equity (returned) for purchase of intangible asset	(5.5)	0.0	(2.7)	0.0	0.0	(2.8)
Income tax and other impacts of subsidiary ownership changes	2.6	0.0	1.5	0.0	(0.1)	1.2
Comprehensive Income gain (loss):
Net unrealized gain on cash flow hedge, net of tax	4.0	0.0	0.0	0.0	1.5	2.5
Net income (loss), net of tax	1.6	0.0	0.0	(1.0)	0.0	2.6

Total Comprehensive Income Gain (Loss), net of tax	5.6			(1.0)	1.5	5.1

Share-based compensation issued	1.4	0.0	1.4	0.0	0.0	0.0
Share-based compensation expense/capitalized	4.1	0.0	3.2	0.0	0.0	0.9
Cash dividends declared $0.20 per share	(11.0)	0.0	0.0	(11.0)	0.0	0.0

Balance—March 31, 2011	$(327.0)	$0.5	$(369.9)	$(32.5)	$(16.1)	$91.0

Balance — December 31, 2009	$(493.1)	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(6.2)	0.0	0.0	0.0	0.0	(6.2)
Subsidiary equity issued for purchase of intangible asset	39.8	0.0	16.2	0.0	0.0	23.6
Income tax and other impacts of subsidiary ownership changes	(4.4)	0.0	0.0	0.0	0.2	(4.6)
Comprehensive Income gain (loss):
Net unrealized (loss) on cash flow hedge, net of tax	(3.2)	0.0	0.0	0.0	(0.9)	(2.3)
Net income, net of tax	8.7	0.0	0.0	1.2	0.0	7.5

Total Comprehensive Income Gain (Loss), net of tax	5.5			1.2	(0.9)	5.2

Share-based compensation issued	0.4	0.0	0.4	0.0	0.0	0.0
Share-based compensation expense/capitalized	2.2	0.0	1.7	0.0	0.0	0.5
Cash dividends declared $0.16 per share	(6.9)	0.0	0.0	(6.9)	0.0	0.0

Balance—April 1, 2010	$(462.7)	$0.4	$(471.9)	$(20.2)	$(12.5)	$41.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, Fathom entertainment programming events and corporate events under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides such services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates. The Company’s initial public offering (“IPO”) was completed in February 2007.

At March 31, 2011, NCM LLC had 110,635,685 common membership units outstanding, of which 53,755,721 (48.6%) were owned by NCM, Inc., 22,060,262 (19.9%) were owned by Regal, 17,495,920 (15.8%) were owned by Cinemark and 17,323,782 (15.7%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 30, 2010.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 4, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, equity-based compensation and income taxes. Actual results could differ from those estimates.

Consolidation— NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business. Refer to Note 9 for additional discussion.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassifications – Certain reclassifications of previously reported amounts within operating activities in the statement of cash flows and share based compensation within the statement of equity and comprehensive income have been made to conform to the current year presentation.

Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 30, 2010 contain a complete discussion of the Company’s significant accounting policies.

Receivables— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At March 31, 2011, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 11% and 20%, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 30, 2010 there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 17% and 21%, of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Other Investment— Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments – Equity Method and Joint Ventures (“ASC 323-10”). During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG, resulting in cost method accounting. At March 31, 2011, the Company’s ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG. Refer to Note 7 for additional discussion.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted earnings (loss) per NCM, Inc, share are as follows:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Net Income (Loss) Attributable to NCM, Inc. (in millions)	$(1.0)	$1.2

Weighted average shares outstanding:
Basic	53,691,186	42,209,698
Add: Dilutive effect of stock options and restricted stock	—	460,198

Diluted	53,691,186	42,669,896

Earnings (Loss) per NCM, Inc. share:
Basic	$(0.02)	$0.03
Diluted	$(0.02)	$0.03

The effect of the 57,153,964 and 59,824,720 exchangeable NCM LLC common units held by the founding members for the quarter ended March 31, 2011 and April 1, 2010, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 429,781 and 380,451 stock options and 572,297 and 55,069 non-vested (restricted) shares for the quarter ended March 31, 2011 and April 1, 2010, respectively, excluded from the calculation as they were antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

3.	INTANGIBLE ASSETS

During the first quarter of 2011, NCM LLC’s founding members returned a net 322,751 common membership units to NCM LLC, which is an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access, in accordance with the ESA, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million.

During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at fair value of $39.8 million.

The Company based the fair value of the intangible assets on the market value of the common membership units when issued, which are freely convertible into the Company’s common stock.

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will not begin until after mid-2011 since the Company will not have access to on-screen advertising in the Regal Consolidated Theatres until the run-out of their existing on–screen advertising agreement.

4.	RELATED-PARTY TRANSACTIONS

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. The total theatre access fee to the founding members for the quarter ended March 31, 2011 and April 1, 2010 was $12.1 million and $12.9 million, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Under the ESAs, for the quarters ended March 31, 2011 and April 1, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total revenue related to the beverage concessionaire agreements for the quarters ended March 31, 2011 and April 1, 2010 was $8.2 million and $9.2 million, respectively. In addition, the Company made payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.9 million and $2.4 million for the quarter ended March 31, 2011 and April 1, 2010, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the quarter ended March 31, 2011 and April 1, 2010 are as follows (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
AMC	$1.8	$1.9

Cinemark	1.8	1.7

Regal	2.2	2.6

NCM, Inc.	5.4	4.3

Total	$11.2	$10.5

The available cash payment by NCM LLC to its founding members for the quarter ended March 31, 2011 of $5.8 million, which is included in amounts due to founding members at March 31, 2011, will be made in the second quarter of 2011. The available cash payment by NCM LLC to its founding members for the quarter ended April 1, 2010 of $6.2 million was made in the second quarter of 2010.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through mid-2011 in accordance with certain run-out provisions. For the quarter ended March 31, 2011 and April 1, 2010, the Consolidated Theatres payment was $0.2 million and $0.4 million, respectively and represents a cash element of the consideration received for the common membership units issued. The Consolidated Theatres payment of $0.2 million for the quarter ended March 31, 2011 was included in amounts due from founding members at March 31, 2011 and will be received in the second quarter of 2011.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members at March 31, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.4	0.4	0.5	$1.3

Cost and other reimbursement	(0.3)	(0.5)	(0.8)	(1.6)

Distributions payable, net	1.8	1.8	2.0	5.6

Total	$1.9	1.7	1.7	$5.3

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4

Cost and other reimbursement	(0.2)	(0.5)	(0.0)	(0.7)

Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	7.5	8.9	$25.2

Other — During the quarter ended March 31, 2011 and April 1, 2010, AMC, Cinemark and Regal purchased $0.1 million and $0.4 million respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and included in advertising revenue.

Included in selling and marketing costs and Fathom Events operating costs is $0.3 million and $0.4 million for the quarter ended March 31, 2011 and April 1, 2010 respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

The Company paid the founding members $17.1 million in the first quarter of 2011 for the 2010 taxable year and $14.0 million in the first quarter of 2010 for the 2009 taxable year pursuant to the tax sharing agreement.

Related Party Affiliates —During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events services to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Included in advertising operating costs is an immaterial amount for the quarters ended March 31, 2011 and April 1, 2010, respectively, for payments to the affiliate under the agreement. As of March 31, 2011 and December 30, 2010 an immaterial amount and approximately $0.1 million, respectively is included in accounts payable for amounts due to LA Live under the agreement.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Starplex joined the NCM LLC advertising network in the first quarter of 2010. Included in advertising operating costs is $0.4 million and $0.1 million, for the quarter ended March 31, 2011 and April 1, 2010, respectively, for its share of advertising sold in its theatres under the affiliate agreement. As of March 31, 2011 and December 30, 2010 approximately $0.5 million and $0.5 million, respectively is included in accounts payable for amounts due to Starplex under the agreement.

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

The outstanding balance of the term loan facility at March 31, 2011 and December 30, 2010 was $725.0 million. The outstanding balance under the revolving credit facility at March 31, 2011 and December 30, 2010 was $53.0 million and $50.0 million, respectively. As of March 31, 2011, the effective rate on the term loan was 5.4% including the effect of the interest rate swaps (both the swaps accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million or 76% of the $725.0 million term loan at a fixed interest rate of 6.484% while the unhedged portion was at an interest rate of 1.81%. The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.0%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at March 31, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the borrower is in compliance with its other debt covenants. As of March 31, 2011, its consolidated net senior secured leverage ratio was 3.7 times, while the covenant was 6.5 times.

On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). The note was paid in full on January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010, $1.2 million of the balance was recorded in current liabilities. Interest on the note was accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. There was an immaterial amount of interest expense recognized on the note for the quarter ended March 31, 2011.

6.	COMMITMENTS AND CONTINGENCIES

Legal actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect on its financial position or results of operations.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from two to five years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $13.7 million over the remaining terms of the network affiliate agreements. As of March 31, 2011 and December 30, 2010 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments—The carrying amounts of cash and other notes payable as reported in the Company’s balance sheets approximate their fair value due to their short maturity. The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $713.9 million and $713.3 million at March 31, 2011 and December 30, 2010, respectively. The carrying value of the term loan was $725.0 million as of March 31, 2011 and December 30, 2010.

The fair value of the investment in RMG networks has not been estimated at March 31, 2011 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company. The carrying amount of the Company’s investment was $6.7 million as of March 31, 2011 and December 30, 2010. Refer to Note 1-Signifcant Accounting Policies-Other Investment.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$42.0	$42.0	$0.0	$0.0
Short-term investments (2)	14.0	14.0	0.0	0.0
Long-term investments (2)	1.0	1.0	0.0	0.0

Total Assets	$57.0	$57.0	$0.0	$0.0
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$(25.3)	0.0	$(25.3)	0.0
Interest Rate Swap Agreements (3)	(39.4)	0.0	(39.4)	0.0

Total Liabilities	$(64.7)	$0.0	$(64.7)	$0.0

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value.
(2)	Short-Term and Long-term Investments— The Company’s short-term and long-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. Short-term investments have effective maturity dates from three to 12 months and long-term investments have effective maturity dates greater than 12 months. For the quarter ended March 31, 2011 there was an immaterial amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.
(3)	Interest Rate Swap Agreements—Refer to Note 8.

8.	DERIVATIVE INSTRUMENTS

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a portion of the Company’s variable rate debt to a fixed rate of 6.484%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman Brothers Holdings Inc. (“Lehman”) and the inability of the Company to continue to demonstrate the swap would be effective. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with Lehman Brothers Special Financing (“LBSF”) shall continue to be reported in accumulated other comprehensive income unless it is probable that the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarter ended March 31, 2011 and April 1, 2010 was $0.3 million. The Company estimates approximately $1.3 million will be amortized to interest expense and other, net in the next 12 months.

In February 2010, NCM LLC entered into an interest rate swap agreement with Barclays Bank PLC (“Barclays”) to replace the Lehman swap that was terminated in February 2010. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statement of operations. There was a $1.5 million decrease and a $1.4 million increase in the fair value of the liability for the quarter ended March 31, 2011 and April 1, 2010, respectively, which the Company recorded as a component of interest expense and other, net.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at March 31, 2011 and December 30, 2010. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

As of March 31, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of March 31, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$19.0	Current Liabilities	$19.0
Interest Rate Swaps	Other Liabilities	$29.5	Other Liabilities	$34.1

Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.3	Current Liabilities	$6.3
Interest Rate Swaps	Other Liabilities	$9.9	Other Liabilities	$11.4

Total derivatives		$64.7		$70.8

The effect of derivative instruments in cash flow hedge relationships on the consolidated financial statements for the quarter ended March 31, 2011 and April 1, 2010 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s OCI (Pre-tax)		Realized Gain (Loss) Recognized in Interest Expense (Pre-tax)
	For the Quarter Ended
	March 31, 2011	April 1, 2010	March 31, 2011	April 1, 2010
Interest Rate Swaps	$0.0	$(8.8)	$(4.9)	$(4.9)

There was $0.3 million of ineffectiveness recognized for each of the quarters ended March 31, 2011 and April 1, 2010, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the quarter ended March 31, 2011 and April 1, 2010 were as follows (in millions):

	Gain or (Loss) Recognized in Interest Expense (Pre-tax) for the Quarter Ended
	March 31, 2011	April 1, 2010
Interest on borrowings	$(1.6)	$(1.4)
Change in derivative fair value	1.2	(1.7)

Total	$(0.4)	$(3.1)

9.	OWNERSHIP CHANGES

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Net income (loss) attributable to NCM, Inc.	$(1.0)	$1.2
Subsidiary equity (returned) issued for purchase of intangible asset	(2.7)	16.2
Income tax and other impacts of subsidiary ownership changes	1.5	0.0

Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$(2.2)	$17.4

10.	SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Advertising revenue accounts for 83.5% and 80.1% of consolidated revenue for the quarter ended March 31, 2011 and April 1, 2010, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended March 31, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$59.1	$11.7		$70.8

Operating costs	15.6	7.6		23.2

Selling and marketing costs	11.6	2.1	$0.9	14.6

Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$31.2	$1.8

Network, administrative and other costs			17.1	17.1

Consolidated Operating Income				$15.0

	Quarter Ended April 1, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$67.8	$16.8		$84.6

Operating costs	17.4	11.1		28.5

Selling and marketing costs	10.6	2.1	0.4	13.1

Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$39.1	$3.4

Network, administrative and other costs			15.7	15.7

Consolidated Operating Income				$26.4

The following is a summary of revenues by category (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
National Advertising Revenue	$38.3	$46.4

Founding Member Advertising Revenue from Beverage Concessionaire Agreements	8.2	9.2

Local Advertising Revenue	12.6	12.2

Fathom Consumer Revenue	7.9	13.0

Fathom Business Revenue	3.8	3.8

Total Revenues	$70.8	$84.6

11.	SUBSEQUENT EVENTS

On April 26, 2011, the Company declared a cash dividend of $0.20 per share (approximately $10.9 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on May 19, 2011 to be paid on June 2, 2011. On April 26, 2011, the Company’s stockholders approved an increase in authorized capital stock from 120,000,000 to 175,000,000 shares of common stock, par value of $0.01 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2010. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2010. In the following discussion and analysis, the term net income (loss) refers to net income (loss) attributable to NCM, Inc.

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Consumer and Business Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events businesses are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 95% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary metrics and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplaces in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location. Finally, we monitor our operating cash flow and related financial leverage (see Note 5 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met while providing adequate cash reserves to operate our business.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 25, 2011 for the Company’s fiscal year ended December 30, 2010.

Summary Historical and Operating Data

The following table presents operating data and OIBDA. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Revenue	$70.8	$84.6
Operating income	$15.0	$26.4
Adjusted OIBDA	$23.6	$32.5
Adjusted OIBDA margin	33.3%	38.4%
Net Income (Loss) Attributable to NCM, Inc.	$(1.0)	$1.2
Net Income (Loss) per NCM, Inc. Basic Share	$(0.02)	$0.03
Net Income (Loss) per NCM, Inc. Diluted Share	$(0.02)	$0.03

Total advertising revenue ($ in millions)	$59.1	$67.8
Total theater attendance (in millions)	133.2	161.9
Total advertising revenue per attendee	$0.44	$0.42

Non-GAAP Financial Measures

OIBDA, Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with generally accepted accounting principles (“GAAP”) in the United States. OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs and deferred stock compensation. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance and to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies.

OIBDA and Adjusted OIBDA do not reflect the Regal Consolidated Theatres integration payments. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which were $0.2 million and $0.4 million for the quarter ended March 31, 2011 and April 1, 2010, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Operating income	$15.0	$26.4
Depreciation and amortization	4.6	4.0

OIBDA	19.6	30.4
Share-based compensation costs (1)	4.0	2.1

Adjusted OIBDA	$23.6	$32.5

Total Revenue	$70.8	$84.6
Adjusted OIBDA margin	33.3%	38.4%

(1)	Share-based payment costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter March 31, 2011 and April 1, 2010 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter Ended March 31, 2011 and April 1, 2010

Revenue. Total revenue of the Company for the quarter ended March 31, 2011 was $70.8 million compared to $84.6 million for the quarter ended April 1, 2010, a decrease of $13.8 million, or 16.3%. The decrease in total revenue was primarily the result of a decrease in total advertising revenue of $8.7 million or 12.8% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) in addition to a $5.1 million or 30.4% decrease in Fathom Events revenue.

National advertising revenues of $46.5 million (including $8.2 million of beverage revenue) for the quarter ended March 31, 2011 decreased 16.4% from $55.6 million (including $9.2 million of beverage revenue) for the quarter ended April 1, 2010. National advertising revenue (excluding beverage revenue) for the quarter ended March 31, 2011 decreased $8.1 million or 17.5% to $38.3 million compared to $46.4 million for the quarter ended April 1, 2010. This decrease was primarily due to the first quarter of 2010 including a significant advertising contract from one client in the military category that was not repeated in the first quarter of 2011. Additionally, content partner spending decreased $3.2 million for the quarter ended March 31, 2011 due to a shift in 2011 committed spending to later in the year. These decreases in client spending offset by a 17.6% decrease in advertising impressions available for sale compared to the prior year period, contributed to a decrease in inventory utilization (excluding beverage revenue) to 71.0% for the quarter ended March 31, 2011 from 78.1% for the quarter ended April 1, 2010. The impact of these decreases was partially offset by continued expansion of our overall client base and a favorable TV advertising scatter market that contributed to a 3.2% increase in national advertising CPMs (excluding beverage revenue). The 10.9% decrease in payments from the founding members for their beverage concessionaire agreements was due primarily to a 15.4% decrease in founding member attendance due to a weak box office during the first quarter of 2011, offset by the impact of the annual contractual 6% beverage revenue CPM increase.

Local advertising revenue increased $0.4 million or 3.3% to $12.6 million for the quarter ended March 31, 2011 compared to $12.2 million for the quarter ended April 1, 2010. This increase was primarily due to an increased number of contracts with mid and large sized local businesses while smaller local businesses continue to be impacted by the weak local economy. Local revenue per theatre attendee increased 12.5% to $0.09 per attendee for the first quarter of 2011 compared to $0.08 for the first quarter of 2010 due to local revenue increasing while theatre attendance declined.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended March 31, 2011 increased 4.8% to $0.44 per attendee compared to $0.42 for the quarter ended April 1, 2010. The increase in the advertising revenue per attendee was due to the impact of the 17.7% decrease in theatre attendance combined with the 12.8% decrease in total advertising revenue. Excluding beverage revenue, total advertising revenue per attendee increased 5.5%.

Fathom Events revenue decreased 30.4%, to $11.7 million for the quarter ended March 31, 2011 as compared to $16.8 million for the quarter ended April 1, 2010. Our Fathom Consumer events revenue decreased 39.2% primarily due to a decrease in revenue per event site of 39.9% when compared to a much stronger 2010 event mix, including one particular event in the Metropolitan Opera series that set a record representing approximately 18.0% of our 2010 first quarter Fathom Event revenue. Our Fathom Business revenue was at a consistent level as compared to the first quarter of 2010, as business communication spending has still not recovered to pre-recession levels.

Operating expenses. Total operating expenses for the quarter ended March 31, 2011 were $55.8 million compared to $58.2 million for the quarter ended April 1, 2010. The 4.1% decrease in 2011 compared to the 2010 period was primarily the result of the decrease in our advertising and Fathom revenue, offset by a $1.9 million increase in non-cash share-based compensation expense. Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $3.5 million for the quarter ended March 31, 2011 decreased 22.2% from $4.5 million for the quarter ended April 1, 2010. This decrease was primarily the result of a $0.8 million decrease in payments made to our advertising affiliates due to the decrease in national advertising revenue (excluding beverage) as well as a decrease in network affiliate screens. Network affiliate screens represented 13.3% of total network screens for the first quarter of 2011 versus 16.0% for the 2010 period as the shift from the AMC Kerasotes Acquisition was partially offset by the addition of new network affiliates.

Fathom Events operating costs. Fathom Events operating costs of $7.6 million for the quarter ended March 31, 2011 decreased 31.5% compared to $11.1 million during the quarter ended April 1, 2010. The decrease was primarily the result of a decrease in content payments and revenue share amounts to theatre circuits related to the lower revenue generated by the Fathom Consumer division and other event expenses.

Network costs. Network costs of $4.9 million for the quarter ended March 31, 2011 were consistent with $4.9 million for the quarter ended April 1, 2010, despite an increase in network screens of 120 or 0.7%.

Theatre access fees. Theatre access fees were $12.1 million for the quarter ended March 31, 2011 compared to $12.9 million for the quarter ended April 1, 2010. The decrease is due primarily to the 15.4% decrease in founding member attendance as compared to the first quarter of 2010, partially offset by the impact of the annual rate increase and 5.1% increase in digital screens operated by our founding members.

Selling and marketing costs. Selling and marketing costs increased to $14.6 million, or 11.5% for the quarter ended March 31, 2011 compared to $13.1 million for the quarter ended April 1, 2010. This increase was primarily due to higher personnel costs including a $0.5 million increase in non-cash share-based compensation expense.

Administrative and other costs. Administrative and other costs for the quarter ended March 31, 2011 were $8.5 million compared to $7.7 million for the quarter ended April 1, 2010, an increase of 10.4%. The increase is due to a $1.1 million increase in non-cash share-based compensation offset by cost savings in professional services.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to $4.6 million for the quarter ended March 31, 2011, compared to $4.0 million for the quarter ended April 1, 2010, primarily as a result of increased amortization expense recognized on intangible assets added during 2010 in accordance with the annual and extraordinary Common Unit Adjustments.

Net income (loss). Net loss generated for the quarter ended March 31, 2011 was $1.0 million, compared to $1.2 million of net income for the quarter ended April 1, 2010. The decrease was due primarily to the decrease in operating income, offset by a decrease in the provision for income taxes and net income attributable to noncontrolling interests. The change in the income tax benefit of $0.7 million for March 31, 2011 compared to income tax expense of $0.9 million for April 1, 2010 is due primarily to lower pre-tax income. Net income attributable to noncontrolling interests decreased $4.9 million to $2.6 million for the quarter ended March 31, 2011 due to lower levels of NCM LLC net income.

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, we are cautiously optimistic that the impact to our business associated with these issues will not be significant due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our broader national network and the related increase in salable advertising impressions and Fathom live broadcast locations. Subsequent to the first quarter of 2010, we added several new affiliate theatres to our national network including: Metropolitan Theatres Corporation, Great Escape Theatres and RC Theatres, and in 2011 we have contracted to add Consolidated Theatres, Rave Cinemas, LLC, Showplex Cinemas, Inc., Digital Cinema Destinations, Corp. and Coming Attractions and we are discussing network affiliate relationships with other theatre circuits that could be added during 2011. In total, these contracted new affiliates are expected to add nearly 36 million new attendees on a full-year pro-forma basis, representing approximately 340 million new salable advertising impressions. Our sales force either has or will integrate these additional impressions into the advertising sales process during 2011 and then we expect that these attendees will be additive to our revenue, operating income and cash flow. We believe that the continued growth of our network will continue to strengthen our selling proposition and competitive positioning versus other national advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2011 and in 2010, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2011 and for the foreseeable future.

We remain involved in discussions with the founding member circuits to explore a restructuring of the Fathom Events business relationship. The discussions are on-going and we do not know how the existing relationship might be changed or if it will be changed. Any change to the Fathom Events business relationship with the founding members will require approval of our Audit Committee and a majority of our independent directors in addition to any other required approvals by our board of directors.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of March 31, 2011, our cash, cash equivalents and short-term investments balance was $64.8 million, a decrease of $18.1 million compared to the balance of $82.9 million as of December 30, 2010. The balance at April 1, 2010 was $82.6 million, or a $17.8 million decrease compared to the balance at March 31, 2011. This decrease in our cash balance was offset by an additional $27.0 million of borrowing availability on our revolving credit facility as of March 31, 2011 for total liquidity availability of $91.8 million compared to $112.9 and $82.6 million at December 30, 2010 and April 1, 2010, respectively. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders. Our net debt balances (debt balance net of cash, cash equivalents and short-term investment balance) decreased $13.3 million compared to the balance at April 1, 2010.

We have generated and used cash as follows (in millions):

	Quarter Ended March 31, 2011	Quarter Ended April 1, 2010
Operating cash flow	$17.1	$24.8

Investing cash flow	$(8.6)	$(2.0)

Financing cash flow	$(32.1)	$(31.3)

•

Operating Activities. The decrease in cash provided by operating activities for the quarter ended March 31, 2011 versus the quarter ended April 1, 2010 was primarily due to lower operating income and the timing of payments for income taxes and taxes due under the tax sharing agreement, and normal operating expenses as well as the timing of the collection of accounts receivable balances.

•

Investing Activities. The cash used in investing activities for the quarter ended March 31, 2011 increased compared to the quarter ended April 1, 2010 due to the purchase of investments such as commercial paper with excess cash balances consistent with our investment policy.

•

Financing Activities. The change in financing cash flows for the quarter ended March 31, 2011 versus the quarter ended April 1, 2010 was primarily due to an increase in our quarterly dividend and an increase in repayments on our revolving credit agreement in 2011 as compared to 2010, offset by lower available cash distributions to our founding members due to lower operating income.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are available cash distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended March 31, 2011 was $11.2 million, of which $5.4 million was distributed to NCM, Inc. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in April 2011 of $0.20 per share (approximately $10.9 million) which will be paid on June 2, 2011. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the next 12 months. Declaration of future dividends is at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 30, 2010 and incorporated by reference herein. As of March 31, 2011, there were no significant changes in those critical accounting estimates.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the attendance patterns within the film exhibition industry as well as the timing of marketing expenditures by our advertising clients. Advertising expenditures tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan at a fixed interest rate of 6.484%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein. The current interest rates on that debt are lower than those implicit in the hedge, thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $2.3 million for an annual period on a total of $228.0 million of unhedged debt (which includes $53.0 million outstanding on our revolver). Because each of our interest rate swaps was in a liability position at March 31, 2011, we are not currently exposed to counterparty risk related to the swaps.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2011 for the fiscal year ended December 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 31, 2010 through January 27, 2011 (1)	17,396	$19.65	—	N/A

January 28, 2011 through February 24, 2011	—	—	—	N/A

February 25, 2011 through March 31, 2011 (2)	1,479,638	—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.
(2)	Represents common membership units returned to NCM LLC by AMC to settle the adjustment required by the Common Unit Adjustment Agreement. The NCM LLC common membership units are exchangeable into shares of common stock of NCM, Inc. on a one-for-one basis.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description
3.1	*	Amended and Restated Certificate of Incorporation.

3.2	(1)	Amended and Restated Bylaws.

10.1	(2)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

100	(3)	XBRL Hardship Exemption

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(2)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(3)	In accordance with a continuing hardship exemption obtained under rule 202 of regulations S-T, the interactive data file is not required to be submitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date: May 6, 2011	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2011	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)