Form 10-Q
period 2011-06-30
National CineMedia, Inc.
filed 2011-08-04
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 55,154,896 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (In millions, except share and per share data)

(UNAUDITED)

	June 30, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56.5	$74.4
Short-term investments	7.9	8.5
Receivables, net of allowance of $4.1 and $3.7 million, respectively	89.6	100.7
Prepaid expenses	2.2	1.7
Income taxes receivable	6.4	0.0
Other assets	3.4	3.9

Total current assets	166.0	189.2
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $51.1 and $46.4 million, respectively	21.0	19.8
Intangible assets, net of accumulated amortization of $15.1 and $10.8 million, respectively	264.7	275.2
Deferred tax assets, net of valuation allowance of $1.7 and $1.7 million, respectively	351.4	355.7
Debt issuance costs, net	6.5	7.3
Other investment	6.7	6.7
Long-term investments	1.0	0.0
Other long-term assets	0.3	0.6

Total non-current assets	651.6	665.3

TOTAL	$817.6	$854.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	20.6	25.2
Payable to founding members under tax sharing agreement	14.4	21.6
Accrued expenses	8.4	8.9
Income tax payable	0.0	1.2
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	25.8	25.3
Accrued payroll and related expenses	9.3	12.7
Accounts payable	13.5	11.8
Deferred revenue	11.6	3.8
Other liabilities	0.2	0.2

Total current liabilities	103.8	111.9
NON-CURRENT LIABILITIES:
Borrowings	760.0	775.0
Deferred tax liability	65.8	68.1
Payable to founding members under tax sharing agreement	172.2	172.4
Interest rate swap agreements	45.6	45.5

Total non-current liabilities	1,043.6	1,061.0

Total liabilities	1,147.4	1,172.9

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	0.0	0.0
Common stock, $0.01 par value; 120,000,000 shares authorized, 53,923,511 and 53,549,477 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(365.6)	(373.3)
Retained earnings (distributions in excess of earnings)	(34.5)	(20.5)
Accumulated other comprehensive loss	(17.6)	(17.5)

Total NCM, Inc. stockholders’ equity/(deficit)	(417.2)	(410.8)
Noncontrolling interests	87.4	92.4

Total equity/(deficit)	(329.8)	(318.4)

TOTAL	$817.6	$854.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
REVENUE:
Advertising (including revenue from founding members of $10.7, $9.9, $19.0 and $19.5 million, respectively)	$98.6	$90.1	$157.7	$157.9
Fathom Events	15.4	8.9	27.1	25.7
Other	0.0	0.1	0.0	0.1

Total	114.0	99.1	184.8	183.7

OPERATING EXPENSES:
Advertising operating costs	5.9	5.7	9.4	10.2
Fathom Events operating costs (including $2.6, $1.4, $4.5 and $3.8 million to founding members, respectively)	10.7	6.0	18.3	17.1
Network costs	4.8	4.8	9.7	9.7
Theatre access fees—founding members	14.8	13.4	26.9	26.3
Selling and marketing costs	14.9	14.1	29.5	27.2
Administrative and other costs	8.4	7.5	16.9	15.2
Depreciation and amortization	4.3	4.3	8.9	8.3

Total	63.8	55.8	119.6	114.0

OPERATING INCOME	50.2	43.3	65.2	69.7

Interest Expense and Other, Net:
Interest on borrowings	10.5	11.2	21.4	22.2
Change in derivative fair value	2.0	4.5	0.8	6.2
Accretion of interest on the discounted payable to founding members under tax sharing agreement	4.1	3.0	8.5	6.5
Interest income and other	(0.1)	(0.1)	(0.1)	(0.1)

Total	16.5	18.6	30.6	34.8

INCOME BEFORE INCOME TAXES	33.7	24.7	34.6	34.9
Provision for income taxes	5.4	2.7	4.7	3.6
Equity loss from investment, net	0.0	0.1	0.0	0.7

CONSOLIDATED NET INCOME	28.3	21.9	29.9	30.6
Less: Net Income Attributable to Noncontrolling Interests	19.3	17.3	21.9	24.8

NET INCOME ATTRIBUTABLE TO NCM, INC	$9.0	$4.6	$8.0	$5.8

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.17	$0.11	$0.15	$0.14
Diluted	$0.16	$0.11	$0.15	$0.14

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,912,351	42,289,915	53,801,768	42,250,029
Diluted	54,814,211	42,924,361	54,674,293	42,772,469

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$29.9	$30.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	8.3	5.1
Depreciation and amortization	8.9	8.3
Non-cash share-based compensation	7.2	4.4
Accretion of interest on the discounted payable to founding members under tax sharing agreement	8.5	6.5
Excess tax benefit from share-based compensation	(0.2)	0.0
Net unrealized loss on hedging transactions	0.8	6.2
Equity loss from investment	0.0	0.7
Amortization of debt issuance costs	0.8	0.9
Other non-cash operating activities	0.0	0.4
Changes in operating assets and liabilities:
Receivables—net	11.1	2.9
Accounts payable and accrued expenses	(3.2)	(7.6)
Amounts due to founding members	(1.6)	(4.6)
Payment to founding members under tax sharing agreement	(18.0)	(14.0)
Income taxes and other	(7.6)	(8.1)
Other operating	7.3	4.7

Net cash provided by operating activities	52.2	36.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.7)	(4.2)
Purchase of investments	(20.9)	(2.1)
Proceeds from sale of investments	20.5	0.0

Net cash used in investing activities	(6.1)	(6.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(21.5)	(14.7)
Proceeds from borrowings	54.0	36.0
Repayments of borrowings	(70.2)	(60.0)
Founding member integration payments	1.3	1.6
Distributions to founding members	(31.5)	(31.1)
Excess tax benefit from share-based compensation	0.2	0.0
Proceeds from stock option exercises	4.1	1.0
Repurchase of stock for restricted stock tax withholding	(0.4)	(0.2)

Net cash used in financing activities	(64.0)	(67.4)

CHANGE IN CASH AND CASH EQUIVALENTS	(17.9)	(37.3)
CASH AND CASH EQUIVALENTS:
Beginning of period	74.4	91.1

End of period	$56.5	$53.8

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with equity (equity returned)	$(5.5)	$151.3
Sale of assets to founding member collected after period end	$0.0	$3.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$20.8	$28.7
Cash paid for income taxes	$4.3	$6.0

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance—December 30, 2010	$(318.4)	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to Members	(27.9)	0.0	0.0	0.0	0.0	(27.9)
Subsidiary equity (returned) for purchase of intangible asset	(5.5)	0.0	(2.7)	0.0	0.0	(2.8)
Income tax and other impacts of subsidiary ownership changes	3.0	0.0	1.0	0.0	(0.2)	2.2
Comprehensive Income Gain (Loss):
Net unrealized gain on cash flow hedge, net of tax	0.2	0.0	0.0	0.0	0.1	0.1
Net income, net of tax	29.9	0.0	0.0	8.0	0.0	21.9

Total Comprehensive Income Gain (Loss), net of tax	30.1			8.0	0.1	22.0
Share-based compensation issued	3.7	0.0	3.7	0.0	0.0	0.0
Share-based compensation expense/capitalized	7.2	0.0	5.7	0.0	0.0	1.5
Cash dividends declared $0.40 per share	(22.0)	0.0	0.0	(22.0)	0.0	0.0

Balance—June 30, 2011	$(329.8)	$0.5	$(365.6)	$(34.5)	$(17.6)	$87.4

Balance — December 31, 2009	$(493.1)	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(28.3)	0.0	0.0	0.0	0.0	(28.3)
Subsidiary equity issued for purchase of intangible asset	151.3	0.0	58.9	0.0	0.0	92.4
Income tax and other impacts of subsidiary ownership changes	(19.0)	0.0	(26.6)	0.0	1.0	6.6
Comprehensive Income Gain (Loss) :
Net unrealized (loss) on cash flow hedge, net of tax	(13.8)	0.0	0.0	0.0	(3.9)	(9.9)
Net income, net of tax	30.6	0.0	0.0	5.8	0.0	24.8

Total Comprehensive Income Gain (Loss), net of tax	16.8			5.8	(3.9)	14.9
Share-based compensation issued	0.7	0.0	0.7	0.0	0.0	0.0
Share-based compensation expense/capitalized	4.6	0.0	3.5	0.0	0.0	1.1
Cash dividends declared $0.34 per share	(14.7)	0.0	0.0	(14.7)	0.0	0.0

Balance—July 1, 2010	$(381.7)	$0.4	$(453.7)	$(23.4)	$(14.7)	$109.7

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

At June 30, 2011, NCM LLC had 110,803,475 common membership units outstanding, of which 53,923,511 (48.7%) were owned by NCM, Inc., 22,060,262 (19.9%) were owned by Regal, 17,323,782 (15.6%) were owned by AMC, and 17,495,920 (15.8%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 30, 2010 contain a complete discussion of the Company’s significant accounting policies.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At June 30, 2011 there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 20% and 11% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 30, 2010 there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 21% and 17% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Other Investment— Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments – Equity Method and Joint Ventures. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG, resulting in cost method accounting. At June 30, 2011, the Company’s ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to ASC 220 Comprehensive Income. Under the amendments to ASC 220, all items that are required to be recognized under current accounting standards as components of comprehensive income shall be reported in a financial statement that is displayed with the same prominence as other financial statements. ASC 220 is effective for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of ASC 220 on its consolidated financial statements, including the impact to the presentation of comprehensive income in the consolidated statements of operations.

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

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Net Income Attributable to NCM, Inc. (in millions)	$9.0	$4.6	$8.0	$5.8

Weighted average shares outstanding:
Basic	53,912,351	42,289,915	53,801,768	42,250,029
Add: Dilutive effect of stock options and restricted stock	901,860	634,446	872,525	522,440

Diluted	54,814,211	42,924,361	54,674,293	42,772,469

Earnings per NCM, Inc. share:
Basic	$0.17	$0.11	$0.15	$0.14
Diluted	$0.16	$0.11	$0.15	$0.14

The effect of the 56,879,964; 62,935,711; 57,016,513 and 61,380,215 exchangeable NCM LLC common units held by the founding members for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 45,780; 192,906; 37,025 and 282,149 stock options and 45; 3,238; 10,296 and 6,201 non-vested (restricted) shares for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively, excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

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

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres will begin in the third quarter of 2011 as the Company now has access to on-screen advertising in the Regal Consolidated Theatres due to the expiration of their existing on–screen advertising agreement.

4.	RELATED-PARTY TRANSACTIONS

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in our network. The total theatre access fee to the founding members for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010 was $14.8 million, $13.4 million, $26.9 million and $26.3 million, respectively.

Under the ESAs, for the quarters and six months ended June 30, 2011 and July 1, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total revenue related to the beverage concessionaire agreements for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010 was $10.7 million, $9.6 million, $18.9 million and $18.8 million, respectively. In addition, the Company made payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $2.6 million, $1.4 million, $4.5 million and $3.8 million for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010 are as follows (in millions):

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
AMC	$6.7	$8.3	$8.5	$10.2
Cinemark	6.8	5.5	8.6	7.2
Regal	8.6	8.3	10.8	10.9
NCM, Inc.	21.0	13.7	26.4	18.0

Total	$43.1	$35.8	$54.3	$46.3

The available cash payment by NCM LLC to its founding members for the quarter ended June 30, 2011 of $22.1 million, which is included in amounts due to founding members at June 30, 2011, will be made in the third quarter of 2011. The available cash payment by NCM LLC to its founding members for the quarter ended July 1, 2010 of $22.1 million was made in the third quarter of 2010.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal must make “integration” payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions. For the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2011 and July 1, 2010, the Consolidated Theatres payment was $0.5 million, $0.9 million, $0.8 million and $1.3 million, respectively and represents a cash element of the consideration received for the common membership units issued. The Consolidated Theatres payment of $0.5 million for the quarter ended June 30, 2011, was included in amounts due from founding members at June 30, 2011 and will be received in the third quarter of 2011. The second quarter’s payment will be the final integration payment as Consolidated Theatres have been added to our network in June 2011.

Amounts due to founding members at June 30, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.6	$1.5
Cost and other reimbursement	(0.7)	(1.0)	(0.8)	(2.5)
Distributions payable, net	6.7	6.8	8.1	21.6

Total	$6.5	$6.2	$7.9	$20.6

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	0.0	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	$7.5	$8.9	$25.2

Other – During the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, AMC, Cinemark and Regal purchased an inconsequential amount, $0.3 million, $0.1 million and $0.7 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and included in advertising revenue.

Included in selling and marketing costs and Fathom Events operating costs is $0.6 million, $0.8 million, $0.9 million and $1.2 million for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

The Company paid the founding members $17.1 million in the first quarter of 2011 for the 2010 taxable year, $0.9 million in the second quarter of 2011 for the 2009 taxable year and $14.0 million in the first quarter of 2010 for the 2009 taxable year pursuant to the tax sharing agreement.

Related Party Affiliates — During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events services to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our advertising affiliates. Included in advertising operating costs is an inconsequential amount for the quarter and six months ended June 30, 2011. As of June 30, 2011 an inconsequential amount is included in accounts payable for amounts due to Showplex under the agreement.

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events services to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Included in advertising operating costs is an inconsequential amount for the quarters ended June 30, 2011 and July 1, 2010 and $0.1 million and an inconsequential amount for the six months ended June 30, 2011 and July 1, 2010, respectively, for payments to the affiliate under the agreement. As of June 30, 2011 and December 30, 2010 approximately $0.1 million is included in accounts payable for amounts due to LA Live under the agreement.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of our other advertising affiliates. Starplex joined the NCM LLC advertising network in the first quarter of 2010. Included in advertising operating costs is $0.7 million, $0.4 million, $1.1 million and $0.5 million, for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively, for its share of advertising sold in its theatres under the affiliate agreement. As of June 30, 2011 and December 30, 2010 approximately $0.7 million and $0.5 million, respectively is included in accounts payable for amounts due to Starplex under the agreement.

5.	BORROWINGS

On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consists of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM, LLC.

The outstanding balance of the term loan facility at June 30, 2011 and December 30, 2010 was $725.0 million. The outstanding balance under the revolving credit facility at June 30, 2011 and December 30, 2010 was $35.0 million and $50.0 million, respectively. As of June 30, 2011, the effective rate on the term loan was 5.3% including the effect of the interest rate swaps (both the swaps accounted for as hedges and those that are not). The interest rate swaps hedged $550.0 million or 76% of the $725.0 million term loan at a fixed interest rate of 6.484% while the unhedged portion was at an interest rate of 1.75%. The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.3%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at June 30, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the borrower is in compliance with its debt covenants. As of June 30, 2011, its consolidated net senior secured leverage ratio was 3.5 times, while the covenant was 6.5 times.

Refer to Note 11 for discussion of the amendment of the senior secured credit facility and restructuring of debt.

On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest rate to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). The note was paid in full January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010, $1.2 million of the balance was recorded in current liabilities. Interest on the note was accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense.

6.	COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from two to seven years, prior to any renewal periods of which some are at the option of the Company. The maximum potential

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $18.3 million over the remaining terms of the network affiliate agreements. As of June 30, 2011 and December 30, 2010 the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

7.	FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amounts of cash and other notes payable as reported in the Company’s balance sheets approximate their fair value due to their short maturity. The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $710.9 million and $713.3 million at June 30, 2011 and December 30, 2010, respectively. The carrying value of the term loan was $725.0 million as of June 30, 2011 and December 30, 2010.

The fair value of the investment in RMG networks has not been estimated at June 30, 2011 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company. The carrying amount of the Company’s investment was $6.7 million as of June 30, 2011 and December 30, 2010. Refer to Note 1.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$43.1	$43.1	$0.0	$0.0
Short-term investments (2)	7.9	7.9	0.0	0.0
Long-term investments (2)	1.0	1.0	0.0	0.0

Total Assets	$52.0	$52.0	$0.0	$0.0
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$(25.8)	$0.0	$(25.8)	$0.0
Interest Rate Swap Agreements (3)	(45.6)	0.0	(45.6)	0.0

Total Liabilities	$(71.4)	$0.0	$(71.4)	$0.0

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value.
(2)	Short-Term and Long-term Investments— The Company’s short-term and long-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. Short-term investments have effective maturity dates from three to 12 months and long-term investments have effective maturity dates greater than 12 months. The amortized cost basis approximates the aggregate fair value as of June 30, 2011 and December 30, 2010. For the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010 there was an inconsequential amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.
(3)	Interest Rate Swap Agreements—Refer to Note 8.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on $550.0 million of the variable rate debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a significant portion of the Company’s variable rate debt to a fixed rate of 6.484%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

Cash flow hedge accounting was discontinued on September 15, 2008 due to the event of default created by the bankruptcy of Lehman Brothers Holdings Inc. (“Lehman”) and the inability of the Company to continue to demonstrate the swap would be effective. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with Lehman Brothers Special Financing (“LBSF”) shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during both the quarters ended June 30, 2011 and July 1, 2010 was $0.3 million and during both the six months ended June 30, 2011 and July 1, 2010 was $0.6 million. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties other than Barclays (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at June 30, 2011 and December 30, 2010. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

As of June 30, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of June 30, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$19.4	Current Liabilities	$19.0
Interest rate swap agreements	Other Liabilities	$34.2	Other Liabilities	$34.1

Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.4	Current Liabilities	$6.3
Interest rate swap agreements	Other Liabilities	$11.4	Other Liabilities	$11.4

Total derivatives		$71.4		$70.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivative instruments in cash flow hedge relationships on the consolidated financial statements for the quarters ended June 30, 2011 and July 1, 2010 and six months ended June 30, 2011 and July 1, 2010 were as follows (in millions):

	Unrealized Loss Recognized in NCM, Inc’s OCI (Pre-tax)				Realized Loss Recognized in Interest Expense (Pre-tax)
	Qtr. Ended June 30, 2011	Qtr. Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010	Qtr. Ended June 30, 2011	Qtr. Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Interest Rate Swaps	$(9.6)	$(17.1)	$(9.6)	$(25.9)	$(4.9)	$(4.9)	$(9.8)	$(9.8)

For the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010 there was $0.3 million, $0.3 million, $0.6 million and $0.6 million of ineffectiveness recognized, respectively.

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the quarters ended June 30, 2011 and July 1, 2010 and six months ended June 30, 2011 and July 1, 2010 were as follows (in millions):

	Loss Recognized in Interest Expense (Pre-tax)
	Qtr. Ended June 30, 2011	Qtr. Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Interest on borrowings	$(1.6)	$(1.6)	$(3.2)	$(3.0)
Change in derivative fair value	$(2.0)	(4.5)	(0.8)	(6.2)

Total	$(3.6)	$(6.1)	$(4.0)	$(9.2)

9.	OWNERSHIP CHANGES

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Net income attributable to NCM, Inc.	$8.0	$5.8
Subsidiary equity issued (returned) for purchase of intangible asset	(2.7)	58.9
Income tax and other impacts of subsidiary ownership changes	1.0	(26.6)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$6.3	$38.1

10.	SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Advertising revenue accounted for 86.5%, 90.9%, 85.3% and 86.0% of consolidated revenue for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

operating income in the consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Quarter Ended June 30, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$98.6	$15.4	$0.0	$114.0
Operating costs	20.7	10.7		31.4
Selling and marketing costs	12.2	2.0	0.7	14.9
Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$65.0	$2.5

Network, administrative and other costs			16.6	16.6

Consolidated Operating Income				$50.2

	Quarter Ended July 1, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$90.1	$8.9	$0.1	$99.1
Operating costs	19.1	6.0		25.1
Selling and marketing costs	11.5	2.2	0.4	14.1
Other costs	0.7	0.2		0.9

Operating income, net of direct expenses	$58.8	$0.5

Network, administrative and other costs			15.7	15.7

Consolidated Operating Income				$43.3

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 30, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$157.7	$27.1	$0.0	$184.8
Operating costs	36.3	18.3		54.6
Selling and marketing costs	23.8	4.1	1.6	29.5
Other costs	1.4	0.4		1.8

Operating income, net of direct expenses	$96.2	$4.3

Network, administrative and other costs			33.7	33.7

Consolidated Operating Income				$65.2

	Six Months Ended July 1, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$157.9	$25.7	$0.1	$183.7
Operating costs	36.5	17.1		53.6
Selling and marketing costs	22.1	4.3	0.8	27.2
Other costs	1.4	0.4		1.8

Operating income, net of direct expenses	$97.9	$3.9

Network, administrative and other costs			31.4	31.4

Consolidated Operating Income				$69.7

The following is a summary of revenues by category (in millions):

	Quarter Ended June 30, 2011	Quarter Ended July1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
National Advertising Revenue	$67.7	$64.1	$106.0	$110.5
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	10.7	9.6	18.9	18.8
Local Advertising Revenue	20.2	16.4	32.8	28.6
Fathom Consumer Revenue	12.1	4.4	20.0	17.5
Fathom Business Revenue	3.3	4.5	7.1	8.2
Other	0.0	0.1	0.0	0.1

Total Revenues	$114.0	$99.1	$184.8	$183.7

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

11.	SUBSEQUENT EVENTS

On August 3, 2011, the Company declared a cash dividend of $0.22 per share (approximately $12 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on August 18, 2011 to be paid on September 1, 2011.

On July 5, 2011 NCM, LLC completed a private placement of $200 million in aggregate principal amount of 7.875% Senior Notes (“the Notes”) due in 2021. The Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175 million of NCM, LLC’s outstanding indebtedness under its existing senior secured credit facility, as well as payments on the existing revolving line of credit and offering costs.

On June 20, 2011, NCM, LLC, entered into an amendment (the “Amendment”) to NCM, LLC’s senior secured credit facility (the “Credit Facility”). Pursuant to the terms and conditions thereof, the Amendment became effective upon the completion of the private placement of the Notes on July 5, 2011. Barclays Bank PLC, is administrative agent for certain lenders that are party to the Credit Facility.

Under the Amendment, among other things:

•

the existing six-year $66 million revolving credit facility that terminates on February 13, 2013, was replaced with a new $105 million revolving credit facility that will terminate on December 31, 2014;

•	the $14 million outstanding revolving loan from Lehman (not subject to pro rata prepayment or re-borrowing) remains in place and will also mature on December 31, 2014;

•	the negative covenants of LLC were amended to permit LLC to issue senior notes and other unsecured indebtedness subject to certain conditions;

•	the unused line fee increased from 0.375% per annum to 0.50% per annum;

•	the amount of permitted investments by LLC increased; and

•	the definition of available cash was amended to (i) disregard the effect of certain debt issuances and (ii) level out the impact on available cash of certain capital expenditures.

The amendment required LLC to use at least $175 million of the net proceeds of the senior notes offering to prepay the term loans under the Credit Facility. The consenting lenders further agreed that there would be no breakage costs associated with the prepayment of indebtedness from proceeds of the senior notes offering or the replacement of the revolving credit facility and the applicable margin has not changed.

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Consumer and Business Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events businesses are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 94% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary metrics and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplaces in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location. Finally, we monitor our operating cash flow and related financial leverage (see Note 5 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met and there are adequate cash reserves to operate our business.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 25, 2011 for the Company’s fiscal year ended December 30, 2010.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share data)	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Revenue	$114.0	$99.1	$184.8	$183.7
Operating income	$50.2	$43.3	$65.2	$69.7
Adjusted OIBDA	$57.7	$49.9	$81.3	$82.4
Adjusted OIBDA margin	50.6%	50.4%	44.0%	44.9%
Net Income Attributable to NCM, Inc.	$9.0	$4.6	$8.0	$5.8
Net Income per NCM, Inc. Basic Share	$0.17	$0.11	$0.15	$0.14
Net Income per NCM, Inc. Diluted Share	$0.16	$0.11	$0.15	$0.14

Total advertising revenue ($ in millions)	$98.6	$90.1	$157.7	$157.9
Total theater attendance (in millions)	175.6	165.1	308.8	327.0
Total advertising revenue per attendee	$0.56	$0.55	$0.51	$0.48

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

OIBDA and Adjusted OIBDA do not reflect the Regal Consolidated Theatres integration payments. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which were $0.5 million, $0.9 million, $0.8 million and $1.3 million for the quarters ended June 30, 2011 and July 1, 2010 and the six months ended June 30, 2011 and July 1, 2010, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended June 30, 2011	Quarter Ended July 1, 2010	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Operating income	$50.2	$43.3	$65.2	$69.7
Depreciation and amortization	4.3	4.3	8.9	8.3

OIBDA	54.5	47.6	74.1	78.0
Share-based compensation costs (1)	3.2	2.3	7.2	4.4

Adjusted OIBDA	$57.7	$49.9	$81.3	$82.4

Total Revenue	$114.0	$99.1	$184.8	$183.7

Adjusted OIBDA margin	50.6%	50.4%	44.0%	44.9%

(1)	Share-based payment costs are included in network operations, selling and marketing, and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter and six months ended June 30, 2011 and July 1, 2010 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter Ended June 30, 2011 and July 1, 2010

Revenue. Total revenue of the Company for the quarter ended June 30, 2011 was $114.0 million compared to $99.1 million for the quarter ended July 1, 2010, an increase of $14.9 million, or 15.0%. The increase in total revenue was primarily the result of an increase in total advertising revenue of $8.5 million or 9.4% (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”), in addition to the 73.0% increase in Fathom Events revenue from $8.9 million in 2010 to $15.4 million in the current quarter.

National advertising revenues of $78.4 million (including $10.7 million of beverage revenue) for the quarter ended June 30, 2011 increased 6.4% from $73.7 million (including $9.6 million of beverage revenue) for the quarter ended July 1, 2010. National advertising revenue (excluding beverage revenue) for the quarter ended June 30, 2011 increased $3.6 million or 5.6% to $67.7 million compared to $64.1 million for the quarter ended July 1, 2010. This increase was due to the continued expansion of our overall client base and an increase in the allocation to the current quarter of the annual content partner spending as compared to the second quarter of 2010. In addition, the higher content partner allocation and a favorable TV advertising scatter market contributed to an increase of 2.9% in national advertising CPMs (excluding beverage revenue). There was also a 6.4% increase in national advertising impressions sold that contributed to a slight decrease versus the second quarter of 2010 in the national inventory utilization to 91.5%. This increase in impressions related to a strong theatrical box office and the addition of network affiliates. The 11.5% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to a combination of the impact of the annual contractual 6% beverage revenue CPM increase and a 5.7% increase in founding member attendance due to a strong theatrical box office and the AMC Kerasotes Acquisition completed in the second quarter of 2010. Our make-good reserve balance decreased to $2.0 million at June 30, 2011 from $4.6 million at July 1, 2010 due to strong theatre attendance at the end of the current quarter. The Company anticipates this reserve will be recognized as revenue in the third quarter of 2011.

Local advertising revenue increased $3.8 million or 23.2% to $20.2 million for the current quarter compared to $16.4 million for the quarter ended July 1, 2010. This increase was primarily due to the expansion of our network and an increase in the number of larger regional contracts as well as regional spending by nationally recognized clients. Local revenue per theatre attendee increased 20.0% to $0.12 per attendee for the second quarter of 2011 compared to $0.10 for the second quarter of 2010, notwithstanding the 6.4% increase in theatre attendance.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended June 30, 2011 increased 1.8% to $0.56 per attendee compared to $0.55 for the quarter ended July 1, 2010. Excluding beverage revenue, total advertising revenue per attendee increased 2.7%. The increase in the advertising revenue per attendee was due to the 9.4% increase in total advertising revenue (including beverage), offset by the 6.4% increase in theatre attendance.

Fathom Events revenue increased 73.0% to $15.4 million for the quarter ended June 30, 2011 as compared to $8.9 million for the quarter ended July 1, 2010. Our Fathom Consumer events revenue increased 168.9% primarily due to a 123.0% increase in events versus the second quarter of 2010, including additional Metropolitan Opera programs and many other arts and entertainment and cinema events. The Fathom Business division revenue remained consistent compared to the 2010 period as the division continues to be negatively impacted by the slow economic recovery. The total number of Fathom event sites utilized during the quarter ended June 30, 2011 increased 88.6% compared to the same period of 2010, primarily due to a the increase in the number of Fathom Consumer events held and the expansion of the Fathom Events network.

Operating expenses. Total operating expenses for the quarter ended June 30, 2011 were $63.8 million compared to $55.8 million for the quarter ended July 1, 2010. The 14.3% increase in 2011 compared to the 2010 period was primarily the result of a 73.0% increase in our Fathom Event revenue, and a 9.2% increase in our advertising revenues (excluding beverage). Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $5.9 million for the quarter ended June 30, 2011 increased 3.5% over the $5.7 million for the quarter ended July 1, 2010 due primarily to the increase in advertising revenue.

Fathom Events operating costs. Fathom Events operating costs of $10.7 million for the quarter ended June 30, 2011 increased $4.7 million or 78.3% compared to $6.0 million during the quarter ended July 1, 2010. The increase was primarily due to the increased revenue generated by the Fathom Consumer division resulting in an increase in payments to content producers due to the mix of events, as well as the increase in the revenue share payments to our founding members and affiliates.

Network costs. Network costs of $4.8 million for the quarter ended June 30, 2011 were consistent with $4.8 million for the quarter ended July 1, 2010 due to lower maintenance costs related to the transition to the digital cinema projectors offset by costs associated with aging network equipment in theatres that have yet to install the new higher quality digital cinema equipment.

Theatre access fees. Theatre access fees were $14.8 million for the quarter ended June 30, 2011 compared to $13.4 million for the quarter ended July 1, 2010. The 10.4% increase for 2011 versus the 2010 period was primarily the result of a 5.7% increase in founding member attendance, driven in part by the attendance and screens added by the AMC Kerasotes Acquisition completed in the second quarter of 2010. The remaining increase was due to the annual increase in the amount per digital screen specified in the ESA and additional costs associated with our access to the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased to $14.9 million, or 5.7% for the quarter ended June 30, 2011 compared to $14.1 million for the quarter ended July 1, 2010. This increase is primarily due to higher personnel costs including local sales commissions related to the 23.2% increase in local advertising revenue.

Administrative and other costs. Administrative and other costs for the quarter ended June 30, 2011 were $8.4 million compared to $7.5 million for the quarter ended July 1, 2010, an increase of 12.0%. The increase is due to increased personnel and consulting costs related to the development of our core advertising, scheduling and distribution systems and additional compensation expense primarily related to a $0.5 million increase in non-cash share-based compensation expense.

Depreciation and amortization. Depreciation and amortization of $4.3 million for the quarter ended June 30, 2011 remained consistent with $4.3 million for the quarter ended July 1, 2010.

Net income. Net income generated for the quarter ended June 30, 2011 was $9.0 million, an increase of 95.7% over the $4.6 million for the quarter ended July 1, 2010. The increase was due primarily to the 15.9% increase in operating income and a $2.5 million decrease in the charge related to the change in derivative fair value offset by an increase in the provision for income taxes and net income attributable to noncontrolling interests. The change in derivative fair value resulted in a pre-tax non-cash charge of $2.0 million for the quarter ended June 30, 2011 compared to a pre-tax non-cash charge of $4.5 million for the quarter ended July 1, 2010, due to the change in the fair value of an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. The increase in the provision for income taxes of $2.7 million to $5.4 million for the second quarter of 2011 is due primarily to higher taxable income. Noncontrolling interest expense increased $2.0 million to $19.3 million for the quarter ended June 30, 2011 due to higher NCM LLC net income.

Six Months Ended June 30, 2011 and July 1, 2010

Revenue. Total revenue of the Company for the six months ended June 30, 2011 was $184.8 million compared to $183.7 million for the six months ended July 1, 2010. This 0.6% increase for the 2011 period over the 2010 period was the result of an increase of $1.4 million, or 5.4%, in Fathom Events revenues, offset by a small decrease of 0.1%, in advertising revenue relating to lower first quarter 2011 revenue.

National advertising revenues of $124.9 million (including $18.9 million of beverage revenue) for the six months ended June 30, 2011 decreased 3.4% from $129.3 million (including $18.8 million of beverage revenue) for the 2010 period. National advertising revenue (excluding beverage revenue) for the six months ended June 30, 2011 decreased 4.1% to $106.0 million compared to $110.5 million for the six months ended July 1, 2010. This decrease was primarily due to the first quarter of 2010 having included a significant advertising contract from one client in the military category that was not repeated in the first quarter of 2011. Content partner commitment spending for the six months ended June 30, 2011 increased $3.0 million as compared to 2010. The decrease in national inventory utilization (excluding beverage revenue) to 82.8% for the six months ended June 30, 2011 from 85.4% for the six months ended July 1, 2010 was due to the decrease in national advertising revenue during the first half of 2011 as compared to the first half of 2010, offset by a 5.6% decrease in theatre attendance compared to the prior year period. The lower national inventory utilization related to the impact of the decrease in military spending, partially offset by continued expansion of our overall client base and a favorable TV advertising scatter market that contributed to a 4.0% increase in national advertising CPMs (excluding beverage revenue). The 0.5% decrease in payments from the founding members for their beverage concessionaire agreements was due primarily to a 4.7% decrease in founding member attendance due to a weaker box office during the first quarter of 2011, offset by the impact of the annual contractual 6% beverage revenue CPM increase.

Local advertising revenue increased $4.2 million or 14.7% to $32.8 million for the six months ended June 30, 2011 compared to $28.6 million for the six months ended July 1, 2010. This increase was primarily due to the expansion of our network and an increase in the number of larger regional contracts as well as regional spending by nationally recognized clients. Local revenue per theatre attendee for the six months ended June 30, 2011 increased 22.2% to $0.11 per attendee compared to $0.09 for the six months ended July 1, 2010 due to the increased sales revenue combined with a decrease in theatre attendance within our network of 12.0% compared to the comparable period in 2010.

Total advertising revenue per attendee (including beverage revenue) for the six months ended June 30, 2011 increased 6.3% to $0.51 per attendee, from $0.48 per attendee for the six months ended July 1, 2010. The increase in the advertising revenue per attendee was primarily due to the increase in local advertising revenue and the impact of the overall 5.6% decrease in attendance across our network.

Fathom Events revenue increased $1.4 million, or 5.4%, to $27.1 million for the six months ended June 30, 2011 compared to the 2010 period due to a 14.3% increase in Fathom Consumer revenue. This increase related to the diversification of programming categories and an increase in the number of events in the first half of 2011 versus 2010. The Fathom Business division revenue decreased slightly compared to 2010 as the division continues to be negatively impacted by the slow economic recovery. The total number of Fathom event sites utilized during the current six month period increased 42.0% compared to the same period of 2010, primarily due to a 53.5% increase in the number of Fathom Consumer events held and the expansion of the Fathom Events network.

Operating expenses. Total operating expenses for the six months ended June 30, 2011 were $119.6 million compared to $114.0 million for the 2010 period through July 1, 2010. The 4.9% increase for the six months ended June 30, 2011 compared to the same period of 2010 was the result of the impact of increases in local advertising and Fathom revenues and non-cash share-based compensation expenses.

Advertising operating costs. Advertising operations costs of $9.4 million for the six months ended June 30, 2011 decreased 7.8% compared to $10.2 million for the 2010 period. This decrease was primarily the result of a decrease in costs associated with non-digital delivery of our preshow due to the 7.3% increase in digital screens.

Fathom Events operating costs. Fathom Events operating costs of $18.3 million for the six months ended June 30, 2011 increased 7.0% compared to $17.1 million during the 2010 period. The increase was the result of additional payments to content producers and revenue share to our founding members and affiliates directly related to the increased revenue generated by the Fathom Consumer division.

Network costs. Network costs of $9.7 million for the six months ended June 30, 2011 were consistent with the $9.7 million for the six months ended July 1, 2010 due to lower maintenance costs related to the transition to digital cinema projectors offset by costs associated with aging network equipment in theatres that have yet to install the new higher quality digital cinema equipment.

Theatre access fees. Theatre access fees were $26.9 million for the six months ended June 30, 2011 compared to $26.3 million for the comparable 2010 period. The 2.3% increase for the first six months of 2011 versus the first six months of 2010 was the result of the annual 5% increase per digital screen and additional costs associated with our access to the higher quality digital cinema equipment, offset by a 4.7% decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $29.5 million for the six months ended June 30, 2011 compared to $27.2 million for the six months ended July 1, 2010, an increase of 8.5%. This increase was primarily due to higher personnel costs including increased sales commissions for our regional and Fathom Consumer business, as well as an $0.8 million increase in non-cash share-based compensation expense.

Administrative and other costs. Administrative and other costs for the six months ended June 30, 2011 were $16.9 million compared to $15.2 million for the 2010 period. The 11.2% increase in the six month period ended June 30, 2011 as compared to the six month period ended July 1, 2010 is primarily due to increased personnel costs of $2.2 million which included additional personnel associated with the growth of our business and a $1.6 million increase in non-cash share-based compensation, offset by lower professional services.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million to $8.9 million for the first six months of 2011 compared to $8.3 million for the same period in 2010 as a result of increased amortization expense recognized on additional intangible assets recorded related to the annual and special Common Unit Adjustment. We expect full year 2011 depreciation and amortization to increase over 2010 due to the increases in amortization of the intangible assets that were recorded during 2011.

Net income. Net income generated for the six months ended June 30, 2011 increased 37.9% to $8.0 million compared to net income for the six months ended July 1, 2010 of $5.8 million. The increase was due primarily to a $5.4 million decrease in the charge related to the change in derivative fair value and a $2.9 million decrease in the net income attributable to noncontrolling interests, offset by a $4.5 million decrease in operating income. The change in derivative fair value resulted in a pre-tax non-cash charge of $0.8 million for the six months ended June 30, 2011 compared to a pre-tax non-cash charge of $6.2 million for the six months ended July 1, 2010, due to the change in the fair value of an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. The increase of $1.1 million to $4.7 million for the six months ended June 30, 2011 in the provision for income taxes is due primarily to higher pretax income. Noncontrolling interest expense decreased $2.9 million for the six months ended June 30, 2011 due to the impact of the redemption of common membership units during the second quarter of 2010 impacting the allocation of overall higher net income to NCM, LLC (see Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document).

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, the impact to our business associated with these issues is mitigated somewhat due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. During the third and fourth quarter of 2010, we added several new affiliate theatres to our national network including: Metropolitan Theatres Corporation, Great Escape Theatres and RC Theatres. In the first half of 2011 we have added Consolidated Theatres acquired by Regal in 2008, as well as several new affiliates including Rave Cinemas, LLC and Showplex Cinemas, Inc. During the third quarter of 2011 we will add Digital Cinema Destinations, Corp., VSS Southern Theatres and Coming Attractions. In total, these contracted new founding member and affiliate theatres that have joined or will join our network, are expected to add nearly 47 million new attendees on a full-year pro-forma basis, which we expect may result in up to 650 million new salable national advertising impressions. Our sales force either has integrated or will integrate these additional impressions into the advertising sales process during the remainder of 2011 and we expect that these attendees will then be additive to our revenue, operating income and cash flow. We are discussing network affiliate relationships with other theatre circuits that could be added during the remainder of 2011 or thereafter. We believe that the continued growth of our network will continue to strengthen our selling proposition and competitive positioning versus other national advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2011 and in 2010, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2011 and for the foreseeable future.

We remain involved in discussions with the founding member circuits to explore a restructuring of the Fathom Events business relationship. The discussions are on-going and we do not know how the existing relationship might be changed or if it will be changed. Any change to the Fathom Events business relationship with the founding members would likely have to be approved by a special independent committee of NCM, Inc’s board, nine of NCM Inc’s ten director and a majority of all independent directors.

In July 2011 we amended our credit facility agreement and completed a private placement of $200 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds were used to prepay $175 million of unhedged outstanding term loan borrowings under our senior secured credit facility. In conjunction with this bond placement we also restructured our existing revolving credit agreement by expanding the availability from $80 million to $119 million and extending the term from February 13, 2013 to December 31, 2014. As a result of these transactions, we have significantly extended the maturities of our debt structure as well as increased our liquidity. Due to the higher interest rate on the bonds versus our senior secured credit facility term loan, we expect our interest expense on borrowings to increase by $5.8 million for second half of 2011 compared to the second half of 2010.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of June 30, 2011, our cash, cash equivalents and short-term investments balance was $64.4 million, a decrease of $18.5 million compared to the balance of $82.9 million as of December 30, 2010. Compared to the balance at July 1, 2010 of $55.9 million, the balance at June 30, 2011 increased $8.5 million. At June 30, 2011, we had an additional $45.0 million of borrowing availability on our revolving credit facility for total liquidity availability of $109.4 million compared to $112.9 million at December 30, 2010. At July 1, 2010, our total liquidity availability was $83.9 million. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders. Our net debt balances (debt balance net of cash, cash equivalents and short-term investments balance) decreased $25.5 million compared to the balance at July 1, 2010.

We have generated and used cash as follows (in millions):

	Six Months Ended June 30, 2011	Six Months Ended July 1, 2010
Operating cash flow	$52.2	$36.4
Investing cash flow	$(6.1)	$(6.3)
Financing cash flow	$(64.0)	$(67.4)

•

Operating Activities. The increase in cash provided by operating activities for the six months ended June 30, 2011 versus the six months ended July 1, 2010 was primarily due to the increase in operating income, the timing of normal operating expenses, as well as the timing of the collection of accounts receivable balances offset by the timing of payments for income taxes and taxes due under the tax sharing agreement.

•

Investing Activities. The cash used for investing cash flows for the six months ended June 30, 2011 decreased slightly compared to the level of investing cash flow for the six months ended July 1, 2010. The decrease is a combination of the level of capital expenditures, which are offset by the proceeds from the sale of fixed assets, and the use of cash to purchase short term investments consistent with our investment policy.

•

Financing Activities. The change in financing cash flows for the six months ended June 30, 2011 versus the six months ended July 1, 2010 was primarily due to an increase in our quarterly dividend offset by a decrease in net repayments on our revolving credit agreement in 2011 as compared to 2010.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are available cash distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility. Refer to Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this document and “–Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues, changes in interest on borrowings and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the six months ended June 30, 2011 was $54.3 million, of which $26.4 million was distributed to NCM, Inc. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in July 2011 of $0.22 per share (approximately $12 million) which will be paid on September 1, 2011. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 30, 2010 and incorporated by reference herein. As of June 30, 2011, there were no significant changes in those critical accounting estimates.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations as of June 30, 2011, however in July 2011 we completed a restructuring of our indebtedness. Refer to Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this document and “–Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging $550.0 million of the $725.0 million term loan outstanding at June 30, 2011 at a fixed interest rate of 6.484%. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein. At June 30, 2011, the current interest rates on that debt are lower than those implicit in the hedge, thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $2.1 million for an annual period on a total of $210.0 million of unhedged debt (which includes $35.0 million outstanding on our revolver). Because each of our interest rate swaps was in a liability position at June 30, 2011, we are not currently exposed to counterparty risk related to the swaps. Due to the debt restructuring, beginning in the third quarter of 2011 we will be exposed to only the interest rate risk on the outstanding revolver balance as the remaining term loan of $550.0 million is subject to the interest rate swap arrangements described above and the $200.0 million in aggregate principal amount of 7.875% senior notes due in 2021 will be at a fixed rate. Refer to Note 11 to the unaudited condensed consolidated financial statements included elsewhere in this document and “–Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2011, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 30, 2011 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2011 through April 28, 2011	—	—	—	N/A
April 29, 2011 through May 26, 2011	—	—	—	N/A
May 27, 2011 through June 30, 2011 (1)	567	$17.71	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Removed and Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(4)	National CineMedia, Inc. 2011 Performance Bonus Plan

10.3	(5)	National CineMedia, Inc. 2007 Equity Incentive Plan, as amended

10.4	*	Second Amendment to Credit Agreement dated June 20, 2011, by and among National CineMedia, LLC, Barclays Bank PLC, as administrative agent and the Lenders party thereto

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	***	The following materials from the Quarterly Report on Form 10-Q of National CineMedia, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to NCM, Inc’s Form 10-Q (File No. 001-33296) filed on May 10, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 10.1 from NCM Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(5)	Incorporated by reference to Exhibit 10.2 from NCM Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date:	August 4, 2011	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2011	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)