Form 10-Q
period 2011-09-29
National CineMedia, Inc.
filed 2011-11-04
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2011

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

As of November 1, 2011, 55,176,488 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	September 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61.7	$74.4
Short-term investments	7.0	8.5
Receivables, net of allowance of $4.1 and $3.7 million, respectively	97.1	100.7
Prepaid expenses	1.8	1.7
Other assets	3.5	3.9

Total current assets	171.1	189.2
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $53.2 and $46.4 million, respectively	22.2	19.8
Intangible assets, net of accumulated amortization of $18.1 and $10.8 million, respectively	276.4	275.2
Deferred tax assets, net of valuation allowance of $1.7 and $1.7 million, respectively	310.6	355.7
Debt issuance costs, net	13.3	7.3
Other investment	6.7	6.7
Long-term investments	7.0	0.0
Other long-term assets	0.6	0.6

Total non-current assets	636.8	665.3

TOTAL	$807.9	$854.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	34.1	25.2
Payable to founding members under tax sharing agreement	16.5	21.6
Accrued expenses	12.6	8.9
Income tax payable	0.6	1.2
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	25.0	25.3
Accrued payroll and related expenses	10.6	12.7
Accounts payable	11.1	11.8
Deferred revenue	3.9	3.8
Other liabilities	0.1	0.2

Total current liabilities	114.5	111.9
NON-CURRENT LIABILITIES:
Borrowings	774.0	775.0
Deferred tax liability	58.2	68.1
Payable to founding members under tax sharing agreement	154.4	172.4
Interest rate swap agreements	53.0	45.5

Total non-current liabilities	1,039.6	1,061.0

Total liabilities	1,154.1	1,172.9

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	0.0	0.0
Common stock, $0.01 par value; 175,000,000 and 120,000,000 shares authorized, 53,927,148 and 53,549,477 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(379.2)	(373.3)
Retained earnings (distributions in excess of earnings)	(29.8)	(20.5)
Accumulated other comprehensive loss	(19.0)	(17.5)

Total NCM, Inc. stockholders’ equity/(deficit)	(427.5)	(410.8)
Noncontrolling interests	81.3	92.4

Total equity/(deficit)	(346.2)	(318.4)

TOTAL	$807.9	$854.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended September 29, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 29, 2011	Nine Months Ended September 30, 2010
REVENUE:
Advertising (including revenue from founding members of $10.6, $10.0, $29.6 and $29.5 million, respectively)	$127.1	$117.7	$284.8	$275.6
Fathom Events	8.8	8.0	35.9	33.7
Other	0.1	0.0	0.1	0.1

Total	136.0	125.7	320.8	309.4

OPERATING EXPENSES:
Advertising operating costs	8.4	5.8	17.8	16.0
Fathom Events operating costs (including $1.5, $1.5, $6.0 and $5.3 million to founding members, respectively)	6.4	5.6	24.7	22.7
Network costs	4.6	4.9	14.3	14.6
Theatre access fees—founding members	15.2	13.6	42.1	39.9
Selling and marketing costs	15.6	15.5	45.1	42.7
Administrative and other costs	6.7	8.2	23.6	23.4
Depreciation and amortization	5.1	5.0	14.0	13.3

Total	62.0	58.6	181.6	172.6

OPERATING INCOME	74.0	67.1	139.2	136.8
Interest Expense and Other, Net:
Interest on borrowings	13.9	11.1	35.3	33.3
Change in derivative fair value	1.9	3.2	2.7	9.4
Accretion of interest on the discounted payable to founding members under tax sharing agreement	2.4	3.6	10.9	10.1
Interest income and other	1.4	0.0	1.3	(0.1)

Total	19.6	17.9	50.2	52.7

INCOME BEFORE INCOME TAXES	54.4	49.2	89.0	84.1
Provision for income taxes	8.5	6.6	13.2	10.2
Equity loss from investment, net	0.0	0.0	0.0	0.7

CONSOLIDATED NET INCOME	45.9	42.6	75.8	73.2
Less: Net Income Attributable to Noncontrolling Interests	29.1	30.8	51.0	55.6

NET INCOME ATTRIBUTABLE TO NCM, INC	$16.8	$11.8	$24.8	$17.6

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.31	$0.25	$0.46	$0.40
Diluted	$0.31	$0.24	$0.45	$0.39
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,924,656	47,557,238	53,842,731	44,019,099
Diluted	54,703,663	48,213,905	54,644,814	44,585,452

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended September 29, 2011	Nine Months Ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$75.8	$73.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	9.5	6.7
Depreciation and amortization	14.0	13.3
Non-cash share-based compensation	8.1	6.7
Accretion of interest on the discounted payable to founding members under tax sharing agreement	10.9	10.1
Excess tax benefit from share-based compensation	(0.2)	0.0
Net unrealized loss on hedging transactions	2.7	9.4
Equity loss from investment	0.0	0.7
Amortization of debt issuance costs	1.7	1.4
Write-off of debt issuance costs	1.5	0.0
Other non-cash operating activities	(0.1)	0.6
Changes in operating assets and liabilities:
Receivables—net	3.6	(0.4)
Accounts payable and accrued expenses	(0.5)	(3.0)
Amounts due to founding members	0.4	1.0
Payment to founding members under tax sharing agreement	(18.0)	(14.4)
Income taxes and other	(0.4)	(5.0)
Other operating	0.0	0.3

Net cash provided by operating activities	109.0	100.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9.0)	(6.6)
Proceeds from sale of property and equipment to founding member	0.0	3.0
Purchase of investments	(31.0)	(5.7)
Proceeds from sale of investments	25.5	1.0
Purchase of intangible assets	(14.7)	0.0

Net cash used in investing activities	(29.2)	(8.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(33.4)	(24.4)
Proceeds from borrowings	298.0	81.0
Repayments of borrowings	(300.3)	(128.0)
Payment of debt issuance costs	(9.1)	0.0
Founding members integration payments	1.9	2.5
Distributions to founding members	(53.6)	(59.5)
Payment of offering costs and fees	0.0	(0.2)
Excess tax benefit from share-based compensation	0.2	0.0
Proceeds from stock option exercises	4.2	1.4
Repurchase of stock for restricted stock tax withholding	(0.4)	(0.3)

Net cash used in financing activities	(92.5)	(127.5)

CHANGE IN CASH AND CASH EQUIVALENTS	(12.7)	(35.2)
CASH AND CASH EQUIVALENTS:
Beginning of period	74.4	91.1

End of period	$61.7	$55.9

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended September 29, 2011	Nine Months Ended September 30, 2010
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity (equity returned)	$(5.5)	$151.3
Purchase of subsidiary equity with NCM, Inc. equity	$0.0	$174.9
Increase in dividends not requiring cash in the period	$0.7	$0.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$30.0	$39.4
Cash paid for income taxes	$4.3	$8.7

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT) AND COMPREHENSIVE INCOME

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance—December 30, 2010	$(318.4)	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to Members	(60.9)	0.0	0.0	0.0	0.0	(60.9)
Subsidiary equity (returned) for purchase of intangible asset	(5.5)	0.0	(2.7)	0.0	0.0	(2.8)
Income tax and other impacts of subsidiary ownership changes	(11.7)	0.0	(13.7)	0.0	(0.2)	2.2
Comprehensive Income (Loss):
Net unrealized loss on cash flow hedge, net of tax	(3.6)	0.0	0.0	0.0	(1.3)	(2.3)
Net income, net of tax	75.8	0.0	0.0	24.8	0.0	51.0

Total Comprehensive Income (Loss), net of tax	72.2			24.8	(1.3)	48.7
Share-based compensation issued	3.8	0.0	3.8	0.0	0.0	0.0
Share-based compensation expense/capitalized	8.2	0.0	6.5	0.0	0.0	1.7
Income tax effect of share-based compensation	0.2	0.0	0.2	0.0	0.0	0.0
Cash dividends declared $0.62 per share	(34.1)	0.0	0.0	(34.1)	0.0	0.0

Balance—September 29, 2011	$(346.2)	$0.5	$(379.2)	$(29.8)	$(19.0)	$81.3

Balance—December 31, 2009	$(493.1)	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(59.4)	0.0	0.0	0.0	0.0	(59.4)
Subsidiary equity issued for purchase of intangible asset	151.3	0.0	58.9	0.0	0.0	92.4
Income tax and other impacts of subsidiary ownership changes	23.6	0.0	41.9	0.0	(2.2)	(16.1)
Issuance of shares	174.6	0.1	174.5	0.0	0.0	0.0
NCM, Inc. investment in subsidiary	(174.9)	0.0	(174.9)	0.0	0.0	0.0

Net impact to Consolidated Equity	(0.3)	0.1	(0.4)
Comprehensive Income (Loss):
Net unrealized loss on cash flow hedge, net of tax	(19.8)	0.0	0.0	0.0	(7.2)	(12.6)
Net income, net of tax	73.2	0.0	0.0	17.6	0.0	55.6

Total Comprehensive Income (Loss), net of tax	53.4			17.6	(7.2)	43.0
Share-based compensation issued	1.1	0.0	1.1	0.0	0.0	0.0
Share-based compensation expense/capitalized	7.0	0.0	5.4	0.0	0.0	1.6
Cash dividends declared $0.52 per share	(24.4)	0.0	0.0	(24.4)	0.0	0.0

Balance—September 30, 2010	$(340.8)	$0.5	$(383.3)	$(21.3)	$(21.2)	$84.5

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

At September 29, 2011, NCM LLC had 110,807,112 common membership units outstanding, of which 53,927,148 (48.7%) were owned by NCM, Inc., 22,060,262 (19.9%) were owned by Regal, 17,495,920 (15.8%) were owned by Cinemark and 17,323,782 (15.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Reclassifications – Certain reclassifications of previously reported share based compensation within the statement of equity and comprehensive income and within network, administrative and unallocated costs in segment reporting have been made to conform to the current year presentation.

Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 30, 2010 contain a complete discussion of the Company’s significant accounting policies.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provision of Accounting Standards Codification (“ASC”) 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010
Net income attributable to NCM, Inc.	$24.8	$17.6
Subsidiary equity (returned) issued for purchase of intangible asset	(2.7)	58.9
Income tax and other impacts of subsidiary ownership changes	(13.7)	41.9
NCM, Inc. investment in subsidiary	0.0	(174.9)
Issuance of shares	0.0	174.5

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$8.4	$118.0

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At September 29, 2011, there were three advertising agency groups through which the Company sources national advertising revenue representing approximately 15%, 14%, and 10% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. At December 30, 2010, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 21% and 17% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Income Taxes—NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. See Note 6—Income Taxes below for further discussion. As of September 29, 2011 and December 30, 2010, there were no unrecognized tax benefits.

In the third quarter of 2011, NCM, Inc. corrected an error in its income tax accounts related to the common unit membership redemption initially recorded in the third quarter of 2010. The error is immaterial to the consolidated financial statements; accordingly, prior periods will not be restated. As a result of the out-of-period adjustment, the Company recorded a decrease of $37.4 million to its deferred tax asset for its ownership interest in NCM LLC to reflect the tax effected difference between the tax basis and the book basis. In addition, the Company recorded a decrease of $19.5 million in its long-term payable to founding members for the estimated payment to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company expects to realize as a result of the deferred tax asset, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a reduction to the deferred tax liability of $6.5 million.

Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) (formerly Danoo, Inc.) under the equity method of accounting as required by ASC 323-10 Investments—Equity Method and Joint Ventures. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG, resulting in cost method accounting. At September 29, 2011, the Company’s ownership in RMG was approximately 19% of the issued and outstanding preferred and common stock of RMG.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends certain fair value measurements and disclosures. ASU 2011-04 is effective for annual reporting periods beginning after December 15, 2011. The Company does not expect the pronouncement to have a material effect on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which is an amendment to ASC 220 Comprehensive Income. Under ASU 2011-05, all items that are required to be recognized under current accounting standards as components of comprehensive income shall be reported in a financial statement that is displayed with the same prominence as other financial statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of ASU 2011-05 on its consolidated financial statements, including the impact to the presentation of comprehensive income in the consolidated statements of operations.

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

	Quarter Ended Sept. 29, 2011	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010
Net Income Attributable to NCM, Inc. (in millions)	$16.8	$11.8	$24.8	$17.6

Weighted average shares outstanding:
Basic	53,924,656	47,557,238	53,842,731	44,019,099
Add: Dilutive effect of stock options and restricted stock	779,007	656,667	802,083	566,353

Diluted	54,703,663	48,213,905	54,644,814	44,585,452

Earnings per NCM, Inc. share:
Basic	$0.31	$0.25	$0.46	$0.40
Diluted	$0.31	$0.24	$0.45	$0.39

The effect of the 56,879,964; 62,919,990; 56,970,996 and 61,893,473 exchangeable NCM LLC common units held by the founding members for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. In addition, there were 14,521; 104,490; 21,836 and 134,244 stock options and 6,755; 913; 12,495 and 3,782 non-vested (restricted) shares for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively, excluded from the calculation as they are antidilutive, primarily as exercise prices on stock options and intrinsic value of restricted stock shares were above the average market value.

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

During the third quarter of 2011 the Company purchased an intangible asset for $14.7 million associated with an advertising affiliate agreement. The asset will be amortized over the term of the agreement.

Pursuant to ASC 350-10 Intangibles—Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs. Amortization of the asset related to Regal Consolidated Theatres began in the third quarter of 2011 as the Company now has access to on-screen advertising in the Regal Consolidated Theatres due to the expiration of their prior on-screen advertising agreement.

4.	RELATED-PARTY TRANSACTIONS

Pursuant to the ESAs, the Company makes monthly theatre access fee payments to the founding members, comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company’s network. The total theatre access fee to the founding members for the quarters and the nine months ended September 29, 2011 and September 30, 2010 was $15.2 million, $13.6 million, $42.1 million and $39.9 million, respectively.

Under the ESAs, for the quarters and nine months ended September 29, 2011 and September 30, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”) impressions. The total revenue related to the beverage concessionaire agreements for the quarters and the nine months ended September 29, 2011 and September 30, 2010 was $10.5 million, $9.7 million, $29.4 million and $28.5 million, respectively. In addition, the Company made payments to the founding members for use of their screens and theatres for its Fathom Events businesses. These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event. Payments to the founding members for these events totaled $1.5 million, $1.5 million, $6.0 million and $5.3 million for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the quarters and the nine months ended September 29, 2011 and September 30, 2010 are as follows (in millions):

	Quarter Ended September 29, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 29, 2011	Nine Months Ended September 30, 2010
AMC	$10.1	$10.2	$18.6	$20.4
Cinemark	10.1	9.2	18.7	16.4
Regal	12.8	11.7	23.6	22.6
NCM, Inc.	31.3	29.0	57.7	47.0

Total	$64.3	$60.1	$118.6	$106.4

The available cash payment by NCM LLC to its founding members for the quarter ended September 29, 2011 of $33.0 million, which is included in amounts due to founding members at September 29, 2011, will be made in the fourth quarter of 2011. The available cash payment by NCM LLC to its founding members for the quarter ended September 30, 2010 of $31.1 million was made in the fourth quarter of 2010.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made “integration” payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions. For the quarter ended September 30, 2010 and nine months ended September 29, 2011 and September 30, 2010, the Consolidated Theatres payment was $1.4 million, $0.8 million and $2.7 million, respectively and represents a cash element of the consideration received for the common membership units issued.

Amounts due to founding members at September 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.3)	(0.3)	0.1	(0.5)
Distributions payable, net	10.1	10.1	12.8	33.0

Total	$10.3	$10.3	$13.5	$34.1

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.4	$0.5	$1.4
Cost and other reimbursement	(0.2)	(0.5)	0.0	(0.7)
Distributions payable, net	8.5	7.6	8.4	24.5

Total	$8.8	$7.5	$8.9	$25.2

Other—During the quarters and the nine months ended September 29, 2011 and September 30, 2010, AMC, Cinemark and Regal purchased $0.1 million, $0.3 million, $0.2 million and $1.0 million, respectively, of NCM LLC’s advertising inventory for their own use. The value of such purchases are calculated by reference to NCM LLC’s advertising rate card and included in advertising revenue.

Included in selling and marketing costs and Fathom Events operating costs is $0.9 million, $0.4 million, $1.8 million and $1.6 million for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively, related to purchases of movie tickets and concession products from the founding members primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

The Company paid the founding members $17.1 million in the first quarter of 2011 for the 2010 taxable year, $0.9 million in the second quarter of 2011 for the 2009 taxable year, and $14.0 million in the first quarter of 2010 for the 2009 taxable year pursuant to the tax sharing agreement.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Affiliates—During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events services to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.1 million for the quarter and nine months ended September 29, 2011. As of September 29, 2011 approximately $0.1 million is included in accounts payable for amounts due to Showplex under the agreement.

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events services to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.1 million, $0.1 million, $0.2 million and $0.1 million, for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively, for payments to the affiliate under the agreement. As of September 29, 2011 and December 30, 2010 approximately $0.1 million is included in accounts payable for amounts due to LA Live under the agreement.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Starplex joined the NCM LLC advertising network in the first quarter of 2010. Included in advertising operating costs is $1.0 million, $0.6 million, $2.1 million and $1.1 million, for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively, for its share of advertising sold in its theatres under the affiliate agreement. As of September 29, 2011 and December 30, 2010 approximately $0.9 million and $0.5 million, respectively is included in accounts payable for amounts due to Starplex under the agreement.

5.	BORROWINGS

Senior secured credit facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consisted of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM, LLC.

On July 5, 2011, NCM LLC completed an amendment to NCM LLC’s senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee increased from 0.375% per annum to 0.50% per annum. The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman Brothers Holdings, Inc. (“Lehman”) (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million. As discussed in further detail below, on July 5, 2011, NCM LLC prepaid $175.0 million of the term loan facility. There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility. NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the term loan facility that was prepaid. In addition, the applicable margin that is currently at 150 basis points over LIBOR was not changed.

The outstanding balance of the term loan facility at September 29, 2011 and December 30, 2010 was $550.0 million and $725.0 million, respectively. The outstanding balance under the revolving credit facility at September 29, 2011 and December 30, 2010 was $24.0 million and $50.0 million, respectively. As of September 29, 2011, the effective rate on the term loan was 6.484% including the effect of the interest rate swaps (both the swaps accounted for as hedges and those that are not). The interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484%. There were no changes to the interest rate swaps due to the amendment of NCM LLC’s senior secured credit facility. The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.15%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at September 29, 2011, including the consolidated net senior secured leverage ratio. There are no distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of September 29, 2011, the Company’s consolidated net senior secured leverage ratio was 2.6 times.

Senior Notes due 2021—On July 5, 2011 NCM, LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175.0 million of NCM, LLC’s outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and offering costs. The outstanding balance of the Senior Notes at September 29, 2011 was $200.0 million.

Other—On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest rate to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). The note was paid in full January 15, 2011. At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010, $1.2 million of the balance was recorded in current liabilities. Interest on the note was accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense.

6.	COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various theatre chains other than those of the founding members of NCM LLC, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If an affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $17.2 million over the remaining terms of the network affiliate agreements. As of September 29, 2011 and December 30, 2010, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes—Due to the IRS examination discussed in Note 1 – Income taxes, it is reasonably possible that the Company may be required to pay additional amounts to the founding members under the tax sharing agreement, and may request refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to the founding members or refunds from the various taxing authorities cannot be reasonably estimated and as such no amounts are included in the condensed consolidated financial statements herein.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7.	FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amounts of cash and other notes payable as reported in the Company’s balance sheets approximate their fair value due to their short maturity. The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value. The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $530.1 million and $713.3 million at September 29, 2011 and December 30, 2010, respectively. The carrying value of the term loan was $550.0 and $725.0 million as of September 29, 2011 and December 30, 2010.

The carrying value of the Company’s Senior Notes as of September 29, 2011 was $200.0 million and the estimated fair value was $195.5 million based on an average of at least two non-binding broker quotes and the Company’s analysis.

The fair value of the investment in RMG networks has not been estimated at September 29, 2011 as there were no monetary equity events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and as it is not practicable to do so because RMG is not a publicly traded company. The carrying amount of the Company’s investment was $6.7 million as of September 29, 2011 and December 30, 2010. Refer to Note 1.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$46.1	$46.1	$0.0	$0.0
Short-term investments (2)	7.0	7.0	0.0	0.0
Long-term investments (2)	7.0	7.0	0.0	0.0

Total Assets	$60.1	$60.1	$0.0	$0.0
LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$25.0	$0.0	$25.0	$0.0
Interest Rate Swap Agreements (3)	53.0	0.0	53.0	0.0

Total Liabilities	$78.0	$0.0	$78.0	$0.0

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value.
(2)	Short-Term and Long-term Investments— The Company’s short-term and long-term investments are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. Short-term investments have effective maturity dates from three to 12 months and long-term investments have effective maturity dates greater than 12 months. For the quarters and the nine months ended September 29, 2011 and September 30, 2010 there was an inconsequential amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.
(3)	Interest Rate Swap Agreements—Refer to Note 8.

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a significant portion of the Company’s variable rate debt to a fixed rate of 6.484%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cash flow hedge accounting was discontinued on September 15, 2008 for one of the interest rate swap agreements due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge with Lehman Brothers Special Financing (“LBSF”) shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarters and the nine months ended September 29, 2011 and September 30, 2010 was $0.3 million, $0.3 million, $0.9 million and $0.9 million, respectively. The Company estimates approximately $1.3 million will be amortized to interest expense in the next 12 months.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties on which we have elected and qualify for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at September 29, 2011 and December 30, 2010. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

The fair value of the Company’s interest rate swap is based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR.

As of September 29, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of September 29, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$18.7	Current Liabilities	$19.0
Interest rate swap agreements	Other Liabilities	$39.8	Other Liabilities	$34.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.3	Current Liabilities	$6.3
Interest rate swap agreements	Other Liabilities	$13.2	Other Liabilities	$11.4

Total derivatives		$78.0		$70.8

The effect of derivative instruments in cash flow hedge relationships on the consolidated financial statements for the quarters and nine months ended September 29, 2011 and September 30, 2010 were as follows (in millions):

	Unrealized Loss Recognized in NCM, Inc’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest Expense (Pre-tax)
	Qtr. Ended Sept. 29, 2011	Qtr. Ended Sept. 30, 2010	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010	Qtr. Ended Sept. 29, 2011	Qtr. Ended Sept. 30, 2010	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010
Interest Rate Swaps	$(9.8)	$(13.0)	$(19.4)	$(38.9)	$(5.2)	$(4.7)	$(15.0)	$(14.5)

For the quarters and the nine months ended September 29, 2011 and September 30, 2010 there was $0.3 million, $0.3 million, $0.9 million and $0.9 million of ineffectiveness recognized, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the quarters and nine months ended September 29, 2011 and September 30, 2010 were as follows (in millions):

	Loss Recognized in Interest Expense and Other, Net (Pre-tax)
	Qtr. Ended Sept. 29, 2011	Qtr. Ended Sept. 30, 2010	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010
Interest on borrowings	$(1.8)	$(1.6)	$(5.0)	$(4.6)
Change in derivative fair value	(1.9)	(3.2)	(2.7)	(9.4)

Total	$(3.7)	$(4.8)	$(7.7)	$(14.0)

9.	SEGMENT REPORTING

Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Advertising revenue accounted for 93.5%, 93.6%, 88.8% and 89.1% of consolidated revenue for the quarters and the nine months ended September 29, 2011 and September 30, 2010, respectively. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Management does not evaluate its segments on a fully allocated cost basis. Therefore, the measure of segment operating income net of direct expenses shown below is not prepared on the same basis as operating income in the consolidated statement of operations and the results below are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. Management cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Unallocated operating costs consist primarily of network costs, general and administrative costs and other unallocated costs including depreciation and amortization. Management does not track segment assets and, therefore, segment asset information is not presented.

	Quarter Ended September 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$127.1	$8.8	$0.1	$136.0
Operating costs	23.6	6.4	4.6	34.6
Selling and marketing costs	13.2	2.2	0.2	15.6
Other costs	0.7	0.2	10.9	11.8

Operating income	$89.6	$0.0	$(15.6)	$74.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended September 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$117.7	$8.0	$0.0	$125.7
Operating costs	19.4	5.6	4.9	29.9
Selling and marketing costs	12.9	2.0	0.6	15.5
Other costs	0.7	0.2	12.3	13.2

Operating income	$84.7	$0.2	$(17.8)	$67.1

	Nine Months Ended September 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$284.8	$35.9	$0.1	$320.8
Operating costs	59.9	24.7	14.3	98.9
Selling and marketing costs	37.0	6.3	1.8	45.1
Other costs	2.1	0.6	34.9	37.6

Operating income	$185.8	$4.3	$(50.9)	$139.2

	Nine Months Ended September 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$275.6	$33.7	$0.1	$309.4
Operating costs	55.9	22.7	14.6	93.2
Selling and marketing costs	35.0	6.3	1.4	42.7
Other costs	2.1	0.6	34.0	36.7

Operating income	$182.6	$4.1	$(49.9)	$136.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of revenues by category (in millions):

	Quarter Ended September 29, 2011	Quarter Ended September 30, 2010	Nine Months Ended September 29, 2011	Nine Months Ended September 30, 2010
National Advertising Revenue	$92.1	$86.5	$198.1	$197.0
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	10.5	9.7	29.4	28.5
Local Advertising Revenue	24.5	21.5	57.3	50.1
Fathom Consumer Revenue	4.4	4.5	24.4	22.0
Fathom Business Revenue	4.4	3.5	11.5	11.7
Other	0.1	0.0	0.1	0.1

Total Revenues	$136.0	$125.7	$320.8	$309.4

10.	SUBSEQUENT EVENTS

On November 3, 2011, the Company declared a cash dividend of $0.22 per share (approximately $12.0 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on November 17, 2011 to be paid on December 1, 2011.

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Consumer and Business Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other theatre operators, whom we refer to as network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events businesses are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary metrics and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplaces in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in operating income before depreciation and amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we pay particular attention to our monthly advertising performance measurements, including advertising inventory utilization, pricing (cost per thousand “CPM”), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location. Finally, we monitor our operating cash flow and related financial leverage (see Note 5 to the unaudited condensed consolidated financial statements) and revolving credit facility availability and cash balances to ensure that debt obligations and future declared dividends can be met and there are adequate cash reserves to operate our business.

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

(In millions, except per share and per attendee data)	Quarter Ended Sept. 29, 2011	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010
Revenue	$136.0	$125.7	$320.8	$309.4
Operating income	$74.0	$67.1	$139.2	$136.8
Adjusted OIBDA	$80.0	$74.4	$161.3	$156.8
Adjusted OIBDA margin	58.8%	59.2%	50.3%	50.7%
Net Income Attributable to NCM, Inc.	$16.8	$11.8	$24.8	$17.6
Net Income per NCM, Inc. Basic Share	$0.31	$0.25	$0.46	$0.40
Net Income per NCM, Inc. Diluted Share	$0.31	$0.24	$0.45	$0.39
Total advertising revenue	$127.1	$117.7	$284.8	$275.6
Total theatre attendance	180.3	163.1	489.1	490.1
Total advertising revenue per attendee	$0.705	$0.722	$0.582	$0.562

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

OIBDA and Adjusted OIBDA do not reflect the Regal Consolidated Theatres integration payments. Regal made Consolidated Theatre payments to NCM LLC pursuant to the revised ESAs, which were $1.4 million, $0.8 million and $2.7 million for the quarter ended September 30, 2010 and the nine months ended September 29, 2011 and September 30, 2010, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended Sept. 29, 2011	Quarter Ended Sept. 30, 2010	Nine Months Ended Sept. 29, 2011	Nine Months Ended Sept. 30, 2010
Operating income	$74.0	$67.1	$139.2	$136.8
Depreciation and amortization	5.1	5.0	14.0	13.3

OIBDA	79.1	72.1	153.2	150.1
Share-based compensation costs (1)	0.9	2.3	8.1	6.7

Adjusted OIBDA	$80.0	$74.4	$161.3	$156.8

Total Revenue	$136.0	$125.7	$320.8	$309.4

Adjusted OIBDA margin	58.8%	59.2%	50.3%	50.7%

(1)	Share-based payment costs are included in network operations, selling and marketing, and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarter and nine months ended September 29, 2011 and September 30, 2010 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarter Ended September 29, 2011 and September 30, 2010

Revenue. Total revenue of the Company for the quarter ended September 29, 2011 was $136.0 million compared to $125.7 million for the quarter ended September 30, 2010, an increase of $10.3 million, or 8.2%. The increase in total revenue was primarily the result of an increase in total advertising revenue of $9.4 million or 8.0% (including an 8.2% increase in revenue from our founding member beverage concessionaire agreements, or “beverage revenue”), in addition to the $0.8 million or 10.0% increase in Fathom Events revenue.

National advertising revenues of $102.6 million (including $10.5 million of beverage revenue) for the quarter ended September 29, 2011 increased 6.7% from $96.2 million (including $9.7 million of beverage revenue) for the quarter ended September 30, 2010. National advertising revenue (excluding beverage revenue) for the quarter ended September 29, 2011 increased $5.6 million or 6.5% to $92.1 million compared to $86.5 million for the quarter ended September 30, 2010. This increase was due to the continued expansion of our overall client base and an increase in the allocation to the current quarter of the annual content partner spending as compared to the third quarter of 2010. National advertising CPMs (excluding beverage revenue) for the third quarter of 2011 were approximately the same as the third quarter of 2010. The third quarter 2011 national inventory utilization decreased to 120.2% from 121.8% for the quarter ended September 30, 2010 due to a 9.3% increase in the number of impressions sold, offset by a 10.7% increase in national advertising impressions available for sale. This increase in impressions related to an increase in theatrical industry attendance and the addition of several network affiliates since the third quarter of 2010. Affiliate attendance increased by 9.4 million or 58.0% for the quarter ended September 29, 2011 as compared to the quarter ended September 30, 2010. The 8.2% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to a combination of the impact of the annual contractual 6% beverage revenue CPM increase and a 5.3% increase in founding member attendance. Our make-good reserve balance decreased to $1.5 million at September 29, 2011 from $4.2 million at September 30, 2010 due to stronger theatre attendance at the end of the current quarter versus third quarter 2010 and the addition of network affiliates. The Company anticipates this reserve will be recognized as revenue in the fourth quarter of 2011.

Local advertising revenue increased $3.0 million or 14.0% to $24.5 million for the current quarter compared to $21.5 million for the quarter ended September 30, 2010. This increase was primarily due to the expansion of our network that created better geographic coverage allowing us to sell more effectively to larger regional clients and nationally recognized clients that placed ads regionally. While the overall number of third quarter 2011 contracts was down 13% versus the third quarter of 2010, our average contract value increased 30% during the quarter as compared to the prior year period. Local revenue per theatre attendee increased 3.0% to $0.136 per attendee for the third quarter of 2011 compared to $0.132 for the third quarter of 2010 as the 14.0% increase in local revenue was partially off-set by the impact of a 10.5% increase in theatre attendance.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended September 29, 2011 decreased 2.4% to $0.705 per attendee compared to $0.722 for the quarter ended September 30, 2010. Excluding beverage revenue, total advertising revenue per attendee decreased 2.3%. The decrease in the advertising revenue per attendee was due to the 8.0% increase in total advertising revenue (including beverage), offset by the 10.5% increase in theatre attendance.

Fathom Events revenue increased 10.0% to $8.8 million for the quarter ended September 29, 2011 as compared to $8.0 million for the quarter ended September 30, 2010. Our Fathom Consumer events revenue decreased slightly to $4.4 million for the third quarter of 2011 as compared to $4.5 million for the third quarter of 2010 as revenue per event site decreased 13.0% due to the testing of several new event genres and the decrease in the average distance or “clearances” between event sites related to the expansion of our network. This decrease was almost entirely offset by the impact of a 23.8% increase in the number of event nights and an 8.4% decrease in event sites per event versus the third quarter of 2010 related to the smaller platform used to test the new programming genres. The Fathom Business division revenue increased $0.9 million, or 25.7% compared to the 2010 period due to an increase of 7.9% in Fathom Business event sites primarily related to business events that involved the showing of a feature film before its release to the general public as part of the event, which generally have a lower margin (see discussion below in Fathom Events operating costs). The total number of Fathom event sites utilized during the quarter ended September 29, 2011 increased 12.2% compared to the same period of 2010, primarily due to the increase in the number of Fathom Consumer events and the expansion of the Fathom Events network to both founding member and network affiliate locations.

Operating expenses. Total operating expenses for the quarter ended September 29, 2011 were $62.0 million compared to $58.6 million for the quarter ended September 30, 2010. The 5.8% increase in 2011 compared to the 2010 period was primarily the result of our network expansion through the addition of network affiliates, as well as an 8.0% increase in our advertising revenues (excluding beverage). Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $8.4 million for the quarter ended September 29, 2011 increased $2.6 million or 44.8% over the $5.8 million for the quarter ended September 30, 2010. The increase was primarily the result of a $2.8 million increase in payments made to our advertising affiliates due to the 46.4% increase in network affiliate screens and the increase in advertising revenue (excluding beverage) for the third quarter of 2011 as compared to the third quarter of 2010. Network affiliate screens represented 17.0% of total network screens for the third quarter of 2011 versus 12.3% for the 2010 period due to the addition of new network affiliates.

Fathom Events operating costs. Fathom Events operating costs of $6.4 million for the quarter ended September 29, 2011 increased $0.8 million or 14.3% compared to $5.6 million during the quarter ended September 30, 2010. The increase was primarily due to the increased revenue generated by the Fathom Business division for events that involved the showing of a feature film in which we retain the meeting fees and all of the ticket and concession revenue is paid to the founding member theatre circuit.

Network costs. Network costs of $4.6 million for the quarter ended September 29, 2011 decreased $0.3 million or 6.1% compared to $4.9 million for the quarter ended September 30, 2010 due to lower personnel expense related to lower non-cash share-based compensation expense and lower cash incentive compensation costs to reflect anticipated achievement levels against internal targets, as well as lower maintenance costs related to the transition to the digital cinema projectors that are maintained by our founding member circuits.

Theatre access fees. Theatre access fees were $15.2 million for the quarter ended September 29, 2011 compared to $13.6 million for the quarter ended September 30, 2010. The 11.8% increase for 2011 versus the 2010 period was the result of a 5.3% increase in founding member attendance, the 5% annual increase in the amount per digital screen specified in the ESA and additional payments to our founding members associated with our access to the higher quality digital cinema equipment, which were partially off-set by lower maintenance costs as noted above.

Selling and marketing costs. Selling and marketing costs increased to $15.6 million, or 0.6% for the quarter ended September 29, 2011 compared to $15.5 million for the quarter ended September 30, 2010. This slight increase is primarily due to higher marketing expenses to support our expanding client base offset by overall decreased personnel costs including lower cash incentive compensation expense versus 2010 related to achievement against internal targets, partially offset by increases in local sales commissions (due to higher sales) and other personnel costs.

Administrative and other costs. Administrative and other costs for the quarter ended September 29, 2011 were $6.7 million compared to $8.2 million for the quarter ended September 30, 2010, a decrease of 18.3%. The decrease is primarily due to reduced non-cash share based compensation expense to reflect anticipated achievement levels against internal targets, and a decrease in cash incentive compensation expense versus 2010 related to achievement against internal targets.

Depreciation and amortization. Depreciation and amortization of $5.1 million for the quarter ended September 29, 2011 increased 2.0% from $5.0 million for the quarter ended September 30, 2010. This slight increase relates to increased amortization expense recognized on additional intangible assets recorded in 2010 related to the annual and special Common Unit Adjustment.

Net income. Net income generated for the quarter ended September 29, 2011 was $16.8 million, an increase of $5.0 million over the $11.8 million for the quarter ended September 30, 2010. This 42.4% increase was due primarily to the $6.9 million, or 10.3% increase in operating income. The increase in operating income was offset by an increase in net interest expense due to higher interest rates and bond issuance fees associated with the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this document), including the $1.5 million non-cash charge for deferred loan fees associated with the portion of the existing credit facility that was prepaid with the proceeds from the Senior Notes. The impact of the higher interest rate on the outstanding balance of the Senior Notes was partially offset by a $1.3 million decrease in the charge related to the change in derivative fair value. The change in derivative fair value resulted in a pre-tax non-cash charge of $1.9 million for the quarter ended September 29, 2011 compared to a pre-tax non-cash charge of $3.2 million for the quarter ended September 30, 2010 due to the change in the fair value related to an interest rate hedge with our senior secured credit facility related to decreases in market interest rates. Net income was also impacted by an increase in the provision for income taxes of $1.9 million to $8.5 million for the third quarter of 2011 due primarily to higher taxable income, offset by a decrease in noncontrolling interest expense of $1.7 million to $29.1 million for the quarter ended September 29, 2011 as the impact of higher NCM LLC net income was offset by the impact to the third quarter of 2010 noncontrolling interest expense for ownership changes during the third quarter of 2010 due to the redemption of common membership units in NCM LLC by two of NCM LLC’s founding members.

Nine Months Ended September 29, 2011 and September 30, 2010

Revenue. Total revenue of the Company for the nine months ended September 29, 2011 was $320.8 million compared to $309.4 million for the nine months ended September 30, 2010. This 3.7% increase for the 2011 period over the 2010 period was the result of an increase of $9.2 million, or 3.3%, in advertising revenues and a $2.2 million, or 6.5% increase in Fathom Events revenues.

National advertising revenues of $227.5 million (including $29.4 million of beverage revenue) for the nine months ended September 29, 2011 increased 0.9% from $225.5 million (including $28.5 million of beverage revenue) for the 2010 period. National advertising revenue (excluding beverage revenue) for the nine months ended September 29, 2011 increased 0.6% to $198.1 million compared to $197.0 million for the nine months ended September 30, 2010. This 2011 nine month increase was primarily due to a $4.2 million increase in content partner spending as compared to the nine months ended September 30, 2010, and the expansion of our client base, offset in part by the first quarter of 2010 having included a significant advertising contract from one client in the military category that was not repeated in the first quarter of 2011. National inventory utilization (excluding beverage revenue) decreased slightly to 96.7% for the nine months ended September 29, 2011 from 97.6% for the nine months ended September 30, 2010. The increase in content partner spending and favorable TV advertising scatter market pricing contributed to a 2.4% increase in national advertising CPMs (excluding beverage revenue) for the nine months ended September 29, 2011 as compared to the nine months ended September 30, 2010. The 3.2% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to the annual contractual 6% beverage revenue CPM increase, offset by a 1.3% decrease in founding member attendance due to a weaker box office during the first quarter of 2011.

Local advertising revenue increased $7.2 million or 14.4% to $57.3 million for the nine months ended September 29, 2011 compared to $50.1 million for the nine months ended September 30, 2010. This increase was primarily due to the expansion of our network that provided better geographic coverage and allowed us to sell more effectively to larger regional clients as well as nationally recognized clients that placed ads regionally. Local revenue per theatre attendee for the nine months ended September 29, 2011 increased 14.7% to $0.117 per attendee compared to $0.102 for the nine months ended September 30, 2010 due to the increased sales revenue combined with the small decrease in theatre attendance within our network of 0.2% compared to the comparable period in 2010. The slight decrease in network attendance related to the 1.3% decrease in founding member attendance partially offset by a 7.9% increase in network affiliate attendance related to a weighted average increase of 12.4% associated with the addition of 990 new network affiliate screens since the third quarter of 2010.

Total advertising revenue per attendee (including beverage revenue) for the nine months ended September 29, 2011 increased 3.6% to $0.582 per attendee, from $0.562 per attendee for the nine months ended September 30, 2010. The increase in the advertising revenue per attendee was primarily due to the increase in regional advertising revenue and the impact of the 0.2% decrease in attendance across our network.

Fathom Events revenue increased $2.2 million, or 6.5%, to $35.9 million for the nine months ended September 29, 2011 compared to the 2010 period due to a 10.9% increase in Fathom Consumer revenue. This increase related to the diversification of programming categories resulting in a 34.6% increase in the number of event nights in the first nine months of 2011 versus 2010. The 31.3% increase in event sites was offset by a 19.9% decrease in revenue per Fathom Consumer event site due to the testing of several new event genres and the decrease in the average distance or “clearances” between event sites. The Fathom Business division revenue decreased slightly compared to 2010 as the division continues to be negatively impacted by the slow economic recovery. The total number of Fathom event sites utilized during the current nine month period increased 31.3% compared to the same period of 2010, primarily due to a 38.6% increase in the number of Fathom Consumer events held and the expansion of the Fathom Events network.

Operating expenses. Total operating expenses for the nine months ended September 29, 2011 were $181.6 million compared to $172.6 million for the 2010 period through September 30, 2010. The 5.2% increase for the nine months ended September 29, 2011 compared to the same period of 2010 was the result of the impact of increases in advertising and Fathom revenues.

Advertising operating costs. Advertising operations costs of $17.8 million for the nine months ended September 29, 2011 increased 11.3% compared to $16.0 million for the 2010 period. This increase was primarily the result of a $2.7 million increase in payments made to our network affiliates due to the increase in advertising revenue (excluding beverage) and the 46.4% increase in network affiliate screens at September 29, 2011 as compared to September 30, 2010 due to the addition of new network affiliates. The impact of the increase in advertising affiliate expenses was partially offset by lower expenses related to a decrease in the number of non-digital theatres due to addition of network affiliates with digital cinema equipment already installed on the installation of our network and LCD projectors.

Fathom Events operating costs. Fathom Events operating costs of $24.7 million for the nine months ended September 29, 2011 increased 8.8% compared to $22.7 million during the 2010 period. The increase was the result of additional payments to content producers and revenue share to our founding members and affiliates directly related to the increased revenue generated by the Fathom Consumer division.

Network costs. Network costs of $14.3 million for the nine months ended September 29, 2011 decreased $0.3 million, or 2.1% compared to $14.6 million for the nine months ended September 30, 2010 primarily due to lower maintenance costs related to the transition to digital cinema projectors that are maintained by our founding member circuits.

Theatre access fees. Theatre access fees were $42.1 million for the nine months ended September 29, 2011 compared to $39.9 million for the comparable 2010 period. The 5.5% increase for the first nine months of 2011 versus the first nine months of 2010 was the result of the annual 5% increase per digital screen and additional costs associated with our access to the higher quality digital cinema equipment (which was partially offset by our lower maintenance costs discussed above in Network costs), partially offset by a 1.3% decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $45.1 million for the nine months ended September 29, 2011 compared to $42.7 million for the nine months ended September 30, 2010, an increase of 5.6%. This increase was primarily due to an increase in personnel costs including increased sales commissions and other increasing personnel costs for our regional advertising and Fathom Consumer businesses and an increase in non-cash share-based compensation expense, offset by lower cash incentive compensation expense versus 2010 related to achievement against internal targets. Marketing and related costs also increased due to expansion of our online and mobile advertising business and to support our expanded client base.

Administrative and other costs. Administrative and other costs for the nine months ended September 29, 2011 were $23.6 million compared to $23.4 million for the 2010 period. The 0.9% increase in the nine months ended September 29, 2011 as compared to the nine months ended September 30, 2010 is primarily due to increased personnel costs associated with the growth in our network, and an increase in non-cash share-based compensation partially offset by lower cash incentive compensation expense versus 2010 related to achievement against internal targets. The increase in personnel costs was partially offset by a decrease in professional service fees.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $14.0 million for the first nine months of 2011 compared to $13.3 million for the same period in 2010 as a result of increased amortization expense recognized on additional intangible assets recorded related to the annual and special Common Unit Adjustment. We expect full year 2011 depreciation and amortization to increase over 2010 due to the increases in amortization of the intangible assets that were recorded during 2011.

Net income. Net income generated for the nine months ended September 29, 2011 increased 40.9% to $24.8 million compared to net income for the nine months ended September 30, 2010 of $17.6 million. The increase was due to a combination of a $2.4 million increase in operating income and a $4.6 million decrease in noncontrolling interest expense, offset by a $3.0 million increase in income tax provision related to the increase in taxable income. Included in net income is a net $2.5 million decrease in interest expense which is a combination of a $6.7 million non-cash decrease in the charge related to the change in derivative fair value related to an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. These decreases in interest expense were offset by higher interest charges due to the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this document), including the $1.5 million non-cash charge for deferred loan fees associated with the portion of the existing credit facility that was prepaid with the proceeds from the Senior Notes. Noncontrolling interest expense decreased $4.6 million for the nine months ended September 29, 2011 due to the impact of the redemption of common membership units during the third quarter of 2010 impacting the allocation of overall higher net income to NCM, LLC.

Known Trends and Uncertainties

The current macro-economic environment, and continued late breaking national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients and collections of accounts receivable. However, the impact to our business associated with these issues have been mitigated somewhat due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. During the third and fourth quarter of 2010, we added several new affiliate theatres to our national network including: Metropolitan Theatres Corporation, Great Escape Theatres and RC Theatres. In the first nine months of 2011 we have added Consolidated Theatres acquired by Regal in 2008, as well as several new affiliates including Rave Cinemas, LLC, Showplex Cinemas, Inc, Digital Cinema Destinations, Corp., and VSS Southern Theatres. During the fourth quarter of 2011 we will add Ayrsley Theatre Operators, Coming Attractions Theatres, Inc., Odyssey Entertainment, Inc. (CineMagic Theatres) and I.T.B.S. (Southeast Cinemas) and during the first quarter of 2012 we will add Dickinson Theatres, Inc. In total, these contracted new founding member and affiliate theatres that have joined our network since the second half of 2010, are expected to add approximately 66 million new attendees on a full-year pro-forma basis, which we expect may result in over 920 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force has or will integrate these additional impressions into the advertising sales process during the remainder of 2011 and early 2012 and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2012 and beyond. We are discussing network affiliate relationships with other theatre circuits that could be signed during the remainder of 2011 and are expected to add additional attendees and advertising impressions to our network in 2012 and beyond. We believe that the continued growth of our network will strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2011 and in 2010, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2011 and for the foreseeable future.

We remain involved in discussions with the founding member circuits to explore a restructuring of the Fathom Events business relationship. The discussions are on-going and we do not know how the existing relationship might be changed or if it will be changed. Any change to the Fathom Events business relationship with the founding members would have to be approved by a special independent committee of NCM, Inc.’s board, nine of NCM, Inc.’s ten directors and a majority of all independent directors.

In July 2011 we amended our credit facility agreement and completed a private placement and subsequent registration of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, with the remainder used to pay transaction expenses and repay borrowings under our revolving credit agreement. In conjunction with this bond placement we also restructured our existing revolving credit agreement by expanding the availability from $80.0 million to $119.0 million and extending the term from February 13, 2013 to December 31, 2014. As a result of these transactions, we have extended the maturities of our debt as well as increased our liquidity. Due to the higher interest rate on the bonds versus our senior secured credit facility term loan, we expect our interest expense on borrowings to increase by approximately $3.0 million for the fourth quarter of 2011 compared to the fourth quarter of 2010. The first semi-annual payment on our new 7.875% Senior Notes will be January 15, 2012. Subsequent to the placement of the Senior Notes, our only variable rate debt relates to our $119.0 million revolving credit agreement.

As discussed in Notes 1 and 6 to the unaudited condensed consolidated financial statements included elsewhere in this document, NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a NOPA for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. Due to the IRS examination, it is reasonably possible that the Company may be required to pay additional amounts to the founding members under the tax sharing agreement, that the Company may request refunds from various federal and state taxing authorities, and thus it is not expected to have an adverse impact on cash balances or cash flow of the Company.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 29, 2011, our cash, cash equivalents and short-term investments balance was $68.7 million, a decrease of $14.2 million compared to the balance of $82.9 million as of December 30, 2010. Compared to the balance at September 30, 2010 of $60.6 million, the balance at September 29, 2011 increased $8.1 million. At September 29, 2011, we had an additional $95.0 million of borrowing availability on our revolving credit facility for total liquidity availability of $163.7 million compared to $112.9 million at December 30, 2010. At September 30, 2010, our total liquidity availability was $110.6 million. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and Senior Notes, and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders. Our net debt balances (debt balance net of cash, cash equivalents and short-term investments balance) increased $8.5 million compared to the balance at September 30, 2010.

We have generated and used cash as follows (in millions):

	Nine Months Ended September 29, 2011	Nine Months Ended September 30, 2010
Operating cash flow	$109.0	$100.6
Investing cash flow	$(29.2)	$(8.3)
Financing cash flow	$(92.5)	$(127.5)

•

Operating Activities. The increase in cash provided by operating activities for the nine months ended September 29, 2011 versus the nine months ended September 30, 2010 was primarily due to the increase in operating income, the timing of the collection of accounts receivable balances, as well as the timing of normal operating expenses offset by the timing of payments for income taxes and taxes due under the tax sharing agreement and the timing of interest payments on our outstanding borrowings.

•

Investing Activities. The cash used for investing cash flows for the nine months ended September 29, 2011 increased compared to the level of investing cash flow for the nine months ended September 30, 2010. The increase in cash used is due to a combination of the use of cash to purchase intangible assets associated with our advertising affiliate contracts and the level of capital expenditures, which are offset by the proceeds from the sale of fixed assets during the nine months of 2010.

•

Financing Activities. The change in financing cash flows for the nine months ended September 29, 2011 versus the nine months ended September 30, 2010 was primarily due to the third quarter 2011 amendment of our credit facility agreement and placement and registration of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds from the Senior Notes were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, as well as to pay debt issuance costs. The net decrease in financing activities also relates to an increase in net revolver borrowings as compared to 2010 and an increase in our quarterly dividend.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources are available cash distributions from NCM LLC. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility. Refer to Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this document and “—Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality experienced in advertising revenues, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the nine months ended September 29, 2011 was $118.6 million, of which $57.7 million was distributed to NCM, Inc. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in November 2011 of $0.22 per share (approximately $12.0 million) which will be paid on December 1, 2011. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 30, 2010 and incorporated by reference herein. As of September 29, 2011, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the unaudited condensed consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of related-party transactions, see the information provided under Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this document.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations as of September 29, 2011, however in July 2011 we completed a restructuring of our indebtedness. Refer to Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this document and “—Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Consumer and Business events. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging the entire $550.0 million term loan outstanding at September 29, 2011 at a fixed interest rate of 6.484%. The 7.875% Senior Notes due in 2021 are at a fixed rate, and therefore are not subject to market risk. At September 29, 2011 the only interest rate risk that we are exposed to is related to our $119.0 million revolving credit facility and thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.2 million for an annual period on the $24.0 million outstanding on our revolver. Because each of our interest rate swaps was in a liability position at September 29, 2011, we are not currently exposed to counterparty risk related to the swaps. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 30, 2010 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of September 29, 2011, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 29, 2011 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 29, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2011 through July 28, 2011	—	—	—	N/A
July 29, 2011 through September 1, 2011	—	—	—	N/A
September 2, 2011 through September 29, 2011 (1)	363	$13.73	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(3)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(3)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 4.1).

4.3	(4)	Registration Rights Agreement, dated as of July 5, 2011, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.

10.1	(5)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(6)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, Inc., National CineMedia, LLC and Earl B. Weihe.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	***	The following materials from the Quarterly Report on Form 10-Q of National CineMedia, Inc. for the quarter ended September 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 10, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 4.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(4)	Incorporated by reference to Exhibit 4.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(5)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(6)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date:	November 4, 2011	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2011	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)