Form 10-K
period 2011-12-29
National CineMedia, Inc.
filed 2012-02-24
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2011, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $907,692,460.

As of February 17, 2012, 56,057,579 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 29, 2011 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

PART I

The information in this Form 10-K contains certain forward-looking statements, including statements related to trends in the Company’s business. The Company’s actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include those discussed in “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Forward-Looking Statements” as well as those discussed elsewhere in this Form 10-K.

In this document, unless the context otherwise requires:

•	“NCM, Inc.,” “the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC;

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

The Company

NCM, Inc., a Delaware corporation was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary NCM LLC, but has no business operations or material assets other than its cash and ownership interest of approximately 48.7% of the common membership units in NCM LLC as of December 29, 2011. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 51.3% of NCM LLC’s common membership units. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specific management services to NCM LLC.

NCM LLC has long-term ESAs with NCM LLC’s founding members and multi-year agreements with several other theatre operators whom we refer to as network affiliates. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theatres, subject to limited exceptions, to sell advertising and to sell and distribute Fathom Events.

Description of Business

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising, promotions and Fathom Events (both business and consumer entertainment events). Our advertising pre-show called “FirstLook,” lobby entertainment network (“LEN”), programming and Fathom Events are distributed across our digital content network (“DCN”) or live digital broadcast network (“DBN”), utilizing our proprietary digital content software (“DCS”).

We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute several versions of FirstLook on theatre screens, and advertising programming on our LEN. We also sell other forms of advertising and promotions in theatre lobbies and across our online network and mobile app called Movie Night Out. For the year ended December 29, 2011, advertising accounted for 88.7% of our total revenue.

•

Fathom Events and Other: We produce, market and distribute entertainment programming through the Fathom Consumer division, and multi-site corporate communication and marketing events through the Fathom Business division to theatres across our DCN (for pre-recorded events) and DBN (for both live and pre-recorded events). Our Fathom Business division facilitated business meetings and church services in individual movie theatres throughout our theatre network. For the year ended December 29, 2011, Fathom Events accounted for 11.3% of our total revenue. See “—Fathom Events” for additional information.

We believe that the reach and digital delivery capability of our network provide an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis. During 2011, nearly 671 million patrons (on an annualized basis) attended movies shown in theatres in which NCM LLC currently has exclusive cinema advertising agreements in place. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 29, 2011)

	Advertising Network				Fathom Events DBN
	Theatres	Digital Screens	Total Screens	% of Total	Digital Screens
Founding Members	1,157	14,625	15,265	81.8%	747
Network Affiliates	323	3,073	3,405	18.2%	284

Total	1,480	17,698	18,670	100.0%	1,031

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making-of” and other entertainment content provided by our content partners. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include content and national advertisements that are targeted towards movie ratings and local and regional advertisements that play in specific theatre markets or geographic regions. We also distribute a pre-show called FirstLook Play designed for a young audience and played generally before “G” rated animated films. All FirstLook pre-shows are customized with the branding of the theatre circuits in which the programming plays. In April 2010, we began delivering our first 3D advertising campaigns; 3D ads run at the end of the FirstLook program prior to 3D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media and entertainment companies that we refer to as content partners. Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally two years) to buy a portion of our advertising inventory at a specified CPM (defined below). The original content produced by these content partners typically features behind-the-scenes interviews with producers, directors and actors or “making-of” segments relating to feature films, upcoming broadcasts or cable television shows. In addition, we have an exclusive two-year agreement (renewed in October 2011) with a major wireless communications company to exhibit a 30 second cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during the showing of the feature film, and a long-term agreement to display advertising (currently 60 seconds) of our founding members’ beverage supplier.

National advertising is sold on a CPM (cost per thousand) basis, while local advertising is sold on a per-screen, per-week basis. While we generally sell our national advertising units across our national network by film rating or groups of ratings, we also have the ability to sell portions of our network by individual film or film genre grouping, offering national advertisers a way to target specific audience demographics, at various price points and overall cost levels, which expands the number of potential clients.

The pre-feature advertising begins with a three to five-minute looping segment that consists of a digital carousel of static and moving slide images primarily for local advertisers. This digital carousel can loop partially or repeatedly and provides a mechanism to contract or expand depending on the time between feature film presentations. The local advertisements shown in the digital carousel are generally our lowest cost advertising inventory. We often bundle time in the digital carousel presentation with other LEN advertising inventory or lobby promotions.

FirstLook and FirstLook Play were created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating full-motion local and national advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national advertisements. Both segment two and segment one include a two and one-half minute entertainment content segment provided by our content partners, along with national advertisements which are generally 30 or 60 seconds, including a 60 second advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and eight minutes, respectively, before the advertised show time.

In April 2010, we began selling 3D advertising that runs prior to select 3D films. The 3D advertisements are placed at the end of the 2D portion of the FirstLook pre-show, in front of feature film trailers (primarily 3D) and the 3D feature film. These 3D ads provide average advertising CPMs that are 50% to 100% higher than average 2D pricing due primarily to the improved recall (based on third-party research) associated with those 3D ads. Theatre patrons are prompted to put their glasses on prior to the 3D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3D feature film. This structure is designed to provide a better theatre patron experience.

As of December 29, 2011, approximately 95% of our total screens are part of our DCN representing approximately 96% of our total network attendance. As of December 29, 2011, approximately 10,400, or 59% of our 17,700 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The non-digital screens display national advertisements on 35 mm film or “rolling stock” and local advertisements using slide carousels.

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

Our goal in creating FirstLook as a branded entertainment program is to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas. To that end, we encourage advertisers to provide us with advertisements before they are shown on other media platforms, different versions of those advertisements, or original content that is specifically created for cinema. We also offer pre- and post-production services to our clients (primarily local clients), for a fee, to enhance the quality of the content we display.

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

Currently, under the ESAs the last 60 seconds of the FirstLook program is sold to all of our founding members. Prior to 2008, 90 seconds had been sold to all of our founding members. During 2008 the founding members renegotiated their agreements with their beverage supplier and as a result the on-screen beverage advertising was reduced to 60 seconds and NCM LLC began to sell the other 30 seconds to other clients. This time is used to satisfy the circuits’ on-screen advertising commitments under their beverage concessionaire agreements. Through 2011, this time is priced on a CPM basis, which increases each year as specified in the ESA. Beginning in 2012, the CPM will go up by the percentage increase of our actual segment one CPM during the previous year.

The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the cell phone PSA combined represented approximately $123 million or 28% of our total revenue for the year ended December 29, 2011.

Lobby Network and Promotions

Lobby Entertainment Network. Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped founding member theatres and the majority of our network affiliate theatres. As of December 29, 2011, our LEN had 2,860 screens in 1,339 theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for founding member advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator, vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding member at no cost and one minute of which the founding member may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call strategic programs.

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

Branded Entertainment Websites and Mobile Applications

In 2009, we launched our branded consumer entertainment website, ncm.com, and updated our FathomEvents.com website and launched our online advertising network. In 2010 we launched our first mobile app, Movie Night Out and launched a new consumer website movienightout.com. In early 2012, we will launch a companion app that will allow on-screen ads to engage movie-goers’ smart phones which we expect will provide a unique integrated marketing tool for our clients that can be bundled with our on-screen and lobby marketing products. Our websites and app are meant to be an extension of our FirstLook pre-show in order to expand our advertising reach to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. As part of our online advertising network strategy, we are developing and operating our websites and mobile app through our existing media production and technology group and selling the advertising on our advertising network through a small digital sales group and our existing national and local sales organizations. As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that digital revenue and additional in-theatre integrated marketing packages can be developed with limited incremental investment and operating costs. We will employ several marketing strategies to drive traffic to our websites and promote the download and usage of our app including placing ads within our FirstLook pre-show. As of December 29, 2011, our online advertising network included 42 entertainment websites (including our 100% owned sites), with approximately 57 million unique visitors monthly. This vertically integrated online ad network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from NCM’s sales infrastructure and the integration and bundling with NCM LLC’s in-theatre network.

Fathom Events

Our Fathom Events business focuses on the marketing and distribution across our digital network of live and pre-recorded entertainment programming to consumers. We believe our network provides a highly attractive high-definition distribution network to content owners to be used for individual programs or program series and also creates promotional opportunities for national brands through event sponsorships. Our Fathom Consumer events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In 2010 we distributed our first ever live 3D event in select theatres. Event content is broadcast live over our DBN or on a pre-recorded basis over both our DBN and DCN and may be encrypted for piracy protection. As of December 29, 2011, our network has the capability to deliver:

•	live high-definition content to 1,031 screens with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all of our 17,698 digital screens on our DCN network.

We advertise our Fathom Consumer events either through a digital trailer shown after FirstLook or advertisements during FirstLook using designated slots and/or unsold advertising inventory, on lobby posters, on our LEN, our various websites and app and in some cases through radio trade-outs or paid media in select publications. We have developed content and cross-marketing relationships with several live content promotion companies and other owners of entertainment content. We believe that these partnerships and other new relationships that we are establishing will provide us with a consistent supply of programming as a Fathom relationship provides additional marketing channels for bands, promoters and content owners. We had several successful live events, including the New York Metropolitan Opera (“Met”), Lord of the Rings Trilogy, LA Philharmonic, Phantom of the Opera, Memphis and Twilight Saga to name a few of the over 100 events we held during 2011, a 41% increase over the number of 2010 events.

Our Fathom Business division facilitated live and pre-recorded networked and single-site business meetings, corporate communication and marketing events and church services in movie theatres. These events were typically, but not exclusively, scheduled from Monday through Thursday during off-peak hours when theatre attendance for movies is traditionally low. We held Fathom Business events with several Fortune 1000 companies and worship services with over 200 religious organizations during 2011.

During early 2012, we restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends we believe the Fathom Consumer division has greater future growth prospects and is more aligned with the movie exhibition business and our strategy of becoming a more powerful digital media platform. We expect the restructuring to provide us with the opportunity to expand event sponsorships and create a more robust mix of in-theatre programming which we believe will provide more long-term revenue and cash flow growth potential. Total revenue for the Fathom Business division declined over 13% in 2011 versus 2010 as continued improvement in the meeting facilities in hotels and more robust online and mobile meeting platforms put competitive pressure on Fathom’s corporate meeting services business. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on our future Adjusted OIBDA is not expected to be material. See “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and the reconciliation to operating income.

Sales and Marketing

In-Theatre Advertising. We sell our in-theatre and online advertising products and event sponsorships through our national and local sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

As of December 29, 2011, we had 35 advertising sales related personnel (including management and sales support staff) within our national sales group. During 2011, approximately 29% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets, with commissions or bonuses shared across the entire team in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of approximately 117 screens per representative. Their responsibility is to sell cinema advertising to direct local clients as well as larger regional advertisers. During 2011, approximately 76% of the compensation for local sales staff was based on an individual’s sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of December 29, 2011, we had 169 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local (including regional) advertising revenue by expanding the number of clients and client categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients. We aggressively market and sell directly to clients as well as advertising agencies. We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, we believe that we are capturing increasing market share from traditional advertising media platforms such as broadcast TV by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. As of December 29, 2011, we had 30 personnel based in New York and Denver that focus on the marketing, research and public relations aspects of our advertising business.

Fathom Events. As of December 29, 2011 we had a staff of 52 (including management and sales support staff) that is dedicated to sales, including a staff of 14 that market our Fathom Events business. As part of the Fathom Events restructuring during the first quarter of 2012, 36 employees (primarily sales and marketing) will be terminated or reassigned. In fiscal 2011, we facilitated approximately 8,900 Fathom Business sites (an increase of 1% over 2010), and held 104 Fathom Consumer events (an increase of 40.5% over 2010) attended by approximately 2,100,000 patrons (an increase of 11% over 2010). Fathom Consumer events are marketed primarily using designated and unsold inventory in the FirstLook pre-show, digital trailers after FirstLook, one sheets and other marketing materials in theatre lobbies, through our websites and app and internet sites of our programming partners and other cross-marketing activities including radio and cable TV advertising.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook and Fathom Event content distributed over our network, creating the highest possible cinema quality presentation for the creation of the FirstLook, LEN presentations and all of our other in-theatre marketing products, associated with our Fathom Events business. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show, Fathom Events and our internet sites and mobile app, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients, build and retain relationships with network affiliates and market our Fathom Events. We provide a full spectrum of 2D services and in 2010 began 3D production and post-production services to our advertising clients on a per contract fee basis, including audio enhancements, color correction and noise reduction. As part of our post-production process we “up-convert” approximately 6% and 45% of the standard definition content that we receive from our national and regional clients, respectively, to high-definition format and quality cinema surround sound, ensuring a high quality, high impact presentation of our clients’ content and advertisements. Our expertise and experience in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising. During 2011, we produced and performed post-production services for approximately 54% of the local advertisements that played across our networks. Our founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver high-quality cinema advertising and live and pre-recorded Fathom Events to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than the 35 mm “rolling stock” still used to deliver cinema advertising in many theatres throughout the U.S. (including 5% of the screens in our network). Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, film rating or film title and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network utilizing several carriers, is used to distribute our FirstLook and FirstLook Play content to 17,698 screens (95% of the total), 1,369 theatres and over 3.4 million seats, representing 96% of the total attendance of our advertising network as of December 29, 2011. Our DBN satellite network is used to support our live Fathom Events by broadcasting live feeds to over 1,000 screens in over 700 theatres and approximately 251,000 theatre seats.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the in-theatre management systems are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors approximately 67,000 network hardware devices and more than 408,000 maintenance alarm technology points on the network as of December 29, 2011.

Through our NOC, we have access to and can monitor and initiate repairs to the equipment in our entire digital network of theatres. Our NOC operates 24 hours a day, seven days a week. Digital content is uploaded from our NOC and distributed through the DCN to theatres in advance of playback. The content is delivered via multicast technology to all theatres in our network and received by our theatre management system where it is held until displayed in specified theatre auditoriums according to its contract terms. Each theatre auditorium has a hardware and software architecture that controls the content to be shown in the auditoriums or over the LEN in the theatre lobby. After the theatre management system receives digital content, confirmation of content playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that our national advertising network delivers measurable results by allowing for effective targeting of marketing messages to a large, young and affluent audience, yielding a superior return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete more effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S. The following are the key competitive strengths of our advertising network:

•

Extensive National Market Coverage. Our contractual agreements with our founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising nationwide which we distribute using our advertising network. As of December 29, 2011, our advertising network included 17,698 digital screens (14,625 operated by our founding members) and 18,670 screens in total (15,265 operated by our founding members) located in 1,480 theatres (1,157 operated by our founding members) in 47 states and the District of Columbia. During 2011, the total advertising network theatre attendance was approximately 637 million, which remained consistent with 2010 (553 million from our founding members). Our network represented approximately 53% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen. At December 29, 2011, the average screens per theatre in our network was 12.6 screens, 1.5 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2011 was 35,405, versus the U.S. theatre industry average attendance per indoor screen of 33,516, using metrics reported by the National Association of Theatre Owners (“NATO”). In addition, as of December 29, 2011, our advertising network had theatres in the largest U.S. markets, including each of the top 25 DMAs®, 49 of the top 50 DMAs®, and 177 DMAs® in total. As of December 29, 2011, approximately 73% of our screens (77% of our attendance) were located within the top 50 U.S. DMAs® and approximately 33% of our screens (39% of our attendance) were located within the top 10 U.S. DMAs®. At the end of 2011, theatres within our advertising network represented approximately 68%, 66%, and 64% of the total theatre attendance in theatres that showed national advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 60% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis. We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by existing network affiliates. In addition, under the terms of the ESAs and common unit adjustment agreement all new theatres built or acquired (subject to existing advertising sales agreements) by our founding members will become part of our network. This expansion will continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums. By the end of 2012, we expect approximately 80% of our digital screens and approximately 90% of our founding member digital screens will be connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3D advertising throughout our network.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility to distribute content to specific theatres or screens, geographic regions, or demographic groups based on film title, film rating category or film genre. As a result, our clients can deliver a targeted advertising message, using high quality sight, sound and motion across our entire national digital network. Further, our technology shortens distribution lead times, reduces our advertising clients’ operating costs and enables us to respond quickly to client requests to change advertising content.

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to a Nielsen Cinema Audience Report study conducted in the second quarter of 2011, typical movie-goers are young, with 50% between the ages of 12-34. These movie-goers are affluent, with a mean household income of over $77,000 (9% higher than the general 12-34 population average); and well-educated, with 33% of the heads of these households having a Bachelor’s degree or higher (14% greater than the general 12-34 population), according to the GfK MRI 2010 TwelvePlus Study. We believe that this demographic is highly coveted by advertisers and is far more effectively reached in cinema than in most traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the big screen, high quality visual presentation, and digital surround sound presented in an engaged, distraction-free theatre environment. Cinema advertising is one of the few media platforms that the viewer does not have the ability to skip or turn off. According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates. We believe that the impact of our on-screen advertising (representing 78% of our total advertising revenue) presentation will be further enhanced by the new digital cinema equipment currently being installed in our network theatres.

•

Superior Audience Measurability. We receive monthly attendance information by film, by rating and by screen for all of NCM LLC’s founding member theatres and the theatres operated by our network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also obtain third-party research that provides us with the percentage of the total attendance that is in their seats at various times prior to the advertised show time. The sharing of this information with our national clients gives us a distinct competitive advantage over traditional media platforms that are based on significant extrapolations of a very small sample of the total audience.

Since NCM Inc.’s February 2007 IPO, the founding members have added approximately 1,700 net new screens to our network. During 2011, we have added Consolidated Theatres acquired by Regal in 2008, as well as several new affiliates including Ayrsley Theatre Operators, Coming Attractions Theatres, Inc., Digital Cinema Destinations, Corp., I.T.B.S. (Southeast Cinemas), Odyssey Entertainment, Inc. (CineMagic Theatres), Rave Cinemas, LLC, Showplex Cinemas, Inc, and VSS Southern Theatres. During 2011 we entered into multi-year network affiliate agreements with Cinema Centers, Dickinson Theatres, Inc., additional Far Away Entertainment (Brianbridge) theatres, King Theatres, Star Cinema Grill and Texas Cinemas, as well as additional Galaxy theatres, which will join our advertising network in the first quarter of 2012. These 2012 additions combined with the full year effect of the 94 theatres with 1,074 network affiliate screens that were added to our network in 2011 are expected to further enhance our market share of theatre attendance by increasing our 2012 network attendance by approximately 57 million attendees. This increased advertising reach and improved geographic coverage is expected to improve our competitive positioning versus television and other traditional national advertising networks, as well as various advertising platforms being developed on the internet.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable and allow us to target specific audiences desired by our advertising clients and provide scheduling flexibility that is similar to advertising on television. Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. We currently playback over 3.1 million digital content files per day through our DCS. Our DCS also provides the ability to electronically change advertisements from our NOC as required by advertising clients, which shortens lead times and provides increased flexibility to change messages or target specific audiences for our advertising clients. Through our separate DBN, we can distribute live programming to over 700 locations.

As of December 29, 2011, our advertising network has approximately 17,698 digital screens, covering approximately 96% of our network attendance. In 2010, we began to connect our DCN to the higher quality digital cinema projectors being installed by our founding members and network affiliates. As of February 16, 2012, we had over 10,600 screens within our digital network that were connected to digital cinema projection equipment. These digital cinema projectors will provide a much higher quality 2D image and the ability to project 3D advertising on screens that are equipped with 3D technology.

Our NOC, DCS and other network software also provide us with the capability to directly monitor over 67,000 in-theatre network devices and 408,000 maintenance alarm technology points within our theatre network on a near real-time 24/7 basis as of December 29, 2011, providing high network reliability and timely reporting as required by our advertising clients. Given the scalability of our NOC and distribution technology, we have increased the number of devices and alarm points with minimal additional expenditures and expect to benefit from this scalability in the future as we add new theatres operated by our founding members and from existing network affiliate relationships and the addition of new network affiliate circuits. During 2010 and 2011 we also installed in select theatres a new device that we created (and have filed for a patent) to monitor sound levels in theatre auditoriums and report any variations from pre-set standards to our NOC. This provides us with an additional value proposition for our advertising clients versus TV and other competing media networks. While our network capabilities are now primarily used within the current theatre environment, we believe they could be easily adapted to other out-of-home environments.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature programs, FirstLook and FirstLook Play (whose target audience is young children), provide a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. We partner with leading media and entertainment companies to provide more original content for the audience and more impact for the advertiser. In fact, our research has indicated that the percentage of theatre patrons who had a negative impression of our pre-show dropped from approximately 25% in 2003 when our pre-show was launched by our predecessor to approximately 4% in 2010. We have also designed the FirstLook programs with separate local and national “pods,” consistent with the placement on television networks. In addition, in 2010 we began to produce a 3D segment of FirstLook. We believe that the ability to distribute 3D advertisements across our national network will enhance our national advertising growth in the future. Also, our relationships with leading media and entertainment companies under exclusive multi-year contractual agreements, who we refer to as our content partners, provide high quality entertainment content that is dispersed throughout the show. In addition to providing a high quality pre-show, the multi-year contracts with our content partners, our cell phone courtesy PSA and arrangements to satisfy our founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant up-front revenue commitment, accounting for 28% of our total revenue for the year ended December 29, 2011. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message. This combined with the design of the FirstLook pre-shows and our distribution technology ensures that all advertisements end approximately at the advertised show time, which we believe will continue to result in improvements in the entertainment value and marketing effectiveness of the FirstLook and FirstLook Play pre-shows.

Integrated Marketing Products

Along with our on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various online and mobile marketing, in-lobby and Fathom Event sponsorships.

•

Our online and mobile marketing products include advertisement placement on our ncm.com, FathomEvents.com, and movienightout.com websites and on our Movie Night Out mobile app, and throughout websites that are part of our online advertising network that as of December 29, 2011 includes 42 entertainment websites (including our 100% owned sites) with approximately 57 million monthly unique visitors.

•

Our in-lobby marketing programs include advertisements displayed on television or high-definition plasma screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. According to Nielsen Media Research studies conducted during 2010, movie patrons spend, on average, approximately nine minutes in the theatre lobby (before, during and after the last movie that they saw in the theatre).

•

Our Fathom Events sponsorships provide companies the opportunity to associate their brand with Fathom Events as part of in-theatre and online and mobile event advertising as well as during event pre-shows.

Exposing patrons to an integrated marketing campaign of online, mobile, in-lobby, Fathom Events marketing products and on-screen advertising creates a consistent marketing message through multiple touch points during the entire movie-going or Fathom Event experience. The marketing interaction for our clients begins when consumers choose a film or event online or on mobile devices and continues through the subsequent entertainment experience in the theatre, lobbies, and through marketing pre-shows prior to the feature film or Fathom Events and extends beyond the theatre experience through subsequent online/mobile interaction. We believe that these multiple interrelations through the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create an interactive “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising. Our chief creative officer, other creative personnel and our marketing team assist advertisers in creating entertaining, fully integrated online and cinema marketing campaigns with maximum impact.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 50% to 56% over the last five years. See “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin and the reconciliation to operating income. In addition, our founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment. Due to the network equipment investments made by our founding members and DCIP joint venture in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. We are in the process of integrating our DCS with the new digital cinema projection equipment being installed by our founding members and certain network affiliates. While this integration is not expected to increase our capital expenditures significantly, we will be contributing to a portion of the increased operating expenses associated with the higher quality digital cinema equipment primarily associated with maintenance and higher cost projector bulbs used by that new digital cinema equipment. As we believe that there will be opportunities to increase our advertising and Fathom revenue through access to these higher quality digital cinema projectors, we do not anticipate that the higher operating costs will negatively impact our OIBDA growth. The combination of our strong operating margins and our limited capital expenditures, ranging from approximately 2% to 5% of revenues over the last five years, has allowed us to generate significant unlevered free cash flow (defined as operating income (or loss) before depreciation and amortization expense and minus capital expenditures) before distributions to NCM LLC’s owners. For the year ended December 29, 2011, our capital expenditures were $13.7 million, of which $4.4 million related to investments in network equipment to add new network affiliate theatres. We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue growth opportunities and make dividend payments to our stockholders.

Dividend Policy

Our dividend policy is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Our Strategy

We believe that the digital evolution of the media business coupled with our unique asset base and management competencies will provide us with an opportunity to become a new breed of powerful national digital media network that will gain market share within the broader media marketplace. Our primary strategic initiatives are to:

Expand and Improve the Quality of Our Theatre Network

Expanding our Geographic Coverage and National Reach. We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that our founding members buy or build and by establishing additional network affiliate agreements with other theatre circuits. The ESAs require that all founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units. Our strategy is to continue to expand our theatre network through the acquisition and new construction activities of our founding members and by creating new relationships with new regionally located network affiliates with theatres in smaller markets where we do not currently have significant market coverage. By increasing our advertising reach and broadening our geographic coverage, we believe we will be better able to compete with other traditional national media platforms such as television networks and new emerging advertising platforms distributed over the internet and mobile devices.

Improving the Technical Quality and Content Presentation of Our Network. In 2009, we began the transition of our production capabilities to the new digital cinema platform, including the ability to distribute and display 3D advertising and events. The industry rollout of the digital cinema equipment for feature films began to accelerate in 2010 when the DCIP financing was completed by our three founding member theatre circuits. In order to provide for the connection of the new higher quality digital cinema equipment to our advertising and Fathom networks, we agreed to an amendment of the ESAs that will increase our founding member theatre access fee over time as the digital cinema system is connected to our advertising network. These new systems will not only provide higher quality 2D images, they will also give us the capability to provide 3D advertising and 3D live and pre-recorded events. In 2010 we launched a 3D advertising pod within the FirstLook pre-show and in 2011 began to roll-out the ability to distribute 3D ads digitally across our network. It is expected that by the end of 2012 approximately 80% of our digital screens and approximately 90% of our founding member digital screens will be equipped with the new digital cinema equipment. As of December 29, 2011 we had approximately 10,400 screens within our digital network that were connected to digital cinema projection equipment, representing approximately 56% of our network. In addition to the digital cinema integration, we have also developed and deployed a patent pending sound monitoring device that captures sound levels in certain auditorium and enables us to monitor them electronically from our NOC. This innovation provides sound level data that is measured at the point of consumer consumption, which is a unique service we offer to our advertisers. We are also continually upgrading our DCS distribution software to provide more effective targeting of advertisements toward specific theatre audiences.

Expand Our Advertising Client Base

National Advertising. We intend to increase our market share of U.S. advertising spending and our advertising inventory utilization by expanding our relationships with existing advertising clients and by broadening our advertising client base for new client categories and by expanding the number of clients in categories that are already utilizing our network. Our national sales team has been successful in this effort, as during 2010 and 2011, we added 51 and 31 first-time clients, respectively and added nine and five additional clients, respectively that had not advertised with us since our IPO, which clients include categories such as computer hardware, credit cards, home video equipment, insurance underwriters, military, movie studios, office supply and quick serve restaurants (“QSR”). We expanded our client base by approximately 44% over the past two years from the number of clients that have done business with us since 2006 through 2009. Despite this growth, we believe there are still thousands of clients that currently advertise on television that do not use our network. For instance, our share of spending by clients in the QSR, consumer package goods (“CPG”) and retailer categories, among other categories, is relatively low compared to television. In addition to the continued expansion of our network, we are aggressively marketing and selling the positive attributes of our network relative to other mediums, including a unique integrated marketing product that bundles our in-theatre, online/mobile and Fathom Events sponsorship platforms. We believe that over time, these tactics will help increase our market share of spending by more clients and client categories. We also believe that our ability to attract new clients will be enhanced as we expand our capabilities to distribute 3D advertisements as we increase the number of digital cinema projectors in our network.

Local advertising. In addition to continuing to add high quality local salespeople to properly cover the expanding number of screens in our network, we have also added regional sales positions to focus exclusively on larger local clients, such as car dealer associations, state lotteries and insurance companies, that operate across an entire DMA®, multiple DMAs® or states. This strategy has proven successful, and we are now expanding this effort to other client categories, including QSR, casual dining and tourism. We continue to increase the amount of local advertising sold in our pre-feature show and have begun to more aggressively market and sell our local advertising inventory. We have also utilized direct marketing campaigns to businesses within a specified radius of our network theatres, with positive results. These campaigns are often combined with theatre lobby promotions and onscreen advertising. Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that a growth opportunity exists for our local and regional business. We have also benefited from our efforts to reduce local salesperson attrition, providing balanced commissions and benefit packages and training and other corporate support.

Expand Our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our in-theatre marketing products with online and mobile inventory provided by our consumer websites ncm.com, fathomevents.com, movienightout.com, our mobile app Movie Night Out and the 42 entertainment websites (including our 100% owned sites) that are part of our online advertising network, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our online advertising network, launched in 2009, and our Movie Night Out mobile app, launched in 2010, create an entertainment focused advertising network that provides smaller entertainment websites access to our national and local sales force as well as rich media widgets and other content created by our media production group. As of February 15, 2012, our Movie Night Out app had nearly 1.1 million downloads. This continued increase in the number of Movie Night Out downloads and expansion of session length, along with the early 2012 launch of a companion app that will allow on-screen ads to engage movie-goers’ smart phones, which we expect will provide a unique integrated marketing tool for our clients that can be bundled with our on-screen and lobby marketing products.

Restructure Our Fathom Events to Focus on the Consumer Division

During early 2012, we restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends we believe the Fathom Consumer division has greater future growth prospects and is more aligned with the movie exhibition business and our strategy of becoming a more powerful digital media platform. With an increased focus on our Fathom Consumer division we will continue to expand the geographic reach of our Fathom live 2D and 3D events distribution network and improve its technical capabilities by connecting it to higher quality digital cinema projectors. This will allow us to compete more effectively with other national media networks for entertainment content and consumer attention. All of our digital screens have the capability to receive and project pre-recorded content and in many locations, provide for live 3D distribution. As of December 29, 2011 we have over 700 live DBN locations with over 1,000 screens and approximately 251,000 seats in 98 of the top 100 DMAs®, and 167 DMAs® in total. Our live programming capabilities have helped us successfully negotiate multi-event agreements with the Metropolitan Opera and the LA Philharmonic, while our 3D technology allowed us to secure the 2010 World Cup Soccer final matches and the 2011 Wimbledon finals. We expect to leverage our expanding broadcast and 3D capabilities to attract more high quality sporting, concert and other high quality programming as our 3D capabilities provide a new and different experience versus television. As our scale expands, we may invest more heavily in marketing personnel and more robust event marketing to support our consumer programming. We have also begun to market and sell event sponsorships to provide event production funding, cross-marketing opportunities and incremental revenue.

Upgrade our Advertising Sales and Inventory Management Systems

We are currently upgrading and improving our advertising sales and inventory management systems. We believe that these improvements should enable us to more promptly respond to client requests for proposals, help provide real-time access to pricing and availability information that allows us to manage our inventory and CPMs more efficiently, improve our data analysis and reporting and more effectively manage a larger network as we add network affiliates and additional theatres acquired or built by NCM LLC’s founding members.

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

Our Initial Public Offering and Secondary Offering by AMC and Regal

On February 13, 2007, we completed our IPO. In the IPO, we sold 42 million shares of our common stock, including four million shares pursuant to the underwriters’ over-allotment option, at $21.00 per share. As a result of the IPO and related restructuring transactions, NCM, Inc. became a member and the sole manager of NCM LLC with 44.8% of the common membership units of NCM LLC and became 100% owned by the public (including management). In connection with the completion of our IPO, NCM LLC’s agreements with its founding members, including the ESAs and the NCM LLC operating agreement, were amended and restated and NCM LLC used $686.3 million of the proceeds it received in the IPO to pay our founding members for their agreeing to modify NCM LLC’s payment obligations under the ESAs. Additionally, a recapitalization of NCM LLC was completed. The recapitalization involved a split in the number of NCM LLC common membership units, a non-cash recapitalization by NCM LLC into common and preferred membership units and the redemption of all preferred membership units by NCM LLC at an aggregate price of $769.5 million. Also, a senior secured credit facility was put into place for NCM LLC.

The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of NCM, Inc. common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2010 in connection with the public offering of NCM, Inc. common stock by AMC and Regal, AMC and Regal exercised the redemption right of an aggregate 10,955,471 common membership units. In connection with such redemption, AMC and Regal surrendered 6,655,193 and 4,300,278 common membership units to NCM LLC for cancellation, respectively. NCM, Inc. contributed an aggregate 10,955,471 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC and Regal to complete the redemptions. Such redemptions took place immediately prior to the closing of the underwritten public offering and the subsequent closing of the overallotment option. In each case the NCM, Inc. common stock was sold at a price to the public of $16.00 per share by AMC and Regal. NCM, Inc. did not receive any proceeds from the sale of its common stock by AMC and Regal. Subsequent to the completion of the offering, NCM, Inc.’s ownership in NCM LLC increased to 48.2%.

Theatre Additions to Our Network Subsequent to Our Initial Public Offering

In accordance with our contractual agreements with our founding members, subsequent to the IPO, 15,984,484 net additional NCM LLC units have been issued to the founding members related to the addition of approximately 74 million net attendees to our network from the net effect of new builds, acquisitions and theatre disposals, including Cinemark’s acquisition of Muvico in 2009, Regal’s acquisition of Consolidated Theatres in 2008 and AMC’s and Regal’s acquisition of certain theatres owned by Kerasotes Showplace Theatres in 2010. As of December 29, 2011, NCM, Inc. owned 48.7% of NCM LLC. In addition to the growth of our network from new founding member attendees, our network also included over 83 million attendees for 2011 through our exclusive network affiliate agreements with certain third-party theatre circuits, which expire at various dates.

NCM LLC’s Founding Members

Regal Entertainment Group

Regal operates the largest theatre circuit in the U.S. based on total number of screens. As of December 29, 2011, Regal operated 527 theatres with a total of 6,614 screens, all of which are located in the U.S. For the fiscal year ended December 29, 2011, Regal’s theatres had total attendance of over 211.9 million and Regal reported total revenue of approximately $2.7 billion.

On April 30, 2008, Regal acquired Consolidated Theatres and NCM LLC issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made “integration” payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

AMC Entertainment Inc.

AMC is the second largest theatre circuit in the U.S. based on total number of screens. As of December 29, 2011, AMC owned, operated or held interests in 347 theatres with a total of 5,048 screens globally, with approximately 96%, or 4,826, of its screens in the U.S. (including AMC Loews). For the twelve months ended December 29, 2011, AMC’s theatres had total worldwide attendance of over 192 million and AMC had revenue of $2.5 billion.

Cinemark, Inc.

Cinemark is the third largest theatre circuit in the U.S. based on total number of screens. As of December 31, 2011, Cinemark operated 456 theatres with a total of 5,152 screens globally, with approximately

75%, or 3,878, of its screens in the U.S. For the twelve months ended December 31, 2011, Cinemark’s theatres had total worldwide attendance of over 247 million and reported total revenue of $2.3 billion.

Operating Agreements with NCM LLC’s Founding Members

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

In connection with the completion of the IPO, we entered into amended and restated ESAs with NCM LLC’s founding members. Key provisions of the agreements include:

•

a term of 30 years beginning February 13, 2007 (the term relating to Fathom Events is initially five years with provisions for automatic renewal if certain financial performance conditions are met for additional five year terms through the 30 year initial term; the financial performance conditions for the Fathom Consumer entertainment programming part of Fathom Events were met and thus our rights have been extended for a second five year term through the end of fiscal 2016);

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

•

a right for the founding members to purchase up to 90 seconds of on-screen advertising time during the pre-feature program at a specified rate (intended to initially approximate a market rate with annual increases of 8% in year one and two and 6% in years three and four and market increases thereafter); this time, which was 60 seconds for 2011, satisfies the founding members’ obligation to provide certain on-screen advertising to their beverage concessionaires pursuant to their beverage concessionaire agreements;

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

In October 2010, we agreed to an amendment of the ESAs to allow for the connection of our national advertising and Fathom Events networks to the founding members’ new, higher quality digital projection systems. These new systems will not only provide higher quality 2D images, they will also provide the capability to project 3D advertising and 3D live and pre-recorded events. Under these amendments, the founding members must connect to the DCN any theatre screen that they choose to convert to a digital projection system. The founding member will be responsible for purchasing, installing and maintaining the digital cinema equipment, and NCM LLC will no longer be obligated to maintain or repair the lower-resolution projection equipment that has been replaced by the digital cinema equipment, however NCM LLC will still maintain the remainder of the related DCN equipment. In addition, NCM LLC will have the right, in any theatre auditorium capable of exhibiting 3D movies, to exhibit 3D advertising and, subject to additional conditions, programming services. NCM LLC has agreed to pay the founding members an additional monthly theatre access fee for each theatre screen that has been converted to digital cinema equipment. It is expected that by the end of 2012 approximately 80% of our total digital screens and approximately 90% of our founding member digital screens will be equipped with the new digital cinema equipment and are expected to provide an enhanced digital cinema presentation.

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

We also have licensed intellectual property that is the subject of several U.S. patent applications relating to scheduling in-theatre advertising and digital content as well as matters relating to digital projector automation. These licenses are governed by the pre-IPO license agreement between NCM LLC and the founding members.

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

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of December 29, 2011, we have displayed advertising since 2006 with 316 national advertisers across a wide variety of industries. During the year ended December 29, 2011, we derived 69.3% of our advertising revenue from national clients (including advertising agencies that represent our clients), 9.8% from founding member beverage agreements and 20.9% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of NCM LLC’s founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2011, we provided 60 seconds of on-screen advertising time to our founding members. The ESAs provide for the founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA. During 2011, the beverage concessionaire revenue was 8.7% of our total revenue.

Content Partners and Cell Phone PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment and media companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We also have an exclusive cell phone courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2011, the total advertising purchased by these content partners and cell phone PSAs represented 19.5% of our total revenues.

Competition

Our advertising business competes in the estimated $174 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and effective forms of digital media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms and that cinema advertising is well positioned to benefit from these broad market trends.

Through the visual quality and impact of the big screen and surround sound, we are able to display high impact advertising impressions to our audiences. According to Nielsen IAG Research various cinema advertising has generated ad recall up to four times greater than the same advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective advertising platform for advertisers. We also believe that as online and mobile video platforms expand with the proliferation of viewing devices, such as tablets, video programming will become more fragmented and the national reach and high quality presentation of our network will become more valuable to marketers.

Our advertising business also competes with other providers of cinema advertising, which vary substantially in size. As the largest provider of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience as well as allowing us to better compete with television and other national advertising networks.

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

Our Fathom Business division competed with a number of venues including hotels, conference facilities, restaurants, arenas and other convention properties, as well as virtual meetings hosted online and across private teleconferencing networks. In addition, we offered clients the ability to combine a movie or Fathom Event with the meeting.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and number of Fathom events. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009, 2010 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%

Employees

We employed 640 people as of December 29, 2011, which includes employees in our Centennial, Colorado headquarters, people employed in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

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

Executive Officers of the Registrant

Shown below are the names, ages as of December 29, 2011, and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	52	President, Chief Executive Officer and Chairman
Clifford E. Marks	50	President of Sales and Marketing
Gary W. Ferrera	49	Executive Vice President and Chief Financial Officer
Ralph E. Hardy	60	Executive Vice President and General Counsel
Earl B. Weihe	63	Executive Vice President and Chief Operations Officer

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. He has also served as Chairman, President and Chief Executive Officer of NCM, Inc. since October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. From 1988 to 2005, Mr. Hall has held various executive positions with United Artists Theatre Company, and its predecessor companies, including Chief Executive Officer when it became part of Regal Entertainment Group in 2002. In 2009, Mr. Hall joined the board of directors of RMG Networks, Inc. (“RMG”) and serves as a member of its compensation committee.

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

Ralph E. Hardy. Mr. Hardy was appointed Executive Vice President and General Counsel of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. Prior to his current position, from May 2002 to May 2005, Mr. Hardy served as Executive Vice President and General Counsel for Regal CineMedia Corporation. From 1989 to 2005, Mr. Hardy has held various legal executive positions with United Artists Theatre Company and its predecessors.

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

Forward-Looking Statements

In addition to historical information, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	changes in the ESAs or lack of support by the founding members;

•	non-competition provisions of the ESAs being deemed unenforceable;

•	bankruptcy of one of the founding members;

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within the overall advertising industry;

•	technological changes and innovations, including 3D, digital cinema, alternative methods for delivering movies to consumers and failures or disruptions of our technology systems;

•	failure to effectively manage or continue our growth;

•	the popularity of major motion picture releases and level of theatre attendance, including at founding members’ theatres;

•	failure to retain our senior management;

•	shifts in population and other demographics;

•	infringement of our technology on intellectual property rights owned by others;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	our founding members’ ability to compete with us, influence our affairs and benefit from corporate opportunities that might otherwise be available to us;

•

risks and uncertainties relating to our significant indebtedness and investments, including the availability and adequacy of cash flows to meet our debt service requirements, including payments of amounts due under the Senior Notes and our existing senior secured credit facility;

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

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative and not exhaustive. Our actual results, performance or achievements could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under “Risk Factors” below. Our historical financial data discussed prior to the completion of our IPO reflects the historical results of operations and financial position of NCM LLC. Accordingly, that historical financial data does not give effect to the reorganization and the NCM LLC senior secured credit facility completed as part of the NCM, Inc. IPO. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

Item 1A.	Risk Factors

Ownership of the common stock of the Company involves certain risks. Holders of the Company’s securities and prospective investors should consider carefully the following risks and other information in this document, including our historical financial statements and related notes included herein. The risks and uncertainties described in this document are not the only ones facing us. Additional risks and uncertainties that we do not presently know about or that we currently believe are not material may also adversely affect our business. If any of the risks and uncertainties described in this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, NCM LLC’s founding members could adversely affect our revenue, growth and profitability

The ESAs with NCM LLC’s founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. The term of the ESAs as they relate to each of the Fathom Consumer and Fathom Business divisions, is approximately five years from the IPO with provisions for automatic renewals for a series of additional five year terms through February 2037, if certain financial performance conditions for each of the Fathom Consumer and Fathom Business divisions are met with respect to each division. The financial test for the Fathom Business division for the period ending December 29, 2011 was not met and certain of the rights and obligations associated with that part of the Fathom business are being transferred back to the founding member circuits. The financial performance conditions for the Fathom Consumer entertainment programming part of the Fathom business were met and thus our rights have been extended for a second five year term through the end of fiscal 2016. NCM LLC’s founding members’ theatres represent approximately 82% of the screens and approximately 87% of the attendance in our network as of December 29, 2011. If any one of the ESAs were terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, NCM LLC’s founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising, Fathom Events revenue and operating margins may decline. If the founding members reject advertising or choose not to participate in certain Fathom Consumer events under the terms of the ESAs because they believe it would adversely affect their film attendance levels or the reputation of their company, our revenue from that business would be reduced.

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

Each of NCM LLC’s founding members currently has a significant amount of indebtedness, which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy. For example, each of United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC) filed for bankruptcy during 2000 or 2001. The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise dispose of theatres or remove theatres from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theatres, the founding member would be required to surrender a portion of their LLC units. Because we sell advertising based on the number of theatre patrons that will view the advertisement, a reduction in the number of theatres in our network could reduce the number of advertising impressions payable to us and thus could reduce our advertising revenue.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition

As widely reported, financial markets in the U.S., Europe and Asia have experienced extreme disruption since late 2008, and while there has been improvement during 2010 and 2011, the world-wide economy remains fragile as uncertainty remains regarding when the economy will improve to historical growth levels. Any return to the conditions that existed during the recent recession or other unfavorable changes in economic conditions, including declining consumer confidence, concerns about inflation or deflation, the threat of another recession, increases in the rates of default and bankruptcy and extreme volatility in the credit and equity markets, may lead to decreased demand or delay in payments by our customers or to slowing of their payments to us, and our results of operations and financial condition could be adversely affected by these actions. These challenging economic conditions also may result in:

•	increased competition for fewer advertising and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	reduced credit availability and/or access to capital markets;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of doubtful accounts receivable.

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

The markets for advertising and event content are competitive and we may be unable to compete successfully

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

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long-term multi-year decline in theatre attendance or even the perception by media buyers that our network was no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theatres include the following:

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

•

the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, cell phone PSA and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with six content partners, some of which date back as far as December 2002. None of these companies individually accounted for over 10% of our total revenue during the year ended December 29, 2011. However, the agreements with the content partners, cell phone PSA and beverage advertising with the founding members in aggregate accounted for approximately 31%, 27% and 28% of our total revenue during 2009, 2010 and 2011. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of any one or more of them as a customer could decrease our revenue and adversely affect our current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 89% of our total revenue in the year ended December 29, 2011 from advertising sales (79% from national and 21% from local). A substantial portion of our advertising inventory is covered by contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television. Reductions in the size of advertisers’ budgets due to local or national economic trends or other factors could result in lower spending on cinema advertising in general or our advertising business in particular. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network could limit our ability to offer our clients innovative unique and integrated marketing products, which could limit our future revenue growth. Any failure by us to upgrade our technology to remain competitive, which may be adopted by other advertising platforms, could hurt our ability to compete with those companies. Under the terms of the ESAs with NCM LLC’s founding members, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that NCM LLC’s founding members upgrade the equipment or software installed in their theatres, but we must negotiate with NCM LLC’s founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to the founding members’ new digital cinema projection systems so that we could display our advertising and Fathom Events (including 3D) on their systems. As of December 29, 2011 we had approximately 10,400 screens within our network that were connected to digital cinema projection equipment and expect approximately 14,600 screens, or 80% of our total screens and 13,400 screens, or 90% of our founding member screens to be deployed with digital cinema equipment by the end of 2012. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems, could slow or prevent the growth of our business.

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

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients and providers of content for our Fathom Consumer business. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our digital content system distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems. These enhancements and improvements will require allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner or at all, our ability to manage our limited advertising inventory and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

Our plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising and Fathom Consumer business, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile Platform.” The development of our internet advertising network and mobile app and the integration of these marketing products with our core on-screen and theatre lobby production is at an early stage, and may not deliver the benefits we have projected. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including the internet.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. We might not be able to find qualified replacements for our senior management if their services were no longer available to us; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Patents, copyrights, and other intellectual property rights cover our business and our in-theatre, online, and mobile services, including the websites we operate at ncm.com, nationalcinemedia.com, movienightout.com and FathomEvents.com and the features, functionality, content, and software we make available through those websites. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theatre, online or mobile services may expose us to liability

Our in-theatre, online, and mobile services facilitate the distribution of content. This content includes advertising-related content, as well as movie and television content and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses

A number of regulations, including those referenced below, may impact our business as a result of our online or mobile services. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. The costs of compliance with these regulations, and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our online or mobile services. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price

Typically, our revenue and Adjusted OIBDA are lowest in the first quarter of the calendar year as advertising clients scale back their advertising budgets following the year-end holiday season, and our revenue is highest during the summer and the holiday season when theatre attendance is normally highest. However, a weak advertising market or the shift in spending of a major client from one quarter to another, the poor performance of films released in a given quarter or a disruption in the release schedule of films could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. The use of LEN or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 4.9% of our total advertising revenue for the year ended December 29, 2011. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

The founding members also have the right to install a second network of video monitors in the theatre lobbies in excess of those required to be installed by the founding members for the LEN. This additional lobby video network, which we refer to as the founders’ lobby network, may be used by the founding members to promote products or services related to operating the theatres, such as concessions and loyalty programs. The presence of the founders’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and indenture and the NCM LLC operating agreement. The NCM LLC senior secured credit facility and indenture limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement. Once the NCM, Inc. cash balances and investments ($88.9 million at December 29, 2011) are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us.

Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.

As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC senior secured credit facility and indenture to allow NCM LLC to distribute cash to its members (including us and the founding members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

NCM LLC is party to a $550.0 million term loan that is part of a senior secured credit facility and an indenture under which it has issued $200 million of 7.875% Senior Unsecured Notes due 2021 (“Senior Notes”). The senior secured credit facility also includes a $119 million revolving credit facility; a $14.0 million portion of this revolving facility which had previously been outstanding from Lehman Brothers Holdings, Inc. (“Lehman”) is not subject to pro rata prepayment or re-borrowing. As of December 29, 2011, the amount outstanding under the revolving credit facility was $44.0 million. The amount outstanding under the revolving credit facility fluctuates based on our working capital needs.

The agreements governing NCM LLC’s term loans contain restrictive covenants that limit NCM LLC’s ability to take specified actions and prescribe minimum financial maintenance requirements that NCM LLC must meet. Because NCM LLC is our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC. Any such defaults could materially impair our financial condition and liquidity.

If NCM LLC is unable to meet its debt service obligations, it could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. We may be unable to restructure or refinance these obligations, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, NCM LLC’s indebtedness could have other negative consequences for us, including without limitation:

•	limiting NCM LLC’s ability to obtain financing in the future;

•	requiring much of NCM LLC’s cash flow to be dedicated to interest obligations and making it unavailable for other purposes, including payments to its members (including NCM, Inc.);

•	limiting NCM LLC’s liquidity and operational flexibility in changing economic, business and competitive conditions which could require NCM LLC to consider deferring planned capital expenditures, reducing discretionary spending, selling assets, restructuring existing debt or deferring acquisitions or other strategic opportunities; and

•	making NCM LLC more vulnerable to an increase in interest rates, a downturn in our operating performance or decline in general economic conditions.

Despite NCM LLC’s current levels of debt, it or NCM, Inc. may still incur substantially more debt, including secured debt, which would increase the risks associated with NCM LLC’s level of debt

The agreements relating to NCM LLC’s debt, including the Senior Notes and the senior secured credit facility, limit but do not prohibit NCM LLC’s ability to incur additional debt, and do not place any restrictions on NCM, Inc.’s ability to incur debt. Accordingly, NCM, Inc. or NCM LLC could incur additional debt in the future, including additional debt under the senior secured credit facility, additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “—NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

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

Different interests among NCM LLC’s founding members or between NCM LLC’s founding members and us could prevent us from achieving our business goals

For the foreseeable future, we expect that our board of directors will include directors and executive officers of NCM LLC’s founding members and other directors who may have commercial or other relationships with NCM LLC’s founding members. The majority of NCM LLC’s outstanding membership interests also are owned by its founding members. NCM LLC’s founding members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict with those of the other founding members. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s founding members.

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

The agreements between us and NCM LLC’s founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties

The ESAs and the other contractual agreements made at the date of our IPO, that we have with NCM LLC’s founding members were negotiated in the context of an affiliated relationship in which representatives of NCM LLC’s founding members and their affiliates comprised our entire board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of NCM LLC’s founding members, and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

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

Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock

The common unit adjustment agreement and the ESAs provide that we will issue common membership units of NCM LLC to account for changes in the number of theatre screens NCM LLC’s founding members operate and which are made part of our advertising network. Historically, each of the founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to the founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, the founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of a founding member’s common membership units in NCM LLC.

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

Our tax receivable agreement with the founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of the founding members

Our initial public offering and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our tax receivable agreement with the founding members to pay to the founding members 90% of the amount by which NCM, Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis. Pursuant to the terms of the tax receivable agreement, we made payments of $17.1 million and $14.9 million to the founding members for our 2010 and 2009 taxable years, respectively and we estimate that in 2012 an additional $20.6 million and $1.0 million will be payable with respect to the 2011 and 2010 taxable years, respectively. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM, Inc.’s claimed tax benefits should not have been available, NCM, Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur and if one or more of the founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the tax receivable agreement, then NCM, Inc.’s financial condition could be negatively impacted. NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. Refer to Note 6 to the consolidated financial statements included elsewhere in this document.

The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future

We cannot predict the effect, if any, that market sales of shares of common stock by our founding members will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth.

The 53,934,605 shares of common stock owned by unaffiliated investors outstanding at December 29, 2011 are freely tradable, except for 310,226 shares held by our affiliates. In addition, the founding members may receive up to 56,879,964 shares of common stock, which initially will be unregistered, upon redemption of their outstanding common membership units of NCM LLC. These shares of common stock will constitute “restricted securities” under the Securities Act. Provided the holders comply with the holding periods and other conditions prescribed in Rule 144 under the Securities Act, all but 310,226 of these unregistered shares of common stock cease to be restricted securities and become freely tradable.

Additionally, 1,285,508 shares of non-vested restricted stock held by employees and independent directors are outstanding and 4,837,572 shares of our common stock will be issuable upon exercise of stock options held by employees and independent directors that vest through 2014. As of December 29, 2011, 1,863,256 stock options have vested and are exercisable. Once the options and restricted stock become vested and/or exercisable, as applicable, to the extent they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

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

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness in the future could cause a loss of investor confidence and decline in the market price of our common stock. We may not be able to timely remediate any material weaknesses that may be identified in future periods or maintain all of the controls necessary for continued compliance. Likewise, we may not be able to retain sufficient skilled finance and accounting personnel.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 29, 2011. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the network operations center)	82,721 sq. ft.
Chicago, IL (2)	Regional Advertising Sales Office	3,242 sq. ft.
New York, NY (3)	Regional Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Regional Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Regional Advertising Sales Office	5,926 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2014.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through February 29, 2015.
(6)	This facility is leased through April 30, 2016.

Item 3. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material affect on our operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, has traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO closed on February 13, 2007). There were 95 stockholders of record as of February 17, 2012 (not including beneficial holders of shares held in “street name”). The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated.

	Fiscal 2011
	High	Low	Declared Dividend
First Quarter (December 31, 2010—March 31, 2011)	$20.28	$16.22	$0.20
Second Quarter (April 1, 2011—June 30, 2011)	$19.00	$15.92	$0.20
Third Quarter (July 1, 2011—September 29, 2011)	$17.00	$11.21	$0.22
Fourth Quarter (September 30, 2011—December 29, 2011)	$15.69	$11.24	$0.22

	Fiscal 2010
	High	Low	Declared Dividend
First Quarter (January 1, 2010—April 1, 2010)	$18.74	$14.20	$0.16
Second Quarter (April 2, 2010—July 1, 2010)	$20.23	$16.35	$0.18
Third Quarter (July 2, 2010—September 30, 2010)	$18.99	$15.70	$0.18
Fourth Quarter (October 1, 2010—December 30, 2010)	$20.13	$17.50	$0.20

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of the Company for the period February 8, 2007 (the closing price on the first trading date) through December 29, 2011 with the Russell 2000 Index and the Dow Jones US Media Agencies TSM. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

COMPARISON OF 50 MONTH CUMULATIVE TOTAL RETURN*

Among National CineMedia Inc, the Russell 2000 Index,

and the Dow Jones US Media Agencies TSM Index

*$100 invested on 2/8/07 in stock or 1/31/07 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2012 Dow Jones & Co. All rights reserved.

	Feb. 8, 2007	Dec. 27, 2007	Jan. 1, 2009	Dec. 31, 2009	Dec. 30, 2010	Dec. 29, 2011
National CineMedia Inc.	100.00	96.19	41.85	71.67	89.92	57.23
Russell 2000 Index	100.00	96.81	64.10	81.52	103.41	99.10
Dow Jones US Media Agencies TSM	100.00	90.27	42.43	70.65	94.92	84.68

Item 6.	Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read together with the other information contained in this document, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical financial statements and the notes thereto included elsewhere in this document, and historical interim consolidated financial statements, which have not been included in this document.

The results of operations data for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 and the balance sheet data as of December 29, 2011 and December 30, 2010 are derived from the audited financial statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended January 1, 2009 and December 27, 2007 and the balance sheet data as of December 31, 2009, January 1, 2009 and December 27, 2007 are derived from the audited financial statements of NCM, Inc. (not presented herein).

The historical financial statements for periods prior to February 13, 2007 do not reflect what our results of operations and financial position would have been had we been a stand-alone, public company for the periods presented. Specifically, such historical results of operations do not give effect to the matters set forth below:

• the terms of the ESAs, which differ from NCM LLC’s prior contractual arrangements with NCM LLC’s founding members and have ongoing material significance to NCM LLC’s results of operations, (i) assign legacy contracts to NCM LLC, (ii) make additional inventory of lobby promotions, Fathom Business and Fathom Consumer events available to NCM LLC on a pre-approved basis, (iii) make additional theatre advertising inventory available to NCM LLC, to sell such inventory at stated rates to the founding members in order for them to fulfill their on-screen advertising commitments to their beverage concessionaires, and (iv) change the formula for the calculation of the circuit share expense (known as the theatre access fee in the ESAs);

• adjustments to income tax provisions to account for NCM, Inc.’s status as a taxable entity with an ownership interest in NCM LLC;

• the completion of the non-cash recapitalization of NCM LLC pursuant to which existing members of NCM LLC received one common membership unit and one preferred membership unit in exchange for each outstanding common membership unit;

• the completion of the financing transaction, pursuant to which the preferred membership units issued to the founding members in a non-cash recapitalization of NCM LLC were redeemed from the proceeds of a term loan that is part of our senior secured credit facility;

• the completion of the IPO and the use of proceeds therefrom, including our acquisition of 44.8% of the common membership units in NCM LLC at the date of the IPO, which will be accounted for by our consolidation of NCM LLC; and

• the payment by NCM LLC of a portion of the proceeds it received from us to NCM LLC’s founding members for their agreeing to modify our payment obligations under the ESAs.

		Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	National CineMedia, LLC
Results of Operations Data ($ in millions, except per share data)	Year Ended Dec. 29, 2011					Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007
REVENUE:
Advertising	$386.1	$379.4	$335.1	$330.3	$282.7	$20.6
Administrative Fees—Members	—	—	—	—	—	0.1
Fathom Events	49.2	48.0	45.5	38.9	25.4	2.9
Other	0.1	0.1	0.1	0.3	0.2	—

Total	435.4	427.5	380.7	369.5	308.3	23.6

OPERATING EXPENSES:
Advertising operating costs	24.6	21.7	20.0	18.7	9.1	1.1
Fathom Events operating costs	34.1	32.4	29.1	25.1	15.4	1.4
Network costs	18.6	20.0	18.6	17.0	13.3	1.7
Theatre access fees—founding members	55.4	52.6	52.7	49.8	41.5	14.4
Selling and marketing costs	59.8	57.9	50.2	47.9	40.9	5.2
Administrative and other costs	30.4	34.5	26.3	24.9	20.1	2.8
Severance plan costs	—	—	—	0.5	1.5	0.4
Depreciation and amortization	18.8	17.8	15.6	12.4	5.0	0.7

Total	241.7	236.9	212.5	196.3	146.8	27.7

OPERATING INCOME (LOSS)	193.7	190.6	168.2	173.2	161.5	(4.1)
NON-OPERATING EXPENSES	73.7	64.0	49.5	88.5	57.2	0.1

INCOME (LOSS) BEFORE INCOME TAXES	120.0	126.6	118.7	84.7	104.3	(4.2)
Provision for income taxes	19.4	16.8	16.6	13.7	16.4	—
Equity loss from investments, net	—	0.7	0.8	—	—	—

CONSOLIDATED NET INCOME (LOSS)	100.6	109.1	101.3	71.0	87.9	(4.2)
Less: Net Income Attributable to Noncontrolling Interests	69.1	79.9	75.2	55.1	63.1	—
Less: Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	—	—	—	14.9	—	—

NET INCOME (LOSS) ATTRIBUTABLE TO NCM, Inc.	$31.5	$29.2	$26.1	$1.0	$24.8	$(4.2)

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.58	$0.63	$0.62	$0.02	$0.59	—
Diluted	$0.58	$0.62	$0.62	$0.02	$0.59	—

	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	National CineMedia, LLC
Other Financial and Operating Data ($ in millions, except cash dividend declared per common share)						Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007
OIBDA (1)	$212.5	$208.4	$183.8	$185.6	$166.5	$(3.4)
Adjusted OIBDA (1)	224.3	222.4	189.3	189.5	171.1	(2.7)
Adjusted OIBDA Margin (1)	51.5%	52.0%	49.7%	51.3%	55.5%	NM
Capital Expenditures	$13.7	$10.4	$8.6	$16.7	$14.4	$0.6
Cash Dividend Declared per Common Share	$0.84	$0.72	$0.64	$0.62	$0.30	—
Founding Member Screens at Period End (2) (6)	15,265	14,997	14,401	14,331	13,261	*13,127
Total Screens at Period End (3) (6)	18,670	17,302	16,803	17,313	15,265	*14,081
Digital Screens at Period End (4) (6)	17,698	16,003	15,413	15,263	13,254	*11,463
Total Attendance for Period (in millions) (5) (6)	636.8	637.4	667.2	643.0	504.3	70.8

*—As	of December 28, 2006

	As of
Balance Sheet Data (in millions)	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009	Jan. 1, 2009	Dec. 27, 2007
Cash, cash equivalents and marketable securities (7)	$98.1	$82.9	$91.1	$69.2	$20.8
Receivables, Net	98.6	100.7	89.3	92.2	93.2
Property and Equipment, Net	24.6	19.8	23.7	28.0	22.2
Total Assets	820.2	854.5	628.2	609.6	463.6
Borrowings	794.0	775.0	799.0	799.0	784.0
Equity/(deficit)	(346.8)	(318.4)	(493.1)	(526.3)	(572.4)
Total Liabilities and Equity	820.2	854.5	628.2	609.6	463.6

Notes to the Selected Historical Financial and Operating Data

1. Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, deferred stock compensation and severance plan costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs and deferred stock compensation. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million, $4.7 million, and $11.2 million for the years ended December 31, 2009, January 1, 2009 and the 2007 post-IPO period, respectively. Regal made Consolidated Theatres’ payments to NCM LLC pursuant to the revised ESAs, which were $0.7 million, $3.9 million, $3.2 million and $2.8 million for the years ended December 29, 2011, December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

2. Represents the sum of founding member screens.

3. Represents the total screens within NCM LLC’s advertising network.

4. Represents the total number of screens that are connected to our DCN.

5. Represents the total attendance within NCM LLC’s advertising network.

6. Excludes AMC Loews for all periods prior to June 2008 and excludes Star Theatres for periods prior to April 2009. Excludes Consolidated Theatres for all periods prior to June 2011.

7. Includes short-term and long-term marketable securities.

The following table reconciles operating income (loss) to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

						National CineMedia, LLC
	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009	Post-IPO Period Feb. 13, 2007 through Dec. 27, 2007	Pre-IPO Period Dec. 29, 2006 through Feb. 12, 2007
Operating income (loss)	$193.7	$190.6	$168.2	$173.2	$161.5	$(4.1)
Depreciation and amortization	18.8	17.8	15.6	12.4	5.0	0.7

OIBDA	$212.5	$208.4	$183.8	$185.6	$166.5	$(3.4)
Severance plan costs	—	—	—	0.5	1.5	0.4
Share-based compensation costs/ Deferred stock compensation (1)	11.8	14.0	5.5	3.4	3.1	0.3

Adjusted OIBDA	$224.3	$222.4	$189.3	$189.5	$171.1	$(2.7)

Total Revenue	$435.4	$427.5	$380.7	$369.5	$308.3	$23.6
Adjusted OIBDA margin	51.5%	52.0%	49.7%	51.3%	55.5%	NM

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Consumer and Business events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and meeting services and distribute entertainment programming in those theatres. Our advertising and Fathom Events businesses are distributed across our proprietary DCN and live DBN. Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data”, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location, as well as, our operating cash flow and related financial leverage and revolving credit facility to ensure that there is adequate cash availability to fund our debt obligations and declared dividends.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors.”

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

(In millions, except per share and per attendee data)	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Revenue	$435.4	$427.5	$380.7
Operating income	$193.7	$190.6	$168.2
Adjusted OIBDA	$224.3	$222.4	$189.3
Adjusted OIBDA margin	51.5%	52.0%	49.7%
Net Income Attributable to NCM, Inc.	$31.5	$29.2	$26.1
Net Income per NCM, Inc. Basic Share	$0.58	$0.63	$0.62
Net Income per NCM, Inc. Diluted Share	$0.58	$0.62	$0.62

Total advertising revenue	$386.1	$379.4	$335.1
Total theatre attendance	636.8	637.4	667.2
Total advertising revenue per attendee	$0.606	$0.595	$0.502

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2011, 2010 and 2009 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 29, 2011	2011
December 30, 2010	2010
December 31, 2009	2009

Results of Operations

Years Ended December 29, 2011 and December 30, 2010

Revenue. Total revenue of the Company for the year ended December 29, 2011 increased 1.8% to $435.4 million compared to $427.5 million for the 2010 period. The increase in total revenue was the result of a 1.8% increase in total advertising revenue (including revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a 2.5% increase in Fathom Events revenue.

National advertising revenues of $305.5 million (including $38.0 million of beverage revenue) for the year ended December 29, 2011 decreased 1.2% from $309.1 million (including $37.2 million of beverage revenue) for the 2010 period. National advertising revenue (excluding beverage revenue) for the year ended December 29, 2011 decreased $4.4 million, or 1.6% to $267.5 million compared to $271.9 million for the 2010 period. This decrease was primarily due to the combination of a very strong TV upfront during May and June followed by a weakening of the economy in July through October when a large percentage of our fourth quarter national advertising commitments are secured. These factors combined with a reduction in the spending of one significant military client in the first quarter contributed to a decrease in inventory utilization (excluding beverage revenue) to 100.3% for the year ended December 29, 2011 as compared to 101.5% for the year ended December 30, 2010. Inventory utilization is calculated based on 11 30-second salable national advertising units in our pre-show, which can be expanded. The decrease in client budgets available to us and our lower utilization also contributed to a 0.4% decrease in national advertising CPM’s (excluding beverage revenue). The 2.2% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to the impact of the annual contractual 6% beverage revenue CPM increase, partially offset by a 2.0% decrease in founding member attendance for 2011 as compared to 2010. The decrease in founding member attendance reflects lower overall industry attendance, offset by the acquisition of certain Kerasotes theatres (previously a network affiliate) by AMC in mid-2010. Our make-good reserve balance of $2.7 million at December 29, 2011 decreased slightly from a balance of $2.8 million at December 30, 2010. The Company expects to recognize the majority of this make-good reserve balance in the first quarter of 2012.

Local advertising revenue increased $10.3 million, or 14.7%, to $80.6 million for the year ended December 29, 2011 compared to $70.3 million for the 2010 period. The increase was due to the continued expansion of our network that resulted in better geographic coverage allowing us to sell more effectively to larger regional clients and nationally recognized clients that placed ads regionally. The Company’s number of local advertising contracts decreased 7.5% due to the continued impact of the weak economy on smaller businesses, while the average contract value increased 23.4% due to increased sales to larger regional clients or nationally recognized clients placing ads regionally. Local revenue per theatre attendee increased 15.5% to $0.127 per attendee for the full year of 2011 compared to $0.110 for the 2010 period, due to the increase in revenue combined with a 0.1% decrease in theatre attendance.

Total advertising revenue (including beverage revenue) per attendee for the year ended December 29, 2011 increased 1.8%. Total advertising revenue per attendee (excluding beverage revenue) increased 1.9% to $0.547 from $0.537 for the 2010 period. The increase in the advertising revenue per attendee is due to the impact of a

1.8% increase in total advertising revenue (including beverage revenue), combined with the 0.1% decrease in theatre attendance.

Fathom Events revenue increased 2.5%, or $1.2 million, to $49.2 million for the year ended December 29, 2011 compared to $48.0 million for the 2010 period. Our Fathom Consumer events revenue increased $3.5 million or 11.1% due to a 40.5% increase in the number of event nights offset by a 25.0% decrease in revenue per event related to the testing of several new event genres. This increase was offset by a $2.3 million, or 13.9% decrease in Fathom Business events revenue due to continued negative impact from the slow economic recovery and the competitive impact of better meeting facilities being built in hotels and more robust meeting services being offered on the internet.

Operating expenses. Total operating expenses for the year ended December 29, 2011 were $241.7 million, an increase of 2.0% from $236.9 million for the 2010 period. Set forth below is a discussion of the more significant operating expenses.

Advertising operating costs. Advertising operating costs of $24.6 million for the year ended December 29, 2011 increased 13.4% from the $21.7 million for the 2010 period. This increase was primarily the result of the 14.7% increase in local advertising revenue combined with the increase in the percentage of affiliate attendance in 2011 versus 2010, which resulted in a $4.2 million, or 29.2% increase in the network affiliate theatre circuits expense. This increase was partially offset by a $1.0 decrease in advertising supply costs.

Fathom Events operating costs. Fathom Events operating costs of $34.1 million for the year ended December 29, 2011 increased 5.2% compared to $32.4 million during the 2010 period. The increase was primarily the result of the increased revenue generated by the Fathom Consumer division, which resulted in an increase in payments to content producers, as well as the increase in the revenue share payments to our founding members and affiliates.

Network costs. Network costs of $18.6 million for the year ended December 29, 2011 decreased 7.0% compared to $20.0 million for the 2010 period due primarily to a decrease in personnel costs, resulting from lower cash incentive compensation related to not reaching internal financial targets, as well as decreases in maintenance costs related to the transition to digital cinema projectors at our founding member theatres. The number of screens in our network that utilized digital cinema projectors increased to 10,371 at December 29, 2011 versus 2,487 at December 30, 2010, an increase of over 300%. Total digital network screens operated increased to 17,698, or 10.6%, from 16,003 in 2010. This increase is due primarily to the addition of network affiliates and the conversion of non-digital founding member screens to the digital cinema technology.

Theatre access fees. Theatre access fees were $55.4 million for the year ended December 29, 2011 compared to $52.6 million for the 2010 period. The 5.3% increase for 2011 versus the 2010 period was the result of the annual 5% rate increase per digital screen specified in the ESA and payments to our founding members associated with our access to the higher quality digital cinema equipment, partially offset by a 2.0% decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased 3.3% to $59.8 million for the year ended December 29, 2011 from $57.9 million for the 2010 period. This increase was primarily due to $1.5 million of increased salaries and benefits from an increase in local and regional sales commissions (related to higher sales levels) and the addition of national and regional sales people to support the growth of our advertising network and expansion of our client base, slightly offset by a decrease in national sales personnel cash incentive compensation due to not reaching internal national sales targets. We also increased our marketing expense by $0.5 million to support our sales efforts and expanding client base.

Administrative and other costs. Administrative and other costs for the year ended December 29, 2011 was $30.4 million compared to $34.5 million for the 2010 period, a decrease of 11.9%. This decrease was primarily due to reduced non-cash share based compensation expense as well as lower cash incentive payments to reflect not reaching internal annual financial targets. The 2010 incentive compensation reflected over-achievement of internal targets. This decrease was partially offset by increases in salaries and benefits in human resources and information systems areas to support the growth of our company and to support development of more robust inventory management systems to enhance delivery, reporting and management of sales data.

Depreciation and amortization. Depreciation and amortization expense increased 5.6%, or $1.0 million, to $18.8 million for the year ended December 29, 2011, compared to $17.8 million for the 2010 period. This increase relates to higher amortization expense recognized on additional intangible assets recorded in 2010 related to the annual and special Common Unit Adjustments. The increased amortization expense was offset by decreases in depreciation expense on internally developed software added in 2007 and prior that is fully depreciated, offset by the addition of network equipment installed within network affiliate theatres.

Net income. Net income generated for the year ended December 29, 2011 was $31.5 million, an increase of 7.9% over the $29.2 million for the year ended December 30, 2010. The increase was due primarily to the $3.1 million, or 1.6% increase in operating income and the $10.8 million, or 13.5% decrease in net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests is related to lower NCM LLC net income partially offset by the impact of the redemption of common membership units during the third quarter of 2010 and a $6.7 million non-operating impairment charge which related to our investment in RMG as discussed in Note 13 to the consolidated financial statement included elsewhere in this document. Net interest expense increased $6.8 million due to the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 9 to the audited consolidated financial statements included elsewhere in this document), including the $1.5 million non-cash charge for deferred loan fees associated with the portion of the existing credit facility that was prepaid with the proceeds from the Senior Notes. The increase in interest expense is offset by $4.0 million non-cash decrease in the charge related to the change in derivative fair value related to an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. The increase in the provision for income taxes of $2.6 million to $19.4 million for the year ended December 29, 2011 is due primarily to a $1.5 million change in the valuation allowance on our investment in RMG as well as higher taxable income.

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

Local advertising revenue increased $8.3 million or 13.4% to $70.3 million for the year ended December 30, 2010 compared to $62.0 million for the 2009 period. The increase is primarily due to increases in the number of larger regional contracts and an increase in the level of spending by smaller businesses. The Company’s number of local advertising contracts increased 8.8%, while the average contract value increased 3.9%. Local revenue per theatre attendee increased 22.2% to $0.110 per attendee for the full year of 2010 compared to $0.093 for the 2009 period, due to the increase in revenue combined with a 4.5% decrease in theatre attendance.

Total advertising revenue (both including and excluding beverage revenue) per attendee for the year ended December 30, 2010 increased 20.0%. Total advertising revenue per attendee (excluding beverage revenue) increased 20.0% to $0.537 from $0.448 for the 2009 period. The increase in the advertising revenue per attendee is due to the impact of a 13.2% increase in total advertising revenue, combined with the 4.5% decrease in theatre attendance.

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

Net income. Net income generated for the year ended December 30, 2010 was $29.2 million, an increase of 11.9% over the $26.1 million for the year ended December 31, 2009. The increase was due primarily to the 13.3% increase in operating income offset by an increase in the provision for income taxes and net income attributable to noncontrolling interests. The increase in the provision for income taxes of $0.2 million to $16.8 million for the year ended December 30, 2010 is due primarily to higher taxable income. Net income attributable to noncontrolling interests increased $4.7 million to $79.9 million for the year ended December 30, 2010 due to higher NCM LLC net income partially offset by the impact of the redemption of common membership units during the third quarter of 2010.

Known Trends and Uncertainties

The current macro-economic environment and its impact on national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. During 2011 we have added Consolidated Theatres acquired by Regal in 2008, as well as several new affiliates including Ayrsley Theatre Operators, Coming Attractions Theatres, Inc., Digital Cinema Destinations, Corp.,

I.T.B.S. (Southeast Cinemas), Odyssey Entertainment, Inc. (CineMagic Theatres), Rave Cinemas, LLC, Showplex Cinemas, Inc, and VSS Southern Theatres. During the first quarter of 2012 we will add Cinema Centers, Dickinson Theatres, Inc., additional Far Away Entertainment (Brainbridge) theatres, King Theatres, Star Cinema Grill and Texas Cinemas, as well as additional Galaxy theatres. In total, these contracted new founding member and affiliate theatres that have joined our network since the beginning of 2011 are expected to add approximately 57 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 800 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2012 and beyond. We are discussing network affiliate relationships with other theatre circuits that could be signed during 2012 and are expected to add additional attendees and advertising impressions to our network in 2012 and beyond. We believe that the continued growth of our network will strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2011 and in 2010, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in 2012.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the lobby entertainment network and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron will increase by 8% every five years with the first such increase taking effect for fiscal year 2012 and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Beginning on October 1, 2010, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business pursuant to an amendment of the ESAs entered into during 2010, which will increase in 2012 as additional screens will be equipped with the new digital cinema equipment.

During early 2012, we restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends we believe the Fathom Consumer division has greater future growth prospects and is more aligned with the movie exhibition business and our strategy of becoming a more powerful digital media platform. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on our future operating income and Adjusted OIBDA is not expected to be material.

In July 2011 we amended our credit facility agreement and completed a private placement and subsequent exchange for registered notes of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, with the remainder used to pay transaction expenses and repay borrowings under our revolving credit agreement. In conjunction with this bond placement we also restructured our existing revolving credit agreement by expanding the availability from $80.0 million to $119.0 million and extending the term from February 13, 2013 to December 31, 2014. As a result of these transactions, we have extended the maturities of our debt as well as increased our liquidity. Due primarily to the higher interest rate on the bonds versus our senior secured credit facility term loan, we expect our interest expense on borrowings to increase by approximately $7.1 million for the 2012 year compared to the 2011 year. The first semi-annual payment on our new 7.875% Senior Notes was January 15, 2012. Subsequent to the placement of the Senior Notes, our only variable rate debt relates to our $119.0 million revolving credit agreement, of which $44.0 million was outstanding at December 29, 2011.

As discussed in Notes 6 and 12 to the consolidated financial statements included elsewhere in this document, NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. Should the IRS claims prevail, the Company could be required to pay additional amounts to the founding members under the tax sharing agreement and then could request refunds from various federal and state taxing authorities, and thus it is not expected to have an adverse impact on cash balances or cash flow of the Company.

Our net income and earnings per share could fluctuate significantly with interest rate movements. For example, the change in derivative fair value included in our results of operations decreased 75.5%, or $4.0 million, to a $1.3 million non-cash charge for the year ended December 29, 2011 compared to $5.3 million non-cash for the year ended December 30, 2010 due to fluctuations in market interest rates. We believe these fluctuations are reasonably likely to continue. See “Quantitative and Qualitative Disclosures About Market Risk” and Note 14 included elsewhere in this document.

Our effective tax rate for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was 38.2%, 36.7% and 37.6%, respectively. Our tax rate is affected by recurring items and the relative amount of income that NCM, Inc. earns in various state and local jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. Refer to Note 6 for additional details on our effective tax rate.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of December 29, 2011, our cash, cash equivalents and short-term and long-term marketable securities balance was $98.1 million, an increase of $15.2 million compared to the balance of $82.9 million as of December 30, 2010. This increase in cash, cash equivalent and marketable securities at December 29, 2011, combined with a $75.0 million of borrowing availability on our revolving credit facility, resulting in total liquidity availability of $173.1 million or a $60.2 million increase versus December 30, 2010. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and Senior Notes, and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders.

We have generated and used cash as follows (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Operating cash flow	$161.8	$143.7	$138.3
Investing cash flow	$(53.1)	$(15.6)	$(10.4)
Financing cash flow	$(117.2)	$(144.8)	$(106.0)

•	Operating Activities. The increase in cash provided by operating activities for the year ended December 29, 2011 versus the 2010 period was primarily due to the increase in operating income, the

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

•

Investing Activities. The increase in cash used for investing activities for the year ended December 29, 2011 versus the 2010 period was due to the use of cash to purchase intangible assets associated with our advertising affiliate contracts, net cash used to purchase marketable securities, and to a lesser extent the level of capital expenditure investments in our software and other systems during 2011 compared to 2010 and the proceeds from the sale of fixed assets during 2010 related to network equipment in Kerasotes Theatres acquired by AMC. The increase in cash used for investing activities for the year ended December 30, 2010 compared to the 2009 period was primarily due to the net cash used to purchase marketable securities consistent with our investment policy and increased capital expenditures offset by the proceeds from the sale of fixed assets to one of our founding members.

•

Financing Activities. The decrease in cash used for financing activities for the year ended December 29, 2011 versus the 2010 period was primarily due to the third quarter 2011 amendment of our credit facility agreement and placement and registration of $200.0 million in aggregate principal amount of 7.875% Senior Notes due in 2021. A portion of the proceeds from the Senior Notes were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, as well as to pay debt issuance costs. The net decrease in financing activities is also due to an increase in our quarterly dividend offset by a decrease in net revolver activity and less available cash distributions to our founding members compared to 2010. The increase in cash used for financing activities for the year ended December 30, 2010 versus the 2009 period was due to an increase in net revolver activity due to the restructuring of the Lehman portion of the revolving credit agreement in 2010. In addition, in 2010 we distributed additional available cash distributions to our founding members as well as additional cash disbursements for dividends to our stockholders as compared to 2009, which were offset by net proceeds from share-based compensation activities in 2010.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is available cash distributions from NCM LLC and its existing cash balances and marketable securities, which at December 29, 2011 were $88.9 million. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility and cash on hand. Refer to Note 9 to the consolidated financial statements included elsewhere in this document and “Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the third quarter of 2011.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality in advertising revenues, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the year ended December 29, 2011 was $161.7 million, of which $78.7 million was distributed to NCM, Inc. NCM, Inc. will use cash received from the available cash distributions to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in February 2012 of $0.22 per share (approximately $12.0 million) which will be paid on March 22, 2012. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Capital expenditures. Capital expenditures of NCM LLC have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management system developed primarily by our programmers, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended December 29, 2011 were $13.7 million (including $4.4 million associated with network affiliate additions) compared to $10.4 million (including $3.3 million associated with network affiliate additions) for the 2010 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within NCM LLC’s founding members’ theatres have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the ESAs.

We expect to make approximately $10.0 million to $12.0 million of capital expenditures in fiscal 2012, primarily for upgrades to our DCS distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. Our capital expenditures may be increased should we decide to add any additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

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

On July 5, 2011, NCM LLC completed an amendment to NCM LLC’s senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee increased from 0.375% per annum to 0.50% per annum. The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million. As discussed in further detail below, on July 5, 2011, NCM LLC prepaid $175.0 million of the term loan facility. There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility. NCM LLC recorded a $1.5 million non-cash charge related to the write-off of deferred loan fees associated with the balance of the term loan facility that was prepaid. The applicable margin that is currently at 150 basis points over LIBOR was not changed.

The outstanding balance of the term loan facility at December 29, 2011 was $550.0 million. The outstanding balance under the revolving credit facility at December 29, 2011 was $44.0 million. As of December 29, 2011, the effective rate on the term loan was 6.484% including the effect of the interest rate swaps (both those accounted for as hedges and those not). The interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484%. There were no changes to the interest rate swaps due to the amendment of NCM LLC’s senior secured credit facility. The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2008, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC and its subsidiaries (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 29, 2011, the Company’s consolidated net senior secured leverage ratio was 2.7 times (versus a covenant of 6.5 times). As of December 29, 2011, the Company has hedged the entire $550.0 million term loan. The Company expects to remain in compliance with its covenants and financial ratio requirements as set forth in its credit facility for 2012 based on its budgets.

Senior Notes due 2021—On July 5, 2011 NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175.0 million of NCM LLC’s outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and pay offering costs. The outstanding balance of the Senior Notes at December 29, 2011 was $200.0 million. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility.

Critical Accounting Policies

The significant accounting policies of the Company are described in Note 1 of the financial statements. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of Accounting Standards Codification (“ASC”) 718 Compensation – Stock Compensation, and the determination of fair value of options and non-vested stock for accounting purposes requires that management make complex estimates and judgments.

We utilize the Black-Scholes option pricing model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used. The following assumptions were used in the valuation of the options:

•

Expected life of options—The expected life of the options is determined by using the average of the vesting and contractual terms of the options. Due to the short length of time over which our options have been outstanding, the Company has not developed a historical option exercise experience and has determined that the simplified method is a reasonable basis to estimate the expected life of the options.

•	Risk free interest rate—The risk-free interest rate is determined by using the applicable Treasury rates as of the grant dates, commensurate with the expected terms of the options.

•

Expected volatility—NCM closed its IPO on February 13, 2007. Since the length of time our shares have been publicly traded is shorter than the contractual terms of our options, we believe historical volatility may not be completely representative of future stock price trends. As a result, we derive a weighted expected volatility based on comparable companies as well as on our historical volatility.

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy.

Certain of the non-vested stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Compensation expense is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgement. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

Income Taxes. We account for income taxes in accordance with ASC 740—Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We currently have a $3.2 million valuation allowance against certain of our deferred tax assets as we believe it is more likely than not that we will not realize such assets in future periods as we do not expect offsetting capital gains. In addition, due to the basis differences resulting from our IPO-related transactions (including the tax receivable agreement with our founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the tax receivable agreement to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. The requirements of the tax receivable agreement, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements. If we were to fail to meet certain of the requirements of the tax receivable agreement, we could be subject to additional payments to taxing authorities or to our founding members. Refer to Note 6 to the consolidated financial statements included elsewhere in this document.

In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by tax authorities.

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

Contractual and Other Obligations

Our contractual obligations at December 29, 2011 were as follows:

	Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
	(in millions)
Borrowings (1)	$794.0	$—	$44.0	$550.0	$200.0
Future interest on borrowings (2)	265.1	52.3	105.7	35.6	71.5
Office leases	18.8	2.3	4.7	4.6	7.2
Network affiliate agreements (3)	17.3	6.3	8.4	1.7	0.9
Payable to founding members under tax sharing agreement (4)	175.2	21.6	41.2	41.2	71.2
Future interest on payable to founding members under tax sharing agreement (5)	126.1	15.1	30.2	30.2	50.6

Total contractual cash obligations	$1,396.5	$97.6	$234.2	$663.3	$401.4

(1)	We have a $119.0 million variable rate revolving credit facility of which $44.0 million was outstanding at December 29, 2011. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The amounts of future interest payments in the table above are based on the amount outstanding on the Senior Notes, term loan, estimated rates of interest over the term of the variable rate revolver and the rates in effect on our interest rate swaps. The Senior Notes due in 2021 are at a fixed rate of 7.875%. In March 2007, NCM LLC entered into fixed interest rate swap arrangements which hedge the entire $550.0 million ($137.5 million of which was with Lehman and in February 2010 was transferred to Barclays) currently outstanding on the term loan at a fixed interest rate of 6.484%. In addition, we have a variable rate revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(3)	The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to its network affiliates. No revenue guarantee amounts have ever been paid under these agreements and no liabilities were recorded as of December 29, 2011. For additional details see the information provided under Note 12 to the consolidated financial statements included elsewhere in this document.
(4)

The tax receivable agreement entered into at the completion of our IPO provides for the payment by us to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets. The payments to the founding members are based, in part, on actual annual income and as such, will vary based on our operating results. The value in the table represents the estimated amounts payable under the tax receivable agreement as of December 29, 2011.
(5)	The tax receivable agreement described in Note 4 above was discounted and recorded at present value. The value in the table represents the estimated accretion of interest on the discounted payable as of December 29, 2011.

The amended and restated ESAs entered into at the completion of our IPO require payments based on a combination of founding member attendance and the number of digital screens of each founding member. The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies while the amount relating to the screens factor will be more predictable but will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of the founding members. The payments made to founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The rate per attendee increases 8% every five years beginning in 2012, while the rate per digital screen increases 5% annually. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Events. Advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters and are correlated to theatre attendance levels and new product releases and advertising client marketing priorities and cycles. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging the entire $550.0 million term loan outstanding at a fixed interest rate of 6.484%. The 7.875% Senior Notes due in 2021 are at a fixed rate, and therefore are not subject to market risk. At December 29, 2011 the only interest rate risk that we are exposed to is related to our $119.0 million revolving credit facility and thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.4 million for an annual period on the $44.0 million outstanding on our revolver. Because each of our interest rate swaps was in a liability position at December 29, 2011, we are not currently exposed to counterparty risk related to the swaps.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of December 29, 2011, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 29, 2011 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 29, 2011, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 29, 2011 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 29, 2011 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 29, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 29, 2011 of the Company and our report dated February 23, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference from the Proxy Statement under the heading “Proposal 1—Election of Directors.”

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

For information with respect to director independence, see the Proxy Statement under the heading “Proposal 1—Election of Directors,” which information is incorporated herein by reference.

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

(b) Exhibits

See Exhibit Index, beginning on page 67.

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

NATIONAL CINEMEDIA, INC. (Registrant)

Dated: February 24, 2012	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 24, 2012	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt C. Hall Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	February 24, 2012

/s/ Gary W. Ferrera Gary W. Ferrera	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 24, 2012

/s/ Lawrence A. Goodman Lawrence A. Goodman	Director	February 24, 2012

/s/ David R. Haas David R. Haas	Director	February 24, 2012

/s/ James R. Holland, Jr. James R. Holland, Jr.	Director	February 24, 2012

/s/ Stephen L. Lanning Stephen L. Lanning	Director	February 24, 2012

/s/ Gerardo I. Lopez Gerardo I. Lopez	Director	February 24, 2012

/s/ Edward H. Meyer Edward H. Meyer	Director	February 24, 2012

/s/ Amy E. Miles Amy E. Miles	Director	February 24, 2012

Signature	Title	Date

/s/ Lee Roy Mitchell Lee Roy Mitchell	Director	February 24, 2012

/s/ Scott N. Schneider Scott N. Schneider	Director	February 24, 2012

INDEX TO EXHIBITS

Exhibit	Reference	Description

1.1	(27)	Underwriting Agreement dated as of August 12, 2010, by and among National CineMedia, Inc., National CineMedia, LLC, American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Regal CineMedia Holdings, LLC and Credit Suisse Securities (USA) LLC (as Representative of the Several Underwriters).

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(36)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(36)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).

4.3	(37)	Registration Rights Agreement, dated as of July 5, 2011, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.1	(21)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.2	(26)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(17)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.2	(28)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(18)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

Exhibit	Reference	Description

10.3.2	(29)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(19)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.2	(30)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(16)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

Exhibit	Reference	Description

10.13	(3)	$805,000,000 Credit Agreement dated as of February 13, 2007, by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; and Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note).

10.13.1	(24)	Amendment, Resignation, Waiver, Consent And Appointment Agreement dated as of March 31, 2010 by and among National CineMedia, LLC, as borrower; the Lenders (as defined therein; Lehman Brothers Inc. and J.P. Morgan Securities, Inc., as arrangers; JPMorgan Chase Bank, N.A., as syndication agent; Credit Suisse (USA) LLC and Morgan Stanley Senior Funding, Inc., as co-documentation agents; Lehman Commercial Paper Inc., as administrative agent (including forms of Term Note, Revolving Credit Note and Swing Line Note); and Barclays Bank PLC as successor administrative agent.

10.31.2	(40)	Second Amendment to Credit Agreement dated June 20, 2011, by and among National CineMedia, LLC, Barclays Bank PLC, as administrative agent the Lenders party thereto.

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.17	(23)	Separation Agreement and Release and Consulting Agreement dated as of December 2, 2009 by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(20)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(34)	National CineMedia, Inc. 2007 Equity Incentive Plan, as amended. +

10.20	(4)	Form of Option Substitution Award. +

10.21	(5)	Form of Restricted Stock Substitution Award. +

10.22	(6)	Form of Stock Option Agreement. +

10.22.1	(20)	Form of 2009 Stock Option Agreement. +

10.22.2	(32)	Form of 2010 Stock Option Agreement. +

10.22.3	(39)	Form of 2011 Stock Option Agreement. +

Exhibit	Reference	Description

10.22.4	*	Form of 2012 Stock Option Agreement. +

10.23	(7)	Form of Restricted Stock Agreement. +

10.23.1	(20)	Form of 2009 Restricted Stock Agreement. +

10.23.2	(32)	Form of 2010 Restricted Stock Agreement. +

10.23.3	(39)	Form of 2011 Restricted Stock Agreement. +

10.23.4	*	Form of 2012 Restricted Stock Agreement. +

10.23.5	*	Form of 2012-2 Restricted Stock Agreement. +

10.24	(8)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.25	(9)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(10)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(11)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.28	(12)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(13)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(14)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.32	(15)	ISDA Master Agreement dated as of September 14, 2007, between National CineMedia, LLC and Lehman Brothers Special Financing, Inc.

10.34	(20)	Form of Restricted Stock Unit Agreement. +

10.35	(22)	National CineMedia, Inc. 2009 Performance Bonus Plan +

10.36	(32)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.37	(32)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.38	(25)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.

10.39	(31)	National CineMedia, Inc. 2010 Performance Bonus Plan. +

10.40	(33)	National CineMedia, Inc. 2011 Performance Bonus Plan. +

10.41	(38)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, Inc., National CineMedia, LLC and Earl B. Weihe. +

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit	Reference	Description

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

100	(35)	XBRL Hardship Exemption

101	***	The following materials from the Annual Report on Form 10-K of National CineMedia, Inc. for the year ended December 29, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statements of Equity/(Deficit), (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Management contract.
(1)	Incorporated by reference to Exhibit 3.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(9)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.
(11)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(12)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(15)	Incorporated by reference to Exhibit 10.6 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(16)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.

(17)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(18)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(19)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(20)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.
(21)	Incorporated by reference to Exhibit 10.1.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(22)	Incorporated by reference to Appendix A from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 19, 2009.
(23)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on December 21, 2009.
(24)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 6, 2010.
(25)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.
(26)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(27)	Incorporated by reference to Exhibit 1.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 13, 2010.
(28)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(29)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(30)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(31)	Incorporated by reference to Appendix A from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 18, 2010.
(32)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.
(33)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(34)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(35)	Incorporated by reference to Exhibit 100 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(36)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(37)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(38)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.
(39)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 25, 2011.
(40)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 4, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary as of December 29, 2011 and December 30, 2010 and the related statements of income, comprehensive income and equity / (deficit) and cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009. These financial statements are the responsibility of the Company’s management.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc. and subsidiary as of December 29, 2011 and December 30, 2010 and the results of their operations and their cash flows for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 23, 2012

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 29, 2011	December 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65.9	$74.4
Short-term marketable securities	14.2	8.5
Receivables, net of allowance of $4.3 and $3.7 million, respectively	98.6	100.7
Prepaid expenses	1.8	1.7
Other assets	3.5	3.9

Total current assets	184.0	189.2
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $54.8 and $46.4 million, respectively	24.6	19.8
Intangible assets, net of accumulated amortization of $20.8 and $10.8 million, respectively	274.9	275.2
Deferred tax assets, net of valuation allowance of $3.2 and $1.7 million, respectively	305.3	355.7
Debt issuance costs, net	12.6	7.3
Other investment	0.2	6.7
Long-term marketable securities	18.0	0.0
Other long-term assets	0.6	0.6

Total non-current assets	636.2	665.3

TOTAL	$820.2	$854.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	22.0	25.2
Payable to founding members under tax sharing agreement	21.6	21.6
Accrued expenses	16.5	8.9
Income tax payable	3.6	1.2
Current portion of long-term debt	0.0	1.2
Current portion of interest rate swap agreements	24.0	25.3
Accrued payroll and related expenses	10.6	12.7
Accounts payable	14.3	11.8
Deferred revenue	2.9	3.8
Other liabilities	0.1	0.2

Total current liabilities	115.6	111.9
NON-CURRENT LIABILITIES:
Borrowings	794.0	775.0
Deferred tax liability	57.0	68.1
Payable to founding members under tax sharing agreement	153.6	172.4
Interest rate swap agreements	46.8	45.5

Total non-current liabilities	1,051.4	1,061.0

Total liabilities	1,167.0	1,172.9

COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	0.0	0.0
Common stock, $0.01 par value; 175,000,000 and 120,000,000 shares authorized, 53,934,605 and 53,549,477 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(376.2)	(373.3)
Retained earnings (distributions in excess of earnings)	(34.9)	(20.5)
Accumulated other comprehensive loss	(17.3)	(17.5)

Total NCM, Inc. stockholders’ equity/(deficit)	(427.9)	(410.8)
Noncontrolling interests	81.1	92.4

Total equity/(deficit)	(346.8)	(318.4)

TOTAL	$820.2	$854.5

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
REVENUE:
Advertising (including revenue from founding members of $38.2, $38.5 and $38.2 million, respectively)	$386.1	$379.4	$335.1
Fathom Events	49.2	48.0	45.5
Other	0.1	0.1	0.1

Total	435.4	427.5	380.7

OPERATING EXPENSES:
Advertising operating costs	24.6	21.7	20.0
Fathom Events operating costs (including $9.3, $8.6, and $7.7 million to founding members, respectively)	34.1	32.4	29.1
Network costs	18.6	20.0	18.6
Theatre access fees—founding members	55.4	52.6	52.7
Selling and marketing costs (including $1.1, $1.2 and $1.1 million to founding members, respectively)	59.8	57.9	50.2
Administrative and other costs	30.4	34.5	26.3
Depreciation and amortization	18.8	17.8	15.6

Total	241.7	236.9	212.5

OPERATING INCOME	193.7	190.6	168.2

NON-OPERATING EXPENSES:
Interest on borrowings	49.2	44.4	47.1
Interest income	(0.3)	(0.4)	(0.5)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	15.1	14.5	11.8
Change in derivative fair value	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Other non-operating	1.7	0.2	(1.9)

Total	73.7	64.0	49.5

INCOME BEFORE INCOME TAXES	120.0	126.6	118.7

Provision for income taxes	19.4	16.8	16.6
Equity loss from investment, net	0.0	0.7	0.8

CONSOLIDATED NET INCOME	100.6	109.1	101.3
Less: Net Income Attributable to Noncontrolling Interests	69.1	79.9	75.2

NET INCOME ATTRIBUTABLE TO NCM, INC	$31.5	$29.2	$26.1

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.58	$0.63	$0.62
Diluted	$0.58	$0.62	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	53,864,243	46,369,411	42,118,639
Diluted	54,634,697	46,959,992	42,403,135

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
CONSOLIDATED NET INCOME, NET OF TAX	$100.6	$109.1	$101.3
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gain (loss) on cash flow hedge, net of tax	1.1	(8.9)	21.7

CONSOLIDATED COMPREHENSIVE INCOME	101.7	100.2	123.0

Less: Comprehensive Income Attributable to Noncontrolling Interests	69.8	74.3	90.4

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$31.9	$25.9	$32.6

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

		NCM, Inc.
	Consolidated	Class A Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss	Noncontrolling Interests
		Shares	Amount
Balance—December 30, 2010	$(318.4)	53,549,477	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to Members	(83.0)	0	0.0	0.0	0.0	0.0	(83.0)
Subsidiary equity (returned) issued for purchase of intangible asset	(5.5)	0	0.0	(2.7)	0.0	0.0	(2.8)
Income tax and other impacts of subsidiary ownership changes	(11.7)	0	0.0	(13.7)	0.0	(0.2)	2.2
Comprehensive Income, net of tax	101.7	0	0.0	0.0	31.5	0.4	69.8
Share-based compensation issued	3.9	385,128	0.0	3.9	0.0	0.0	0.0
Share-based compensation expense/capitalized	11.9	0	0.0	9.4	0.0	0.0	2.5
Excess tax benefit from share based compensation	0.2	0	0.0	0.2	0.0	0.0	0.0
Cash dividends declared $0.84 per share	(45.9)	0	0.0	0.0	(45.9)	0.0	0.0

Balance—December 29, 2011	$(346.8)	53,934,605	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1

Balance— December 31, 2009	$(493.1)	42,121,747	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to Members	(85.1)	0	0.0	0.0	0.0	0.0	(85.1)
Subsidiary equity issued for purchase of intangible asset	151.3	0	0.0	58.9	0.0	0.0	92.4
Income tax and other impacts of subsidiary ownership changes	24.9	0	0.0	42.6	0.0	(2.4)	(15.3)
Issuance of shares	174.6	10,955,471	0.1	174.5	0.0	0.0	0.0
NCM, Inc. investment in subsidiary	(174.9)	0	0.0	(174.9)	0.0	0.0	0.0
Comprehensive Income (Loss), net of tax	100.2	0	0.0	0.0	29.2	(3.3)	74.3
Share-based compensation issued	4.7	472,259	0.0	4.7	0.0	0.0	0.0
Share-based compensation expense/capitalized	14.2	0	0.0	11.1	0.0	0.0	3.1
Cash dividends declared $0.72 per share	(35.2)	0	0.0	0.0	(35.2)	0.0	0.0

Balance—December 30, 2010	$(318.4)	53,549,477	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4

Balance—January 1, 2009	$(526.3)	42,109,966	$0.4	$(494.9)	$(13.1)	$(18.7)	$0.0
Distributions to Members	(81.6)	0	0.0	0.0	0.0	0.0	(81.6)
Subsidiary equity issued for purchase of intangible asset	28.5	0	0.0	11.8	0.0	0.0	16.7
Income tax and other impacts of subsidiary ownership changes	(14.7)	0	0.0	(11.4)	0.0	0.4	(3.7)
Comprehensive Income, net of tax	123.0	0	0.0	0.0	26.1	6.5	90.4
Share-based compensation issued	0.0	11,781	0.0	0.0	0.0	0.0	0.0
Share-based compensation expense/capitalized	5.5	0	0.0	4.3	0.0	0.0	1.2
Cash dividends declared $0.64 per share	(27.5)	0	0.0	0.0	(27.5)	0.0	0.0

Balance—December 31, 2009	$(493.1)	42,121,747	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 29, 2011	Year Ended December 30, 2010	Year Ended December 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$100.6	$109.1	$101.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	12.5	10.1	13.3
Depreciation and amortization	18.8	17.8	15.6
Non-cash share-based compensation	11.8	14.0	5.5
Excess tax benefit from share-based compensation	(0.2)	(0.3)	0.0
Accretion of interest on the discounted payable to founding members under tax sharing agreement	15.1	14.5	11.8
Net unrealized loss (gain) on hedging transactions	1.3	5.3	(7.0)
Impairment on investment	6.7	0.0	0.0
Equity loss from investment	0.0	0.7	0.8
Amortization of debt issuance costs	2.3	1.9	1.9
Write-off of debt issuance costs	1.5	0.0	0.0
Other non-cash operating activities	0.0	0.6	(2.6)
Changes in operating assets and liabilities:
Receivables—net	1.9	(11.4)	2.9
Accounts payable and accrued expenses	6.8	(1.0)	7.9
Amounts due to founding members	(0.8)	0.8	1.4
Payment to founding members under tax sharing agreement	(18.0)	(16.7)	(13.3)
Income taxes and other	2.5	(2.5)	(0.5)
Other operating	(1.0)	0.8	(0.7)

Net cash provided by operating activities	161.8	143.7	138.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13.5)	(10.1)	(8.4)
Proceeds from sale of property and equipment to founding member	0.0	3.0	0.0
Purchase of marketable securities	(51.2)	(10.7)	0.0
Proceeds from sale and maturities of marketable securities	27.5	2.2	0.0
Increase in investment in affiliate	0.0	0.0	(2.0)
Purchase of intangible assets	(15.9)	0.0	0.0

Net cash used in investing activities	(53.1)	(15.6)	(10.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(45.3)	(34.7)	(27.5)
Proceeds from borrowings	335.0	124.3	0.0
Repayments of borrowings	(317.2)	(152.5)	(3.0)
Payment of debt issuance costs	(9.1)	0.0	0.0
Founding member integration payments	1.9	3.9	3.6
Distributions to founding members	(86.6)	(90.5)	(79.1)
Payment of offering costs and fees	0.0	(0.3)	0.0
Excess tax benefit from share-based compensation	0.2	0.3	0.0
Proceeds from stock option exercises	4.2	4.9	0.0
Repurchase of stock for restricted stock tax withholding	(0.3)	(0.2)	0.0

Net cash used in financing activities	(117.2)	(144.8)	(106.0)

CHANGE IN CASH AND CASH EQUIVALENTS	(8.5)	(16.7)	21.9
CASH AND CASH EQUIVALENTS:
Beginning of period	74.4	91.1	69.2

End of period	$65.9	$74.4	$91.1

Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity (equity returned)	$(5.5)	$151.3	$28.5
Purchase of subsidiary equity with NCM, Inc. equity	$0.0	$174.9	$0.0
Settlement of put liability by issuance of debt	$0.0	$0.0	$7.0
Assets acquired in settlement of put liability	$0.0	$0.0	$2.5
Increase in cost method investment	$0.2	$0.0	$0.0
Increase in dividends not requiring cash in the period	$0.6	$0.5	$0.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$39.2	$49.8	$38.8
Cash paid for income taxes	$4.0	$8.6	$2.1

See accompanying notes to consolidated financial statements.

1. THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to distribute advertising, Fathom entertainment programming events and corporate events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

At December 29, 2011, NCM LLC had 110,814,569 common membership units outstanding, of which 53,934,605 (48.7%) were owned by NCM, Inc., 22,060,262 (19.9%) were owned by Regal, 17,495,920 (15.8%) were owned by Cinemark, and 17,323,782 (15.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Reclassifications—Certain reclassifications of previously reported interest income and other within the statements of income, share based compensation within the statement of equity, other accrued expenses within accrued expenses and within network, administrative and unallocated costs in segment reporting have been made to conform to the current year presentation. Also, as discussed in Note 6, the Company corrected immaterial income tax errors.

Significant Accounting Policies

Accounting Period—The Company operates on a 52-week fiscal year, with the fiscal year ending on the first Thursday after December 25, which, in certain years, results in a 53-week year.

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the consolidated statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 15.

Revenue Recognition—Advertising revenue is recognized in the period in which an advertising contract is fulfilled against the contracted theatre attendees. Make-good provisions are made to defer contracted revenue to future periods when attendance is delivered and is included in accrued expenses. Deferred revenue refers to the unearned portion of advertising contracts. All deferred revenue is classified as a current liability. Fathom Events revenue is recognized in the period in which the event is held.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 29, 2011 were $1.6 million and $1.1 million, respectively, were $1.5 million and $1.1 million for the year ended December 30, 2010, respectively and were not material to the Company’s consolidated statements of income for the year ended December 31, 2009.

Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Fathom Events operating costs include revenue share under the amended and restated ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee and a payment per digital screen, both of which escalate over time.

Network costs include personnel, satellite bandwidth, repairs, and other costs of maintaining and operating the digital network and preparing advertising and other content for transmission across the digital network. These costs are not specifically allocated between the advertising business and the Fathom Events business.

Leases—The Company leases various office facilities under operating leases with terms ranging from five to 16 years. The Company calculates straight-line rent expense over the initial lease term and renewals that are reasonably assured.

Advertising Costs—Costs related to advertising and other promotional expenditures are expensed as incurred. Due to the nature of the business, the Company has an insignificant amount of advertising costs included in selling and marketing costs on the statements of income.

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution.

Restricted Cash—At December 29, 2011 and December 30, 2010, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on NCM LLC’s New York office.

Marketable Securities—The Company’s short-term and long-term marketable securities are classified as available-for-sale and are carried at estimated fair value with any unrealized gains, as well as losses that the Company considers to be temporary, reported net of tax in other comprehensive income within stockholders’ equity. Short-term marketable securities have effective maturity dates from three to 12 months and long-term marketable securities have effective maturity dates greater than 12 months.

Receivables—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. At December 30, 2010, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 21% and 17% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Receivables consisted of the following, in millions:

	As of December 29, 2011	As of December 30, 2010
Trade accounts	$98.4	$100.9
Other	4.5	3.5
Less allowance for doubtful accounts	(4.3)	(3.7)

Total	$98.6	$100.7

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Refer to Note 3. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed currently. In general, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50 Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 29, 2011 and December 30, 2010, the Company had a net book value of $9.3 million and $9.2 million, respectively, of capitalized software and website development costs. Approximately $4.8 million, $6.5 million and $6.7 million was recorded for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, in depreciation expense. For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the Company recorded $0.9 million, $1.2 million and $1.6 million in research and development expense, respectively.

Construction in progress includes costs relating to installations of equipment into affiliate theatres. Assets under construction are not depreciated until placed into service.

The Company assesses impairment of long-lived assets pursuant with ASC 360 Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. Thus far, we have recorded no impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. Refer to Note 4. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. During the year ended December 29, 2011, the Company recorded net intangible assets of $10.4 million, which are amortized over a weighted average amortization period of 16.1 years. As of December 29, 2011, the gross carrying amount of the intangible assets is $295.7 million, with a remaining weighted average amortization period of 24.9 years.

Amounts Due to/from Founding Members—Amounts due to/from founding members in the 2011 and 2010 periods include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, as well as revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

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

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company’s unrecognized tax benefits or related interest and penalties are immaterial. Refer to Note 6.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss is composed of the following (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Beginning Balance	$(17.5)	$(11.8)	$(18.7)
Change in fair value on cash flow hedge, net of tax of $0.0, $2.5 and $(3.9) million, respectively	0.1	(9.7)	20.9
Noncontrolling interest	(0.7)	5.6	(15.2)
Impact of change in ownership	(0.2)	(2.4)	0.4
Reclassifications into earnings, net of tax of $(0.3), $(0.5) and $(0.5) million, respectively	1.0	0.8	0.8

Ending Balance	$(17.3)	$(17.5)	$(11.8)

Debt Issuance Costs—In relation to the issuance of long-term debt discussed in Note 9, there is a balance of $12.6 million and $7.3 million in deferred financing costs as of December 29, 2011 and December 30, 2010, respectively. These debt issuance costs are being straight-line amortized over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method. In 2011, NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the senior secured credit facility that was prepaid and paid $9.1 million in debt issuance costs in relation to the debt restructuring discussed in Note 9. For each of the years ended December 29, 2011, December 30, 2010, and December 31, 2009 the Company amortized $2.3 million, $1.9 million, and $1.9 million, respectively.

Other Investment—Through March 15, 2010, the Company accounted for its investment in RMG Networks, Inc., (“RMG”) under the equity method of accounting as required by ASC 323-10 Investments—Equity Method and Joint Ventures. During the first quarter of 2010, RMG sold additional common stock to other third party investors for cash, which reduced the Company’s ownership in RMG resulting in cost method accounting. During the fourth quarter of 2011, the Company recorded an impairment to the value of the investment and the carrying value was adjusted to zero due to the potential of the Company being further diluted by a new round of preferred equity that was senior to the Company’s investment, which occurred in early 2012. At December 29, 2011 and December 30, 2010, the Company’s ownership in RMG was approximately 19%, respectively, of the issued and outstanding preferred and common stock of RMG. Refer to Note 13 for additional discussion.

During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. Refer to Note 13 for additional discussion.

Share-Based Compensation—The Company issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation cost of non-vested stock is valued based on the market price on the grant date, the probability of vesting and is expensed over the vesting period. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 10.

Derivative Instruments—NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire

$550.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting a significant portion of the Company’s variable rate debt to a fixed rate of 6.484%. All interest rate swaps were entered into for risk management purposes. The Company has no derivatives for other purposes.

During 2008, cash flow hedge accounting was discontinued for one of the interest swap agreements. The Company did not elect cash flow hedge accounting and the interest rate swap with the new counterparty is recorded at fair value with any change in the fair value recorded in the statements of income. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedge is being amortized to interest expense over the remaining term of the interest rate swap.

Both at inception and on an on-going basis the Company performs an effectiveness test using the hypothetical derivative method. The fair values of the interest rate swaps with the counterparties on which we have elected and qualify for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010.

The fair value of the Company’s interest rate swaps are based on dealer quotes, and represents an estimate of the amount the Company would receive or pay to terminate the agreements taking into consideration various factors, including current interest rates and the forward yield curve for 3-month LIBOR. Refer to Note 14.

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

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Net income attributable to NCM, Inc.	$31.5	$29.2	$26.1
Subsidiary equity (returned) issued for purchase of intangible asset	(2.7)	58.9	11.8
Income tax and other impacts of subsidiary ownership changes	(13.7)	42.6	(11.4)
NCM, Inc. investment in subsidiary	0.0	(174.9)	0.0
Issuance of shares	0.0	174.6	0.0

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$15.1	$130.4	$26.5

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP

and IFRSs (“ASU 2011-04”), which amends certain fair value measurements and disclosures. The Company adopted ASU 2011-04 effective December 15, 2011 with no impact on its consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which is an amendment to ASC 220 Comprehensive Income. Under ASU 2011-05, all items that are required to be recognized under current accounting standards as components of comprehensive income shall be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted ASU 2011-05 effective December 15, 2011. Since the provisions of ASU 2011-05 are presentation related only, the adoption of ASU 2011-05 does not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s consolidated financial statements.

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

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Net Income Attributable to NCM, Inc. (in millions)	$31.5	$29.2	$26.1

Weighted average shares outstanding:
Basic	53,864,243	46,369,411	42,118,639
Add: Dilutive effect of stock options and restricted stock	770,454	590,581	284,496

Diluted	54,634,697	46,959,992	42,403,135

Earnings per NCM, Inc. share:
Basic	$0.58	$0.63	$0.62
Diluted	$0.58	$0.62	$0.62

The effect of the 56,948,238, 60,720,784 and 59,003,528, exchangeable NCM LLC common units held by the founding members for the years ended December 29, 2011, December 30, 2010, and December 31, 2009, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 68,087, 179,427, and 700,547 stock options and non-vested (restricted) shares for the years December 29, 2011, December 30, 2010, and December 31, 2009, respectively, excluded from the calculation as they were antidilutive, primarily as exercise prices were above the average market value. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3. PROPERTY AND EQUIPMENT

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Equipment, computer hardware and software	$73.7	$63.3
Leasehold Improvements	3.4	1.7
Less accumulated depreciation	(54.8)	(46.4)

Subtotal	22.3	18.6
Construction in Progress	2.3	1.2

Total property and equipment	$24.6	$19.8

For the years ended December 29, 2011, December 30, 2010, and December 31, 2009, the Company recorded depreciation of $8.8 million, $11.4 million, and $12.5 million, respectively.

4. INTANGIBLE ASSETS

The following is a summary of the Company’s intangible assets (in millions):

	As of December 31, 2009	Additions (1)	Amortization	Other (2)	As of December 30, 2010
Gross carrying amount	$138.6	$151.3	0.0	$(3.9)	$286.0
Accumulated amortization	(4.4)	0.0	(6.4)	0.0	(10.8)

Total intangible assets, net	$134.2	$151.3	$(6.4)	$(3.9)	$275.2

	As of December 30, 2010	Additions (3)	Amortization	Other (2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	0.0	$(0.7)	$295.7
Accumulated amortization	(10.8)	0.0	(10.0)	0.0	(20.8)

Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)	During the first quarter of 2010, NCM LLC issued 2,212,219 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded an intangible asset at the fair value of $39.8 million.
During	the second quarter of 2010, NCM LLC issued 6,510,209 common membership units to a subsidiary of AMCE as a result of that subsidiary’s acquisition of Kerasotes Showplace Theatres, LLC (the “AMC Kerasotes Acquisition”). Such issuance provided NCM LLC with exclusive access, in accordance with the ESA, to the net new theatre screens and attendees added by AMCE to NCM LLC’s network since the date of the last annual common unit adjustment through the date of the AMC Kerasotes Acquisition. As a result, NCM LLC recorded an intangible asset at the fair value of the common membership units of $111.5 million.
(2)	See Note 8 for further information on integration payments.
(3)

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
During	the third quarter of 2011, the Company purchased an intangible asset for $14.7 million and during the fourth quarter of 2011 purchased intangible assets for $1.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

The Company based the fair value of the intangible assets to its founding members on the market value of NCM, Inc.’s publicly traded stock when the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock.

Pursuant to ASC 350-10 Intangibles – Goodwill and Other, the intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. Amortization of the asset related to Regal Consolidated Theatres began in the third quarter of 2011 when the Company began to access on-screen advertising in the Regal Consolidated Theatres due to the expiration of their prior on-screen advertising agreement.

For the years ended December 29, 2011, December 30, 2010 and December 31, 2009 the Company recorded amortization of $10.0 million, $6.4 million and $2.9 million, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

2012	$11.1
2013	11.1
2014	11.1
2015	11.1
2016	11.1

5. ACCRUED EXPENSES

	As of December 29, 2011	As of December 30, 2010
	(in millions)
Make-good reserve	$2.7	$2.8
Accrued interest	9.5	2.1
Deferred rent	2.9	2.2
Other accrued expenses	1.4	1.8

Total accrued expenses	$16.5	$8.9

6. INCOME TAXES

The Company has provided total income taxes, as follows (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Current:
Federal	$6.2	$6.0	$2.9
State	0.7	0.7	0.4

Total current income taxes	$6.9	$6.7	$3.3
Deferred:
Federal	$9.7	$9.1	$11.6
State	1.3	1.2	1.8

Total deferred income taxes	$11.0	$10.3	$13.4

Valuation allowance	1.5	(0.2)	(0.1)

Total income tax provision on Consolidated Statements of Income	$19.4	$16.8	$16.6

Income (benefit) tax on other comprehensive income	$0.3	$(2.0)	$4.4

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 35% was (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Provision calculated at federal statutory income tax rate:
Income Before Income Taxes	$42.0	$44.0	$41.2
Less: Noncontrolling Interests	(24.2)	(28.0)	(26.3)

Income Attributable to NCM, Inc.	17.8	16.0	14.9
State and local income taxes, net of federal benefit	1.5	1.4	2.1
Change in valuation allowance	1.5	(0.2)	(0.1)
Other	(1.4)	(0.4)	(0.3)

Total income tax provision	$19.4	$16.8	$16.6

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

	As of December 29, 2011	As of December 30, 2010
Deferred tax assets:
Excess of tax basis over book basis – investment in consolidated subsidiary NCM LLC (1)(2)	$284.4	$336.9
Unrealized loss on hedging transactions and investments	16.4	15.1
Other	11.2	9.3

Total deferred tax assets	312.0	361.3
Valuation allowance	(3.2)	(1.7)

Total deferred tax assets, net of valuation allowance (3)	$308.8	$359.6

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members under tax sharing agreement (4)	$53.8	$65.8
Other	3.3	2.5

Total deferred tax liabilities (5)	$57.1	$68.3

(1)	The Company recorded a tax basis adjustment to reflect the Company’s share of the tax basis in excess of the book basis in the underlying assets of NCM LLC. NCM LLC made an election under Section 754 of the Internal Revenue Code when its tax return was prepared resulting in the positive tax basis adjustment on its tax-basis balance sheet of the Company for its acquired share of NCM LLC’s assets. The vast majority of this tax basis adjustment is attributable to intangible assets that are amortized over the remainder of the 15-year period for federal income tax purposes. For the year ended December 29, 2011, this caused an increase in the basis of $15.8 million.

The deferred tax asset for the investment in NCM LLC reflects the tax effected difference between the Company’s tax basis and its financial reporting basis. The basis difference results in part from the payments made to the founding members at the date of the IPO that were accounted for as distributions under generally accepted accounting principles, but which are treated as creating an amortizable asset for federal income tax purposes. In addition, the Company recorded a step-up in tax basis related to the investment in NCM LLC, which was not recorded for financial reporting purposes as well as an increase due to the common unit membership redemption. Finally, the Company recorded a step-up in tax basis as a result of payments made by NCM, Inc. to the founding members under the tax receivable agreement.

(2)	For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of the founding members agreeing to modify NCM LLC’s payment obligations under the ESAs and as a result of the common unit adjustments, which are further described in Note 4. However, due to differences in tax and book measurement principles, there was a temporary difference in the recorded amounts for tax and book purposes. The amount reflects the tax effect of NCM, Inc.’s share of this intangible asset, which is amortized over the remainder of the 30-year life for federal income tax purposes. In addition, the deferred tax asset was adjusted to reflect the changes in ownership that occurred during the year due to the common unit adjustments further described in Note 4. For the year ended December 29, 2011, this caused an increase in the basis of $4.4 million.
(3)	Represents $3.5 million and $3.9 million included in “Other current assets” and $305.3 million and $355.7 million in “Deferred tax assets” at December 29, 2011 and December 30, 2010, respectively, in the Consolidated Balance Sheets.
(4)

NCM, Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a deferred tax liability. The Company recorded accretion of interest on the discounted payable of $15.1 million and $14.5 million for the year ended December 29, 2011 and December 30, 2010, respectively.
(5)	Represents $0.1 million and $0.2 million included in “Other current liabilities” and $57.0 million and $68.1 million in “Deferred tax liability” at December 29, 2011 and December 30, 2010, respectively, in the Consolidated Balance Sheets.

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

On the IPO date, NCM, Inc. and the founding members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. The Company paid the founding members $16.7 million in 2010, of which $14.0 million was for the 2009 taxable year and $2.7 million was for the 2008 taxable year, and $18.0 million in 2011, of which $17.1 million was for the 2010 taxable year and $0.9 million was for the 2009 taxable year. In 2012 the Company expects to make an additional $1.0 million payment for the 2010 taxable year and $20.6 million for the 2011 taxable year.

In assessing the realizable value of deferred tax assets, primarily arising in connection with the IPO, management considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which these temporary differences become deductible. The Company has recorded a valuation allowance against deferred tax assets of $3.2 million and $1.7 million at December 29, 2011 and December 30, 2010, respectively, for its deferred assets related to the impairment loss recorded for an investment for which management believes it is more likely than not that a capital gain will not be realized in future periods.

As of December 29, 2011 or December 30, 2010, there were no material expense or liability recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions.

The Company is subject to taxation in the U.S. and various states. NCM LLC’s calendar year 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. Refer to Note 12.

7. CAPITAL STOCK

As of December 29, 2011, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were no shares of preferred stock issued or outstanding as of December 29, 2011. There were 53,934,605 shares of common stock issued and outstanding as of December 29, 2011.

The holders of common stock are entitled to one vote per share on all matters submitted for action by the stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.

The authorized but unissued shares of common stock and preferred stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including future public offerings to raise additional capital, corporate acquisitions and exchange on a one-for-one basis under the founding members’ right to convert their NCM LLC membership units into Company common stock.

In addition, as of December 29, 2011, the Company had 2,973,786 shares reserved for future issuance under its Equity Incentive Plan.

8. RELATED-PARTY TRANSACTIONS

Founding Member Transactions—Following is a summary of the transactions between the Company and the founding members (in millions):

	Years ended
	December 29, 2011	December 30, 2010	December 31, 2009
Included in the Consolidated Statements of Income:
Revenues:
Beverage concessionaire revenue (in Advertising revenue) (1)	$38.0	$37.2	$36.3
Advertising inventory revenue (in Advertising revenue) (2)	0.2	1.3	1.9
Operating Expenses:
Use of screens/theatres for Fathom Events (in Fathom Events operating costs) (3)	8.3	7.3	6.7
Purchase of movie tickets and concession products (in Fathom Events operating costs) (5)	1.0	1.3	1.0
Theatre access fee (4)	55.4	52.6	52.7
Purchase of movie tickets and concession products (in Selling and marketing costs) (5)	1.1	1.2	1.1
Included in the Consolidated Balance Sheets:
Integration payments (in Intangible assets) (6)	0.7	3.9	3.2
Integration payments (in Additional paid in capital (deficit)) (7)	0.0	0.0	0.1

(1)	For the years ended December 29, 2011, December 30, 2010 and December 31, 2009, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases are calculated by reference to NCM LLC’s advertising rate card.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(4)	Comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company’s network.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

(6)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.
(7)	On January 26, 2006, AMC acquired the Loews Cineplex Entertainment Inc. (“AMC Loews”) theatre circuit and NCM LLC issued common membership units to AMC in exchange for the exclusive access to the theatres. AMC Loews had a pre-existing advertising agreement and, as a result, AMC made integration payments pursuant to the Loews screen integration agreement. These AMC Loews payments were made on a quarterly basis in arrears through February 2009 for Star Theatres in accordance with certain run-out provisions.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Distributions for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 are as follows (in millions):

	2011	2010	2009
AMC	$25.3	$28.8	$25.8
Cinemark	25.5	24.0	20.8
Regal	32.2	32.3	34.9
NCM, Inc.	78.7	71.0	57.8

Total	$161.7	$156.1	$139.3

The available cash payment by NCM LLC to its founding members for the quarter ended December 29, 2011 of $22.1 million, which is included in amounts due to founding members at December 29, 2011, will be made in the first quarter of 2012. The available cash payment by NCM LLC to its founding members for the quarter ended December 30, 2010 of $25.7 million was made in the first quarter of 2011.

During 2010, in connection with AMC’s acquisition of Kerasotes, AMC reimbursed NCM LLC approximately $3.0 million for the net book value of NCM LLC capital expenditures invested in digital network technology within the acquired Kerasotes theatres prior to the acquisition date.

Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC		Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$	0.5	$0.5	$0.6	$1.6
Cost and other reimbursement		(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net		6.7	6.8	8.6	22.1

Total	$	6.7	$6.8	$8.5	$22.0

Amounts due to founding members at December 30, 2010 were comprised of the following (in millions):

	AMC		Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$	0.5	$0.4	$0.5	$1.4
Cost and other reimbursement		(0.2)	(0.5)	(0.0)	(0.7)
Distributions payable, net		8.5	7.6	8.4	24.5

Total	$	8.8	$7.5	$8.9	$25.2

See Note 6 for information regarding taxes payable to founding members under tax sharing agreement.

Related Party Affiliates—During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.2 million for the year ended December 29, 2011. As of December 29, 2011, approximately $0.1 million is included in accounts payable for amounts due to Showplex under the agreement.

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs are approximately $0.3 million and $0.1 million for the years ended December 29, 2011 and December 30, 2010, respectively, for payments to the affiliate under the agreement. As of December 29, 2011 and December 30, 2010 approximately $0.1 million and $0.1 million, respectively, is included in accounts payable for amounts due to LA Live under the agreement. The amounts as of and for the year ended December 31, 2009 were inconsequential.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services and Fathom Events to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs are $2.9 million and $1.3 million, respectively, for the years ended December 29, 2011 and December 30, 2010, for its shares of advertising sold in its theatres under the affiliate agreement. As of December 29, 2011 and December 30, 2010, approximately $0.7 million and $0.5 million, respectively, is included in accounts payable for amounts due to Starplex under the agreement.

9. BORROWINGS

Senior Secured Credit Facility—On February 13, 2007, concurrently with the closing of the IPO of NCM, Inc., NCM LLC entered into a senior secured credit facility with a group of lenders. The facility consisted of a six-year $80.0 million revolving credit facility and an eight-year, $725.0 million term loan facility. The revolving credit facility portion was available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the credit agreement, and a portion is available for letters of credit. The obligations under the credit facility are secured by a lien on substantially all of the assets of NCM LLC.

On July 5, 2011, NCM LLC completed an amendment to NCM LLC’s senior secured credit facility primarily to replace $66.0 million of the $80.0 million revolving credit facility that would have terminated on February 13, 2013, with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee increased from 0.375% per annum to 0.50% per annum. The $14.0 million portion of the $80.0 million revolving credit facility that was outstanding from Lehman Brothers Holdings, Inc. (“Lehman”) (not subject to pro rata prepayment or re-borrowing) remains in place but will also mature on December 31, 2014, for a total revolving credit facility of $119.0 million. As discussed in further detail below, on July 5, 2011, NCM LLC prepaid $175.0 million of the term loan facility. There were no breakage costs associated with the $175.0 million prepayment or the replacement of the revolving credit facility. NCM LLC recorded a $1.5 million non-cash charge for deferred loan fees associated with the balance of the term loan facility that was prepaid. In addition, the applicable margin, currently at 150 basis points over LIBOR, was not changed.

The outstanding balance of the term loan facility at December 29, 2011 and December 30, 2010 was $550.0 million and $725.0 million, respectively. The outstanding balance under the revolving credit facility at December 29, 2011 and December 30, 2010 was $44.0 million and $50.0 million, respectively. As of

December 29, 2011, the interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484% (both those accounted for as hedges and those that are not). The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.01%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at December 29, 2011, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of December 29, 2011, the Company’s consolidated net senior secured leverage ratio was 2.7 times (versus a covenant of 6.5 times). See Note 14 for an additional discussion of the interest rate swaps.

NCM LLC, Lehman and Barclays Bank PLC (“Barclays”) entered into an agreement in March 2010 whereby Lehman resigned its agency function and restructured its outstanding $14.0 million revolving credit loan. NCM LLC and the remaining revolving credit lenders consented to the appointment of Barclays as successor administrative agent and swing line lender under the credit agreement. Additionally, the revolving credit commitments of Lehman were reduced to zero and the aggregate revolving credit commitments were reduced to $66.0 million. The $14.0 million outstanding principal of the revolving credit loans held by Lehman will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, December 31, 2014.

Senior Notes due 2021—On July 5, 2011 NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The proceeds were used to prepay $175.0 million of NCM LLC’s outstanding indebtedness under its existing senior secured credit facility discussed above, as well as pay $21.0 million on the existing revolving line of credit and pay offering costs. The outstanding balance of the Senior Notes at December 29, 2011 was $200.0 million. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility.

Other—On March 19, 2009, the Company gave an $8.5 million note payable to Credit Suisse, Cayman Islands Branch (“Credit Suisse”) with no stated interest to settle the $10.0 million contingent put obligation and to acquire the $20.7 million outstanding principal balance of debt of IdeaCast, Inc. (“IdeaCast”) (together with all accrued interest and other lender costs required to be reimbursed by IdeaCast). At issuance the Company recorded the note at a present value of $7.0 million. At December 30, 2010, $1.2 million of the balance was recorded in current liabilities. The note was paid in full on January 15, 2011. Interest on the note was accreted at the Company’s estimated incremental cost of debt based on then current market indicators over the term of the loan to interest expense. The amount of interest expense recognized on the note for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was an inconsequential amount, $0.5 million and $0.7 million, respectively.

Future Maturities of Borrowings—The scheduled annual maturities on the credit facility and Senior Notes as of December 29, 2011 are as follows (in millions):

2012	$0.0
2013	0.0
2014	44.0
2015	550.0
2016	0.0
Thereafter	200.0

Total	$794.0

10. SHARE-BASED COMPENSATION

At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan. As of December 29, 2011, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 2,973,786 remain available for grants as of December 29, 2011. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees.

The Company recognized $7.5 million, $7.0 million and $3.1 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, of share-based compensation expense for these options and $0.1 million were capitalized during each of the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The income tax benefit recognized in the income statement for share-based compensation was approximately $2.1 million, $2.1 million, and $0.5 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. As of December 29, 2011, unrecognized compensation cost related to nonvested options was approximately $6.4 million, which will be recognized over a weighted average remaining period of 1.7 years.

The weighted average grant date fair value of granted options was $3.81, $4.84 and $2.17 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The intrinsic value of options exercised during the year was $1.5 million, $2.2 million and $0.2 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The total fair value of awards vested during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $6.2 million, $3.2 million and $0.3 million, respectively.

The following assumptions were used in the valuation of the options:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Expected life of options	6.0 years	6.0 years	6.5 years
Risk free interest rate	1.16% to 2.39%	1.38% to 3.76%	2.23% to 3.70%
Expected volatility	30%-53.6%	39%	30%
Dividend yield	3.8% to 4.0%	3.8% to 4.0%	3%

Activity in the Equity Incentive Plan is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 30, 2010	3,876,224	$15.55
Granted	1,314,568	17.61
Exercised	(312,720)	13.55
Forfeited	(40,500)	14.66

Outstanding at December 29, 2011	4,837,572	$16.25	8.3	$2.3
Exercisable at December 29, 2011	1,863,256	15.95	8.0	$1.2
Vested and Expected to Vest at December 29, 2011	4,802,536	16.24	8.3	$2.3

The following table summarizes information about the stock options at December 29, 2011, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 29, 2011	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 29, 2011	Weighted Average Exercise Price
$5.35–$14.58	990,962	7.5	$9.84	432,676	$9.26
$14.59–$16.66	1,019,569	9.2	16.25	664,252	16.27
$16.67–$16.97	948,206	8.0	16.97	308,994	16.97
$16.98–$18.38	1,265,569	9.1	18.28	75,214	17.92
$18.39–$29.05	613,266	7.1	21.27	382,120	21.77

	4,837,572	8.3	$16.25	1,863,256	$15.95

Non-vested (Restricted) Stock—The Company has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees. Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2009, 2010 and 2011 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2011 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Non-vested stock granted to non-employee directors vest after one year.

The following table represents the shares of non-vested stock:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 30, 2010	915,584	$16.77
Granted	470,865	17.66
Forfeited	(10,207)	16.28
Vested	(90,734)	19.43

Non-vested as of December 29, 2011	1,285,508	$16.92

The Company recorded $4.3 million, $7.0 million and $2.4 million in compensation expense related to such outstanding non-vested shares during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. Of the $4.3 million in compensation expense for the year ended December 29, 2011, a credit of $2.9 million was related to a true-up to the Company’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 29, 2011. In addition, no compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 29, 2011. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to the Company’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010. During the years ended December 29, 2011, December 30, 2010 and December 31, 2009 there was $0.1 million, $0.1 million and an inconsequential amount capitalized, respectively. The income tax benefit recognized in the income statement for non-vested shares was $1.1 million, $2.1 million and $0.4 million for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. As of December 29, 2011, unrecognized compensation cost related to non-vested stock was approximately $3.8 million, which will be recognized over a weighted average remaining period of 1.2 years. The weighted average grant date fair value of non-vested stock was $17.66, $17.24 and $9.50 for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The total fair value of awards vested was $1.8 million, $1.6 million and $0.3 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

11. EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.9 million, $0.9 million and $0.8 million during the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively.

12. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, was $2.3 million, $2.2 million and $2.3 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 29, 2011 are as follows (in millions):

2012	$2.3
2013	2.3
2014	2.4
2015	2.3
2016	2.3
Thereafter	7.2

Total	$18.8

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $17.3 million over the remaining terms of the network affiliate agreements. As of December 29, 2011 and December 30, 2010, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes—Due to the IRS examination discussed in Note 6 – Income Taxes, it is reasonably possible that the Company may be required to pay additional amounts to the founding members under the tax sharing agreement, and may request refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to the founding members or refunds from the various taxing authorities cannot be reasonably estimated and as such no amounts are included in the consolidated financial statements herein.

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms and the fact that it was recently amended during 2011. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value.

The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $530.6 million and $713.3 million at December 29, 2011 and December 30, 2010, respectively (Level 2). The carrying value of the term loan was $550.0 and $725.0 million as of December 29, 2011 and December 30, 2010, respectively.

The carrying value of the Company’s Senior Notes as of December 29, 2011 was $200.0 million and the estimated fair value was $198.4 million based on an average of at least two non-binding broker quotes and the Company’s analysis (Level 2).

During the fourth quarter of 2011, the Company received equity securities in a privately held company as consideration for an advertising contract. The fair value of the investment has not been estimated at December 29, 2011 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.2 million as of December 29, 2011. Refer to Note 1—Other Investment.

During the fourth quarter of 2011, the Company recorded an impairment to the value of its investment in RMG due to the Company being further diluted by a new round of preferred equity financing that was senior to the Company’s investment. The Company determined the impairment was other-than-temporary and the unrealized loss was reported as an impairment loss in the consolidated statements of income since the fair value was determined to be significantly below cost and recoverability was deemed unlikely. The key factor identified by management in making these assessments and determining the amount was due to a recapitalization of RMG that was completed in early 2012. The carrying amount of the Company’s investment was $0.0 million and $6.7 million as of December 29, 2011 and December 30, 2010, respectively. Refer to Note 1—Other Investment.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$44.9	$44.9	$0.0	$0.0
Short-term marketable securities (2)	14.2	14.2	0.0	0.0
Long-term marketable securities (2)	18.0	18.0	0.0	0.0

Total Assets	$77.1	$77.1	$0.0	$0.0

LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$24.0	$0.0	$24.0	$0.0
Interest Rate Swap Agreements (3)	46.8	0.0	46.8	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

		Fair Value Measurements at Reporting Date Using
	As of December 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.4	$28.4	$0.0	$0.0
Short-term marketable securities (2)	8.5	8.5	0.0	0.0

Total Assets	$36.9	$36.9	$0.0	$0.0

LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$25.3	0.0	$25.3	0.0
Interest Rate Swap Agreements (3)	45.5	0.0	45.5	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value.
(2)	Short-Term and Long-Term Marketable Securities—For the years ended December 29, 2011 and December 30, 2010, there was an inconsequential amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

	As of December 29, 2011
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
SHORT-TERM MARKETABLE SECURITIES:
Commercial Paper
Agency	$9.2	$9.2	0.2
Financial	$5.0	$5.0	0.1

Total short-term marketable securities	$14.2	$14.2

LONG-TERM MARKETABLE SECURITIES:
Commercial Paper
Agency	$18.0	$18.0	1.8

Total long-term marketable securities	$18.0	$18.0

TOTAL MARKETABLE SECURITIES	$32.2	$32.2

	As of December 30, 2010
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
SHORT-TERM MARKETABLE SECURITIES:
Commercial Paper
Agency	$5.0	$5.0	0.5
Financial	$3.5	$3.5	0.4

TOTAL MARKETABLE SECURITIES	$8.5	$8.5

(3)	Interest Rate Swap Agreements—Refer to Note 14.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting all of the Company’s variable rate debt to a fixed rate of 6.484%.

Cash flow hedge accounting was discontinued on September 15, 2008 for one of the interest rate swap agreements due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statements of income. There was no change, $4.0 million increase and $8.3 million decrease in the fair value of the liability for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively, which the Company recorded as a change in derivative fair value.

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the years ended December 29, 2011, December 30, 2010 and December 31, 2009 was $1.3 million per year. The Company estimates approximately $1.3 million will be amortized to interest on borrowings in the next 12 months.

The fair values of the interest rate swaps with the counterparties on which we have elected and qualify for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at December 29, 2011 and December 30, 2010. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

As of December 29, 2011 and December 30, 2010, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of December 29, 2011		As of December 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$18.0	Current Liabilities	$19.0
Interest rate swap agreements	Other Liabilities	$35.1	Other Liabilities	$34.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.0	Current Liabilities	$6.3
Interest rate swap agreements	Other Liabilities	$11.7	Other Liabilities	$11.4

Total derivatives		$70.8		$70.8

The effect of derivative instruments in cash flow hedge relationships on the consolidated financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s Other Comprehensive Income (Pre-tax) for the Years Ended			Realized (Loss) Recognized in Interest on Borrowings (Pre-tax) for the Years Ended
	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
Interest Rate Swaps	$(18.1)	$(30.3)	$9.3	$(19.5)	$(19.4)	$(16.7)

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the years ended December 29, 2011, December 30, 2010 and December 31, 2009 were as follows (in millions):

	Gain or (Loss) Recognized in Non-Operating Expenses (Pre-tax) for the Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
Interest on borrowings	$(6.5)	$(6.2)	$(6.2)
Change in derivative fair value	(1.3)	(5.3)	7.0

Total	$(7.8)	$(11.5)	$0.8

15. SEGMENT REPORTING

Advertising revenue accounts for 88.7%, 88.7% and 88.0%, of consolidated revenue for the years ended December 29, 2011, December 30, 2010 and December 31, 2009, respectively. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Segment Reporting.

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$386.1	$49.2	$0.1	$435.4
Operating costs	80.0	34.1	18.6	132.7
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.0	30.4
Depreciation and amortization	0.0	0.0	18.8	18.8

Operating income	$254.3	$6.4	$(67.0)	$193.7

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$379.4	$48.0	$0.1	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	0.0	0.0	17.8	17.8

Operating income	$255.4	$6.7	$(71.5)	$190.6

	Year Ended December 31, 2009 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$335.1	$45.5	$0.1	$380.7
Operating costs	72.7	29.1	18.6	120.4
Selling and marketing costs	40.6	8.6	1.0	50.2
Administrative and other costs	2.8	0.9	22.6	26.3
Depreciation and amortization	0.0	0.0	15.6	15.6

Operating income	$219.0	$6.9	$(57.7)	$168.2

The following is a summary of revenues by category (in millions):

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
National Advertising Revenue	$267.5	$271.9	$236.8
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	38.0	37.2	36.3
Local Advertising Revenue	80.6	70.3	62.0
Fathom Consumer Revenue	35.0	31.5	28.6
Fathom Business Revenue	14.2	16.5	16.9
Other Revenue	0.1	0.1	0.1

Total Revenues	$435.4	$427.5	$380.7

16. VALUATION AND QUALIFYING ACCOUNTS (in millions)

	Years Ended
	December 29, 2011	December 30, 2010	December 31, 2009
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$3.7	$3.6	$2.6
Provision for bad debt	2.1	2.3	2.4
Write-offs, net	(1.5)	(2.2)	(1.4)

Balance at end of period	$4.3	$3.7	$3.6

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$1.7	$1.9	$2.0
Valuation allowance recorded	1.5	0.0	0.0
Adjustment	0.0	(0.2)	(0.1)

Balance at end of period	$3.2	$1.7	$1.9

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (in millions, except per share data)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$70.8	$114.0	$136.0	$114.6
Operating Expenses	55.8	63.8	62.0	60.1

Operating Income	15.0	50.2	74.0	54.5
Consolidated Net Income	1.6	28.3	45.9	24.8
Net income (loss) attributable to NCM, Inc.	(1.0)	9.0	16.8	6.7
Earnings (Loss) per NCM, Inc. share, Basic	(0.02)	0.17	0.31	0.12
Earnings (Loss) per NCM, Inc. share, Diluted (1)	(0.02)	0.16	0.31	0.12

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operations:
Revenues	$84.6	$99.1	$125.7	$118.1
Operating Expenses	58.2	55.8	58.6	64.3

Operating Income	26.4	43.3	67.1	53.8
Consolidated Net Income	8.7	21.9	42.6	35.9
Net income attributable to NCM, Inc.	1.2	4.6	11.8	11.6
Earnings per NCM, Inc. share, Basic (1)	0.03	0.11	0.25	0.22
Earnings per NCM, Inc. share, Diluted (1)	0.03	0.11	0.24	0.22

(1)	Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of shares outstanding during the year.

18. SUBSEQUENT EVENTS

On February 21, 2012, the Company declared a cash dividend of $0.22 per share (approximately $12.0 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on March 8, 2012 to be paid on March 22, 2012.

During early 2012, the Company restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends the Company believes the Fathom Consumer division has greater future growth prospects and is more in aligned with the movie exhibition business and the Company’s strategy of becoming a more powerful digital media platform. The Company will continue to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events. Despite the revenue loss ($14.2 million in 2011), due to the reduction in direct expenses as well as indirect expenses such as operating, selling and marketing and administrative costs, the impact on the Company’s future operating income is not expected to be material.