Form 10-Q
period 2012-03-29
National CineMedia, Inc.
filed 2012-05-04
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2012

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

As of May 1, 2012, 56,068,924 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	March 29, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56.8	$65.9
Short-term marketable securities	25.9	14.2
Receivables, net of allowance of $4.6 and $4.3 million, respectively	74.6	98.6
Prepaid expenses	2.6	1.8
Prepaid income taxes	7.5	0.0
Other assets	3.5	3.5

Total current assets	170.9	184.0
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $56.9 and $54.8 million, respectively	24.9	24.6
Intangible assets, net of accumulated amortization of $23.6 and $20.8 million, respectively	283.5	274.9
Deferred tax assets, net of valuation allowance of $3.2 and $3.2 million, respectively	294.9	305.3
Debt issuance costs, net	11.8	12.6
Other investment	0.8	0.2
Long-term marketable securities	1.0	18.0
Other long-term assets	0.7	0.6

Total non-current assets	617.6	636.2

TOTAL	$788.5	$820.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	0.4	22.0
Payable to founding members under tax sharing agreement	7.6	21.6
Accrued expenses	9.5	16.5
Income tax payable	0.0	3.6
Current portion of interest rate swap agreements	25.0	24.0
Accrued payroll and related expenses	6.2	10.6
Accounts payable	12.4	14.3
Deferred revenue	3.5	2.9
Other liabilities	0.2	0.1

Total current liabilities	64.8	115.6
NON-CURRENT LIABILITIES:
Borrowings	821.0	794.0
Deferred tax liability	56.0	57.0
Payable to founding members under tax sharing agreement	151.1	153.6
Interest rate swap agreements	43.0	46.8

Total non-current liabilities	1,071.1	1,051.4

Total liabilities	1,135.9	1,167.0

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	0.0	0.0
Common stock, $0.01 par value; 175,000,000 shares authorized, 54,438,780 and 53,934,605 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(372.1)	(376.2)
Retained earnings (distributions in excess of earnings)	(48.6)	(34.9)
Accumulated other comprehensive loss	(16.5)	(17.3)

Total NCM, Inc. stockholders’ equity/(deficit)	(436.7)	(427.9)
Noncontrolling interests	89.3	81.1

Total equity/(deficit)	(347.4)	(346.8)

TOTAL	$788.5	$820.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
REVENUE:
Advertising (including revenue from founding members of $9.8 and $8.3 million, respectively)	$66.3	$59.1
Fathom Events	12.8	11.7

Total	79.1	70.8

OPERATING EXPENSES:
Advertising operating costs	4.7	3.5
Fathom Events operating costs (including $2.0 and $1.9 million to founding members, respectively)	9.0	7.6
Network costs	5.1	4.9
Theatre access fees—founding members	15.7	12.1
Selling and marketing costs (including $0.2 and $0.3 million to founding members, respectively)	14.5	14.6
Administrative and other costs	8.2	8.5
Depreciation and amortization	4.9	4.6

Total	62.1	55.8

OPERATING INCOME	17.0	15.0

NON-OPERATING EXPENSES:
Interest on borrowings	14.1	10.9
Interest income	(0.1)	0.0
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.0	4.4
Change in derivative fair value	(0.4)	(1.2)

Total	16.6	14.1

INCOME BEFORE INCOME TAXES	0.4	0.9

Benefit for income taxes	(0.3)	(0.7)

CONSOLIDATED NET INCOME	0.7	1.6
Less: Net Income Attributable to Noncontrolling Interests	1.6	2.6

NET LOSS ATTRIBUTABLE TO NCM, INC	$(0.9)	$(1.0)

LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,141,234	53,691,186
Diluted	54,141,234	53,691,186

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
CONSOLIDATED NET INCOME, NET OF TAX	$0.7	$1.6
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gain on cash flow hedge, net of tax	2.0	4.0

CONSOLIDATED COMPREHENSIVE INCOME	2.7	5.6

Less: Comprehensive Income Attributable to Noncontrolling Interests	2.8	5.1

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$(0.1)	$0.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$0.7	$1.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	6.2	5.7
Depreciation and amortization	4.9	4.6
Non-cash share-based compensation	2.9	4.0
Excess tax benefit from share-based compensation	(0.1)	(0.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.0	4.4
Net unrealized gain on hedging transactions	(0.4)	(1.2)
Amortization of debt issuance costs	0.8	0.4
Changes in operating assets and liabilities:
Receivables—net	23.4	40.1
Accounts payable and accrued expenses	(13.3)	(14.0)
Amounts due to founding members	(1.1)	(1.0)
Payment to founding members under tax sharing agreement	(18.2)	(17.1)
Income taxes and other	(11.2)	(10.5)
Other operating	(0.1)	0.2

Net cash provided by (used in) operating activities	(2.5)	17.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.4)	(2.1)
Purchase of marketable securities	(14.8)	(16.0)
Proceeds from sale and maturities of marketable securities	20.2	9.5
Payment from founding members for intangible assets	0.2	0.0
Purchase of intangible assets from affiliate	(1.6)	0.0

Net cash provided by (used in) investing activities	1.6	(8.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12.8)	(10.8)
Proceeds from borrowings	63.0	45.0
Repayments of borrowings	(36.0)	(43.2)
Founding member integration payments	0.0	1.1
Distributions to founding members	(22.1)	(25.7)
Excess tax benefit from share-based compensation	0.1	0.1
Proceeds from stock option exercises	1.8	1.8
Repurchase of stock for restricted stock tax withholding	(2.2)	(0.4)

Net cash used in financing activities	(8.2)	(32.1)

CHANGE IN CASH AND CASH EQUIVALENTS	(9.1)	(23.6)
CASH AND CASH EQUIVALENTS:
Beginning of period	65.9	74.4

End of period	$56.8	$50.8

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity (equity returned)	$10.1	$(5.5)
Increase in cost method investment	$0.6	$0.0
Increase in dividends not requiring cash in the period	$0.0	$0.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$17.6	$10.7
Cash paid for income taxes	$4.5	$4.0

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance—December 29, 2011	$(346.8)	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1
Distributions to Members	(1.7)	0.0	0.0	0.0	0.0	(1.7)
Subsidiary equity issued for purchase of intangible asset	10.1	0.0	4.9	0.0	0.0	5.2
Income tax and other impacts of subsidiary ownership changes	(1.4)	0.0	(2.5)	0.0	0.0	1.1
Comprehensive Income (Loss), net of tax	2.7	0.0	0.0	(0.9)	0.8	2.8
Share-based compensation issued	(0.4)	0.0	(0.4)	0.0	0.0	0.0
Share-based compensation expense/capitalized	3.0	0.0	2.2	0.0	0.0	0.8
Excess tax benefit from share-based compensation	(0.1)	0.0	(0.1)	0.0	0.0	0.0
Cash dividends declared $0.22 per share	(12.8)	0.0	0.0	(12.8)	0.0	0.0

Balance—March 29, 2012	$(347.4)	$0.5	$(372.1)	$(48.6)	$(16.5)	$89.3

Balance—December 30, 2010	$(318.4)	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to Members	(5.8)	0.0	0.0	0.0	0.0	(5.8)
Subsidiary equity returned for purchase of intangible asset	(5.5)	0.0	(2.7)	0.0	0.0	(2.8)
Income tax and other impacts of subsidiary ownership changes	2.6	0.0	1.5	0.0	(0.1)	1.2
Comprehensive Income (Loss), net of tax	5.6	0.0	0.0	(1.0)	1.5	5.1
Share-based compensation issued	1.4	0.0	1.4	0.0	0.0	0.0
Share-based compensation expense/capitalized	4.1	0.0	3.2	0.0	0.0	0.9
Cash dividends declared $0.20 per share	(11.0)	0.0	0.0	(11.0)	0.0	0.0

Balance—March 31, 2011	$(327.0)	$0.5	$(369.9)	$(32.5)	$(16.1)	$91.0

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising and Fathom events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”), and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

At March 29, 2012, NCM LLC had 111,970,356 common membership units outstanding, of which 54,438,780 (48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

During the first quarter of 2012, the Company restructured Fathom Events to place more focus on the Fathom Consumer division. Based on historical and expected future trends the Company believes the Fathom Consumer division has greater future growth prospects and is more aligned with the movie exhibition business and the Company’s strategy of becoming a more powerful digital media platform. The Company continued to operate the Fathom Business division for a portion of the first quarter of 2012 to satisfy contractual obligations for events.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 29, 2011 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2011.

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

Reclassifications— Certain reclassifications of previously reported network, administrative and unallocated costs in segment reporting have been made to conform to the current year presentation.

Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 29, 2011 contain a complete discussion of the Company’s significant accounting policies.

Receivables— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At March 29, 2012, there were

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

no advertising agency groups through which the Company sources national advertising revenue representing over 10% of the Company’s outstanding gross receivable balance. At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Income Taxes— The Company is subject to taxation in the U.S. and various states. NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s initial public offering, (“IPO”). As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. See Note 6 –Income Taxes below for further discussion. As of March 29, 2012 and December 29, 2011, there were no unrecognized tax benefits.

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

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Quarters Ended
	March 29, 2012	March 31, 2011
Net Loss Attributable to NCM, Inc.	$(0.9)	$(1.0)
Subsidiary equity issued (returned) for purchase of intangible asset	4.9	(2.7)
Income tax and other impacts of subsidiary ownership changes	(2.5)	1.5

Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$1.5	$(2.2)

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	LOSS PER SHARE

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted loss per NCM, Inc, share are as follows:

	Quarters Ended
	March 29, 2012	March 31, 2011
Net Loss Attributable to NCM, Inc. (in millions)	$(0.9)	$(1.0)

Weighted average shares outstanding:
Basic	54,141,234	53,691,186
Add: Dilutive effect of stock options and restricted stock	0	0

Diluted	54,141,234	53,691,186

Loss per NCM, Inc. share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

The effect of the 56,980,212 and 57,153,964 exchangeable NCM LLC common units held by the founding members for the quarters ended March 29, 2012 and March 31, 2011, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 854,169 and 1,002,078 stock options and non-vested (restricted) shares for the quarters ended March 29, 2012 and March 31, 2011, respectively, excluded from the calculation as they were antidilutive, primarily as exercise prices were above the average market value. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3.	INTANGIBLE ASSETS

During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members in exchange for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network. A cash payment of $0.2 million was received from AMC in lieu of surrendering 16,727 units. As a result, NCM LLC recorded a net intangible asset at the fair value of $9.9 million.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	RELATED-PARTY TRANSACTIONS

Founding Member Transactions –Following is a summary of the transactions between the Company and the founding members (in millions):

	Quarters ended
	March 29, 2012	March 31, 2011
Included in the Condensed Consolidated Statements of Income:
Revenues:
Beverage concessionaire revenue (in Advertising revenue) (1)	$9.8	$8.2
Advertising inventory revenue (in Advertising revenue) (2)	0.0	0.1
Operating Expenses:
Use of screens/theatres for Fathom Events (in Fathom Events operating costs) (3)	1.9	1.9
Purchase of movie tickets and concession products (in Fathom Events operating costs) (5)	0.1	0.0
Theatre access fee (4)	15.7	12.1
Purchase of movie tickets and concession products (in Selling and marketing costs) (5)	0.2	0.3

(1)	For the quarters ended March 29, 2012 and March 31, 2011, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent cost per thousand (“CPM”).
(2)	The values of such purchases are calculated by reference to NCM LLC’s advertising rate card.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(4)	Comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company’s network.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of March 29, 2012	As of December 29, 2011
Included in the Condensed Consolidated Balance Sheets:
Integration payments (in Intangible assets) (1)	0.0	0.7
Current payable to founding members under tax sharing agreement (2)	7.6	21.6

(1)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.
(2)	The Company paid the founding members $18.2 million in the first quarter of 2012, of which $0.9 million was for the 2010 taxable year and $17.3 million was for the 2011 taxable year.

Also, pursuant to the terms of the NCM LLC operating agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Accrued distributions for the quarters ended March 29, 2012 and March 31, 2011 are as follows (in millions):

	Quarters Ended
	March 29, 2012	March 31, 2011
AMC	$0.5	$1.8
Cinemark	0.5	1.8
Regal	0.7	2.2
NCM, Inc.	1.6	5.4

Total	$3.3	$11.2

The available cash payment by NCM LLC to its founding members for the quarter ended March 29, 2012 of $1.7 million, which is included in amounts due to founding members at March 29, 2012, will be made in the second quarter of 2012. The available cash payment by NCM LLC to its founding members for the quarter ended March 31, 2011 of $5.8 million was made in the second quarter of 2011.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members at March 29, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.6	0.8	$2.0
Cost and other reimbursement	(0.8)	(1.0)	(1.5)	(3.3)
Distributions payable	0.5	0.5	0.7	1.7

Total	$0.3	0.1	0.0	$0.4

Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	6.8	8.5	$22.0

Related Party Affiliates — During 2012, NCM LLC entered into a digital content agreement with Texas Cinemas, Corp. (“Texas Cinemas”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events to Texas Cinemas in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is an inconsequential amount for the quarter ended March 29, 2012. As of March 29, 2012, an inconsequential amount is included in accounts payable for amounts due to Texas Cinema under the agreement.

During 2011, NCM LLC entered into a digital content agreement and a Fathom agreement with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, for NCM LLC to provide in-theatre advertising and Fathom Events to Showplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.1 million for the quarter ended March 29, 2012. As of March 29, 2012 and December 29, 2011, approximately $0.1 million is included in accounts payable for amounts due to Showplex under the agreement.

During 2009, NCM LLC entered into a digital content agreement and a Fathom agreement with LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, for NCM LLC to provide in-theatre advertising and Fathom Events to LA Live in its theatre complex. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is an inconsequential amount for the quarters ended March 29, 2012 and March 31, 2011, respectively, for payments to the affiliate under the agreement. As of March 29, 2012 and December 29, 2011 an inconsequential amount and approximately $0.1 million, respectively, is included in accounts payable for amounts due to LA Live under the agreement.

During 2009, NCM LLC entered into a network affiliate agreement with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark, for NCM LLC to provide in-theatre advertising services and Fathom Events to Starplex in its theatre locations. The affiliate agreement was entered into at terms that are similar to those of the Company’s other network affiliates. Included in advertising operating costs is approximately $0.5 million and $0.4 million for the quarters ended March 29, 2012 and March 31, 2011, respectively, for its share of advertising sold in its theatres under the affiliate agreement. As of March 29, 2012 and December 29, 2011, approximately $0.5 million and $0.7 million, respectively, is included in accounts payable for amounts due to Starplex under the agreement.

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

On July 5, 2011, NCM LLC completed an amendment to NCM LLC’s senior secured credit facility with a new $105.0 million revolving credit facility that will terminate on December 31, 2014, and to amend certain covenants and administrative items. The unused line fee is 0.50% per annum. The $14.0 million outstanding principal of the revolving credit loans formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of revolving credit loans, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on the revolving credit termination date, December 31, 2014 for a total revolving credit facility of $119.0 million.

The outstanding balance of the term loan facility at March 29, 2012 and December 29, 2011 was $550.0 million. The outstanding balance under the revolving credit facility at March 29, 2012 and December 29, 2011 was $71.0 million and $44.0 million, respectively. As of March 29, 2012, the interest rate swaps hedged the entire $550.0 million term loan at a fixed interest rate of 6.484% (both those accounted for as hedges and those that are not). The applicable margin on the term loan was lowered to 1.5% from 1.75% as a result of an upgrade of the corporate credit rating by the credit rating agencies specified in the credit agreement, in the first quarter of 2011. The weighted-average interest rate on the unhedged revolver was 2.03%. Commencing with the fourth fiscal quarter in fiscal year 2009, the applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The applicable margin is currently at 150 basis points over LIBOR. The senior secured credit facility also contains a number of covenants and financial ratio requirements, with which the Company was in compliance at March 29, 2012, including the consolidated net senior secured leverage ratio. There are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of March 29, 2012, the Company’s consolidated net senior secured leverage ratio was 2.8 times (versus a covenant of 6.5 times). See Note 8 for an additional discussion of the interest rate swaps.

Senior Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021 (“Senior Notes”). The Senior Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The January 15, 2012 interest payment was approximately $8.3 million. The outstanding balance of the Senior Notes at March 29, 2012 and December 29, 2011 was $200.0 million. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility.

Refer to Note 10 for a discussion of the amendment of the senior secured credit facility and restructuring of the debt.

6.	COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $33.9 million

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

over the remaining terms of the network affiliate agreements. As of March 29, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes— Due to the IRS examination discussed in Note 1 – Income Taxes, it is reasonably possible that the Company may be required to pay additional amounts to the founding members under the tax sharing agreement, and may request refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to the founding members or refunds from the various taxing authorities cannot be reasonably estimated and as such no amounts are included in the condensed consolidated financial statements herein.

7.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The carrying amounts and fair values of interest rate swap agreements are the same since the Company accounts for these instruments at fair value.

The Company has estimated the fair value of its term loan based on an average of at least two non-binding broker quotes and the Company’s analysis to be $543.9 million and $530.6 million at March 29, 2012 and December 29, 2011, respectively (Level 2). The carrying value of the term loan was $550.0 million as of March 29, 2012 and December 29, 2011, respectively.

The Company has estimated the fair value of its Senior Notes based on an average of at least two non-binding broker quotes and the Company’s analysis to be $213.5 million and $198.4 million at March 29, 2012 and December 29, 2011, respectively (Level 2). The carrying value of the Company’s Senior Notes was $200.0 million as of March 29, 2012 and December 29, 2011, respectively.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated at March 29, 2012 or December 29, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.2 million as of March 29, 2012 and December 29, 2011, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 29, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$35.3	$35.3	$0.0	$0.0
Short-term marketable securities (2)	25.9	25.9	0.0	0.0
Long-term marketable securities (2)	1.0	1.0	0.0	0.0

Total Assets	$62.2	$62.2	$0.0	$0.0

LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$25.0	$0.0	$25.0	$0.0
Interest Rate Swap Agreements (3)	43.0	0.0	43.0	0.0

Total Liabilities	$68.0	$0.0	$68.0	$0.0

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$44.9	$44.9	$0.0	$0.0
Short-term marketable securities (2)	14.2	14.2	0.0	0.0
Long-term marketable securities (2)	18.0	18.0	0.0	0.0

Total Assets	$77.1	$77.1	$0.0	$0.0

LIABILITIES:
Current Portion of Interest Rate Swap Agreements (3)	$24.0	$0.0	$24.0	$0.0
Interest Rate Swap Agreements (3)	46.8	0.0	46.8	0.0

Total Liabilities	$70.8	$0.0	$70.8	$0.0

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value.
(2)	Short-Term and Long-Term Marketable Securities — For the quarters ended March 29, 2012 and March 31, 2011, there was an inconsequential amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income.

	As of March 29, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
SHORT-TERM MARKETABLE SECURITIES:
Commercial Paper
Agency	$15.0	$15.0	0.5
Financial	$5.0	$5.0	0.0
Industrial	$4.0	$4.0	0.3
Municipal	$1.9	$1.9	0.2

Total short-term marketable securities	$25.9	$25.9

LONG-TERM MARKETABLE SECURITIES:
Commercial Paper
Agency	$1.0	$1.0	1.1

Total long-term marketable securities	$1.0	$1.0

TOTAL MARKETABLE SECURITIES	$26.9	$26.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the entire $550.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting all of the Company’s variable rate debt to a fixed rate of 6.484%. Refer to Note 10 for discussion of the partial termination of these agreements.

Cash flow hedge accounting was discontinued on September 15, 2008 for one of the interest rate swap agreements due to the event of default created by the bankruptcy of Lehman and the inability of the Company to continue to demonstrate the swap would be effective. The Company did not elect cash flow hedge accounting and the interest rate swap with Barclays is recorded at fair value with any change in the fair value recorded in the statements of income. There was a $0.7 million decrease and $1.5 million decrease in the fair value of the liability for the quarters ended March 29, 2012 and March 31, 2011, respectively, which the Company recorded as a change in derivative fair value.

In accordance with ASC 815 Derivatives and Hedging, the net derivative loss as of September 14, 2008 related to the discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period. Accordingly, the net derivative loss is being amortized to interest expense over the remaining term of the interest rate swap through February 13, 2015. The amount amortized during the quarters ended March 29, 2012 and March 31, 2011 was $0.3 million. The Company estimates approximately $1.3 million will be amortized to interest on borrowings in the next 12 months.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair values of the interest rate swaps with the counterparties on which the Company elected and qualified for cash flow hedge accounting (representing notional amounts of $412.5 million associated with a like amount of the variable rate debt) are recorded on the Company’s balance sheet as a liability with the change in fair value recorded in other comprehensive income since the instruments were determined to be perfectly effective at March 29, 2012 and December 29, 2011. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

As of March 29, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Liability Derivatives
	As of March 29, 2012		As of December 29, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$18.7	Current Liabilities	$18.0
Interest rate swap agreements	Other Liabilities	$32.2	Other Liabilities	$35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	$6.3	Current Liabilities	$6.0
Interest rate swap agreements	Other Liabilities	$10.8	Other Liabilities	$11.7

Total derivatives		$68.0		$70.8

The effect of derivative instruments in cash flow hedge relationships on the condensed consolidated financial statements for the quarters ended March 29, 2012 and March 31, 2011 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc’s Other Comprehensive Income (Pre-tax)		Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	For the Quarters Ended
	March 29, 2012	March 31, 2011	March 29, 2012	March 31, 2011
Interest Rate Swaps	$(2.2)	$0.0	$(4.6)	$(4.9)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed consolidated financial statements for the quarters ended March 29, 2012 and March 31, 2011 were as follows (in millions):

	Gain or (Loss) Recognized in Non- Operating Expenses (Pre-tax) for the Quarters Ended
	March 29, 2012	March 31, 2011
Interest on borrowings	$(1.6)	$(1.6)
Change in derivative fair value	0.4	1.2

Total	$(1.2)	$(0.4)

9.	SEGMENT REPORTING

Advertising revenue accounts for 83.8% and 83.5%, of consolidated revenue for the quarters ended March 29, 2012, and March 31, 2011, respectively. The following table presents revenues less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended March 29, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$66.3	$12.8	$0.0	$79.1
Operating costs	20.5	9.0	5.0	34.5
Selling and marketing costs	11.9	1.8	0.8	14.5
Administrative and other costs	0.3	0.2	7.7	8.2
Depreciation and amortization	0.0	0.0	4.9	4.9

Operating income	$33.6	$1.8	$(18.4)	$17.0

	Quarter Ended March 31, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$59.1	$11.7	$0.0	$70.8
Operating costs	15.6	7.6	4.9	28.1
Selling and marketing costs	11.6	2.1	0.9	14.6
Administrative and other costs	0.7	0.2	7.6	8.5
Depreciation and amortization	0.0	0.0	4.6	4.6

Operating income	$31.2	$1.8	$(18.0)	$15.0

The following is a summary of revenues by category (in millions):

	Quarters Ended
	March 29, 2012	March 31, 2011
National Advertising Revenue	$45.6	$38.3
Founding Member Advertising Revenue from Beverage Concessionaire Agreements	9.8	8.2
Local Advertising Revenue	10.9	12.6
Fathom Consumer Revenue	9.6	7.9
Fathom Business Revenue	3.2	3.8

Total Revenues	$79.1	$70.8

10.	SUBSEQUENT EVENTS

On May 1, 2012, the Company declared a cash dividend of $0.22 per share (approximately $12.0 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on May 17, 2012 to be paid on May 31, 2012.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the 6.00% Senior Secured Notes due in 2022 ( the “Notes”) offered as described below, NCM LLC amended each of the ESAs with the founding members to permit a security interest in the ESAs under the security documents related to the Notes offering.

On April 27, 2012, NCM LLC entered into an amendment (the “Amendment”) to its senior secured credit facility (the “Credit Facility”) to, among other things, extend $105.0 million of its revolving credit facility to five years from April 27, 2012, subject to acceleration if the term loans under the Credit Facility are not repaid, refinanced or extended by December 31, 2014, and amend covenants to permit the issuance of a series of senior secured notes. Pursuant to the terms and conditions thereof, the Amendment became effective upon the completion of the private placement of the Notes on April 27, 2012. Barclays Bank PLC, is administrative agent for certain lenders that are party to the Credit Facility. The $14.0 million outstanding principal of the revolving credit loans formerly held by Lehman Brothers Holdings, Inc. will not be repaid in connection with any future prepayments of revolving credit loans and mature on December 31, 2014.

On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of the Notes. The Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2012. The Notes are senior secured obligations of NCM LLC, rank pari passu with NCM LLC’s existing senior secured credit facility and, subject to certain exceptions, share in the same collateral that secures NCM LLC’s obligations under its existing senior secured credit facility.

The net proceeds were used to repay $325.0 million of NCM LLC’s outstanding term loan debt under its existing senior secured credit facility, approximately $25.0 million of outstanding debt under its revolving credit agreement and approximately $40.0 million to terminate the swap agreements associated with the term loan borrowings. Proceeds were also used for payment of fees in connection with the offering and the related credit facility amendment, including the amendment fee to lenders and transaction expenses.

On April 27, 2012, the Company amended its existing interest rate swap agreements with Morgan Stanley Capital Services Inc., Credit Suisse International, JPMorgan Chase Bank NA and Barclays Bank PLC, terminating a notional amount equal to $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company’s interest rate exposure relating to the remaining $225.0 million term loan debt balance will remain hedged at 6.484%. Based on the Company’s preliminary analysis of the impact from the partial swap terminations, the Company expects in the second quarter of 2012 to record a charge to interest expense of approximately $25.0 to $30.0 million.

NCM, Inc., in its capacity as tax matters partners for NCM LLC, received a “60 Day Letter” from the IRS in connection with the examination of NCM LLC’s federal tax return for the periods ended December 27, 2007 and January 1, 2009. The 60 Day Letter, dated April 25, 2012, notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest is received by the IRS within 60 days of the date of the letter. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011( refer to Note 1). The Company believes the IRS’ position lacks merit and intends to dispute the adjustments through the administrative appeals process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2011. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2011. In the following discussion and analysis, the term net income (loss) refers to net income (loss) attributable to NCM, Inc.

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising, and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with several network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and Fathom event services in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming and Fathom Event programming are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators for us to manage our business and to determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “—Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location, as well as, our operating cash flow and related financial leverage and revolving credit facility to ensure that there is adequate cash availability to fund our debt obligations and current and future dividends.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 24, 2012 for the Company’s fiscal year ended December 29, 2011.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA. See “—Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share and per attendee data)	Quarters Ended
	March 29, 2012	March 31, 2011
Revenue	$79.1	$70.8
Operating income	$17.0	$15.0
Adjusted OIBDA	$24.8	$23.6
Adjusted OIBDA margin	31.4%	33.3%
Net Loss Attributable to NCM, Inc.	$(0.9)	$(1.0)
Net Loss per NCM, Inc. Basic Share	$(0.02)	$(0.02)
Net Loss per NCM, Inc. Diluted Share	$(0.02)	$(0.02)

Total advertising revenue	$66.3	$59.1
Total theatre attendance	169.0	133.2
Total advertising revenue per attendee	$0.392	$0.444

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents operating income (loss) before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, and non-cash share based compensation programs or different interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect the Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. Regal made Consolidated Theatres payments to NCM LLC through June 2011 pursuant to the ESAs, which were $0.2 million for the quarter ended March 31, 2011.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended March 29, 2012	Quarter Ended March 31, 2011
Operating income	$17.0	$15.0
Depreciation and amortization	4.9	4.6

OIBDA	21.9	19.6
Share-based compensation costs (1)	2.9	4.0

Adjusted OIBDA	$24.8	$23.6

Total Revenue	$79.1	$70.8

Adjusted OIBDA margin	31.4%	33.3%

(1)	Share-based payment costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarters ended March 29, 2012 and March 31, 2011 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarters Ended March 29, 2012 and March 31, 2011

Revenue. Total revenue of the Company for the quarter ended March 29, 2012 was $79.1 million compared to $70.8 million for the quarter ended March 31, 2011, an increase of $8.3 million, or 11.7%. The increase in total revenue was the result of an increase in total advertising revenue of $7.2 million, or 12.2% (including a 19.5% increase in revenue from our founding member beverage concessionaire agreements, or “beverage revenue”) and a $1.1 million, or 9.4%, increase in Fathom Events revenue.

National advertising revenues of $55.4 million (including $9.8 million of beverage revenue) for the quarter ended March 29, 2012 increased 19.1% from $46.5 million (including $8.2 million of beverage revenue) for the quarter ended March 31, 2011. National advertising revenue (excluding beverage revenue) for the quarter ended March 29, 2012 increased $7.3 million, or 19.1%, to $45.6 million compared to $38.3 million for the quarter ended March 31, 2011. This increase was primarily due to an increase in lower priced “airplane” deals and more aggressive pricing strategies designed to increase inventory utilization as well as a $2.0 million increase in content partner spending for the quarter ended March 29, 2012. Despite a 28.1% increase in advertising impressions available for sale compared to the prior year period, these aggressive selling tactics contributed to an increase in inventory utilization (excluding beverage revenue) to 76.4% for the quarter ended March 29, 2012 from 71.0% for the quarter ended March 31, 2011. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded should market demand dictate. A softer scatter market and our focus on increasing inventory utilization contributed to an 11.5% decrease in national advertising CPM’s (excluding beverage revenue). The 19.5% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to the impact of the increase in founding member attendance for the first quarter of 2012 as compared to the 2011 period combined with a slight increase in the beverage revenue CPM. The increase in founding member attendance reflects a more favorable film release schedule.

Local advertising revenue decreased $1.7 million, or 13.5%, to $10.9 million for the quarter ended March 29, 2012 compared to $12.6 million for the quarter ended March 31, 2011. The Company’s number of local advertising contracts increased 0.2%, while the average contract value decreased 12.4% due to a decrease in the number of larger regional clients or nationally recognized clients placing ads regionally. Local revenue per theatre attendee decreased 33.3% to $0.06 per attendee for the first quarter of 2012 compared to $0.09 for the first quarter of 2011 due to the local advertising revenue decrease and theatre network attendance increase of 26.9%.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended March 29, 2012 decreased 11.7%. Total advertising revenue per attendee (excluding beverage revenue) decreased 12.6% to $0.334 from $0.382 for the 2011 period. The decrease in the advertising revenue per attendee is due to the impact of a 12.2% increase in total advertising revenue (including beverage revenue), combined with the 26.9% increase in our theatre network attendance.

Fathom Events revenue increased 9.4%, to $12.8 million for the quarter ended March 29, 2012 as compared to $11.7 million for the quarter ended March 31, 2011. Our Fathom Consumer events revenue increased $1.7 million, or 21.5%, due to a 56.3% increase in the number of event nights offset by a 13.5% decrease in revenue per event. This net increase was offset by a $0.6 million, or 15.8%, decrease in Fathom Business events revenue due to the wind-down of the Fathom Business division during the first quarter of 2012.

Operating expenses. Total operating expenses for the quarter ended March 29, 2012 were $62.1 million, an increase of 11.3% compared to $55.8 million for the quarter ended March 31, 2011. Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $4.7 million for the quarter ended March 29, 2012 increased 34.3% from $3.5 million for the quarter ended March 31, 2011. This increase was primarily the result of the $1.5 million increase in payments made to our advertising affiliates due to the increase in national advertising revenue (excluding beverage revenue) as well as an increase in network affiliate screens. Network affiliate screens represented 20.0% of total network screens for the first quarter of 2012 versus 13.3% for the 2011 period, primarily due to the addition of 13 new network affiliates with 1,459 screens since the end of the first quarter of 2011.

Fathom Events operating costs. Fathom Events operating costs of $9.0 million for the quarter ended March 29, 2012 increased 18.4% compared to $7.6 million during the quarter ended March 31, 2011. The increase was primarily the result of an increase in content payments and revenue share amounts to theatre circuits related to the higher revenue generated by the Fathom Consumer division as well as other variable event expenses.

Network costs. Network costs of $5.1 million for the quarter ended March 29, 2012 increased 4.1% from $4.9 million for the quarter ended March 31, 2011 primarily due to an increase in network screens of 1,877, or 10.9%.

Theatre access fees. Theatre access fees were $15.7 million for the quarter ended March 29, 2012 compared to $12.1 million for the quarter ended March 31, 2011. The 29.8% increase for first quarter of 2012 versus the 2011 period was the result of a $3.6 million increase related to a 20.5% increase in founding member attendance and the impact of the annual 5% rate increase per digital screen and 8% increase in payment per patron (payment per patron increase occurs every five years with the first such increase taking effect in 2012) as specified in the ESA, and payments to our founding members associated with our access to the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs of $14.5 million for the quarter ended March 29, 2012 decreased from $14.6 million for the quarter ended March 31, 2011. This slight decrease was primarily due to lower local sales commissions.

Administrative and other costs. Administrative and other costs for the quarter ended March 29, 2012 were $8.2 million compared to $8.5 million for the quarter ended March 31, 2011, a decrease of 3.5%. This decrease was primarily due to lower non-cash share-based compensation offset by higher cash incentive compensation expense versus 2011 to reflect anticipated achievement of internal operating targets.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million to $4.9 million for the quarter ended March 29, 2012, compared to $4.6 million for the quarter ended March 31, 2011, primarily as a result of increased amortization expense recognized on intangible assets for network affiliate agreements added during 2011.

Net loss. Net loss generated for the quarter ended March 29, 2012 was $0.9 million, or a 10.0% decrease, from $1.0 million of net loss for the quarter ended March 31, 2011. The increase in operating income of 13.3% was offset by the $3.2 million, or 29.4%, increase in interest expense due to the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this document). The change in derivative fair value resulted in a pre-tax non-cash gain of $0.4 million for the quarter ended March 29, 2012 compared to a pre-tax non-cash gain of $1.2 million for the quarter ended March 30, 2011, due to the change in the fair value of an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. Net income attributable to noncontrolling interests decreased $1.0 million to $1.6 million for the quarter ended March 29, 2012 due to lower levels of NCM LLC net income.

Known Trends and Uncertainties

The current macro-economic environment and its impact on national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, increasing scale of our national network and the related increase in salable advertising impressions, the effectiveness of cinema advertising relative to other advertising mediums, and the effectiveness and quality and number of Fathom programming events and the number of live broadcast locations. Subsequent to the first quarter of 2011, we added several new affiliate theatres to our national network including: Ayrsley Theatre Operators, Cinema Centers, Coming Attractions Theatres, Inc., Dickinson Theatres, Inc., Digital Cinema Destinations, additional Far Away Entertainment (Bainbridge) theatres, King Theatres, Odyssey Entertainment, Inc. (CineMagic Theatres) and I.T.B.S. (Southeast Cinemas), Rave Cinemas, LLC, Showplex Cinemas, Inc, Star Cinema Grill, Texas Cinemas, Corp. and VSS Southern Theatres, and in the second quarter of 2012 we have contracted to add United Entertainment Corp. and we are discussing network affiliate relationships with other theatre circuits that could be added during 2012. In total, these contracted new founding member and affiliate theatres that have joined our network subsequent to the first quarter of 2011 are expected to add approximately 44 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 616 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2012 and beyond. We are discussing network affiliate relationships with other theatre circuits that could be signed during 2012 and are expected to add additional attendees and advertising impressions to our network in 2012 and beyond. We believe that the continued growth of our network will strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2012 and in 2011, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2012 and for the foreseeable future.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron will increase by 8% every five years with the first such increase taking effect for fiscal year 2012 and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Beginning on October 1, 2010, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business pursuant to an amendment of the ESAs entered into during 2010, which will increase in 2012 as additional screens will be equipped with the new digital cinema equipment and increases annually by 5%. At the end of the current quarter, 53.3% of our network screens were showing advertising on founding member digital cinema projectors versus 19.1% at the end of the first quarter of 2011.

As discussed in Notes 1 and 6 to the unaudited condensed consolidated financial statements included elsewhere in this document, NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and will contest, the IRS’ positions. Should the IRS claims prevail, the Company could be required to pay additional amounts to the founding members under the tax sharing agreement and then could request refunds from various federal and state taxing authorities, and thus it is not expected to have a material adverse impact on cash balances or cash flow of the Company.

On April 27, 2012 we amended our credit facility agreement and completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes due 2022 (“the Notes”). A portion of the proceeds were used to prepay $325.0 million of outstanding term loan borrowings under our existing senior secured credit facility, approximately $25.0 million of outstanding debt under our revolving credit agreement and approximately $41.0 million to terminate the swap agreements associated with the term loan borrowings. In conjunction with this bond placement we also restructured our existing revolving credit agreement to extend at least $105.0 million of our revolving credit facility and amend covenants to permit the issuance of the Notes. As a result of these transactions, we have significantly extended the maturities of our debt structure as well as increased our liquidity. As a result of the debt restructurings, our interest expense on borrowings is projected to increase approximately $6 million for the remainder of 2012 compared to the comparable period of 2011.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of March 29, 2012, our cash, cash equivalents and short-term and long-term marketable securities balance was $83.7 million, a decrease of $14.4 million compared to the balance of $98.1 million as of December 29, 2011. The decrease in cash, cash equivalent and marketable securities at March 29, 2012, combined with a $48.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $131.7 million or a $41.4 million decrease versus December 29, 2011. Compared to the balance at March 31, 2011 of $64.8 million, our cash, cash equivalents and short-term and long-term marketable securities balance as of March 29, 2012 increased $18.9 million. At March 31, 2011, our total liquidity availability was $91.8 million, $39.9 million below the total liquidity availability at March 29, 2012. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan and Senior Notes, and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc’s common shareholders.

We have generated and used cash as follows (in millions):

	Quarters Ended
	March 29, 2012	March 31, 2011
Operating cash flow	$(2.5)	$17.1
Investing cash flow	$1.6	$(8.6)
Financing cash flow	$(8.2)	$(32.1)

•

Operating Activities. The change in operating cash flows for the quarter ended March 29, 2012 versus the quarter ended March 31, 2011 was primarily due to the timing of the collection of accounts receivable balances, the timing of payments for income taxes and payments under the tax sharing agreement, and normal operating expenses.

•

Investing Activities. The change in investing cash flows for the quarter ended March 29, 2012 decreased from the quarter ended March 31, 2011 primarily due to the proceeds from the sale of marketable securities such as commercial paper offset by the use of cash to purchase intangible assets associated with our advertising affiliate contracts.

•	Financing Activities. The change in financing cash flows for the quarter ended March 29, 2012 versus the quarter ended March 31, 2011 was primarily due to net revolver activity.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is available cash distributions from NCM LLC and its existing cash balances and marketable securities, which at March 29, 2012 were $74.9 million. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility and cash on hand. Refer to the audited condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2011 for a detailed discussion of the debt transactions in the third quarter of 2011.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality in advertising, interest on borrowings and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended March 29, 2012 (which will be made during the second quarter of 2012) was $3.3 million, of which $1.6 million was distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared in April 2012 of $0.22 per share (approximately $12.0 million) which will be paid on May 31, 2012. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund NCM, Inc.’s tax sharing payments to the founding member circuits, income taxes and its regular dividend for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

As discussed in more detail in Note 10, to the unaudited condensed consolidated financial statements included elsewhere in this document, on April 27, 2012 the Company finalized a debt restructuring that involved a new $400.0 million 10-year senior secured bond, the refinancing of $325.0 million of our term loan due February 2015 and reducing approximately $25.0 million of the outstanding balance under our revolving credit facility while extending the maturity through April 2017. These changes to the Company’s debt structure have extended the average maturity by over three years and increased our liquidity, while not meaningfully impacting our free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2011 and incorporated by reference herein. As of March 29, 2012, there were no significant changes in those critical accounting policies.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations as of March 29, 2012, however in April 2012 we completed a restructuring of our indebtedness. Refer to Note 10 to the unaudited condensed consolidated financial statements included elsewhere in this document and “—Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the second quarter of 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into variable-to-fixed interest rate swap arrangements economically hedging the entire $550.0 million term loan outstanding at a fixed interest rate of 6.484%. The 7.875% Senior Notes due in 2021 are at a fixed rate, and therefore are not subject to market risk. At March 29, 2012 the only interest rate risk that we are exposed to is related to our $119.0 million revolving credit facility and thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.7 million for an annual period on the $71.0 million outstanding on our revolver. Because each of our interest rate swaps was in a liability position at March 29, 2012, we are not currently exposed to counterparty risk related to the swaps. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of March 29, 2012, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 29, 2012 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 29, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2012 for the fiscal year ended December 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 30, 2011 through January 26, 2012 (1)	10,401	$12.43	—	N/A
January 27, 2012 through February 23, 2012	—	—	—	N/A
February 24, 2012 through March 29, 2012 (1)	120,310	$15.23	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc, Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101	***	The following materials from the Quarterly Report on Form 10-Q of National CineMedia, Inc. for the quarter ended March 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statement of Comprehensive Income, (iv)the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statements of Equity/(Deficit) and Comprehensive Income, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.
**	Furnished herewith.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	Incorporated by reference to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 10, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date: May 4, 2012	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2012	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)