Form 10-Q
period 2012-06-28
National CineMedia, Inc.
filed 2012-08-03
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2012

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

As of July 31, 2012, 56,085,076 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	June 28, 2012	December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48.1	$65.9
Short-term marketable securities	26.5	14.2
Receivables, net of allowance of $4.7 and $4.3 million, respectively	91.3	98.6
Prepaid expenses	2.8	1.8
Income tax receivable	13.8	—
Other assets	3.8	3.5

Total current assets	186.3	184.0
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $59.0 and $54.8 million, respectively	25.4	24.6
Intangible assets, net of accumulated amortization of $26.5 and $20.8 million, respectively	280.6	274.9
Deferred tax assets, net of valuation allowance of $3.2 and $3.2 million, respectively	283.2	305.3
Debt issuance costs, net of accumulated amortization of $11.2 and $9.8 million, respectively	17.2	12.6
Other investment	0.8	0.2
Long-term marketable securities	—	18.0
Other long-term assets	0.7	0.6

Total non-current assets	607.9	636.2

TOTAL ASSETS	$794.2	$820.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	21.9	22.0
Payable to founding members under tax sharing agreement	12.7	21.6
Accrued expenses	18.4	16.5
Income tax payable	—	3.6
Current portion of interest rate swap agreements	10.2	24.0
Accrued payroll and related expenses	9.7	10.6
Accounts payable (including $1.0 and $0.9 million to related party affiliates, respectively)	14.1	14.3
Deferred revenue	3.3	2.9
Other liabilities	0.2	0.1

Total current liabilities	90.5	115.6
NON-CURRENT LIABILITIES:
Borrowings	839.0	794.0
Deferred tax liability	54.9	57.0
Payable to founding members under tax sharing agreement	148.3	153.6
Interest rate swap agreements	16.0	46.8

Total non-current liabilities	1,058.2	1,051.4

Total liabilities	1,148.7	1,167.0

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 54,446,443 and 53,934,605 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(370.0)	(376.2)
Retained earnings (distributions in excess of earnings)	(62.1)	(34.9)
Accumulated other comprehensive loss	(7.9)	(17.3)

Total NCM, Inc. stockholders’ equity/(deficit)	(439.5)	(427.9)
Noncontrolling interests	85.0	81.1

Total equity/(deficit)	(354.5)	(346.8)

TOTAL LIABILITIES AND EQUITY	$794.2	$820.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
REVENUE:
Advertising (including revenue from founding members of $10.2, $10.7, $20.0 and $19.0 million, respectively)	$101.3	$98.6	$167.6	$157.7
Fathom Events	8.8	15.4	21.6	27.1

Total	110.1	114.0	189.2	184.8

OPERATING EXPENSES:
Advertising operating costs (including $1.0, $0.7, $1.7 and $1.2 million to related party affiliates, respectively)	8.0	5.9	12.7	9.4
Fathom Events operating costs (including $1.2, $2.8, $3.2 and $4.8 million to founding members, respectively)	6.5	10.7	15.5	18.3
Network costs	5.1	4.8	10.2	9.7
Theatre access fees—founding members	16.3	14.8	32.0	26.9
Selling and marketing costs (including $0.2, $0.4, $0.4 and $0.6 million to founding members, respectively)	15.5	14.9	30.0	29.5
Administrative and other costs	8.4	8.4	16.6	16.9
Depreciation and amortization	5.0	4.3	9.9	8.9

Total	64.8	63.8	126.9	119.6

OPERATING INCOME	45.3	50.2	62.3	65.2

NON-OPERATING EXPENSES:
Interest on borrowings	14.3	10.5	28.4	21.4
Interest income	(0.1)	(0.1)	(0.2)	(0.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	4.0	4.1	7.0	8.5
Change in derivative fair value	—	2.0	(0.4)	0.8
Loss on swap terminations	26.7	—	26.7	—
Other non-operating expense	2.4	—	2.4	—

Total	47.3	16.5	63.9	30.6

(LOSS) INCOME BEFORE INCOME TAXES	(2.0)	33.7	(1.6)	34.6
Income tax (benefit) expense	(1.1)	5.4	(1.4)	4.7

CONSOLIDATED NET (LOSS) INCOME	(0.9)	28.3	(0.2)	29.9
Less: Net income attributable to noncontrolling interests	1.0	19.3	2.6	21.9

NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(1.9)	$9.0	$(2.8)	$8.0

(LOSS) EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$(0.03)	$0.17	$(0.05)	$0.15
Diluted	$(0.03)	$0.16	$(0.05)	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,442,398	53,912,351	54,291,816	53,801,768
Diluted	54,442,398	54,814,211	54,291,816	54,674,293

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
CONSOLIDATED NET (LOSS) INCOME, NET OF TAX	$(0.9)	$28.3	$(0.2)	$29.9
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gain (loss) on cash flow hedges, net of tax	23.1	(3.8)	25.1	0.2

CONSOLIDATED COMPREHENSIVE INCOME	22.2	24.5	24.9	30.1

Less: Comprehensive income attributable to noncontrolling interests	15.6	16.9	18.4	22.0

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$6.6	$7.6	$6.5	$8.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(0.2)	$29.9
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	11.3	8.3
Depreciation and amortization	9.9	8.9
Non-cash share-based compensation	5.6	7.2
Excess tax benefit from share-based compensation	(0.1)	(0.2)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	7.0	8.5
Net unrealized (gain) loss on hedging transactions	(0.4)	0.8
Amortization of debt issuance costs	1.4	0.8
Write-off of net debt issuance costs	2.5	—
Loss on swap terminations	26.7	—
Payment for swap terminations	(40.2)	—
Changes in operating assets and liabilities:
Receivables, net	6.7	11.1
Accounts payable and accrued expenses	0.9	(3.2)
Amounts due to founding members	1.5	(1.6)
Payment to founding members under tax sharing agreement	(18.2)	(18.0)
Income taxes and other	(19.2)	(7.6)
Other, net	(0.3)	7.3

Net cash (used in) provided by operating activities	(5.1)	52.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4.9)	(5.7)
Purchases of marketable securities	(26.3)	(20.9)
Proceeds from sale and maturities of marketable securities	32.1	20.5
Payment from founding members for intangible assets	0.2	—
Purchases of intangible assets from an affiliate	(1.6)	—

Net cash used in investing activities	(0.5)	(6.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(24.8)	(21.5)
Proceeds from borrowings	466.0	54.0
Repayments of borrowings	(421.0)	(70.2)
Payment of debt issuance costs	(8.4)	—
Founding member integration payments	—	1.3
Distributions to founding members	(23.8)	(31.5)
Excess tax benefit from share-based compensation	0.1	0.2
Proceeds from stock option exercises	1.9	4.1
Repurchase of stock for restricted stock tax withholding	(2.2)	(0.4)

Net cash used in financing activities	(12.2)	(64.0)

CHANGE IN CASH AND CASH EQUIVALENTS	(17.8)	(17.9)
CASH AND CASH EQUIVALENTS:
Beginning of period	65.9	74.4

End of period	$48.1	$56.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity (equity returned)	$10.1	$(5.5)
Increase in cost method investment	$0.6	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$36.2	$20.8
Cash paid for income taxes	$4.6	$4.3

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance—December 29, 2011	$(346.8)	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1
Distributions to founding members	(22.1)	—	—	—	—	(22.1)
Subsidiary equity issued for purchase of intangible asset	10.1	—	4.9	—	—	5.2
Income tax and other impacts of subsidiary ownership changes	(1.5)	—	(2.6)	—	0.1	1.0
Comprehensive income, net of tax	24.9			(2.8)	9.3	18.4
Share-based compensation issued	(0.3)	—	(0.3)	—	—	—
Share-based compensation expense/capitalized	5.7	—	4.3	—	—	1.4
Excess tax benefit from share-based compensation	(0.1)	—	(0.1)	—	—	—
Cash dividends declared $0.44 per share	(24.4)	—	—	(24.4)	—	—

Balance—June 28, 2012	$(354.5)	$0.5	$(370.0)	$(62.1)	$(7.9)	$85.0

Balance—December 30, 2010	$(318.4)	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to members	(27.9)	—	—	—	—	(27.9)
Subsidiary equity returned for purchase of intangible asset	(5.5)	—	(2.7)	—	—	(2.8)
Income tax and other impacts of subsidiary ownership changes	3.0	—	1.0	—	(0.2)	2.2
Comprehensive income, net of tax	30.1	—	—	8.0	0.1	22.0
Share-based compensation issued	3.7	—	3.7	—	—	—
Share-based compensation expense/capitalized	7.2	—	5.7	—	—	1.5
Cash dividends declared $0.40 per share	(22.0)	—	—	(22.0)	—	—

Balance—June 30, 2011	$(329.8)	$0.5	$(365.6)	$(34.5)	$(17.6)	$87.4

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a LLC owned by NCM, Inc., American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”) and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising and Fathom Events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under “network affiliate” agreements, which expire at various dates.

At June 28, 2012, NCM LLC had 111,978,019 common membership units outstanding, of which 54,446,443 (48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

During the first quarter of 2012, the Company restructured Fathom Events to place more focus on the Fathom Consumer Events division. Based on historical and expected future trends the Company believes the Fathom Consumer Events division has greater future growth prospects and is more aligned with the movie exhibition business and the Company’s strategy of becoming a more powerful digital media platform. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long term Fathom clients, or regulated by the founding members or to support events staged for NCM’s major advertising clients.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related-party agreements discussed in Note 4-Related-Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and income taxes. Actual results could differ from those estimates.

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

Segment Reporting— Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Consumer Events and Fathom Business Events are operating segments under ASC 280, but do not meet the quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the consolidated statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 9-Segment Reporting.

Receivables— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. At June 28, 2012, there were no advertising agency groups through which the Company sources national advertising revenue representing over 10% of the Company’s outstanding gross receivable balance. At December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenue representing approximately 15% of the Company’s outstanding gross receivable balance; however, none of the individual contracts related to the advertising agency were more than 10% of advertising revenue. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions.

Share-Based Compensation—The Company issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Compensation expense of restricted stock is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on the restricted stock and are paid when the shares vest. Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. During the three and six months ended June 28, 2012, 7,663 and 202,762 stock options were exercised at a weighted average exercise price of $13.64 and $15.20 per share, respectively. During the three and six months ended June 28, 2012, 0 and 439,738 shares of restricted stock vested upon the satisfaction of performance conditions, respectively.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended
	June 28, 2012	June 30, 2011
Net (loss) income attributable to NCM, Inc.	$(2.8)	$8.0
Subsidiary equity issued (returned) for purchase of intangible asset	4.9	(2.7)
Income tax and other impacts of subsidiary ownership changes	(2.6)	1.0

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$(0.5)	$6.3

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, and restricted stock using the treasury stock method. The components of basic and diluted earnings (loss) per NCM, Inc. share are as follows:

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Net (loss) income attributable to NCM, Inc. (in millions)	$(1.9)	$9.0	$(2.8)	$8.0

Weighted average shares outstanding:
Basic	54,442,398	53,912,351	54,291,816	53,801,768
Add: Dilutive effect of stock options and restricted stock	—	901,860	—	872,525

Diluted	54,442,398	54,814,211	54,291,816	54,674,293

Earnings (loss) per NCM, Inc. share:
Basic	$(0.03)	$0.17	$(0.05)	$0.15
Diluted	$(0.03)	$0.16	$(0.05)	$0.15

The effect of the 57,531,576; 56,879,964; 57,255,894 and 57,016,513 exchangeable NCM LLC common units held by the founding members for the quarters ended June 28, 2012 and June 30, 2011 and the six months ended June 28, 2012 and June 30, 2011, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 45,825 and 47,321 stock options and non-vested (restricted) shares for the quarter and the six months ended June 30, 2011, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value and there were 6,598,415 stock options and non-vested (restricted) shares for the quarter and six months ended June 28, 2012, excluded due to the net loss during those periods. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

3.	INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the past year. During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2011. NCM LLC recorded a net intangible asset of $9.9 million in the first quarter of 2012, as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012. During the first quarter of 2011, NCM LLC’s founding members returned a net 322,751 common membership units to NCM LLC for 2010 attendance, which reduced the net intangible asset by $5.5 million during the first quarter of 2011.

The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. The intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services.

4.	RELATED-PARTY TRANSACTIONS

Founding Member Transactions –Following is a summary of the transactions between the Company and the founding members (in millions):

Included in the Condensed Consolidated Statements of Income:	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$10.1	$10.7	$19.9	$18.9
Advertising inventory revenue (included in Advertising revenue) (2)	0.1	—	0.1	0.1
Operating expenses:
Revenue share from Fathom Events (included in Fathom Events operating costs) (3)	1.1	2.6	3.0	4.5
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.1	0.2	0.2	0.3
Theatre access fee (4)	16.3	14.8	32.0	26.9
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	0.2	0.4	0.4	0.6

(1)	For the quarters and six months ended June 28, 2012 and June 30, 2011, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA and a 30 second equivalent cost per thousand (“CPM”).
(2)	The values of such purchases are calculated by reference to NCM LLC’s advertising rate card.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(4)	Comprised of a payment per theatre attendee and a payment per digital screen with respect to the founding member theatres included in the Company’s network.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business Events customers.

Included in the Condensed Consolidated Balance Sheets:	As of June 28, 2012	As of December 29, 2011
Integration payments (included in Intangible assets) (1)	$—	$0.7
Current payable to founding members under tax sharing agreement (2)	12.7	21.6

(1)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.
(2)	The Company paid the founding members $18.2 million in the first quarter of 2012, of which $0.9 million was for the 2010 tax year and $17.3 million was for the 2011 tax year.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the quarters ended June 28, 2012 and June 30, 2011 and the six months ended June 28, 2012 and June 30, 2011 are as follows (in millions):

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
AMC	$6.2	$6.7	$6.7	$8.5
Cinemark	6.4	6.8	6.9	8.6
Regal	7.9	8.6	8.6	10.8
NCM, Inc.	19.3	21.0	20.9	26.4

Total	$39.8	$43.1	$43.1	$54.3

The mandatory distributions of available cash by NCM LLC to its founding members for the quarter ended June 28, 2012 of $20.5 million is included in amounts due to founding members on the condensed consolidated balance sheets at June 28, 2012 and will be made in the third quarter of 2012.

Amounts due to founding members at June 28, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	$0.6	$0.9	$2.2
Cost and other reimbursement	(0.3)	(0.3)	(0.2)	(0.8)
Distributions payable	6.2	6.4	7.9	20.5

Total	$6.6	$6.7	$8.6	$21.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members at December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

Related Party Affiliates — NCM LLC enters into digital content agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

Following is a summary of the transactions between the Company and its related party affiliates (in millions):

Included in Advertising operating costs in the Condensed Consolidated Statements of Income:

Related Party Affiliate	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Starplex (1)	$0.8	$0.7	$1.3	$1.1
Showplex (2)	0.1	—	0.2	—
Other (3)	0.1	—	0.2	0.1

Total	$1.0	$0.7	$1.7	$1.2

Included in Accounts payable in the Condensed Consolidated Balance Sheets:

Related Party Affiliate	June 28, 2012	December 29, 2011
Starplex (1)	$0.8	$0.7
Showplex (2)	0.1	0.1
Other (3)	0.1	0.1

Total	$1.0	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Showplex Cinemas, Inc. (“Showplex”) is an affiliate of one of NCM, Inc.’s directors.
(3)	Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	BORROWINGS

The following summarizes NCM LLC’s total outstanding debt as of June 28, 2012 and December 29, 2011 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	June 28, 2012	December 29, 2011	Maturity Date		Interest Rate
Revolver	$14.0	$44.0	April 27, 2017	(a)	(b)
Term Loan	225.0	550.0	February 13, 2015		(b)
Senior Unsecured Notes	200.0	200.0	July 15, 2021		7.875%
Senior Secured Notes	400.0	—	April 15, 2022		6.000%

Total	$839.0	$794.0

(a)	A portion of the revolver has a maturity date of December 31, 2014, as described in further detail below.
(b)	The interest rates on the revolver and term loan are described below.

Senior Secured Credit Facility— NCM LLC’s senior secured credit facility consists of a $119.0 million revolving credit facility and a $225.0 million term loan. The obligations under the facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolver— The revolving credit facility portion of the Company’s total borrowings is available, subject to certain conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

NCM LLC’s total availability under the revolving credit facility is $119.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of revolver amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the revolving credit facility termination date of December 31, 2014. On April 27, 2012, the Company entered into an amendment to its senior secured credit facility (the “Amendment”) which resulted in the maturity of the remaining $105.0 million available under the revolver to be extended to April 27, 2017, subject to acceleration if the term loan under the facility is not repaid, refinanced or extended by December 31, 2014. The Amendment became effective upon the completion of the private placement of the Senior Secured Notes (defined and discussed below) on April 27, 2012.

Borrowings under the revolver bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). In connection with the Amendment, the applicable margins on the $105.0 million portion of the revolver increased by 75 basis points based upon the then current senior secured leverage ratio to the LIBOR index plus 2.25% or the base rate plus 1.25%. The margin on the $14.0 million portion of the revolver remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolver as of June 28, 2012 was 1.74%.

Term Loan— The term loan bears interest at the Company’s option of either the LIBOR index plus 1.50% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 0.50%. The interest rate on the term loan was lowered from the LIBOR index plus 1.75% and the base rate plus 0.75% in the first quarter of 2011 due to an upgrade in the corporate credit rating by the credit agencies specified in the facility. The weighted-average interest rate on the term loan as of June 28, 2012 was 1.97% without giving effect to the interest rate swaps. As of June 28, 2012, interest rate swaps resulted in the entire $225.0 million term loan to have a fixed annual interest rate of 6.484% (both those accounted for as hedges and those that are not). Interest payments are made quarterly. See Note 8-

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Instruments and Hedging Activities for further discussion of the interest rate swaps. In connection with the Amendment and the private placement of $400.0 million of Senior Secured Notes (defined below) on April 27, 2012, the Company paid down its term loan by $325.0 million, reducing the balance from $550.0 million to $225.0 million. During the quarter ended June 28, 2012, the Company recorded a non-cash charge of $2.5 million for the write-off of net deferred issuance costs associated with the payment on the term loan.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance at June 28, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of June 28, 2012, the Company’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”). The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of June 28, 2012.

Senior Secured Notes due 2022— On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, commencing October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of June 28, 2012.

6.	COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $31.4 million over the remaining terms of the network affiliate agreements. As of June 28, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes— The Company is subject to taxation in the U.S. and various states. NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of NCM, Inc.’s initial public offering, (“IPO”). As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with, and has contested, the IRS’ positions. As of June 28, 2012 and December 29, 2011, there were no unrecognized tax benefits.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. The Company submitted its written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and intends to dispute the adjustments through the administrative appeals process.

It is reasonably possible that the Company may be required to pay additional amounts to the founding members under the tax sharing agreement, which would be offset by refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to the founding members or refunds from the various taxing authorities cannot be reasonably estimated and as such no amounts are included in the condensed consolidated financial statements herein.

7.	FAIR VALUE MEASUREMENT

Fair Value Measurements— Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of June 28, 2012		As of December 29, 2011
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loan	$225.0	$225.0	$550.0	$530.6
Senior Unsecured Notes	200.0	212.0	200.0	198.4
Senior Secured Notes	400.0	408.0	—	—

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of June 28, 2012 or December 29, 2011 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.2 million as of June 28, 2012 and December 29, 2011, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$39.0	$39.0	$—	$—
Short-term marketable securities (2)	26.5	26.5	—	—

Total assets	$65.5	$65.5	$—	$—

LIABILITIES:
Current portion of interest rate swap agreements (3)	$10.2	$—	$10.2	$—
Interest rate swap agreements (3)	16.0	—	16.0	—

Total liabilities	$26.2	$—	$26.2	$—

		Fair Value Measurements at Reporting Date Using
	As of December 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$44.9	$$44.9	$—	$—
Short-term marketable securities (2)	14.2	14.2	—	—
Long-term marketable securities (2)	18.0	18.0	—	—

Total assets	$77.1	$77.1	$—	$—

LIABILITIES:
Current portion of interest rate swap agreements (3)	$24.0	$—	$24.0	$—
Interest rate swap agreements (3)	46.8	—	46.8	—

Total liabilities	$70.8	$—	$70.8	$—

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value.
(2)	Short-Term and Long-Term Marketable Securities — The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. For the quarters and six months ended June 28, 2012 and June 30, 2011, there were no net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. As of June 28, 2012 and December 29, 2011 there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.
(3)	Interest Rate Swap Agreements— The carrying amount and fair value of the interest rate swap agreements are equivalent since the Company accounts for these instruments at fair value. Refer to Note 8-Derivative Instruments and Hedging Activities.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of June 28, 2012 and December 29, 2011 are as follows:

	As of June 28, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$11.0	$11.0	1.4
Short-term commercial paper:
Financial	6.5	6.5	0.2
Industrial	7.1	7.1	0.1
Municipal	1.9	1.9	0.2

Total marketable securities	$26.5	$26.5

(1)	Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term.

	As of December 29, 2011
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$9.2	$9.2	0.2
Short-term commercial paper:
Financial	5.0	5.0	0.1

Total short-term marketable securities	$14.2	$14.2

Long-term U.S. government agency bonds	18.0	18.0	1.8

Total long-term marketable securities	18.0	18.0

Total marketable securities	$32.2	$32.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

As of June 28, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

		Fair Value of Derivative Liability as of
	Balance Sheet Location	June 28, 2012	December 29, 2011
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$5.1	$18.0
Interest rate swap agreements	Other Liabilities	8.0	35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	5.1	6.0
Interest rate swap agreements	Other Liabilities	8.0	11.7

Total derivatives		$26.2	$70.8

NCM LLC has interest rate swap agreements with four counterparties that, at their inception, qualified for and were designated as cash flow hedges against interest rate exposure on the $225.0 million of currently outstanding debt obligations under the senior secured credit facility. The interest rate swap agreements have the effect of converting the Company’s variable rate term loan to a fixed rate of 6.484% and the term of the swaps coincides with the term loan maturity date of February 13, 2015.

On April 27, 2012, the Company amended its existing interest rate swap agreements terminating a notional amount of $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company’s interest rate exposure relating to the remaining $225.0 million term loan debt balance remains hedged at 6.484%. Since the forecasted transactions, or quarterly interest payments, on the $325.0 million term loan prepayment are no longer probable of occurring, the Company discontinued cash flow hedge accounting on those swaps and reclassified the corresponding outstanding balance in Accumulated Other Comprehensive Income (“AOCI”) related to those interest rate swaps into earnings. For the quarter and six months ended June 28, 2012, the Company recorded a loss in its Condensed Consolidated Statements of Income of approximately $26.7 million related to the partial swap terminations.

The swaps were terminated ratably among the four counterparties, however, the Company’s cash flow hedge accounting designation for each swap was pegged to varying balances of the underlying term loan. If after the partial swap terminations, an interest rate swap remained outstanding and the underlying term loan designated for cash flow hedge accounting was paid down, cash flow hedge accounting was discontinued because the underlying debt instrument is no longer outstanding and the interest payments are no longer probable of occurring. Any future changes to the fair value of these interest rate swaps will be recorded as a change in derivative fair value in the Condensed Consolidated Statements of Income.

The Company also discontinued cash flow hedge accounting for swaps in which the Company partially terminated its swap with the counterparty, however, the corresponding term loan associated with those swaps remained outstanding. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI unless it is not probable that the forecasted transaction will occur by the end of the originally specified time period. As of April 27, 2012, there was approximately $13.9 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, as the underlying debt transactions remain probable of occurring, and will be amortized in the Condensed Consolidated Statements of Income over the remaining term or February 13, 2015. The Company estimates approximately $5.1 million will be amortized to change in derivative fair value in the Condensed Consolidated Statements of Income in the next 12 months.

During the periods presented, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty. In connection with the swap terminations in April 2012, the entire balance of this swap was terminated and the remaining balance in AOCI was reclassified into earnings during the second quarter of 2012.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the interest rate swaps that were partially terminated and still have remaining amounts outstanding under the interest rate swap agreements and the underlying term loan remains outstanding, the Company has continued to elect cash flow hedge accounting. Since the instruments were determined to be effective at June 28, 2012 and December 29, 2011, changes to the fair value of the interest rate swaps were recorded within Other Comprehensive Income. There were no amounts reclassified into current earnings due to ineffectiveness during the periods presented other than as described herein.

The effect of derivative instruments with cash flow hedge accounting on the condensed consolidated financial statements for the quarters ended June 28, 2012 and June 30, 2011 and six months ended June 28, 2012 and June 30, 2011 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Quarters Ended		Six Months Ended		Quarters Ended		Six Months Ended
	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Interest Rate Swaps	$26.0	$(9.6)	$23.8	$(9.6)	$(2.4)	$(4.9)	$(7.0)	$(9.8)

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the quarters ended June 28, 2012 and June 30, 2011 and six months ended June 28, 2012 and June 30, 2011 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Quarters Ended		Six Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Realized loss on derivative instruments	Interest on borrowings	$(1.4)	$(1.6)	$(3.0)	$(3.2)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	0.8	(1.7)	1.5	(0.2)
Amortization of AOCI on discontinued cash flow hedges	Change in derivative fair value	(0.8)	(0.3)	(1.1)	(0.6)

Total		$(1.4)	$(3.6)	$(2.6)	$(4.0)

9.	SEGMENT REPORTING

Advertising revenue accounted for 92.0%, 86.5%, 88.6% and 85.3% of consolidated revenue for the quarters ended June 28, 2012 and June 30, 2011, and the six months ended June 28, 2012 and June 30, 2011, respectively. The following table presents revenue less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Quarter Ended June 28, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$101.3	$8.8	$—	$110.1
Operating costs	24.2	6.5	5.2	35.9
Selling and marketing costs	13.9	1.0	0.6	15.5
Administrative and other costs	1.1	0.2	7.1	8.4
Depreciation and amortization	—	—	5.0	5.0

Operating income (loss)	$62.1	$1.1	$(17.9)	$45.3

	Quarter Ended June 30, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$98.6	$15.4	$—	$114.0
Operating costs	20.7	10.7	4.8	36.2
Selling and marketing costs	12.2	2.0	0.7	14.9
Administrative and other costs	0.7	0.2	7.5	8.4
Depreciation and amortization	—	—	4.3	4.3

Operating income (loss)	$65.0	$2.5	$(17.3)	$50.2

	Six Months Ended June 28, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$167.6	$21.6	$—	$189.2
Operating costs	44.7	15.5	10.2	70.4
Selling and marketing costs	25.8	2.8	1.4	30.0
Administrative and other costs	1.4	0.4	14.8	16.6
Depreciation and amortization	—	—	9.9	9.9

Operating income (loss)	$95.7	$2.9	$(36.3)	$62.3

	Six Months Ended June 30, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$157.7	$27.1	$—	$184.8
Operating costs	36.3	18.3	9.7	64.3
Selling and marketing costs	23.8	4.1	1.6	29.5
Administrative and other costs	1.4	0.4	15.1	16.9
Depreciation and amortization	—	—	8.9	8.9

Operating income (loss)	$96.2	$4.3	$(35.3)	$65.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of revenues by category (in millions):

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
National advertising revenue	$71.9	$67.7	$117.5	$106.0
Founding member advertising revenue from beverage concessionaire agreements	10.1	10.7	19.9	18.9
Local advertising revenue	19.3	20.2	30.2	32.8
Fathom Consumer revenue	8.5	12.1	18.1	20.0
Fathom Business revenue	0.3	3.3	3.5	7.1

Total revenue	$110.1	$114.0	$189.2	$184.8

10.	SUBSEQUENT EVENTS

On August 2, 2012, the Company declared a cash dividend of $0.22 per share (approximately $12 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on August 16, 2012 to be paid on August 30, 2012.

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

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and Fathom Event services in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming and Fathom Event programming are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold monthly meetings with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location, as well as, our operating cash flow and related financial leverage and revolving credit facility to ensure that there is adequate cash availability to fund our debt obligations and current and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 24, 2012 for the Company’s fiscal year ended December 29, 2011.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA. See “Non-GAAP Financial Measures” below for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share and per attendee data)	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Revenue	$110.1	$114.0	$189.2	$184.8
Operating income	$45.3	$50.2	$62.3	$65.2
Adjusted OIBDA	$53.0	$57.7	$77.8	$81.3
Adjusted OIBDA margin	48.1%	50.6%	41.1%	44.0%
Net (loss) income attributable to NCM, Inc.	$(1.9)	$9.0	$(2.8)	$8.0
Net (loss) income per NCM, Inc. basic share	$(0.03)	$0.17	$(0.05)	$0.15
Net (loss) income per NCM, Inc. diluted share	$(0.03)	$0.16	$(0.05)	$0.15
Total advertising revenue	$101.3	$98.6	$167.6	$157.7
Total theatre attendance	175.0	175.6	344.0	308.8
Total advertising revenue per attendee	$0.579	$0.562	$0.487	$0.511

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

OIBDA and Adjusted OIBDA do not reflect the Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. Regal made Consolidated Theatres payments to NCM LLC through June 2011 pursuant to the ESAs, which were $0.5 million and $0.7 million for the quarter ended June 30, 2011 and the six months ended June 30, 2011, respectively.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Quarter Ended June 28, 2012	Quarter Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Operating income	$45.3	$50.2	$62.3	$65.2
Depreciation and amortization	5.0	4.3	9.9	8.9

OIBDA	50.3	54.5	72.2	74.1
Share-based compensation costs (1)	2.7	3.2	5.6	7.2

Adjusted OIBDA	$53.0	$57.7	$77.8	$81.3

Total Revenue	$110.1	$114.0	$189.2	$184.8

Adjusted OIBDA margin	48.1%	50.6%	41.1%	44.0%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the quarters and six months ended June 28, 2012 and June 30, 2011 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Quarters Ended June 28, 2012 and June 30, 2011

Revenue. Total revenue of the Company for the quarter ended June 28, 2012 was $110.1 million compared to $114.0 million for the quarter ended June 30, 2011, a decrease of $3.9 million, or 3.4%. The decrease in total revenue was primarily the result of a decrease in Fathom Events revenue of $6.6 million, or 42.9%, partially offset by a $2.7 million, or 2.7%, increase in total advertising revenue from $98.6 million for the quarter ended June 30, 2011 to $101.3 million for the quarter ended June 28, 2012.

National advertising revenues of $82.0 million (including $10.1 million of beverage revenue) for the quarter ended June 28, 2012 increased 4.6% from $78.4 million (including $10.7 million of beverage revenue) for the quarter ended June 30, 2011. National advertising revenue (excluding beverage revenue) for the quarter ended June 28, 2012 increased $4.2 million or 6.2% to $71.9 million from $67.7 million for the quarter ended June 30, 2011. The $4.2 million increase was primarily due to a 2.5% increase in national advertising CPM’s (excluding beverage revenue), as well as increases in lobby based revenue, partially offset by a $0.7 million decrease in content partner spending in the quarter ended June 28, 2012. Additionally, there was a slight decrease in inventory utilization (excluding beverage revenue) to 90.3% for the quarter ended June 28, 2012 from 91.5% for the quarter ended June 30, 2011. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. The 5.6% decrease in beverage revenue was due primarily to the impact of a decrease in founding member attendance for the second quarter of 2012 as compared to the second quarter of 2011, partially offset by a slight contractual increase in the beverage revenue CPM. The decrease in founding member attendance was due primarily to a weaker film slate in June of 2012 compared to June of 2011.

Local advertising revenue decreased $0.9 million or 4.5% to $19.3 million for the current quarter compared to $20.2 million for the quarter ended June 30, 2011. The Company’s number of local advertising contracts increased 3.7%, while the average contract value decreased 8.1% due to a decrease in the number of larger regional clients and nationally recognized clients (which generally have higher average contract values) placing ads locally. Local revenue per theatre attendee decreased 4.3% to $0.110 per attendee for the second quarter of 2012 compared to $0.115 for the second quarter of 2011 as a result of the decrease in local advertising revenue and the impact of a 0.3% decrease in network theatre attendance.

Total advertising revenue (including beverage revenue) per attendee for the quarter ended June 28, 2012 increased 3.0%. Total advertising revenue per attendee (excluding beverage revenue) for the quarter ended June 28, 2012 increased 4.0% to $0.521 compared to $0.501 for the quarter ended June 30, 2011. The increase in the advertising revenue per attendee was due to the 2.7% increase in total advertising revenue (including beverage revenue), and the impact of a 0.3% decrease in network theatre attendance.

Fathom Events revenue decreased 42.9% to $8.8 million for the quarter ended June 28, 2012 as compared to $15.4 million for the quarter ended June 30, 2011 due to a $3.6 million, or 29.8%, decrease in the Fathom Consumer Events division and a $3.0 million, or 90.9%, decrease in revenue related to the wind-down of our Fathom Business Events division during the first quarter of 2012. The decrease in the Fathom Consumer Events division revenue was primarily due to a 7.1% decrease in the number of event nights and a 26.2% decrease in revenue per event site.

Operating expenses. Total operating expenses for the quarter ended June 28, 2012 were $64.8 million, an increase of 1.6% compared to $63.8 million for the quarter ended June 30, 2011. Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $8.0 million for the quarter ended June 28, 2012 increased 35.6% from $5.9 million for the quarter ended June 30, 2011. This increase was primarily the result of a $1.6 million increase in payments made to our advertising affiliates primarily due to an increase in network affiliate screens as well as the increase in national advertising revenue (excluding beverage revenue). Network affiliate screens represented 20.0% of total network screens as of June 28, 2012 versus 15.7% as of June 30, 2011.

Fathom Events operating costs. Fathom Events operating costs of $6.5 million for the quarter ended June 28, 2012 decreased 39.3% compared to $10.7 million during the quarter ended June 30, 2011. The decrease was primarily the result of a decrease in content payments and revenue share amounts to theatre circuits related to the lower revenue generated by the Fathom Consumer Events division, as well as lower costs associated with the Fathom Business Events division due to the wind-down of the division in the first quarter of 2012.

Network costs. Network costs of $5.1 million for the quarter ended June 28, 2012 increased 6.3% from $4.8 million for the quarter ended June 30, 2011 primarily due to a 7.9% increase in the average number of network screens during the second quarter of 2012 versus the second quarter of 2011.

Theatre access fees. Theatre access fees were $16.3 million for the quarter ended June 28, 2012 compared to $14.8 million for the quarter ended June 30, 2011. The $1.5 million, or 10.1% increase for the second quarter of 2012 versus the second quarter of 2011 was due to the impact of a contracted annual 5% rate increase per digital screen, an 8% increase in the payment per patron fee (the payment per patron fee increase occurs every five years with the first such increase taking effect in 2012) as specified in the ESA, and an increase in payments to our founding members associated with obtaining access to a larger number of the higher quality digital cinema equipment. As of June 28, 2012 our FirstLook pre-show was being shown on 67.5% of screens with digital cinema projectors versus 32.4% as June 30, 2011. These increases to theatre access fees were partially offset by a 5.0% decrease in founding member attendance.

Selling and marketing costs. Selling and marketing costs increased to $15.5 million, or 4.0% for the quarter ended June 28, 2012 compared to $14.9 million for the quarter ended June 30, 2011. This increase was primarily due to an increase in advertising related sales and marketing expense, partially offset by lower costs associated with marketing the Fathom Business Events division due to the wind-down of the division in the first quarter of 2012. The increase in advertising related sales and marketing expense was due to $0.4 million of increased online publisher expenses which were directly attributable to a $0.5 million increase in online and mobile revenue.

Administrative and other costs. Administrative and other costs for the quarter ended June 28, 2012 were $8.4 million which was consistent with the quarter ended June 30, 2011. Lower personnel costs were offset by higher professional service fees.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million to $5.0 million for the quarter ended June 28, 2012, compared to $4.3 million for the quarter ended June 30, 2011, primarily from increased amortization expense recognized on intangible assets for new network affiliate agreements added during 2011 and 2012.

Net income (loss). Net loss for the quarter ended June 28, 2012 was $1.9 million, a decrease of 10.9 million from the $9.0 million of net income for the quarter ended June 30, 2011. The decrease was due primarily to a $26.7 million loss on the termination of a portion of our interest rate swap agreements associated with the portion of our term loan that was paid down during the second quarter of 2012 with the proceeds from the issuance of Senior Secured Notes. Additionally, the decrease in net income was due to a $4.9 million decrease in operating income, a $3.8 million increase in interest on borrowings due primarily to the issuance of the Senior Unsecured Notes in July 2011 and to a lesser extent the issuance of our Senior Secured Notes in April 2012, and a $2.4 million increase in other non-operating expenses due primarily to the write-off of unamortized debt issuance costs on the term loan. These decreases were partially offset by an $18.3 million decrease in net income attributable to noncontrolling interests, a $6.5 million decrease in the provision for income taxes, and a $2.0 million decrease in the charge related to the change in derivative fair value. Noncontrolling interest expense decreased $18.3 million to $1.0 million for the quarter ended June 28, 2012 due to lower NCM LLC net income. The decrease in the provision for income taxes of $6.5 million was due primarily to lower taxable income. The change in derivative fair value resulted in an immaterial pre-tax non-cash charge for the quarter ended June 28, 2012 compared to a pre-tax non-cash charge of $2.0 million for the quarter ended June 30, 2011, due to the change in the fair value of interest rate hedges associated with our senior secured credit facility, resulting from decreases in market interest rates.

Six Months Ended June 28, 2012 and June 30, 2011

Revenue. Total revenue of the Company for the six months ended June 28, 2012 was $189.2 million compared to $184.8 million for the six months ended June 30, 2011, an increase of $4.4 million, or 2.4%. The increase in total revenue was the result of an increase in total advertising revenue of $9.9 million, or 6.3%, partially offset by a $5.5 million, or 20.3% decrease in Fathom Events revenue.

National advertising revenues of $137.4 million (including $19.9 million of beverage revenue) for the six months ended June 28, 2012 increased 10.0% from $124.9 million (including $18.9 million of beverage revenue) for the 2011 period. National advertising revenue (excluding beverage revenue) for the six months ended June 28, 2012 increased 10.8% to $117.5 million compared to $106.0 million for the six months ended June 30, 2011. This increase in revenue was primarily due to an increase in national inventory utilization from 82.8% for the six months ended June 30, 2011 to 83.6% for the six months ended June 28, 2012 on an 11.4% increase in theatre network attendance over the same six month period. This increase in inventory utilization was driven by our focus on increasing inventory utilization in lower demand months (primarily January through April) through more flexible pricing structures which contributed to a 4.2% decrease in national advertising CPM’s (excluding beverage revenue) during the current six month period. Additionally, inventory utilization benefited from a $1.3 million increase in content partner spending in the six months ended June 28, 2012 over the comparable prior year period. The 5.3% increase in payments from the founding members for their beverage concessionaire agreements was due primarily to an increase in founding member attendance for the first five months of 2012 as compared to the same period in 2011, combined with a slight increase in the beverage revenue CPM. The increase in founding member attendance in the first five months of 2012 reflects a stronger film slate compared to the first five months of 2011 that was partially offset by the weaker film slate in June of 2012 compared to June of 2011.

Local advertising revenue decreased $2.6 million, or 7.9% to $30.2 million for the six months ended June 28, 2012 compared to $32.8 million for the six months ended June 30, 2011. The Company’s total number of local advertising contracts increased 2.3%, while the average contract value decreased 9.7% due to a decrease in the number of larger regional clients and nationally recognized clients placing ads locally. Local revenue per theatre attendee for the six months ended June 28, 2012 decreased 17.0% to $0.088 per attendee compared to $0.106 for the six months ended June 30, 2011 due to the local advertising revenue decrease and theatre network attendance increase of 11.4%.

Total advertising revenue (including beverage revenue) per attendee for the six months ended June 28, 2012 decreased 4.7% to $0.487 per attendee, from $0.511 per attendee for the six months ended June 30, 2011. Total advertising revenue per attendee (excluding beverage revenue) decreased 4.5% to $0.429 from $0.449 for the 2011 period. The decrease in the advertising revenue per attendee was due to the 6.3% increase in total advertising revenue (including beverage revenue), offset by the impact of the 11.4% increase in theatre attendance.

Fathom Events revenue decreased $5.5 million, or 20.3%, to $21.6 million in the first half of 2012, compared to the first half of 2011 due primarily to a $3.6 million, or 50.7%, decrease in Fathom Business Events revenue and $1.9 million, or 9.5% decrease in Fathom Consumer Events revenue. The Fathom Business Event revenue decrease related to the wind-down of the Fathom Business Events division during the first quarter of 2012, while the Fathom Consumer Events revenue decrease was due to a decrease of 19.4% in revenue per event site, offset by a 15.9% increase in the number of events in the first half of 2012 versus 2011.

Operating expenses. Total operating expenses for the six months ended June 28, 2012 were $126.9 million, a 6.1% increase compared to $119.6 million for the six months ended June 30, 2011. Set forth below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs of $12.7 million for the six months ended June 28, 2012 increased 35.1% compared to $9.4 million for the 2011 period. This increase was primarily the result of a $3.1 million increase in payments made to our advertising affiliates primarily due to an increase in network affiliate screens as well as the increase in national advertising revenue (excluding beverage revenue). Network affiliate screens represented 20.0% of total network screens as of June 28, 2012 versus 15.7% as of June 30, 2011. The increase was primarily due to the addition of 9 new network affiliates with 863 screens since the end of the first half of 2011.

Fathom Events operating costs. Fathom Events operating costs of $15.5 million for the six months ended June 28, 2012 decreased 15.3% compared to $18.3 million during the 2011 period. The decrease was primarily due to the wind-down of the Fathom Business Events division in the first quarter of 2012 and lower content payments due to decreased Fathom Consumer Events revenue in the first half of 2012.

Network costs. Network costs increased 5.2% to $10.2 million for the six months ended June 28, 2012 from $9.7 million for the six months ended June 30, 2011, primarily due to a 6.4% increase in the average number of network screens during the first half of 2012 versus the first half of 2011.

Theatre access fees. Theatre access fees were $32.0 million for the six months ended June 28, 2012 compared to $26.9 million for the six months ended June 30, 2011. The $5.1 million, or 19.0%, increase for the first six months of 2012 versus the first six months of 2011 was related to a 6.1% increase in founding member attendance, the impact of the annual 5% rate increase per digital screen, the 8% increase in the payment per patron fee (the payment per patron fee increase occurs every five years with the first such increase taking effect in 2012) as specified in the ESA, and an increase in payments to our founding members associated with obtaining access to a larger number of the higher quality digital cinema equipment. As of June 28, 2012 our FirstLook pre-show was being shown on 67.5% of screens with digital cinema projectors versus 32.4% as of June 30, 2011.

Selling and marketing costs. Selling and marketing costs increased to $30.0 million for the six months ended June 28, 2012 compared to $29.5 million for the six months ended June 30, 2011, an increase of 1.7%. This increase was primarily due to an increase in various advertising related sales, marketing, and research costs, partially offset by lower costs associated with marketing the Fathom Business Events division due to the wind-down of the division in the first quarter of 2012.

Administrative and other costs. Administrative and other costs for the six months ended June 28, 2012 were $16.6 million compared to $16.9 million for the 2011 period. The 1.8% decrease is due to decreased personnel costs specifically related to a $1.3 million decrease in non-cash share-based compensation offset by higher professional services expense.

Depreciation and amortization. Depreciation and amortization expense increased $1.0 million to $9.9 million for the first six months of 2012 compared to $8.9 million for the same period in 2011 primarily from increased amortization expense recognized on intangible assets for new network affiliate agreements added during 2011 and 2012.

Net income (loss). Net loss for the six months ended June 28, 2012 was $2.8 million, a decrease of $10.8 million from the $8.0 million of net income for the six months ended June 30, 2011. The decrease was due primarily to a $26.7 million loss on the termination of a portion of the interest rate swap agreement associated with the portion of our term loan that was paid down during the second quarter of 2012 with the proceeds from the issuance of Senior Secured Notes. Additionally, the decrease in net income was due to a $7.0 million increase in interest on borrowings due primarily to the issuance of Senior Unsecured Notes in July 2011 and to a lesser extent the issuance of our Senior Secured Notes in April 2012, as well as a $2.9 million decrease in operating income. These decreases were partially offset by a $19.3 million decrease in net income attributable to noncontrolling interests, a $6.1 million decrease in the provision for income taxes, and a $1.2 million decrease in the charge related to the change in derivative fair value. Noncontrolling interest expense decreased $19.3 million to $2.6 million for the six months ended June 28, 2012 due to lower NCM LLC net income. The decrease in the provision for income taxes of $6.1 million to a benefit for income taxes of $1.4 million for the first half of 2012 was due primarily to lower taxable income. The change in derivative fair value resulted in a $0.4 million pre-tax non-cash gain for the six months ended June 28, 2012 compared to a pre-tax non-cash charge of $0.8 million for the six months ended June 30, 2011, due to the change in the fair value of interest rate hedges associated with our senior secured credit facility.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter advertising market in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, increasing scale of our national network and the related increase in salable advertising impressions, the effectiveness of cinema advertising relative to other advertising mediums, as well as the effectiveness, quality and number of Fathom programming events, and the number of live broadcast locations.

Subsequent to the first half of 2011, we added several new affiliate theatres to our national network including: Ayrsley Theatre Operators, Cinema Supply Incorporated, Coming Attractions Theatres, Inc., Dickinson Theatres,

Inc., Digital Cinema Destinations Corp., King Theatres Circuit LLC, Odyssey Entertainment, Inc. (CineMagic Theatres) and I.T.B.S. (Southeast Cinemas), Star Cinema Grill, Texas Cinemas, Corp. United Entertainment Corp and VSS Southern Theatres LLC, and in the third quarter of 2012 we have contracted to add Loeks Theatres, Inc. (Celebration! Cinema) and O’Neil Entertainment Group and we are discussing network affiliate relationships with other theatre circuits that could be added during 2012 and in later years. In total, these contracted new founding member and affiliate theatres that have joined our network subsequent to the second half of 2011 are expected to add approximately 32 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 448 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2012 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to our founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2012 and in 2011, we sold 60 seconds to our founding members. We expect to continue to sell 60 seconds of time to the founding members in the remainder of 2012 and for the foreseeable future.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron will increase by 8% every five years with the first such increase taking effect for fiscal year 2012 and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Beginning on October 1, 2010, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business pursuant to an amendment of the ESAs entered into during 2010, which will increase in 2012 as additional screens will be equipped with the new digital cinema equipment and increases annually by 5%. At the end of the current quarter, 60.8% of our network screens were showing advertising on founding member digital cinema projectors versus 28.9% at the end of the first half of 2011.

As discussed in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document, NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc.

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. The Company submitted its written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and intends to dispute the adjustments through the administrative appeals process. Should the IRS claims prevail, the Company could be required to pay additional amounts to the founding members under the tax sharing agreement and then could request refunds from various federal and state taxing authorities, and thus it is not expected to have a material adverse impact on cash balances or cash flow of the Company.

On April 27, 2012 we amended our senior secured credit facility agreement and completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes due 2022. A portion of the proceeds were used to prepay $325.0 million of outstanding term loan borrowings under our senior secured credit facility, approximately $25.0 million of outstanding debt under our revolving credit facility and $40.2 million to terminate the swap agreements associated with the term loan borrowings. In conjunction with this bond placement we also restructured our senior secured credit facility to extend the maturity of $105.0 million of our revolving credit facility through April 2017, subject to acceleration if the term loan is not repaid, refinanced or extended by December 31, 2014. In addition, the interest rate margin on the revolving credit facility increased by 75 basis points and the covenants were amended to permit the issuance of the Senior Secured Notes. As a result of these transactions, we have extended the average maturities of our debt by over three years as well as increased our liquidity, as discussed in detail below. As a result of the debt restructurings, our interest expense on borrowings is projected to increase approximately $1.2 million for the second half of 2012 compared to the comparable period of 2011.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of June 28, 2012, our cash, cash equivalents and short-term marketable securities balance was $74.6 million, a decrease of $23.5 million compared to the balance of $98.1 million as of December 29, 2011. The cash, cash equivalent and marketable securities at June 28, 2012, combined with $105.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $179.6 million or a $6.5 million increase versus December 29, 2011. Our cash balances will fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to our founding members, interest payments on our term loan and the Senior Notes, and principal payments on debt, income tax payments, tax sharing payments to our founding members and quarterly dividends to NCM, Inc.’s common shareholders. As of June 28, 2012, our cash, cash equivalents and marketable securities totaled $74.6 million, an increase of $10.2 million, compared to $64.4 million as of June 30, 2011. Our total liquidity availability increased $70.2 million to $179.6 million at June 28, 2012 compared to $109.4 million at June 30, 2011.

We have generated and used cash as follows (in millions):

	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
Operating cash flow	$(5.1)	$52.2
Investing cash flow	$(0.5)	$(6.1)
Financing cash flow	$(12.2)	$(64.0)

•

Operating Activities. The decrease in cash provided by operating activities for the six months ended June 28, 2012 versus the six months ended June 30, 2011 was primarily due to the payment of $40.2 million for partial interest rate swap terminations, the decrease in operating income and the increase in interest on borrowings and other non-operating expense.

•

Investing Activities. The cash used for investing cash flows for the six months ended June 28, 2012 decreased compared to the level of investing cash flow for the six months ended June 30, 2011. The decrease was due to lower capital expenditures of $0.8 million and an increase of $6.2 million in proceeds from marketable securities, net of purchases. These changes were partially offset by a $1.6 million increase in the use of cash for payments made to new affiliates.

•

Financing Activities. Cash used in financing activities decreased by $51.8 million during the six months ended June 28, 2012 compared to the six months ended June 30, 2011. The decrease was due primarily to an increase in cash proceeds from borrowings, net of payments, of $61.2 million related to the issuance of the Senior Secured Notes during the period. This increase to cash provided by financing activities was partially offset by cash used for the payment of $8.4 million in costs associated with the debt issuance.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which at June 28, 2012 were $66.2 million (not including NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. Refer to the audited condensed financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2011 for a detailed discussion of the debt transactions in the third quarter of 2011 and Note 5-Borrowings to the unaudited condensed consolidated financial statements included elsewhere in this document for a detailed discussion of the debt transactions in the second quarter of 2012.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality in advertising, interest on borrowings and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the quarter ended June 28, 2012 (which will be made during the third quarter of 2012) was $39.8 million, of which $19.3 million was distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared on August 2, 2012 of $0.22 per share (approximately $12.0 million) which will be paid on August 30, 2012. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during the second quarter of 2012 and as a result has extended the average maturity by over three years and increased its liquidity, while not meaningfully impacting free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2011 and incorporated by reference herein. As of June 28, 2012, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 4-Related-Party Transactions to the unaudited condensed consolidated financial statements in Item 1 on this Form 10-Q.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the six months ended June 28, 2012, however in April 2012 we completed a restructuring of our indebtedness. Refer to Note 5-Borrowings to the unaudited condensed consolidated financial statements included in Item 1 on this Form 10-Q and “Known Trends and Uncertainties” above for a detailed discussion of the debt transactions in the second quarter of 2012.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Events. Both advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theatre attendance levels. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009, 2010 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. We have entered into interest rate swap arrangements economically hedging the entire $225.0 million outstanding variable rate term loan at a fixed interest rate of 6.484%. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. At June 28, 2012, the only interest rate risk that we are exposed to is related to our $119.0 million revolving credit facility and thus a 100 basis point fluctuation in market interest rates would have the effect of increasing or decreasing our cash interest expense by approximately $0.1 million for an annual period on the $14.0 million outstanding as of June 28, 2012 on our revolving credit facility. Because each of our interest rate swaps was in a liability position at June 28, 2012, we are not currently exposed to counterparty risk related to the swaps. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2011 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of June 28, 2012, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 28, 2012 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended June 28, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(4)	Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(4)	Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.1).

4.3	(4)	Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(5)	Amendment No. 3, dated as of April 27, 2012, to Credit Agreement by and among National CineMedia, LLC, Barclays Bank PLC, as administrative agent, and the Lenders party thereto.

10.3	(6)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and American Multi-Cinema, Inc.

10.4	(7)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Cinemark USA, Inc.

10.5	(8)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Regal Cinemas, Inc.

10.6	(9)	National CineMedia, Inc. 2012 Performance Bonus Plan

10.7	*	Confirmation of Partial Termination of Swap, dated May 21, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.8	*	Confirmation of Partial Termination of Swap, dated May 22, 2012, between National CineMedia, LLC and Credit Suisse International.

10.9	*	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.10	*	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and Barclays Bank PLC.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated by reference to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 10, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.

(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(7)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(8)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 4, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC. (Registrant)

Date: August 3, 2012	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2012	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)