Form 10-K
period 2012-12-27
National CineMedia, Inc.
filed 2013-02-22
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 28, 2012, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $731,420,007.

As of February 14, 2013, 57,880,844 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2012 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions

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

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theatres and American Multi-Cinema, Inc., which became party to an amended and restated exhibitor services agreement, or “ESA,” with NCM LLC upon completion of the IPO;

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

•	“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of NCM LLC’s founding members, as described above, upon completion of NCM, Inc’s IPO.

•	“Founding members” refers to AMC, Cinemark and Regal.

•	“OIBDA” refers to operating income (loss) before depreciation and amortization expense;

•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs, deferred stock compensation and severance plan costs; and

•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can”, “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	changes in the ESAs or lack of support by NCM LLC’s founding members;

•	non-competition provisions of the ESAs being deemed unenforceable;

•	bankruptcy of one of NCM LLC’s founding members;

•	national, regional and local economic conditions that may affect the markets in which we operate;

•	the levels of expenditures on advertising in general and cinema advertising in particular;

•	increased competition within the overall advertising industry;

•

technological changes and innovations, including three-dimensional (“3-D”), digital cinema, alternative methods for delivering movies to consumers and failures or disruptions of our technology systems;

•	failure to effectively manage or continue our growth;

•	the popularity of major motion picture releases and level of theatre attendance, including at NCM LLC’s founding members’ theatres;

•	failure to retain our senior management;

•	shifts in population and other demographics;

•	infringement of our technology on intellectual property rights owned by others;

•	our ability to renew expiring advertising contracts at favorable rates, or to replace them with new contracts that are comparably favorable to us;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	NCM LLC’s founding members’ ability to compete with us, influence our affairs and benefit from corporate opportunities that might otherwise be available to us;

•

risks and uncertainties relating to our significant indebtedness and investments, including the availability and adequacy of cash flows to meet our debt service requirements and any other indebtedness that we may incur in the future;

•	fluctuations in operating costs, capital expenditures, revenue and Adjusted OIBDA;

•	future issuance of membership units;

•	determination that NCM, Inc. or any of NCM LLC’s founding members is an investment company;

•	determination that any amount of our tax benefits should not have been available;

•	changes in market interest rates and stock prices; and

•	other factors described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

This list of factors that may affect future performance and the accuracy of forward-looking statements are illustrative and not exhaustive. Our actual results, performance or achievements could differ materially from those indicated in these statements as a result of additional factors as more fully discussed in the section titled “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Given these uncertainties, readers are cautioned not to place undue reliance on our forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. We disclaim any intention or obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

The Company

NCM, Inc., a Delaware corporation was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary NCM LLC. NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 48.6% of the common membership units in NCM LLC as of December 27, 2012. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 51.4% of NCM LLC’s common membership units. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specific management services to NCM LLC.

NCM LLC has long-term ESAs with NCM LLC’s founding members and multi-year agreements with certain third-party theatre circuits, referred to in this document as “network affiliates,” under network affiliate agreements which expire at various dates. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theatres, subject to limited exceptions, to sell advertising and to market and distribute Fathom Events.

Description of Business

Overview

We operate the largest digital in-theatre media network in North America, through which we sell in-theatre and online advertising, promotions and Fathom Events. Our advertising pre-show called “FirstLook,” lobby entertainment network (“LEN”), programming and Fathom Events are distributed across our digital content network (“DCN”) or live digital broadcast network (“DBN”), utilizing our proprietary digital content software (“DCS”).

We currently derive revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute several versions of FirstLook on theatre screens, and advertising programming on our LEN. We also sell other forms of advertising and promotions in theatre lobbies and across our online network and mobile apps called Movie Night Out® and CinemaSync®. For the year ended December 27, 2012, advertising accounted for 91.2% of our total revenue.

•

Fathom Events: We produce, market and distribute entertainment programming through our Fathom division to theatres across our DCN (for pre-recorded events) and DBN (for both live and pre-recorded events). For the year ended December 27, 2012, Fathom Events accounted for 8.8% of our total revenue. See “—Fathom Events” for additional information.

We believe that the reach and digital delivery capability of our network provide an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis. During 2012, approximately 710 million patrons attended movies shown in theatres in which NCM LLC currently has exclusive cinema advertising agreements in place. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 27, 2012)

	Advertising Network				Fathom Events
	Theatres	Digital Screens	Total Screens	% of Total	Screens
Founding Members	1,165	14,904	15,528	80.2%	790
Network Affiliates	364	3,587	3,831	19.8%	299

Total	1,529	18,491	19,359	100.0%	1,089

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making-of” and other entertainment content provided by our content partners. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include content and national advertisements that are targeted towards movie ratings, specific films, or groups of films related to specific film genres and local and regional advertisements that play in specific theatre markets or geographic regions. We also distribute a pre-show called FirstLook Play designed for a young audience and played generally before “G” rated animated films. All FirstLook pre-shows are customized with the branding of the theatre circuits in which the programming plays. In April 2010, we began delivering our first three-dimensional (“3-D”) advertising campaigns; within a 3-D version of the FirstLook program prior to 3-D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media, entertainment and technology companies (“content partners”). Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally for terms of two years) to buy a portion of our advertising inventory at a specified cost per thousand (“CPM”). The original content produced by these content partners typically features behind-the-scenes interviews about the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products. In addition, we have an exclusive two-year agreement with a major wireless communications company to exhibit a 30 second cell phone courtesy public service announcement (“PSA”) reminding moviegoers to silence their cell phones and refrain from texting during the showing of the feature film, and a long-term agreement to display advertising (currently 60 seconds) of NCM LLC’s founding members’ beverage supplier.

National advertising is sold on a CPM basis, while local and regional advertising is sold on a per-screen, per-week basis. While we generally sell our national advertising units across our national network by film rating or groups of ratings, we also have the ability to sell portions of our network by individual film or film genre grouping. This offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which expands the number of potential clients.

FirstLook and FirstLook Play were created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating local and national video advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national and regional advertisements. Both segment two and segment one include a two and one-half minute entertainment content segment provided by our content partners, along with national and regional advertisements which are generally 30 or 60 seconds, including a 60 second advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and 8 minutes, respectively, before the advertised show time.

In April 2010, we began selling 3-D advertising that runs prior to select 3-D films. The 3-D advertisements are placed at the end of the FirstLook pre-show, after a message for patrons to put on 3-D glasses. These 3-D ads provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to a fewer number of 3-D advertisements and improved recall (based on third-party research) associated with those 3-D ads. Theatre patrons are prompted to put their glasses on prior to the 3-D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3-D feature film. This structure is designed to provide a better theatre patron experience.

As of December 27, 2012, approximately 96% of our total screens are part of our DCN representing approximately 97% of our total network attendance. As of December 27, 2012, 14,464 or 78% of 18,491 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The non-digital screens display national advertisements on 35 mm film or “rolling stock” and local advertisements using slide carousels.

The film trailers that typically run before the feature film are not part of FirstLook. Film trailers do not begin until after the FirstLook program ends at or about the advertised show time.

We offer multiple versions of FirstLook each month that include advertising content that is appropriate for a specific film or film rating category and branding of the specific theatre operator. This programming flexibility provides advertisers with the ability to target specific audience demographics and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. We rotate the entertainment content segments between theatres approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content segments.

Our goal in creating FirstLook as a branded entertainment program was to create a new “first release window” for advertising into the marketplace, similar to the way films are released first in cinemas. To that end, we encourage advertisers to provide us with advertisements before they are shown on other media platforms, different versions of those advertisements, or original content that is specifically created for cinema. We also offer pre- and post-production services to our clients (primarily local clients), for a fee, to enhance the quality of the content we display.

The FirstLook program also includes time slots for NCM LLC’s founding member and network affiliate advertisements to promote various activities associated with the operations of the theatres, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service or products sold in the theatre. This time is provided by us to the theatre operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 12 minutes of show time, and the remainder placed at our discretion.

Currently, under the ESAs the last 60 seconds of the FirstLook program is sold to NCM LLC’s founding members to be used to advertise their beverage concessions. This time is used to satisfy the circuits’ on-screen advertising commitments under their beverage concessionaire agreements. Through 2011, this time was priced on a CPM basis, which increased each year as specified in the ESA. Per the ESA, beginning in 2012, the increase equaled the annual percentage increase in the advertising CPM charged by NCM LLC to unaffiliated third parties during the last few minutes of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.

The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the cell phone PSA represented approximately $127.5 million or 28.4% of our total revenue for the year ended December 27, 2012.

Lobby Network and Promotions

Lobby Entertainment Network (LEN). Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped NCM LLC’s founding members’ theatres and the majority of our network affiliate theatres. As of December 27, 2012, our LEN had 2,966 screens in 1,394 theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for NCM LLC’s founding members’ advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to NCM LLC’s founding members at no cost and one minute of which NCM LLC’s founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call strategic programs.

Under the terms of the ESAs, NCM LLC’s founding members also have the right to install additional screens in their theatre lobbies, which would not display our LEN programming, but would be used to promote strategic programs or their theatre concessions, ticketing partners, gift card and loyalty programs, special events presented by NCM LLC’s founding member and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service.

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

Under the terms of the ESAs, NCM LLC’s founding members may conduct a limited number of lobby promotions at no charge in connection with the promotion of motion pictures and their strategic programs; however, such activities will not reduce the lobby promotions inventory available to us.

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

Branded Entertainment Websites and Mobile Applications

We have a business website, ncm.com and three consumer facing websites, firstlookonline.com, FathomEvents.com and movienightout.com and mobile apps CinemaSync® and Movie Night Out®. We launched CinemaSync® and will continue to expand CinemaSync® distribution to create a much more important marketing tool for our theatre partners and advertising clients. CinemaSync® allows our theater partners to engage directly with their patrons to market tickets for upcoming films and concession products. It also provides a unique marketing tool for our local and national advertising clients who can use it to distribute coupons and other value-added elements by syncing to consumer’s smart phones during the playing of ads and content segments in our FirstLook pre-show or on our lobby network. Our consumer facing websites and mobile apps extend our FirstLook pre-show in order to expand our advertising reach to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. We also have an online advertising network through selling and marketing relationships with several movie and entertainment related online websites and mobile app publishers. We are developing and operating our websites and mobile apps through our existing media production and technology group and selling the advertising on our advertising network through a small digital sales group and our existing national and local sales organizations. As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that digital revenue and additional in-theatre integrated marketing packages can be developed with limited incremental investment and operating costs. We will employ several marketing strategies to attract patrons to our websites and promote the download and usage of our mobile apps including placing ads within our FirstLook pre-show. As of December 27, 2012, our online advertising network included 41 entertainment websites (including our 100% owned sites), with approximately 65 million unique visitors monthly. This vertically integrated online ad network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from NCM’s sales infrastructure and the integration and bundling with NCM LLC’s in-theatre network.

Fathom Events

Our Fathom Events business focuses on the marketing and distribution across our digital network of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. We believe our network provides a highly attractive high-definition distribution network to content owners to be used for individual programs or program series and also creates promotional opportunities for national brands through event sponsorships. Our Fathom Consumer events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events. In 2010 we distributed our first live 3-D event in select theatres. Event content is broadcast live over our DBN or on a pre-recorded basis over both our DBN and DCN and may be encrypted for piracy protection. As of December 27, 2012, our network has the capability to deliver:

•	live high-definition content to 1,089 auditoriums with up to four screens per theatre; and

•	high-definition pre-recorded content to virtually all of our 18,491 digital screens on our DCN network.

We advertise our Fathom Consumer events either through a digital trailer shown after FirstLook or advertisements during FirstLook using designated slots and/or unsold advertising inventory, on lobby posters, on our LEN, our various websites and mobile apps and in some cases through radio trade-outs or paid media in select publications. We have strategic alliances with several live content promotion companies, retail brands and other owners of entertainment content. We believe that these and other new relationships that we are establishing will provide us with a consistent supply of programming as a Fathom relationship provides additional marketing channels for bands, promoters and content owners. In 2012, our events included the New York Metropolitan Opera (“Met”), Singin’ in the Rain, TCM Event Series, Casablanca, RiffTrax Live, DCI Tour and Star Trek to name just a few of the 90 event nights we held during 2012. This represents a 13.5% decrease over the 104 event nights during 2011 as we began to focus on a quality versus quantity strategy.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by NCM LLC’s founding members or to support events staged for NCM’s major advertising clients. In fact, among the consumer events in 2012 we executed several national, multisite/multicircuit business events that were related to long-term clients of the Fathom Business Events division.

Sales and Marketing

In-Theatre Advertising. We sell our in-theatre and online advertising products and event sponsorships through our national and local sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

As of December 27, 2012, we had 37 advertising sales and client development related personnel (including management and sales support staff) within our national sales group. During 2012, approximately 33% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain team sales targets in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of approximately 116 screens per representative. Their responsibility is to sell cinema advertising to local clients as well as larger regional advertisers. During 2012, approximately 75% of the compensation for local sales staff was based on an individual sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of December 27, 2012, we had 176 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local advertising revenue by expanding the number of clients and client categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients and the addition of client development executives. We aggressively market and sell directly to clients as well as advertising agencies. We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, we believe that we are capturing an increasing market share from traditional advertising media platforms such as broadcast TV, by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. As of December 27, 2012, we had 35 personnel based primarily in New York and Denver that focus on the marketing, research and public relations aspects of our advertising business.

Fathom Events. As of December 27, 2012 we had a staff of 27 (including management and sales support staff) that is dedicated to sales, including a staff of 13 that market our Fathom Events business. In fiscal year 2012, we held 90 Fathom Consumer events (a decrease of 13.5% over 2011) attended by approximately 2.2 million patrons (an increase of 3.6% over 2011). Fathom Consumer events are marketed primarily using designated and unsold inventory in the FirstLook pre-show, digital trailers after FirstLook, one sheets and other marketing materials in theatre lobbies, through our websites, our mobile apps and internet sites of our programming partners and other cross-marketing activities including radio and cable TV advertising.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook and Fathom Event content distributed over our network, creating the highest possible cinema quality presentation for FirstLook, LEN presentations and all of our other in-theatre marketing products, associated with our Fathom Events business. We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show, Fathom Events and our internet sites and mobile apps, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients, build and retain relationships with network affiliates and market our Fathom Events. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, including audio enhancements, color correction and noise reduction. As part of our post-production process when required we “up-convert” the standard definition content that we receive from our national clients and regional clients to a high-definition video and quality cinema surround sound audio format, ensuring a high quality, high impact presentation of our clients’ content and advertisements. Our expertise in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising and ensures a higher quality presentation for cinema patrons. During 2012, we produced and performed post-production services for approximately 57% of the local advertisements that played across our networks. NCM LLC’s founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver a high quality cinema advertising pre-show and live and pre-recorded Fathom Events to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility than the 35 mm “rolling stock” still used to deliver cinema advertising in many theatres throughout the U.S. (including 4% of the screens in our network). Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, film rating or film title and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network, to distribute our FirstLook and FirstLook Play content to 18,491 digital screens (96% of the total), 1,432 theatres and over 3.6 million seats, representing 97% of the total attendance of our advertising network as of December 27, 2012. Our DBN satellite network is used to support our live Fathom Events by broadcasting live feeds to over 1,000 screens in over 730 theatres and approximately 263,000 theatre seats.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the Alternative Content Engine (“ACE”) are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors approximately 72,500 network hardware devices and more than 460,000 maintenance alarm technology points on the network as of December 27, 2012.

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

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that our national advertising network delivers measurable results versus television, online and mobile or other video advertising networks, by allowing for effective targeting of marketing messages to a large, young and affluent audience, yielding a superior return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete more effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S. The following are the key competitive strengths of our advertising network:

•

Extensive National Market Coverage. Our contractual agreements with NCM LLC’s founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising nationwide which we distribute using our advertising network. As of December 27, 2012:

•

our advertising network included 18,491 digital screens (14,904 operated by NCM LLC’s founding members) and 19,359 screens in total (15,528 operated by NCM LLC’s founding members) located in 1,529 theatres (1,165 operated by NCM LLC’s founding members) in 48 states and the District of Columbia;

•

the total annual advertising network theatre attendance was approximately 690.4 million, which increased 8.4% compared to 2011 (577.3 million from NCM LLC’s founding members). Our network represented approximately 53% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen;

•

the average screens per theatre in our network was 12.7 screens, 1.8 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2012 was 36,140, versus the U.S. theatre industry average attendance per indoor screen of 35,013, using metrics reported by the National Association of Theatre Owners (“NATO”);

•	our advertising network had theatres in the largest U.S. markets, including each of the top 25 DMAs®, 49 of the top 50 DMAs®, and 172 DMAs® in total;

•

approximately 73% of our screens (76% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (38% of our attendance) were located within the top 10 U.S. DMAs®;

•

theatres within our advertising network represented approximately 69%, 68%, and 66% of the total theatre attendance in theatres that showed national advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 63% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis and

•

by the end of 2013, we expect approximately 85% of our digital screens and over 95% of NCM LLC’s founding member digital screens will be connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3-D advertising in most of our network theatres.

We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by our founding members and existing network affiliates. Under the terms of the ESAs and common unit adjustment agreement all new theatres built or acquired (subject to existing advertising sales agreements) by NCM LLC’s founding members will become part of our network. This expansion will continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums.

•

Targeted, Flexible Advertising Medium. Our digital network technology gives us flexibility to distribute content to specific theatres or screens, geographic regions, or demographic groups based on film title, film rating category or film genre. As a result, our clients can deliver a targeted advertising message, using high quality sight, sound and motion across our entire national digital network. Further, our technology provides distribution lead times that are comparable to television and reduces our advertising clients’ operating costs, enabling us to respond quickly to client requests to change advertising content.

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to Nielsen Cinema Audience Reports for the first half of 2012, 45% of the NCM audience were between the ages of 12-34. Further, 32% of moviegoers have a household income greater than $100,000 (vs. 21.9% of the U.S. population according to the 2012 Census) and 43% have received a Bachelor’s degree or higher (vs. 27.9% of the U.S. Population according to the 2012 Census), according to the GfK MRI 2010 TwelvePlus Study. We believe that this demographic is highly coveted by advertisers and is far more effectively reached in cinema than in most traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the big screen, high quality visual presentation, and digital surround sound presented in an engaged, distraction-free theatre environment. Cinema advertising is one of the few media platforms in which the viewer does not have the ability to skip or turn off the marketing messages. According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates. We believe that the impact of our on-screen advertising (representing 94% of our total advertising revenue) presentation will be further enhanced by the new high quality digital cinema equipment currently being installed in our network theatres.

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

Since NCM Inc.’s February 2007 IPO, NCM LLC’s founding members have added approximately 2,500 net new screens to our network and 26 network affiliates have been added with approximately 2,900 screens. During 2012, we added several new network affiliate theatres circuits to our national network including: Cinema Supply, Incorporated, Dickinson Theatres, Inc., Far Away Entertainment, King Theatres Circuit LLC, Star Cinema Grill, Texas Cinemas, Corp., O’Neil Entertainment Group, United Entertainment Corp, Fairchild Cinemas, Inc., Loeks Theatres, Inc. (Celebration! Cinema), Kerasotes ICON Theatres and Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, and during the fourth quarter of 2012 and the first quarter of 2013 we have contracted to add HM Theaters, Inc. and Marquee Cinemas, Inc., both of which will join our advertising network in early 2013. In total, these contracted new affiliate theatres that have joined our network during 2012 and early 2013 are expected to add approximately 25 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 350 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus television, online, mobile and other national, regional and local video advertising platforms.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable and allow us to target specific audiences desired by our advertising clients and provide scheduling flexibility that is similar to advertising on television. Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. We currently playback over 3.3 million digital content files per day through our DCS. Our DCS also provides the ability to program advertisements from our NOC as required by advertising clients, which shortens lead times and provides increased flexibility to change messages or target specific audiences for our advertising clients. Through our separate DBN, we currently distribute live programming to over 730 locations.

As of December 27, 2012, our advertising network has approximately 18,491 digital screens, covering approximately 97% of our network attendance. In 2010, we began to connect our DCN to the higher quality digital cinema projectors being installed by NCM LLC’s founding members and network affiliates. These digital cinema projectors provide a much higher quality 2-D image and the ability to project 3-D advertising on screens that are equipped with 3-D playback technology.

Our NOC, DCS and other network software also provide us with the capability to directly monitor over 72,400 in-theatre network devices and 460,000 maintenance alarm technology points within our theatre network on a near real-time 24/7 basis as of December 27, 2012, providing high network reliability and timely reporting as required by our advertising clients. The scalability of our NOC and distribution technology has allowed us to increase the number of devices and alarm points since our IPO with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theatres operated by NCM LLC’s founding members and from existing network affiliate relationships and the addition of new network affiliate circuits. During 2010 and 2011 we installed in select theatres a new device that we created to monitor sound levels in theatre auditoriums and report any variations from pre-set standards to our NOC. This provides us with an additional value proposition for our advertising clients versus television, online, mobile and other competing national media networks.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature programs, FirstLook and FirstLook Play (whose target audience is young children), provide a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. We partner with leading media, auto, entertainment and technology companies to provide more original content for the audience and more impact for the advertiser. We have designed the FirstLook programs with separate local and national “pods,” consistent with the placement on television networks. During 2010 we began to produce a 3-D segment of FirstLook. We believe the ability to distribute 3-D advertisements across our national network is a unique selling proposition versus television, online and mobile and thus will enhance our national advertising revenue growth in the future.

Our relationships with our content partners under exclusive multi-year contractual agreements, provide high quality entertainment content that is dispersed throughout the show. The multi-year contracts with our content partners, our cell phone courtesy PSA, and arrangements to satisfy NCM LLC’s founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant up-front revenue commitment, accounting for 28.4% of our total revenue for the year ended December 27, 2012. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message.

Integrated Marketing Products

Along with our on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various online and mobile marketing, in-lobby and Fathom Event sponsorships.

•

Our online and mobile marketing products include advertisement placement on our firstlookonline.com, FathomEvents.com, and movienightout.com websites and on our Movie Night Out® and CinemaSync® mobile apps, and throughout websites that are part of our online advertising network that as of December 27, 2012 includes 41 entertainment websites (including our 100% owned sites) with approximately 65 million monthly unique visitors.

•

Our in-lobby marketing programs include advertisements displayed on high-definition television screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. According to Nielsen Media Research studies conducted during 2011, movie patrons spend, on average, approximately ten minutes in the theatre lobby (before, during and after the last movie that they viewed in the theatre).

•

Our Fathom Events sponsorships provide companies the opportunity to associate their brand with Fathom Events as part of in-theatre and online and mobile event advertising as well as during event pre-shows.

•	Our chief creative officer, other creative personnel and our marketing team assist advertisers in creating entertaining, fully integrated online and cinema marketing campaigns with maximum impact.

Exposing patrons to an integrated marketing campaign of online, mobile, in-lobby, Fathom Events marketing products and on-screen advertising creates a consistent marketing message through multiple touch points during the entire cinema experience. The marketing interaction for our clients begins when consumers choose a film or event online or on mobile devices and continues through the subsequent entertainment experience in the theatre, lobbies, and through marketing pre-shows prior to the feature film or Fathom Events and extends beyond the theatre experience through subsequent online/mobile interaction. We believe these multiple marketing impressions through the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 49% to 52% over the last five years. See “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and

Operating Data” for a discussion of the calculation of Adjusted OIBDA margin and the reconciliation to operating income. In addition, NCM LLC’s founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment. Due to the network equipment investments made by NCM LLC’s founding members and DCIP joint venture in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures, ranging from approximately 2% to 5% of revenues over the last five years, has allowed us to generate significant unlevered free cash flow (defined as operating income (or loss) before depreciation and amortization expense and minus capital expenditures) before distributions to NCM LLC’s owners. For the year ended December 27, 2012, our capital expenditures were $10.4 million, of which $3.2 million related to investments in network equipment to add new network affiliate theatres. We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue the further expansion of our national theatre network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

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

Expand and Improve the Quality of Our Theatre Network

Expanding our Geographic Coverage and National Reach. We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that NCM LLC’s founding members buy or build and by establishing additional network affiliate agreements with other theatre circuits. The ESAs require that all of NCM LLC’s founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units. Our strategy is to continue to expand our theatre network through the acquisition and new construction activities of NCM LLC’s founding members and by creating new relationships with new regionally located network affiliates with theatres in smaller markets where we do not currently have significant market coverage. By increasing our advertising reach and broadening our geographic coverage, we believe we will be better able to compete with other national media platforms such as television networks and new emerging advertising platforms distributed over the internet and on mobile devices.

Improving the Technical Quality and Content Presentation of Our Network. In 2010, we began the transition of our production and distribution capabilities to the new digital cinema platform, including the ability to distribute and display 3-D advertising and events. The industry rollout of the digital cinema equipment for feature films began in 2010 when the DCIP financing was completed by our three NCM LLC’s founding members’ theatre circuits and is expected to be completed in our founding member theatres in early 2013. These new systems will not only provide higher quality 2-D images, they will also give us the capability to provide 3-D advertising and 3-D live and pre-recorded events. In April 2010 we launched our 3-D advertising strategy within the FirstLook pre-show and in 2011 began to roll-out the ability to distribute 3-D ads digitally across our network. It is expected that by the end of 2013 approximately 85% of our digital screens and over 95% of NCM LLC’s founding member digital screens will be equipped with the new digital cinema equipment. As of

December 27, 2012 we had 14,464 screens within our digital network that were connected to digital cinema projection equipment, representing approximately 75% of our network. In order to provide for the connection of the new higher quality digital cinema equipment to our advertising and Fathom networks, we agreed to an amendment of the ESAs that will increase NCM LLC’s founding member theatre access fee over time as the digital cinema system is connected to our advertising network. In addition to the digital cinema integration, we and certain of our theatre partners have installed sound monitoring and other devices that capture sound levels in certain auditorium and enables us to monitor them electronically from our NOC or through communications with the circuit. This innovation provides sound level data that is measured at the point of consumer consumption, which is a unique service we offer to our advertisers. We are also continually upgrading our DCS distribution software to provide more effective targeting of advertisements toward specific theatre audiences.

Expand Our Advertising Client Base

National Advertising. We intend to increase our market share of U.S. advertising spending and our advertising inventory utilization by expanding our relationships with existing advertising clients and by broadening our advertising client base associated with new client categories and by expanding the number of clients in categories that are already utilizing our network. Our national sales team has been successful in this effort, as during 2011 and 2012, we added 31 and 23 first-time clients, respectively and added 5 and 7 additional clients, respectively that had not advertised with us since our IPO, which clients include categories such as apparel, banks, cable television, department stores, financial products and services, home audio equipment, hotels and resorts, import auto, insurance, internet, liquor, movie studios, non-profit, prepared foods, shipping, telecom, tourism, toys and video games. We expanded our client base by approximately 57% over the past three years from the number of clients that have done business with us since 2006 through 2009. Despite this growth, we believe there are still thousands of clients that currently advertise on television or the internet that do not use our network. For instance, our share of spending by clients in the QSR, consumer package goods (“CPG”) and retailer categories, among other categories, is relatively low compared to television. In addition to the continued expansion of our network, we are aggressively marketing and selling the positive attributes of our network relative to other mediums, including a unique integrated marketing product that bundles our in-theatre, online/mobile and Fathom Events sponsorship platforms. Beginning in 2012 we also began to participate in the television up front process, including a presentation in New York City in early May during the “TV Up Front” week. This “up front strategy” has begun to yield positive results as the amount of national advertising commitments we had booked going into 2013 increased approximately 4% versus 2012. We believe that over time, these tactics will help increase our market share of spending by more clients and client categories. We also believe that our ability to attract new clients will be enhanced as we expand our capabilities to distribute 3-D advertisements as we increase the number of digital cinema projectors in our network.

Local advertising. In addition to continuing to add high quality local salespeople to properly cover the expanding number of screens in our network, we have also continued to strengthen regional sales positions to focus exclusively on larger local clients, such as car dealer associations, state lotteries and insurance companies, that operate across an entire DMA®, multiple DMAs® or states. We have also begun to provide access to better FirstLook inventory for our regional advertising clients. These strategies have proven successful, and we are continuing to expand this regional strategy to other client categories, including QSR, casual dining and tourism. We aggressively market our local and regional advertising products, including direct marketing campaigns to businesses within a specified radius of our network theatres. These successful campaigns are often bundled with theatre lobby promotions and onscreen advertising. Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that a growth opportunity exists for our local and regional business. We have also benefited from our efforts to reduce local salesperson attrition, providing balanced commissions and benefit packages and training and other corporate support.

Expand Our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our in-theatre marketing products with online and mobile inventory provided by our consumer websites firstlookonline.com, fathomevents.com, movienightout.com, our mobile apps Movie Night Out® and CinemaSync® and the 41 entertainment websites (including our 100% owned sites) that are part of our online advertising network, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our online advertising network, launched in 2009, and our Movie Night Out® mobile app, launched in 2010, create an entertainment focused advertising network that provides smaller entertainment websites access to our national and local sales force as well as rich media widgets and other content created by our media production group. As of December 27, 2012, our Movie Night Out® mobile app had nearly 1.8 million downloads. In early 2012 we launched our mobile app CinemaSync® in order to allow our clients to use their on-screen ads to engage movie-goers’ through their smart phones. Once CinemaSync® is more widely distributed we expect it will provide a unique integrated marketing tool for our clients that can be bundled with our on-screen and lobby marketing products. During 2013 we will be working with our theatre partners and several movie related app publishers to integrate the CinemaSync® capabilities into their apps.

Restructure Our Fathom Events to Focus on the Consumer Division

During the first quarter of 2012, the Company restructured its Fathom Events business by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and may continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by NCM LLC’s founding members or to support events staged for NCM’s major advertising clients. By focusing on our Fathom Consumer division we plan to to expand the geographic reach of our Fathom live 2-D and 3-D events distribution network and improve its technical capabilities by connecting it to higher quality digital cinema projectors. This will allow us to compete more effectively with other national media networks for entertainment content and consumer attention. All of our digital screens have the capability to receive and project pre-recorded content and many locations have the capability to show live 3-D programming. As of December 27, 2012 we had over 740 live DBN locations with over 1,000 screens and approximately 263,000 seats in 98 of the top 100 DMAs®, and 172 DMAs® in total. We expect to continue to leverage our unique national 2-D broadcast capabilities and expanding 3-D capabilities to attract more high quality sporting, concert and other high quality programming. We have also begun to leverage our media sales and marketing capabilities by selling Fathom event sponsorships to provide event production funding, cross-marketing opportunities and incremental revenue.

Intellectual Property Rights

We have been granted a perpetual, royalty-free license from NCM LLC’s founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and NCM LLC’s founding members.

We have secured U.S. trademark registrations for NCM, National CineMedia, NCM Media Networks, Movie Night Out and CinemaSync and have applied for several others. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of December 27, 2012, we had displayed advertising since 2006 with 346 national advertisers across a wide variety of industries. During the year ended December 27, 2012, we derived 70.5% of our advertising revenue from national clients (including advertising agencies that represent our clients), 9.7% from NCM LLC’s founding members’ beverage agreements and 19.8% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of NCM LLC’s founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2012, we provided 60 seconds of on-screen advertising time to NCM LLC’s founding members. The ESAs provide for NCM LLC’s founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA. During 2012, the beverage concessionaire revenue was 8.9% of our total revenue.

Content Partners and Cell Phone PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment, media and technology companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We also have an exclusive cell phone courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2012, the total advertising purchased by these content partners and cell phone PSAs represented 19.6% of our total revenues.

Competition

Our advertising business competes in the estimated $153 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and effective forms of digital media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics, to engage directly with consumers and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms including cinema. In addition, cinema advertising is well positioned to benefit from several broad market trends, most noticeably the increasing adoption of digital video recorders (“DVRs”) and other new digital technology that allows consumers to skip advertisements. Cinema is one of the few media platforms where consumers cannot skip advertisements.

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

Our advertising business also competes with other providers of cinema advertising, which vary substantially in size. As a large provider of cinema advertising in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to access a national and local audience as well as allowing us to better compete with television and other national advertising networks.

Our Fathom Consumer events entertainment programming business competes with other broadcast and cable networks, large-scale public venues, including concert halls and other public meeting venues, and cable, broadcast and on-demand television events. We believe that the combination of our national theatre network, geographic distribution and high quality sight and sound presentation offers content owners and sponsors an effective venue for live and pre-recorded events such as music, sporting and other entertainment events.

Employees

We have 641 employees as of December 27, 2012. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that our relationship with our employees is good.

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

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

Executive Officers of the Registrant

Shown below are the names, ages as of December 27, 2012 and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	53	President, Chief Executive Officer and Chairman
Clifford E. Marks	51	President of Sales and Marketing
Gary W. Ferrera	50	Executive Vice President and Chief Financial Officer
Ralph E. Hardy	61	Executive Vice President and General Counsel
Earl B. Weihe	64	Executive Vice President and Chief Operations Officer

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM, Inc. in February 2007 and held those same positions with NCM LLC since March 2005. He has also served as Chairman, President and Chief Executive Officer of NCM, Inc. since October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. From 1988 to 2005, Mr. Hall has held various executive positions with United Artists Theatre

Company, and its predecessor companies, including Chief Executive Officer when it became part of Regal Entertainment Group in 2002. In 2009, Mr. Hall joined the board of directors of RMG Networks, Inc. (“RMG”) and served as a member of its compensation committee.

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

Gary W. Ferrera. Mr. Ferrera was appointed Executive Vice President and Chief Financial Officer of NCM, Inc. in February 2007 and held those same positions with NCM LLC since May 2006. Mr. Ferrera has held positions in accounting and finance since 1991. Prior to his business career, Mr. Ferrera served for over seven years in U.S. Army Special Operations and Intelligence. On January 9, 2013, Mr. Ferrera notified the Company of his intention to resign, effective March 1, 2013. A search for Mr. Ferrera’s replacement is currently underway.

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

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, NCM LLC’s founding members could adversely affect our revenue, growth and profitability

The ESAs with NCM LLC’s founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. The current term of the ESAs as they relate to the Fathom Consumer division, is approximately five years from December 29, 2011 until 2016 with provisions for automatic renewals for a series of additional five year terms through February 2037, if certain financial performance conditions are met. The financial performance conditions for the Fathom Business division for the period ending December 29, 2011 were not met and certain of the rights and obligations associated with that part of the Fathom business were transferred back to NCM LLC’s founding members. NCM LLC’s founding members’ theatres represent approximately 80% of the screens and approximately 84% of the attendance in our network as of December 27, 2012. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the cooperation, investment and support of NCM LLC’s founding members, the absence of which could adversely affect us. Pursuant to the ESAs, NCM LLC’s founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If NCM LLC’s founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising, Fathom Events revenue and operating margins may decline. If NCM LLC’s founding members reject advertising or choose not to participate in certain Fathom Consumer events under the terms of the ESAs because they believe it would adversely affect their film attendance levels or the reputation of their company, our revenue from that business would be reduced.

If the non-competition provisions of the ESAs are deemed unenforceable, NCM LLC’s founding members could compete against us and our business could be adversely affected

With certain limited exceptions, each of the ESAs prohibits the applicable NCM LLC founding member from engaging in any of the business activities that we provide in NCM LLC’s founding member’s theatres under the ESA, and from owning interests in other entities that compete with us. These provisions are intended to prevent NCM LLC’s founding members from harming our business by providing cinema advertising services directly to their theatres or by entering into agreements with third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:

•	is not necessary to protect a legitimate business interest of the party seeking enforcement;

•	unreasonably restrains the party against whom enforcement is sought; or

•	is contrary to the public interest.

Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the ESAs. If a court were to determine that the non-competition provisions are unenforceable, NCM LLC’s founding members could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part could cause our revenue to decline.

Because we rely heavily on NCM LLC’s founding members’ and our network affiliates’ ability to attract customers, any reduction in attendance at NCM LLC network theatres could reduce our revenue.

Our business is affected by the success of NCM LLC’s founding members and to a lesser extent our network affiliates, who operate in a highly competitive industry whose attendance is reliant on the presence of motion pictures that attract audiences. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems, and studios began to increase the number of motion pictures produced and increased the budgets to market those films. Annual theatre attendance has fluctuated over the last several years depending on the quality of motion pictures released by the major and independent studios. Over the last 20 years theatre attendance has fluctuated from year to year but on average has grown by an aggregate annual rate of approximately 1%. If future theatre attendance declines significantly over an extended time period, one or more of NCM LLC’s founding members or network affiliates may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if NCM LLC’s founding members fail to maintain their theatres and provide amenities that consumers prefer, if they cannot compete successfully on pricing or if studios begin to reduce their investments in feature films or reduce the investments made to market those films. NCM LLC’s network theatre circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

If one of NCM LLC’s founding members declared bankruptcy, the ESA with that NCM LLC founding member may be rejected, renegotiated or deemed unenforceable

Each of NCM LLC’s founding members currently has a significant amount of indebtedness, which is below investment grade. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theatres under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against an NCM LLC founding member, it is possible that all or part of the ESA with that NCM LLC founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the NCM LLC founding member, and thus not be enforceable. Alternatively, the NCM LLC founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the NCM LLC founding member seek to sell or otherwise dispose of theatres or remove theatres from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theatres the number of theatres in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.

The recent and ongoing global economic uncertainty may adversely impact our business, operating results or financial condition

The financial markets have experienced extreme disruption and the world-wide economy remains fragile. Declining consumer confidence may lead to decreased demand or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected. These challenging economic conditions also may result in:

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

The markets for advertising and event content are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of the overall U.S. advertising market and thus we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and newly emerging media platforms including on the internet such as online video services. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and internet and mobile platforms.

We also compete directly with other cinema advertising companies. We expect these competitors to devote significant effort to maintaining and growing their respective market shares. We also expect existing competitors and new entrants to the cinema advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

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

Significant declines in theatre attendance could reduce the attractiveness of cinema advertising

The value of our advertising business could be adversely affected by a long-term multi-year decline in theatre attendance or even the perception by media buyers that our network was no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theatres include the following:

•

the shortening of the “release window” between the release of major motion pictures in the theatres and release to alternative methods for delivering movies to consumers, such as DVD or HD DVD, cable television, downloads via downloads on the internet, video discs, video on demand, satellite and pay-per-view services;

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

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, cell phone PSA and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with eight content partners. None of these companies individually accounted for over 10% of our total revenue during the year ended December 27, 2012. However, the agreements with the content partners, cell phone PSA and beverage advertising with NCM LLC’s founding members in aggregate accounted for approximately 28%, 31% and 27% of our total revenue during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of them as a customer could decrease our revenue and adversely affect current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 91.2% of our total revenue in the year ended December 27, 2012 from advertising sales (80.2% from national and 19.8% from local). A substantial portion of our advertising inventory is covered by contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently the internet. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network could limit our ability to offer our clients innovative unique and integrated marketing products, which could limit our future revenue growth. Any failure by us to upgrade our technology to remain competitive, which may be adopted by other advertising platforms, could hurt our ability to compete with those companies. Under the terms of the ESAs with NCM LLC’s founding members, they are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that NCM LLC’s founding members upgrade the equipment or software installed in their theatres, but we must negotiate with NCM LLC’s founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to NCM LLC’s founding members’ new digital cinema projection systems so that we could display our advertising and Fathom Events (including 3-D) on the higher quality systems. As of December 27, 2012 we had 14,464 screens within our network that were connected to digital cinema projection equipment and expect approximately 16,000 screens, or 80% of our total screens and 15,100 screens, or 95% of NCM LLC’s founding members’ screens to be deployed with digital cinema equipment by the end of 2013. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software with the digital cinema systems could slow or prevent the growth of our business.

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

Our business and operations are experiencing rapid growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, rapid growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients and providers of content for our Fathom Consumer business. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our DCS software and our internal management systems, including our advertising inventory optimization and financial reporting systems which we are currently upgrading. These enhancements and improvements could require an additional allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner, our ability to manage our limited advertising inventory and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

Our plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising and Fathom Consumer business, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile Platform.” The development of our internet advertising network and mobile apps and the integration of these marketing products with our core on-screen and theatre lobby production is at an early stage, and may not deliver future benefits we are planning for. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

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

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theatre, online, and mobile services, including the websites we operate at ncm.com, movienightout.com, firstlookonline.com and FathomEvents.com and the features, functionality, content, and software we make available through those websites. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theatre, online or mobile services may expose us to liability

Our in-theatre, online, and mobile services facilitate the distribution of content. This content includes advertising-related content, as well as movie and television content, music and other media, much of which is obtained from third parties. Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites. As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute. We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. The use of LEN or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 4.7% of our total advertising revenue for the year ended December 27, 2012. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

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

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate revenue. Consequently, our ability to obtain operating funds depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and indentures, and the NCM LLC operating agreement. The NCM LLC senior secured credit facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). See the information provided under Note 9 to the audited consolidated financial statements included elsewhere in this document for leverage discussion. Once the NCM, Inc. cash balances and investments ($96.2 million as of December 27, 2012 versus $88.9 million as of December 29, 2011) are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us.

Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.

As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC senior secured credit facility and indentures to allow NCM LLC to distribute cash to its members (including us and NCM LLC’s founding members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a material adverse effect on our business, financial condition, results of operations or prospects.

NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

NCM LLC is party to substantial debt obligations. The senior secured credit facility and indentures contain restrictive covenants that limit NCM LLC’s ability to take specified actions and prescribe minimum financial maintenance requirements that NCM LLC must meet. Because NCM LLC is our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC. Any such defaults could materially impair our financial condition and liquidity. For further information, see Note 9 to the audited consolidated financial statements included elsewhere in this document.

If NCM LLC is unable to meet its debt service obligations, it could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. We may be unable to restructure or refinance these obligations, obtain additional equity financing, sell assets on satisfactory terms or at all or make quarterly dividend payments. In addition, NCM LLC’s indebtedness could have other negative consequences for us, including without limitation:

•	limiting NCM LLC’s ability to obtain financing in the future;

•

requiring much of NCM LLC’s cash flow to be dedicated to interest obligations and making it unavailable for other purposes, including payments to its members (including NCM, Inc.) and making quarterly dividend payments;

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

Despite NCM LLC’s current levels of debt, it or NCM, Inc. may still incur substantially more debt, including secured debt, which would increase the risks associated with NCM LLC’s level of debt

The agreements relating to NCM LLC’s debt, including the Senior Unsecured Notes, Senior Secured Notes and the senior secured credit facility, limit but do not prohibit NCM LLC’s ability to incur additional debt, and do not place any restrictions on NCM, Inc.’s ability to incur debt. Accordingly, NCM, Inc. or NCM LLC could incur additional debt in the future, including additional debt under the senior secured credit facility, additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “—NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

NCM LLC’s founding members or their affiliates may have interests that differ from those of our public stockholders and they may be able to influence our affairs

So long as an NCM LLC founding member beneficially owns at least 5% of NCM LLC’s issued and outstanding common membership units, approval of at least 90% of the directors then in office (provided that if the board has less than ten directors, then the approval of at least 80% of the directors then in office) will be required before we may take any of the following actions or we, in our capacity as manager of NCM LLC, may authorize NCM LLC to take any of the following actions:

•	assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM, Inc.;

•	acquire, dispose, lease or license assets with an aggregate value exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern;

•	merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;

•	incur any funded indebtedness or repay, before due, any funded indebtedness with a fixed term in an aggregate amount in excess of $15.0 million per year;

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

•	approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on NCM LLC’s founding members.

Pursuant to a director designation agreement, so long as an NCM LLC founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such NCM LLC founding member will have the right to designate a total of two nominees to our ten-member board of directors who will be voted upon by our stockholders. One such designee by each NCM LLC founding member must meet the independence requirements of the stock exchange on which our common stock is listed. If, at any time, any NCM LLC founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such NCM LLC founding member shall cease to have any rights of designation.

If any director designee to our board designated by NCM LLC’s founding members is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of NCM LLC’s founding members (so long as such NCM LLC founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.

For purposes of calculating the 5% ownership threshold for the supermajority director approval rights and director designation agreement provisions discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM, Inc. in connection with the redemption of common membership units by an NMC LLC founding member will be excluded, so long as such NCM LLC founding member continues to hold the common stock acquired through such redemption or such NCM LLC founding member has disposed of such shares of common stock to another NCM LLC founding member. Shares of our common stock otherwise acquired by NCM LLC’s founding members will also be excluded, unless such shares of common stock were transferred by one NCM LLC founding member to another and were originally received by the transferring NCM LLC founding member upon redemption of NCM LLC common membership units.

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

Different interests among NCM LLC’s founding members or between NCM LLC’s founding members and us could prevent us from achieving our business goals

For the foreseeable future, we expect that our board of directors will include directors and executive officers of NCM LLC’s founding members and other directors who may have commercial or other relationships with NCM LLC’s founding members. The majority of NCM LLC’s outstanding membership interests also are owned by NCM LLC’s founding members. NCM LLC’s founding members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict with those of the other founding members. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s founding members.

In addition, the structural relationship we have with NCM LLC’s founding members could create conflicts of interest among NCM LLC’s founding members, or between NCM LLC’s founding members and us, in a number of areas relating to our past and ongoing relationships. There is not any formal dispute resolution procedure in place to resolve conflicts between us and an NCM LLC founding member or between NCM LLC founding members. We may not be able to resolve any potential conflicts between us and an NCM LLC founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

The corporate opportunity provisions in our certificate of incorporation could enable NCM LLC’s founding members to benefit from corporate opportunities that might otherwise be available to us

Our certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both NCM LLC’s founding members and us. It provides that if a corporate opportunity is offered to us, NCM LLC or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theatres, use of theatres for any purpose, sale of advertising and promotional services in and around theatres and any other business related to the motion picture theatre business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of our officers in his capacity as an officer), no such person shall be liable to us or any of our stockholders (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.

In addition, our certificate of incorporation and the NCM LLC operating agreement expressly provide that NCM LLC’s founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation, including the exclusivity provisions of the ESAs. The parent companies of NCM LLC’s founding members are not bound by the ESAs and therefore could develop new media platforms that could compete for advertising dollars with our services. Further, we may also compete with NCM LLC’s founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by NCM LLC’s founding members to themselves or their other affiliates or we lose key personnel to them.

The agreements between us and NCM LLC’s founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties

The ESAs and the other contractual agreements made at the date of our IPO, that we have with NCM LLC’s founding members were negotiated in the context of an affiliated relationship in which representatives of NCM LLC’s founding members and their affiliates comprised our entire board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of NCM LLC’s founding members and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

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

•

provide that NCM LLC’s founding members will be able to exercise a greater degree of influence over the operations of NCM LLC, which may discourage other nominations to our board of directors, if any director nominee designated by NCM LLC’s founding members is not elected by our stockholders.

These restrictions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit stockholder value by impeding a sale of us or NCM LLC.

Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock

The common unit adjustment agreement and the ESAs provide that we will issue common membership units of NCM LLC to account for changes in the number of theatre screens NCM LLC’s founding members operate and which are made part of our advertising network. Historically, each of NCM LLC’s founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to NCM LLC’s founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, NCM LLC’s founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an NCM LLC founding member’s common membership units in NCM LLC. For further information, see Note 4 to the audited consolidated financial statements included elsewhere in this document.

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

If we or NCM LLC’s founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted

We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, we control NCM LLC, and our interest in NCM LLC is not an “investment security” as that term is used in the Investment Company Act of 1940. If we were to stop participating in the management of NCM LLC, our interest in NCM LLC could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole material asset is our equity interest in NCM LLC. A determination that such asset was an investment security could result in our being considered an investment company under the Investment Company Act of 1940. As a result, we would become subject to registration and other burdensome requirements of the Investment Company Act. In addition, the requirements of the Investment Company Act of 1940 could restrict our business activities, including our ability to issue securities.

We and NCM LLC intend to conduct our operations so that we are not deemed an investment company under the Investment Company Act. However, if anything were to occur that would cause us to be deemed an investment company, we would become subject to restrictions imposed by the Investment Company Act of 1940. These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material adverse effect on our financial performance and operations.

We also rely on representations of NCM LLC’s founding members that they are not investment companies under the Investment Company Act. If any NCM LLC founding member were deemed an investment company, the restrictions placed upon that NCM LLC founding member might inhibit its ability to fulfill its obligations under its ESA or restrict NCM LLC’s ability to borrow funds.

Our tax receivable agreement with NCM LLC’s founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of NCM LLC’s founding members

Our initial public offering and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our tax receivable agreement with NCM LLC’s founding members to pay to NCM LLC’s founding members 90% of the amount by which NCM, Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM, Inc.’s claimed tax benefits should not have been available, NCM, Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur and if one or more of NCM LLC’s founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the tax receivable agreement, then NCM, Inc.’s financial condition could be negatively impacted. NCM LLC’s calendar year 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). It is reasonably possible that, should the IRS prevail in its position in the audit, NCM, Inc. may be required to pay additional amounts to NCM LLC’s founding members under the tax receivable agreement which would be offset by refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to NCM LLC’s founding members or refunds from the various taxing authorities cannot be reasonably estimated. Refer to Note 6 to the audited consolidated financial statements included elsewhere in this document.

The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future

We cannot predict the effect, if any, that market sales of shares of common stock by NCM LLC’s founding members will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. The founding members may receive up to 57,531,576 shares of common stock upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM Inc. and the NCM LLC founding members. Additionally, once options and restricted stock held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradeable. Refer to note 10 the audited consolidated financial statements included elsewhere in this document.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 27, 2012. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the network operations center)	82,721 sq. ft.
Chicago, IL (2)	Regional Advertising Sales Office	3,971 sq. ft.
New York, NY (3)	Regional Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Regional Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Regional Advertising Sales Office	5,926 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2017.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through February 29, 2015.
(6)	This facility is leased through April 30, 2016.

Item 3. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material effect on our operating results or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, has traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO closed on February 13, 2007). There were 128 stockholders of record as of February 14, 2013 (not including beneficial holders of shares held in “street name”). The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated.

	Fiscal 2012
	High	Low	Declared Dividend
First Quarter (December 30, 2011—March 29, 2012)	$16.35	$11.95	$0.22
Second Quarter (March 30, 2012—June 28, 2012)	$15.59	$12.94	$0.22
Third Quarter (June 29, 2012—September 27, 2012)	$16.89	$13.56	$0.22
Fourth Quarter (September 28, 2012—December 27, 2012)	$16.76	$13.06	$0.22

	Fiscal 2011
	High	Low	Declared Dividend
First Quarter (December 31, 2010—March 31, 2011)	$20.28	$16.22	$0.20
Second Quarter (April 1, 2011—June 30, 2011)	$19.00	$15.92	$0.20
Third Quarter (July 1, 2011—September 29, 2011)	$17.00	$11.21	$0.22
Fourth Quarter (September 30, 2011—December 29, 2011)	$15.69	$11.24	$0.22

Dividend Policy

We intend to distribute over time a substantial portion of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax sharing agreement with NCM LLC’s founding members) in the form of quarterly dividends to our stockholders. The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors who will take into account general economic and business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the board considers relevant. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of the Company for the period December 27, 2007 through December 27, 2012 with the Russell 2000 Index and the Dow Jones US Media Agencies TSM. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among National CineMedia Inc, the Russell 2000 Index,

and the Dow Jones US Media Agencies TSM Index

*$100 invested on 12/27/07 in stock or 12/31/07 in index, including reinvestment of dividends.

Indexes calculated on month-end basis.

Copyright© 2013 Dow Jones & Co. All rights reserved.

Copyright© 2013 Russell Investment Group. All rights reserved.

	Dec. 27, 2007	Jan. 1, 2009	Dec. 31, 2009	Dec. 30, 2010	Dec. 29, 2011	Dec. 27, 2012
National CineMedia Inc.	100.00	43.51	74.51	93.48	59.50	74.33
Russell 2000 Index	100.00	66.21	84.20	106.82	102.36	119.09
Dow Jones US Media Agencies TSM	100.00	47.00	78.26	104.60	93.80	107.40

Item 6.	Selected Financial Data

Selected Historical Financial and Operating Data

The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read in conjunction with the other information contained in this document, including “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the audited historical consolidated financial statements and the notes thereto included elsewhere in this document, and historical audited consolidated financial statements, which have not been included in this document.

The results of operations data for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 and the balance sheet data as of December 27, 2012 and December 29, 2011 are derived from the audited consolidated financial statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 31, 2009 and January 1, 2009 and the balance sheet data as of December 30, 2010, December 31, 2009 and January 1, 2009 are derived from the audited financial statements of NCM, Inc. (not presented herein).

Results of Operations Data ($ in millions, except per share data)	Year Ended Dec. 27, 2012	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
REVENUE:
Advertising	$409.5	$386.2	$379.5	$335.1	$330.3
Fathom Events	39.3	49.2	48.0	45.5	38.9
Other	0.0	0.0	0.0	0.1	0.3

Total	448.8	435.4	427.5	380.7	369.5

OPERATING EXPENSES:
Advertising operating costs	31.3	24.6	21.7	20.0	18.7
Fathom Events operating costs	29.0	34.1	32.4	29.1	25.1
Network costs	19.8	18.6	20.0	18.6	17.0
Theatre access fees—founding members	64.5	55.4	52.6	52.7	49.8
Selling and marketing costs	60.5	59.8	57.9	50.2	47.9
Administrative and other costs	31.5	30.4	34.5	26.3	24.9
Severance plan costs	—	—	—	—	0.5
Depreciation and amortization	20.4	18.8	17.8	15.6	12.4

Total	257.0	241.7	236.9	212.5	196.3

OPERATING INCOME	191.8	193.7	190.6	168.2	173.2
NON-OPERATING EXPENSES	99.8	73.7	64.0	49.5	88.5

INCOME BEFORE INCOME TAXES	92.0	120.0	126.6	118.7	84.7
Provision for income taxes	26.7	19.4	16.8	16.6	13.7
Equity loss from investments, net	—	—	0.7	0.8	—

CONSOLIDATED NET INCOME	65.3	100.6	109.1	101.3	71.0
Less: Net Income Attributable to Noncontrolling Interests	51.9	69.1	79.9	75.2	55.1
Less: Distributions to Noncontrolling Interest in Excess of Proportionate Share of Earnings	—	—	—	—	14.9

NET INCOME ATTRIBUTABLE TO NCM, Inc.	$13.4	$31.5	$29.2	$26.1	$1.0

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.25	$0.58	$0.63	$0.62	$0.02
Diluted	$0.24	$0.58	$0.62	$0.62	$0.02

Other Financial and Operating Data ($ in millions, except cash dividend declared per common share)	Year Ended Dec. 27, 2012	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
OIBDA (1)	$212.2	$212.5	$208.4	$183.8	$185.6
Adjusted OIBDA (1)	221.2	224.3	222.4	189.3	189.5
Adjusted OIBDA Margin (1)	49.3%	51.5%	52.0%	49.7%	51.3%
Capital Expenditures	$10.4	$13.7	$10.4	$8.6	$16.7
Cash Dividend Declared per Common Share	$0.88	$0.84	$0.72	$0.64	$0.62
Founding Member Screens at Period End (2) (6)	15,528	15,265	14,997	14,401	14,331
Total Screens at Period End (3) (6)	19,359	18,670	17,302	16,803	17,313
Digital Screens at Period End (4) (6)	18,491	17,698	16,003	15,413	15,263
Total Attendance for Period (in millions) (5) (6)	690.4	636.8	637.4	667.2	643.0

Balance Sheet Data (in millions)	As of Dec. 27, 2012	As of Dec. 29, 2011	As of Dec. 30, 2010	As of Dec. 31, 2009	As of Jan. 1, 2009
Cash, cash equivalents and marketable securities (7)	$106.6	$98.1	$82.9	$91.1	$69.2
Receivables, Net	98.5	98.6	100.7	89.3	92.2
Property and Equipment, Net	25.7	24.6	19.8	23.7	28.0
Total Assets	810.5	820.2	854.5	628.2	609.6
Borrowings	879.0	794.0	775.0	799.0	799.0
Equity/(deficit)	(356.4)	(346.8)	(318.4)	(493.1)	(526.3)
Total Liabilities and Equity	810.5	820.2	854.5	628.2	609.6

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

OIBDA and Adjusted OIBDA do not reflect the AMC Loews or Regal Consolidated Theatres integration payments. The integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility. AMC made Loews payments to NCM LLC pursuant to the AMC Loews screen integration agreement through April 2009, which were $0.1 million and $4.7 million for the years ended December 31, 2009 and January 1, 2009, respectively. Regal made Consolidated Theatres’ payments to NCM LLC pursuant to the revised ESAs, which were $0 million, $0.7 million, $3.9 million, $3.2 million and $2.8 million for the years ended December 27, 2012, December 29, 2011, December 30, 2010, December 31, 2009 and January 1, 2009, respectively.

2. Represents the sum of NCM LLC’s founding members’ screens.

3. Represents the total screens within NCM LLC’s advertising network.

4. Represents the total number of screens that are connected to our DCN.

5. Represents the total attendance within NCM LLC’s advertising network.

6. Excludes AMC Loews for all periods prior to June 2008 and excludes Star Theatres for periods prior to April 2009 and excludes Consolidated Theatres for all periods prior to June 2011.

7. Includes short-term and long-term marketable securities.

The following table reconciles operating income (loss) to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Year Ended Dec. 27, 2012	Year Ended Dec. 29, 2011	Year Ended Dec. 30, 2010	Year Ended Dec. 31, 2009	Year Ended Jan. 1, 2009
Operating income (loss)	$191.8	$193.7	$190.6	$168.2	$173.2
Depreciation and amortization	20.4	18.8	17.8	15.6	12.4

OIBDA	$212.2	$212.5	$208.4	$183.8	$185.6
Severance plan costs	—	—	—	—	0.5
Share-based compensation costs/ Deferred stock compensation (1)	9.0	11.8	14.0	5.5	3.4

Adjusted OIBDA	$221.2	$224.3	$222.4	$189.3	$189.5

Total Revenue	$448.8	$435.4	$427.5	$380.7	$369.5
Adjusted OIBDA margin	49.3%	51.5%	52.0%	49.7%	51.3%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NCM operates the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with our network affiliates. The ESAs with NCM LLC’s founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and LEN programming and Fathom Event programming are distributed across our proprietary DCN and live DBN. Approximately 97% of the aggregate NCM LLC founding members and network affiliate theatre attendance is generated by theatres connected to our DCN.

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

Summary Historical and Operating Data

You should read this information in conjunction with the other information contained in this document, and our audited historical financial statements and the notes thereto included elsewhere in this document.

The following table presents operating data and Adjusted OIBDA. See “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

(In millions, except per share and per attendee data)	Years Ended
	December 27, 2012		December 29, 2011	December 30, 2010
Revenue	$448.8		$435.4	$427.5
Operating income	$191.8		$193.7	$190.6
Adjusted OIBDA	$221.2		$224.3	$222.4
Adjusted OIBDA margin	49.3%		51.5%	52.0%
Net Income Attributable to NCM, Inc	$13.4	*	$31.5	$29.2
Net Income per NCM, Inc. Basic Share	$0.25	*	$0.58	$0.63
Net Income per NCM, Inc. Diluted Share	$0.24	*	$0.58	$0.62

Total advertising revenue	$409.5		$386.1	$379.4
Total theatre attendance	690.4		636.8	637.4
Total advertising revenue per attendee	$0.593		$0.606	$0.595
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.536		$0.547	$0.537
Local advertising revenue per attendee	$0.117		$0.127	$0.110

*	Includes a $26.7 million loss related to the termination of interest rate swap agreements.

Basis of Presentation

Prior to the completion of the IPO, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from NCM LLC’s founding members, and became a member of and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and NCM LLC’s founding members after the completion of these transactions.

The results of operations data discussed herein were derived from the audited consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2012, 2011 and 2010 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 27, 2012	2012
December 29, 2011	2011
December 30, 2010	2010

Results of Operations

Years Ended December 27, 2012 and December 29, 2011

Revenue. Total revenue for the year ended December 27, 2012 increased $13.4 million, or 3.1% to $448.8 million, compared to $435.4 million for the 2011 period. The increase was driven by an increase in total advertising revenue of $23.3 million, or 6.0%, from $386.2 million for the year ended December 29, 2011 to $409.5 million for the year ended December 27, 2012. The increase is primarily due to a 7.9% increase in national advertising revenue (excluding beverage), a 0.6% increase in local advertising revenue and a 4.5% increase in beverage revenue.

This increase was partially offset by a decrease in Fathom Events revenue of $9.9 million, or 20.1%, from $49.2 million for the year ended December 29, 2011 to $39.3 million for the year ended December 27, 2012. Total advertising revenue (including beverage revenue) per attendee for the year ended December 27, 2012 decreased 2.1% from the year ended December 29, 2011. The following is a summary of revenue by category (in millions).

	Years Ended		$ Change 2011 to 2012	% Change 2011 to 2012
	December 27, 2012	December 29, 2011
National advertising revenue	$288.7	$267.6	$21.1	7.9%
Local advertising revenue	81.1	80.6	0.5	0.6%
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	1.7	4.5%
Fathom Consumer revenue	34.2	35.0	(0.8)	-2.3%
Fathom Business revenue	5.1	14.2	(9.1)	-64.1%

Total Revenue	$448.8	$435.4	$13.4	3.1%

National advertising revenue. National advertising revenue (including beverage revenue from NCM LLC’s founding members) of $328.4 million for the year ended December 27, 2012 increased $22.8 million, or 7.5%, from $305.6 million for the 2011 period. Excluding beverage revenue from NCM LLC’s founding members, national advertising revenue increased $21.1 million, or 7.9% to $288.7 million compared to $267.6 million for the 2011 period. Below is a discussion of the primary drivers of the growth in national advertising revenue.

•

Total attendance increased 8.4% for the year ended December 27, 2012, with NCM LLC’s founding members increasing 4.4% and network affiliates increasing 35.2%, which includes 15 new network affiliates added to our network in 2011 and 2012.

•	NCM LLC’s founding members’ advertising revenue from beverage concessionaire agreements increased 4.5% due to a 4.4% increase in NCM LLC’s founding members’ attendance.

•

Online and mobile revenue increased 52.4% during 2012 compared to 2011 as the company continues to place more focus on the online and mobile market, including selling advertising that combines on-screen, lobby and online and mobile marketing components.

•	Branded content revenue increased 44.7% during 2012 compared to 2011, due to more branded content contracts sold.

•

National inventory utilization decreased to 98.8% for the year ended December 27, 2012 compared to 100.3% for the 2011 period as a result of a larger impression base in 2012 generated by an 8.4% attendance increase. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded should market demand dictate.

•

National advertising CPMs (excluding beverage revenue) decreased 2.5% during 2012 due to pricing pressure in the broader advertising marketplace and a higher number of long-form (longer than 30 seconds) advertisements.

Local advertising revenue. Local advertising revenue increased $0.5 million, or 0.6% to $81.1 million for the year ended December 27, 2012 compared to $80.6 million for the 2011 period. The Company’s number of local advertising contracts increased 4.6% as our smaller clients began to spend again with the improving economic climate. The number of our network screens increased 3.7%, and the average contract value increased 1.0% due to an increase in the number of regional contracts. The increase is partially offset by a 7.9% decrease in local revenue per theatre attendee.

Fathom Events revenue. Fathom Events revenue decreased $9.9 million, or 20.1% to $39.3 million for the year ended December 27, 2012 compared to $49.2 million for the 2011 period. The decrease was primarily from Fathom Business Events revenue that decreased $9.1 million as this division was wound-down and shifted back to NCM LLC’s founding member circuits during the first quarter of 2012 per the terms of the ESA, and a decrease in Fathom Consumer Events revenue of $0.8 million, or 2.3%, from $34.2 million for the year ended December 27, 2012 to $35.0 million for the year ended December 29, 2011. The decrease in Fathom Consumer revenue was due to a 13.5% decrease in events and 6.8% decrease in average event ticket price, offset by a 5.0% increase in paid event attendance, related to a focus on higher quality events.

Operating expenses. Total operating expenses for the year ended December 27, 2012 were $257.0 million, an increase of 6.3%, from $241.7 million for the 2011 period. Below is a discussion of the operating expenses.

Advertising operating costs. Advertising operating costs increased $6.7 million, or 27.2%, from $24.6 million for the year ended December 29, 2011 to $31.3 million for the year ended December 27, 2012. This increase was primarily the result of a $6.5 million increase in payments made to our advertising affiliates primarily due to a 3.7% increase in network affiliate screens, as well as the increase in national advertising revenue (excluding beverage revenue). As a percentage of total network screens, affiliate screens increased from 18.2% as of December 29, 2011 to 19.7% as of December 27, 2012.

Fathom Events operating costs. Fathom Events operating costs decreased $5.1 million, or 15%, from $34.1 million for the year ended December 29, 2011 to $29.0 million for the year ended December 27, 2012. The decrease was primarily due to a decrease in costs associated with the Fathom Business Events division which declined $5.0 million as this division was wound-down in the first quarter of 2012. The Fathom Consumer Events division operating costs were approximately the same as 2011, consistent with the relatively flat year to year revenue.

Network costs. Network costs increased $1.2 million, or 6.5%, from $18.6 million for the year ended December 29, 2011 to $19.8 million for the year ended December 27, 2012. The increase was primarily due to an increase in year-end performance bonuses due to a better performance against internal goals and an increase in the average number of total network screens during 2012 compared to 2011.

Theatre access fees. Theatre access fees increased $9.1 million, or 16.4%, from $55.4 million for the year ended December 29, 2011 to $64.5 million for the year ended December 27, 2012. The increase was due in part to contractual rate increases specified in the ESA, including an annual 5% rate increase per digital screen and an 8% increase in the payment per patron fee which occurs every five years with the first such increase taking effect in 2012. Theatre access fees also increased due to NCM LLC’s founding member attendance increasing by 8.4% for 2012, compared to 2011. In addition, payments to NCM LLC’s founding members to obtain access to higher quality digital cinema equipment increased due to a higher number of NCM LLC’s founding member theatres equipped with this technology.

Selling and marketing costs. Selling and marketing costs increased $0.7 million, or 1.2%, from $59.8 million for the year ended December 29, 2011 to $60.5 million for the year ended December 27, 2012. This increase was primarily due to an increase in advertising related selling and marketing costs of $5.1 million, offset by a decrease in selling and marketing costs associated with the Fathom Events of $3.6 million, and a decrease in stock-based compensation expense of $0.6 million. Advertising related selling and marketing costs increased due to an increase in online publisher expense (related to the increase in online revenue), increase in commission expense related to higher online and mobile revenue (related to the increase in online revenue), and an increase in promotional and merchandising expense. The $3.6 million decrease in Fathom Events selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs increased $1.1 million, or 3.6%, from $30.4 million for the year ended December 29, 2011 to $31.5 million for the year ended December 27, 2012. The increase was primarily due to $1.6 million increase in performance bonus expense associated with the better performance against internal goals, $1.0 million increase in professional service fees primarily related to a one-time fee paid to consultants assisting us with the restructuring of the Fathom business, a $1.1 million increase in salary and related employee expenses primarily related to software developers working on our new advertising proposal and inventory management systems, partially offset by a decline of $2.2 million in stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased $1.6 million to $20.4 million for the year ended December 27, 2012, compared to $18.8 million for the year ended December 29, 2011 primarily from increased amortization expense recognized on intangible assets for new network affiliate agreements added during late 2011 and 2012.

Net income. Net income decreased $18.1 million, or 57.5%, from $31.5 million for the year ended December 29, 2011 to $13.4 million for the year ended December 27, 2012. The decrease was due primarily to a $26.7 million loss on the termination of our interest rate swap agreement associated with the portion of our term loan that was paid down during the second quarter of 2012 with the proceeds from the issuance of our Senior Secured Notes. Additionally, the decrease in net income was due to a $7.5 million increase in interest on borrowings due primarily to the issuance of Senior Unsecured Notes in July 2011 and to a lesser extent the issuance of our Senior Secured Notes in April 2012. Also, our income tax expense increased $7.3 million primarily due an adjustment to the measurement of our deferred tax asset and the long-term payable to our founding member liability’s expected net realized tax benefit which included approximately $9.6 million attributable to prior periods. See Note 6 to the audited consolidated financial statements. These decreases in net income were partially offset by a $17.2 million decrease in net income attributable to noncontrolling interest due to lower NCM LLC net income during the periods. Additionally, during the year ended December 29, 2011, we incurred an impairment charge of $6.7 million that we did not incur during the year ended December 27, 2012.

Years Ended December 29, 2011 and December 30, 2010

Revenue. Total revenue for the year ended December 29, 2011 increased 1.8% to $435.4 million compared to $427.5 million for the 2010 period. The increase in total revenue was the result of a 1.8% increase in total advertising revenue (including revenue from NCM LLC’s founding member beverage concessionaire agreements, or “beverage revenue”) and a 2.5% increase in Fathom Events revenue. Total advertising revenue (including beverage revenue) per attendee for the year ended December 29, 2011 increased 1.8%. Total advertising revenue per attendee (excluding beverage revenue) increased 1.9% to $0.547 from $0.537 for the 2010 period. The increase in the advertising revenue per attendee is due to the impact of a 1.8% increase in total advertising revenue (including beverage revenue), combined with the 0.1% decrease in theatre attendance.

	Years Ended
	December 29, 2011	December 30, 2010	$ Change 2010 to 2011	% Change 2010 to 2011
National advertising revenue	$267.6	$272.0	$(4.4)	-1.6%
Local advertising revenue	80.6	70.3	10.3	14.7%
Founding member advertising revenue from beverage concessionaire agreements	38.0	37.2	0.8	2.2%
Fathom Consumer revenue	35.0	31.5	3.5	11.1%
Fathom Business revenue	14.2	16.5	(2.3)	-13.9%

Total Revenue	$435.4	$427.5	$13.4	3.1%

National advertising revenue. National advertising revenues of $305.6 million (including $38.0 million of beverage revenue) for the year ended December 29, 2011 decreased 1.2% from $309.2 million (including $37.2 million of beverage revenue) for the 2010 period. National advertising revenue (excluding beverage revenue) for the year ended December 29, 2011 decreased $4.4 million, or 1.6% to $267.6 million compared to $272.0 million for the 2010 period. Below is a discussion of the national advertising revenue.

•

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

•

Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded. The decrease in client budgets available to us and our lower utilization also contributed to a 0.4% decrease in national advertising CPMs (excluding beverage revenue).

•	A 2.2% increase in payments from NCM LLC’s founding members for their beverage concessionaire agreements was due primarily to the impact of the annual contractual 6% beverage revenue CPM increase.

•

A 2.0% decrease in NCM LLC’s founding member attendance for 2011 as compared to 2010. The decrease in NCM LLC’s founding member attendance reflects lower overall industry attendance, offset by the acquisition of certain Kerasotes theatres (previously a network affiliate) by AMC in mid-2010.

•

Our make-good reserve balance of $2.7 million as of December 29, 2011 decreased slightly from a balance of $2.8 million as of December 30, 2010. The Company expects to recognize the majority of this make-good reserve balance in the first quarter of 2012.

Local advertising revenue. Local advertising revenue increased $10.3 million, or 14.7%, to $80.6 million for the year ended December 29, 2011 compared to $70.3 million for the 2010 period. The increase was due to the continued expansion of our network that resulted in better geographic coverage allowing us to sell more effectively to larger regional clients and nationally recognized clients that placed ads regionally. The Company’s number of local advertising contracts decreased 7.5% due to the continued impact of the weak economy on smaller businesses, while the average contract value increased 23.4% due to increased sales to larger regional clients or nationally recognized clients placing ads regionally. Local revenue per theatre attendee increased 15.5% to $0.127 per attendee for the full year of 2011 compared to $0.110 for the 2010 period, due to the increase in revenue combined with a 0.1% decrease in theatre attendance.

Fathom Events revenue. Fathom Events revenue increased 2.5%, or $1.2 million, to $49.2 million for the year ended December 29, 2011 compared to $48.0 million for the 2010 period. Our Fathom Consumer events revenue increased $3.5 million or 11.1% due to a 40.5% increase in the number of event nights offset by a 25.0% decrease in revenue per event related to the testing of several new event genres. This increase was offset by a $2.3 million, or 13.9% decrease in Fathom Business events revenue due to continued negative impact from the slow economic recovery and the competitive impact of better meeting facilities being built in hotels and more robust meeting services being offered on the internet.

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

Fathom Events operating costs. Fathom Events operating costs of $34.1 million for the year ended December 29, 2011 increased 5.2% compared to $32.4 million during the 2010 period. The increase was primarily the result of the increased revenue generated by the Fathom Consumer division, which resulted in an increase in payments to content producers, as well as the increase in the revenue share payments to NCM LLC’s founding members and affiliates.

Network costs. Network costs of $18.6 million for the year ended December 29, 2011 decreased 7.0% compared to $20.0 million for the 2010 period due primarily to a decrease in personnel costs, resulting from lower cash incentive compensation related to not reaching internal financial targets, as well as decreases in maintenance costs related to the transition to digital cinema projectors at NCM LLC’s founding member theatres. The number of screens in our network that utilized digital cinema projectors increased to 10,371 as of December 29, 2011 versus 2,487 as of December 30, 2010, an increase of over 300%. Total digital network screens operated increased to 17,698, or 10.6%, from 16,003 in 2010. This increase is due primarily to the addition of network affiliates and the conversion of non-digital NCM LLC’s founding members’ screens to the digital cinema technology.

Theatre access fees. Theatre access fees were $55.4 million for the year ended December 29, 2011 compared to $52.6 million for the 2010 period. The 5.3% increase for 2011 versus the 2010 period was the result of the annual 5% rate increase per digital screen specified in the ESA and payments to NCM LLC’s founding members associated with our access to the higher quality digital cinema equipment, partially offset by a 2.0% decrease in NCM LLC’s founding member attendance.

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

Net income. Net income generated for the year ended December 29, 2011 was $31.5 million, an increase of 7.9% over the $29.2 million for the year ended December 30, 2010. The increase was due primarily to the $3.1 million, or 1.6% increase in operating income and the $10.8 million, or 13.5% decrease in net income attributable to noncontrolling interests. The decrease in net income attributable to noncontrolling interests is related to lower NCM LLC net income partially offset by the impact of the redemption of common membership units during the third quarter of 2010 and a $6.7 million non-operating impairment charge which related to our investment in RMG as discussed in Note 13 to the consolidated financial statements included elsewhere in this document. Net interest expense increased $6.8 million due to the third quarter 2011 amendment of our credit facility and completion of the issuance of $200.0 million in 7.875% Senior Notes due in 2021 (see Note 9 to the audited consolidated financial statements included elsewhere in this document), including the $1.5 million non-cash charge for deferred loan fees associated with the portion of the existing credit facility that was prepaid with the proceeds from the Senior Notes. The increase in interest expense is offset by $4.0 million non-cash decrease in the charge related to the change in derivative fair value related to an interest rate hedge associated with our senior secured credit facility from decreases in market interest rates. The increase in the provision for income taxes of $2.6 million to $19.4 million for the year ended December 29, 2011 is due primarily to a $1.5 million change in the valuation allowance on our investment in RMG as well as higher taxable income.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter advertising market in general, present uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and Fathom live broadcast locations. During 2012, we added several new affiliate theatres to our national network including: Cinema Supply, Incorporated, Dickinson Theatres, Inc., Far Away Entertainment, King Theatres Circuit LLC, Star Cinema Grill, Texas Cinemas, Corp., O’Neil Entertainment Group, United Entertainment Corp, Fairchild Cinemas, Inc., Loeks Theatres, Inc. (Celebration! Cinema), Kerasotes ICON Theatres and Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, and during the fourth quarter of 2012 and first quarter of 2013 we have contracted to add HM Theaters, Inc. and Marquee Cinemas, Inc. which will join our advertising network in the first and second quarter, respectively, of 2013. In total, these contracted new affiliate theatres that have joined our network during 2012 and early 2013 are expected to add approximately 25 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 350 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and regional advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2012 and in 2011, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members in 2013.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of off-screen locations within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect in 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all NCM LLC founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business; this additional fee increased in 2012 and will continue to increase in 2013 as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of December 27, 2012, 96% of our network screens were showing advertising on digital cinema projectors versus 95% as of December 29, 2011.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division, to place more focus on the Fathom Consumer Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and will continue to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by NCM LLC’s founding members or to support events staged for NCM’s major advertising clients.

During 2012 and 2011, we amended our senior secured credit facility and issued new Senior Unsecured Notes and Senior Secured Notes. These transactions are described in Note 9 to the audited consolidated financial statements. As a result of these transactions we have extended the average maturities of our debt by 6.3 years to 8.4 years as of December 27, 2012 and our cash interest expense on borrowings is projected to decrease approximately $3.5 million for 2013 compared to 2012, before the amortization of Other Comprehensive Income (“OCI”).

As discussed in Notes 6 and 12 to the audited consolidated financial statements included elsewhere in this document, NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by NCM LLC’s founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc.

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the

NOPA received in September 2011.The Company submitted its written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and is disputing the adjustments through the administrative appeals process. In December 2012, NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. There has not been a formal appeals conference scheduled as of February 21, 2013.

It is reasonably possible that, should the IRS prevail, the Company may be required to pay additional amounts to NCM LLC’s founding members under the tax receivable agreement which would be offset by refunds from various state and federal taxing authorities thus it would not have a material adverse impact on our cash flow or financial condition. However, at this time the amount of any such payments to NCM LLC’s founding members or refunds from the various taxing authorities cannot be reasonably estimated.

Our effective tax rate for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was 67.2%, 38.2% and 36.7%, respectively. Our tax rate is affected by recurring items and the relative amount of income that NCM, Inc. earns in various state and local jurisdictions. Our tax rate is also impacted by discrete items that may occur in any year. The increase in tax rate for the year ended December 27, 2012 is primarily due an adjustment to the measurement of our long-term payable to our founding member liability’s expected net realized tax benefit which included approximately $9.6 million attributable to prior periods. See Note 6 to the audited consolidated financial statements included elsewhere in this document.

Our net income and earnings per share could fluctuate significantly with interest rate fluctuations related to our borrowings. We believe these fluctuations may continue. See Note 9 to the audited consolidated financial statements included elsewhere in this document.

Financial Condition and Liquidity

Liquidity

As of December 27, 2012, our cash, cash equivalents and short-term and long-term marketable securities balance was $106.6 million, an increase of $8.5 million compared to the balance of $98.1 million as of December 29, 2011. This increase in cash, cash equivalents and marketable securities as of December 27, 2012, combined with a $110.0 million of borrowing availability on our revolving credit facility, results in total liquidity availability of $216.6 million or a $43.5 million increase versus the availability as of December 29, 2011. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to NCM LLC’s founding members, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes, and principal payments on debt, income tax payments, tax sharing payments to NCM LLC’s founding members and quarterly dividends to NCM, Inc.’s common stockholders.

We have generated and used cash as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Operating cash flow	$81.6	$161.8	$143.7
Investing cash flow	$(19.4)	$(53.1)	$(15.6)
Financing cash flow	$(55.7)	$(117.2)	$(144.8)

Cash Flows—Years Ended December 27, 2012 and December 29, 2011

Operating Activities. The decrease in cash provided by operating activities for the year ended December 27, 2012 versus the 2011 period was primarily due to the $63.4 million paid for the swap terminations and an increase in interest on borrowings.

Investing Activities. The cash used in investing activities for the year ended December 27, 2012 decreased compared to the year ended December 29, 2011. The decrease was attributable to lower capital expenditures of $3.3 million and an increase in proceeds from the sale of marketable securities of $30.5 million. Additionally, the purchases of intangible assets decreased by $8.7 million. The decrease was partially offset by an $8.8 million increase in purchases of marketable securities.

Financing Activities. The decrease in cash used for financing activities for the year ended December 27, 2012 versus the 2011 period was primarily due to an increase in cash proceeds from borrowings, net of payments of $67.2 million related to the issuance of the Senior Secured Notes during the period and an increase in our term loan in the fourth quarter. Additionally, the distribution to NCM LLC’s founding members decreased $8.6 million from the period ended December 29, 2011 to the period ended December 27, 2012. The overall increase is partially offset by an increase of $4.9 million in payments of our debt issuance costs.

Cash Flows—Years Ended December 29, 2011 and December 30, 2010

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

Financing Activities. The decrease in cash used for financing activities for the year ended December 29, 2011 versus the 2010 period was primarily due to the third quarter 2011 amendment of our credit facility agreement and placement and registration of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes due in 2021. A portion of the proceeds from the Senior Unsecured Notes were used to prepay $175.0 million of unhedged outstanding term loan borrowings under our senior secured credit facility, as well as to pay debt issuance costs. The net decrease in financing activities is also due to an increase in our quarterly dividend offset by a decrease in net revolver activity and less available cash distributions to NCM LLC’s founding members compared to 2010.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources include available cash distributions from NCM LLC, existing cash balances and marketable securities which were $96.2 million at December 27, 2012. NCM LLC’s primary sources of liquidity and capital resources are its operating activities and availability under its senior secured revolving credit facility and cash on hand. Refer to Note 9 to the consolidated financial statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2011 and 2012.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s founding members can be impacted by the seasonality in advertising revenues, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of its operating agreement to distribute its available cash, as defined in the operating agreement, to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the year ended December 27, 2012 was $149.6 million, of which

$72.8 million was distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax sharing agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared in February 2013 of $0.22 per share (approximately $12.0 million) which will be paid on March 21, 2013 to stockholders of record on March 7, 2013. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent upon anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Capital Expenditures

Capital expenditures of NCM LLC have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management system being developed primarily by our programmers, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended December 27, 2012 were $10.4 million (including $3.2 million associated with network affiliate additions) compared to $13.7 million (including $4.4 million associated with network affiliate additions) for the 2011 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within NCM LLC’s founding members’ theatres have been made by NCM LLC’s founding members under the ESAs. We expect they will continue to be made by NCM LLC’s founding members in accordance with the ESAs.

We expect to make approximately $11.0 million to $13.0 million of capital expenditures in fiscal 2013, primarily for upgrades to our DCS distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site, mobile apps and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. Our capital expenditures may be increased should we decide to add any additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

NCM LLC’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC. On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the exchange offer was completed on September 22, 2011. On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the exchange offer was completed on November 27, 2012. For further information see Note 9 to the audited consolidated financial statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the NCM LLC was in compliance at December 27, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. If there are limitations on the restricted payments, NCM LLC may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.

As of December 27, 2012, the NCM LLC’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Critical Accounting Policies

The significant accounting policies of the Company are described in Note 1 of the consolidated financial statements included elsewhere in this document. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of Accounting Standards Codification (“ASC”) 718—Compensation—Stock Compensation, and the determination of fair value of options and non-vested stock for accounting purposes requires that management make complex estimates and judgments.

We utilize the Black-Scholes option pricing model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used. The following assumptions were used in the valuation of the options:

•

Expected life of options—The expected life of the options is determined by using the average of the vesting and contractual terms of the options. Due to the length of time over which our options have been outstanding, the Company has not developed a historical option exercise experience and has determined that the simplified method is a reasonable basis to estimate the expected life of the options.

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

•	Dividend yield—The estimated dividend yield was determined using management’s expectations based on estimated cash flow characteristics and expected long-term dividend policy.

•	Forfeiture rate—Our forfeiture rate is based on management’s expectations of potential separation of employees.

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

Income Taxes. We account for income taxes in accordance with ASC 740—Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We currently have a $3.3 million valuation allowance against certain of our deferred tax assets as we believe it is more likely than not that we will not realize such assets in future periods as we do not expect offsetting capital gains. In addition, due to the basis differences resulting from our IPO-related transactions (including the tax receivable agreement with NCM LLC’s founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the tax receivable agreement to NCM LLC’s founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. The requirements of the tax receivable agreement, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements. If we were to fail to meet certain of the requirements of the tax receivable agreement, we could be subject to additional payments to taxing authorities or to NCM LLC’s founding members. Refer to Note 6 to the audited consolidated financial statements included elsewhere in this document.

In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. NCM LLC’s calendar years 2007 and 2008 tax returns are currently under examination by tax authorities.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, see the information provided under Note 1 to the audited consolidated financial statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, see the information provided under Note 8 to the audited consolidated financial statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See “—Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations as of December 27, 2012 were as follows:

	Payments Due by Period
	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
	(in millions)
Borrowings (1)	$879.0	$—	$14.0	$—	$865.0
Future cash interest on borrowings (2)	448.4	49.6	101.8	106.3	190.7
Office leases	18.0	2.5	5.0	4.6	5.9
Network affiliate agreements (3)	47.3	9.9	18.6	14.7	4.1
Payable to founding members under tax sharing agreement (4)	157.1	19.6	42.6	42.6	52.3
Future interest on payable to founding members under tax sharing agreement (5)	133.3	13.4	27.0	27.0	65.9

Total contractual cash obligations	$1,683.1	$95.0	$209.0	$195.2	$1,183.9

(1)	We have a $124.0 million variable rate revolving credit facility of which $14.0 million was outstanding as of December 27, 2012. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The amounts of future cash interest payments in the table above are based on the amount outstanding on the Senior Secured and Senior Unsecured Notes, term loan and estimated rates of interest over the term of the variable rate revolving credit facility and term loan. The Senior Unsecured Notes due in 2021 are at a fixed rate of 7.875%. The Senior Secured Notes due in 2022 are at a fixed rate of 6.00%. In addition, we have a variable rate term loan and revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. See further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above. In addition to the cash interest, we expect to amortize $10.3 million and $10.0 million in 2013 and 2014 respectively, related to our terminated interest rate swap agreements as discussed in Footnote 14- Derivative Instruments and Hedging in the footnotes to the audited financial statements.

(3)	The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to its network affiliates. No revenue guarantee amounts have ever been paid under these agreements as such guarantees have been less than the revenue share calculations specified in the affiliate agreements, and no liabilities were recorded as of December 27, 2012. For additional details see the information provided under Note 12 to the consolidated financial statements included elsewhere in this document.
(4)	The tax receivable agreement entered into at the completion of our IPO provides for the payment by us to NCM LLC’s founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets. The payments to NCM LLC’s founding members are based, in part, on actual annual income and as such, will vary based on our operating results. The value in the table represents the estimated amounts payable under the tax receivable agreement as of December 27, 2012.
(5)	The tax receivable agreement described in Note 4 above was discounted and recorded at present value. The value in the table represents the estimated accretion of interest on the discounted payable as of December 27, 2012.

The amended and restated ESAs entered into at the completion of our IPO require payments based on a combination of NCM LLC founding member attendance and the number of digital screens of each NCM LLC founding member. The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies, while the amount relating to the screens factor will be more predictable, but will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of NCM LLC’s founding members. The payments made to NCM LLC’s founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The rate per attendee increases 8% every five years while the rate per digital screen increases 5% annually. The table above does not include amounts payable under the amended and restated ESAs as they are based on variable factors, which are not capable of precise estimation.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Events. Both advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theatre attendance levels. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2009, 2010, 2011 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2009	19.3%	24.4%	25.1%	31.2%
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes bear interest at fixed rates, and therefore are not subject to market risk. As of December 27, 2012, the interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our

$265.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14.0 million and $265.0 million outstanding as of December 27, 2012 on our revolving credit facility and term loan, respectively.

Item 8.	Financial Statements and Supplementary Data

See Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of December 27, 2012, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 27, 2012 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 27, 2012, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 27, 2012 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 27, 2012 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 27, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 27, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on lnternal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 27, 2012 of the Company and our report dated February 21, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 21, 2013

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, see the Proxy Statement under the heading “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

For information with respect to director independence, see the Proxy Statement under the heading “Proposal 1- Election of Directors,” which information is incorporated herein by reference.

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

NATIONAL CINEMEDIA, INC. (Registrant)

Dated: February 22, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 22, 2013	/s/ Gary W. Ferrera
Gary W. Ferrera
Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt C. Hall Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	February 22, 2013

/s/ Gary W. Ferrera Gary W. Ferrera	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	February 22, 2013

/s/ Lawrence A. Goodman Lawrence A. Goodman	Director	February 22, 2013

/s/ David R. Haas David R. Haas	Director	February 22, 2013

/s/ James R. Holland, Jr. James R. Holland, Jr.	Director	February 22, 2013

/s/ Stephen L. Lanning Stephen L. Lanning	Director	February 22, 2013

/s/ Gerardo I. Lopez Gerardo I. Lopez	Director	February 22, 2013

/s/ Edward H. Meyer Edward H. Meyer	Director	February 22, 2013

/s/ Amy E. Miles Amy E. Miles	Director	February 22, 2013

/s/ Lee Roy Mitchell Lee Roy Mitchell	Director	February 22, 2013

/s/ Scott N. Schneider Scott N. Schneider	Director	February 22, 2013

INDEX TO EXHIBITS

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(33)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(33)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).

4.3	(34)	Registration Rights Agreement, dated as of July 5, 2011, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.

4.4	(40)	Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.5	(40)	Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.4).

4.6	(41)	Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.1	(20)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.2	(24)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(16)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.2	(25)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.3	(37)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and American Multi-Cinema, Inc.

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

Exhibit	Reference	Description

10.3.1	(17)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.2	(26)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.3	(38)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Cinemark USA, Inc.

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(18)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.2	(27)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.3	(39)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Regal Cinemas, Inc.

10.5	(3)	ESA Payment Letter dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark USA, Inc. and Regal Cinemas, Inc.

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.7.1	(15)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

Exhibit	Reference	Description

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

10.13	(47)	Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.

10.13.1	(48)	Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.16	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.16.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Gary W. Ferrera. +

10.17	(22)	Separation Agreement and Release and Consulting Agreement dated as of December 2, 2009 by and among National CineMedia, Inc., National CineMedia, LLC and Thomas C. Galley. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(19)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(31)	National CineMedia, Inc. 2007 Equity Incentive Plan, as amended. +

10.20	(4)	Form of Option Substitution Award. +

10.21	(5)	Form of Restricted Stock Substitution Award. +

10.22	(6)	Form of Stock Option Agreement. +

10.22.1	(19)	Form of 2009 Stock Option Agreement. +

10.22.2	(29)	Form of 2010 Stock Option Agreement. +

10.22.3	(36)	Form of 2011 Stock Option Agreement. +

10.22.4	(49)	Form of 2012 Stock Option Agreement. +

Exhibit	Reference	Description

10.23	(7)	Form of Restricted Stock Agreement. +

10.23.1	(19)	Form of 2009 Restricted Stock Agreement. +

10.23.2	(29)	Form of 2010 Restricted Stock Agreement. +

10.23.3	(36)	Form of 2011 Restricted Stock Agreement. +

10.23.4	(49)	Form of 2012 Restricted Stock Agreement. +

10.23.5	*	Form of 2013 Restricted Stock Agreement (Time Based). +

10.23.6	*	Form of 2013 Restricted Stock Agreement (Performance Based). +

10.24	(8)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.24.1	(43)	Confirmation of Partial Termination of Swap, dated May 21, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.24.2	*	Cancellation of Swap, dated November 26, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.25	(9)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.26	(10)	National CineMedia, Inc. Executive Officer 2007 Performance Bonus Plan +

10.27	(11)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.27.1	(44)	Confirmation of Partial Termination of Swap, dated May 22, 2012, between National CineMedia, LLC and Credit Suisse International.

10.27.2	*	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Credit Suisse International.

10.28	(12)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(13)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.29.1	(45)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.29.2	*	Cancellation of Swap, dated January 9, 2013, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(14)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.34	(19)	Form of Restricted Stock Unit Agreement. +

10.35	(21)	National CineMedia, Inc. 2009 Performance Bonus Plan +

10.36	(29)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.37	(29)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.37.1	(46)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and Barclays Bank PLC.

Exhibit	Reference	Description

10.37.2	*	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Barclays Bank PLC.

10.38	(23)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.

10.39	(28)	National CineMedia, Inc. 2010 Performance Bonus Plan. +

10.40	(30)	National CineMedia, Inc. 2011 Performance Bonus Plan. +

10.41	(35)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, Inc., National CineMedia, LLC and Earl B. Weihe. +

10.42	(42)	National CineMedia, Inc. 2012 Performance Bonus Plan. +

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
+	Management contract.
(1)	Incorporated by reference to Exhibit 3.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(5)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.

(9)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 30, 2007.
(11)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(12)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(15)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.
(16)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(17)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(18)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(19)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.
(20)	Incorporated by reference to Exhibit 10.1.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(21)	Incorporated by reference to Appendix A from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 19, 2009.
(22)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on December 21, 2009.
(23)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.
(24)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(25)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(26)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(27)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(28)	Incorporated by reference to Appendix A from the Registrant’s Definitive Proxy Statement on Form Def 14-A (File No. 001-33296) filed on March 18, 2010.
(29)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.
(30)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(31)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(32)	Incorporated by reference to Exhibit 100 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(33)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(34)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.

(35)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.
(36)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 25, 2011.
(37)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(38)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(39)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(40)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(41)	Incorporated by reference to Exhibit 4.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(42)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 4, 2012.
(43)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(44)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(45)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(46)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(47)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(48)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(49)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 24, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary as of December 27, 2012 and December 29, 2011, and the related consolidated statements of income, comprehensive income, equity/deficit, and cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc. and subsidiary as of December 27, 2012 and December 29, 2011, and the results of their operations and their cash flows for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 21, 2013

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	As of December 27, 2012	As of December 29, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72.4	$65.9
Short-term marketable securities	34.2	14.2
Receivables, net of allowance of $4.5 and $4.3, respectively	98.5	98.6
Prepaid expenses	2.4	1.8
Income tax receivable	8.3	—
Deferred tax assets	4.9	3.5

Total current assets	220.7	184.0
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.1 and $54.8, respectively	25.7	24.6
Intangible assets, net of accumulated amortization of $32.5 and $20.8, respectively	280.3	274.9
Deferred tax assets, net of valuation allowance of $3.3 and $3.2, respectively	264.3	305.3
Debt issuance costs, net of accumulated amortization of $12.2 and $9.8, respectively	18.3	12.6
Other investment	0.8	0.2
Long-term marketable securities	—	18.0
Other long-term assets	0.4	0.6

Total non-current assets	589.8	636.2

TOTAL ASSETS	$810.5	$820.2

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	19.8	22.0
Payable to founding members under tax sharing agreement	19.6	21.6
Accrued expenses	18.5	16.5
Income tax payable	—	3.6
Current portion of interest rate swap agreements	—	24.0
Accrued payroll and related expenses	11.6	10.6
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	15.7	14.3
Deferred revenue	5.7	2.9
Deferred tax liability	0.2	0.1

Total current liabilities	91.1	115.6
NON-CURRENT LIABILITIES:
Long-term debt	879.0	794.0
Deferred tax liability	59.3	57.0
Payable to founding members under tax sharing agreement	137.5	153.6
Interest rate swap agreements	—	46.8

Total non-current liabilities	1,075.8	1,051.4

Total liabilities	1,166.9	1,167.0

COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 54,486,259 and 53,934,605 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(362.4)	(376.2)
Retained earnings (distributions in excess of earnings)	(70.5)	(34.9)
Accumulated other comprehensive loss	(6.7)	(17.3)

Total NCM, Inc. stockholders’ equity/(deficit)	(439.1)	(427.9)
Noncontrolling interests	82.7	81.1

Total equity/(deficit)	(356.4)	(346.8)

TOTAL LIABILITIES AND EQUITY	$810.5	$820.2

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
REVENUE:
Advertising (including revenue from founding members of $39.9, $38.2 and $38.5, respectively)	$409.5	$386.2	$379.5
Fathom Events	39.3	49.2	48.0

Total	448.8	435.4	427.5

OPERATING EXPENSES:
Advertising operating costs (including $4.2, $3.4 and $0.1 to related party affiliates, respectively)	31.3	24.6	21.7
Fathom Events operating costs (including $5.9, $9.3 and $8.6 to founding members, respectively)	29.0	34.1	32.4
Network costs	19.8	18.6	20.0
Theatre access fees—founding members	64.5	55.4	52.6
Selling and marketing costs (including $1.1, $1.1 and $1.2 to founding members, respectively)	60.5	59.8	57.9
Administrative and other costs	31.5	30.4	34.5
Depreciation and amortization	20.4	18.8	17.8

Total	257.0	241.7	236.9

OPERATING INCOME	191.8	193.7	190.6

NON-OPERATING EXPENSES:
Interest on borrowings	56.7	49.2	44.4
Interest income	(0.4)	(0.3)	(0.4)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	10.0	15.1	14.5
Change in derivative fair value	1.0	1.3	5.3
Impairment on investment	—	6.7	—
Loss on swap terminations	26.7	—	—
Other non-operating expense	5.8	1.7	0.2

Total	99.8	73.7	64.0

INCOME BEFORE INCOME TAXES	92.0	120.0	126.6
Income tax expense	26.7	19.4	16.8
Equity loss from investment, net	—	—	0.7

CONSOLIDATED NET INCOME	65.3	100.6	109.1

Less: Net income attributable to noncontrolling interests	51.9	69.1	79.9

NET INCOME ATTRIBUTABLE TO NCM, INC.	$13.4	$31.5	$29.2

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.25	$0.58	$0.63
Diluted	$0.24	$0.58	$0.62
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,377,135	53,864,243	46,369,411
Diluted	55,026,771	54,634,697	46,959,992

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
CONSOLIDATED NET INCOME, NET OF TAX OF $26.7, $19.4 and $16.8, respectively	$65.3	$100.6	$109.1
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net unrealized gain (loss) on cash flow hedges, net of tax of $6.7, $0.3 and $2.0, respectively	28.7	1.1	(8.9)

CONSOLIDATED COMPREHENSIVE INCOME	94.0	101.7	100.2

Less: Comprehensive income attributable to noncontrolling interests	70.0	69.8	74.3

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$24.0	$31.9	$25.9

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)

(In millions, except share data)

	Consolidated	NCM, Inc.					Non-controlling Interest
		Class A Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss
		Shares Issued	Amount
Balance—December 31, 2009	$(493.1)	42,121,747	$0.4	$(490.2)	$(14.5)	$(11.8)	$23.0
Distributions to founding members	(85.1)	—	—	—	—	—	(85.1)
Subsidiary equity issued for purchase of intangible asset	151.3	—	—	58.9	—	—	92.4
Income tax and other impacts of subsidiary ownership changes	24.9	—	—	42.6	—	(2.4)	(15.3)
Issuance of shares	174.6	10,955,471	0.1	174.5	—	—	—
NCM, Inc. investment in subsidiary	(174.9)	—	—	(174.9)	—	—	—
Comprehensive income, net of tax	100.2	—	—	—	29.2	(3.3)	74.3
Share-based compensation issued	4.7	472,259	—	4.7	—	—	—
Share-based compensation expense/capitalized	14.2	—	—	11.1	—	—	3.1
Cash dividends declared $0.72 per share	(35.2)	—	—	—	(35.2)	—	—
Balance—December 30, 2010	$(318.4)	53,549,477	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4

Distributions to members	(83.0)	—	—	—	—	—	(83.0)
Subsidiary equity returned for purchase of intangible asset	(5.5)	—	—	(2.7)	—	—	(2.8)
Income tax and other impacts of subsidiary ownership changes	(11.7)	—	—	(13.7)	—	(0.2)	2.2
Comprehensive income, net of tax	101.7	—	—	—	31.5	0.4	69.8
Share-based compensation issued	3.9	385,128	—	3.9	—	—	—
Share-based compensation expense/capitalized	11.9	—	—	9.4	—	—	2.5
Excess tax benefit from share-based compensation	0.2	—	—	0.2	—	—	—
Cash dividends declared $0.84 per share	(45.9)	—	—	—	(45.9)	—	—
Balance—December 29, 2011	$(346.8)	53,934,605	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1

Distributions to members	(76.8)	—	—	—	—	—	(76.8)
Subsidiary equity issued for purchase of intangible asset	10.1	—	—	4.9	—	—	5.2
Income tax and other impacts of subsidiary ownership changes	2.9	—	—	1.9	—	—	1.0
Comprehensive income, net of tax	94.0	—	—	—	13.4	10.6	70.0
Share-based compensation issued	—	551,654	—	—	—	—	—
Share-based compensation expense/capitalized	9.2	—	—	7.0	—	—	2.2
Cash dividends declared $0.88 per share	(49.0)	—	—	—	(49.0)	—	—

Balance—December 27, 2012	$(356.4)	54,486,259	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7

See accompanying notes to consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$65.3	$100.6	$109.1
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	33.5	12.5	10.1
Depreciation and amortization	20.4	18.8	17.8
Non-cash share-based compensation	9.0	11.8	14.0
Excess tax benefit from share-based compensation	(0.1)	(0.2)	(0.3)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	10.0	15.1	14.5
Net unrealized loss on hedging transactions	1.0	1.3	5.3
Impairment on investment	—	6.7	—
Equity loss from investment	—	—	0.7
Amortization of debt issuance costs	2.4	2.3	1.9
Write-off of debt issuance costs	5.9	1.5	—
Loss on swap terminations	26.7	—	—
Other non-cash operating activities	—	—	0.6
Payment for swap terminations	(63.4)	—	—
Changes in operating assets and liabilities:
Receivables, net	(0.5)	1.9	(11.4)
Accounts payable and accrued expenses	4.0	6.8	(1.0)
Amounts due to/from founding members	(0.3)	(0.8)	0.8
Payment to founding members under tax sharing agreement	(18.2)	(18.0)	(16.7)
Income taxes and other	(17.0)	2.5	(2.5)
Other, net	2.9	(1.0)	0.8

Net cash provided by operating activities	81.6	161.8	143.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.4)	(13.5)	(10.1)
Proceeds from sale of property and equipment to founding member	—	—	3.0
Purchases of marketable securities	(60.0)	(51.2)	(10.7)
Proceeds from sale and maturities of marketable securities	58.0	27.5	2.2
Payment from NCM LLC’s founding members for intangible assets	0.2	—	—
Purchases of intangible assets from an affiliate	(7.2)	(15.9)	—

Net cash used in investing activities	(19.4)	(53.1)	(15.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(48.7)	(45.3)	(34.7)
Proceeds from borrowings	546.0	335.0	124.3
Repayments of borrowings	(461.0)	(317.2)	(152.5)
Payment of debt issuance costs	(14.0)	(9.1)	—
Founding member integration payments	—	1.9	3.9
Distributions to founding members	(78.0)	(86.6)	(90.5)
Payment of offering costs and fees	—	—	(0.3)
Excess tax benefit from share-based compensation	0.1	0.2	0.3
Proceeds from stock option exercises	2.2	4.2	4.9
Repurchase of stock for restricted stock tax withholding	(2.3)	(0.3)	(0.2)

Net cash used in financing activities	(55.7)	(117.2)	(144.8)

CHANGE IN CASH AND CASH EQUIVALENTS	6.5	(8.5)	(16.7)
CASH AND CASH EQUIVALENTS:
Beginning of period	65.9	74.4	91.1

End of period	$72.4	$65.9	$74.4

Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity (equity returned)	$10.1	$(5.5)	$151.3
Distributions to founding members	$20.9	$22.1	$25.7
Purchase of subsidiary equity with NCM, Inc. equity	$—	$—	$174.9
Increase in cost method investment	$0.6	$0.2	$—
Increase in dividends not requiring cash in the period	$0.3	$0.6	$0.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$50.7	$39.2	$49.8
Cash paid for income taxes	$5.2	$4.0	$8.6

See accompanying notes to consolidated financial statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), an LLC owned by NCM, Inc., American Multi-Cinema, Inc. (“AMC”), a wholly owned subsidiary of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc., a wholly owned subsidiary of Regal Entertainment Group (“Regal”) and Cinemark USA, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising and Fathom Events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements, which expire at various dates.

As of December 27, 2012, NCM LLC had 112,017,835 common membership units outstanding, of which 54,486,259 (48.6%) were owned by NCM, Inc., 22,113,150 (19.7%) were owned by Regal, 18,094,644 (16.2%) were owned by Cinemark, and 17,323,782 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Basis of Presentation

The Company has prepared its consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

As a result of the various related-party agreements discussed in Note 8—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280—Segment Reporting. Fathom Events is an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 15—Segment Reporting.

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

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through deferred revenue. Revenue and expense from barter transactions for the year ended December 27, 2012 was $3.0 million and $1.3 million, respectively, were $1.6 million and $1.1 million for the year ended December 29, 2011 and were $1.5 million and $1.1 million for the year ended December 30, 2010.

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

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time.

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

Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 27, 2012, there were no customers or advertising agency groups which accounted for more than 10% of the gross receivables balance or advertising revenues. As of December 29, 2011, there was one advertising agency group through which the Company sources national advertising revenues representing approximately 15% of the Company’s outstanding gross receivables balance; however, none of the individual contracts related to the advertising agencies were more than 10% of advertising revenues.

Receivables consisted of the following (in millions):

	Years Ended
	December 27, 2012	December 29, 2011
Trade accounts	$101.8	$98.4
Other	1.2	4.5
Less allowance for doubtful accounts	(4.5)	(4.3)

Total	$98.5	$98.6

Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the founding member theatres is owned by the founding members, while the equipment associated with network affiliate theatres is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation and amortization using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life

Software and web site development costs developed or obtained for internal use are accounted for in accordance with ASC Subtopic 350-40 Internal Use Software and ASC Subtopic 350-50—Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs and website development costs, which are included in equipment, are depreciated over three to five years. As of December 27, 2012 and December 29, 2011, the Company had a net book value of $10.4 million and $9.3 million, respectively, of capitalized software and website development costs. Approximately $4.1 million, $4.8 million and $6.5 million was recorded for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, in depreciation expense. For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the Company recorded $0.8 million, $0.9 million and $1.2 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360—Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Refer to Note 4—Intangible Assets.

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly.

Income Taxes— Income taxes are accounted for under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be recovered or settled pursuant to the provisions of ASC 740—Income Taxes. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company’s unrecognized tax benefits or related interest and penalties are immaterial. Refer to Note 6—Income Taxes.

Accumulated Other Comprehensive Loss—Accumulated other comprehensive loss consists of the fair value of derivative instruments, net of tax, and was $6.7 million, $17.3 million and $17.5 million as of December 27, 2012, December, 29, 2011 and December 30, 2010, respectively.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 9—Borrowings, there is a balance of $18.3 million and $12.6 million in deferred financing costs as of December 27, 2012 and December 29, 2011, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligation and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Beginning Balance	$12.6	$7.3	$9.2
Debt issuance payments	14.0	9.1	—
Amortization of debt issuance costs	(2.4)	(2.3)	(1.9)
Write-off of debt issuance costs	(5.9)	(1.5)	—

Ending balance	$18.3	$12.6	$7.3

Other Investment—The Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted as a cost method investment. At December 27, 2012 and December 29, 2011, the carrying amount of the investment was $0.8 million and $0.2 million, respectively. There were no identified events or changes in circumstances that had an adverse effect on the fair value of the investment.

Share-Based Compensation—The Company issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Restricted stock awards are based on the achievement of performance measures or are time-based. Compensation expense of restricted stock is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on the unvested restricted stock and are only paid when the shares vest.

Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718—Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, recognizing compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 10—Share Based Compensation.

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

Derivative Instruments—NCM LLC is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. NCM LLC utilizes certain derivative instruments to enhance its ability to manage these risks. In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, is recorded immediately in the Consolidated Statements of Operations. Refer to Note 14- Derivative Instruments and Hedging Activities.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810—Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Net income attributable to NCM, Inc.	$13.4	$31.5	$29.2
Subsidiary equity (returned) issued for purchase of intangible asset	4.9	(2.7)	58.9
Income tax and other impacts of subsidiary ownership changes	1.9	(13.7)	42.6
NCM, Inc. investment in subsidiary	—	—	(174.9)
Issuance of shares	—	—	174.6

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$20.2	$15.1	$130.4

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). ASU 2011-12 indefinitely defers the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The effective dates for ASU 2011-12 are consistent with the effective dates for ASU 2011-05 and, similar to the Company’s evaluation for the adoption of ASU 2011-05, the adoption of this guidance does not have a material effect on the Company’s consolidated financial statements.

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

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Net income attributable to NCM, Inc. (in millions)	$13.4	$31.5	$29.2

Weighted average shares outstanding:
Basic	54,377,135	53,864,243	46,369,411
Add: Dilutive effect of stock options and restricted stock	649,636	770,454	590,581

Diluted	55,026,771	54,634,697	46,959,992

Earnings per NCM, Inc. share:
Basic	$0.25	$0.58	$0.63
Diluted	$0.24	$0.58	$0.62

The effect of the 57,393,735, 56,948,238 and 60,720,784, exchangeable NCM LLC common units held by the founding members for the years ended December 27, 2012, December 29, 2011, and December 30, 2010, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. Additionally, there were 76,956, 68,087 and 179,427 stock options and non-vested (restricted) shares for the years December 27, 2012, December 29, 2011, and December 30, 2010, respectively, excluded from the calculation as they were antidilutive, primarily as exercise prices were above the average market value. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 27, 2012	As of December 29, 2011
Equipment, computer hardware and software	$84.3	$73.7
Leasehold Improvements	3.4	3.4
Less accumulated depreciation	(63.1)	(54.8)

Subtotal	24.6	22.3
Construction in Progress	1.1	2.3

Total property and equipment	$25.7	$24.6

For the years ended December 27, 2012, December 29, 2011, and December 30, 2010, the Company recorded depreciation expense of $8.7 million, $8.8 million, and $11.4 million, respectively.

4. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights with the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with NCM LLC’s founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services.

The following is a summary of the Company’s intangible assets (in millions):

	As of December 29, 2011	Additions (1)	Amortization	Other (2)	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)

Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

	As of December 30, 2010	Additions (3)	Amortization	Other (2)	As of December 29, 2011
Gross carrying amount	$286.0	$10.4	$—	$(0.7)	$295.7
Accumulated amortization	(10.8)	—	(10.0)	—	(20.8)

Total intangible assets, net	$275.2	$10.4	$(10.0)	$(0.7)	$274.9

(1)

During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2011. NCM LLC recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

(2)	See Note 8 for further information on integration payments.
(3)	During the first quarter of 2011, NCM LLC’s founding members returned a net 322,751 common membership units to NCM LLC. This results in an adjustment to the previously issued common membership units issued in exchange for the rights to exclusive access in accordance with the ESA, to net new theatre screens and attendees added by the founding members to NCM LLC’s network. As a result, NCM LLC recorded a reduction to the intangible asset at fair value of the common membership units of $5.5 million. During 2011, the Company purchased intangible assets for $15.9 million associated with network affiliate agreements. The assets will be amortized over the term of the respective agreements.

As of December 27, 2012 and December 29, 2011, the Company’s intangible assets associated to the founding members, net of accumulated amortization was $258.7 million and $259.4 million, respectively with weighted average remaining lives of 23.6 years and 25.2 years as of December 27, 2012 and December 29, 2011, respectively.

As of December 27, 2012 and December 29, 2011, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $21.6 and $15.5 million, respectively with weighted average remaining lives of 19.7 years and 19.2 years as of December 27, 2012 and December 29, 2011, respectively.

For the years ended December 27, 2012, December 29, 2011 and December 30, 2010 the Company recorded amortization expense of $11.7 million, $10.0 million and $6.4 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2013	$12.1
2014	12.1
2015	12.1
2016	12.1
2017	12.1

5. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 27, 2012	As of December 29, 2011
Make-good reserve	$1.2	$2.7
Accrued interest	12.9	9.5
Deferred rent	2.8	2.9
Other accrued expenses	1.6	1.4

Total accrued expenses	$18.5	$16.5

6. INCOME TAXES

On the IPO date, NCM, Inc. and the founding members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described above. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. The Company paid the founding members $16.7 million in 2010, of which $14.0 million was for the 2009 taxable year and $2.7 million was for the 2008 taxable year, $18.0 million in 2011, of which $17.1 million was for the 2010 taxable year and $0.9 million was for the 2009 taxable year and $18.2 million in 2012, of which $0.9 million was for the 2010 tax year and $17.3 million for the 2011 tax year. In 2013 the Company expects to make an additional $0.9 million payment for the 2011 taxable year and $18.7 million payment for the 2012 taxable year. The Company has provided total income taxes, as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Current:
Federal	$(6.6)	$6.2	$6.0
State	(0.2)	0.7	0.7

Total current income tax (benefit)/expense	$(6.8)	$6.9	$6.7
Deferred:
Federal	$28.8	$9.7	$9.1
State	4.8	1.3	1.2

Total deferred income tax expense	$33.6	$11.0	$10.3

Valuation allowance	(0.1)	1.5	(0.2)

Total income tax provision on Consolidated Statements of Income	$26.7	$19.4	$16.8

Income (benefit) tax on Other Comprehensive Income	$(6.7)	$0.3	$(2.0)

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 35% was (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Provision calculated at federal statutory income tax rate:
Income before income taxes	$32.2	$42.0	$44.0
Less: Noncontrolling interests	(18.2)	(24.2)	(28.0)

Income attributable to NCM, Inc.	14.0	17.8	16.0
Out of period correction to enacted state rate	9.6	—	—
Current year change to enacted state rate	1.4	—	—
State and local income taxes, net of federal benefit	1.1	1.5	1.4
Change in valuation allowance	(0.1)	1.5	(0.2)
Other	0.7	(1.4)	(0.4)

Total income tax provision	$26.7	$19.4	$16.8

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

	Years Ended
	December 27, 2012	December 29, 2011
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)(2)(4)	$252.0	$284.4
Stock based compensation	9.2	9.0
Derivative instruments	4.1	16.4
Other	7.2	2.2

Total deferred tax assets	272.5	312.0
Valuation allowance	(3.3)	(3.2)

Total deferred tax assets, net of valuation allowance	$269.2	$308.8

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members under tax sharing agreement (3)(4)	$51.3	$53.8
Depreciation and amortization	3.8	3.2
Derivative instruments	4.2	—
Other	0.2	0.1

Total deferred tax liabilities	$59.5	$57.1

(1)	NCM LLC made an election under Internal Revenue code (“IRC”) §754 of the Internal Revenue Code to step-up the Company’s outside basis in its share of NCM LLC’s inside basis of assets under IRC §743(b) resulting in a deferred tax asset for the Company’s acquired share of NCM LLC’s assets. The majority of this deferred tax asset is attributable to intangible assets that are amortized over the remainder of the 15-year period for federal income tax purposes and accounted for as distributions under U.S. generally accepted accounting principles. The Company recorded additional step-up in tax basis as a result of subsequent payments made by NCM, Inc. to the founding members under the tax receivable agreement resulting from amortization of the IRC §743(b) adjustment.

(2)	For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of the founding members agreeing to modify NCM LLC’s payment obligations under the ESAs and as a result of the common unit adjustments, which are further described in Note 4—Intangible Assets. The tax effect of NCM, Inc.’s share of the intangible asset is amortized over the remainder of the 30-year life for federal income tax purposes. Additionally, units issued under the Common Unit Adjustment (“CUA”) and subsequent payments to the founding members under the tax receivable agreement, create additional layers of tax basis amortized over the remaining period of the ESA. The ESA deferred tax asset was adjusted to reflect the changes in ownership that occurred during the year due to the common unit adjustments.
(3)	NCM, Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a deferred tax liability. The Company recorded accretion of interest on the discounted payable of $10.0 million and $15.1 million for the year ended December 27, 2012 and December 29, 2011, respectively.
(4)	During 2012, NCM, Inc. corrected errors in the blended state tax rate used to measure the net deferred tax asset “Excess of tax basis over book basis—investment in consolidated subsidiary NCM LLC”. As a result of the correction to the deferred tax asset, the long-term payable to founding members’ liability was also corrected. This is the discounted amount which is payable back to the Founding Members under the TRA and represents 90% of the cash savings to NCM, Inc. from federal, state and local jurisdictions upon realization of amortization and other deductions specified under the TRA. As a result of these out-of-period adjustments, the Company recorded a decrease of $22.7 million to its deferred tax asset for its ownership interest in NCM LLC to reflect the tax effected difference between the tax basis and the book basis of these assets. In addition, the Company recorded a decrease of $17.9 million in its long-term payable to founding members. The impact of these adjustments was a total out of period income statement impact of $5.3 million which consisted of an adjustment to deferred tax expense of $9.6 million offset by a reduction of TRA interest expense of $4.3 million.

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

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. The Company submitted its written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and is disputing the adjustments through the administrative appeals process. In December 2012, NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. There has not been a formal appeals conference scheduled as of December 27, 2012.

As of December 27, 2012 and December 29, 2011, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

7. CAPITAL STOCK

As of December 27, 2012, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were no shares of preferred stock issued or outstanding as of December 27, 2012. There were 54,486,259 shares of common stock issued and outstanding as of December 27, 2012.

The holders of common stock are entitled to one vote per share on all matters submitted for action by the stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.

The authorized but unissued shares of common stock and preferred stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including share based compensation, future public offerings to raise additional capital, corporate acquisitions and exchange on a one-for-one basis under the founding members’ right to convert their NCM LLC membership units into Company common stock.

As of December 27, 2012, the Company had 1,851,975 shares reserved for future issuance under its Equity Incentive Plan.

8. RELATED-PARTY TRANSACTIONS

Founding Member Transactions—Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Included in the Consolidated Statements of Income:
Revenues:
Beverage concessionaire revenue (included in advertising revenue) (1)	$39.7	$38.0	$37.2
Advertising inventory revenue (included in advertising revenue) (2)	0.2	0.2	1.3
Operating expenses:
Theatre access fee (3)	64.5	55.4	52.6
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	5.5	8.3	7.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.4	1.0	1.3
Purchase of movie tickets and concession products (included in selling and marketing costs) (5)	1.1	1.1	1.2

(1)	For the years ended December 27, 2012, December 29, 2011 and December 30, 2010, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Business customers.

	Years Ended
	December 27, 2012	December 29, 2011
Included in the Consolidated Balance Sheets:
Long-term payable to founding members under tax sharing agreement (1)	$137.5	$153.6
Current payable to founding members under tax sharing agreement (1)	19.6	21.6
Integration payments (included in Intangible assets) (2)	—	0.7

(1)	The Company paid the founding members $18.2 million in the first quarter of 2012, of which $0.9 million was for the 2010 tax year and $17.3 million was for the 2011 tax year. See Note 6—Income Taxes for information related to the tax sharing agreement.
(2)	On April 30, 2008, Regal acquired Consolidated Theatres and NCM issued common membership units to Regal upon the closing of its acquisition in exchange for the right to exclusive access to the theatres. The Consolidated Theatres had a pre-existing advertising agreement and, as a result, Regal made integration payments pursuant to the ESAs on a quarterly basis in arrears through the second quarter of 2011 in accordance with certain run-out provisions.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 are as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
AMC	$23.1	$25.3	$28.8
Cinemark	24.2	25.5	24.0
Regal	29.5	32.2	32.3
NCM, Inc.	72.8	78.7	71.0

Total	$149.6	$161.7	$156.1

The mandatory distributions of available cash by NCM LLC to its founding members for the quarter ended December 27, 2012 of $20.9 million, is included in amounts due to founding members in the Consolidated Balance Sheets as of December 27, 2012 and will be made in the first quarter of 2013.

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Amounts due to founding members as of December 29, 2011 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.5	$0.5	$0.6	$1.6
Cost and other reimbursement	(0.5)	(0.5)	(0.7)	(1.7)
Distributions payable, net	6.7	6.8	8.6	22.1

Total	$6.7	$6.8	$8.5	$22.0

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

The following is a summary of advertising operating costs in the Consolidated Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 27, 2012	December 29, 2011	December 30, 2010
Starplex (1)	$3.2	$2.9	$—
Showplex (2)	0.4	0.2	—
Other (3)	0.6	0.3	0.1

Total	$4.2	$3.4	$0.1

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Consolidated Balance Sheets (in millions):

Related Party Affiliate	As of December 27, 2012	As of December 29, 2011
Starplex (1)	$0.7	$0.7
Showplex (2)	0.1	0.1
Other (3)	0.1	0.1

Total	$0.9	$0.9

(1)	The Company entered into a network affiliate agreement in 2009 with Starplex Operating L.P. (“Starplex”), an affiliate of Cinemark.
(2)	The Company entered into a digital content agreement and a Fathom agreement in 2011 with Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors.
(3)	Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

9. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of December 27, 2012 and December 29, 2011 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of		Maturity Date	Interest Rate
Borrowings ($ in millions)	December 27, 2012	December 29, 2011
Revolving Credit Facility	$14.0	$44.0	November 26, 2017 (a)	(b)
Term Loan	265.0	550.0	November 26, 2019	(b)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	—	April 15, 2022	6.000%

Total	$879.0	$794.0

(a)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(b)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—NCM LLC’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $265.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility—The revolving credit facility portion is available, subject to certain terms and conditions, for general corporate purposes of the Company in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC entered into two amendments to the senior secured credit facility during 2012. As a result, NCM LLC’s total availability under the revolving credit facility is $124.0 million. On April 27, 2012, the NCM LLC entered into an amendment (the “Amendment”) to its senior secured credit facility which resulted in the maturity of the remaining $105.0 million available under the revolving credit facility to be extended to April 27, 2017, subject to acceleration if the term loan under the senior secured credit facility is not repaid, refinanced or extended by December 31, 2014. The Amendment became effective upon the completion of the private placement of the Senior Secured Notes (defined and discussed below) on April 27, 2012.

On November 26, 2012, NCM LLC entered into an amendment and restatement of its senior secured credit facility, by and among NCM LLC, Barclays Bank PLC, as administrative agent, and certain lenders party thereto (the “Amended Credit Facility”). Under the Amended Credit Facility, the amount available under NCM LLC’s revolving credit facility was increased from $119.0 million to $124.0 million. The maturity date applicable to the $14.0 million outstanding principal formerly held by Lehman remained December 31, 2014. The maturity date applicable to the remaining outstanding principal was extended to November 26, 2017. The unused line fee is 0.50% per annum.

Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the termination date of December 31, 2014.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). As part of the July 2011 amendment, the applicable margins on the $110.0 million portion of the revolving credit facility increased by 75 basis points based upon the then current senior secured leverage ratio to the LIBOR index plus 2.25% or the base rate plus 1.25%. The margin on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 27, 2012 was 1.74%.

Term Loan—As a result of the Amended Credit Facility, the aggregate principal amount under the term loan increased from $225 million to $265 million and the maturity date was extended from February 13, 2015 to November 26, 2019. The interest rate was increased from the LIBOR index plus 1.50% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 0.50%, at the Company’s option, to the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Credit Facility) plus 2.25%, at the Company’s option. The loan was entered into with an original issue discount of 0.75%. The amendment resulted in a $3.4 million non-cash charge for the write-off of net deferred issuance costs.

In connection with the amendment to the senior secured credit facility on April 27, 2012 and the private placement of $400.0 million of Senior Secured Notes (defined below), the Company paid down the term loan by $325.0 million, reducing the balance from $550.0 million to $225.0 million resulting in a non-cash charge of

$2.5 million for the write-off of net deferred issuance costs associated with the payment on the term loan. Prior to the Amended Credit Facility, interest rate swaps resulted in the entire $225.0 million term loan having a fixed annual interest rate of 6.484% (both those accounted for as hedges and those that are not). The interest rate swaps were terminated as part of the Amended Credit Facility. See Note 14—Derivative Instruments and Hedging Activities for further discussion of the interest rate swaps.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the NCM LLC was in compliance at December 27, 2012, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. If there are limitations on the restricted payments, NCM LLC may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.

As of December 27, 2012, the NCM LLC’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

Senior Secured Notes due 2022—On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 27, 2012.

Future Maturities of Borrowings—The scheduled annual maturities on the senior secured credit facility and Senior Secured and Senior Unsecured Notes as of December 27, 2012 are as follows (in millions):

Year	Amount
2013	$—
2014	14.0
2015	—
2016	—
2017	—
Thereafter	865.0

Total	$879.0

10. SHARE-BASED COMPENSATION

At the date of the IPO, the Company adopted the NCM, Inc. 2007 Equity Incentive Plan (the “Equity Incentive Plan”). As of December 27, 2012, there were 10,076,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 1,851,975 remain available for grants as of December 27, 2012. Options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards. Options and non-vested restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan.

Options—The Company recognized $4.7 million, $7.5 million and $7.0 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively, of share-based compensation expense and $0.1 million were capitalized during each of the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The income tax benefit recognized in the income statement for share-based compensation was approximately $1.3 million, $2.1 million, and $2.1 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. As of December 27, 2012, unrecognized compensation cost related to unvested options was approximately $3.7 million, which will be recognized over a weighted average remaining period of 1.5 years.

The weighted average grant date fair value of granted options was $4.08, $3.81 and $4.84 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The intrinsic value of options exercised during the year was $1.4 million, $1.5 million and $2.2 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested during the years ended December 27, 2012, December 29, 2011 and December 30, 2010 was $7.8 million, $6.2 million and $3.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 27, 2012, December 29, 2011 and December 30, 2010:

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
Expected term (in years)	6.0	6.0	6.0
Risk free interest rate	.8%-1.1%	1.2%-2.4%	1.4%-3.8%
Expected volatility	53.2%-54.6%	30.0%-53.6%	39.0%
Dividend yield	5.5%	3.8% to 4.0%	3.8% to 4.0%

A summary of option award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 29, 2011	4,837,572	$16.25
Granted	562,623	13.28
Exercised	(241,939)	9.31
Forfeited	(173,233)	19.64
Expired	(71)	17.46

Outstanding at December 27, 2012	4,984,952	$16.13	7.6	$3.6
Exercisable at December 27, 2012	3,083,131	$16.09	7.2	$2.8
Vested and Expected to Vest at December 27, 2012	4,965,564	$16.14	7.6	$3.5

The following table summarizes information about the stock options at December 27, 2012, including the weighted average remaining contractual life and weighted average exercise price:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding as of December 27, 2012	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable as of December 27, 2012	Weighted Average Exercise Price
$5.35–$13.55	1,165,240	7.5	$11.09	604,908	$9.44
$13.56–$16.66	1,114,470	8.3	16.01	916,694	16.23
$16.67–$16.97	915,650	7.1	16.97	605,895	16.97
$16.98–$18.38	1,237,326	8.1	18.28	487,744	18.23
$18.39–$26.76	552,266	6.3	20.80	467,890	21.00

	4,984,952	7.6	$16.13	3,083,131	$16.09

Non-vested (Restricted) Stock—The Company has a non-vested stock program as part of the Equity Incentive Plan. The plan provides for non-vested stock awards to officers, board members and other key employees. Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, board members and key employees, subject to requisite service and meeting financial performance targets (for certain grants beginning in 2009), and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends and to vote their respective shares, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2010, 2011 and 2012 grants are subject to forfeiture during the restricted period. The shares are also subject to the terms and provisions of the Equity Incentive Plan. Non-vested stock awards granted in 2009 through 2012 (except grants to board members) include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Non-vested stock granted to non-employee directors vest after one year.

The Company recorded $4.3 million, $4.3 million and $7.0 million in compensation expense related to such outstanding non-vested shares during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 27, 2012. Of the $7.0 million in compensation expense for the year ended December 30, 2010, $1.6 million was related to the Company’s expected performance against the specified non-GAAP targets for the 2009 and 2010 grants as of December 30, 2010.

During the years ended December 27, 2012, December 29, 2011 and December 30, 2010 there was $0.1 million, $0.1 million and $0.1 million capitalized, respectively. The income tax benefit recognized in the income statement for non-vested shares was $1.3 million, $1.1 million and $2.1 million for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. As of December 27, 2012, unrecognized compensation cost related to non-vested stock was approximately $3.6 million, which will be recognized over a weighted average remaining period of 1.7 years. The weighted average grant date fair value of non-vested stock was $13.23, $17.66 and $17.24 for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The total fair value of awards vested was $6.9 million, $1.8 million and $1.6 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

A summary of restricted stock award activity under the Equity Incentive Plan as of December 27, 2012, and changes during the year then ended are presented below:

	Number of Restricted Shares	Weighted Average Grant- Date Fair Value
Non-vested as of December 29, 2011	1,285,508	$16.92
Granted	911,491	13.23
Exercised/released	(454,850)	15.72
Forfeited	(35,021)	16.02

Non-vested as of December 27, 2012	1,707,128	$15.30

11. EMPLOYEE BENEFIT PLANS

NCM sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $0.9 million and $0.9 million during the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively.

12. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing personnel as sales offices. The Company has no capital lease obligations. Total lease expense for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, was $2.3 million, $2.3 million and $2.2 million, respectively.

Future minimum lease payments under noncancelable operating leases as of December 27, 2012 are as follows (in millions):

Year	Minimum Lease Payments
2013	$2.5
2014	2.5
2015	2.5
2016	2.6
2017	2.0
Thereafter	5.9

Total	$18.0

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $47.3 million over the remaining terms of the network affiliate agreements. As of December 27, 2012 and December 29, 2011, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes—Due to the IRS examination discussed in Note 6—Income Taxes, it is reasonably possible that, should the IRS prevail, the Company may be required to pay additional amounts to the founding members under the tax receivable agreement which would be offset by refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to the founding members or refunds from the various taxing authorities cannot be reasonably estimated and as such no amounts are included in the consolidated financial statements herein.

13. FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 27, 2012		As of December 29, 2011
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loan	$265.0	$265.8	$550.0	$530.6
Senior Unsecured Notes	200.0	222.0	200.0	198.4
Senior Secured Notes	400.0	425.5	—	—

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

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$50.2	$6.2	$44.0	$—
Short-term marketable securities (2)	34.2	3.0	31.2	—

Total assets	$84.4	$9.2	$75.2	$—

	As of December 29, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$44.9	$44.9	$—	$—
Short-term marketable securities (2)	14.2	14.2	—	—
Long-term marketable securities (2)	18.0	18.0	—	—

Total assets	$77.1	$77.1	$—	$—

LIABILITIES:
Current portion of interest rate swap agreements (3)	$24.0	$—	$24.0	$—
Interest rate swap agreements (3)	46.8	—	46.8	—

Total liabilities	$70.8	$—	$70.8	$—

(1)	Cash Equivalents—The Company’s cash equivalents are primarily commercial paper investments and are carried at estimated fair value. They are valued based on Level 1 inputs whereby a readily determinable market value exists for the specific asset.
(2)	Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Proceeds from the sales of available-for-sale securities were $28.2 million and $23.0 million during 2012 and 2011, respectively. Gross realized gains and losses on those sales during 2012 and 2011 were inconsequential. For the purpose of determining gross realized gains and losses, the cost of securities sold is based on average cost. For the years ended December 27, 2012 and December 29, 2011, there was an inconsequential amount of net realized losses recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. As of December 27, 2012 and December 29, 2011 there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

(3)	Interest Rate Swap Agreements—The carrying amount and fair value of the interest rate swap agreements are equivalent since the Company accounts for these instruments at fair value. The interest rate swap agreements are valued using third party broker quotes. The value of the Company’s interest rate swap agreements is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Refer to Note 14-Derivative Instruments and Hedging Activities.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 27, 2012 and December 29, 2011 are as follows:

	As of December 27, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	3.0	3.0	0.7
Short-term commercial paper:
Financial	25.1	25.1	0.2
Industrial	5.1	5.1	0.3
Municipal	1.0	1.0	—

Total marketable securities	$34.2	$34.2

	As of December 29, 2011
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$9.2	$9.2	0.2
Short-term commercial paper:
Financial	5.0	5.0	0.1

Total short-term marketable securities	$14.2	$14.2

Long-term U.S. government agency bonds	18.0	18.0	1.8

Total long-term marketable securities	18.0	18.0

Total marketable securities	$32.2	$32.2

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Risk Management Objectives and Strategies

NCM LLC is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. NCM LLC utilizes certain derivative instruments to enhance its ability to manage these risks.

Accounting for Derivative Instruments and Hedging Activities

In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that is designated as a cash flow hedge is recorded in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.

The Company formally documents all relationships between hedging instruments and the underlying hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that have been designated as cash flow hedges to forecasted transactions.

The Company formally assesses, both at inception of the hedge and on an ongoing basis, whether the hedge is highly effective in offsetting changes in cash flows of the underlying hedged items. The Company also performs an assessment of the probability of the forecasted transactions on a periodic basis. If it is determined that a derivative ceases to be highly effective during the term of the hedge or if the forecasted transaction is no longer probable, the Company discontinues hedge accounting prospectively for such derivative.

As of December 27, 2012 and December 29, 2011, the estimated fair value and line item caption of derivative instruments recorded were as follows (in millions):

	Balance Sheet Location	Fair Value of Derivative Liability as of
		December 27, 2012	December 29, 2011
Derivatives designated as hedging instruments in cash flow hedges:
Current portion of interest rate swap agreements	Current Liabilities	$—	$18.0
Interest rate swap agreements	Other Liabilities	—	35.1
Derivatives not designated as hedging instruments:
Current portion of interest rate swap agreements	Current Liabilities	—	6.0
Interest rate swap agreements	Other Liabilities	—	11.7

Total derivatives		$—	$70.8

During 2012, NCM LLC entered into two amendments to the senior secured credit facility (see Note 9—Borrowings) resulting in amendments to our derivative instruments.

On April 27, 2012, the Company amended its existing interest rate swap agreements terminating a notional amount of $325.0 million (the aggregate amount of the term loan prepayment) such that 100% of the Company’s interest rate exposure relating to the remaining $225.0 million term loan debt balance remained hedged at 6.484%. Since the forecasted transactions, or quarterly interest payments, on the $325.0 million term loan prepayment are no longer probable of occurring, the Company discontinued cash flow hedge accounting on those swaps and reclassified the corresponding outstanding balance in AOCI related to those interest rate swaps into earnings. As a result, the Company recorded a loss of approximately $26.7 million related to the partial swap terminations and paid approximately $40.2 million in breakage fees.

The swaps were terminated ratably among the four counterparties, however the Company’s cash flow hedge accounting designation for each swap was pegged to varying balances of the underlying term loan. Cash flow hedge accounting was discontinued because the underlying debt instrument is no longer outstanding and the interest payments are no longer probable.

The Company also discontinued cash flow hedge accounting for swaps in which the Company terminated its swap with the counterparty, however, the corresponding term loan associated with those swaps remained outstanding. In accordance with ASC 815, the net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

In connection with the amendment to the term loans on November 26, 2012, the entire notional amount of NCM LLC’s interest rate swaps with four counterparties, equal to $225.0 million, was terminated such that NCM LLC’s interest rate exposure related to the Amended Term Loan will be unhedged. NCM LLC paid approximately $23.2 million in breakage fees in connection with the swap. The net derivative loss related to the discontinued cash flow hedges shall continue to be reported in AOCI because it is probable that the forecasted transaction will occur by the end of the originally specified time period.

As of December 27, 2012, a total of $21.9 million of cash flow hedges remaining in AOCI will be amortized in the Consolidated Statements of Income over the original swap term or February 13, 2015. The Company estimates approximately $10.3 million will be amortized to change in derivative fair value in the Consolidated Statements of Income in the next 12 months.

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

The effect of derivative instruments in cash flow hedge relationships on the consolidated financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010	December 27, 2012	December 29, 2011	December 30, 2010
Interest Rate Swaps	$26.0	$(18.1)	$(30.3)	$(9.1)	$(19.5)	$(19.4)

The effect of derivatives not designated as hedging instruments under ASC 815 on the consolidated financial statements for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 27, 2012	December 29, 2011	December 30, 2010
Realized loss on derivative instruments	Interest on borrowings	$(5.1)	$(6.5)	$(6.2)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	3.0	—	(4.0)
Amortization of AOCI on discontinued cash flow hedges	Change in derivative fair value	(4.0)	(1.3)	(1.3)

Total		$(6.1)	$(7.8)	$(11.5)

15. SEGMENT REPORTING

Advertising revenue accounts for 91.2%, 88.7% and 88.7%, of consolidated revenue for the years ended December 27, 2012, December 29, 2011 and December 30, 2010, respectively. The following table presents revenues, less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1-Segment Reporting.

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	19.8	144.6
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	28.1	31.5
Depreciation and amortization	—	—	20.4	20.4
Interest and other costs	—	—	99.8	99.8

Income before income taxes	$257.2	$5.3	$(170.5)	$92.0

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	18.6	132.7
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.0	30.4
Depreciation and amortization	—	—	18.8	18.8
Interest and other costs	—	—	73.7	73.7

Income before income taxes	$254.4	$6.4	$(140.8)	$120.0

	Year Ended December 30, 2010 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$379.5	$48.0	$—	$427.5
Operating costs	74.3	32.4	20.0	126.7
Selling and marketing costs	46.5	8.1	3.3	57.9
Administrative and other costs	3.2	0.8	30.5	34.5
Depreciation and amortization	—	—	17.8	17.8
Interest and other costs	—	—	64.0	64.0

Income before income taxes	$255.5	$6.7	$(135.6)	$126.6

The following is a summary of revenues by category (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
National advertising revenue	$288.7	$267.6	$272.0
Local advertising revenue	81.1	80.6	70.3
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	37.2
Fathom Consumer revenue	34.2	35.0	31.5
Fathom Business revenue	5.1	14.2	16.5

Total revenue	$448.8	$435.4	$427.5

During the first quarter of 2012, the Company began to wind down the Fathom Business Events division, to place more focus on the Fathom Consumer Events division.

16. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts and deferred tax assets for the years ended December 27, 2012, December 29, 2011 and December 30, 2010 were as follows (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	December 30, 2010
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.3	$3.7	$3.6
Provision for bad debt	1.2	2.1	2.3
Write-offs, net	(1.0)	(1.5)	(2.2)

Balance at end of period	$4.5	$4.3	$3.7

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$3.2	$1.7	$1.9
Valuation allowance recorded	—	1.5	—
Adjustment	0.1	—	(0.2)

Balance at end of period	$3.3	$3.2	$1.7

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Statements of Income for the years ended December 27, 2012 and December 29, 2011 (in millions, except per share data):

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Consolidated net income (2)(3)	0.7	(0.9)	49.0	16.5
Net income (loss) attributable to NCM, Inc. (2)(3)	(0.9)	(1.9)	16.7	(0.5)
Earnings (loss) per NCM, Inc. share, basic (2)(3)	(0.02)	(0.03)	0.31	(0.01)
Earnings (loss) per NCM, Inc. share, diluted (1)(2)(3)	(0.02)	(0.03)	0.30	(0.01)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$70.8	$114.0	$136.0	$114.6
Operating expenses	55.8	63.8	62.0	60.1
Operating income	15.0	50.2	74.0	54.5
Consolidated net income	1.6	28.3	45.9	24.8
Net income (loss) attributable to NCM, Inc.	(1.0)	9.0	16.8	6.7
Earnings (loss) per NCM, Inc. share, basic	(0.02)	0.17	0.31	0.12
Earnings (loss) per NCM, Inc. share, diluted (1)	(0.02)	0.16	0.31	0.12

(1)	Earnings per share in each quarter is computed using the weighted-average number of common shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of common shares outstanding during the year.
(2)	During the second quarter, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. See Note 14- Derivative Instruments and Hedging Activities.
(3)	During the fourth quarter, the Company recorded adjustments to the measurement of the deferred tax assets and the long-term payable to the founding member liability’s expected net realized tax benefit. The net amount of these adjustments was $6.2 million. See Note 6- Income Taxes.

18. SUBSEQUENT EVENTS

On February 21, 2013, the Company declared a cash dividend of $0.22 per share (approximately $12.0 million) on each share of the Company’s common stock (including outstanding restricted stock) to stockholders of record on March 7, 2013 to be paid on March 21, 2013.