Form 10-Q
period 2013-03-28
National CineMedia, Inc.
filed 2013-05-03
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2013

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

As of April 30, 2013, 56,887,379 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	March 28, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73.8	$72.4
Short-term marketable securities	25.0	34.2
Receivables, net of allowance of $4.8 and $4.5, respectively	63.8	98.5
Prepaid expenses (including $0.2 and $0 to founding members, respectively)	3.6	2.4
Income tax receivable	13.2	8.3
Deferred tax assets	4.8	4.9

Total current assets	184.2	220.7
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $65.5 and $63.1, respectively	26.0	25.7
Intangible assets, net of accumulated amortization of $35.6 and $32.5, respectively	346.5	280.3
Deferred tax assets, net of valuation allowance of $3.2 and $3.3, respectively	255.6	264.3
Debt issuance costs, net of accumulated amortization of $12.8 and $12.2, respectively	17.5	18.3
Other investment	0.8	0.8
Other long-term assets	0.4	0.4

Total non-current assets	646.8	589.8

TOTAL ASSETS	$831.0	$810.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	8.2	19.8
Payable to founding members under tax sharing agreement	14.2	19.6
Accrued expenses	19.2	18.5
Accrued payroll and related expenses	6.7	11.6
Accounts payable (including $0.6 and $0.9 to related party affiliates, respectively)	10.8	15.7
Deferred revenue	2.7	5.7
Deferred tax liability	0.2	0.2

Total current liabilities	62.0	91.1
NON-CURRENT LIABILITIES:
Borrowings	879.0	879.0
Deferred tax liability	59.1	59.3
Payable to founding members under tax sharing agreement	139.7	137.5

Total non-current liabilities	1,077.8	1,075.8

Total liabilities	1,139.8	1,166.9

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 54,861,063 and 54,486,259 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(339.0)	(362.4)
Retained earnings (distributions in excess of earnings)	(83.9)	(70.5)
Accumulated other comprehensive loss	(6.0)	(6.7)

Total NCM, Inc. stockholders’ equity/(deficit)	(428.4)	(439.1)
Noncontrolling interests	119.6	82.7

Total equity/(deficit)	(308.8)	(356.4)

TOTAL LIABILITIES AND EQUITY	$831.0	$810.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
REVENUE:
Advertising (including revenue from founding members of $8.9 and $9.8, respectively)	$73.7	$66.3
Fathom Events	8.5	12.8

Total	82.2	79.1

OPERATING EXPENSES:
Advertising operating costs (including $0.6 and $0.6 to related party affiliates, respectively)	5.7	4.7
Fathom Events operating costs (including $0.9 and $2.0 to founding members, respectively)	5.8	9.0
Network costs	5.0	5.1
Theatre access fees—founding members	15.6	15.7
Selling and marketing costs (including $0.2 and $0.2 to founding members, respectively)	15.4	14.5
Administrative and other costs	7.7	8.2
Depreciation and amortization	5.4	4.9

Total	60.6	62.1

OPERATING INCOME	21.6	17.0

NON-OPERATING EXPENSES:
Interest on borrowings	13.3	14.1
Interest income	(0.1)	(0.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.4	3.0
Change in derivative fair value	—	(0.7)
Amortization of terminated derivatives	2.5	0.3

Total	19.1	16.6

INCOME BEFORE INCOME TAXES	2.5	0.4
Income tax expense (benefit)	0.6	(0.3)

CONSOLIDATED NET INCOME	1.9	0.7
Less: Net income attributable to noncontrolling interests	2.9	1.6

NET LOSS ATTRIBUTABLE TO NCM, INC.	$(1.0)	$(0.9)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	54,611,614	54,141,234
Diluted	54,611,614	54,141,234

Dividends declared per common share	$0.22	$0.22

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
CONSOLIDATED NET INCOME, NET OF TAX	$1.9	$0.7
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax	2.1	0.2
Net unrealized gain on cash flow hedges, net of tax	—	1.8

CONSOLIDATED COMPREHENSIVE INCOME	4.0	2.7

Less: Comprehensive income attributable to noncontrolling interests	4.3	2.8

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(0.3)	$(0.1)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$1.9	$0.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	5.4	6.2
Depreciation and amortization	5.4	4.9
Non-cash share-based compensation	2.1	2.9
Excess tax benefit from share-based compensation	—	(0.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.4	3.0
Net unrealized loss (gain) on hedging transactions	2.5	(0.4)
Amortization of debt issuance costs	0.6	0.8
Changes in operating assets and liabilities:
Receivables, net	34.9	23.4
Accounts payable and accrued expenses	(9.2)	(13.3)
Amounts due to founding members	1.3	(1.1)
Payment to founding members under tax sharing agreement	(10.1)	(18.2)
Income taxes and other	(5.3)	(11.2)
Other, net	(4.3)	(0.1)

Net cash provided by (used in) operating activities	28.6	(2.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.7)	(2.4)
Purchases of marketable securities	(16.8)	(14.8)
Proceeds from sale and maturities of marketable securities	26.1	20.2
Payment from founding members for intangible assets	—	0.2
Purchases of intangible assets from an affiliate	(0.5)	(1.6)

Net cash provided by investing activities	6.1	1.6

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12.1)	(12.8)
Proceeds from borrowings	18.0	63.0
Repayments of borrowings	(18.0)	(36.0)
Distributions to founding members	(20.9)	(22.1)
Excess tax benefit from share-based compensation	—	0.1
Proceeds from stock option exercises	1.4	1.8
Repurchase of stock for restricted stock tax withholding	(1.7)	(2.2)

Net cash used in financing activities	(33.3)	(8.2)

CHANGE IN CASH AND CASH EQUIVALENTS	1.4	(9.1)
CASH AND CASH EQUIVALENTS:
Beginning of period	72.4	65.9

End of period	$73.8	$56.8

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity	$69.0	$10.1
Increase in cost method investment	$—	$0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$11.2	$17.6
Cash paid for income taxes	$—	$4.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance—December 27, 2012	$(356.4)	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7
Distributions to founding members	(8.0)	—	—	—	—	(8.0)
Subsidiary equity issued for purchase of intangible asset	69.0	—	32.4	—	—	36.6
Income tax and other impacts of subsidiary ownership changes	(6.8)	—	(10.1)	—	—	3.3
Comprehensive income, net of tax	4.0	—	—	(1.0)	0.7	4.3
Share-based compensation issued	(0.3)	—	(0.3)	—	—	—
Share-based compensation expense/capitalized	2.1	—	1.4	—	—	0.7
Cash dividends declared $0.22 per share	(12.4)	—	—	(12.4)	—	—

Balance—March 28, 2013	$(308.8)	$0.5	$(339.0)	$(83.9)	$(6.0)	$119.6

Balance—December 29, 2011	$(346.8)	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1
Distributions to members	(1.7)	—	—	—	—	(1.7)
Subsidiary equity returned for purchase of intangible asset	10.1	—	4.9	—	—	5.2
Income tax and other impacts of subsidiary ownership changes	(1.4)	—	(2.5)	—	—	1.1
Comprehensive income, net of tax	2.7	—	—	(0.9)	0.8	2.8
Share-based compensation issued	(0.4)	—	(0.4)	—	—	—
Share-based compensation expense/capitalized	3.0	—	2.2	—	—	0.8
Excess tax benefit from share-based compensation	(0.1)	—	(0.1)	—	—	—
Cash dividends declared $0.22 per share	(12.8)	—	—	(12.8)	—	—

Balance—March 29, 2012	$(347.4)	$0.5	$(372.1)	$(48.6)	$(16.5)	$89.3

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

As of March 28, 2013, NCM LLC had 116,928,653 common membership units outstanding, of which 54,861,063 (46.9%) were owned by NCM, Inc., 24,332,152 (20.8%) were owned by Regal, 19,052,770 (16.3%) were owned by AMC and 18,682,668 (16.0%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 27, 2012 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 27, 2012.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 4-Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

The Company’s annual financial statements included in Form 10-K filed for the fiscal year ended December 27, 2012 contain a complete discussion of the Company’s significant accounting policies.

Revenue Recognition—The Company derives revenue principally from advertising revenue, which includes on-screen advertising, lobby network (LEN) and lobby promotions and advertising on entertainment websites and mobile applications owned by other companies. The Company also derived approximately 10.3% of its revenue in the first quarter of 2013 from Fathom Events. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will either run additional advertising to deliver the contracted impressions at a later date, which the Company refers to as a make-good provision, or the Company will refund the fee related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Consolidated Balance Sheets. Deferred revenue consists of payments received in advance of being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom events revenue is recognized in the period in which the event is held.

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting. Fathom Events is an operating segment under ASC 280, but does not meet the annual quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the consolidated statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 9-Segment Reporting.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of March 28, 2013, there were two advertising agency groups through which the Company sources national advertising revenue representing approximately 11.7% and 10.8%, respectively, of the Company’s outstanding gross receivable balance. As of December 27, 2012, there were no advertising agency groups through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended March 28, 2013 and March 29, 2012, the Company had no customers which accounted for more than 10% of revenue.

Share-Based Compensation—The Company issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Restricted stock vests upon the achievement of Company performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on all unvested restricted stock and are only paid when the shares vest. During the three months ended March 28, 2013, 359,528 shares of restricted stock vested.

Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. During the three months ended March 28, 2013, 130,615 stock options were exercised at a weighted average exercise price of $10.56 per share.

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 28, 2013	March 29, 2012
Net loss attributable to NCM, Inc.	$(1.0)	$(0.9)
Subsidiary equity issued for purchase of intangible asset	32.4	4.9
Income tax and other impacts of subsidiary ownership changes	(10.1)	(2.5)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$21.3	$1.5

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

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. Refer to Note 8 – Derivative Instruments and Hedging Activities for the Company’s disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

2. LOSS PER SHARE

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

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Net loss attributable to NCM, Inc. (in millions)	$(1.0)	$(0.9)

Weighted average shares outstanding:
Basic	54,611,614	54,141,234
Add: Dilutive effect of stock options and restricted stock	—	—

Diluted	54,611,614	54,141,234

Loss per NCM, Inc. share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

The effect of 58,229,424 and 56,980,212 exchangeable NCM LLC common units held by the founding members for the three months ended March 28, 2013 and March 29, 2012, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 6,558,355 and 854,169 stock options and non-vested (restricted) shares for the three months ended March 28, 2013 and March 29, 2012, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the three months ended March 28, 2013 and March 29, 2012, NCM LLC issued 4,536,014 and 651,612 common membership units to its founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. NCM LLC recorded a net intangible asset of $69.0 million and $9.9 million during the first quarter of 2013 and 2012, respectively, as a result of the common unit adjustment. In lieu of surrendering 16,727 units in 2012, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

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

4. RELATED-PARTY TRANSACTIONS

Founding Member Transactions—Following is a summary of the transactions between the Company and the founding members (in millions):

Included in the Condensed Consolidated Statements of Income:	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$8.9	$9.8
Operating expenses:
Theatre access fee (2)	15.6	15.7
Revenue share from Fathom Events (included in Fathom Events operating costs) (3)	0.9	1.9
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (4)	—	0.1
Purchase of movie tickets and concession products (included in Selling and marketing costs) (4)	0.2	0.2

(1)	For the three months ended March 28, 2013 and March 29, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(3)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(4)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.

Included in the Condensed Consolidated Balance Sheets:	As of March 28, 2013	As of December 27, 2012
Integration payments (included in Intangible assets) (1)	$0.2	$—
Purchase of movie tickets and concession products (included in Prepaid expenses) (2)	0.2	—
Current payable to founding members under tax sharing agreement (3)	14.2	19.6
Long-term payable to founding members under tax sharing agreement (3)	139.7	137.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	In December 2012, AMC acquired a portion of Rave Cinemas, LLC (“Rave”). Rave had a pre-existing advertising agreement for some of the theatres it owned and, as a result, AMC will make integration payments pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions.
(2)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(3)	The Company paid the founding members $10.1 million in the first quarter of 2013, of which $0.9 million was for the 2011 tax year and $9.2 million was for the 2012 tax year.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three months ended March 28, 2013 and March 29, 2012 are as follows (in millions):

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
AMC	$2.5	$0.5
Cinemark	2.4	0.5
Regal	3.1	0.7
NCM, Inc.	7.1	1.6

Total	$15.1	$3.3

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended March 28, 2013 of $8.0 million is included in amounts due to founding members on the Condensed Consolidated Balance Sheets as of March 28, 2013 and will be made in the second quarter of 2013.

Amounts due to founding members as of March 28, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.6	1.0	$2.2
Cost and other reimbursement	(1.0)	(0.5)	(0.5)	(2.0)
Distributions payable	2.5	2.4	3.1	8.0

Total	$2.1	$2.5	$3.6	$8.2

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of advertising operating costs in the Condensed Consolidated Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Starplex (1)	$0.5	$0.5
Other (2)	0.1	0.1

Total	$0.6	$0.6

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Consolidated Balance Sheets (in millions):

Related Party Affiliate	As of March 28, 2013	As of December 27, 2012
Starplex (1)	$0.5	$0.7
Other (2)	0.1	0.2

Total	$0.6	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Other affiliates include Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

5. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of March 28, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	March 28, 2013	December 27, 2012	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$14.0	November 26, 2017(1)	(2)
Term Loan	265.0	265.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$879.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

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

NCM LLC’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, on the revolving credit facility termination date of December 31, 2014. The maturity date applicable to any remaining outstanding principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at the Company’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit agreement). The applicable margins on the $110.0 million portion of the revolving credit facility are the LIBOR index plus 2.25% or the base rate plus 1.25%. The margins on the $14.0 million portion of the revolving credit facility is the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 28, 2013 was 1.71%.

Term Loan—The term loan bears interest at the Company’s option of either the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 2.25%. The weighted-average interest rate on the term loan as of March 28, 2013 was 3.46%.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the Company was in compliance as of March 28, 2013, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as the Company’s consolidated net senior secured leverage ratio is below 6.5 times and the Company is in compliance with its debt covenants. As of March 28, 2013, the Company’s consolidated net senior secured leverage ratio was 3.0 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of March 28, 2013.

Senior Secured Notes due 2022—On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of March 28, 2013.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $44.1 million over the remaining terms of the network affiliate agreements. As of March 28, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

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

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60 Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. The Company submitted its written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and intends to dispute the adjustments through the administrative appeals process. In December 2012, NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference has been scheduled for May 14, 2013.

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

As of March 28, 2013 and December 27, 2012, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

7. FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of March 28, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)

Term Loan	$265.0	$268.1	$265.0	$265.8
Senior Unsecured Notes	200.0	223.1	200.0	222.0
Senior Secured Notes	400.0	430.3	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of March 28, 2013 or December 27, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.8 million as of March 28, 2013 and December 27, 2012, respectively.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 28, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$39.5	2.6	36.9	$—
Short-term marketable securities (2)	25.0	1.0	24.0	—

Total assets	$64.5	$3.6	$60.9	$—

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$50.2	$6.2	$44.0	$—
Short-term marketable securities (2)	34.2	3.0	31.2	—

Total assets	$84.4	$9.2	$75.2	$—

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)

Short-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three months ended March 28, 2013 and March 27, 2012, there was an inconsequential amount of net realized gains (losses) recognized in interest income and no net unrealized holding gains (losses) included in other comprehensive income. As of March 28, 2013 and December 27, 2012 there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 28, 2013 and December 27, 2012 are as follows:

	As of March 28, 2013
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$1.0	1.0	0.1
Short-term commercial paper:
Financial	16.9	16.9	0.2
Industrial	5.1	5.1	0.2
Municipal	2.0	2.0	0.3

Total marketable securities	$25.0	$25.0

	As of December 27, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.0	$3.0	0.7
Short-term commercial paper:
Financial	25.1	25.1	0.2
Industrial	5.1	5.1	0.3
Municipal	1.0	1.0	—

Total marketable securities	$34.2	$34.2

(1)	Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $265.0 million term loan is unhedged and as of March 28, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income (“AOCI”) shall continue to be reported in AOCI unless it is not probable that the forecasted transaction will occur by the end of the originally specified time period. As of March 28, 2013, there was approximately $19.4 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, as the underlying debt transactions (interest payments) remain probable of occurring, and will be amortized in the Condensed Consolidated Statements of Income over the remaining swap agreement term, or February 13, 2015.

During the three months ended March 29, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

The effect of derivative instruments with cash flow hedge accounting on the condensed consolidated financial statements for the three months ended March 28, 2013 and March 29, 2012 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)		Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Three Months Ended
	March 28, 2013	March 29, 2012	March 28, 2013	March 29, 2012
Interest Rate Swaps	$2.5	$(2.2)	$—	$(4.6)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed consolidated financial statements for the three months ended March 28, 2013 and March 29, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Three Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	March 28, 2013	March 29, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$(1.6)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	—	0.7
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(2.5)	(0.3)

Total		$(2.5)	$(1.2)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in AOCI by component for the three months ended March 28, 2013 were as follows (in millions):

	Interest Rate Swaps	Income Statement Location
Balance as of December 27, 2012	$(6.7)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	2.5	Amortization of terminated derivatives

Total amounts reclassified from AOCI	2.5

Noncontrolling interest on reclassifications	(1.4)
Tax effect on reclassifications	(0.4)

Net other comprehensive income	0.7

Balance as of March 28, 2013	$(6.0)

9. SEGMENT REPORTING

Advertising revenue accounted for 89.7% and 83.8% of consolidated revenue for the three months ended March 28, 2013 and March 29, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at operating income net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

	Three Months Ended March 28, 2013 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$73.7	$8.5	$—	$82.2
Operating costs	21.3	5.8	5.0	32.1
Selling and marketing costs	13.7	1.1	0.6	15.4
Administrative and other costs	0.3	0.2	7.2	7.7
Depreciation and amortization	—	—	5.4	5.4
Interest and other non-operating costs			19.1	19.1

Income (loss) before income taxes	$38.4	$1.4	$(37.3)	$2.5

	Three Months Ended March 29, 2012 (in millions)
	Advertising	Fathom Events and Other	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$66.3	$12.8	$—	$79.1
Operating costs	20.5	9.0	5.0	34.5
Selling and marketing costs	11.9	1.8	0.8	14.5
Administrative and other costs	0.3	0.2	7.7	8.2
Depreciation and amortization	—	—	4.9	4.9
Interest and other non-operating costs			16.6	16.6

Income (loss) before income taxes	$33.6	$1.8	$(35.0)	$0.4

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is a summary of revenues by category (in millions):

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
National advertising revenue	$51.5	$45.6
Local advertising revenue	13.3	10.9
Founding member advertising revenue from beverage concessionaire agreements	8.9	9.8
Fathom Consumer revenue	8.3	9.6
Fathom Business revenue	0.2	3.2

Total revenue	$82.2	$79.1

10. SUBSEQUENT EVENTS

On May 1, 2013, the Company declared a cash dividend of $0.22 per share (approximately $12.1 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 16, 2013 to be paid on May 30, 2013.

On May 2, 2013, the Company amended its Senior Secured Credit Facility (“Amended Credit Facility”). Under the Amended Credit Facility, the term loan increased from $265 million to $270 million and the interest rate decreased by 50 basis points from the LIBOR index plus 3.25% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the Senior Secured Credit Facility) plus 2.25% to the LIBOR index plus 2.75% or the base rate plus 1.75%. In addition, the interest rate on $110 million of the Company’s revolving credit facility was reduced by 25 basis points from the LIBOR index plus 2.25% or the base rate plus 1.25% to the LIBOR index plus 2.00% or the base rate plus 1.00%. The term of the facilities did not change and the proceeds from the refinancing will be used to pay fees and expenses incurred in connection with the amendment and for general corporate purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2012. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2012. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming and Fathom Event programming are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event, attendance per event and location, as well as our operating cash flow and related financial leverage and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 22, 2013 for the Company’s fiscal year ended December 27, 2012.

Summary Historical and Operating Data

(In millions, except per share and per attendee data)	Three Months Ended
	March 28, 2013	March 29, 2012
Revenue	$82.2	$79.1
Operating income	$21.6	$17.0
Adjusted OIBDA	$29.1	$24.8
Adjusted OIBDA margin	35.4%	31.4%
Net loss attributable to NCM, Inc.	$(1.0)	$(0.9)
Net loss per NCM, Inc. basic share	$(0.02)	$(0.02)
Net loss per NCM, Inc. diluted share	$(0.02)	$(0.02)
Total advertising revenue	$73.7	$66.3
Total theatre attendance	154.6	169.0
Total advertising revenue per attendee	$0.477	$0.392
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.419	$0.334
Total local advertising revenue per attendee	$0.086	$0.065

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with U.S. GAAP. OIBDA represents consolidated net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that consolidated net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended
	March 28, 2013	March 29, 2012
Consolidated net income	$1.9	$0.7
Income tax expense (benefit)	0.6	(0.3)
Interest and other non-operating costs	19.1	16.6
Depreciation and amortization	5.4	4.9

OIBDA	27.0	21.9
Share-based compensation costs (1)	2.1	2.9

Adjusted OIBDA	$29.1	$24.8

Total Revenue	$82.2	$79.1

Adjusted OIBDA margin	35.4%	31.4%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the three months ended March 28, 2013 and March 29, 2012 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended March 28, 2013 and March 29, 2012

Revenue. Total revenue increased $3.1 million, or 3.9%, from $79.1 million for the three months ended March 29, 2012 to $82.2 million for the three months ended March 28, 2013. The increase was driven by an increase in total advertising revenue of $7.4 million, or 11.2%, from $66.3 million for the three months ended March 29, 2012 to $73.7 million for the three months ended March 28, 2013. The increase was partially offset by a decrease in Fathom Events revenue of $4.3 million, or 33.6%, from $12.8 million for the three months ended March 29, 2012 to $8.5 million for the three months ended March 28, 2013. Total advertising revenue (including beverage revenue) per attendee for the three months ended March 28, 2013 increased 21.7% from the three months ended March 29, 2012. Total advertising revenue per attendee (excluding beverage revenue) for the three months ended March 28, 2013 increased 25.5% over the same period in 2012. The following is a summary of revenue by category (in millions).

	Three Months Ended		Change Q1’12 to Q1’13
	March 28, 2013	March 29, 2012	$	%
National advertising revenue	$51.5	$45.6	$5.9	12.9%
Local advertising revenue	13.3	10.9	2.4	22.0%
Founding member advertising revenue from beverage concessionaire agreements	8.9	9.8	(0.9)	(9.2)%
Fathom Consumer revenue	8.3	9.6	(1.3)	(13.5)%
Fathom Business revenue	0.2	3.2	(3.0)	(93.8)%

Total Revenue	$82.2	$79.1	$3.1	3.9%

National advertising revenue. The $5.9 million, or 12.9%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to the following:

•

National inventory utilization increased from approximately 76.4% in the first quarter of 2012 to 86.0% in the first quarter of 2013 due to an increase in content partner spending, partially offset by a 8.5% decline in network attendance quarter-over-quarter related to an overall decrease in cinema industry attendance from a weaker overall film release schedule in first quarter of 2013, compared to first quarter of 2012. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate;

•

National advertising CPMs (excluding beverage revenue) increased by 10.8% due primarily to an increase in content partner revenue as content partners spent 25% of their annual spending commitments in the first quarter of 2013 compared to 12% in the first quarter of 2012;

•

Online and mobile revenue increased approximately $0.5 million, or 83.3%, from $0.6 million during the three months ended March 29, 2012 to $1.1 million for the three months ended March 28, 2013. This revenue represented 2.1% and 1.3% of national advertising revenue (excluding beverage) and total revenue, respectively during the three months ended March 28, 2013. Online and mobile revenue increased because the Company continued to increase the number of integrated marketing packages sold to its clients that combine on-screen, lobby and online and mobile marketing components. The Company intends to increase its focus on these integrated solutions to its clients in the future as online and mobile advertising is becoming a more important part of the marketing mix for marketers.

Local advertising revenue. The $2.4 million, or 22.0%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 13.0% and an increase in the average contract value of 6.1% in the first quarter of 2013 compared to the first quarter of 2012. The increase in contract volume was driven by an increase in the volume of both larger regional contracts and smaller local contracts. The total dollar value of our local advertising contracts over $100,000 increased 48.6% and the number of contracts over $100,000 increased 22.2%. The increase in the larger contracts was driven in part by the addition of new network affiliates over the past year that widened our geographic coverage, making our network more attractive to larger local advertising clients. Local revenue per theatre attendee increased 32.3% as a result of the increase in local advertising revenue and lower network attendance related to the lower overall cinema industry attendance, as described above.

Founding member beverage revenue. The $0.9 million, or 9.2%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 9.7% decrease in founding member attendance. The decrease in founding member attendance related to lower cinema industry attendance, partially offset by an increase due to the acquisition of 25 theatres (with 301 screens) by NCM LLC’s founding members late in 2012.

Fathom Events revenue. Fathom Events revenue decreased $4.3 million, or 33.6%, from $12.8 million for the three months ended March 29, 2012 to $8.5 million for the three months ended March 28, 2013. The decrease was due to a decrease in Fathom Business Events revenue of $3.0 million as this division was wound-down during the first quarter of 2012. In addition, Fathom Consumer Events revenue decreased $1.3 million, or 13.5%, from $9.6 million for the three months ended March 29, 2012 to $8.3 million for the three months ended March 28, 2013. The decrease in Fathom Consumer Events revenue was driven by a 24.0% decrease in the number of event nights to 19 during the first quarter of 2013 compared to 25 the first quarter of 2012.

Operating expenses. Total operating expenses decreased $1.5 million, or 2.4%, from $62.1 million for the three months ended March 29, 2012 to $60.6 million for the three months ended March 28, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs increased $1.0 million, or 21.3%, from $4.7 million for the three months ended March 29, 2012 to $5.7 million for the three months ended March 28, 2013. The increase was primarily due to a $0.7 million increase in affiliate advertising payments. The increase in affiliate advertising payments was driven by the 12.9% increase in national advertising revenue (excluding beverage revenue) and a 5.9% increase in the number of average affiliate screens in the first quarter of 2013, compared to the first quarter of 2012. The increase in affiliate screens is due to the addition of five new theatre circuits to our network, partially offset by the acquisition of affiliate screens by NCM LLC’s founding members.

Fathom Events operating costs. Fathom Events operating costs decreased $3.2 million, or 35.6%, from $9.0 million for the three months ended March 29, 2012 to $5.8 million for the three months ended March 28, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Business Events division which declined $1.5 million as this division was wound-down in the first quarter of 2012. In addition, costs associated with the Fathom Consumer Events division decreased by $1.7 million due to the decline in Fathom Consumer Events revenue.

Network costs. Network costs decreased slightly from $5.1 million for the three months ended March 29, 2012 to $5.0 million for the three months ended March 28, 2013. These costs decreased due to lower network maintenance costs during the first quarter of 2013, compared to the first quarter of 2012, partially offset by an increase in costs related to a 2.4% increase in the number of average network screens during the period.

Theatre access fees. Theatre access fees decreased slightly from $15.7 million for the three months ended March 29, 2012 to $15.6 million for the three months ended March 28, 2013. The decrease was due to a decrease in founding member attendance of 9.7% in the first quarter of 2013 compared to the first quarter of 2012, which resulted in a decrease in our theatre access fees of $1.0 million, partially offset by a $0.9 million increase in the fees for use of digital screens and higher quality digital cinema projectors. The decrease in founding member attendance was related to the impact of lower overall cinema industry attendance, partially offset by the acquisition of theatres by founding members late in 2012. The fees for digital screens and digital cinema projectors increased due to an annual 5% contractual rate increase, as well as, an increase in the number of founding member network digital screens and the number of theatres equipped with digital cinema projectors year-over-year. As of March 28, 2013, the number of founding member theatres with digital screens and those equipped with digital cinema projectors as a percentage of the total founding member network was 96% and 86%, respectively.

Selling and marketing costs. Selling and marketing costs increased $0.9 million, or 6.2%, from $14.5 million for the three months ended March 29, 2012 to $15.4 million for the three months ended March 28, 2013. This increase was primarily due to an increase in advertising related selling and marketing costs of $1.8 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $0.7 million. Advertising related selling and marketing costs increased due primarily to $0.7 million of higher barter expense incurred in the quarter related to barter revenue recorded in 2012, $0.4 million greater online publisher expenses related to greater online and mobile revenue and $0.3 million higher local commission expense due to the increase in local advertising revenue. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs decreased $0.5 million, or 6.1%, from $8.2 million for the three months ended March 29, 2012 to $7.7 million for the three months ended March 28, 2013. The decrease was primarily due to a decrease of $0.8 million in non-cash share-based compensation expense, partially offset by an increase in personnel and legal and other professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 10.2%, from $4.9 million for the three months ended March 29, 2012 to $5.4 million for the three months ended March 28, 2013. The increase was due to higher amortization of intangible assets due to new intangibles recorded for affiliate agreements and NCM LLC founding member common unit adjustments, as well as, an increase in depreciation expense resulting from greater property, plant and equipment balances year-over-year.

Net loss. Net loss increased $0.1 million, or 11.1%, from $0.9 million for the three months ended March 29, 2012 to $1.0 million for the three months ended March 28, 2013. The increase in the net loss was driven by the following factors:

•

a non-cash $2.2 million increase in the amortization expense associated with terminated swap arrangements which increased due to the termination of interest rate swaps in connection with two debt refinancing transactions in 2012;

•	a $1.3 million increase in income attributable to noncontrolling interests due to higher NCM LLC net income in the period;

•	an increase in income tax expense of $0.9 million due primarily to a $0.5 million tax assessment in the first quarter of 2013 and an increase in state tax rates;

•

a $0.7 million decrease in the gain recorded for the change in derivative fair value, as the Company did not record changes in fair value on derivatives in its Condensed Consolidated Statements of Income during the first quarter of 2013, as it did in 2012 due to the termination of its interest rate swaps in 2012; and

•	an increase in interest due to the founding members under the tax receivable agreement of $0.4 million.

These increases to the net loss were partially offset by an increase in operating income of $4.6 million, as described further above, and a decrease in interest on borrowings of $0.8 million due to a lower average interest rate in the first quarter of 2013 compared to the first quarter of 2012 as a result of the Company’s two debt refinancing transactions in 2012.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter advertising market in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and the number of Fathom live broadcast events and locations. During 2012, we added several new affiliate theatres to our national network including: Cinema Supply, Incorporated, Dickinson Theatres, Inc., Far Away Entertainment, HM Theatres, Inc., King Theatres Circuit LLC, Star Cinema Grill, Texas Cinemas, Corp., O’Neil Entertainment Group, United Entertainment Corp., Fairchild Cinemas, Inc., Loeks Theatres, Inc. (Celebration! Cinema), Kerasotes ICON Theatres and Rocky Mountain Cinemas, Inc. d.b.a. Aurora Cinema Grill, and so far in 2013 we have contracted to add Marquee Cinemas, Inc., Sonora Entertainment Group, LLC and Aliance Management Company, LLC (Xscape Theatres), which will join our advertising network in the second quarter of 2013. In total, these contracted new founding member and affiliate theatres that have joined our network during 2012 and early 2013 are expected to add approximately 26 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 364 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and regional video and other advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013 and in 2012, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members in the remainder of 2013. It is expected that NCM LLC’s founding members will be renegotiating their agreements with their beverage supplier over the next couple of years, which could change the amount of advertising time that the circuits are required to buy from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline that time will be available for sale to other clients.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business. This additional fee increased in 2012 and will continue to increase in 2013 as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of March 28, 2013, 76.4% of our network screens were showing advertising on digital cinema projectors versus 53.3% as of March 29, 2012.

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

NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “60 Day Letter” from the IRS, dated April 25, 2012, in connection with the examination of NCM LLC’s federal tax return for the 2007 and 2008 fiscal years. The 60 Day Letter notified NCM LLC that the IRS intended to adjust partnership items unless a written letter of protest was received by the IRS within 60 days of the date of the letter. Subsequent to the receipt of the 60

Day Letter, NCM, Inc. received from the IRS an additional 30 day extension to respond. The adjustments proposed by the IRS in the 60 Day Letter are materially similar to the adjustments proposed in the NOPA received in September 2011. NCM LLC submitted a written letter of protest to the IRS in July 2012 and believes the IRS’ position lacks merit and is disputing the adjustments through the administrative appeals process. In December 2012, NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference is scheduled for May 14, 2013.

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

During 2012 and 2011, we amended our senior secured credit facility and issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 8.2 years as of March 28, 2013, and our cash interest expense on borrowings is projected to decreased approximately $3.5 million for 2013 compared to 2012, before the amortization of Accumulated Other Comprehensive Income. On May 2, 2013, we refinanced our term loan and revolving credit agreement to reduce the interest rate spreads on those credit facilities by 50 basis points and 25 basis points, respectively. This re-pricing decreases the applicable interest rate margins and lowers our annual interest expense by approximately $1.2 million.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of March 28, 2013, our cash, cash equivalents and short-term marketable securities balance was $98.8 million, a decrease of $7.8 million compared to the balance of $106.6 million as of December 27, 2012. The cash, cash equivalent and marketable securities as of March 28, 2013, combined with $110.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $208.8, million or a $7.8 million decrease, versus total liquidity availability of $216.6 million as of December 27, 2012. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined) to our founding members, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes, and principal payments on debt, income tax payments, tax sharing payments to NCM LLC’s founding members and quarterly dividends to NCM, Inc.’s common stockholders. As of March 28, 2013, our cash, cash equivalents and marketable securities totaled $98.8 million, an increase of $15.1 million, compared to $83.7 million as of March 29, 2012. Our total liquidity availability increased $77.1 million to $208.8 million as of March 28, 2013, compared to $131.7 million as of March 29, 2012.

We have generated and used cash as follows (in millions):

	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
Operating cash flow	$28.6	$(2.5)
Investing cash flow	$6.1	$1.6
Financing cash flow	$(33.3)	$(8.2)

•

Operating Activities. The increase in cash provided by operating activities for the three months ended March 28, 2013 versus the three months ended March 29, 2012 was primarily due to an increase in working capital driven primarily by higher collections of accounts receivable and a decrease in the payment to founding members under the tax sharing arrangement of $8.1 in the first quarter of 2013 compared to the first quarter of 2012.

•

Investing Activities. The cash provided by investing cash flows for the three months ended March 28, 2013 increased $4.5 million compared to the three months ended March 29, 2012. The increase was due primarily to greater proceeds from the sales and maturities of marketable securities, net of purchases, of $3.9 million.

•

Financing Activities. Cash used in financing activities increased by $25.1 million during the three months ended March 28, 2013 compared to the three months ended March 29, 2012. The increase in cash used was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $27.0 million.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 28, 2013 were $87.7 million (not including NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality in advertising, interest on borrowings under our revolving agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash quarterly, as defined in the operating agreement, to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 28, 2013 (which will be made during the second quarter of 2013) was $15.1 million, of which $7.1 million will be distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared on May 1, 2013 of $0.22 per share (approximately $12.1 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 16, 2013 to be paid on May 30, 2013. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during 2012 and as a result has extended the average maturity of its debt by over six years and increased its liquidity, while not meaningfully impacting free cash flow. In addition, on May 2, 2013, the Company refinanced its term loan and revolving credit agreement to expand the term loan by $5 million and reduced the interest rate spreads which lowers our annual interest expense by approximately $1.2 million.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2012 and incorporated by reference herein. As of March 28, 2013, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. Refer to Note 8 – Derivative Instruments and Hedging Activities to the Condensed Consolidated Financial Statements for the Company’s disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its condensed consolidated financial statements.

Related Party Transactions

For a discussion of related party transactions, see the information provided under Note 4-Related-Party Transactions to the unaudited condensed consolidated financial statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 28, 2013.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry as well as the timing and the number of Fathom Events. Both advertising expenditures and theatre attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theatre attendance levels. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and lower theatre industry attendance levels. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future. The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010, 2011 and 2012.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of March 28, 2013, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $265.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14 million revolving credit facility and $265.0 million term loan outstanding as of March 28, 2013. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer

(principal executive officer) and Vice President and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of March 28, 2013, our management evaluated, with the participation of the Chief Executive Officer and Vice President and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 28, 2013 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 28, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 22, 2013 for the fiscal year ended December 27, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 28, 2012 through January 24, 2013 (1)	6,550	$14.33	—	N/A
January 25, 2013 through February 28, 2013 (1)	108,789	$14.99	—	N/A
February 29, 2013 through March 28, 2013	—	—	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	***	XBRL Instance Document

101.SCH	***	XBRL Taxonomy Extension Schema Document

101.CAL	***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.
(1)	Incorporated by reference to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 10, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date: May 3, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2013	/s/ David J. Oddo
David J. Oddo
Vice President and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Date: May 3, 2013	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President and Interim Co-Chief Financial Officer
(Principal Accounting Officer)