Form 10-Q
period 2013-06-27
National CineMedia, Inc.
filed 2013-08-02
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2013

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

As of July 31, 2013, 55,395,256 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	June 27, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55.2	$72.4
Short-term marketable securities	39.9	34.2
Receivables, net of allowance of $5.1 and $4.5, respectively	110.2	98.5
Prepaid expenses (including $0.1 and $0.0 to founding members, respectively)	3.5	2.4
Income tax receivable	10.5	8.3
Deferred tax assets	5.0	4.9

Total current assets	224.3	220.7
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.9 and $63.1, respectively	26.8	25.7
Intangible assets, net of accumulated amortization of $39.1 and $32.5, respectively	436.5	280.3
Deferred tax assets, net of valuation allowance of $3.2 and $3.3, respectively	244.7	264.3
Debt issuance costs, net of accumulated amortization of $13.6 and $12.2, respectively	19.0	18.3
Other investment	0.8	0.8
Other long-term assets	0.4	0.4

Total non-current assets	728.2	589.8

TOTAL ASSETS	$952.5	$810.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	29.4	19.8
Payable to founding members under tax sharing agreement	19.5	19.6
Accrued expenses	18.9	18.5
Accrued payroll and related expenses	10.8	11.6
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	11.4	15.7
Deferred revenue	5.3	5.7
Deferred tax liability	0.2	0.2

Total current liabilities	95.5	91.1
NON-CURRENT LIABILITIES:
Borrowings	884.0	879.0
Deferred tax liability	58.3	59.3
Payable to founding members under tax sharing agreement	139.3	137.5

Total non-current liabilities	1,081.6	1,075.8

Total liabilities	1,177.1	1,166.9

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 55,366,929 and 54,486,259 issued and outstanding, respectively	0.5	0.5
Additional paid in capital (deficit)	(305.3)	(362.4)
Retained earnings (distributions in excess of earnings)	(86.9)	(70.5)
Accumulated other comprehensive loss	(4.5)	(6.7)

Total NCM, Inc. stockholders’ equity/(deficit)	(396.2)	(439.1)
Noncontrolling interests	171.6	82.7

Total equity/(deficit)	(224.6)	(356.4)

TOTAL LIABILITIES AND EQUITY	$952.5	$810.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
REVENUE:
Advertising (including revenue from founding members of $11.2, $10.2, $20.1 and $20.0, respectively)	$116.9	$101.3	$190.6	$167.6
Fathom Events	5.9	8.8	14.4	21.6

Total	122.8	110.1	205.0	189.2

OPERATING EXPENSES:
Advertising operating costs (including $0.9, $1.0, $1.5 and $1.7 to related party affiliates, respectively)	8.1	8.0	13.8	12.7
Fathom Events operating costs (including $1.1, $1.2, $2.0 and $3.2 to founding members, respectively)	4.2	6.5	10.0	15.5
Network costs	5.1	5.1	10.1	10.2
Theatre access fees—founding members	18.1	16.3	33.7	32.0
Selling and marketing costs (including $0.5, $0.2, $0.7 and $0.4 to founding members, respectively)	15.7	15.5	31.1	30.0
Administrative and other costs	7.4	8.4	15.1	16.6
Depreciation and amortization	6.2	5.0	11.6	9.9

Total	64.8	64.8	125.4	126.9

OPERATING INCOME	58.0	45.3	79.6	62.3

NON-OPERATING EXPENSES:
Interest on borrowings	12.8	14.3	26.1	28.4
Interest income	(0.1)	(0.1)	(0.2)	(0.2)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.4	4.0	6.8	7.0
Change in derivative fair value	—	(0.8)	—	(1.5)
Amortization of terminated derivatives	2.7	0.8	5.2	1.1
Loss on swap terminations	—	26.7	—	26.7
Other non-operating expense	1.2	2.4	1.2	2.4

Total	20.0	47.3	39.1	63.9

INCOME (LOSS) BEFORE INCOME TAXES	38.0	(2.0)	40.5	(1.6)
Income tax expense (benefit)	6.0	(1.1)	6.6	(1.4)

CONSOLIDATED NET INCOME (LOSS)	32.0	(0.9)	33.9	(0.2)
Less: Net income attributable to noncontrolling interests	22.5	1.0	25.4	2.6

NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$9.5	$(1.9)	$8.5	$(2.8)

NET INCOME (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$0.17	$(0.03)	$0.16	$(0.05)
Diluted	$0.17	$(0.03)	$0.15	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	55,062,723	54,442,398	54,837,169	54,291,816
Diluted	55,716,742	54,442,398	55,293,746	54,291,816

Dividends declared per common share	$0.22	$0.22	0.44	$0.44

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
CONSOLIDATED NET INCOME (LOSS), NET OF TAX	$32.0	$(0.9)	$33.9	$(0.2)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax	2.2	0.7	4.3	0.9
Net unrealized gain on cash flow hedges, net of tax	—	22.4	—	24.2

CONSOLIDATED COMPREHENSIVE INCOME	34.2	22.2	38.2	24.9

Less: Comprehensive income attributable to noncontrolling interests	23.9	15.6	28.2	18.4

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$10.3	$6.6	$10.0	$6.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$33.9	$(0.2)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	8.4	11.3
Depreciation and amortization	11.6	9.9
Non-cash share-based compensation	4.1	5.6
Excess tax benefit from share-based compensation	—	(0.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	6.8	7.0
Net unrealized gain on hedging transactions	—	(1.5)
Amortization of terminated derivatives	5.2	1.1
Amortization of debt issuance costs	1.4	1.4
Write-off of debt issuance costs and other non-operating items	1.2	2.5
Loss on swap terminations	—	26.7
Other non-cash operating activities	(0.1)	—
Payment for swap terminations	—	(40.2)
Changes in operating assets and liabilities:
Receivables, net	(11.7)	6.7
Accounts payable and accrued expenses	(5.2)	0.9
Amounts due to founding members	2.5	1.5
Payment to founding members under tax sharing agreement	(10.1)	(18.2)
Income taxes and other	(4.1)	(19.5)

Net cash provided by (used in) operating activities	43.9	(5.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.0)	(4.9)
Purchases of marketable securities	(51.8)	(26.3)
Proceeds from sale and maturities of marketable securities	46.2	32.1
Payment from founding members for intangible assets	—	0.2
Purchases of intangible assets from affiliate circuits	(3.9)	(1.6)

Net cash used in investing activities	(15.5)	(0.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(24.2)	(24.8)
Proceeds from borrowings	28.0	466.0
Repayments of borrowings	(23.0)	(421.0)
Payment of debt issuance costs	(3.4)	(8.4)
Founding member integration payments	0.2	—
Distributions to founding members	(28.9)	(23.8)
Excess tax benefit from share-based compensation	—	0.1
Proceeds from stock option exercises	7.4	1.9
Repurchase of stock for restricted stock tax withholding	(1.7)	(2.2)

Net cash used in financing activities	(45.6)	(12.2)

Change in cash and cash equivalents	(17.2)	(17.8)
Cash and cash equivalents at beginning of period	72.4	65.9

Cash and cash equivalents at end of period	$55.2	$48.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity	$160.2	$10.1
Increase in cost method investment	$—	$0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$24.8	$36.2
Cash paid for income taxes	$—	$4.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance—December 27, 2012	$(356.4)	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7
Distributions to founding members	(36.8)	—	—	—	—	(36.8)
Subsidiary equity issued for purchase of intangible asset	160.2	—	73.2	—	—	87.0
Income tax and other impacts of subsidiary ownership changes	(14.7)	—	(24.6)	—	0.7	9.2
Comprehensive income, net of tax	38.2	—	—	8.5	1.5	28.2
Share-based compensation issued	5.6	—	5.6	—	—	—
Share-based compensation expense/capitalized	4.2	—	2.9	—	—	1.3
Cash dividends declared $0.44 per share	(24.9)	—	—	(24.9)	—	—

Balance—June 27, 2013	$(224.6)	$0.5	$(305.3)	$(86.9)	$(4.5)	$171.6

Balance—December 29, 2011	$(346.8)	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1
Distributions to members	(22.1)	—	—	—	—	(22.1)
Subsidiary equity issued for purchase of intangible asset	10.1	—	4.9	—	—	5.2
Income tax and other impacts of subsidiary ownership changes	(1.5)	—	(2.6)	—	0.1	1.0
Comprehensive income, net of tax	24.9	—	—	(2.8)	9.3	18.4
Share-based compensation issued	(0.3)	—	(0.3)	—	—	—
Share-based compensation expense/capitalized	5.7	—	4.3	—	—	1.4
Excess tax benefit from share-based compensation	(0.1)	—	(0.1)	—	—	—
Cash dividends declared $0.44 per share	(24.4)	—	—	(24.4)	—	—

Balance—June 28, 2012	$(354.5)	$0.5	$(370.0)	$(62.1)	$(7.9)	$85.0

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

As of June 27, 2013, NCM LLC had 122,750,356 common membership units outstanding, of which 55,366,929 (45.1%) were owned by NCM, Inc., 24,332,152 (19.8%) were owned by Regal, 23,998,505 (19.6%) were owned by Cinemark and 19,052,770 (15.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

During the first quarter of 2012, the Company restructured Fathom Events. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and has continued to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients. On August 1, 2013, a non-binding letter of intent was executed to spin-off Fathom Events, as described further in Note 10 – Subsequent Events.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 27, 2012 contain a complete discussion of the Company’s significant accounting policies.

Revenue Recognition— The Company derives revenue principally from advertising revenue, which includes on-screen advertising, lobby network (LEN) and lobby promotions and advertising on entertainment websites and mobile applications owned by other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of June 27, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three and six months ended June 27, 2013 and June 28, 2012, the Company had no customers which accounted for more than 10% of revenue.

Share-Based Compensation—The Company issues two types of share-based compensation awards: stock options and non-vested (restricted) stock. Restricted stock vests upon the achievement of Company performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on all unvested restricted stock and are only paid when the shares vest. During the three and six months ended June 27, 2013, 0 and 359,528 shares of restricted stock vested.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. During the three and six months ended June 27, 2013, 505,866 and 636,481 stock options were exercised at a weighted average exercise price of $11.84 and $11.58 per share, respectively.

Consolidation— NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810 Consolidation. Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

The following table presents the changes in NCM, Inc.’s equity resulting from net income (loss) attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended
	June 27, 2013	June 28, 2012
Net income (loss) attributable to NCM, Inc.	$8.5	$(2.8)
Subsidiary equity issued for purchase of intangible asset	73.2	4.9
Income tax and other impacts of subsidiary ownership changes	(24.6)	(2.6)

Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$57.1	$(0.5)

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

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Net income (loss) attributable to NCM, Inc. (in millions)	$9.5	$(1.9)	$8.5	$(2.8)

Weighted average shares outstanding:
Basic	55,062,723	54,442,398	54,837,169	54,291,816
Add: Dilutive effect of stock options and restricted stock	654,019	—	456,577	—

Diluted	55,716,742	54,442,398	55,293,746	54,291,816

Earnings (loss) per NCM, Inc. share:
Basic	$0.17	$(0.03)	$0.16	$(0.05)
Diluted	$0.17	$(0.03)	$0.15	$(0.05)

The effect of 62,418,085, 57,531,576, 60,323,755 and 57,255,894 exchangeable NCM LLC common units held by the founding members for the three months ended June 27, 2013 and June 28, 2012 and the six months ended June 27, 2013 and June 28, 2012, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 13,445 and 31,229 stock options and non-vested (restricted) shares for the three and six months ended June 27, 2013, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value, and there were 6,598,415 stock options and non-vested (restricted) shares for the three and six months ended June 28, 2012, excluded due to the net loss during those periods. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2013 and 2012, NCM LLC issued 4,536,014 and 651,612 common membership units to its founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. NCM LLC recorded a net intangible asset of $69.0 million and $9.9 million during the first quarter of 2013 and 2012, respectively, as a result of the common unit adjustments. In lieu of surrendering 16,727 units in 2012, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013. NCM LLC recorded a net intangible asset of $91.2 million during the three months ended June 27, 2013 for this common unit adjustment. In addition, Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments, pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions. During the three and six months ended June 27, 2013, NCM LLC recorded a reduction to net intangible assets of $0.9 million and $1.1 million, respectively, related to integration payments due from AMC and Cinemark. During the three months and six months ended June 27, 2013, the founding members paid $0.2 million and $0.2 million, respectively, in integration payments. The other $0.9 million of integration payments will be paid in the third quarter of 2013.

The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements.

4. RELATED-PARTY TRANSACTIONS

Founding Member Transactions – Following is a summary of the transactions between the Company and the founding members (in millions):

Included in the Condensed Consolidated Statements of Income:	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$11.1	$10.1	$20.0	$19.9
Advertising inventory revenue (included in Advertising revenue) (2)	0.1	0.1	0.1	0.1
Operating expenses:
Theatre access fee (3)	18.1	16.3	33.7	32.0
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	0.8	1.1	1.7	3.0
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.3	0.1	0.3	0.2
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	0.5	0.2	0.7	0.4

(1)	For the three months and six months ended June 27, 2013 and June 28, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.

Included in the Condensed Consolidated Balance Sheets:	As of June 27, 2013	As of December 27, 2012
Common unit adjustments and integration payments, net of amortization (included in Intangible assets) (1)	$411.8	$258.7
Purchase of movie tickets and concession products (included in Prepaid expenses) (2)	0.1	—
Current payable to founding members under tax sharing agreement (3)	19.5	19.6
Long-term payable to founding members under tax sharing agreement (3)	139.3	137.5

(1)	As described in Note 3-Intangible Assets, during the first half of 2013, the Company recorded a reduction to intangible assets related to founding member common unit adjustments and for integration payments related to the acquisition of certain Rave theatres by AMC and Cinemark.
(2)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(3)	The Company paid the founding members $10.1 million in the first quarter of 2013, of which $0.9 million was for the 2011 tax year and $9.2 million was for the 2012 tax year.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and six months ended June 27, 2013 and June 28, 2012 are as follows (in millions):

	Three Months Ended June 27, 2013	Three Months Ende dJune 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
AMC	$8.1	$6.2	$10.6	$6.7
Cinemark	10.3	6.4	12.7	6.9
Regal	10.4	7.9	13.5	8.6
NCM, Inc.	23.7	19.3	30.8	20.9

Total	$52.5	$39.8	$67.6	$43.1

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended June 27, 2013 of $28.8 million is included in amounts due to founding members on the Condensed Consolidated Balance Sheets as of June 27, 2013 and will be made in the third quarter of 2013.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of June 27, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	0.7	1.1	$2.5
Cost and other reimbursement	(0.7)	(1.0)	(0.2)	(1.9)
Distributions payable	8.1	10.3	10.4	28.8

Total	$8.1	$10.0	$11.3	$29.4

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Related Party Affiliates — NCM LLC enters into network affiliate agreements and Fathom agreements with network affiliates for NCM LLC to provide in-theatre advertising and Fathom Events at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

Following is a summary of advertising operating costs in the Condensed Consolidated Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Starplex (1)	$0.7	$0.8	$1.2	$1.3
Other (2)	0.2	0.2	0.3	0.4

Total	$0.9	$1.0	$1.5	$1.7

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Consolidated Balance Sheets (in millions):

Related Party Affiliate	As of June 27, 2013	As of December 27, 2012
Starplex (1)	$0.8	$0.7
Other (2)	0.1	0.2

Total	$0.9	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Other affiliates include Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other Transactions –NCM LLC has an agreement with Digital Cinema Integration Partners (“DCIP”), a joint venture owned by the founding members. This agreement provides for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the three and six months ended June 27, 2013, NCM LLC paid DCIP approximately $0.2 million and $0.4 million, respectively and during the three and six months ended June 28, 2012, NCM LLC paid DCIP approximately $0.3 million and $0.4 million, respectively, under this agreement.

5. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of June 27, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	June 27, 2013	December 27, 2012	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$14.0	November 26, 2017(1)	(2)
Term Loans	270.0	265.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$884.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— NCM LLC’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $270.0 million term loan. On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further below. In addition, NCM LLC recorded a non-cash charge of approximately $0.5 million for the write-off of net deferred issuance costs associated with the prior agreement and recorded approximately $0.7 million for certain new fees. The obligations under the facility are secured by a lien on substantially all of the assets of NCM LLC.

Revolving Credit Facility— The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

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

Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the credit facility). On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of June 27, 2013 was 1.70%.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Term Loans— In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of June 27, 2013 was 2.95%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of June 27, 2013, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. As of June 27, 2013, NCM LLC’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under NCM LLC’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which NCM LLC was in compliance as of June 27, 2013.

Senior Secured Notes due 2022— On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which NCM LLC was in compliance as of June 27, 2013.

6. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $34.0 million over the remaining terms of the network affiliate agreements. As of June 27, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes— The Company is subject to taxation in the U.S. and various states. NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the Internal Revenue Service (“IRS”). In September 2011, NCM LLC received a Notice of Proposed Adjustment (“NOPA”) for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there would be no direct

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC which could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with and contested the IRS’ positions. The Company submitted its written letter of protest to the IRS in July 2012, and in December 2012 NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference was held on May 14, 2013. We believe, based on discussions with the IRS, that all issues will be resolved in our favor; however, the matter remains open pending receipt of documentation from the IRS formally closing it.

If the issue is ultimately resolved against the Company’s position, which we do not expect, we may be required to pay additional amounts to the founding members under the tax receivable agreement which would be offset by refunds from various state and federal taxing authorities. However, at this time the amount of any such payments to the founding members or refunds from the various taxing authorities cannot be reasonably estimated and as such no amounts are included in the condensed consolidated financial statements herein.

As of June 27, 2013 and December 27, 2012, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

7. FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of June 27, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$268.1	$265.0	$265.8
Senior Unsecured Notes	200.0	217.2	200.0	222.0
Senior Secured Notes	400.0	411.0	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of June 27, 2013 or December 27, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.8 million as of June 27, 2013 and December 27, 2012, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of June 27, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$24.6	2.9	21.7	$—
Short-term marketable securities (2)	39.9	3.2	36.7	—

Total assets	$64.5	$6.1	$58.4	$—

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$50.2	$6.2	$44.0	$—
Short-term marketable securities (2)	34.2	3.0	31.2	—

Total assets	$84.4	$9.2	$75.2	$—

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)	Short-Term Marketable Securities — The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and six months ended June 27, 2013 and June 28, 2012, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. As of June 27, 2013 and December 27, 2012 there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of June 27, 2013 and December 27, 2012 are as follows:

	As of June 27, 2013
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal	$3.2	3.2	0.2
Short-term commercial paper:
Financial	28.4	28.4	0.3
Industrial	6.3	6.3	0.2
Municipal	2.0	2.0	—

Total marketable securities	$39.9	$39.9

	As of December 27, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.0	$3.0	0.7
Short-term commercial paper:
Financial	25.1	25.1	0.2
Industrial	5.1	5.1	0.3
Municipal	1.0	1.0	—

Total marketable securities	$34.2	$34.2

(1)	Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, the Company terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on the Company’s $270.0 million term loan is unhedged and as of June 27, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities. In accordance with ASC 815 Derivatives and Hedging, the net derivative loss related to the discontinued cash flow hedges in Accumulated Other Comprehensive Income (“AOCI”) shall continue to be reported in AOCI unless it is not probable that the forecasted transaction will occur by the end of the originally specified time period. As of June 27, 2013, there was approximately $16.7 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI, as the underlying debt transactions (interest payments) remain probable of occurring, and will be amortized in the Condensed Consolidated Statements of Income over the remaining swap agreement term, or February 13, 2015.

During the three and six months ended June 28, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivative instruments with cash flow hedge accounting on the condensed consolidated financial statements for the three and six months ended June 27, 2013 and June 28, 2012 were as follows (in millions):

	Unrealized Gain (Loss) Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Interest Rate Swaps	$2.7	$26.0	$5.2	$23.8	$—	$(2.4)	$—	$(7.0)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed consolidated financial statements for the three and six months ended June 27, 2013 and June 28, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Three Months Ended		Six Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$(1.4)	$—	$(3.0)
Gain (loss) from change in fair value on cash flow hedges	Change in derivative fair value	—	0.8	—	1.5
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(2.7)	(0.8)	(5.2)	(1.1)

Total		$(2.7)	$(1.4)	$(5.2)	$(2.6)

The changes in AOCI by component for the six months ended June 27, 2013 were as follows (in millions):

	Interest Rate Swaps	Income Statement Location
Balance as of December 27, 2012	$(6.7)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	5.2	Amortization of terminated derivatives

Total amounts reclassified from AOCI	5.2

Noncontrolling interest on reclassifications	(2.8)
Tax effect on reclassifications	(0.9)

Net other comprehensive income	1.5

Impact of subsidiary ownership changes	0.7

Balance as of June 27, 2013	$(4.5)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. SEGMENT REPORTING

Advertising revenue accounted for 95.2%, 92.0%, 93.0% and 88.6% of consolidated revenue for the three and six months ended June 27, 2013 and June 28, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

	Three Months Ended June 27, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$116.9	$5.9	$—	$122.8
Operating costs	26.2	4.2	5.1	35.5
Selling and marketing costs	14.4	0.7	0.6	15.7
Administrative and other costs	0.7	0.2	6.5	7.4
Depreciation and amortization	—	—	6.2	6.2
Interest and other non-operating costs	—	—	20.0	20.0

Income (loss) before income taxes	$75.6	$0.8	$(38.4)	$38.0

	Three Months Ended June 28, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$101.3	$8.8	$—	$110.1
Operating costs	24.2	6.5	5.2	35.9
Selling and marketing costs	13.9	1.0	0.6	15.5
Administrative and other costs	1.1	0.2	7.1	8.4
Depreciation and amortization	—	—	5.0	5.0
Interest and other non-operating costs	—	—	47.3	47.3

Income (loss) before income taxes	$62.1	$1.1	$(65.2)	$(2.0)

	Six Months Ended June 27, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$190.6	$14.4	$—	$205.0
Operating costs	47.5	10.0	10.1	67.6
Selling and marketing costs	28.1	1.8	1.2	31.1
Administrative and other costs	1.0	0.4	13.7	15.1
Depreciation and amortization	—	—	11.6	11.6
Interest and other non-operating costs	—	—	39.1	39.1

Income (loss) before income taxes	$114.0	$2.2	$(75.7)	$40.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Six Months Ended June 28, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$167.6	$21.6	$—	$189.2
Operating costs	44.7	15.5	10.2	70.4
Selling and marketing costs	25.8	2.8	1.4	30.0
Administrative and other costs	1.4	0.4	14.8	16.6
Depreciation and amortization	—	—	9.9	9.9
Interest and other non-operating costs	—	—	63.9	63.9

Income (loss) before income taxes	$95.7	$2.9	$(100.2)	$(1.6)

The following is a summary of revenues by category (in millions):

	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
National advertising revenue	$83.4	$71.9	$134.9	$117.5
Local advertising revenue	22.4	19.3	35.7	30.2
Founding member advertising revenue from beverage concessionaire agreements	11.1	10.1	20.0	19.9
Fathom Consumer revenue	5.0	8.5	13.3	18.1
Fathom Business revenue	0.9	0.3	1.1	3.5

Total revenue	$122.8	$110.1	$205.0	$189.2

10. SUBSEQUENT EVENTS

On August 1, 2013, the Company declared a cash dividend of $0.22 per share (approximately $12.2 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on August 15, 2013 to be paid on August 29, 2013.

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC will contribute the assets of its Fathom Events division to a new entity to be formed by the founding members in exchange for an interest-bearing $25 million promissory note guaranteed by the founding members. NCM LLC will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected late in the third quarter of 2013 or early in the fourth quarter of 2013. Due to the related party nature of this transaction, the Company formed a committee of independent directors which is being advised by an independent investment banking advisory firm.

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

Summary Historical and Operating Data

(In millions, except per share and per attendee data)	Three Months Ended		Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Revenue	$122.8	$110.1	$205.0	$189.2
Operating income	$58.0	$45.3	$79.6	$62.3
Adjusted OIBDA	$66.2	$53.0	$95.3	$77.8
Adjusted OIBDA margin	53.9%	48.1%	46.5%	41.1%
Net income (loss) attributable to NCM, Inc.	$9.5	$(1.9)	$8.5	$(2.8)
Net income (loss) per NCM, Inc. basic share	$0.17	$(0.03)	$0.16	$(0.05)
Net income (loss) per NCM, Inc. diluted share	$0.17	$(0.03)	$0.15	$(0.05)
Total advertising revenue	$116.9	$101.3	$190.6	$167.6
Total theatre attendance	187.2	175.0	341.7	344.0
Total advertising revenue per attendee	$0.624	$0.579	$0.558	$0.487
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.565	$0.521	$0.499	$0.429
Total local advertising revenue per attendee	$0.120	$0.110	$0.104	$0.088

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

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Consolidated net income (loss)	$32.0	$(0.9)	$33.9	$(0.2)
Income tax expense (benefit)	6.0	(1.1)	6.6	(1.4)
Interest and other non-operating costs	20.0	47.3	39.1	63.9
Depreciation and amortization	6.2	5.0	11.6	9.9

OIBDA	64.2	50.3	91.2	72.2
Share-based compensation costs (1)	2.0	2.7	4.1	5.6

Adjusted OIBDA	$66.2	$53.0	$95.3	$77.8

Total Revenue	$122.8	$110.1	$205.0	$189.2

Adjusted OIBDA margin	53.9%	48.1%	46.5%	41.1%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the three and six months ended June 27, 2013 and June 28, 2012 were derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended June 27, 2013 and June 28, 2012

Revenue. Total revenue increased $12.7 million, or 11.5%, from $110.1 million for the three months ended June 28, 2012 to $122.8 million for the three months ended June 27, 2013. The following is a summary of revenue by category (in millions).

	Three Months Ended		Change Q2’12 to Q2’13
	June 27, 2013	June 28, 2012	$	%
National advertising revenue	$83.4	$71.9	$11.5	16.0%
Local advertising revenue	22.4	19.3	3.1	16.1%
Founding member advertising revenue from beverage concessionaire agreements	11.1	10.1	1.0	9.9%
Fathom Consumer revenue	5.0	8.5	(3.5)	(41.2)%
Fathom Business revenue	0.9	0.3	0.6	200.0%

Total Revenue	$122.8	$110.1	$12.7	11.5%

National advertising revenue. The $11.5 million, or 16.0%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to the following:

•

National inventory utilization increased from approximately 90.3% in the second quarter of 2012 to 107.1% in the second quarter of 2013 due to higher advertising demand and a 7.0% increase in network attendance quarter-over-quarter related to an overall increase in cinema industry attendance from a stronger film release schedule. This increase in utilization was partially offset by slightly lower content partner revenue. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

•

The increase in revenue due to higher utilization was partially offset by a 9.1 % decrease in national advertising CPMs (excluding beverage revenue) due primarily to more aggressive pricing strategies designed to increase inventory utilization.

Local advertising revenue. The $3.1 million, or 16.1%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 10.2% and an increase in the average contract value of 5.8% in the second quarter of 2013 compared to the second quarter of 2012. The increase in contract volume was driven by an increase in both larger regional contracts and smaller local contracts. The total dollar value of our local advertising contracts over $100,000 increased 19.6% and the number of contracts over $100,000 increased 30.4%. The increase in the larger contracts was driven in part by a 2.0% increase in average network screens over the past year that improved our geographic coverage, and makes our network more attractive to larger local and regional advertising clients. Local revenue per theatre attendee increased 9.1% as a result of the increase in local advertising revenue, partially offset by higher network attendance described above.

Founding member beverage revenue. The $1.0 million, or 9.9%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 9.6% increase in founding member attendance. The increase in founding member attendance related to higher cinema industry attendance and the acquisition of 109 theatres (with 1,437 screens) by NCM LLC’s founding members late in 2012 and the first half of 2013. Included in these founding member acquisitions were 97 theatres (with 1,245 screens) operated by existing network affiliates.

Fathom Events revenue. Fathom Events revenue decreased $2.9 million, or 33.0%, from $8.8 million for the three months ended June 28, 2012 to $5.9 million for the three months ended June 27, 2013. The decrease was due to a decrease in Fathom Consumer Events revenue of $3.5 million driven by a 42.3% decrease in the number of event nights to 15 during the second quarter of 2013 compared to 26 in the second quarter of 2012 due to our focus on holding fewer events with higher margins. Fathom Business Events revenue increased by $0.6 million due to an increase in the number of event sites during the second quarter of 2013 compared to the second quarter of 2012. While the Company wound down its Fathom Business Events division in the first quarter of 2012, the Company continues to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

Operating expenses. Total operating expenses remained consistent at $64.8 million for the three months ended June 27, 2013 and June 28, 2012. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs increased $0.1 million, or 1.3%, from $8.0 million for the three months ended June 28, 2012 to $8.1 million for the three months ended June 27, 2013. The increase was due primarily to a $0.2 million increase in salary expense, partially offset by a decrease of $0.1 million in affiliate advertising payments. Affiliate advertising payments decreased despite the increase in advertising revenue during the second quarter of 2013 due to a decrease in the number of average affiliate screens of 7.6% in the second quarter of 2013, compared to the second quarter of 2012. The decrease in affiliate screens was primarily due to the acquisition of 97 affiliate theatres (with 1,245 screens) by founding members during late 2012 and the first half of 2013, whereby we are now paying a theatre access fee to our founding members, rather than affiliate payments.

Fathom Events operating costs. Fathom Events operating costs decreased $2.3 million, or 35.4%, from $6.5 million for the three months ended June 28, 2012 to $4.2 million for the three months ended June 27, 2013. The decrease was due primarily to a $2.5 million decrease in costs associated with the Fathom Consumer Events division due to the decline in Fathom Consumer Events revenue associated with fewer events, as described above, and lower programming costs as a percentage of event revenue.

Network costs. Network costs remained consistent at $5.1 million for the three months ended June 28, 2012 and for the three months ended June 27, 2013. These costs remained consistent due to lower network maintenance costs during the second quarter of 2013, compared to the second quarter of 2012, offset by an increase in network maintenance costs related to a 2.0% increase in the number of average network screens during the period.

Theatre access fees. Theatre access fees increased $1.8 million, or 11.0%, from $16.3 million for the three months ended June 28, 2012 to $18.1 million for the three months ended June 27, 2013. The increase was due to an increase in founding member attendance of 9.6% in the second quarter of 2013 compared to the second quarter of 2012, which resulted in an increase in our theatre access fees of $1.1 million. In addition, fees for use of digital screens and higher quality digital cinema projectors increased due to an annual 5% contractual rate increase. In addition, the number of founding member theatres equipped with digital cinema projectors increased year-over-year. As of June 27, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 76% as of June 28, 2012. Approximately 96% of founding member screens featured LCD or digital cinema projectors as of June 27, 2013.

Selling and marketing costs. Selling and marketing costs increased $0.2 million, or 1.3%, from $15.5 million for the three months ended June 28, 2012 to $15.7 million for the three months ended June 27, 2013. This increase was primarily due to an increase in advertising related selling and marketing costs of $0.5 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $0.3 million. Advertising related selling and marketing costs increased due primarily to a $0.6 million increase in non-cash barter expense incurred in the quarter. The decrease in Fathom selling and marketing costs was due primarily to lower personnel costs of $0.2 million.

Administrative and other costs. Administrative and other costs decreased $1.0 million, or 11.9%, from $8.4 million for the three months ended June 28, 2012 to $7.4 million for the three months ended June 27, 2013. The decrease was primarily due to decreases of $0.5 million in stock based compensation expense, $0.2 million in salary expense and $0.2 million in professional service fees.

Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 24.0%, from $5.0 million for the three months ended June 28, 2012 to $6.2 million for the three months ended June 27, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements, NCM LLC founding member common unit adjustments, as well as an increase in depreciation expense resulting from greater property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $27.3 million, or 57.7%, from $47.3 million for the three months ended June 28, 2012 to $20.0 million for the three months ended June 27, 2013. The decrease in non-operating expenses was driven by the following factors:

•	the absence of $26.7 million loss on swap terminations that was recorded in the second quarter of 2012 for the termination of interest rate swaps;

•

a decrease in interest on borrowings of $1.5 million due primarily to lower average interest rates in the second quarter of 2013 compared to the second quarter of 2012 as a result of the Company’s debt refinancings in 2012 and 2013;

•	a decrease in other non-operating expense of $1.2 million due primarily to lower write-off of debt issuance costs in the period; and

•	a decrease in interest due to the founding members under the tax receivable agreement of $0.6 million.

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $1.9 million increase in the amortization expense associated with terminated swap arrangements; and

•	the absence of a $0.8 million gain recorded for the change in derivative fair value that was recorded in the second quarter of 2012 for interest rate swaps which the Company has since terminated.

Net income (loss). Net income increased $11.4 million, from a net loss of $1.9 million for the three months ended June 28, 2012 to net income of $9.5 million for the three months ended June 27, 2013. The increase in net income was driven by a decrease in non-operating expenses of $27.3 million and an increase in operating income of $12.7 million, as described further above. These increases to net income were offset by a $21.5 million increase in income attributable to noncontrolling interests and an increase in income tax expense of $7.1 million both due primarily to higher net income in the period.

Six Months Ended June 27, 2013 and June 28, 2012

Revenue. Total revenue increased $15.8 million, or 8.4%, from $189.2 million for the six months ended June 28, 2012 to $205.0 million for the six months ended June 27, 2013. The following is a summary of revenue by category (in millions).

	Six Months Ended		Change YTD’12 to YTD’13
	June 27, 2013	June 28, 2012	$	%
National advertising revenue	$134.9	$117.5	17.4	14.8%
Local advertising revenue	35.7	30.2	5.5	18.2%
Founding member advertising revenue from beverage concessionaire agreements	20.0	19.9	0.1	0.5%
Fathom Consumer revenue	13.3	18.1	(4.8)	(26.5)%
Fathom Business revenue	1.1	3.5	(2.4)	(68.6)%

Total Revenue	$205.0	$189.2	$15.8	8.4%

National advertising revenue. The $17.4 million, or 14.8%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to the following:

•

National inventory utilization increased from approximately 83.6% in the first half of 2012 to 97.6% in the first half of 2013 due to an increase in content partner spending in the first quarter of 2013 and higher advertising demand in the second quarter of 2013. Content partners spent 25% of their annual spending commitments in the first quarter of 2013 compared to 12% in the first quarter of 2012, partially offset by a slight decrease in content partner spending in the second quarter of 2013. The greater advertising demand in the second quarter of 2013 was partially offset by a 0.7% decline in network attendance period-over-period.

•	National advertising CPMs (excluding beverage revenue) decreased by 1.2% due primarily to more aggressive pricing strategies designed to increase utilization.

Local advertising revenue. The $5.5 million, or 18.2%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 11.2% and an increase in the average contract value of 5.9% in the first half of 2013 compared to the first half of 2012. The increase in contract volume was driven by an increase in the volume of both larger regional contracts and smaller local contracts. The total dollar value of our local advertising contracts over $100,000 increased 21.2% and the number of contracts over $100,000 increased 23.5%. The increase in the larger contracts was driven in part by the addition of new network screens over the past year that improved our geographic coverage, making our network more attractive to larger local and regional advertising clients. Local revenue per theatre attendee increased 18.2% primarily because of the increase in local advertising revenue, as described above.

Founding member beverage revenue. The $0.1 million, or 0.5%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a slight increase in founding member attendance of 0.1% period over period.

Fathom Events revenue. Fathom Events revenue decreased $7.2 million, or 33.3%, from $21.6 million for the six months ended June 28, 2012 to $14.4 million for the six months ended June 27, 2013. The decrease was due in part to Fathom Consumer Events revenue decreasing $4.8 million, or 26.5%, from $18.1 million for the six months ended June 28, 2012 to $13.3 million for the six months ended June 27, 2013. The decrease in Fathom Consumer Events revenue was driven by a 33.3% decrease in the number of event nights to 34 during the first half of 2013 compared to 51 in the first half of 2012 due to our focus on holding fewer events with higher margins, as well as fewer classic film events in the first half of 2013 compared to the first half of 2012. In addition, Fathom Business Events revenue decreased $2.4 million during the first half of 2013, compared to the first half of 2012 as this division was wound-down during the first quarter of 2012.

Operating expenses. Total operating expenses decreased $1.5 million, or 1.2%, from $126.9 million for the six months ended June 28, 2012 to $125.4 million for the six months ended June 27, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs increased $1.1 million, or 8.7%, from $12.7 million for the six months ended June 28, 2012 to $13.8 million for the six months ended June 27, 2013. The increase was primarily due to a $0.6 million, or 5.8%, increase in affiliate advertising payments. The increase in affiliate advertising payments was driven by the 15.5% increase in advertising revenue (excluding beverage revenue), partially offset by a 1.0% decrease in the number of average affiliate screens in the first half of 2013, compared to the first half of 2012. The decrease in affiliate theatres is due to the acquisition of certain affiliate theatres by NCM LLC’s founding members, partially offset by the addition of new affiliate circuits to our network.

Fathom Events operating costs. Fathom Events operating costs decreased $5.5 million, or 35.5%, from $15.5 million for the six months ended June 28, 2012 to $10.0 million for the six months ended June 27, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Consumer Events division of $4.3 million due to the decline in Fathom Consumer Events revenue from fewer events in the first half of 2013, as described above, and lower programming costs as a percentage of event revenue. In addition, costs associated with the Fathom Business Events division declined $1.2 million as this division was wound-down in the first quarter of 2012.

Network costs. Network costs decreased slightly from $10.2 million for the six months ended June 28, 2012 to $10.1 million for the six months ended June 27, 2013. These costs decreased due to lower network maintenance costs during the first half of 2013, compared to the first half of 2012, partially offset by an increase in network maintenance costs related to a 2.2% increase in the number of average network screens during the period.

Theatre access fees. Theatre access fees increased $1.7 million, or 5.3%, from $32.0 million for the six months ended June 28, 2012 to $33.7 million for the six months ended June 27, 2013. The increase was due to a $1.7 million increase in the fees for use of digital screens and higher quality digital cinema projectors. The fees for digital screens and digital cinema projectors increased due to an annual 5% contractual rate increase. In addition, the number of founding member theatres equipped with digital cinema projectors increased year-over-year. As of June 27, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 76% as of June 28, 2012. Approximately 96% of founding member screens featured LCD or digital cinema projectors as of June 27, 2013.

Selling and marketing costs. Selling and marketing costs increased $1.1 million, or 3.7%, from $30.0 million for the six months ended June 28, 2012 to $31.1 million for the six months ended June 27, 2013. This increase was primarily due to an increase in advertising related selling and marketing costs of $2.3 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $1.0 million. Advertising related selling and marketing costs increased due primarily to $1.3 million of higher non-cash barter expense incurred in the first half of 2013 and a $0.7 million increase in local commission expense related to the increase in local advertising revenue. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs decreased $1.5 million, or 9.0%, from $16.6 million for the six months ended June 28, 2012 to $15.1 million for the six months ended June 27, 2013. The decrease was due primarily to a decrease of $1.3 million in stock based compensation expense and lower salary costs, partially offset by an increase in bonus expense.

Depreciation and amortization. Depreciation and amortization expense increased $1.7 million, or 17.2%, from $9.9 million for the six months ended June 28, 2012 to $11.6 million for the six months ended June 27, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements, NCM LLC founding member common unit adjustments, as well as an increase in depreciation expense resulting from greater property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $24.8 million, or 38.8%, from $63.9 million for the six months ended June 28, 2012 to $39.1 million for the six months ended June 27, 2013. The decrease in non-operating expenses was driven by the following factors:

•	the absence of $26.7 million loss on swap terminations that was recorded in the second quarter of 2012 for the termination of interest rate swaps;

•

a decrease in interest on borrowings of $2.3 million due primarily to lower average interest rates in the first half of 2013 compared to the first half of 2012 as a result of the Company’s debt refinancings in 2012 and 2013; and

•	a decrease in other non-operating expense of $1.2 million due primarily to lower write-off of debt issuance costs in the period.

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $4.1 million increase in the amortization expense associated with terminated swap arrangements; and

•

a $1.5 million decrease in the gain recorded for the change in derivative fair value, as the Company did not record changes in fair value on derivatives in its Condensed Consolidated Statements of Income during the first half of 2013, as it did in 2012 due to the termination of its interest rate swaps in 2012.

Net income (loss). Net income increased $11.3 million, from a net loss of $2.8 million for the six months ended June 28, 2012 to net income of $8.5 million for the six months ended June 27, 2013. The increase in net income was driven by a decrease in non-operating expenses of $24.8 million and an increase in operating income of $17.3 million, as described further above. These increases to net income were offset by a $22.8 million increase in income attributable to noncontrolling interests and an increase in income tax expense of $8.0 million both due primarily to higher net income in the period.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television scatter and local and regional advertising markets in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the effectiveness and increasing scale of our national network and the related increase in salable advertising impressions and the number of Fathom live broadcast events and locations. During 2012, we added twelve new affiliate theatre circuits to our national network, and so far in 2013 we have contracted to add four new affiliate theatre circuits. In total, these contracted new founding member and affiliate theatres that have joined our network during 2012 and thus far in 2013 are expected to add approximately 26 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 364 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and local video and other advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013 and in 2012, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members for the remainder of 2013. It is expected that NCM LLC’s founding members will be renegotiating their agreements with their beverage supplier over the next couple of years, which could change the amount of advertising time that the circuits are required to buy from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients.

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of June 27, 2013, 78.7% of our network screens were showing advertising on digital cinema projectors versus 60.8% as of June 28, 2012.

As discussed in Note 6 to the unaudited condensed consolidated financial statements included elsewhere in this document, NCM LLC’s fiscal year 2007 and 2008 tax returns are currently under examination by the IRS and in September 2011, NCM LLC received a NOPA for the calendar year 2007 examination primarily related to characterization of the cash received by the founding members at or around the date of the Company’s IPO. As NCM LLC is a pass-through entity for federal income tax purposes, there will be no direct impact to the financial statements of NCM LLC. However, there could be an impact to the financial statements of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC. This could result in a net increase in deferred tax assets and equity of NCM, Inc. The impact of any adjustment could result in NCM, Inc. recognizing its proportionate share of the changes in the tax basis in NCM LLC which could result in a net increase in deferred tax assets and equity of NCM, Inc. NCM LLC strongly disagrees with and contested the IRS’ positions. The Company submitted its written letter of protest to the IRS in July 2012, and in December 2012 NCM LLC was notified by the IRS that its case had formally been transferred from examination to administrative appeals. An appeals conference was held on May 14, 2013. We believe, based on discussions with the IRS, that all issues will be resolved in our favor; however, the matter remains open pending receipt of documentation from the IRS formally closing it.

During the first quarter of 2012, the Company restructured Fathom Events by winding down its Fathom Business Events division. The Company continued to operate the Fathom Business Events division for a portion of the first quarter of 2012 to satisfy contractual obligations for events and has continued to execute business events on a periodic basis for existing long-term Fathom clients, or if requested by the founding members or to support events staged for NCM’s major advertising clients.

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC will contribute the assets of its Fathom Events division to a new entity to be formed by the founding members in exchange for an interest-bearing $25 million promissory note guaranteed by the founding members. NCM LLC will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected late in the third quarter of 2013 or early in the fourth quarter of 2013. Due to the related party nature of this transaction, the Company formed a committee of independent directors which is being advised by an independent investment banking advisory firm.

During 2013 and 2012, we amended our senior secured credit facility and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 7.9 years as of June 27, 2013, and our cash interest expense on borrowings is projected to decrease approximately $5.0 million for 2013 compared to 2012.

During the second quarter of 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013 because NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. NCM LLC recorded a net intangible asset of approximately $91.2 million during the three months ended June 27, 2013 for this common unit adjustment.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of June 27, 2013, our cash, cash equivalents and short-term marketable securities balance was $95.1 million, a decrease of $11.5 million compared to the balance of $106.6 million as of December 27, 2012. The cash, cash equivalent and marketable securities as of June 27, 2013, combined with $110.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $205.1 million, or a $11.5 million decrease, versus total liquidity availability of $216.6 million as of December 27, 2012. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to our founding members, interest payments on our term loan, the Senior Secured Notes and Senior Unsecured Notes, and principal payments on debt, income tax payments, tax sharing payments to NCM LLC’s founding members and quarterly dividends to NCM, Inc.’s common stockholders. Our cash, cash equivalents and marketable securities of $95.1 million as of June 27, 2013 increased $20.5 million, compared to $74.6 million as of June 28, 2012. Our total liquidity availability increased $25.5 million to $205.1 million as of June 27, 2013, compared to $179.6 million as of June 28, 2012.

We have generated and used cash as follows (in millions):

	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
Operating cash flow	$43.9	$(5.1)
Investing cash flow	$(15.5)	$(0.5)
Financing cash flow	$(45.6)	$(12.2)

•

Operating Activities. The increase in cash provided by operating activities for the six months ended June 27, 2013 versus the six months ended June 28, 2012 was primarily due to the absence of the $40.2 million payment for swap terminations that was incurred in the first half of 2012 and the increase in operating income period over period.

•

Investing Activities. The cash used in investing activities for the six months ended June 27, 2013 increased $15.0 million compared to the six months ended June 28, 2012. The increase was due primarily to higher purchases of marketable securities, net of sales and maturities, of $11.4 million and an increase of $2.3 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements.

•

Financing Activities. Cash used in financing activities increased by $33.4 million during the six months ended June 27, 2013 compared to the six months ended June 28, 2012. The increase in cash used was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $40.0 million, partially offset by greater proceeds from stock option exercises of $5.5 million.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of June 27, 2013 were $86.3 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next 12 months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended June 27, 2013 (which will be made during the third quarter of 2013) was $52.5 million, of which $23.7 million will be distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared on August 1, 2013 of $0.22 per share (approximately $12.2 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on August 15, 2013 to be paid on August 29, 2013. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during 2012 and 2013 and as a result has extended the average maturity of its debt by over six years and increased its liquidity, while not meaningfully impacting free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2012 and incorporated by reference herein. As of June 27, 2013, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three and six months ended June 27, 2013.

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

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of June 27, 2013, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14 million revolving credit facility and $270.0 million term loan outstanding as of June 27, 2013. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Vice President and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of June 27, 2013, our management evaluated, with the participation of the Chief Executive Officer and Vice President and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 27, 2013 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended June 27, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC will contribute the assets of its Fathom Events division to a new entity to be formed by the founding members in exchange for an interest-bearing $25 million promissory note guaranteed by the founding members. NCM LLC will retain a 10% ownership in the new entity and Regal, Cinemark and AMC will own the remaining 90%. The letter of intent provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing for a fee. The closing of the transaction is expected late in the third quarter of 2013 or early in the fourth quarter of 2013. Due to the related party nature of this transaction, the Company formed a committee of independent directors which is being advised by an independent investment banking advisory firm.

Item 6.	Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(4)	National CineMedia, Inc. Executive Performance Bonus Plan.

10.3	(5)	National CineMedia, Inc. 2007 Equity Incentive Plan.

10.4	(6)	Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2013.
(5)	Incorporated by reference to Exhibit 10.2 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2013.
(6)	Incorporated by reference to Exhibit 10.1 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on May 7, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date: August 2, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2013	/s/ David J. Oddo
David J. Oddo
Vice President and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2013	/s/ Jeffrey T. Cabot

Jeffrey T. Cabot
Senior Vice President and Interim Co-Chief Financial Officer
(Principal Accounting Officer)