Form 10-Q
period 2013-09-26
National CineMedia, Inc.
filed 2013-10-31
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2013

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

As of October 29, 2013, 60,295,948 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	September 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.8	$72.4
Short-term marketable securities	57.4	34.2
Receivables, net of allowance of $5.4 and $4.5, respectively	108.3	98.5
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	3.9	2.4
Deferred tax assets	4.8	4.9
Income tax receivable	7.4	8.3

Total current assets	251.6	220.7
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $66.6 and $63.1, respectively	26.0	25.7
Intangible assets, net of accumulated amortization of $43.6 and $32.5, respectively	436.1	280.3
Deferred tax assets, net of valuation allowance of $3.3 and $3.3, respectively	249.3	264.3
Debt issuance costs, net of accumulated amortization of $14.3 and $12.2, respectively	18.3	18.3
Other investment	0.8	0.8
Other long-term assets	0.4	0.4

Total non-current assets	730.9	589.8

TOTAL ASSETS	$982.5	$810.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	35.0	19.8
Payable to founding members under tax sharing agreement	24.9	19.6
Accrued expenses	20.4	18.5
Accrued payroll and related expenses	12.3	11.6
Accounts payable (including $0.9 and $0.9 to related party affiliates, respectively)	10.8	15.7
Deferred revenue	8.9	5.7
Deferred tax liability	0.2	0.2

Total current liabilities	112.5	91.1
NON-CURRENT LIABILITIES:
Borrowings	884.0	879.0
Deferred tax liability	60.3	59.3
Payable to founding members under tax sharing agreement	143.2	137.5

Total non-current liabilities	1,087.5	1,075.8

Total liabilities	1,200.0	1,166.9

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity (Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 58,280,044 and 54,486,259 issued and outstanding, respectively	0.6	0.5
Additional paid in capital (deficit)	(288.3)	(362.4)
Retained earnings (distributions in excess of earnings)	(85.8)	(70.5)
Accumulated other comprehensive loss	(4.2)	(6.7)

Total NCM, Inc. stockholders’ equity/(deficit)	(377.7)	(439.1)
Noncontrolling interests	160.2	82.7

Total equity/(deficit)	(217.5)	(356.4)

TOTAL LIABILITIES AND EQUITY	$982.5	$810.5

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
REVENUE:
Advertising (including revenue from founding members of $11.5, $10.0, $31.6 and $30.0, respectively)	$127.6	$138.0	$318.2	$305.6
Fathom Events	7.5	5.7	21.9	27.3

Total	135.1	143.7	340.1	332.9

OPERATING EXPENSES:
Advertising operating costs (including $1.1, $1.4, $2.6 and $3.1 to related party affiliates, respectively)	7.9	11.0	21.7	23.7
Fathom Events operating costs (including $1.3, $1.0, $3.3 and $4.2 to founding members, respectively)	5.4	4.5	15.4	20.0
Network costs	5.1	5.1	15.2	15.3
Theatre access fees—founding members	18.7	16.3	52.4	48.3
Selling and marketing costs (including $0.3, $0.4, $1.0 and $0.8 to founding members, respectively)	15.6	15.7	46.7	45.7
Administrative and other costs	7.8	8.0	22.9	24.6
Depreciation and amortization	7.2	5.0	18.8	14.9

Total	67.7	65.6	193.1	192.5

OPERATING INCOME	67.4	78.1	147.0	140.4

NON-OPERATING EXPENSES:
Interest on borrowings	12.8	14.3	38.9	42.7
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	3.4	4.1	10.2	11.1
Change in derivative fair value	—	(0.7)	—	(2.2)
Amortization of terminated derivatives	2.6	1.3	7.8	2.4
Loss on swap terminations	—	—	—	26.7
Other non-operating expense	—	—	1.2	2.4

Total	18.7	18.9	57.8	82.8

INCOME BEFORE INCOME TAXES	48.7	59.2	89.2	57.6
Income tax expense	6.4	10.2	13.0	8.8

CONSOLIDATED NET INCOME	42.3	49.0	76.2	48.8
Less: Net income attributable to noncontrolling interests	28.6	32.3	54.0	34.9

NET INCOME ATTRIBUTABLE TO NCM, INC.	$13.7	$16.7	$22.2	$13.9

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.24	$0.31	$0.40	$0.26
Diluted	$0.24	$0.30	$0.40	$0.25
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,027,288	54,451,200	55,233,875	54,344,944
Diluted	56,875,241	55,179,666	55,864,471	55,005,678

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
CONSOLIDATED NET INCOME, NET OF TAX	$42.3	$49.0	$76.2	$48.8
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax	2.1	1.1	6.4	2.0
Net unrealized gain on cash flow hedges, net of tax	—	0.6	—	24.8

CONSOLIDATED COMPREHENSIVE INCOME	44.4	50.7	82.6	75.6

Less: Comprehensive income attributable to noncontrolling interests	30.0	33.4	58.2	51.8

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$14.4	$17.3	$24.4	$23.8

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$76.2	$48.8
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	11.4	13.3
Depreciation and amortization	18.8	14.9
Non-cash share-based compensation	6.2	7.6
Excess tax benefit from share-based compensation	—	(0.1)
Accretion of interest on the discounted payable to founding members under tax sharing agreement	10.2	11.1
Net unrealized gain on hedging transactions	—	(2.2)
Amortization of terminated derivatives	7.8	2.4
Amortization of debt issuance costs	2.1	2.1
Write-off of debt issuance costs and other non-operating items	1.2	2.5
Loss on swap terminations	—	26.7
Payment for swap terminations	—	(40.2)
Changes in operating assets and liabilities:
Receivables, net	(9.8)	(28.0)
Accounts payable and accrued expenses	(3.2)	4.8
Amounts due to founding members	1.0	1.4
Payment to founding members under tax sharing agreement	(10.1)	(18.2)
Income taxes and other	2.1	(14.7)

Net cash provided by operating activities	113.9	32.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7.9)	(7.6)
Purchases of marketable securities	(96.9)	(37.4)
Proceeds from sale and maturities of marketable securities	73.8	47.5
Payment from founding members for intangible assets	—	0.2
Purchases of intangible assets from affiliate circuits	(8.9)	(7.2)

Net cash used in investing activities	(39.9)	(4.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(36.4)	(36.7)
Proceeds from borrowings	44.0	491.0
Repayments of borrowings	(39.0)	(435.0)
Payment of debt issuance costs	(3.4)	(8.5)
Founding member integration payments	1.1	—
Distributions to founding members	(57.7)	(44.2)
Excess tax benefit from share-based compensation	—	0.1
Proceeds from stock option exercises	16.5	2.1
Repurchase of stock for restricted stock tax withholding	(1.7)	(2.2)

Net cash used in financing activities	(76.6)	(33.4)

Change in cash and cash equivalents	(2.6)	(5.7)
Cash and cash equivalents at beginning of period	72.4	65.9

Cash and cash equivalents at end of period	$69.8	$60.2

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity	$160.2	$10.1
Purchase of subsidiary equity with NCM, Inc. equity	$41.3	$—
Increase in cost method investment	$—	$0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$34.9	$33.7
Cash paid for income taxes	$0.5	$5.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
	Consolidated	Common Stock	Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss	Noncontrolling Interest
Balance—December 27, 2012	$(356.4)	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7
Distributions to founding members	(72.9)	—	—	—	—	(72.9)
Subsidiary equity issued for purchase of intangible asset	160.2	—	73.2	—	—	87.0
Income tax and other impacts of subsidiary ownership changes	(14.8)	—	(18.2)	—	0.3	3.1
Issuance of shares	41.3	—	41.3	—	—	—
NCM, Inc. investment in subsidiary	(41.3)	—	(41.3)	—	—	—
Comprehensive income, net of tax	82.6	—	—	22.2	2.2	58.2
Share-based compensation issued	14.8	0.1	14.7	—	—	—
Share-based compensation expense/capitalized	6.5	—	4.4	—	—	2.1
Cash dividends declared $0.66 per share	(37.5)	—	—	(37.5)	—	—

Balance—September 26, 2013	$(217.5)	$0.6	$(288.3)	$(85.8)	$(4.2)	$160.2

Balance—December 29, 2011	$(346.8)	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1
Distributions to members	(55.9)	—	—	—	—	(55.9)
Subsidiary equity issued for purchase of intangible asset	10.1	—	4.9	—	—	5.2
Income tax and other impacts of subsidiary ownership changes	(1.5)	—	(2.6)	—	0.1	1.0
Comprehensive income, net of tax	75.6	—	—	13.9	9.9	51.8
Share-based compensation issued	(0.1)	—	(0.1)	—	—	—
Share-based compensation expense/capitalized	7.7	—	5.8	—	—	1.9
Excess tax benefit from share-based compensation	(0.1)	—	(0.1)	—	—	—
Cash dividends declared $0.66 per share	(36.7)	—	—	(36.7)	—	—

Balance—September 27, 2012	$(347.7)	$0.5	$(368.3)	$(57.7)	$(7.3)	$85.1

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), an LLC owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising and Fathom Events (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

As of September 26, 2013, NCM LLC had 123,363,471 common membership units outstanding, of which 58,280,044 (47.2%) were owned by NCM, Inc., 22,032,152 (17.9%) were owned by Regal, 23,998,505 (19.5%) were owned by Cinemark and 19,052,770 (15.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

On August 1, 2013, a non-binding letter of intent was executed to spin-off Fathom Events to a new entity owned 30% by each of the founding members and 10% by NCM LLC, as described further in Note 4 – Related-Party Transactions. This transaction is expected to close in the fourth quarter of 2013. Fathom Events consists primarily of the Fathom Consumer Events division as the Company wound down its Fathom Business Events division during the first quarter of 2012. The Company has continued to execute business events on a periodic basis for existing long-term Fathom clients or if requested by the founding members for business meetings that they have booked directly with the client.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of September 26, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended September 27, 2012, the Company had one customer which accounted for 14.0% of revenue. During the three and nine months ended September 26, 2013 and the nine months ended September 27, 2012, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued two types of share-based compensation awards: stock options and non-vested (restricted) stock. In 2013, the Company only issued non-vested (restricted) stock. Restricted stock vests upon the achievement of Company performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of Company

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued quarterly on all unvested restricted stock and are only paid when the shares vest. During the three and nine months ended September 26, 2013, 1,000 and 360,528 shares of restricted stock vested. During the year ended December 27, 2012, 454,850 shares of restricted stock vested.

Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation – Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. During the three and nine months ended September 26, 2013, 612,585 and 1,249,066 stock options were exercised at a weighted average exercise price of $14.94 and $13.23 per share, respectively. During the year ended December 27, 2012, 241,939 stock options were exercised at a weighted average exercise price of $9.31 per share.

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended
	September 26, 2013	September 27, 2012
Net income attributable to NCM, Inc.	$22.2	$13.9
Subsidiary equity issued for purchase of intangible asset	73.2	4.9
Income tax and other impacts of subsidiary ownership changes	(18.2)	(2.6)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$77.2	$16.2

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements—In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect ASU 2013-11 to have a material effect on its financial statements because the guidance is consistent with the Company’s practice.

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

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Net income attributable to NCM, Inc. (in millions)	$13.7	$16.7	$22.2	$13.9

Weighted average shares outstanding:
Basic	56,027,288	54,451,200	55,233,875	54,344,944
Add: Dilutive effect of stock options and restricted stock	847,953	728,466	630,596	660,734

Diluted	56,875,241	55,179,666	55,864,471	55,005,678

Earnings per NCM, Inc. share:
Basic	$0.24	$0.31	$0.40	$0.26
Diluted	$0.24	$0.30	$0.40	$0.25

The effect of 66,953,757, 57,531,576, 62,806,362 and 57,347,788 exchangeable NCM LLC common units held by the founding members for the three months ended September 26, 2013 and September 27, 2012 and the nine months ended September 26, 2013 and September 27, 2012, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 9,533, 100,754, 36,923 and 166,943 stock options and non-vested (restricted) shares for the three months ended September 26, 2013 and September 27, 2012 and the nine months ended September 26, 2013 and September 27, 2012, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. In June 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas (“Rave”) on May 28, 2013. NCM LLC recorded a net intangible asset of $91.2 million during the three months ended June 27, 2013 for this Common Unit Adjustment. In addition, Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make payments pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). During the three and nine months ended September 26, 2013, NCM LLC recorded a reduction to net intangible assets of $1.0 million and $2.1 million, respectively, related to integration payments due from AMC and Cinemark. During the three months and nine months ended September 26, 2013, the founding members paid $0.9 million and $1.1 million, respectively, in integration payments.

The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4. RELATED-PARTY TRANSACTIONS

Founding Member Transactions –Following is a summary of the transactions between the Company and the founding members (in millions):

Included in the Condensed Consolidated Statements of Income:	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$11.5	$10.0	$31.5	$29.9
Advertising inventory revenue (included in Advertising revenue) (2)	—	—	0.1	0.1
Operating expenses:
Theatre access fee (3)	18.7	16.3	52.4	48.3
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	1.3	0.8	3.0	3.8
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	—	0.2	0.3	0.4
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	0.3	0.4	1.0	0.8

(1)	For the three months and nine months ended September 26, 2013 and September 27, 2012, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent CPM.
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Included in the Condensed Consolidated Balance Sheets:	As of September 26, 2013	As of December 27, 2012
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Common unit adjustments and integration payments, net of amortization (included in Intangible assets)	406.7	258.7
Current payable to founding members under tax sharing agreement (2)	24.9	19.6
Long-term payable to founding members under tax sharing agreement (2)	143.2	137.5

(1)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(2)	The Company paid the founding members $10.1 million in the first quarter of 2013, of which $0.9 million was for the 2011 tax year and $9.2 million was for the 2012 tax year.

Also, pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and nine months ended September 26, 2013 and September 27, 2012 are as follows (in millions):

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
AMC	$10.6	$10.1	$21.2	$16.8
Cinemark	13.3	10.7	26.0	17.6
Regal	12.2	12.9	25.7	21.5
NCM, Inc.	32.3	32.1	63.1	53.0

Total	$68.4	$65.8	$136.0	$108.9

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 26, 2013 of $36.1 million is included in amounts due to founding members on the Condensed Consolidated Balance Sheets as of September 26, 2013 and will be made in the fourth quarter of 2013.

Amounts due to founding members as of September 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.6	1.0	$2.2
Cost and other reimbursement	(1.2)	(1.3)	(0.8)	(3.3)
Distributions payable	13.3	10.6	12.2	36.1

Total	$12.7	$9.9	$12.4	$35.0

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

Common Unit Membership Redemption – The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. The Company did not receive any proceeds from the sale of its common stock by Regal. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in the Condensed Consolidated Statements of Income.

The Company recorded a $4.1 million deferred tax asset for its additional ownership interest in NCM LLC to reflect the tax effected difference between the tax basis and the book basis, the majority of which will be amortized over a 15-year period for federal income tax purposes. In addition, the Company recorded an increase of $4.5 million in its long-term payable to founding members for the estimated payment to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company expects to realize as a result of the deferred tax asset, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in an additional $2.1 million deferred tax liability.

Fathom Spin-off – On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC agreed to contribute the assets of its Fathom Events division to a new entity owned 30% by each of the founding members and 10% by NCM LLC. In addition to the 10% interest, NCM LLC expects to receive $25 million in the form of a promissory note or notes as consideration for the sale. The letter of intent also provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing of the transaction for a fee. The transaction is expected to close in the fourth quarter of 2013. Due to the related party nature of the transaction, the Company formed a committee of independent directors that has hired an investment banking firm to advise the committee and render an opinion as to the fairness of the transaction.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of advertising operating costs in the Condensed Consolidated Statements of Income between the Company and its related party affiliates (in millions):

Related Party Affiliate	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Starplex (1)	$1.0	$1.2	$2.2	$2.5
Other (2)	0.1	0.2	0.4	0.6

Total	$1.1	$1.4	$2.6	$3.1

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Condensed Consolidated Balance Sheets (in millions):

Related Party Affiliate	As of September 26, 2013	As of December 27, 2012
Starplex (1)	$0.8	$0.7
Other (2)	0.1	0.2

Total	$0.9	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of Cinemark.
(2)	Other affiliates include Showplex Cinemas, Inc. (“Showplex”), an affiliate of one of NCM, Inc.’s directors, LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

Other Transactions –NCM LLC has an agreement with Digital Cinema Integration Partners (“DCIP”), a joint venture owned by the founding members. This agreement provides for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the three and nine months ended September 26, 2013, NCM LLC paid DCIP approximately $0.1 million and $0.6 million, respectively and during the three and nine months ended September 27, 2012, NCM LLC paid DCIP approximately $0.2 million and $0.6 million, respectively, under this agreement.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of September 26, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	September 26, 2013	December 27, 2012	Maturity Date	Interest Rate
Revolving Credit Facility	$14.0	$14.0	November 26, 2017 (1)	(2)
Term Loans	270.0	265.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$884.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

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

Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of September 26, 2013 was 1.69%.

Term Loans— In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of September 26, 2013 was 2.94%. Interest on the term loans is currently paid monthly.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of September 26, 2013, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. As of September 26, 2013, NCM LLC’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021— On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under NCM LLC’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which NCM LLC was in compliance as of September 26, 2013.

Senior Secured Notes due 2022— On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which NCM LLC was in compliance as of September 26, 2013.

6. COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $32.2 million over the remaining terms of the network affiliate agreements. As of September 26, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes— The Company is subject to taxation in the U.S. and various states. NCM LLC’s fiscal year 2007 and 2008 tax returns were under examination by the Internal Revenue Service (“IRS”). On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “No Adjustments Letter” from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the three and nine months ended September 26, 2013 related to the closure of these audits.

As of September 26, 2013 and December 27, 2012, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

7. FAIR VALUE MEASUREMENT

Fair Value of Financial Instruments— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms.

The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows:

	As of September 26, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$268.6	$265.0	$265.8
Senior Unsecured Notes	200.0	218.1	200.0	222.0
Senior Secured Notes	400.0	410.0	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

During the fourth quarter of 2011 and first quarter of 2012, the Company received equity securities in a privately held company as consideration for an advertising contract, which the Company accounted for as a cost method investment. The fair value of the investment has not been estimated as of September 26, 2013 or December 27, 2012 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investment and it is not practicable to do so because the equity securities are not in a publicly traded company. The carrying amount of the Company’s investment was $0.8 million and $0.8 million as of September 26, 2013 and December 27, 2012, respectively.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 26, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$32.1	8.2	23.9	$—
Short-term marketable securities (2)	57.4	—	57.4	—

Total assets	$89.5	$8.2	$81.3	$—

		Fair Value Measurements at Reporting Date Using
	As of December 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$50.2	$6.2	$44.0	$—
Short-term marketable securities (2)	34.2	3.0	31.2	—

Total assets	$84.4	$9.2	$75.2	$—

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	Short-Term Marketable Securities — The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended September 26, 2013 and September 27, 2012, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. Original cost of short term marketable securities is based on the specific identification method. As of September 26, 2013 and December 27, 2012, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 26, 2013 and December 27, 2012 are as follows:

	As of September 26, 2013
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term commercial paper:
Financial	42.4	42.4	0.3
Industrial	8.8	8.8	0.3
Utility	6.2	6.2	0.2

Total marketable securities	$57.4	$57.4

	As of December 27, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.0	$3.0	0.7
Short-term commercial paper:
Financial	25.1	25.1	0.2
Industrial	5.1	5.1	0.3
Municipal	1.0	1.0	—

Total marketable securities	$34.2	$34.2

(1)	Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of September 26, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities.

During the nine months ended September 27, 2012, NCM LLC paid breakage fees of $40.2 million which represented the settlement of NCM LLC’s loss position on its interest rate swap agreements. The swaps were terminated with NCM LLC in a loss position and therefore, NCM LLC paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $40.2 million payment by recording a loss on swap terminations of $26.7 million in the Condensed Consolidated Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during NCM LLC’s refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in Accumulated Other Comprehensive Income (“AOCI”) of $26.7 million into earnings in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). The remainder of the breakage fees was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was frozen and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 26, 2013, there was approximately $14.1 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI.

During the three and nine months ended September 27, 2012, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

The effect of derivative instruments with cash flow hedge accounting on the condensed consolidated financial statements for the three and nine months ended September 26, 2013 and September 27, 2012 were as follows (in millions):

	Unrealized Gain Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)				Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Interest Rate Swaps	$2.6	$0.8	$7.8	$24.6	$—	$(1.3)	$—	$(8.3)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The effect of derivatives not designated as hedging instruments under ASC 815 on the condensed consolidated financial statements for the three and nine months ended September 26, 2013 and September 27, 2012 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Three Months Ended		Nine Months Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Realized loss on derivative instruments	Interest on borrowings	$—	$(1.3)	$—	$(4.3)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	0.7	—	2.2
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(2.6)	(1.3)	(7.8)	(2.4)

Total		$(2.6)	$(1.9)	$(7.8)	$(4.5)

The changes in AOCI by component for the three and nine months ended September 26, 2013 were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 26, 2013		Income Statement Location
Balance at beginning of period	$(4.5)	$(6.7)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	2.6	7.8	Amortization of terminated derivatives

Total amounts reclassified from AOCI	2.6	7.8

Noncontrolling interest on reclassifications	(1.4)	(4.2)
Tax effect on reclassifications	(0.5)	(1.4)

Net other comprehensive income	0.7	2.2

Impact of subsidiary ownership changes	(0.4)	0.3

Balance at end of period	$(4.2)	$(4.2)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. SEGMENT REPORTING

Advertising revenue accounted for 94.4%, 96.0%, 93.6% and 91.8% of consolidated revenue for the three months ended September 26, 2013 and September 27, 2012 and the nine months ended September 26, 2013 and September 27, 2012, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs.

	Three Months Ended September 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$127.6	$7.5	$—	$135.1
Operating costs	26.6	5.4	5.1	37.1
Selling and marketing costs	14.0	0.8	0.8	15.6
Administrative and other costs	0.7	0.2	6.9	7.8
Depreciation and amortization	—	—	7.2	7.2
Interest and other non-operating costs	—	—	18.7	18.7

Income (loss) before income taxes	$86.3	$1.1	$(38.7)	$48.7

	Three Months Ended September 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$138.0	$5.7	$—	$143.7
Operating costs	27.3	4.5	5.1	36.9
Selling and marketing costs	14.7	0.5	0.5	15.7
Administrative and other costs	0.7	0.2	7.1	8.0
Depreciation and amortization	—	—	5.0	5.0
Interest and other non-operating costs	—	—	18.9	18.9

Income (loss) before income taxes	$95.3	$0.5	$(36.6)	$59.2

	Nine Months Ended September 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$318.2	$21.9	$—	$340.1
Operating costs	74.1	15.4	15.2	104.7
Selling and marketing costs	42.1	2.6	2.0	46.7
Administrative and other costs	1.7	0.6	20.6	22.9
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	57.8	57.8

Income (loss) before income taxes	$200.3	$3.3	$(114.4)	$89.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$305.6	$27.3	$—	$332.9
Operating costs	72.0	20.0	15.3	107.3
Selling and marketing costs	40.5	3.3	1.9	45.7
Administrative and other costs	2.1	0.6	21.9	24.6
Depreciation and amortization	—	—	14.9	14.9
Interest and other non-operating costs	—	—	82.8	82.8

Income (loss) before income taxes	$191.0	$3.4	$(136.8)	$57.6

The following is a summary of revenues by category (in millions):

	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
National advertising revenue	$91.1	$104.8	$226.0	$222.3
Local advertising revenue	25.0	23.2	60.7	53.4
Founding member advertising revenue from beverage concessionaire agreements	11.5	10.0	31.5	29.9
Fathom Consumer revenue	7.5	4.9	20.8	23.0
Fathom Business revenue	—	0.8	1.1	4.3

Total revenue	$135.1	$143.7	$340.1	$332.9

10. SUBSEQUENT EVENT

On October 30, 2013, the Company declared a cash dividend of $0.22 per share (approximately $12.8 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 13, 2013 to be paid on November 27, 2013.

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

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising and Fathom Events. Our revenue is principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming and Fathom Event programming are distributed across our proprietary digital content network (“DCN”) and live digital broadcast network (“DBN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN. On August 1, 2013, a non-binding letter of intent was executed to spin-off Fathom Events to a new entity owned 30% by each of the founding members and 10% by NCM LLC, as described further in Note 4 – Related-Party Transactions to the Condensed Consolidated Financial Statements.

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

Summary Historical and Operating Data

(In millions, except per share and per attendee data)	Three Months Ended		Nine months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Revenue	$135.1	$143.7	$340.1	$332.9
Operating income	$67.4	$78.1	$147.0	$140.4
Adjusted OIBDA	$76.7	$85.1	$172.0	$162.9
Adjusted OIBDA margin	56.8%	59.2%	50.6%	48.9%
Net income attributable to NCM, Inc	$13.7	$16.7	$22.2	$13.9
Net income per NCM, Inc. basic share	$0.24	$0.31	$0.40	$0.26
Net income per NCM, Inc. diluted share	$0.24	$0.30	$0.40	$0.25
Total advertising revenue	$127.6	$138.0	$318.2	$305.6
Total theatre attendance	192.0	175.2	533.7	519.2
Total advertising revenue per attendee	$0.665	$0.788	$0.596	$0.589
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.605	$0.731	$0.537	$0.531
Total local advertising revenue per attendee	$0.131	$0.132	$0.114	$0.103

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

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Consolidated net income	$42.3	$49.0	$76.2	$48.8
Income tax expense	6.4	10.2	13.0	8.8
Interest and other non-operating costs	18.7	18.9	57.8	82.8
Depreciation and amortization	7.2	5.0	18.8	14.9

OIBDA	74.6	83.1	165.8	155.3
Share-based compensation costs (1)	2.1	2.0	6.2	7.6

Adjusted OIBDA	$76.7	$85.1	$172.0	$162.9

Total revenue	$135.1	$143.7	$340.1	$332.9

Adjusted OIBDA margin	56.8%	59.2%	50.6%	48.9%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the three and nine months ended September 26, 2013 and September 27, 2012 was derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended September 26, 2013 and September 27, 2012

Revenue. Total revenue decreased $8.6 million, or 6.0%, from $143.7 million for the three months ended September 27, 2012 to $135.1 million for the three months ended September 26, 2013. The following is a summary of revenue by category (in millions).

	Three Months Ended		Change Q3’12 to Q3’13
	September 26, 2013	September 27, 2012	$	%
National advertising revenue	$91.1	$104.8	$(13.7)	(13.1)%
Local advertising revenue	25.0	23.2	1.8	7.8%
Founding member advertising revenue from beverage concessionaire agreements	11.5	10.0	1.5	15.0%
Fathom Consumer revenue	7.5	4.9	2.6	53.1%
Fathom Business revenue	—	0.8	(0.8)	(100.0)%

Total revenue	$135.1	$143.7	$(8.6)	(6.0)%

National advertising revenue. The $13.7 million, or 13.1%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due to a decrease in both the national inventory utilization and national advertising CPMs. National inventory utilization decreased from 136.1% in the third quarter of 2012 to 117.6% in the third quarter of 2013 due primarily to a decrease in revenue from one client in the third quarter of 2013, compared to the third quarter of 2012. This client represented 6.8% of our national advertising revenue in the third quarter of 2013, compared to 19.2% in the third quarter of 2012 (4.6% and 14.0% of total revenue, respectively). The decrease in utilization was partially offset by a 9.6% increase in network attendance quarter-over-quarter related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network affiliates discussed below. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. National advertising CPMs (excluding beverage revenue) decreased 5.0% during the third quarter of 2013, compared to the third quarter of 2012, primarily due to the expansion of our client base to new client categories related to the implementation of more aggressive pricing strategies.

Local advertising revenue. The $1.8 million, or 7.8%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 13.9%, partially offset by a decrease in the average contract value of 4.7% in the third quarter of 2013 compared to the third quarter of 2012. The increase in contract volume was driven by an increase in sales to smaller local clients. The average dollar value of our local advertising contracts under $100,000 increased 2.9% and the number of contracts under $100,000 increased 14.1%, partially offset by a decrease in the number of larger (>$100,000) regional contracts. The increase in the smaller contracts was driven in part by a 1.7% increase in the number of average network screens in the third quarter of 2013, compared to the third quarter of 2012, and an improving economic outlook in many of the local markets that we serve.

Founding member beverage revenue. The $1.5 million, or 15.0%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 14.3% increase in founding member attendance during the third quarter of 2013, compared to the third quarter of 2012. The increase in founding member attendance related to higher cinema industry attendance and the acquisition of 109 theatres (with 1,437 screens) by NCM LLC’s founding members late in 2012 and the first nine months of 2013. These acquisitions expanded our network by 12 theatres (192 screens) as 97 theatres (with 1,245 screens) were operated by existing network affiliate theatre circuits.

Fathom Events revenue. Fathom Events revenue, which is comprised of Fathom Consumer revenue and Fathom Business revenue, increased $1.8 million, or 31.6%, from $5.7 million for the three months ended September 27, 2012 to $7.5 million for the three months ended September 26, 2013. The increase was due to an increase in Fathom Consumer Events revenue of $2.6 million driven by a 30.8% increase in the number of event nights to 17 during the third quarter of 2013, compared to 13 in the third quarter of 2012 and a 17.0% increase in the average revenue per event due primarily to several high quality events in the rock music, boxing and general entertainment genres. The increase for Fathom Consumer was partially offset by a $0.8 million decrease in revenue from Fathom Business as there were no Fathom Business Events during the third quarter of 2013.

Operating expenses. Total operating expenses increased $2.1 million, or 3.2%, from $65.6 million for the three months ended September 27, 2012 to $67.7 million for the three months ended September 26, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs decreased $3.1 million, or 28.2%, from $11.0 million for the three months ended September 27, 2012 to $7.9 million for the three months ended September 26, 2013. The decrease was due primarily to a decrease of $2.6 million in affiliate advertising payments. Affiliate advertising payments decreased due to a decrease in advertising revenue during the third quarter of 2013, as well as, a decrease in the number of average affiliate screens of 13.1% in the third quarter of 2013, compared to the third quarter of 2012. The decrease in affiliate screens was primarily due to the acquisition of 97 affiliate theatres (with 1,245 screens) by founding members during late 2012 and the first nine months of 2013, whereby we are now paying a theatre access fee to our founding members, rather than the higher affiliate payments, that are based on as much as 50% of the advertising revenue.

Fathom Events operating costs. Fathom Events operating costs increased $0.9 million, or 20.0%, from $4.5 million for the three months ended September 27, 2012 to $5.4 million for the three months ended September 26, 2013. The increase was due primarily to a $1.6 million increase in costs associated with the higher Fathom Consumer Events revenue and more events, as described above, partially offset by a lower average revenue sharing percentage with programming suppliers. These costs were also partially offset by a $0.5 million decrease in costs associated with the Fathom Business Events division as there were no business events in the third quarter of 2013.

Network costs. Network costs remained consistent at $5.1 million for the three months ended September 27, 2012 and for the three months ended September 26, 2013. These costs remained consistent as the number of average network screens only increased 1.7% in the third quarter of 2013, compared to the third quarter of 2012.

Theatre access fees. Theatre access fees increased $2.4 million, or 14.7%, from $16.3 million for the three months ended September 27, 2012 to $18.7 million for the three months ended September 26, 2013. Approximately $1.6 million of the increase was due to an increase in founding member attendance of 14.3% in the third quarter of 2013, compared to the third quarter of 2012 due primarily to the founding member acquisitions and increase in industry attendance in the third quarter of 2013, compared to the third quarter of 2012, discussed above. In addition, fees for use of digital screens and higher quality digital cinema projectors increased due to an annual 5% contractual rate increase, as well as an increase in the number of founding member theatres equipped with digital cinema projectors year-over-year. As of September 26, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 81% as of September 27, 2012 and approximately 96% of founding member screens featured LCD or digital cinema projectors as of September 26, 2013.

Selling and marketing costs. Selling and marketing costs decreased $0.1 million, or 0.6%, from $15.7 million for the three months ended September 27, 2012 to $15.6 million for the three months ended September 26, 2013. This decrease was primarily due to a decrease in national advertising revenue, partially offset by an increase in selling and marketing costs associated with the higher local advertising revenue and higher Fathom revenue. Advertising related selling and marketing costs decreased due primarily to a decrease in personnel costs, online publisher expenses and marketing costs. Fathom selling and marketing costs increased due primarily to a reversal of bad debt expense in the third quarter of 2012, partially offset by lower third quarter 2013 personnel expense.

Administrative and other costs. Administrative and other costs decreased $0.2 million, or 2.5%, from $8.0 million for the three months ended September 27, 2012 to $7.8 million for the three months ended September 26, 2013. The decrease was primarily due to a decrease in legal and professional expenses.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million, or 44.0%, from $5.0 million for the three months ended September 27, 2012 to $7.2 million for the three months ended September 26, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, as well as, an increase in depreciation expense resulting from greater average property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $0.2 million, or 1.1%, from $18.9 million for the three months ended September 27, 2012 to $18.7 million for the three months ended September 26, 2013. The decrease in non-operating expenses was driven by the following factors:

•	a decrease in interest on borrowings of $1.5 million due primarily to lower average interest rates in the third quarter of 2013 compared to the third quarter of 2012 as a result of the Company’s debt refinancings in 2012 and 2013; and

•	a decrease in interest due to the founding members under the tax receivable agreement of $0.7 million due to changes in tax rates and NCM LLC ownership rates period over period.

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $1.3 million increase in the amortization expense associated with terminated swap arrangements; and

•	the absence of a $0.7 million gain recorded for the change in derivative fair value that was recorded in the third quarter of 2012 for interest rate swaps which the Company has since terminated.

Net income. Net income decreased $3.0 million, from $16.7 million for the three months ended September 27, 2012 to $13.7 million for the three months ended September 26, 2013. The decrease in net income was driven by a decrease in operating income of $10.7 million, as described further above. These decreases to net income were partially offset by a $3.7 million decrease in income attributable to noncontrolling interests and a decrease in income tax expense of $3.8 million both due primarily to lower net income before taxes in the period.

Nine Months Ended September 26, 2013 and September 27, 2012

Revenue. Total revenue increased $7.2 million, or 2.2%, from $332.9 million for the nine months ended September 27, 2012 to $340.1 million for the nine months ended September 26, 2013. The following is a summary of revenue by category (in millions).

	Nine Months Ended		Change YTD’12 to YTD’13
	September 26, 2013	September 27, 2012	$	%
National advertising revenue	$226.0	$222.3	$3.7	1.7%
Local advertising revenue	60.7	53.4	7.3	13.7%
Founding member advertising revenue from beverage concessionaire agreements	31.5	29.9	1.6	5.4%
Fathom Consumer revenue	20.8	23.0	(2.2)	(9.6)%
Fathom Business revenue	1.1	4.3	(3.2)	(74.4)%

Total revenue	$340.1	$332.9	$7.2	2.2%

National advertising revenue. The $3.7 million, or 1.7%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to an increase in national inventory utilization which rose from approximately 101.4% in the first nine months of 2012 to 104.9% in the first nine months of 2013 on network attendance growth of 2.8%. Utilization increased primarily due to content partner revenue increasing by 24.4% in the first nine months of 2013, compared to the first nine months of 2012. These increases to national advertising revenue were partially offset by a 3.3% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new categories related to more aggressive pricing strategies.

Local advertising revenue. The $7.3 million, or 13.7%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 10.1% and an increase in the average contract value of 3.4% in the first nine months of 2013 compared to the first nine months of 2012. The increase in contract volume was driven by an increase in the volume of both larger regional contracts and smaller local contracts. The number of contracts over $100,000 increased 12.5%, and the number of contracts under $100,000 increased 10.1%. The increase in the larger contracts was driven in part by the addition of new network screens over the past year that improved our geographic coverage, making our network more attractive to larger local and regional advertising clients. Local revenue per theatre attendee increased 10.7% primarily because of the increase in local advertising revenue.

Founding member beverage revenue. The $1.6 million, or 5.4%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to the 4.8% increase in founding member attendance period-over-period due primarily to the founding member theatre acquisitions discussed previously.

Fathom Events revenue. Fathom Events revenue, which is comprised of Fathom Consumer revenue and Fathom Business revenue, decreased $5.4 million, or 19.8%, from $27.3 million for the nine months ended September 27, 2012 to $21.9 million for the nine months ended September 26, 2013. The decrease was due in part to Fathom Consumer Events revenue decreasing $2.2 million, or 9.6%, which was driven by a 20.3% decrease in the number of event nights to 51 during the nine months of 2013, compared to 64 in the first nine months of 2012 due to fewer classic film and arts and entertainment events in the first nine months of 2013 compared to the first nine months of 2012. In addition, Fathom Business Events revenue decreased $3.2 million during the first nine months of 2013, compared to the first nine months of 2012 as this division was wound-down during the first quarter of 2012.

Operating expenses. Total operating expenses increased $0.6 million, or 0.3%, from $192.5 million for the nine months ended September 27, 2012 to $193.1 million for the nine months ended September 26, 2013. Set forth below is a discussion of the changes in operating expenses.

Advertising operating costs. Advertising operating costs decreased $2.0 million, or 8.4%, from $23.7 million for the nine months ended September 27, 2012 to $21.7 million for the nine months ended September 26, 2013. The decrease was due to a $2.0 million, or 10.8%, decrease in affiliate advertising payments. The decrease in affiliate advertising payments was driven by a 6.7% decrease in the number of average affiliate screens in the first nine months of 2013, compared to the first nine months of 2012. The decrease in affiliate screens is due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of new affiliate screens to our network.

Fathom Events operating costs. Fathom Events operating costs decreased $4.6 million, or 23.0%, from $20.0 million for the nine months ended September 27, 2012 to $15.4 million for the nine months ended September 26, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Consumer Events division of $2.4 million due to the decline in Fathom Consumer Events revenue from fewer events in the first nine months of 2013, as described above, and lower programming costs as a percentage of event revenue. In addition, costs associated with the Fathom Business Events division declined $1.7 million as this division was wound-down in the first quarter of 2012.

Network costs. Network costs decreased slightly from $15.3 million for the nine months ended September 27, 2012 to $15.2 million for the nine months ended September 26, 2013. These costs remained relatively consistent as the number of average network screens also remained relatively consistent during the nine months ended September 26, 2013 compared to the nine months ended September 27, 2012.

Theatre access fees. Theatre access fees increased $4.1 million, or 8.5%, from $48.3 million for the nine months ended September 27, 2012 to $52.4 million for the nine months ended September 26, 2013. The increase was primarily due to a $2.5 million increase in the fees for use of digital screens and higher quality digital cinema projectors. These fees increased due to an annual 5% contractual rate increase, as well as an increase in the number of founding member theatres equipped with digital cinema projectors. As of September 26, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 81% as of September 27, 2012 and approximately 96% of founding member screens featured LCD or digital cinema projectors as of September 26, 2013. Theatre access fees also increased by $1.6 million due to an increase in our fee per patron related to an increase of 4.8% in founding member attendance during the first nine months of 2013, compared to the same period in 2012 due primarily to the founding member theatre acquisitions mentioned previously.

Selling and marketing costs. Selling and marketing costs increased $1.0 million, or 2.2%, from $45.7 million for the nine months ended September 27, 2012 to $46.7 million for the nine months ended September 26, 2013. This increase was due to an increase in advertising related selling and marketing costs of $1.6 million, partially offset by a decrease in selling and marketing costs associated with the Fathom division of $0.7 million. Advertising related selling and marketing costs increased due primarily to $1.4 million of higher non-cash barter expense incurred in the first nine months of 2013 and a $0.5 million increase in local commission expense related to the increase in local advertising revenue. The decrease in Fathom selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs decreased $1.7 million, or 6.9%, from $24.6 million for the nine months ended September 27, 2012 to $22.9 million for the nine months ended September 26, 2013. The decrease was due primarily to a decrease of $1.3 million in stock based compensation expense and $0.3 million in legal and professional expenses.

Depreciation and amortization. Depreciation and amortization expense increased $3.9 million, or 26.2%, from $14.9 million for the nine months ended September 27, 2012 to $18.8 million for the nine months ended September 26, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements, NCM LLC founding member common unit adjustments, as well as an increase in depreciation expense resulting from higher average property, plant and equipment year-over-year related primarily to equipment installed in new network affiliate theatres.

Non-operating expenses. Total non-operating expenses decreased $25.0 million, or 30.2%, from $82.8 million for the nine months ended September 27, 2012 to $57.8 million for the nine months ended September 26, 2013. The decrease in non-operating expenses was driven by the following factors:

•	the absence of $26.7 million loss on swap terminations that was recorded in the second quarter of 2012 for the termination of interest rate swaps;

•	a decrease in interest on borrowings of $3.8 million due primarily to lower average interest rates in the first nine months of 2013 compared to the first nine months of 2012 as a result of the Company’s debt refinancings in 2012 and 2013;

•	a decrease in other non-operating expense of $1.2 million due primarily to lower write-off of debt issuance costs in the period; and

•	a decrease in interest due to the founding members under the tax receivable agreement of $0.9 million due to changes in tax rates and NCM LLC ownership rates period over period.

These decreases to non-operating expenses were partially offset by the following increases to non-operating expenses period over period:

•	a non-cash $5.4 million increase in the amortization expense associated with terminated swap arrangements; and

•	a $2.2 million decrease in the gain recorded for the change in derivative fair value, as the Company did not record changes in fair value on derivatives in its Condensed Consolidated Statements of Income during the first nine months of 2013, as it did in 2012 due to the termination of its interest rate swaps in 2012.

Net income. Net income increased $8.3 million, from $13.9 million for the nine months ended September 27, 2012 to $22.2 million for the nine months ended September 26, 2013. The increase in net income was driven by a decrease in non-operating expenses of $25.0 million and an increase in operating income of $6.6 million, as described further above. These increases to net income were offset by a $19.1 million increase in income attributable to noncontrolling interests and an increase in income tax expense of $4.2 million both due primarily to higher net income before income taxes in the period.

Known Trends and Uncertainties

The current macro-economic environment and its impact on the national television and local and regional advertising markets in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, the technical quality and increasing scale of our national network and the related increase in salable advertising impressions and the number of Fathom live broadcast events and locations. During 2012, we added twelve new affiliate theatre circuits (with 730 screens) to our national network, and so far in 2013 we have contracted to add five new affiliate theatre circuits (with 278 screens). In total, these contracted new founding member and affiliate theatres that have joined our network during 2012 and thus far in 2013 are expected to add approximately 27 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 378 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow in 2013 and beyond. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and local video and other advertising platforms.

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

In consideration for NCM LLC’s access to the founding members’ theatre attendees for on-screen advertising and use of off-screen locations within the founding members’ theatres for the LEN and lobby promotions, the founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to 2010 ESA Amendments, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems for our advertising and Fathom business. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 26, 2013, 79.1% of our network screens were showing advertising on digital cinema projectors versus 72.1% as of September 27, 2012.

On August 1, 2013, a non-binding letter of intent was signed amongst NCM LLC, Regal, Cinemark and AMC whereby NCM LLC agreed to contribute the assets of its Fathom Events division to a new entity owned 30% by each of the founding members and 10% by NCM LLC. In addition to the 10% interest, NCM LLC expects to receive $25 million in the form of a promissory note or notes as consideration for the sale. The letter of intent also provides for a transition services agreement whereby NCM LLC will agree to provide certain corporate overhead services to the new entity for a period of nine months following the closing of the transaction for a fee. The transaction is expected to close in the fourth quarter of 2013. Due to the related party nature of the transaction, the Company formed a committee of independent directors that has hired an investment banking firm to advise the committee and render an opinion as to the fairness of the transaction.

As discussed in Note 6 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, NCM LLC’s fiscal year 2007 and 2008 tax returns were under examination by the IRS. On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “No Adjustments Letter” from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the three and nine months ended September 26, 2013 related to the closure of these audits.

During 2013 and 2012, we amended our senior secured credit facility and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 7.7 years as of September 26, 2013, and our cash interest expense on borrowings is projected to decrease approximately $5.0 million for 2013 compared to 2012.

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2012. Of these units, 3,599,198 related to theatre acquisitions and 936,816 related to new theatres constructed, net of closures. NCM LLC recorded a net intangible asset of $69.0 million during the first quarter of 2013 as a result of the annual Common Unit Adjustment.

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

During the third quarter of 2013, Regal completed an underwritten public offering of an aggregate 2,300,000 shares of the Company’s common stock. See Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document. As a result, the Company recorded a net step-up in tax basis related to the investment in NCM LLC of $10.5 million, which we expect will increase our deferred income tax expense by approximately $0.1 million for the remainder of 2013 based on an estimated tax rate of 38.8%. In addition, we expect the accretion of interest on the discounted payable to founding members to increase approximately $0.1 million for the remainder of 2013. The Company’s increased ownership percentage in NCM LLC as a result of this redemption is expected to proportionally reduce net income attributable to noncontrolling interests and increase net income attributable to NCM, Inc.

Financial Condition and Liquidity

Liquidity and Capital Resources

As of September 26, 2013, our cash, cash equivalents and short-term marketable securities balance was $127.2 million, an increase of $20.6 million compared to the balance of $106.6 million as of December 27, 2012. The cash, cash equivalent and marketable securities as of September 26, 2013, combined with $110.0 million of borrowing availability on our revolving credit facility, resulted in total liquidity availability of $237.2 million, or a $20.6 million increase, versus total liquidity availability of $216.6 million as of December 27, 2012. Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to our founding members, interest or principal payments on our term loan and the Senior Secured Notes and Senior Unsecured Notes, income tax payments, tax sharing payments to NCM LLC’s founding members and quarterly dividends to NCM, Inc.’s common stockholders. Our cash, cash equivalents and marketable securities of $127.2 million as of September 26, 2013 increased $44.8 million, compared to $82.4 million as of September 27, 2012. Our total liquidity availability increased $60.8 million to $237.2 million as of September 26, 2013, compared to $176.4 million as of September 27, 2012.

We have generated and used cash as follows (in millions):

	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
Operating cash flow	$113.9	$32.2
Investing cash flow	$(39.9)	$(4.5)
Financing cash flow	$(76.6)	$(33.4)

•	Operating Activities. The $81.7 million increase in cash provided by operating activities for the nine months ended September 26, 2013 versus the nine months ended September 27, 2012 was primarily due to the absence of the $40.2 million payment for swap terminations that was incurred in the first nine months of 2012, an $18.2 million smaller increase in accounts receivable period over period primarily from the timing of revenue and collections in the period, an $8.1 million increase in payments under the tax sharing agreement with founding members and a $6.6 million increase in operating income period over period.

•	Investing Activities. The $35.4 million increase in cash used in investing activities for the nine months ended September 26, 2013 compared to the nine months ended September 27, 2012 was due primarily to higher purchases of marketable securities, net of sales and maturities, of $33.2 million and an increase of $1.7 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements.

•	Financing Activities. The $43.2 million increase in cash used in financing activities during the nine months ended September 26, 2013 compared to the nine months ended September 27, 2012 was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $51.0 million and an increase in distributions to founding members of $13.5 million, partially offset by greater proceeds from stock option exercises of $14.4 million and $5.1 million lower debt issuance costs.

Sources of capital and capital requirements. NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 26, 2013 were $104.5 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 26, 2013 (which will be made during the fourth quarter of 2013) was $68.4 million, of which $32.3 million will be distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax sharing agreement with the founding members and current and future dividends as declared by the board of directors, including a dividend declared on October 30, 2013 of $0.22 per share (approximately $12.8 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 13, 2013 to be paid on November 27, 2013. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the board of directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

As discussed above in “Known Trends and Uncertainties”, the Company modified its debt structure during 2012 and 2013 and as a result has extended the average maturity of its debt by over six years and increased its liquidity, while not meaningfully impacting free cash flow.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2012 and incorporated by reference herein. As of September 26, 2013, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update 2013-02. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. Refer to Note 8 – Derivative Instruments and Hedging Activities to the Condensed Consolidated Financial Statements for the Company’s disclosures.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect this ASU to have a material effect on its financial statements because the guidance is consistent with the Company’s practice.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three and nine months ended September 26, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of September 26, 2013, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14 million revolving credit balance and $270.0 million term loan outstanding as of September 26, 2013. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2012 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of September 26, 2013, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 26, 2013 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 26, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 28, 2013 through July 25, 2013	—	—	—	N/A
July 26, 2013 through August 29, 2013	—	—	—	N/A
August 30, 2013 through September 26, 2013 (1)	370	$17.98	—	N/A

(1)	Represents shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

10.1	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2	(4)	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 to NCM, Inc.’s Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibit 10.6 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 10.1.3 to NCM, Inc.’s Current Report on Form 8-K (File No. 001-33296) filed on September 9, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.

(Registrant)

Date:	October 31, 2013	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2013	/s/ David J. Oddo
David J. Oddo
Senior Vice President and Interim Co-Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2013	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President and Interim Co-Chief Financial Officer
(Principal Accounting Officer)