Form 10-K
period 2013-12-26
National CineMedia, Inc.
filed 2014-02-21
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 27, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $911,197,217.

As of February 14, 2014, 61,384,391 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 26, 2013 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions

In this document, unless the context otherwise requires:

•	“NCM, Inc.,” “the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC.

•

“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005, and is the current operating company for our business, which NCM, Inc. acquired an interest in, and became a member and the sole manager of, upon completion of our initial public offering, or “IPO,” which closed on February 13, 2007.

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theatres and American Multi-Cinema, Inc., and is party to an ESA with NCM LLC.

•	“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., and is party to an ESA with NCM LLC.

•

“Regal” refers to Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., and is party to an ESA with NCM LLC.

•

“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of NCM LLC’s founding members upon completion of the IPO, which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business.

•	“Founding members” refers to AMC, Cinemark and Regal.

•	“OIBDA” refers to consolidated net income plus income tax expense, interest and other non-operating costs and depreciation and amortization expense.

•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs.

•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.

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

•	fluctuations in operating costs, capital expenditures, revenue and Adjusted OIBDA;

•	future issuance of membership units;

•	determination that NCM, Inc. or any of NCM LLC’s founding members is an investment company;

•	determination that any amount of our tax benefits under the tax receivable agreement should not have been available;

•	changes in market interest rates and stock prices; and

•	other factors described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

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

The Company

NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary NCM LLC. NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 46.1% of the common membership units in NCM LLC as of December 26, 2013. NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 53.9% of NCM LLC’s common membership units as of December 26, 2013. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specific management services to NCM LLC.

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC. Refer to “—Fathom Events” for further information.

NCM LLC has long-term ESAs with NCM LLC’s founding members and multi-year agreements with certain third-party theatre circuits, referred to in this document as “network affiliates,” under network affiliate agreements which expire at various dates between April 29, 2014 and July 22, 2031. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theatres, subject to limited exceptions, to sell advertising and to market and distribute Fathom Events (prior to the sale described above).

Description of Business

Overview

NCM LLC operates the largest digital in-theatre media network in North America, through which it sells in-theatre and online advertising, promotions and until its sale at the end of 2013, Fathom Events. Our advertising pre-show called “FirstLook”, lobby entertainment network (“LEN”), programming and Fathom Events are distributed across our digital content network (“DCN”) or live digital broadcast network (“DBN”), utilizing our proprietary digital content software (“DCS”).

Through December 26, 2013, we derived revenue principally from the following activities:

•

Advertising: We develop, produce, sell and distribute several versions of FirstLook on theatre screens, and advertising programming on our LEN. We also sell other forms of advertising and promotions in theatre lobbies and across our online network and mobile apps called Movie Night Out® and FirstLookSync™. For the year ended December 26, 2013, advertising accounted for 92.1% of our total revenue.

•

Fathom Events: We produced, marketed and distributed entertainment programming through our Fathom division to theatres across our DCN (for pre-recorded events) and DBN (for both live and pre-recorded events). For the year ended December 26, 2013, Fathom Events accounted for 7.9% of our total revenue. Refer to “—Fathom Events” for additional information.

We believe that the reach and digital delivery capability of our network provides an effective platform for national and local advertisers to reach a large, young and affluent audience on a highly-targeted, engaging and measurable basis. During 2013, approximately 710 million patrons attended movies shown in theatres in which NCM LLC currently has exclusive cinema advertising agreements in place. A summary of the screens in our advertising network is set forth in the table below:

Our Network

(As of December 26, 2013)

	Advertising Network				Fathom Events
	Theatres	Digital Screens	Total Screens	% of Total	Screens (1)
Founding Members	1,242	15,932	16,562	83.30%	882
Network Affiliates	334	3,122	3,316	16.70%	247

Total	1,576	19,054	19,878	100.00%	1,129

(1)	As of December 26, 2013, these Fathom Events screens are no longer a part of the NCM LLC network due to the sale of Fathom Events.

On-Screen Advertising

Our on-screen digital FirstLook pre-feature show consists of national and local advertising, as well as behind the scenes “making-of” and other entertainment content provided by our content partners and other clients. The pre-feature show generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time. We distribute several versions of FirstLook each month, including versions that include content and national advertisements that are targeted towards movie ratings, specific films, or groups of films related to specific film genres and local and regional advertisements that play in specific theatre markets or geographic regions. All FirstLook pre-shows are customized with the branding of the theatre circuits in which the programming plays. Since 2010, we have the capability to deliver three-dimensional (“3-D”) advertising campaigns within a 3-D version of the FirstLook program prior to 3-D films.

The majority of our entertainment content segments are provided to us under exclusive multi-year contractual arrangements with leading media, entertainment and technology companies (“content partners”). Under the terms of the contracts, our content partners make available to us original content segments and make commitments (generally for terms of two years) to buy a portion of our advertising inventory at a specified cost per thousand (“CPM”). The original content produced by these content partners typically features behind-the-scenes interviews about the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products. Our agreement with a major wireless communications company to exhibit a cell phone courtesy public service announcement (“PSA”) expired during the second half of 2013 and was replaced by a two-year agreement with an insurance company to exhibit a PSA, as well as another two-year agreement signed in early 2014 with a candy company for a PSA. We also have a long-term agreement to display advertising (currently 60 seconds) of NCM LLC’s founding members’ beverage supplier.

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

FirstLook was created in order to provide a more entertaining pre-feature program for theatre patrons and a more targeted and effective advertising platform for our advertising clients by integrating local and national video advertising with entertainment content segments primarily provided by our content partners.

FirstLook is comprised of up to four segments, each approximately four to seven minutes in length. Segment four, the first section of FirstLook, begins approximately 20 to 25 minutes prior to the advertised show time and generally includes local advertising. Segment three typically begins approximately 18 minutes prior to the advertised show time and features primarily 15 or 30-second local or regional advertisements by individual theatres, or across an entire DMA® or geographic region. Segment three also includes a two and one-half minute entertainment content segment. Segment two and segment one run closest to the advertised show time and feature primarily national and regional advertisements. Both segment two and segment one include a two and one-half minute entertainment content segment provided primarily by our content partners, along with national and regional advertisements which are generally 30 or 60 seconds, including a 60 second advertisement at the end of segment one for the circuits’ beverage supplier. Segment two and segment one begin approximately 13 minutes and 8 minutes, respectively, before the advertised show time.

In 2010, we began selling 3-D advertising that runs prior to select 3-D films. The 3-D advertisements are placed at the end of the FirstLook pre-show, after a message for patrons to put on 3-D glasses. These 3-D ads provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to a fewer number of 3-D advertisements and improved recall (based on third-party research) associated with those 3-D ads. Theatre patrons are prompted to put their glasses on prior to the 3-D portion of FirstLook so they can be kept on throughout the end of the FirstLook pre-show, during the film trailers and 3-D feature film. This structure is designed to provide a better theatre patron experience.

As of December 26, 2013, approximately 96% of our total screens are part of our DCN representing approximately 97% of our total network attendance. As of December 26, 2013, 15,756, or 83%, of 19,054 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The 824 screens not connected to our DCN display national and regional advertisements through the use of USB drives that are shipped to the theatres via overnight delivery services.

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

Currently, under the ESAs the last 60 seconds of the FirstLook program is sold to NCM LLC’s founding members to be used to advertise their beverage concessions. This time is used to satisfy the founding members’

on-screen advertising commitments under their beverage concessionaire agreements. Through 2011, this time was priced on a CPM basis, which increased each year as specified in the ESA. Per the ESA, beginning in 2012, the CPM change equaled the prior year annual percentage change in the advertising CPM charged by NCM LLC to unaffiliated third parties during the last few minutes of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.

The arrangements with NCM LLC’s founding members relating to on-screen advertising for their beverage concessionaires, the agreements with our content partners and the PSAs represented approximately $141.0 million, or approximately 31%, of our total revenue for the year ended December 26, 2013.

Lobby Network and Promotions

Lobby Entertainment Network (LEN). Our LEN is a network of video screens strategically located throughout the lobbies of all of our digitally equipped NCM LLC’s founding members’ theatres and the majority of our network affiliate theatres. As of December 26, 2013, our LEN had 3,063 screens in 1,452 theatres connected to our DCN. The LEN screens are strategically placed in high-traffic locations such as concession stands and film queuing and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theatre and the same program is displayed simultaneously on all lobby screens within a given theatre, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions. The LEN programming includes up to two minutes for NCM LLC’s founding members’ advertisements to promote activities associated with the operation of the theatres, including concessions, ticketing partners, gift card and loyalty programs, special events presented by the theatre operator and vendors of services provided to theatres, so long as such promotion is incidental to the vendor’s service. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to NCM LLC’s founding members at no cost and one minute of which NCM LLC’s founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theatre operators for the purpose of increasing theatre attendance, which we call “strategic programs”.

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

Lobby Promotions. We also sell a wide variety of advertising and promotional products in our theatre lobbies. These products can be sold individually or bundled with on-screen or LEN advertising. Lobby promotions typically include:

•	advertising on concession items such as beverage cups, popcorn bags and kids’ trays;

•	coupons and promotional materials, which are customizable by film and are distributed to ticket buyers at the box office;

•	product sampling and display;

•	touch-screen display units and kiosks; and

•	signage throughout the lobbies, including posters, banners, counter cards, danglers, floor mats, standees and window clings.

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

Branded Entertainment Websites and Mobile Applications

We have a business website, ncm.com and three consumer facing websites, firstlookonline.com, FathomEvents.com (which was transferred with the sale) and movienightout.com and mobile apps FirstLookSync (formerly CinemaSync) and Movie Night Out. We launched FirstLookSync and will continue to expand FirstLookSync distribution to create a much more important marketing tool for our theatre partners and advertising clients. FirstLookSync allows our theater partners to engage directly with their patrons to market tickets for upcoming films and concession products. It also provides a unique marketing tool for our local and national advertising clients who can use it to distribute coupons and other value-added elements by syncing to consumers’ smart phones during the playing of ads and content segments in our FirstLook pre-show or on our lobby network. Our consumer facing websites and mobile apps extend our FirstLook pre-show in order to expand our advertising reach to online and mobile consumers and provide an opportunity to create a unique integrated bundle of marketing products for our clients. We also have an online advertising network through selling and marketing relationships with several movie and entertainment related online websites and mobile app publishers. We are developing and operating our websites and mobile apps through our existing media production and technology group and selling the advertising on our advertising network through a small digital sales group and our existing national and local sales organizations. As these online and mobile activities are supported primarily through our existing staff and infrastructure, we believe that digital revenue and additional in-theatre integrated marketing packages can be developed with limited incremental investment and operating costs. We will employ several marketing strategies to attract patrons to our websites and promote the download and usage of our mobile apps including placing ads within our FirstLook pre-show. As of December 26, 2013, our online advertising network included 39 entertainment websites (including our 100% owned sites), with approximately 47 million unique visitors monthly. This vertically integrated online ad network provides advertisers the ability to target online entertainment consumers while providing publishers a way to benefit from NCM’s sales infrastructure and the integration and bundling with NCM LLC’s in-theatre network.

Fathom Events

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, we formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. NCM LLC deconsolidated Fathom Events and recognized a gain on the sale of approximately $25.4 million (net of direct expenses) during the year ended December 26, 2013. NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. NCM LLC has also agreed to provide creative and media production services for a fee.

The Fathom Events business focused on the marketing and distribution of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. Fathom Consumer events have included live and pre-recorded concerts featuring contemporary music, opera and symphony, DVD product releases and marketing events, theatrical premieres, Broadway plays, live sporting events and other special events.

In 2013, our 73 event nights included genres such as the New York Metropolitan Opera (“Met”), music, arts and entertainment, big screen premieres, sports and original programming. This represents an 18.9% decrease over the 90 event nights during 2012, while average revenue per event increased 23.6% due to our focus on higher quality events.

Sales and Marketing

In-Theatre Advertising. We sell our in-theatre and online advertising products and event sponsorships through our national, local and regional sales teams. We market our advertising products through our marketing group located primarily in our New York City sales office.

As of December 26, 2013, we had 36 advertising sales and client development related personnel (including management and sales support staff) within our national sales group. During 2013, approximately 34.7% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain team sales targets in order to enhance coordination and teamwork. Our national sales organization has proven to be highly profitable and scalable as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills (outside Los Angeles) and Chicago.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of 121 screens per representative. Their responsibility is to sell cinema advertising to local clients as well as larger regional advertisers. During 2013, approximately 76.1% of the compensation for local sales staff was based on an individual sales commission on collected sales. As our network and local business grows, it may require the addition of sales personnel to cover the new markets or screens. As of December 26, 2013, we had 174 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell.

Over the past several years, we have increased our national and local advertising revenue by expanding our network and the number of clients and client categories through sales outreach and several marketing tactics, including expansion and improvement of research provided to clients and the addition of client development executives. We aggressively market and sell directly to clients as well as advertising agencies. We also on occasion place advertising in national trade publications, and commission third-party market research to assist our sales team. We believe that improved research regarding cinema advertising and our network has provided our customers with compelling statistical evidence of the superiority of our advertising products relative to television and other traditional advertising mediums based on metrics such as brand recognition, message recall, and likeability. In addition, we believe that we are capturing an increasing market share from traditional advertising media platforms such as broadcast TV, by establishing cinema advertising as a more accountable and effective advertising medium relative to other media. As of December 26, 2013, we had 46 personnel based primarily in New York and Denver that focus on the marketing, research and public relations aspects of our advertising business.

Fathom Events. As of December 26, 2013 (prior to its sale) we had a staff of 11 (including management and sales support staff) that was dedicated to sales. In fiscal year 2013, we held 73 Fathom Consumer events (a decrease of 18.9% over 2012) attended by approximately 2.1 million patrons (an increase of 4.5% over 2012). Fathom Consumer events were marketed primarily using designated and unsold inventory in the FirstLook pre-show, digital trailers after FirstLook, one sheets and other marketing materials in theatre lobbies, through our websites, our mobile apps and internet sites of our programming partners and other cross-marketing activities including radio and cable TV advertising.

Media and Creative Services

Our media and creative services department uses state of the art, proprietary and non-proprietary technologies and practices to ensure the consistent image and sound quality of the FirstLook and Fathom Event promotional content distributed over our network, creating the highest possible cinema quality presentation for FirstLook, LEN presentations and all of our other in-theatre marketing products, associated with the Fathom Events business (prior to its sale). We believe the expertise of this group in optimizing content for cinema playback within our FirstLook pre-show, Fathom Events and our internet sites and mobile apps, has been instrumental in our ability to provide a better experience for the theatre patron and to enhance our ability to attract and retain our on-screen advertising clients, build and retain relationships with network affiliates and market Fathom Events. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, including audio enhancements, color correction and noise reduction. Our expertise in cinematic production and our ability to tailor advertisements developed for television to a high-definition cinema playback format facilitates the ability of national advertisers to display content originally provided for television thus optimizing their original investment to the big-screen presentation. We also offer creative and production services to our clients (primarily local clients), developing full sight, sound and motion high-definition advertisements from concept to completion. This service substantially reduces the obstacles for smaller clients to invest in cinema-quality advertising and ensures a higher quality presentation for cinema patrons. During 2013, we produced and performed post-production services for approximately 55% of the local advertisements that played across our networks. NCM LLC’s founding members also engage us for the production of their on-screen concession product advertisements and policy trailers.

Technology and Other Corporate Branding

We utilize our digital media expertise, our proprietary DCS and various digital network technologies to deliver a high quality cinema advertising pre-show and pre-recorded Fathom Events to our network theatres. These technologies facilitate the delivery of a high-quality entertainment experience and provide advertising clients a lower cost and more programming flexibility. Moreover, our technology allows significant operational and scheduling flexibility to our advertising clients that can target various demographic groups by location, film rating or film title and measure advertising audience size and efficiently monitor and provide audit data of the on-screen playback.

We employ two satellite networks to distribute content to our theatres. Our DCN, which is the combination of a satellite distribution network and a terrestrial network, distributes our FirstLook content to 19,054 digital screens (96% of the total), 1,487 theatres and over 3.6 million seats, representing 97% of the total attendance of our advertising network as of December 26, 2013. Our DBN satellite network was used to support live Fathom Events by broadcasting live feeds to over 1,100 screens in over 760 theatres and approximately 268,000 theatre seats. As a result of the Fathom sale on December 26, 2013, this DBN network was transferred along with the Fathom business.

The satellite technology we use provides a cost-effective means to deliver live and pre-recorded digital content to theatres. We employ a variety of technologies that “wrap” around the satellite process to help provide uninterrupted service to theatres. For example, our proprietary DCS has automated implementation capabilities that allow for data files to be multicast to theatres throughout our DCN. Our digital content system operated in our network operations center (“NOC”) combined with in-theatre systems that are connected to the Alternative Content Engine (“ACE”) are interfaced with our satellite provider network to dynamically control the quality, placement, timing of playback and completeness of content within specific auditoriums. The integrated DCN (including the DCS software) is controlled by our NOC in our Centennial, Colorado headquarters, which supports and monitors approximately 78,900 network hardware devices and approximately 503,000 maintenance alarm technology points on the LEN network as of December 26, 2013.

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

Our Competitive Strengths

We believe that our key competitive strengths include:

Superior National Advertising Network

We believe that our national advertising network delivers measurable results versus television, online and mobile or other video advertising networks, by allowing for effective targeting of marketing messages to a large, young and affluent audience, yielding a superior return on investment for advertisers as compared to traditional national and local media platforms. As a result, we are able to compete more effectively for marketing spending by local and national advertisers through our relationships with a diversified group of local and national advertisers and agencies throughout the U.S. The following are the key competitive strengths of our advertising network:

•

Extensive National Market Coverage. Our contractual agreements with NCM LLC’s founding members and network affiliates provide long-term exclusive access, subject to limited exceptions, to the largest network of digitally equipped theatres in the U.S. and allow us to sell advertising nationwide which we distribute using our advertising network. As of December 26, 2013:

•

our advertising network included 19,054 digital screens (15,932 operated by NCM LLC’s founding members) and 19,878 screens in total (16,562 operated by NCM LLC’s founding members) located in 1,576 theatres (1,242 operated by NCM LLC’s founding members) in 48 states and the District of Columbia;

•

the total annual advertising network theatre attendance was approximately 699.2 million (598.4 million from NCM LLC’s founding members), which increased 1.3% compared to 2012. Our network represented approximately 55% of the total U.S. theatre attendance, with some of the most modern and highly attended theatres in the industry, as measured by screens per location and attendance per screen;

•

the average screens per theatre in our network was 12.6 screens, 1.7 times the U.S. theatre industry average, and the aggregate annual attendance per screen of theatres included in our network during 2013 was 39,056, versus the U.S. theatre industry average attendance per indoor screen of 34,290, using metrics reported by the National Association of Theatre Owners (“NATO”);

•	our advertising network had theatres in the largest U.S. markets, including each of the top 25 DMAs®, 49 of the top 50 DMAs®, and 187 DMAs® in total;

•

approximately 73% of our screens (76% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (38% of our attendance) were located within the top 10 U.S. DMAs®;

•

theatres within our advertising network represented approximately 68%, 67%, and 65% of the total theatre attendance in theatres that showed national advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis and

•

approximately 83% of our digital screens and approximately 90% of NCM LLC’s founding member digital screens were connected to higher quality digital cinema projectors that will further improve the on-screen presentation for advertisers and allow us to display 3-D advertising in most of our network theatres.

We plan to continue to expand our network through the addition of new network affiliates and theatres built or acquired by our founding members and existing network affiliates. Under the terms of the ESAs and common unit adjustment agreement all new theatres built or acquired (subject to existing advertising sales agreements) by NCM LLC’s founding members will become part of our network. This expansion will continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums. In late 2012 and in 2013, our founding members acquired 109 theatres (with 1,437 screens). These acquisitions expanded our network by 12 theatres (192 screens) as 97 theatres (with 1,245 screens) were operated by existing network affiliate theatre circuits. In addition, 14 acquired theatres with 223 screens will join our network when their advertising agreement with a competitor expires in November 2018.

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

•

Access to a Highly Attractive Demographic Segment. We offer advertisers the ability to reach young and affluent consumers. According to Nielsen Cinema Audience Reports for the first half of 2013, 47.0% of the NCM audience was between the ages of 12-34. Further, 40% of moviegoers have a household income greater than $100,000 (vs. 25% of the U.S. population according to the 2013 Census) and 45% have received a Bachelor’s degree or higher (vs. 30% of the U.S. Population according to the 2013 Census), according to the GfK MRI 2010 TwelvePlus Study. We believe that this demographic is highly coveted by advertisers and is far more effectively reached in cinema than in most traditional media platforms.

•

Engaged Theatre Audience. We believe that cinema advertising benefits from the impact of the big screen, high quality visual presentation, and digital surround sound presented in an engaged, distraction-free theatre environment. Cinema advertising is one of the few media platforms in which the viewer does not have the ability to skip or turn off the marketing messages. According to industry studies, theatre advertising is more effective than advertising shown on television as measured by unaided recall rates. We believe that the impact of our on-screen advertising (representing 94% of our total advertising revenue) presentation will be further enhanced by the new high quality digital cinema equipment that has been installed in our network theatres.

•

Superior Audience Measurability. We receive monthly attendance information by film, by rating and by screen for all of NCM LLC’s founding member theatres and the theatres operated by our network affiliates, which allows us to report to clients the audience size for each showing of a film and our pre-show. We also obtain third-party research that provides us with the percentage of the total attendance that is in their seats at various times prior to the advertised show time. We believe that the sharing of this information with our national clients gives us a distinct competitive advantage over traditional media platforms that are based on significant extrapolations of a very small sample of the total audience.

Since NCM Inc.’s February 2007 IPO, NCM LLC’s founding members have added approximately 3,500 net new screens and 33 network affiliates have been added to our network with approximately 2,400 screens. During 2013 and thus far in 2014, we added seven new affiliate theatre circuits (with 303 screens) to our national network. In total, these contracted new affiliate theatres are expected to add approximately 8 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 118 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity to expand our revenue, operating income and cash flow. We believe that the continued growth of our network will expand our national reach and geographic coverage to strengthen our selling proposition and competitive positioning versus other national and local video and other advertising platforms.

Scalable, State-of-the-Art Digital Content Distribution Technology

Our use of the combination of a satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure make our network efficient and scalable and allow us to target specific audiences desired by our advertising clients and provide scheduling flexibility that is similar to advertising on television. Our proprietary DCS provides many distribution, scheduling, reporting and auditing features. We currently playback nearly 4 million digital content files per day through our DCS. Our DCS also provides the ability to program advertisements from our NOC as required by advertising clients, which shortens lead times and provides increased flexibility to change messages or target specific audiences for our advertising clients. Through our separate DBN, we currently distribute live programming to over 760 locations.

As of December 26, 2013, our advertising network had 19,054 digital screens, covering approximately 97% of our network attendance. In 2010, we began to connect our DCN to the higher quality digital cinema projectors being installed by NCM LLC’s founding members and network affiliates. These digital cinema projectors provide a much higher quality 2-D image and the ability to project 3-D advertising on screens that are equipped with 3-D playback technology.

Our NOC, DCS and other network software also provide us with the capability to directly monitor over 78,900 in-theatre network devices and 503,000 maintenance alarm technology points within our theatre network on a near real-time 24/7 basis as of December 26, 2013, providing high network reliability and timely reporting as required by our advertising clients. The scalability of our NOC and distribution technology has allowed us to increase the number of devices and alarm points since our IPO with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theatres operated by NCM LLC’s founding members and from existing network affiliate relationships and the addition of new network affiliate circuits. In select theatres, we have installed a device that we created to monitor sound levels in theatre auditoriums and report any variations from pre-set standards to our NOC. This provides us with an additional value proposition for our advertising clients versus television, online, mobile and other competing national media networks.

Innovative, Branded Digital Pre-Feature Content

We believe that our digital entertainment and advertising pre-feature program, FirstLook, provides a high-quality entertainment experience for patrons and an effective marketing platform for advertisers. We have branded our pre-feature shows, FirstLook, to reinforce our goal of creating the “first release window” for advertising into the marketplace, similar to the way that films are released first in cinemas. We partner with leading media, entertainment and technology companies to provide more original content for the audience and more impact for the advertiser. We have designed the FirstLook programs with separate local and national “pods,” consistent with the placement on television networks. During 2010, we began to produce a 3-D segment of FirstLook. We believe the ability to distribute 3-D advertisements across our national network is a unique selling proposition versus television, online and mobile and thus will enhance our national advertising revenue growth in the future.

Our relationships with our content partners under exclusive multi-year contractual agreements provide high quality entertainment content that is dispersed throughout the show. The multi-year contracts with our content partners, our PSAs, and arrangements to satisfy NCM LLC’s founding members’ on-screen marketing obligations to their beverage concessionaires provide a significant up-front revenue commitment, accounting for approximately 31% of our total revenue for the year ended December 26, 2013. According to customer research conducted by us and independent research companies, the production of a higher quality branded pre-feature program improves the entertainment experience for patrons as well as the effectiveness of the advertising message.

Integrated Marketing Products

Along with our on-screen advertising opportunities, we offer advertisers the opportunity to integrate and reinforce their on-screen advertisements with various online and mobile marketing and in-lobby marketing.

•

Our online and mobile marketing products include advertisement placement on our firstlookonline.com, FathomEvents.com (until its sale), and movienightout.com websites and on our Movie Night Out and FirstLookSync mobile apps, and throughout websites that are part of our online advertising network that as of December 26, 2013 includes 39 entertainment websites (including our 100% owned sites) with approximately 47 million monthly unique visitors.

•

Our in-lobby marketing programs include advertisements displayed on our LEN high-definition television screens, posters, tickets, box office coupon handouts, popcorn bags and beverage cups and on-site product sampling opportunities. According to a Nielsen survey of moviegoers for the first half of 2013, movie patrons spend, on average, approximately nine minutes in the theatre lobby (before, during and after the last movie that they viewed in the theatre).

•	Our chief creative officer, other creative personnel and our marketing team assist advertisers in creating entertaining, fully integrated online and cinema marketing campaigns with maximum impact.

Exposing patrons to an integrated marketing campaign of online, mobile, in-lobby and on-screen advertising creates a consistent marketing message through multiple touch points during the entire cinema experience. The marketing interaction for our clients begins when consumers choose a film or event online or on mobile devices and continues through the subsequent entertainment experience in the theatre, lobbies, and through marketing pre-shows prior to the feature film and extends beyond the theatre experience through subsequent online/mobile interaction. We believe these multiple marketing impressions through the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging “relationship” with the consumer that is not available with broadcast or cable television or traditional display advertising.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 49% to 52% over the last five years. Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin and the reconciliation to consolidated net income. In addition, NCM LLC’s founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture have invested substantial capital to deploy, expand and upgrade the network equipment within their theatres including the recent deployment of the higher quality digital cinema equipment. Due to the network equipment investments made by NCM LLC’s founding members and DCIP joint venture in new and acquired theatres and the requirements in the ESAs to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theatres expands. The combination of our strong operating margins and our limited capital expenditures, ranging from approximately 2% to 3% of revenues over the last five years, has allowed us to generate significant unlevered free cash flow (defined as operating income (or loss) before depreciation and amortization expense and minus capital expenditures) before distributions to

NCM LLC’s owners. For the year ended December 26, 2013, our capital expenditures were $10.6 million, of which $2.2 million related to investments in network equipment to add new network affiliate theatres and make improvements to our inventory management and other systems required to efficiently run and expand our business. We believe our expected level of unlevered free cash flow generation should provide us with the strategic and financial flexibility to pursue the further expansion of our national theatre network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

Dividend Policy

Our dividend policy is described in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy”.

Our Strategy

We believe that the digital evolution of the media business coupled with our unique asset base and management competencies will provide us with an opportunity to be a unique and powerful national and local advertising network that will gain market share within the broader advertising marketplace. Our primary strategic initiatives are to:

Expand and Improve the Quality of Our Theatre Network

Expanding our Geographic Coverage and National Reach. We continue to expand the reach and geographic coverage of our national digital network by connecting additional theatres to our network that NCM LLC’s founding members buy or build and by establishing additional network affiliate agreements with other theatre circuits. The ESAs require that all of NCM LLC’s founding members’ new or acquired theatres be added to our network in return for the issuance of new NCM LLC units. Our strategy is to continue to expand our theatre network through the acquisition and new construction activities of NCM LLC’s founding members and by creating new relationships with regionally located network affiliates with theatres in smaller markets where we do not currently have significant market coverage. By increasing our advertising reach and broadening our geographic coverage, we believe we will be better able to compete with other national media platforms such as television networks and new emerging advertising platforms distributed over the internet and on mobile devices.

Improving the Technical Quality and Content Presentation of Our Network. In 2010, we began the transition of our production and distribution capabilities to the new digital cinema platform, including the ability to distribute and display 3-D advertising and events. The industry rollout of the digital cinema equipment for feature films began in 2010 when the DCIP financing was completed by our three NCM LLC’s founding members’ theatre circuits. The DCIP deployment of digital cinema systems was essentially completed in our founding member theatres during 2013. These new systems not only provide higher quality 2-D images, they also give us the capability to provide 3-D advertising and 3-D live and pre-recorded events. In 2010, we launched our 3-D advertising strategy within the FirstLook pre-show and in 2011 began to roll-out the ability to distribute 3-D ads digitally across our network. As of December 26, 2013, 15,756 total screens (including network affiliates) within our digital network were connected to digital cinema projection equipment, representing approximately 79% of our network screens. In order to provide for the connection of the new higher quality digital cinema equipment to our network, we agreed to an amendment of the ESAs that increased NCM LLC’s founding member theatre access fee as the digital cinema system is connected to our advertising network. In addition to the digital cinema integration, we and certain of our theatre partners have installed sound monitoring and other devices that capture sound levels in certain auditoriums which enables us to monitor sound electronically from our NOC or through communications with the circuit. This innovation provides sound level data that is measured at the point of consumer consumption, which is a unique service we offer to our advertisers. We are also continually upgrading our DCS distribution software to provide more effective targeting of advertisements toward specific theatre audiences.

Expand Our Advertising Client Base

National Advertising. We intend to increase our market share of U.S. advertising spending by increasing our advertising inventory utilization by creating expanded relationships with existing advertising clients and by broadening our advertising client base associated with new and existing client categories. Our national sales team has been successful in this effort, as during 2012 and 2013, we added 30 clients in each year that were first time clients or had not advertised with us since our IPO. These new clients included companies in the apparel, banking, cable television, computer hardware/software, confectionary, home audio/video equipment, import auto, insurance, internet, liquor, medical, movie studios, personal care, prepared foods, print media, restaurant, QSR, telecom, toys and transportation industries. Since 2009, we expanded our client base by approximately 71% to 376 national advertisers. Despite this growth, we believe there are still thousands of clients that currently advertise on television or the internet that do not use our network. For instance, our share of spending by clients in the QSR, consumer package goods (“CPG”) and retailer categories, among other categories, is relatively low compared to television. In addition to the continued expansion of our network, we are aggressively marketing and selling the positive attributes of our network relative to other mediums, including the fact that it is impossible to skip our ads or otherwise make them go away, while almost all other video advertising mediums have devices that allow consumers the ability to skip or turn off ads. We also offer various unique integrated marketing products that bundle our on-screen, in-theatre promotions, online/mobile and Fathom Events sponsorship platforms. Beginning in 2012, we also began to participate in the television up front process, including a presentation in New York City in early May during the “TV Up Front” week. This “up front strategy” has begun to yield positive results as it has increased our market awareness among media buyers and clients and raised our credibility as a powerful national advertising network allowing us to compete for upfront commitments traditionally made exclusively to cable and broadcast TV networks. We believe that over time, these tactics will help increase our market share of spending by more clients and client categories.

Local advertising. In addition to continuing to add high quality local salespeople to properly cover the expanding number of screens in our network, we have also continued to strengthen regional sales positions to focus exclusively on larger regional clients, such as car dealer associations, state agencies, insurance companies and QSR, that operate across an entire DMA®, multiple DMAs® or states. We have also begun to provide access to better FirstLook inventory for our regional advertising clients. These strategies have proven successful, and we are continuing to expand this regional strategy to other client categories, including casual dining, tourism, education, healthcare and retail. In 2014, we will also be expanding our local sales force to provide better coverage of certain theatres where inventory utilization was low. We aggressively market our local and regional advertising products, including direct marketing campaigns to businesses within a specified radius of our network theatres. These successful campaigns are often bundled with theatre lobby promotions and onscreen advertising. Due to the relatively low percentage of local advertising inventory sold today in many of our theatres, we believe that an opportunity exists to continue to expand our local and regional business. We have also benefited from our efforts to reduce local salesperson attrition, providing balanced commissions and benefit packages and training and other corporate support.

Expand Our Internet/Mobile Platform

Advertising clients are increasingly seeking new ways to create integrated marketing solutions across multiple digital platforms. By bundling our on-screen and in-theatre promotional marketing products with online and mobile inventory provided by the 39 entertainment websites (including our 100% owned consumer sites, firstlookonline.com and movienightout.com), our mobile apps Movie Night Out and FirstLookSync (formerly CinemaSync) that are part of our online advertising network, and the 118 entertainment websites and apps that are part of our video pre-roll network, we allow clients to benefit from a bundle of digital marketing products focused on the entertainment consumer. Our online advertising network, launched in 2009, and our Movie Night Out mobile app, launched in 2010, creates an entertainment focused advertising network that provides smaller entertainment websites access to our national and local sales force as well as rich media widgets and other content created by our media production group. As of December 26, 2013, our Movie Night Out and FirstLookSync mobile apps had nearly 2.2 million downloads. In mid-2013 we re-launched our mobile app

FirstLookSync in order to allow our clients to use their on-screen ads to engage movie-goers through their smart phones. Once FirstLookSync is more widely distributed we expect it will provide a unique integrated marketing tool for our clients that can be bundled with our on-screen and lobby marketing products. During 2014, we will continue to work with our theatre partners and several movie related app publishers to integrate the FirstLookSync capabilities into their apps.

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

We have secured U.S. trademark registrations for NCM, National CineMedia, NCM Media Networks, and Movie Night Out. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Customers

Advertising Customers. Our advertising business has a diverse customer base, consisting of national and local advertisers. As of December 26, 2013, we had displayed advertising since 2006 with 376 national advertisers across a wide variety of industries. During the year ended December 26, 2013, we derived 69% of our advertising revenue from national clients (including advertising agencies that represent our clients), 10% from NCM LLC’s founding members’ beverage agreements and 21% from our relationships with thousands of local advertisers across the country (including advertising agencies that represent these clients).

Each of NCM LLC’s founding members has a relationship with a beverage concessionaire under which they are obligated to provide on-screen advertising time as part of their agreement to purchase syrup. During 2013, we provided 60 seconds of on-screen advertising time to NCM LLC’s founding members. The ESAs provide for NCM LLC’s founding members to purchase this on-screen advertising time at a rate (intended to approximate a market rate) that is provided in the ESA. During 2013, the beverage concessionaire revenue was 8.9% of our total revenue.

Content Partners and PSAs. We have multi-year contractual relationships that provide entertainment content segments in the FirstLook program and minimum annual advertising spending commitments with several entertainment, media and technology companies. These agreements require that the content partners will provide non-commercial content segments that are entertaining, informative or educational in nature and will purchase a specified dollar amount of advertising at a specified CPM over a two-year period with options to renew, exercisable at the content partner’s option. We also have exclusive PSAs reminding moviegoers to silence their cell phones and refrain from texting during feature films. During 2013, the total advertising purchased by these content partners and PSAs represented approximately 31% of our total revenues.

Competition

Our advertising business competes in the estimated $153.5 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print media, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional mass media to more targeted and effective forms of digital media. As the number of digital media platforms continues to increase, the ability to target narrow consumer demographics, to engage directly with consumers and to provide measurable third-party marketing information has become increasingly important. We believe that proliferation of digital technology enabling improved data collection may increase advertisers’ demand for digital advertising platforms including cinema. In addition, our network is well positioned to benefit from several broad market trends, most noticeably the increasing adoption of digital video recorders (“DVRs”) and other new digital technology that allows consumers to skip advertisements. Cinema is one of the few media platforms where consumers cannot skip advertisements.

Through the visual quality and impact of the big screen and surround sound, we are able to display high impact advertising impressions to our audiences. According to Nielsen Brand Effect (formerly Nielsen IAG) Research, cinema advertising has generated ad recall up to four times greater than the same advertising shown on television. Given the scale and technical capabilities of our digital network, we are able to tailor our advertising programs with more flexibility and to a broader audience than other cinema advertising companies, providing a more entertaining consumer experience and a more effective advertising platform for advertisers. We also believe that as online and mobile video platforms expand with the proliferation of viewing devices, such as tablets, video programming will become more fragmented and the national reach and high quality presentation of our network will become more valuable to marketers.

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

Employees

We have 606 employees as of December 26, 2013. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles and Chicago, our software development office in Minneapolis and local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

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

Executive Officers of the Registrant

Shown below are the names, ages as of December 26, 2013 and current positions of our executive officers. There are no family relationships between any of the persons listed below, or between any of such persons and any of the directors of the Company or any persons nominated or chosen by the Company to become a director or executive officer of the Company.

Name	Age	Position
Kurt C. Hall	54	President, Chief Executive Officer and Chairman
Clifford E. Marks	52	President of Sales and Marketing
Ralph E. Hardy	62	Executive Vice President and General Counsel
Earl B. Weihe (1)	65	Executive Vice President and Chief Operations Officer
David J. Oddo	46	Senior Vice President, Finance and Interim Co-Chief Financial Officer
Jeffrey T. Cabot	45	Senior Vice President, Controller and Interim Co-Chief Financial Officer

(1)	On December 27, 2013, Mr. Weihe resigned from his position as Executive Vice President and Chief Operations Officer of the Company and will continue to serve in an advisory role with NCM LLC until his retirement. On December 27, 2013, Alfonso P. Rosabal, Jr. was appointed Executive Vice President, Chief Operations Officer and Chief Technology Officer.

Kurt C. Hall. Mr. Hall was appointed President, Chief Executive Officer and Chairman of NCM, Inc. in February 2007 and held those same positions with NCM LLC since formation in March 2005. He has also served as Chairman, President and Chief Executive Officer of NCM, Inc. since formation in October 2006. Prior to his current position, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary Regal CineMedia Corporation. From 1988 to 2005, Mr. Hall has held various executive positions with United Artists Theatre Company, and its predecessor companies, including Chief Financial Officer and then Chief Executive Officer when it became part of Regal Entertainment Group in 2002.

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

David J. Oddo. Mr. Oddo was appointed Interim Co-Chief Financial Officer (principal financial officer) in March 2013. Mr. Oddo has served as NCM LLC’s Senior Vice President, Finance since August 2013. Prior to this role, Mr. Oddo served as Vice President, Finance since January 2009. From 1991 to 2009, Mr. Oddo has held various internal audit, accounting and finance positions with United Artists Theatre Company, Regal CineMedia Corporation and NCM LLC.

Jeffrey T. Cabot. Mr. Cabot was appointed Interim Co-Chief Financial Officer (principal accounting officer) in March 2013. Mr. Cabot has served as NCM LLC’s Senior Vice President, Controller since January 2012. Prior to joining NCM LLC, Mr. Cabot served in an international accounting role at Molycorp, Inc., a rare earth and rare metals company, from May 2011 to December 2011. From April 2008 to August 2010, Mr. Cabot served as Director of Finance for Liberty Global Japan, the largest cable operator in Japan and a subsidiary of Liberty Global Inc.

Alfonso P. Rosabal, Jr. Mr. Rosabal, 43, was appointed the Company’s Executive Vice President, Chief Operations Officer and Chief Technology Officer on December 27, 2013. Prior to this appointment, Mr. Rosabal served as Executive Vice President and Chief Technology Officer for NCM LLC since May 2010. Prior to joining NCM LLC, Mr. Rosabal served as Chief Technology Officer for the City of Denver from November 2007 to May 2010 where he oversaw technology operations. Mr. Rosabal has been a technology and operations executive for over 20 years and his previous experience includes positions with Nextel Communications, WPP and Ford Motor Company subsidiaries, IBM and the Department of Defense.

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

Risks Related to Our Business and Industry

Changes in the ESAs with, or lack of support by, NCM LLC’s founding members could adversely affect our revenue, growth and profitability

The ESAs with NCM LLC’s founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. In connection with the Fathom sale on December 26, 2013, the ESAs were modified to remove those provisions addressing the rights and obligations related to digital programming services of the Fathom Events business unit. NCM LLC’s founding members’ theatres represent approximately 83.3% of the screens and approximately 85.6% of the attendance in our network as of December 26, 2013. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the cooperation, investment and support of NCM LLC’s founding members, the absence of which could adversely affect us. Pursuant to the ESAs, NCM LLC’s founding members must make investments to replace digital network equipment within their theatres and equip newly constructed theatres with digital network equipment. If NCM LLC’s founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theatres to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline.

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

Our business is affected by the success of NCM LLC’s founding members and to a lesser extent our network affiliates, who operate in a highly competitive industry whose attendance is reliant on the presence of motion pictures that attract audiences. From the late 1990s through 2002, the number of movie screens and the level of theatre attendance in the U.S. increased substantially, as movie theatres began to offer new amenities such as stadium seating, improved projection quality and superior sound systems, and studios began to increase the number of motion pictures produced and increased the budgets to market those films. Despite the record box office results in 2012 and 2013, annual theatre attendance has fluctuated over the last several years depending on the quality of motion pictures released by the major and independent studios. Over the last 20 years theatre attendance has fluctuated from year to year but on average has grown by an aggregate annual rate of approximately 1%. If future theatre attendance declines significantly over an extended time period, one or more of NCM LLC’s founding members or network affiliates may face financial difficulties and could be forced to sell or close theatres or reduce the number of screens it builds or upgrades. Attendance may also decline if NCM LLC’s founding members fail to maintain their theatres and provide amenities that consumers prefer, if they cannot compete successfully on pricing or if studios begin to reduce their investments in feature films or reduce the investments made to market those films. NCM LLC’s network theatre circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors. Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theatre patrons who view our advertising and pre-feature show.

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

Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition

The financial markets have experienced extreme disruption and certain parts of the world-wide economy remains fragile. A future decline in consumer confidence in the U.S. due to future economic disruptions may lead to decreased demand or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected. These challenging economic conditions also may result in:

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

The markets for advertising are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of the overall U.S. advertising market and thus we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and newly emerging media platforms including on the internet and mobile such as online video services. We compete for advertising directly with all media platforms, including radio and television broadcasting, cable and satellite television services, various local print media, billboards and internet and mobile platforms and with other cinema advertising companies. We expect these competitors to devote significant effort to maintaining and growing their respective market shares. We also expect existing competitors and new entrants to the advertising business to constantly revise and improve their business models in light of challenges from us or competing media platforms. If we cannot respond effectively to advances by our competitors, our business may be adversely affected.

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

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with eight content partners. None of these companies individually accounted for over 10% of our total revenue during the year ended December 26, 2013. However, the agreements with the content partners, PSAs and beverage advertising with NCM LLC’s founding members in aggregate accounted for approximately 31%, 28% and 31% of our total revenue during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

We generate a high percentage of our revenue and OIBDA from advertising, and the reduction in spending by or loss of advertisers could have a serious adverse effect on our business

We generated approximately 92.1% of our total revenue in the year ended December 26, 2013 from advertising sales (78.9% from national and 21.1% from local). Subsequent to the sale of our Fathom business on December 26, 2013, we expect 100% of our revenue to be derived from our advertising business. A substantial portion of our advertising inventory is covered by contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently the online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which would negatively affect our revenue and ability to generate new business from advertising clients.

If we do not maintain our technological advantage, our business could fail to grow and revenue and operating margins could decline

Failure to successfully or cost-effectively implement upgrades to our in-theatre advertising network could limit our ability to offer our clients innovative unique and integrated marketing products, which could limit our future revenue growth. Other advertising platforms may adopt new technology, and failure by us to upgrade our technology to remain competitive could hurt our ability to compete with those companies. Under the terms of the ESAs with NCM LLC’s founding members, they are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that NCM LLC’s founding members upgrade the equipment or software installed in their theatres, but we must negotiate with NCM LLC’s founding members as to the terms of such upgrade, including cost sharing terms, if any. For instance, during 2010 we entered into an amendment to the ESA to allow us to connect our digital network to NCM LLC’s founding members’ new digital cinema projection systems so that we could display our advertising (including 3-D) on the higher quality systems. As of December 26, 2013 we had 15,756 screens within our network that were connected to digital cinema projection equipment and expect approximately 17,400 screens, or 87% of our total screens and approximately 16,000 screens, or 96%, of NCM LLC’s founding members’ screens to be deployed with digital cinema equipment by the end of 2014. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures, which could adversely affect our results of operations. In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software could slow or prevent the growth of our business.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations

In the conduct of our business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities.The temporary or permanent loss of our computer equipment and software systems, through cyber and other security threats, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers. We devote significant resources to network security and other measures to protect our network from unauthorized access and misuse. However, depending on the nature and scope of a disruption, if our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our business and operations have experienced growth, and we may be unable to effectively manage or continue our growth of our network and advertising inventory

We have experienced, and may continue to experience, growth in our headcount and operations, which has placed, and could continue to place, significant demands on our management and operational infrastructure. If we do not effectively manage our growth, the quality of our services could suffer which could negatively affect our brand and our relationships with our current advertising clients. Additionally, we may not be able to continue to expand our network and our advertising inventory which could negatively affect our ability to add new advertising clients. To effectively manage this growth and continue to expand our network and inventory, we will need to continue to improve our DCS software and our internal management systems, including our advertising inventory optimization system which we are currently upgrading and expect to launch during 2014. These enhancements and improvements could require an additional allocation of financial and management resources. If the improvements are not implemented successfully in a timely manner, our ability to manage our limited advertising inventory, create more audience targeting capabilities for our clients and continue our growth in the future will be impaired and we may have to make significant additional expenditures to address these issues.

Our plans for developing additional revenue opportunities may not be implemented, may require substantial expenditures and may not be achieved

In addition to our strategy to grow our advertising business, we are also considering other potential opportunities for revenue growth, which we describe in “Business—Our Strategy—Expand our Internet/Mobile Platform.” The development of our online and mobile advertising network and mobile apps and the integration of these marketing products with our core on-screen and theatre lobby production is at an early stage, and may not deliver future benefits that we are expecting. Should these networks not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. During 2013, our Chief Financial Officer resigned and our SVP, Finance and SVP, Controller assumed Interim Co- Chief Financial Officer duties. If we cannot find a qualified permanent replacement or if other critical members of our senior management team leave, we might not be able to find qualified replacements; accordingly, the loss of critical members of our senior management team could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theatre, online, and mobile services, including the websites we operate at ncm.com, movienightout.com and firstlookonline.com and the features, our mobile apps FirstLookSync™ and Movie Night Out®, and the functionality, content, and software we make available through those websites and apps. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theatre, online, and mobile services. We may discover that our business or the technology we use to provide our in-theatre, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theatre, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

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

Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses

A number of regulations, including those referenced below, may impact our business as a result of our online or mobile services. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for posting, or linking to third-party websites that include materials that infringe copyrights or other rights. Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third-party content. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. Additionally, there is an increasing awareness and concern regarding privacy interests, which may result in new or amended regulations. The costs of compliance with these regulations, and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our online or mobile services. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price

A weak advertising market or the shift in spending of a major client from one quarter to another, the poor performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theatres for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theatre circuit or the movie-going experience. The use of LEN or lobby promotions by NCM LLC’s founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented 4.7% of our total advertising revenue for the year ended December 26, 2013. The founding members do not have the right to use their movie screens (including the FirstLook program or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theatre operations.

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

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances. Consequently, our ability to obtain operating funds primarily depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and indentures, and the NCM LLC operating agreement. The NCM LLC senior secured credit facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 10 to the audited Consolidated Financial Statements included elsewhere in this document for leverage discussion. Once the NCM, Inc. cash balances and investments are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business if NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly.

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

NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals

NCM LLC is party to substantial debt obligations. The senior secured credit facility and indentures contain restrictive covenants that limit NCM LLC’s ability to take specified actions and prescribe minimum financial maintenance requirements that NCM LLC must meet. Because NCM LLC is our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC. Any such defaults could materially impair our financial condition and liquidity. For further information, refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document.

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

The agreements between us and NCM LLC’s founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties

The ESAs and the other contractual agreements that we have with NCM LLC’s founding members were originally negotiated in the context of an affiliated relationship in which representatives of NCM LLC’s founding members and their affiliates comprised our entire board of directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of NCM LLC’s founding members and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.

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

Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock

The common unit adjustment agreement and the ESAs provide that we will issue common membership units of NCM LLC to account for changes in the number of theatre screens NCM LLC’s founding members operate and which are made part of our advertising network. Historically, each of NCM LLC’s founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to NCM LLC’s founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, NCM LLC’s founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an NCM LLC founding member’s common membership units in NCM LLC. For further information, refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.

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

The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future

We cannot predict the effect, if any, that market sales of shares of common stock by NCM LLC’s founding members will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. The founding members may receive up to 68,455,668 shares of common stock upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM Inc. and the NCM LLC founding members. Additionally, once options and restricted stock held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 11 the audited Consolidated Financial Statements included elsewhere in this document.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 26, 2013. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	82,721 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,971 sq. ft.
New York, NY (3)	Advertising Sales Office	17,498 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,926 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.

(1)	This facility is leased through June 30, 2021.
(2)	This facility is leased through September 30, 2017.
(3)	This facility is leased through April 30, 2017.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through February 29, 2015.
(6)	This facility is leased through April 30, 2016.

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

Our common stock, $0.01 par value, has traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO closed on February 13, 2007). There were 239 stockholders of record as of February 14, 2014 (does not include beneficial holders of shares held in “street name”). The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated.

	Fiscal 2013
	High	Low	Declared Dividend
First Quarter (December 28, 2012—March 28, 2013)	$15.93	$13.38	$0.22
Second Quarter (March 29, 2013—June 27, 2013)	$19.00	$14.01	$0.22
Third Quarter (June 28, 2013—September 26, 2013)	$19.16	$16.77	$0.22
Fourth Quarter (September 27, 2013—December 26, 2013)	$20.22	$16.97	$0.22

	Fiscal 2012
	High	Low	Declared Dividend
First Quarter (December 30, 2011—March 29, 2012)	$16.35	$11.95	$0.22
Second Quarter (March 30, 2012—June 28, 2012)	$15.59	$12.94	$0.22
Third Quarter (June 29, 2012—September 27, 2012)	$16.89	$13.56	$0.22
Fourth Quarter (September 28, 2012—December 27, 2012)	$16.76	$13.06	$0.22

Dividend Policy

We intend to distribute over time a substantial portion of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax receivable agreement with NCM LLC’s founding members) in the form of dividends to our stockholders. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of our board of directors who will take into account general economic and business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the board considers relevant. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

Use of Proceeds from Sale of Registered Securities

None.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

None.

Equity Compensation Plan

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans which is incorporated in this Item by this reference.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of the Company (including dividends paid) for the period January 1, 2009 through December 26, 2013 with the Russell 2000 Index, the Dow Jones US Media Agencies TSM and the Dow Jones US Media TSM. In 2013, the Company changed its peer group index from the Dow Jones US Media Agencies index to the Dow Jones US Media Index. As such, the Company has shown both indices in the following graph in the year of the change. The Company believes the Dow Jones US Media Index provides a more comparable measure because it includes broadcasters and cable networks that we compete with in the advertising industry which provides a better representation of our peers.

The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Jan. 1, 2009	Dec. 31, 2009	Dec. 30, 2010	Dec. 29, 2011	Dec. 27, 2012	Dec. 26, 2013
National CineMedia Inc	100.00	171.25	214.85	136.75	170.82	254.55
Russell 2000	100.00	125.22	158.12	149.16	167.66	232.79
Dow Jones US Media Agencies TSM	100.00	166.51	223.01	199.05	225.80	347.22
Dow Jones US Media TSM	100.00	146.62	184.82	197.62	265.48	397.36

Item 6.	Selected Financial Data

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

The results of operations data for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 and the balance sheet data as of December 26, 2013 and December 27, 2012 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 30, 2010 and December 31, 2009 and the balance sheet data as of December 29, 2011, December 30, 2010 and December 31, 2009 are derived from the audited financial statements of NCM, Inc. (not presented herein).

	Years Ended
Results of Operations Data ($ in millions, except per share data)	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
REVENUE:
Advertising	$426.3	$409.5	$386.2	$379.5	$335.1
Fathom Events	36.5	39.3	49.2	48.0	45.6

Total	462.8	448.8	435.4	427.5	380.7

OPERATING EXPENSES:
Advertising operating costs	29.0	31.3	24.6	21.7	20.0
Fathom Events operating costs	25.5	29.0	34.1	32.4	29.1
Network costs	19.4	19.8	18.6	20.0	18.6
Theatre access fees—founding members	69.4	64.5	55.4	52.6	52.7
Selling and marketing costs	61.5	60.5	59.8	57.9	50.2
Administrative and other costs	29.4	31.5	30.4	34.5	26.3
Depreciation and amortization	26.6	20.4	18.8	17.8	15.6

Total	260.8	257.0	241.7	236.9	212.5

OPERATING INCOME	202.0	191.8	193.7	190.6	168.2
NON-OPERATING EXPENSES	52.0	99.8	73.7	64.0	49.5

INCOME BEFORE INCOME TAXES	150.0	92.0	120.0	126.6	118.7
Provision for income taxes	20.2	26.7	19.4	16.8	16.6
Equity loss from investments, net	—	—	—	0.7	0.8

CONSOLIDATED NET INCOME	129.8	65.3	100.6	109.1	101.3
Less: Net income attributable to noncontrolling interests	88.6	51.9	69.1	79.9	75.2

NET INCOME ATTRIBUTABLE TO NCM, Inc.	$41.2	$13.4	$31.5	$29.2	$26.1

EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$0.74	$0.25	$0.58	$0.63	$0.62
Diluted	$0.73	$0.24	$0.58	$0.62	$0.62

	Years Ended
Other Financial and Operating Data (in millions, except cash dividend declared per common share and screen data)	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
OIBDA (1)	$228.6	$212.2	$212.5	$208.4	$183.8
Adjusted OIBDA (1)	$234.5	$221.2	$224.3	$222.4	$189.3
Adjusted OIBDA margin (1)	50.7%	49.3%	51.5%	52.0%	49.7%
Capital expenditures	$10.6	$10.4	$13.7	$10.4	$8.6
Cash dividend declared per common share	$0.88	$0.88	$0.84	$0.72	$0.64
Founding member screens at period end (2) (6)	16,562	15,528	15,265	14,997	14,401
Total screens at period end (3) (6)	19,878	19,359	18,670	17,302	16,803
Digital screens at period end (4) (6)	19,854	18,491	17,698	16,003	15,413
Total attendance for period (5) (6)	699.2	690.4	636.8	637.4	667.2

	As of
Balance Sheet Data (in millions)	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
Cash, cash equivalents and marketable securities (7)	$126.0	$106.6	$98.1	$82.9	$91.1
Receivables, net	120.4	98.5	98.6	100.7	89.3
Property and equipment, net	25.6	25.7	24.6	19.8	23.7
Total assets	1,067.3	810.5	820.2	854.5	628.2
Borrowings	890.0	879.0	794.0	775.0	799.0
Equity/(deficit)	(146.1)	(356.4)	(346.8)	(318.4)	(493.1)
Total liabilities and equity	1,067.3	810.5	820.2	854.5	628.2

Notes to the Selected Historical Financial and Operating Data

(1) Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents consolidated net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that consolidated net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect integration payments as integration payments are recorded as a reduction to intangible assets. Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to NCM LLC’s founding members. During the years ended December 26, 2013, December 27, 2012, December 29, 2011, December 30, 2010 and December 31, 2009, the Company recorded integration payments of $2.8 million, $0 million, $1.9 million, $3.9 million and $3.6 million, respectively, from NCM LLC’s founding members.

(2) Represents the total number of screens within NCM LLC’s advertising network operated by NCM LLC’s founding members. Excludes screens associated with certain Cinemark Rave and AMC Rave theatres for all periods presented.

(3) Represents the total screens within NCM LLC’s advertising network.

(4) Represents the total number of screens that are connected to our DCN.

(5) Represents the total attendance within NCM LLC’s advertising network.

(6) Excludes Star Theatres for periods prior to April 2009, Consolidated Theatres for all periods prior to June 2011 and certain Cinemark Rave and AMC Rave theatres for all periods presented.

(7) Includes short-term and long-term marketable securities.

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	Dec. 30, 2010	Dec. 31, 2009
Consolidated net income	$129.8	$65.3	$100.6	$109.1	$101.3
Income tax expense	20.2	26.7	19.4	16.8	16.6
Equity loss from investments, net	—	—	—	0.7	0.8
Interest and other non-operating costs	52.0	99.8	73.7	64.0	49.5
Depreciation and amortization	26.6	20.4	18.8	17.8	15.6

OIBDA	$228.6	$212.2	$212.5	$208.4	$183.8
Share-based compensation costs (1)	5.9	9.0	11.8	14.0	5.5

Adjusted OIBDA	$234.5	$221.2	$224.3	$222.4	$189.3

Total revenue	$462.8	$448.8	$435.4	$427.5	$380.7
Adjusted OIBDA margin	50.7%	49.3%	51.5%	52.0%	49.7%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising and, until its sale at the end of 2013, Fathom Events. Our revenue has been principally derived from the sale of advertising and, to a lesser extent, from our Fathom Events business. We have long-term ESAs with NCM LLC’s founding members and multi-year agreements with our network affiliates. The ESAs with NCM LLC’s founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising and distribute entertainment programming in those theatres. Our advertising FirstLook pre-show and LEN programming are distributed across our proprietary DCN and live Fathom Event programming was distributed across our DBN until its sale. Approximately 97% of the aggregate NCM LLC founding members and network affiliate theatre attendance is generated by theatres connected to our DCN.

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC. Refer to “—Fathom Events” in Item 1 for further information.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data”, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (CPM), local and total advertising revenue per attendee and the number of Fathom Events locations, revenue per event and location, as well as our operating cash flow and related financial leverage and cash balances and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

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

The following table presents operating data and Adjusted OIBDA. Refer to “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to consolidated net income.

(In millions, except per share data)	Years Ended			% Change
	Dec. 26, 2013	Dec. 27, 2012	Dec. 29, 2011	2012 to 2013	2011 to 2012
Revenue	$462.8	$448.8	$435.4	3.1%	3.1%
Operating expenses	260.8	257.0	241.7	1.5%	6.3%

Operating income	202.0	191.8	193.7	5.3%	(1.0%)
Non-operating expense	52.0	99.8	73.7	(47.9%)	35.4%
Income tax expense	20.2	26.7	19.4	(24.3%)	37.6%
Net income attributable to noncontrolling interests	88.6	51.9	69.1	70.7%	(24.9%)

Net income attributable to NCM, Inc.	$41.2	$13.4	$31.5	207.5%	(57.5%)

Net income per NCM, Inc. basic share	$0.74	$0.25	$0.58	194.2%	(56.9%)
Net income per NCM, Inc. diluted share	$0.73	$0.24	$0.58	203.1%	(58.6%)

Adjusted OIBDA	$234.5	$221.2	$224.3	6.0%	(1.4%)
Adjusted OIBDA margin	50.7%	49.3%	51.5%	1.4%	(2.2%)
Total theatre attendance	699.2	690.4	636.8	1.3%	8.4%

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

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC. Refer to “—Fathom Events” in Item 1 for further information.

The results of operations data discussed herein were derived from the audited Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2013, 2012 and 2011 contained 52 weeks. Our 2014 fiscal year will contain 53 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 26, 2013	2013
December 27, 2012	2012
December 29, 2011	2011

Results of Operations

Years Ended December 26, 2013 and December 27, 2012

Revenue. Total revenue for the year ended December 26, 2013 increased $14.0 million, or 3.1%, to $462.8 million, compared to $448.8 million for the 2012 period. The following is a summary of revenue by category (in millions).

	Years Ended		$ Change 2012 to 2013	% Change 2012 to 2013
	December 26, 2013	December 27, 2012
National advertising revenue	$295.0	$288.7	$6.3	2.2%
Local advertising revenue	89.9	81.1	8.8	10.9%
Founding member advertising revenue from beverage concessionaire agreements	41.4	39.7	1.7	4.3%
Fathom Consumer revenue	34.4	34.2	0.2	0.6%
Fathom Business revenue	2.1	5.1	(3.0)	(58.8%)

Total revenue	$462.8	$448.8	$14.0	3.1%

The following table shows data on revenue per attendee for the years ended December 26, 2013 and December 27, 2012 (in millions):

	Per Attendee Data		% Change 2012 to 2013
	December 26, 2013	December 27, 2012
National advertising revenue per attendee	$0.422	$0.418	0.9%
Local advertising revenue per attendee	0.129	0.117	9.5%
Total advertising revenue (excluding founding member beverage revenue) per attendee	0.551	0.536	2.8%
Total advertising revenue per attendee	$0.610	$0.593	2.8%

National advertising revenue. The $6.3 million, or 2.2%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to an increase in national inventory utilization which rose from 98.8% in 2012 to 109.3% in 2013 on network attendance growth of 1.3%. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. Revenue and utilization increased primarily due to content partner revenue increasing 17.3% to $84.0 million in 2013, compared to $71.6 million in 2012 primarily due to several content partners spending over their annual contractual commitment in 2013. In addition, online and mobile advertising revenue increased $0.8 million, or 16.4%, from $5.0 million in 2012 to $5.8 million in 2013. The increases to national advertising revenue were partially offset by a 7.6% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories, more aggressive pricing strategies and increased competition.

Local advertising revenue. The $8.8 million, or 10.9%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 9.7% and an increase in the average contract value of 1.1% in 2013, compared to 2012. The increase in contract volume was driven by an increase in sales to smaller local clients. The average dollar value of our local advertising contracts under $100,000 increased 6.2% and the number of contracts under $100,000 increased 9.8%, with contracts between $50,000 and $100,000 driving the increase with growth of 41.7% in the number of contracts in 2013. The increase in smaller contracts was driven in part by a 2.4% increase in the number of average network screens in 2013, compared to 2012 and an improving economic outlook in many of the local markets that we serve. Sales to larger (>$100,000) regional contracts remained consistent period over period.

Founding member beverage revenue. The $1.7 million, or 4.3%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to a 3.7% increase in founding member attendance in 2013, compared to 2012. The increase in founding member attendance related primarily to the acquisition of 109 theatres (with 1,437 screens) by NCM LLC’s founding members late in 2012 and in 2013. These acquisitions expanded our network by 12 theatres (192 screens) as 97 theatres (with 1,245 screens) were operated by existing network affiliate theatre circuits.

Fathom Events revenue. Fathom Events revenue, which is comprised of Fathom Consumer revenue and Fathom Business revenue, decreased $2.8 million, or 7.1%, from $39.3 million in 2012 to $36.5 million in 2013. The decrease was primarily due to a decrease in Fathom Business revenue of $3.0 million as this business was wound-down in the early part of 2012 and thus we only executed business meeting events on a periodic basis as requested by long-term Fathom clients or NCM LLC’s founding members. Fathom Consumer revenue remained consistent increasing $0.2 million, or 0.6%, year-over-year despite the number of events decreasing by 17, or 18.9%, from 90 in 2012 to 73 in 2013. The events held in 2013 generated 23.6% higher average revenue than those in 2012 due to our focus on higher quality events.

Operating expenses. Total operating expenses for the year ended December 26, 2013 were $260.8 million, an increase of 1.5%, from $257.0 million for the 2012 period. The following table shows operating expense breakout for the years ended December 26, 2013 and December 27, 2012 (in millions):

	Years Ended		$ Change 2012 to 2013	% Change 2012 to 2013
	December 26, 2013	December 27, 2012
Advertising operating costs	$29.0	$31.3	$(2.3)	(7.3%)
Fathom Events operating costs	25.5	29.0	(3.5)	(12.1%)
Network costs	19.4	19.8	(0.4)	(2.0%)
Theatre access fees—founding members	69.4	64.5	4.9	7.6%
Selling and marketing costs	61.5	60.5	1.0	1.7%
Administrative and other costs	29.4	31.5	(2.1)	(6.7%)
Depreciation and amortization	26.6	20.4	6.2	30.4%

Total operating expenses	$260.8	$257.0	$3.8	1.5%

Advertising operating costs. Advertising operating costs decreased $2.3 million, or 7.3%, from $31.3 million for the year ended December 27, 2012 to $29.0 million for the year ended December 26, 2013. This decrease was primarily the result of a $2.9 million decrease in affiliate advertising payments. The decrease in affiliate advertising payments was driven by an 8.0% decrease in the number of average affiliate screens in 2013, compared to 2012. The decrease in affiliate screens is due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of new affiliate screens to our network by existing affiliates and the addition of six new affiliate circuits during 2013.

Fathom Events operating costs. Fathom Events operating costs decreased $3.5 million, or 12.1%, from $29.0 million for the year ended December 27, 2012 to $25.5 million for the year ended December 26, 2013. The decrease was primarily due to a decrease in costs associated with the Fathom Consumer Events division of $1.9 million due to lower programming costs as a percentage of event revenue and fewer events in 2013, compared to 2012. In addition, costs associated with the Fathom Business Events division declined $1.6 million in 2013 compared to 2012 as this division was wound-down in the first quarter of 2012.

Network costs. Network costs decreased $0.4 million, or 2.0%, from $19.8 million for the year ended December 27, 2012 to $19.4 million for the year ended December 26, 2013. The decrease was primarily due to a decrease of $0.4 million in share-based compensation expense.

Theatre access fees. Theatre access fees increased $4.9 million, or 7.6%, from $64.5 million for the year ended December 27, 2012 to $69.4 million for the year ended December 26, 2013. Approximately $3.3 million of the increase was from an increase in fees for digital screens and equipment and the remaining $1.6 million of the increase was due to the 3.7% increase in founding member attendance in 2013, compared to 2012. The fees for digital screens and equipment increased due to an annual 5% rate increase specified in the ESAs and a higher number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment year-over-year. As of December 26, 2013, the number of founding member theatres equipped with digital cinema projectors as a percentage of the total founding member network was 86%, compared to 84% as of December 27, 2012 and as of December 26, 2013, 96% of our network screens were showing advertising on digital projectors.

Selling and marketing costs. Selling and marketing costs increased $1.0 million, or 1.7%, from $60.5 million for the year ended December 27, 2012 to $61.5 million for the year ended December 26, 2013. This increase was primarily due to an increase of $1.7 million in non-cash barter expense partially offset by a decrease of $0.8 million in personnel costs due primarily to lower salaries and lower share-based compensation expense.

Administrative and other costs. Administrative and other costs decreased $2.1 million, or 6.7%, from $31.5 million for the year ended December 27, 2012 to $29.4 million for the year ended December 26, 2013. The decrease was primarily due to $1.5 million decrease in personnel costs due primarily to lower share-based compensation expense and a decrease of $0.5 million in legal and professional expenses due to a one-time fee paid in 2012 to consultants that assisted us with the restructuring of the Fathom Events business.

Depreciation and amortization. Depreciation and amortization expense increased $6.2 million, or 30.4%, from 20.4 million for the year ended December 27, 2012 to $26.6 million for the year ended December 26, 2013. The increase was due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, as well as, an increase in depreciation expense resulting from greater average property, plant and equipment balances year-over-year related primarily to equipment installed into new network affiliate theatres.

Non-operating expenses. Total non-operating expenses for the year ended December 26, 2013 were $52.0 million, a decrease of 47.9%, from $99.8 million for the 2012 period due primarily to the $25.4 million gain on the sale of the Fathom Events business and loss on terminations of interest rate swap agreements in 2012. The following table shows the non-operating expense breakout for the years ended December 26, 2013 and December 27, 2012 (in millions):

	Years Ended		$ Change 2012 to 2013	% Change 2012 to 2013
	December 26, 2013	December 27, 2012
Interest on borrowings	$51.6	$56.7	$(5.1)	(9.0%)
Interest income	(0.4)	(0.4)	—	0.0%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	13.9	10.0	3.9	39.0%
Change in derivative fair value	—	(3.0)	3.0	(100.0%)
Amortization of terminated derivatives	10.3	4.0	6.3	157.5%
Impairment on investment	0.8	—	0.8	100.0%
Loss on swap terminations	—	26.7	(26.7)	(100.0%)
Gain on sale of Fathom Events—founding members	(25.4)	—	(25.4)	100.0%
Other non-operating expense	1.2	5.8	(4.6)	(79.3%)

Total non-operating expenses	$52.0	$99.8	$(47.8)	(47.9%)

Interest on borrowings decreased $5.1 million due primarily to lower average interest rates in 2013, compared to 2012, as a result of the Company’s debt refinancings in 2012 and 2013. Interest due to NCM LLC’s founding members under the tax receivable agreement increased $3.9 million due to changes in tax rates and NCM LLC ownership rates period over period. In connection with the termination of interest rate swaps during 2012, the Company recorded a loss in 2012 of $26.7 million, recorded higher amortization on terminated derivatives of $6.3 million in 2013 and no longer recorded changes in derivative fair value, all of which decreased non-operating expenses by $17.4 million in 2013, compared to 2012. In 2013, we recorded a gain of $25.4 million, net of direct expenses, for the sale of our Fathom Events business on December 26, 2013. During 2013, we also recorded an impairment charge on a cost method investment of $0.8 million and had lower other non-operating expense primarily due to a decrease in write-offs of debt issuance costs during 2013.

Net income. Net income increased $27.8 million, or 207.5%, from $13.4 million for the year ended December 27, 2012 to $41.2 million for the year ended December 26, 2013. The increase in net income was driven by a decrease in non-operating expenses of $47.8 million, an increase in operating income of $10.2 million, as described further above, and a decrease in tax expense of $6.5 million due primarily to the reversal of a valuation allowance on a capital loss carryforward that the Company now expects to utilize because of capital gains associated with the sale of the Fathom Events business. These increases to net income were partially offset by a $36.7 million increase in income attributable to noncontrolling interests due to higher NCM LLC net income.

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

	Years Ended
	December 27, 2012	December 29, 2011	$ Change 2011 to 2012	% Change 2011 to 2012
National advertising revenue	$288.7	$267.6	$21.1	7.9%
Local advertising revenue	81.1	80.6	0.5	0.6%
Founding member advertising revenue from beverage concessionaire agreements	39.7	38.0	1.7	4.5%
Fathom Consumer revenue	34.2	35.0	(0.8)	(2.3%)
Fathom Business revenue	5.1	14.2	(9.1)	(64.1%)

Total revenue	$448.8	$435.4	$13.4	3.1%

National advertising revenue. National advertising revenue (including beverage revenue from NCM LLC’s founding members) of $328.4 million for the year ended December 27, 2012 increased $22.8 million, or 7.5%, from $305.6 million for the 2011 period. Excluding beverage revenue from NCM LLC’s founding members, national advertising revenue increased $21.1 million, or 7.9% to $288.7 million compared to $267.6 million for the 2011 period. The growth in national advertising revenue was driven by total attendance increasing 8.4% for the year ended December 27, 2012, with NCM LLC’s founding members increasing 4.4% and network affiliates increasing 35.2%, which includes 15 new network affiliates added to our network in 2011 and 2012. In addition, online and mobile revenue increased $1.7 million, or 52.4% during 2012 compared to 2011 as the Company continues to place more focus on the online and mobile market, including selling advertising that combines on-screen, lobby and online and mobile marketing components. Branded content revenue increased 44.7% during 2012 compared to 2011, due to more branded content contracts sold. National inventory utilization decreased to 98.8% for the year ended December 27, 2012 compared to 100.3% for the 2011 period as a result of a larger impression base in 2012 relating to an 8.4% attendance increase. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. National advertising CPMs (excluding beverage revenue) decreased 2.5% during 2012 due to pricing pressure in the broader advertising marketplace and a higher number of long-form (longer than 30 seconds) advertisements.

Local advertising revenue. Local advertising revenue increased $0.5 million, or 0.6% to $81.1 million for the year ended December 27, 2012 compared to $80.6 million for the 2011 period. The Company’s number of local advertising contracts increased 4.6% as our smaller clients began to spend again with the improving economic climate. The number of our network screens increased 3.7%, and the average contract value increased 1.0% due to an increase in the number of higher value regional contracts.

Founding member beverage revenue. NCM LLC’s founding members’ advertising revenue from beverage concessionaire agreements increased 4.5% due to a 4.4% increase in NCM LLC’s founding members’ attendance.

Fathom Events revenue. Fathom Events revenue decreased $9.9 million, or 20.1% to $39.3 million for the year ended December 27, 2012 compared to $49.2 million for the 2011 period. The decrease was primarily due to a decrease in Fathom Business Events revenue to $9.1 million as this division was wound-down and shifted back to NCM LLC’s founding member circuits during the first quarter of 2012 per the terms of the ESA, and a decrease in Fathom Consumer Events revenue of $0.8 million, or 2.3%, from $34.2 million for the year ended December 27, 2012 to $35.0 million for the year ended December 29, 2011. The decrease in Fathom Consumer revenue was due to a 13.5% decrease in events and 6.8% decrease in average event ticket price, offset by a 5.0% increase in paid event attendance, related to a focus on higher quality events.

Operating expenses. Total operating expenses for the year ended December 27, 2012 were $257.0 million, an increase of 6.3%, from $241.7 million for the 2011 period. The following table shows the operating expense breakout for the years ended December 27, 2012 and December 29, 2011 (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	$ Change 2011 to 2012	% Change 2011 to 2012
Advertising operating costs	$31.3	$24.6	$6.7	27.2%
Fathom Events operating costs	29.0	34.1	(5.1)	(15.0%)
Network costs	19.8	18.6	1.2	6.5%
Theatre access fees—founding members	64.5	55.4	9.1	16.4%
Selling and marketing costs	60.5	59.8	0.7	1.2%
Administrative and other costs	31.5	30.4	1.1	3.6%
Depreciation and amortization	20.4	18.8	1.6	8.5%

Total operating expenses	$257.0	$241.7	$15.3	6.3%

Advertising operating costs. Advertising operating costs increased $6.7 million, or 27.2%, from $24.6 million for the year ended December 29, 2011 to $31.3 million for the year ended December 27, 2012. This increase was primarily the result of a $6.5 million increase in payments made to our network affiliates primarily due to a 3.7% increase in network affiliate screens, as well as the increase in national advertising revenue (excluding beverage revenue). As a percentage of total network screens, affiliate screens increased from 18.2% as of December 29, 2011 to 19.7% as of December 27, 2012.

Fathom Events operating costs. Fathom Events operating costs decreased $5.1 million, or 15.0%, from $34.1 million for the year ended December 29, 2011 to $29.0 million for the year ended December 27, 2012. The decrease was primarily due to a decrease in costs associated with the Fathom Business Events division which declined $5.0 million as this division was wound-down in the first quarter of 2012. The Fathom Consumer Events division operating costs were approximately the same as 2011, consistent with the relatively flat year to year revenue.

Network costs. Network costs increased $1.2 million, or 6.5%, from $18.6 million for the year ended December 29, 2011 to $19.8 million for the year ended December 27, 2012. The increase was primarily due to an increase in year-end performance bonuses due to a better performance against internal goals than 2011, and an increase in the average number of total network screens during 2012 compared to 2011.

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

Selling and marketing costs. Selling and marketing costs increased $0.7 million, or 1.2%, from $59.8 million for the year ended December 29, 2011 to $60.5 million for the year ended December 27, 2012. This increase was primarily due to an increase in advertising related selling and marketing costs of $5.1 million, offset by a decrease in selling and marketing costs associated with the Fathom Events of $3.6 million, and a decrease in stock-based compensation expense of $0.6 million. Advertising related selling and marketing costs increased due to an increase in online publisher expense (related to the increase in online and mobile revenue), increase in commission expense related to higher online and mobile revenue, and an increase in promotional and merchandising expense. The $3.6 million decrease in Fathom Events selling and marketing costs was due primarily to the wind-down of the Fathom Business Events division during the first quarter of 2012.

Administrative and other costs. Administrative and other costs increased $1.1 million, or 3.6%, from $30.4 million for the year ended December 29, 2011 to $31.5 million for the year ended December 27, 2012. The increase was primarily due to $1.6 million increase in performance bonus expense associated with the performance against internal goals, $1.0 million increase in professional service fees primarily related to a one-time fee paid to consultants assisting us with the restructuring of the Fathom business, a $1.1 million increase in salary and related employee expenses primarily related to software developers working on our new advertising proposal and inventory management systems, partially offset by a decline of $2.2 million in stock-based compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased $1.6 million to $20.4 million for the year ended December 27, 2012, compared to $18.8 million for the year ended December 29, 2011 primarily from increased amortization expense recognized on intangible assets for new network affiliate agreements added during late 2011 and 2012.

Non-operating expenses. Total non-operating expenses for the year ended December 27, 2012 were $99.8 million, an increase of 35.4%, from $73.7 million for the 2011 period. The following table shows the non-operating expense breakout for the years ended December 27, 2012 and December 29, 2011 (in millions):

	Years Ended
	December 27, 2012	December 29, 2011	$ Change 2011 to 2012	% Change 2011 to 2012
Interest on borrowings	$56.7	$49.2	$7.5	15.2%
Interest income	(0.4)	(0.3)	(0.1)	33.3%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.0	15.1	(5.1)	(33.8%)
Change in derivative fair value	(3.0)	—	(3.0)	100.0%
Amortization of terminated derivatives	4.0	1.3	2.7	207.7%
Impairment on investment	—	6.7	(6.7)	(100.0%)
Loss on swap terminations	26.7	—	26.7	100.0%
Other non-operating expense	5.8	1.7	4.1	241.2%

Total non-operating expenses	$99.8	$73.7	$26.1	35.4%

The increase in non-operating expenses was due primarily to a $26.7 million loss on the termination of our interest rate swap agreement associated with the portion of our term loan that was paid down during the second quarter of 2012 with the proceeds from the issuance of our Senior Secured Notes. Additionally, the increase in non-operating expenses was due to a $7.5 million increase in interest on borrowings due primarily to the issuance of Senior Unsecured Notes in July 2011 and to a lesser extent the issuance of our Senior Secured Notes in April 2012. Additionally, during the year ended December 29, 2011, we incurred an impairment charge of $6.7 million that we did not incur during the year ended December 27, 2012.

Net income. Net income decreased $18.1 million, or 57.5%, from $31.5 million for the year ended December 29, 2011 to $13.4 million for the year ended December 27, 2012. Our income tax expense increased $7.3 million primarily due an adjustment to the measurement of our deferred tax asset and the long-term payable to our founding member liability’s expected net realized tax benefit which included approximately $9.6 million attributable to prior periods. Refer to Note 7 to the audited Consolidated Financial Statements. These decreases in net income were partially offset by a $17.2 million decrease in net income attributable to noncontrolling interest due to lower NCM LLC net income during the periods.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

The current macro-economic environment and its impact on the national television and local and regional advertising markets in general, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our national advertising clients. The impact to our business associated with these issues will be mitigated somewhat over time due to factors including the expansion of our advertising network, the related increase in salable advertising impressions, growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the technical quality of our network and inventory management systems. During 2013 and thus far in 2014, we have added seven new affiliate theatre circuits (with 303 screens) to our national network. In total, these contracted new affiliate theatres are expected to add approximately 8 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 118 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these attendees will provide the opportunity for expansion of our revenue, operating income and cash flow. We believe that the continued growth of our network will expand our national reach and geographic coverage will strengthen our selling proposition and competitive positioning versus other national and local television, video and other advertising platforms. In addition, during 2012 and 2013, NCM LLC’s founding members acquired several of NCM LLC’s affiliates making the majority of them a part of the founding members’ network immediately with the remaining in the future as existing agreements with another cinema advertising provider expire (14 theatres with 223 screens in November 2018). NCM LLC pays a theatre access fee to its founding members, rather than affiliate payments. Theatre access fees are generally lower, as a percentage of revenue, than affiliate payments, which results in improved operating margins for the Company.

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, we formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. NCM LLC deconsolidated Fathom Events and recognized a gain on the sale of approximately $25.4 million (net of direct expenses) during the year ended December 26, 2013. NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. NCM LLC has also agreed to provide creative and media production services for a fee.

In 2013, we experienced a decline of 7.6% in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new categories, more aggressive pricing strategies and increased competition. We expect this trend of decreasing CPMs to continue in 2014 as we further expand our client mix into client categories that have lower pricing expectations and the marketplace becomes more competitive due to the expansion of online and mobile video advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members in 2014. During 2014, NCM LLC’s founding members will be renegotiating their agreements with their beverage supplier, which could change the amount of advertising time that the circuits are required to buy from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients. Through 2011, this time was priced on a CPM basis, which increased each year as specified in the ESAs. Per the ESAs, beginning in 2012, this time is priced equal to the annual percentage change in the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC. Due to the lower CPMs that we realized in 2013, this will reduce the CPM on our beverage concessionaire revenue during 2014.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of December 26, 2013, 86% of our founding member network screens were showing advertising on digital cinema projectors.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2013 and 2012, we amended our senior secured credit facility and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes. As a result of these transactions, we extended the average maturities of our debt by over six years to an average remaining maturity of 7.4 years as of December 26, 2013. Interest expense related to cash borrowings decreased approximately $5.1 million for 2013 compared to 2012 related to these transactions. As of December 26, 2013, approximately 67% of our total borrowings bear interest at fixed rates. The remaining 33% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document.

Our short-term marketable securities balance increased from $34.2 million as of December 27, 2012 to $71.2 as of December 26, 2013. The increase was due primarily to the Company purchasing more marketable securities with original maturities greater than three months, such that they are now classified as short-term marketable securities rather than cash equivalents. The Company purchased investments with longer maturities in order to increase its rate of return. As investments mature in 2014, the Company expects to continue to purchase securities with longer maturities in order to achieve higher rates of return.

As discussed in Note 7 to the audited Consolidated Financial Statements included elsewhere in this document, NCM LLC’s fiscal year 2007 and 2008 tax returns were under examination by the IRS. On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “No Adjustments Letter” from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the years ended December 26, 2013, December 27, 2012 or December 29, 2011 related to the closure of these audits.

Our effective tax rate for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was 33.0%, 67.2% and 38.2%, respectively. Our tax rate is affected by recurring items and the relative amount of income that NCM, Inc. earns in various state and local jurisdictions. Our tax rate is also impacted by discrete items that may occur in any year. The decrease in tax rate for the year ended December 26, 2013 is primarily due to the reversal of a valuation allowance on a capital loss carryforward. The increase in tax rate for the year ended December 27, 2012 was primarily due an adjustment to the measurement of our long-term payable to our founding member liability’s expected net realized tax benefit which included approximately $9.6 million attributable to prior periods. Refer to Note 7 to the audited Consolidated Financial Statements included elsewhere in this document.

Trends Related to Ownership in NCM LLC

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

NCM LLC’s Common Unit Adjustment Agreement also requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. During the second quarter of 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas and one other newly built theatre. During the fourth quarter of 2013, NCM LLC issued 3,372,241 common membership units to Regal for attendees added in connection with Regal’s acquisition of Hollywood Theatres and three other newly built theatres.

During the third quarter of 2013, Regal exercised a redemption right of an aggregate 2,300,000 common membership units for a like number of shares of NCM, Inc.’s common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. The Company did not receive any proceeds from the sale of its common stock by Regal. Refer to Note 9 to the audited Consolidated Financial Statements included elsewhere in this document. As a result, the Company recorded a net step-up in tax basis related to the investment in NCM LLC of $10.5 million, which increased our deferred income tax expense by approximately $0.1 million in 2013 based on an estimated tax rate of 38.8%. In addition, the accretion of interest on the discounted payable to founding members increased approximately $0.1 million in 2013. In 2014, we expect deferred income tax expense and accretion of interest on the discounted payable to the tax receivable agreement to increase by $0.3 million and $0.2 million, respectively, due to the step-up in basis.

Overall, NCM Inc.’s ownership in NCM LLC decreased to 46.1% as of December 26, 2013 compared to 48.6% at December 27, 2012 due primarily to the above transactions which we expect to proportionally increase net income attributable to noncontrolling interests and decrease net income attributable to NCM, Inc.

Financial Condition and Liquidity

Liquidity

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to NCM LLC’s founding members, interest or principal payments on our term loan and the Senior Secured Notes and Senior Unsecured Notes, income tax payments, tax receivable agreement payments to NCM LLC’s founding members and quarterly dividends to NCM, Inc.’s common stockholders.

A summary of our financial liquidity is as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011	$ Change 2012 to 2013	$ Change 2011 to 2012
Cash, cash equivalents and marketable securities (1)	$126.0	$106.6	$98.1	$19.4	$8.5
Revolver availability (2)	104.0	110.0	75.0	(6.0)	35.0

Total	$230.0	$216.6	$173.1	$13.4	$43.5

(1)	Included in cash and cash equivalents as of December 26, 2013, there was $13.3 million of cash held by NCM LLC which is not available to satisfy NCM, Inc.’s obligations.
(2)	The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total availability under the revolving credit facility is $124.0 million. Of the total available, $14.0 million outstanding principal of the revolving credit facility, formerly held by Lehman Brothers Holdings, Inc. (“Lehman”), will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest, by the maturity date of December 31, 2014. As of December 26, 2013, there was an additional $6.0 million drawn on the revolving credit facility.

We have generated and used cash as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Operating cash flow	$153.1	$81.6	$161.8
Investing cash flow	$(55.9)	$(19.4)	$(53.1)
Financing cash flow	$(114.9)	$(55.7)	$(117.2)

Cash Flows—Years Ended December 26, 2013 and December 27, 2012

Operating Activities. The $71.5 million increase in cash provided by operating activities for the year ended December 26, 2013 versus the year ended December 27, 2012 was primarily due to the absence of $63.4 million of payments for interest rate swap terminations that were incurred in 2012, a $11.9 million increase in other operating activities, an $8.1 million lower payment to our founding members under the tax receivable agreement in 2013 due to a larger tax loss in 2012 and a $5.8 million increase in income after non-cash items, partially offset by a $21.5 million decrease in accounts receivable collections period over period primarily from the timing of collections in the period.

Investing Activities. The $36.5 million increase in cash used in investing activities for the year ended December 26, 2013 compared to the year ended December 27, 2012 was due primarily to higher purchases of marketable securities, net of sales and maturities, of $34.9 million and an increase of $1.7 million in affiliate payments for the up-front fees paid upon commencement of certain network affiliate agreements.

Financing Activities. The $59.2 million increase in cash used in financing activities during the year ended December 26, 2013 compared to the year ended December 27, 2012 was due primarily to a decrease in cash proceeds from borrowings, net of payments, of $74.0 million and an increase in distributions to NCM LLC’s founding members of $15.8 million, partially offset by greater proceeds from stock option exercises of $18.1 million and $10.6 million lower debt issuance costs.

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

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 26, 2013 were $112.8 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2012 and 2013.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the year ended December 26, 2013 was $193.4 million ($89.6 million to NCM, Inc). NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on January 15, 2014 of $0.22 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 6, 2014 to be paid on March 20, 2014. The Board of Directors also declared a special cash dividend on February 7, 2014 of $0.50 per share (approximately $29.3 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 6, 2014 to be paid on March 20, 2014. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Capital Expenditures

Capital expenditures of NCM LLC have typically been capitalized software upgrades for our DCS and advertising proposal and inventory management system being developed primarily by our programmers, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theatres when they are added to our network. Capital expenditures for the year ended December 26, 2013 were $10.6 million (including $2.2 million associated with network affiliate additions) compared to $10.4 million (including $3.2 million associated with network affiliate additions) for the 2012 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within NCM LLC’s founding members’ theatres have been made by NCM LLC’s founding members under the ESAs. We expect they will continue to be made by NCM LLC’s founding members in accordance with the ESAs.

We expect to make approximately $10.0 million to $11.0 million of capital expenditures in fiscal 2014, primarily for upgrades to our DCS distribution software and our internal management systems, including our advertising inventory optimization, management and reporting systems, our internet site, mobile apps and network equipment related to currently contracted network affiliate theatres. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, and prepare us for continued growth. Our capital expenditures may increase should we decide to add additional network affiliates to our network. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates. The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

NCM LLC’s senior secured credit facility consists of a $124.0 million revolving credit facility and a $270.0 million term loan. On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the facility was increased from $265.0 million to $270.0 million. In connection with the amendment, the interest rates on the revolving credit facility and term loans were reduced as described further in Note 10 to the audited Consolidated Financial Statements. In addition, NCM LLC recorded a non-cash charge of approximately $0.5 million for the write-off of net deferred issuance costs associated with the prior agreement and recorded approximately $0.7 million for certain new fees. The obligations under the facility are secured by a lien on substantially all of the assets of NCM LLC. On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes for which the registered exchange offering was completed on September 22, 2011. On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes for which the registered exchange offering was completed on November 26, 2012. For further information refer to Note 10 to the audited Consolidated Financial Statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 26, 2013, including a consolidated net senior secured leverage ratio as of December 26, 2013 of 2.9 versus a covenant of 6.5 times for each quarterly period. NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made in the following percentages based on the consolidated net senior secured leverage ratios for NCM LLC and its subsidiaries:

•	100% of “Available Cash” as defined in the credit agreement if such consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

•	75% of Available Cash if such consolidated net senior secured leverage ratio is less than or equal to 7.0 times but greater than 6.5 times.

•	50% of Available Cash if such consolidated net senior secured leverage ratio is less than or equal to 7.5 times but greater than 7.0 times.

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

Critical Accounting Policies

The significant accounting policies of the Company are described in Note 1 to the audited Consolidated Financial Statements included elsewhere in this document. Certain accounting policies involve significant judgments, assumptions and estimates by management that have a material impact on the carrying value of certain assets and liabilities, which management considers critical accounting policies. The judgments, assumptions and estimates used by management are based on historical experience, knowledge of the accounts and other factors, which are believed to be reasonable under the circumstances and are evaluated on an ongoing basis. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Company.

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

Share-based compensation. The Company’s Equity Incentive Plan is treated as an equity plan under the provisions of Accounting Standards Codification ASC 718—Compensation—Stock Compensation, and the determination of fair value of options, restricted stock and restricted stock units for accounting purposes requires that management make complex estimates and judgments.

We estimate forfeitures when calculating share-based compensation expense which is based on management’s expectations of potential separation of employees. We also utilize the Black-Scholes option pricing model to estimate the fair value of our options. This model requires that the Company make estimates of various factors used, including expected life of the options, the risk-free interest rate, the expected volatility and our dividend yield. During 2013, we did not grant any stock options and instead granted restricted stock which we expect to continue in the future.

Certain of the restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Compensation expense is based on management’s projections and the probability of achievement of those expectations, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions.

Income Taxes. We account for income taxes in accordance with ASC 740—Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We currently have no valuation allowance against certain of our deferred tax assets. In addition, due to the basis differences resulting from our IPO-related transactions (including the tax receivable agreement with NCM LLC’s founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the tax receivable agreement to NCM LLC’s founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. The requirements of the tax receivable agreement, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements. If we were to fail to meet certain of the requirements of the tax receivable agreement, we could be subject to additional payments to taxing authorities or to NCM LLC’s founding members. Refer to Note 7 to the audited Consolidated Financial Statements included elsewhere in this document.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements relevant to our business operations, refer to the information provided under Note 1 to the audited Consolidated Financial Statements included elsewhere in this document.

Related-Party Transactions

For a discussion of the related-party transactions, refer to the information provided under Note 9 to the audited Consolidated Financial Statements included elsewhere in this document.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. Refer to “—Contractual and Other Obligations” for further detail. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

Our contractual obligations as of December 26, 2013 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$14.0	$—	$6.0	$870.0	$890.0
Future cash interest on borrowings (2)	49.2	101.9	111.4	138.5	401.0
Office leases	2.6	5.2	3.7	4.1	15.6
Network affiliate agreements (3)	9.9	19.9	9.9	2.7	42.4
Payable to founding members under tax receivable agreement (4)	28.6	47.2	47.2	49.6	172.6
Future interest on payable to founding members under tax receivable agreement (5)	13.9	28.2	28.8	66.7	137.6

Total contractual cash obligations	$118.2	$202.4	$207.0	$1,131.6	$1,659.2

(1)	We have a $124.0 million variable rate revolving credit facility of which $20.0 million was outstanding as of December 26, 2013. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.
(2)	The amounts of future cash interest payments in the table above are based on the amount outstanding on the Senior Secured Notes, Senior Unsecured Notes, term loans and revolving credit facility, as well as estimated rates of interest over the term of the variable rate revolving credit facility and term loan. The Senior Unsecured Notes due in 2021 are at a fixed rate of 7.875%. The Senior Secured Notes due in 2022 are at a fixed rate of 6.00%. In addition, we have variable rate term loans and a revolving credit facility. Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility. Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above. In addition to the cash interest, we expect to amortize $10.0 million and $1.6 million in 2014 and 2015 respectively, related to our terminated interest rate swap agreements as discussed in Note 15 to the audited Consolidated Financial Statements included elsewhere in this document.
(3)	The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to its network affiliates. No revenue guarantee amounts have ever been paid under these agreements as such guarantees have been less than the revenue share calculations specified in the affiliate agreements, and no liabilities were recorded as of December 26, 2013. For additional details refer to the information provided under Note 13 to the audited Consolidated Financial Statements included elsewhere in this document.
(4)	The tax receivable agreement entered into at the completion of our IPO provides for the payment by us to NCM LLC’s founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets. The payments to NCM LLC’s founding members are based, in part, on actual annual income and as such, will vary based on our operating results. The value in the table represents the estimated amounts payable under the tax receivable agreement as of December 26, 2013.
(5)	The tax receivable agreement described in Note 4 above was discounted and recorded at present value. The value in the table represents the estimated accretion of interest on the discounted payable as of December 26, 2013.

The ESAs require payments based on a combination of NCM LLC founding member attendance, the number of digital screens of each NCM LLC founding member and the number of higher quality digital cinema systems of each NCM LLC founding member. The amount relating to the attendance factor will vary from quarter to quarter and year to year as theatre attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens, other screens are added or removed through acquisition, divestiture or closure activities of NCM LLC’s founding members and NCM LLC founding members convert to the higher quality digital cinema systems. The payments made to NCM LLC’s founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The rate per attendee increases 8% every five years, with the first such increase taking effect for fiscal year 2012, while the rate per digital screen and digital cinema system screen increase 5% annually. The table above does not include amounts payable under the ESAs as they are based on variable factors, which are not capable of precise estimation.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2010	17.9%	23.7%	31.0%	27.4%
FY 2011	15.3%	25.5%	32.9%	26.3%
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes bear interest at fixed rates, and therefore are not subject to market risk. As of December 26, 2013, the interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.9 million for an annual period on the $20.0 million and $270.0 million outstanding as of December 26, 2013 on our revolving credit facility and term loan, respectively.

Item 8.	Financial Statements and Supplementary Data

Refer to Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Effectiveness of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of December 26, 2013, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 26, 2013 were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining, and has established and maintains, adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). As of December 26, 2013, our management evaluated, with the participation of the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer), the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that the Company’s internal control over financial reporting as of December 26, 2013 was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of our internal control over financial reporting as of December 26, 2013 has been attested by the Company’s registered public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.

Changes in Internal Control over Financial Reporting.

The Company implemented a new general ledger system during the quarter ended December 26, 2013. The Company evaluated the design of the internal control over financial reporting prior to implementation and tested these controls during the quarter ended December 26, 2013.

There were no other changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 26, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 26, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 26, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 21, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference from the Proxy Statement under the heading “Proposal 1- Election of Directors.”

The information required by this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Executive Officers of the Registrant and is incorporated herein by this reference.”

Information regarding compliance with Section 16(a) of the Exchange Act by our directors and executive officers and holders of ten percent of a registered class of our equity securities is incorporated in this item by reference from the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”

Our Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our board of directors, chief executive officer and principal financial officer. The Code of Business Conduct and Ethics sets forth the Company’s conflict of interest policy, records retention policy, insider trading policy and policies for protection of the Company’s property, business opportunities and proprietary information. Our Code of Business Conduct and Ethics is available free of charge on our website at ncm.com under the tab “Investor Relations—Corporate Governance.” We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

Item 11.	Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement under the heading “Compensation of Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of directors, executive officers and holders of more than 5% of a class of our voting securities, refer to the Proxy Statement under the heading “Beneficial Ownership,” which information is incorporated herein by reference.

For equity incentive plan information, refer to the Proxy Statement under the heading “Equity Incentive Plan Information,” which information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions, refer to the Proxy Statement under the heading “Certain Relationships and Related Party Transactions,” which information is incorporated herein by reference.

For information with respect to director independence, refer to the Proxy Statement under the heading “Proposal 1—Election of Directors,” which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item with respect to principal accounting fees and services is incorporated herein by reference from the Proxy Statement under the heading “Fees Paid to Independent Auditors.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) and (a) (2) Financial statements and financial statement schedules

Refer to Index to Financial Statements on page F-1.

(b) Exhibits

Refer to Exhibit Index, beginning on page 48.

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

NATIONAL CINEMEDIA, INC. (Registrant)

Dated: February 21, 2014	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer (Principal Executive Officer)

Dated: February 21, 2014	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Dated: February 21, 2014	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kurt C. Hall Kurt C. Hall	President, Chief Executive Officer (Principal Executive Officer)	February 21, 2014

/s/ David J. Oddo David J. Oddo	Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)	February 21, 2014

/s/ Jeffrey T. Cabot Jeffrey T. Cabot	Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)	February 21, 2014

/s/ Lawrence A. Goodman Lawrence A. Goodman	Director	February 21, 2014

/s/ David R. Haas David R. Haas	Director	February 21, 2014

/s/ James R. Holland, Jr. James R. Holland, Jr.	Director	February 21, 2014

/s/ Stephen L. Lanning Stephen L. Lanning	Director	February 21, 2014

/s/ Edward H. Meyer Edward H. Meyer	Director	February 21, 2014

Signature	Title	Date

/s/ Amy E. Miles Amy E. Miles	Director	February 21, 2014

/s/ Lee Roy Mitchell Lee Roy Mitchell	Director	February 21, 2014

/s/ Craig R. Ramsey Craig R. Ramsey	Director	February 21, 2014

/s/ Scott N. Schneider Scott N. Schneider	Director	February 21, 2014

INDEX TO EXHIBITS

Exhibit	Reference	Description

3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(2)	Amended and Restated Bylaws.

4.1	(27)	Indenture, dated as of July 5, 2011, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.2	(27)	Form of 7.875% Senior Notes due 2021 (included in Exhibit 10.13.2).

4.4	(34)	Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.

4.5	(34)	Form of 6.00% Senior Secured Notes due 2022 (included in Exhibit 4.4).

4.6	(35)	Registration Rights Agreement, dated as of April 27, 2012, by and between National CineMedia, LLC and Barclays Capital Inc., as representative of the Initial Purchasers named therein.

10.1	(3)	National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.1	(19)	First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.2	(21)	Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., AMC Showplace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.

10.1.3	(47)	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.

10.2	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.1	(15)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.2	(22)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.2.3	(31)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and American Multi-Cinema, Inc.

Exhibit	Reference	Description

10.2.4	*	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)

10.3	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.1	(16)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.2	(23)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.3.3	(32)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Cinemark USA, Inc.

10.3.4	*	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)

10.4	(3)	Exhibitor Services Agreement dated as of February 13, 2007, by and between National CineMedia, Inc. and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.1	(17)	Amendment to Exhibitor Services Agreement dated as of November 5, 2008, by and between National CineMedia LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.2	(24)	Second Amendment to Exhibitor Services Agreement dated as of October 1, 2010, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.4.3	(33)	Third Amendment to Exhibitor Services Agreement dated as of April 17, 2012, by and between National CineMedia, LLC and Regal Cinemas, Inc.

10.4.4	*	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)

10.6	(3)	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.7	(3)	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

Exhibit	Reference	Description

10.7.1	(14)	Second Amendment to Tax Receivable Agreement dated as of April 29, 2008, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.

10.8	(3)	First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)

10.9	(3)	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.

10.10	(3)	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.

10.11	(3)	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.

10.12	(3)	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.

10.13	(41)	Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.

10.13.1	(42)	Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.

10.13.2	(46)	Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.

10.14	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.14.1	(18)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Kurt C. Hall. +

10.15	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.15.1	(18)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Clifford E. Marks. +

10.18	(3)	Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.18.1	(18)	First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +

10.19	(45)	National CineMedia, Inc. 2007 Equity Incentive Plan, as amended. +

Exhibit	Reference	Description

10.20	(4)	Form of Option Substitution Award. +

10.21	(5)	Form of Restricted Stock Substitution Award. +

10.22	(6)	Form of Stock Option Agreement. +

10.22.1	(18)	Form of 2009 Stock Option Agreement. +

10.22.2	(25)	Form of 2010 Stock Option Agreement. +

10.22.3	(30)	Form of 2011 Stock Option Agreement. +

10.22.4	(43)	Form of 2012 Stock Option Agreement. +

10.23	(7)	Form of Restricted Stock Agreement. +

10.23.1	(30)	Form of 2011 Restricted Stock Agreement. +

10.23.2	(43)	Form of 2012 Restricted Stock Agreement. +

10.23.3	(48)	Form of 2013 Restricted Stock Agreement (Time Based). +

10.23.4	(49)	Form of 2013 Restricted Stock Agreement (Performance Based). +

10.24	(8)	Confirmation of Swap, dated as of June 12, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services Inc.

10.24.1	(37)	Confirmation of Partial Termination of Swap, dated May 21, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.24.2	(50)	Cancellation of Swap, dated November 26, 2012, between National CineMedia, LLC and Morgan Stanley Capital Services LLC.

10.25	(9)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Morgan Stanley Capital Services and Schedule.

10.27	(10)	Confirmation of Swap, dated as of July 25, 2007, between National CineMedia, LLC and Credit Suisse International.

10.27.1	(38)	Confirmation of Partial Termination of Swap, dated May 22, 2012, between National CineMedia, LLC and Credit Suisse International.

10.27.2	(50)	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Credit Suisse International.

10.28	(11)	ISDA Master Agreement dated as of March 2, 2007, between National CineMedia, LLC and Credit Suisse International and Schedule.

10.29	(12)	Confirmation of Swap, dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.29.1	(39)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.29.2	(50)	Cancellation of Swap, dated January 9, 2012, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.30	(13)	ISDA Master Agreement dated as of August 6, 2007, between National CineMedia, LLC and JPMorgan Chase Bank, N.A.

10.34	(18)	Form of Restricted Stock Unit Agreement. +

Exhibit	Reference	Description

10.36	(25)	ISDA Novation Agreement dated as of February 4, 2010, between National CineMedia, LLC, Lehman Brothers Special Financing Inc. and Barclays Bank PLC.

10.37	(25)	Confirmation of Swap, dated as of February 16, 2010, between National CineMedia, LLC and Barclays Bank PLC.

10.37.1	(40)	Confirmation of Partial Termination of Swap, dated May 31, 2012, between National CineMedia, LLC and Barclays Bank PLC.

10.37.2	(50)	Cancellation of Swap, dated December 13, 2012, between National CineMedia, LLC and Barclays Bank PLC.

10.38	(20)	ISDA Master Agreement dated as of February 4, 2010 between National CineMedia, LLC and Barclays Bank PLC.

10.40	(26)	National CineMedia, Inc. 2011 Performance Bonus Plan. +

10.41	(29)	Employment Agreement dated as of August 24, 2011, by and among National CineMedia, Inc., National CineMedia, LLC and Earl B. Weihe. +

10.42	(36)	National CineMedia, Inc. 2013 Performance Bonus Plan. +

10.43	(44)	National CineMedia, Inc. Executive Performance Bonus Plan.

10.44	(51)	Employment Agreement dated as of January 15, 2014, by and among National CineMedia, Inc., National CineMedia, LLC and Alfonso P. Rosabal, Jr.

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference to Exhibit 3.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on May 6, 2011.
(2)	Incorporated by reference to Exhibit 4.2 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(3)	Incorporated by reference to Exhibits of the same number from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 16, 2007.
(4)	Incorporated by reference to Exhibit 4.4 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.

(5)	Incorporated by reference to Exhibit 4.5 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(6)	Incorporated by reference to Exhibit 4.6 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(7)	Incorporated by reference to Exhibit 4.7 from the Registrant’s Registration Statement on Form S-8 (File No. 333-140652) filed on February 13, 2007.
(8)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(9)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 10, 2007.
(10)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(11)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(12)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(13)	Incorporated by reference to Exhibit 10.4 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on November 9, 2007.
(14)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 5, 2008.
(15)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(16)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(17)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 6, 2008.
(18)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 6, 2009.
(19)	Incorporated by reference to Exhibit 10.1.1 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 7, 2009.
(20)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 14, 2010.
(21)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 10, 2010.
(22)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(23)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(24)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on October 6, 2010.
(25)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 9, 2010.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2011.
(27)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on July 7, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 26, 2011.
(29)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 25, 2011.
(30)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.

(31)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(32)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 18, 2012.
(33)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(34)	Incorporated by reference to Exhibit 4.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 30, 2012.
(35)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 4, 2012.
(36)	Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(37)	Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(38)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(39)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 8-K (File No. 001-33296) filed on August 3, 2012.
(40)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(41)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on November 28, 2012.
(42)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 24, 2012.
(43)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2013.
(44)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 2, 2013.
(45)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 7, 2013.
(46)	Incorporated by reference to Exhibit 10.1.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on September 9, 2013.
(47)	Incorporated by reference to Exhibit 10.23.5 to the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.
(48)	Incorporated by reference to Exhibit 10.23.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.
(49)	Incorporated by reference to Exhibits of the same number from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on February 22, 2013.
(50)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on January 22, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National CineMedia, Inc.

Centennial, Colorado

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary as of December 26, 2013 and December 27, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity/(deficit), and cash flows for the years ended December 26, 2013, December 27, 2012 and December 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of National CineMedia, Inc. and subsidiary as of December 26, 2013 and December 27, 2012, and the results of their operations and their cash flows for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 26, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Denver, Colorado

February 21, 2014

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 26, 2013	December 27, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54.7	$72.4
Short-term marketable securities	71.3	34.2
Receivables, net of allowance of $5.7 and $4.5, respectively	120.4	98.5
Prepaid expenses	3.1	2.4
Deferred tax assets	4.2	4.9
Income tax receivable	7.6	8.3
Current portion of notes receivable—founding members	4.2	—

Total current assets	265.5	220.7
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $69.5 and $63.1, respectively	25.6	25.7
Intangible assets, net of accumulated amortization of $48.7 and $32.5, respectively	492.0	280.3
Deferred tax assets, net of valuation allowance of $0.0 and $3.3, respectively	244.2	264.3
Debt issuance costs, net of accumulated amortization of $15.0 and $12.2, respectively	17.7	18.3
Long-term notes receivable, net of current portion—founding members	20.8	—
Other investments (including $1.1 and $0.0 with related parties, respectively)	1.1	0.8
Other assets	0.4	0.4

Total non-current assets	801.8	589.8

TOTAL ASSETS	$1,067.3	$810.5

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	30.1	19.8
Payable to founding members under tax receivable agreement	28.6	19.6
Accrued expenses	19.7	18.5
Accrued payroll and related expenses	13.9	11.6
Accounts payable (including $0.8 and $0.9 to related party affiliates, respectively)	20.5	15.7
Deferred revenue	4.7	5.7
Deferred tax liability	—	0.2
Current portion of long-term debt	14.0	—

Total current liabilities	131.5	91.1

NON-CURRENT LIABILITIES:
Long-term debt	876.0	879.0
Deferred tax liability	61.9	59.3
Payable to founding members under tax receivable agreement	144.0	137.5

Total non-current liabilities	1,081.9	1,075.8

Total liabilities	1,213.4	1,166.9

COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 58,519,137 and 54,486,259 issued and outstanding, respectively	0.6	0.5
Additional paid in capital (deficit)	(271.7)	(362.4)
Retained earnings (distributions in excess of earnings)	(80.0)	(70.5)
Accumulated other comprehensive loss	(3.2)	(6.7)

Total NCM, Inc. stockholders’ equity/(deficit)	(354.3)	(439.1)
Noncontrolling interests	208.2	82.7

Total equity/(deficit)	(146.1)	(356.4)

TOTAL LIABILITIES AND EQUITY	$1,067.3	$810.5

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
REVENUE:
Advertising (including revenue from founding members of $41.6, $39.9 and $38.2, respectively)	$426.3	$409.5	$386.2
Fathom Events	36.5	39.3	49.2

Total	462.8	448.8	435.4

OPERATING EXPENSES:
Advertising operating costs (including $3.6, $4.2 and $3.4 to related parties, respectively)	29.0	31.3	24.6
Fathom Events operating costs (including $5.3, $5.9 and $9.3 to founding members, respectively)	25.5	29.0	34.1
Network costs	19.4	19.8	18.6
Theatre access fees—founding members	69.4	64.5	55.4
Selling and marketing costs (including $1.4, $1.1 and $1.1 to founding members, respectively)	61.5	60.5	59.8
Administrative and other costs	29.4	31.5	30.4
Depreciation and amortization	26.6	20.4	18.8

Total	260.8	257.0	241.7

OPERATING INCOME	202.0	191.8	193.7

NON-OPERATING EXPENSES:
Interest on borrowings	51.6	56.7	49.2
Interest income	(0.4)	(0.4)	(0.3)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	13.9	10.0	15.1
Change in derivative fair value	—	(3.0)	—
Amortization of terminated derivatives	10.3	4.0	1.3
Impairment of investment	0.8	—	6.7
Loss on swap terminations	—	26.7	—
Gain on sale of Fathom Events to founding members	(25.4)	—	—
Other non-operating expense	1.2	5.8	1.7

Total	52.0	99.8	73.7

INCOME BEFORE INCOME TAXES	150.0	92.0	120.0
Income tax expense	20.2	26.7	19.4

CONSOLIDATED NET INCOME	129.8	65.3	100.6
Less: Net income attributable to noncontrolling interests	88.6	51.9	69.1

NET INCOME ATTRIBUTABLE TO NCM, INC.	$41.2	$13.4	$31.5

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.74	$0.25	$0.58
Diluted	$0.73	$0.24	$0.58
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,014,404	54,377,135	53,864,243
Diluted	56,628,457	55,026,771	54,634,697

Dividends declared per common share	$0.88	$0.88	$0.84

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
CONSOLIDATED NET INCOME, NET OF TAX	$129.8	$65.3	$100.6
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $1.8, $0.7 and $0.2, respectively	8.5	3.3	1.1
Net unrealized gain on cash flow hedges, net of tax of $0.0, $5.7 and $0.1, respectively	—	25.4	—

CONSOLIDATED COMPREHENSIVE INCOME	138.3	94.0	101.7

Less: Comprehensive income attributable to noncontrolling interests	94.2	70.0	69.8

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$44.1	$24.0	$31.9

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)

(In millions, except share data)

	Consolidated	NCM, Inc.					Noncontrolling Interest
		Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Accumulated Other Comprehensive Loss
		Shares issued	Amount
Balance—December 30, 2010	$(318.4)	53,549,477	$0.5	$(373.3)	$(20.5)	$(17.5)	$92.4
Distributions to members	(83.0)	—	—	—	—	—	(83.0)
NCM LLC equity returned for purchase of intangible asset	(5.5)	—	—	(2.7)	—	—	(2.8)
Income tax and other impacts of NCM LLC ownership changes	(11.7)	—	—	(13.7)	—	(0.2)	2.2
Comprehensive income, net of tax	101.7	—	—	—	31.5	0.4	69.8
Share-based compensation issued	3.9	385,128	—	3.9	—	—	—
Share-based compensation expense/capitalized	11.9	—	—	9.4	—	—	2.5
Excess tax benefit from share-based compensation	0.2	—	—	0.2	—	—	—
Cash dividends declared $0.84 per share	(45.9)	—	—	—	(45.9)	—	—

Balance—December 29, 2011	$(346.8)	53,934,605	$0.5	$(376.2)	$(34.9)	$(17.3)	$81.1

Distributions to members	(76.8)	—	—	—	—	—	(76.8)
NCM LLC equity issued for purchase of intangible asset	10.1	—	—	4.9	—	—	5.2
Income tax and other impacts of NCM LLC ownership changes	2.9	—	—	1.9	—	—	1.0
Comprehensive income, net of tax	94.0	—	—	—	13.4	10.6	70.0
Share-based compensation issued	—	551,654	—	—	—	—	—
Share-based compensation expense/capitalized	9.2	—	—	7.0	—	—	2.2
Cash dividends declared $0.88 per share	(49.0)	—	—	—	(49.0)	—	—

Balance—December 27, 2012	$(356.4)	54,486,259	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7

Distributions to founding members	(103.8)	—	—	—	—	—	(103.8)
NCM LLC equity issued for purchase of intangible asset	221.6	—	—	101.4	—	—	120.2
Income tax and other impacts of NCM LLC ownership changes	(19.5)	—	—	(33.2)	—	0.6	13.1
Issuance of shares	41.1	2,300,000	—	41.1	—	—	—
NCM, Inc. investment in NCM LLC	(41.3)	—	—	(41.3)	—	—	—
Comprehensive income, net of tax	138.3	—	—	—	41.2	2.9	94.2
Share-based compensation issued	18.6	1,732,878	0.1	18.5	—	—	—
Share-based compensation expense/capitalized	6.0	—	—	4.2	—	—	1.8
Cash dividends declared $0.88 per share	(50.7)	—	—	—	(50.7)	—	—

Balance—December 26, 2013	$(146.1)	58,519,137	$0.6	$(271.7)	$(80.0)	$(3.2)	$208.2

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$129.8	$65.3	$100.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	14.6	33.5	12.5
Depreciation and amortization	26.6	20.4	18.8
Non-cash share-based compensation	5.9	9.0	11.8
Excess tax benefit from share-based compensation	—	(0.1)	(0.2)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	13.9	10.0	15.1
Net unrealized gain on hedging transactions	—	(3.0)	—
Impairment on investment	0.8	—	6.7
Amortization of terminated derivatives	10.3	4.0	1.3
Amortization of debt issuance costs	2.8	2.4	2.3
Write-off of debt issuance costs and other non-operating items	1.2	5.9	1.5
Loss on swap terminations	—	26.7	—
Gain on sale of Fathom Events	(26.0)	—	—
Payment for swap terminations	—	(63.4)	—
Changes in operating assets and liabilities:
Receivables, net	(22.0)	(0.5)	1.9
Accounts payable and accrued expenses	6.6	4.0	6.8
Amounts due to founding members	0.9	(0.3)	(0.8)
Payment to founding members under tax receivable agreement	(10.1)	(18.2)	(18.0)
Income taxes and other	(2.2)	(14.1)	1.5

Net cash provided by operating activities	153.1	81.6	161.8

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.1)	(10.4)	(13.5)
Purchases of marketable securities	(135.0)	(60.0)	(51.2)
Proceeds from sale and maturities of marketable securities	98.1	58.0	27.5
Payment from founding members for intangible assets	—	0.2	—
Purchases of intangible assets from affiliate circuits	(8.9)	(7.2)	(15.9)

Net cash used in investing activities	(55.9)	(19.4)	(53.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(49.2)	(48.7)	(45.3)
Proceeds from borrowings	59.0	546.0	335.0
Repayments of borrowings	(48.0)	(461.0)	(317.2)
Payment of debt issuance costs	(3.4)	(14.0)	(9.1)
Founding member integration payments	2.1	—	1.9
Distributions to founding members	(93.8)	(78.0)	(86.6)
Payment of offering costs and fees	(0.2)	—	—
Excess tax benefit from share-based compensation	—	0.1	0.2
Proceeds from stock option exercises	20.3	2.2	4.2
Repurchase of stock for restricted stock tax withholding	(1.7)	(2.3)	(0.3)

Net cash used in financing activities	(114.9)	(55.7)	(117.2)

CHANGE IN CASH AND CASH EQUIVALENTS	(17.7)	6.5	(8.5)
Cash and cash equivalents at beginning of period	72.4	65.9	74.4

Cash and cash equivalents at end of period	$54.7	$72.4	$65.9

Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with subsidiary equity	$221.6	$10.1	$(5.5)
Accrued distributions to founding members	$31.0	$20.9	$22.1
Operating segment sold under notes receivable	$25.0	$—	$—
Purchase of subsidiary equity with NCM, Inc. equity	$41.1	$—	$—
Increase in cost and equity method investments	$0.3	$0.6	$0.2
Increase in dividends not requiring cash in the period	1.5	0.3	0.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.3	$50.7	$39.2
Cash paid for income taxes, net of refunds	$4.3	$5.2	$4.0

Refer to accompanying notes to Consolidated Financial Statements.

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC Showplace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. (“Cinemark USA”), a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements, referred to in this document as “network affiliates”, which expire at various dates.

As of December 26, 2013, NCM LLC had 126,974,805 common membership units outstanding, of which 58,519,137 (46.1%) were owned by NCM, Inc., 25,404,393 (20.0%) were owned by Regal, 23,998,505 (18.9%) were owned by Cinemark and 19,052,770 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 2—Divestiture.

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

As a result of the various related-party agreements discussed in Note 9—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

Significant Accounting Policies

Accounting Period—We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2013, 2012 and 2011 contained 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Fiscal Year Ended	Reference in this Document
December 26, 2013	2013
December 27, 2012	2012
December 29, 2011	2011

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280—Segment Reporting. Fathom Events (prior to its sale) was an operating segment under ASC 280. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. As such, the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 16—Segment Reporting.

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by us and other companies. Revenue is recognized when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price is fixed and determinable and collectability is reasonably assured. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (“CPM”) basis, while local and regional advertising is sold on a per-screen, per-week basis. The Company recognizes national advertising as impressions (or theatre attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theatre lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will either run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the advertising airs to the theatre attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Consolidated Balance Sheets. We record deferred revenue when cash payments are received in advance of being earned and is classified as a current liability as it is expected to be earned within the next twelve months. Fathom Events revenue was recognized in the period in which the event is held.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers. Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. The Company limits the use of such barter transactions to items and services for which it would otherwise have paid cash. Any timing differences between the delivery of the bartered revenue and the use of the bartered expense products and services are recorded through accounts receivable. Revenue from barter transactions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $1.9 million, $3.0 million and $1.6 million, respectively. Expense recorded from barter transactions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $2.9 million, $1.3 million and $1.1 million, respectively.

Operating Costs—Advertising related operating costs primarily include personnel and other costs related to advertising fulfillment, payments due to unaffiliated theatre circuits under the network affiliate agreements, and to a lesser extent, production costs of non-digital advertising.

Fathom Events operating costs include revenue share under the ESAs to the founding members and revenue share to affiliate theatres under separate agreements, payments to event content producers and other direct costs of the meeting or event, including equipment rental, catering and movie tickets acquired primarily from the founding members.

Payment to the founding members of a theatre access fee is comprised of a payment per theatre attendee, a payment per digital screen and a payment per digital cinema projector equipped in the theatres, all of which escalate over time. Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this document.

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

Restricted Cash—As of December 26, 2013 and December 27, 2012, other non-current assets included restricted cash of $0.3 million, which secures a letter of credit used as a lease deposit on our New York office.

Marketable Securities—Marketable securities are reported at fair value, with unrealized gains and losses recognized in earnings. The fair value of substantially all securities is determined by quoted market information and pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of December 26, 2013 and December 27, 2012, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 26, 2013	December 27, 2012
Trade accounts	$124.5	$101.8
Other	1.6	1.2
Less: Allowance for doubtful accounts	(5.7)	(4.5)

Total	$120.4	$98.5

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350—Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. The majority of software costs related primarily to our inventory management systems and digital network distribution system (DCS) and website development costs, which are included in equipment, are depreciated over three to five years. As of December 26, 2013 and December 27, 2012, the Company had a net book value of $10.9 million and $10.4 million, respectively, of capitalized software and website development costs. Approximately $6.1 million, $4.1 million and $4.8 million was recorded for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, in depreciation expense related to software and website development. For the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded $1.8 million, $0.8 million and $0.9 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360—Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company has not recorded impairment charges related to long-lived assets.

Intangible assets—Intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements. If the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts. The Company has not recorded impairment charges related to intangible assets.

Other Investments—Other investments consisted of the following (in millions):

	As of
	December 26, 2013	December 27, 2012
Investment in AC JV, LLC (1)	$1.1	$—
Other investment (2)	—	0.8

Total	$1.1	$0.8

(1)	On December 26, 2013, NCM LLC sold its Fathom Events business into a newly formed limited liability company (AC JV, LLC) owned 32% by each of NCM LLC’s founding members and 4% by NCM LLC, as described further in Note 2—Divestiture. The Company accounted for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 970-323 Investments—Equity Method and Joint Ventures (“ASC 970-323”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 970-323 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC. The Company’s proportional share of equity in the investment will be recorded in the Consolidated Statements of Income.
(2)	During 2011, the Company received equity securities in a privately held company as consideration for an advertising contract. The equity securities are accounted for under the cost method and represent an ownership interest of less than 20%. The Company does not exert significant influence over the company’s operating or financial activities. The Company recorded an impairment charge of $0.8 million during the year ended December 26, 2013 to bring the fair value to $0.0 million, as described below.

The Company reviews investments accounted for under the cost and equity methods for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be fully recoverable. In order to determine whether the carrying value of investments may have experienced an “other-than-temporary” decline in value necessitating the write-down of the recorded investment, the Company considers various factors including the investees financial condition and quality of assets, the length of time the investee has been operating, the severity and nature of losses sustained in current and prior years, qualifications in accountant’s reports due to liquidity or going concern issues, investee announcements of adverse changes, downgrading of investee debt, regulatory actions, loss of principal customer, negative operating cash flows or working capital deficiencies and the record of an impairment charge by the investee for goodwill, intangible or long-lived assets. Once a determination is made that an other-than-temporary impairment exists, the Company writes down its investment to fair value. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the Company recorded other-than-temporary impairment charges of $0.8 million, $0.0 million and $6.7 million. The Company wrote-down these investments to a remaining fair value of $0.0 million.

Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theatre access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, revenue share earned for Fathom Events plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly. Available cash distributions are made quarterly.

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

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. In addition, income tax rules and regulations are subject to interpretation and the application of those rules and regulations require judgment by the Company and may be challenged by the taxation authorities. The Company follows ASC 740-10-25, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold are recognized. The Company’s unrecognized tax benefits or related interest and penalties are immaterial. Refer to Note 7—Income Taxes.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $17.7 million and $18.3 million in deferred financing costs as of December 26, 2013 and December 27, 2012, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Beginning balance	$18.3	$12.6	$7.3
Debt issuance payments	3.4	14.0	9.1
Amortization of debt issuance costs	(2.8)	(2.4)	(2.3)
Write-off of debt issuance costs	(1.2)	(5.9)	(1.5)

Ending balance	$17.7	$18.3	$12.6

Share-Based Compensation—In 2011 and 2012, the Company issued two types of share-based compensation awards: stock options and restricted stock. In 2013, the Company only issued restricted stock. Restricted stock vests upon the achievement of Company performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends (excluding extraordinary) are accrued quarterly on all unvested restricted stock and are only paid on shares that vest.

Compensation cost of stock options was based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718 Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 11—Share-Based Compensation for more information.

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

Derivative Instruments—NCM LLC is exposed to various financial and market risks including changes in interest rates that exist as part of its ongoing operations. In 2012 and 2011, NCM LLC utilized certain interest rate swaps to manage these risks. In accordance with ASC 815—Derivatives and Hedging, the effective portion of changes in the fair value of a derivative that was designated as a cash flow hedge was recorded in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffectiveness associated with designated cash flow hedges, as well as any change in the fair value of a derivative that is not designated as a hedge, was recorded immediately in the Consolidated Statements of Operations. Refer to Note 15—Derivative Instruments and Hedging Activities.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810—Consolidation (“ASC 810”). Under ASC 810, a managing member of an LLC is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have either dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

The table below presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Net income attributable to NCM, Inc.	$41.2	$13.4	$31.5
NCM LLC equity issued for purchase of intangible asset	101.4	4.9	(2.7)
Income tax and other impacts of subsidiary ownership changes	(33.2)	1.9	(13.7)
NCM, Inc. investment in NCM LLC	(41.3)	—	—
Issuance of shares	41.1	—	—

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$109.2	$20.2	$15.1

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2013-02, “Other Comprehensive Income (Topic 220)” (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. ASU 2013-02 was effective prospectively for the Company in its first quarter of 2013. The adoption ASU 2013-02 did not impact the Consolidated Financial Statements and the Company provided these disclosures in Note 15—Derivative Instruments and Hedging Activities.

In July 2013, the FASB issued Accounting Standards Update 2013-11, “Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). The objective of ASU 2013-11 is to eliminate diversity in practice of presenting unrecognized tax benefits as a liability or presenting unrecognized tax benefits as a reduction of a deferred tax asset for a net operating loss or tax credit carryforward in certain circumstances by requiring that an unrecognized tax benefit be presented in the financial statements as a reduction to deferred tax assets excluding certain exceptions. ASU 2013-11 will be effective prospectively for the Company in its first quarter of 2014. The Company does not expect ASU 2013-11 to have a material effect on its financial statements because the guidance is consistent with the Company’s current practice.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Consolidated Financial Statements.

2. DIVESTITURE

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. Due to the related party nature of the transaction, NCM LLC formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. NCM LLC deconsolidated Fathom Events and recognized a gain on the sale of approximately $26.0 million during the year ended December 26, 2013. The gain was measured as the difference between (a) the net fair value of the retained noncontrolling investment and the consideration received for the sale and (b) the carrying value of Fathom Events net assets (approximately $0.1 million). NCM LLC recorded approximately $0.6 million of expenses related to the sale, which were recorded as a reduction to the gain. Approximately $1.1 million of the gain recognized related to the re-measurement of the Company’s retained 4% interest in AC JV, LLC. The fair value of NCM LLC’s retained noncontrolling investment of $1.1 million was determined by applying NCM LLC’s ownership percentage to the fair value of AC JV, LLC, which was valued using comparative market multiples. Under the terms of the agreement, the assets and liabilities related to Fathom events held prior to the sale were not assumed by the buyer and those pertaining to Fathom events held post-closing were transferred to the buyer.

Future minimum principal payments under the notes receivable as of December 26, 2013 are approximately as follows (in millions):

Year	Minimum Principal Payments
2014	$4.2
2015	4.2
2016	4.2
2017	4.2
2018	4.1
Thereafter	4.1

Total	$25.0

NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. NCM LLC has also agreed to provide creative and media production services for a fee.

Due to the Company’s continuing equity method investment in the newly formed limited liability company, the operations of Fathom Events and the gain on the sale were recorded in continuing operations on the Consolidated Statements of Income. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for further discussion of the investment.

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

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Net income attributable to NCM, Inc. (in millions)	$41.2	$13.4	$31.5

Weighted average shares outstanding:
Basic	56,014,404	54,377,135	53,864,243
Add: Dilutive effect of stock options and restricted stock	614,053	649,636	770,454

Diluted	56,628,457	55,026,771	54,634,697

Earnings per NCM, Inc. share:
Basic	$0.74	$0.25	$0.58
Diluted	$0.73	$0.24	$0.58

The effect of the 63,718,411, 57,393,735 and 56,948,238, exchangeable NCM LLC common units held by the founding members for the years ended December 26, 2013, December 27, 2012, and December 29, 2011, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in dividends paid on NCM Inc.’s common shares. In addition, there were 30,358, 76,956 and 68,087 stock options and non-vested (restricted) shares for the years ended December 26, 2013, December 27, 2012, and December 29, 2011, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices associated with those shares were above the average market value. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of December 26, 2013	As of December 27, 2012
Equipment, computer hardware and software	$90.2	$84.3
Leasehold improvements	3.6	3.4
Less: Accumulated depreciation	(69.5)	(63.1)

Subtotal	24.3	24.6
Construction in progress	1.3	1.1

Total property and equipment	$25.6	$25.7

For the years ended December 26, 2013, December 27, 2012, and December 29, 2011, the Company recorded depreciation expense of $10.4 million, $8.7 million, and $8.8 million, respectively.

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theatres of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with NCM LLC’s founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock.

The Company also records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. If common membership units are issued to a founding member for newly acquired theatres that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theatres for all of its services. In addition, if common membership units are issued to a founding member for theatres under an existing on-screen consulting agreement with an alternative provider, NCM LLC may receive payments from the founding member pursuant to the ESAs on a quarterly basis in arrears in accordance with certain run-out provisions (“integration payments”). Integration payments approximate the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theatres with pre-existing advertising agreements. The integration payments are recorded as a reduction to net intangible assets, and not as part of operating income.

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease of two percent or more in the total annual attendance of all founding members as of the last adjustment date.

The following is a summary of the Company’s intangible assets (in millions):

	As of December 27, 2012	Additions (1)	Amortization	Integration Payments (2)	As of December 26, 2013
Gross carrying amount	$312.8	$230.7	$—	$(2.8)	$540.7
Accumulated amortization	(32.5)	—	(16.2)	—	(48.7)

Total intangible assets, net	$280.3	$230.7	$(16.2)	$(2.8)	$492.0

	As of December 29, 2011	Additions (3)	Amortization	Integration Payments	As of December 27, 2012
Gross carrying amount	$295.7	$17.1	$—	$—	$312.8
Accumulated amortization	(20.8)	—	(11.7)	—	(32.5)

Total intangible assets, net	$274.9	$17.1	$(11.7)	$—	$280.3

(1)	During the first quarter of 2013, NCM LLC issued 4,536,014 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2012. NCM LLC recorded a net intangible asset of $69.0 million in the first quarter of 2013 as a result of the Common Unit Adjustment.

In June of 2013, NCM LLC issued 5,315,837 common membership units to Cinemark for attendees added in connection with Cinemark’s acquisition of Rave Cinemas and one other newly built theatre. NCM LLC recorded a net intangible asset of approximately $91.2 million for this Common Unit Adjustment.

In November 2013, NCM LLC issued 3,372,241 common membership units to Regal for attendees added in connection with Regal’s acquisition of Hollywood Theatres and three other newly built theatres. NCM LLC recorded a net intangible asset of approximately $61.6 million for this Common Unit Adjustment.

During 2013, the Company purchased intangible assets for $8.9 million associated with network affiliate agreements.

(2)

Rave had pre-existing advertising agreements for some of the theatres it owned prior to the acquisition by Cinemark, as well as prior to the acquisition of certain Rave theatres by AMC in December 2012. As a result, AMC and Cinemark will make integration payments over the remaining term of those agreements. During the year ended December 26, 2013, NCM LLC recorded a reduction to net intangible assets of $2.8 million related to integration payments due from AMC and Cinemark. During the year ended December 26, 2013, the founding members paid $2.1 million in integration payments.
(3)	During the first quarter of 2012, NCM LLC issued 651,612 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2011. NCM LLC recorded a net intangible asset of $9.9 million in the first quarter of 2012 as a result of the common unit adjustment. In lieu of surrendering 16,727 units, AMC paid NCM LLC $0.2 million in the first quarter of 2012.

During 2012, the Company purchased intangible assets for $7.2 million associated with network affiliate agreements.

As of December 26, 2013 and December 27, 2012, the Company’s intangible assets related to the founding members, net of accumulated amortization was $463.4 million and $258.7 million, respectively with weighted average remaining lives of 23.0 years and 23.6 years as of December 26, 2013 and December 27, 2012, respectively.

As of December 26, 2013 and December 27, 2012, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $28.6 and $21.6 million, respectively with weighted average remaining lives of 15.8 years and 16.8 years as of December 26, 2013 and December 27, 2012, respectively.

For the years ended December 26, 2013, December 27, 2012 and December 29, 2011 the Company recorded amortization expense of $16.2 million, $11.7 million and $10.0 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2014	$20.2
2015	$20.3
2016	$20.3
2017	$20.6
2018	$21.5

6. ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of December 26, 2013	As of December 27, 2012
Make-good reserve	$1.8	$1.2
Accrued interest	12.7	12.9
Deferred rent	2.6	2.8
Other accrued expenses	2.6	1.6

Total accrued expenses	$19.7	$18.5

7. INCOME TAXES

On the IPO date, NCM, Inc. and the founding members entered into a tax receivable agreement. Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below. For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in

NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. The Company paid the founding members $18.0 million in 2011 ($0.9 million was for the 2010 taxable year and $17.3 million was for the 2009 taxable year), $18.2 million in 2012 ($0.9 million was for the 2010 tax year and $17.3 million for the 2011 tax year) and $10.1 million in 2013 ($0.9 million was for the 2011 tax year and $9.2 million for the 2012 tax year).

The Company has provided total income taxes, as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Current:
Federal	$3.6	$(6.6)	$6.2
State	1.9	(0.2)	0.7

Total current income tax expense/(benefit)	$5.5	$(6.8)	$6.9
Deferred:
Federal	$16.7	$28.8	$9.7
State	1.2	4.8	1.3

Total deferred income tax expense	$17.9	$33.6	$11.0

Valuation allowance	(3.3)	(0.1)	1.5

Total income tax provision on consolidated statements of income	$20.2	$26.7	$19.4

Income tax expense/(benefit) on other comprehensive income	$1.8	$(6.7)	$0.3

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 35% was (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Provision calculated at federal statutory income tax rate:
Income before income taxes	$52.1	$32.2	$42.0
Less: Noncontrolling interests	(30.9)	(18.2)	(24.2)

Income attributable to NCM, Inc.	21.2	14.0	17.8
Out of period correction to enacted state rate	—	9.6	—
Current year change to enacted state rate	(1.2)	1.4	—
State and local income taxes, net of federal benefit	2.2	1.1	1.5
Change in valuation allowance	(3.3)	(0.1)	1.5
Other	1.3	0.7	(1.4)

Total income tax provision	$20.2	$26.7	$19.4

Significant components of the Company’s deferred tax assets and deferred tax liability consisted of the following (in millions):

	Years Ended
	December 26, 2013	December 27, 2012
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)(2)(4)	$233.4	$252.0
Stock based compensation	6.6	9.2
Derivative instruments	2.1	4.1
Other	6.3	7.2

Total deferred tax assets	248.4	272.5
Valuation allowance	—	(3.3)

Total deferred tax assets, net of valuation allowance	$248.4	$269.2

Deferred tax liabilities:
Discount on liability for income taxes payable to founding members under tax sharing agreement (3)(4)	$53.3	$51.3
Depreciation and amortization	3.4	3.8
Derivative instruments	2.2	4.2
Notes receivable	2.7	—
Other	0.3	0.2

Total deferred tax liabilities	$61.9	$59.5

(1)	NCM LLC made an election under Internal Revenue code (“IRC”) §754 of the Internal Revenue Code to step-up the Company’s outside basis in its share of NCM LLC’s inside basis of assets under IRC §743(b) resulting in a deferred tax asset for the Company’s acquired share of NCM LLC’s assets. The majority of this deferred tax asset is attributable to intangible assets that are amortized over the remainder of the 15-year period for federal income tax purposes and accounted for as distributions under U.S. generally accepted accounting principles. The Company recorded additional step-up in tax basis as a result of subsequent payments made by NCM, Inc. to the founding members under the tax receivable agreement resulting from amortization of the IRC §743(b) adjustment.
(2)	For federal income tax purposes, an amortizable intangible asset was created on the tax-basis balance sheet of NCM LLC as a result of the founding members agreeing to modify NCM LLC’s payment obligations under the ESAs and as a result of the common unit adjustments, which are further described in Note 5—Intangible Assets. The tax effect of NCM, Inc.’s share of the intangible asset is amortized over the remainder of the 30-year life for federal income tax purposes. Additionally, units issued under Common Unit Adjustments and subsequent payments to the founding members under the tax receivable agreement, create additional layers of tax basis amortized over the remaining period of the ESA. The ESA deferred tax asset was adjusted to reflect the changes in ownership that occurred during the year due to the common unit adjustments.
(3)	NCM, Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in a deferred tax liability. The Company recorded accretion of interest on the discounted payable of $13.1 million and $10.0 million for the year ended December 26, 2013 and December 27, 2012, respectively.
(4)

During 2012, NCM, Inc. corrected errors in the blended state tax rate used to measure the net deferred tax asset “Investment in consolidated subsidiary NCM LLC”. As a result of the correction to the deferred tax asset, the long-term payable to founding members’ liability was also corrected. This is the discounted amount which is payable back to the founding members under the tax receivable agreement and represents 90% of the cash savings to NCM, Inc. from federal, state and local jurisdictions upon realization of amortization and other deductions specified under the tax receivable agreement. As a result of these out-of-period adjustments, the Company recorded a decrease of $22.7 million to its deferred tax asset for its ownership interest in NCM LLC to reflect the tax effected difference between the tax basis and the book basis of these assets. In addition, the Company recorded a decrease of $17.9 million in its long-term payable to founding members. The impact of these adjustments was a total out of period income statement impact of $5.3 million which consisted of an adjustment to deferred tax expense of $9.6 million offset by a reduction of tax receivable agreement interest expense of $4.3 million.

As of December 26, 2013, the Company had gross state net operating loss carryforwards of approximately $10.5 million, which expire at various dates between 2024 and 2032. As of December 26, 2013, the Company had gross capital loss carryforwards of approximately $1.1 million, which expire in 2014. The Company reversed a valuation allowance it had against these capital loss carryforwards as some of the carryforwards were utilized in 2013 and we expect to use the remainder prior to their expiration.

The Company is subject to taxation in the U.S. and various states. NCM LLC’s fiscal year 2007 and 2008 tax returns were under examination by the Internal Revenue Service (“IRS”). On September 10, 2013, NCM LLC and NCM, Inc., in its capacity as tax matters partner for NCM LLC, received a “No Adjustments Letter” from the IRS which stated that the IRS completed its review of the NCM LLC tax returns for the fiscal years ended 2007 and 2008 and did not propose any adjustments to those tax returns. NCM, Inc. had previously contested adjustments proposed by the IRS through the administrative appeals process. The Company had not recorded any adjustment to its financial statements for this matter and as such there was no effect on the Company’s financial statements for the year ended December 26, 2013 related to the closure of these audits.

As of December 26, 2013 and December 27, 2012, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

8. CAPITAL STOCK

As of December 26, 2013, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were no shares of preferred stock issued or outstanding as of December 26, 2013. There were 58,519,137 shares of common stock issued and outstanding as of December 26, 2013.

The holders of NCM Inc. common stock are entitled to one vote per share on all matters submitted for action by the NCM Inc. stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.

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

9. RELATED PARTY TRANSACTIONS

Founding Member Transactions—Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Included in the Consolidated Statements of Income:
Revenue:
Beverage concessionaire revenue (included in Advertising revenue) (1)	$41.4	$39.7	$38.0
Advertising inventory revenue (included in Advertising revenue) (2)	0.2	0.2	0.2
Operating expenses:
Theatre access fee (3)	69.4	64.5	55.4
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	5.1	5.5	8.3
Purchase of movie tickets and concession products (included in Fathom Events operating costs) (5)	0.2	0.4	1.0
Purchase of movie tickets and concession products (included in Selling and marketing costs) (5)	1.4	1.1	1.1
Purchase of movie tickets and concession products (included in Advertising operating costs) (5)	0.2	—	—
Non-operating expenses:
Gain on sale of Fathom Events (6)	25.4	—	—

(1)	For the years ended December 26, 2013, December 27, 2012 and December 29, 2011, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a specified 30 second equivalent CPM.
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	These payments are at rates (percentage of event revenue) included in the ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients and marketing resale to Fathom Events customers.
(6)	Refer to discussion of Fathom sale in Note 2—Divestiture.

	December 26, 2013	December 27, 2012
Included in the Consolidated Balance Sheets:
Current portion of note receivable—founding members (1)	4.2	—
Long-term portion of note receivable—founding members (1)	20.8	—
Investment in AC JV, LLC (2)	1.1	—
Common unit adjustments and integration payments, net of amortization (included in Intangible assets)	463.4	258.7
Current payable to founding members under tax sharing agreement	28.6	19.6
Long-term payable to founding members under tax sharing agreement	144.0	137.5

(1)	Refer to discussion of Fathom sale in Note 2—Divestiture.
(2)	Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 are as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
AMC	$29.8	$23.1	$25.3
Cinemark	36.9	24.2	25.5
Regal	37.1	29.5	32.2
NCM, Inc.	89.6	72.8	78.7

Total	$193.4	$149.6	$161.7

The mandatory distributions of available cash by NCM LLC to its founding members for the quarter ended December 26, 2013 of $31.0 million, is included in amounts due to founding members in the Consolidated Balance Sheets as of December 26, 2013 and will be made in the first quarter of 2014.

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	0.7	1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

Amounts due to founding members as of December 27, 2012 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.6	$0.9	$2.1
Cost and other reimbursement	(1.1)	(0.7)	(1.4)	(3.2)
Distributions payable, net	6.3	6.6	8.0	20.9

Total	$5.8	$6.5	$7.5	$19.8

Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2013, Regal exercised the redemption right of an aggregate 2,300,000 common membership units for a like number of shares of common stock. Such redemptions took place immediately prior to the closing of an underwritten public offering and the closing of an overallotment option. The Company did not receive any proceeds from the sale of its common stock by Regal. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in the Consolidated Statements of Income.

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

Digital Cinemas Integration Partners—NCM LLC had an agreement with Digital Cinema Integration Partners (“DCIP”), a joint venture owned by the founding members which was assigned to AC JV, LLC in connection with the sale of Fathom Events. This agreement provided for payment of a fee to DCIP whenever the digital cinema equipment is used to exhibit a Fathom event. Such fee per event showing during non-prime times (as defined in the agreements) and showing during prime times is a standard fee that is charged to all alternative content owners (including major studios) who display their programming on the digital cinema projectors. During the years ended December 26, 2013, December 27, 2012 and December 29, 2011, we paid DCIP approximately $0.8 million, $1.5 million and $0.5 million, respectively, under this agreement. The DCIP Agreement was transferred as a part of the sale of the Fathom Events business.

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

The following is a summary of advertising operating costs in the Consolidated Statements of Income between the Company and its related party affiliates (in millions):

	Years Ended
Related Party Affiliate	December 26, 2013	December 27, 2012	December 29, 2011
Starplex (1)	$2.9	$3.2	$2.9
Other (2)	0.5	1.0	0.5

Total	$3.4	$4.2	$3.4

The following is a summary of the accounts payable balance between the Company and its related party affiliates included in the Consolidated Balance Sheets (in millions):

Related Party Affiliate	As of December 26, 2013	As of December 27, 2012
Starplex (1)	$0.7	$0.7
Other (2)	0.1	0.2

Total	$0.8	$0.9

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.
(2)	Other affiliates include LA Live Cinemas LLC (“LA Live”), an affiliate of Regal, and Texas Cinemas, Corp., an affiliate of one of NCM, Inc.’s directors.

Other Transactions—NCM LLC has an agreement with an interactive media company, who is an affiliate of one of NCM Inc.’s directors, to sell some of its online inventory. During the year ended December 26, 2013, this company generated approximately $0.6 million in revenue for NCM LLC and there was approximately $0.6 million of accounts receivable due from this company as of December 26, 2013.

10. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of December 26, 2013 and December 27, 2012 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of		Maturity Date	Interest Rate
Borrowings ($ in millions)	December 26, 2013	December 27, 2012
Revolving Credit Facility	$20.0	$14.0	November 26, 2017 (1)	(2)
Term Loans	270.0	265.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$890.0	$879.0
Less: current portion of long-term debt	(14.0)	—

Long-term debt, less current portion	$876.0	$879.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

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

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

NCM LLC’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility formerly held by Lehman Brothers Holdings, Inc. (“Lehman”) will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather Lehman’s share of the revolving credit facility will be paid in full by NCM LLC to the successor lenders, along with any accrued and unpaid fees and interest by the maturity date of December 31, 2014. The maturity date applicable to the remaining outstanding principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion held by Lehman of the revolving credit facility remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 26, 2013 was 2.44%.

Term Loans—In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of December 26, 2013 was 2.92%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which the NCM LLC was in compliance at December 26, 2013, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis. There are no borrower distribution restrictions as long as the NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. As of December 26, 2013, the NCM LLC’s consolidated net senior secured leverage ratio was 2.9 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the exchange offering was completed on September 22, 2011. The Senior Unsecured Notes have a maturity date of July 15, 2021 and pay interest semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under the Company’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which the Company was in compliance as of December 26, 2013.

Senior Secured Notes due 2022—On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”). The Senior Secured Notes have a maturity date of April 15, 2022 and pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which the Company was in compliance as of December 26, 2013

Future Maturities of Borrowings—The scheduled annual maturities on the Senior Secured Credit Facility and Senior Secured and Senior Unsecured Notes as of December 26, 2013 are as follows (in millions):

Year	Amount
2014	$14.0
2015	—
2016	—
2017	6.0
2018	—
Thereafter	870.0

Total	$890.0

11. SHARE-BASED COMPENSATION

The NCM, Inc. 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plan”), reserves 12,876,000 shares of common stock available for issuance or delivery under the Equity Incentive Plan of which 4,371,729 remain available for future grants as of December 26, 2013. The types of awards that may be granted under the Equity Incentive Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Stock options awarded under the Equity Incentive Plan are granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s board of directors approves the grant. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards. Options and restricted stock vest annually over a three or five-year period and options have either 10-year or 15-year contractual terms. A forfeiture rate of 5% was estimated to reflect the potential separation of employees. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the Equity Incentive Plan. In addition, certain restricted stock awards include performance vesting conditions, which permit vesting to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. The length of the measurement period is two to three years. Restricted stock units granted to non-employee directors vest after approximately one year.

Compensation Cost—The Company recognized $5.9 million, $9.0 million and $11.8 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively, of share-based compensation expense and $0.1 million, $0.2 million and $0.2 million was capitalized during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. No compensation expense was recorded for the 2011 non-vested restricted stock grants subject to performance conditions as the grants are not expected to vest due to the projected underperformance against the specified non-GAAP targets as of December 26, 2013. The income tax benefit recognized in the income statement for share-based compensation was approximately $1.0 million, $2.6 million, and $3.2 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. As of December 26, 2013, unrecognized compensation cost related to unvested options was approximately $1.0 million, which will be recognized over a weighted average remaining period of 1.0 years. As of December 26, 2013, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $7.2 million, which will be recognized over a weighted average remaining period of 2.1 years.

Stock Options—A summary of option award activity under the Equity Incentive Plan as of December 26, 2013, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 27, 2012	4,984,952	$16.13
Granted	—	—
Exercised	(1,488,059)	13.69
Forfeited	(333,530)	17.75
Expired	(106,781)	19.79

Outstanding as of December 26, 2013	3,056,582	$17.02	6.8	$9.6
Exercisable as of December 26, 2013	2,325,589	$17.47	6.6	$6.3
Vested and expected to vest as of December 26, 2013	3,044,836	$17.02	6.8	$9.5

The weighted average grant date fair value of granted options was $4.1 and $3.8 for the years ended December 27, 2012 and December 29, 2011, respectively. The intrinsic value of options exercised during the year was $6.1 million, $1.4 million and $1.5 million for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The total fair value of awards vested during the years ended December 26, 2013, December 27, 2012 and December 29, 2011 was $4.9 million, $7.8 million and $6.2 million, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the years ended December 26, 2013, December 27, 2012 and December 29, 2011:

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
Expected term (in years)	(1)	6.0	6.0
Risk free interest rate	(1)	0.8%-1.1%	1.2%-2.4%
Expected volatility	(1)	53.2%-54.6%	30.0%-53.6%
Dividend yield	(1)	5.5%	3.8%-4.0%

(1)	The Company did not grant stock options during the year ended December 26, 2013.

Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and meeting financial performance targets, and as such restrictions lapse, the award vests in that proportion. The participants are entitled to cash dividends (excluding extraordinary) and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued cash dividends for 2011, 2012 and 2013 grants are subject to forfeiture during the restricted period should the underlying shares not vest.

The weighted average grant date fair value of non-vested stock was $15.17, $13.23 and $17.66 for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The total fair value of awards vested was $7.5 million, $6.9 million and $1.8 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

As of December 26, 2013, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and estimated vesting of performance-based restricted stock is 833,004.

A summary of restricted stock award and restricted stock unit activity under the Equity Incentive Plan as of December 26, 2013, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 27, 2012	1,707,128	$15.30
Granted	918,548	15.17
Vested	(360,528)	16.88
Forfeited	(190,282)	15.95

Non-vested balance as of December 26, 2013	2,074,866	$14.91

12. EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.0 million, $1.0 million and $0.9 million during the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively.

13. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position or results of operations.

Operating Commitments—The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel. Total lease expense for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, was $2.3 million, $2.3 million and $2.3 million, respectively. Future minimum lease payments under noncancelable operating leases as of December 26, 2013 are as follows (in millions):

Year	Minimum Lease Payments
2014	$2.6
2015	2.6
2016	2.6
2017	2.0
2018	1.7
Thereafter	4.1

Total	$15.6

Minimum Revenue Guarantees—As part of the network affiliate agreements entered in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $42.4 million over the remaining terms of the network affiliate agreements. As of December 26, 2013 and December 27, 2012, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

14. FAIR VALUE MEASUREMENTS

Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments, notes receivable and borrowings.

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—As described in Note 1— Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

As of December 26, 2013 and December 27, 2012, the Company had other investments of $1.1 million and $0.8 million, respectively. These investments are generally valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy.

As of December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 2—Divestiture. These notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 26, 2013		As of December 27, 2012
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.5	$265.0	$265.8
Senior Unsecured Notes	200.0	220.4	200.0	222.0
Senior Secured Notes	400.0	414.0	400.0	425.5

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

	As of December 26, 2013	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.3	$—	$28.3	$—
Short-term marketable securities (2)	71.3	4.5	66.8	—

Total assets	$99.6	$4.5	$95.1	$—

	As of December 27, 2012	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$50.2	$6.2	$44.0	$—
Short-term marketable securities (2)	34.2	3.0	31.2	—

Total assets	$84.4	$9.2	$75.2	$—

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)

Short-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the years ended December 26, 2013 and December 27, 2012, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. Original cost of short term marketable securities is based on the specific identification method. As of December 26, 2013 and December 27, 2012, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 26, 2013 and December 27, 2012 are as follows:

	As of December 26, 2013
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal	$4.5	$4.5	0.2
Short-term commercial paper:
Financial	50.3	50.3	0.3
Industrial	8.8	8.8	0.1
Utility	7.7	7.7	0.1

Total marketable securities	$71.3	$71.3

	As of December 27, 2012
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.0	$3.0	0.7
Short-term commercial paper:
Financial	25.1	25.1	0.2
Industrial	5.1	5.1	0.3
Municipal	1.0	1.0	—

Total marketable securities	$34.2	$34.2

(1)	Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days. The Company has the ability and intent to liquidate any security that the Company holds to fund operations over the next twelve months if necessary and as such has classified these securities as short-term.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loans. Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loans are unhedged and as of December 26, 2013 and December 27, 2012, the Company did not have any outstanding derivative assets or liabilities.

During the year ended December 27, 2012, NCM LLC paid breakage fees of $63.4 million which represented the settlement of NCM LLC’s loss position on its interest rate swap agreements. The swaps were terminated with NCM LLC in a loss position and therefore, NCM LLC paid its counterparties the outstanding amounts due based upon the fair market value on that date. The Company accounted for the $63.4 million in payments by recording a loss on swap terminations of $26.7 million in the Consolidated Statements of Income, which related to swaps that hedged the interest payments on debt that was paid off during NCM LLC’s refinancing. Since those future interest payments were no longer probable of occurring, the Company discontinued hedge accounting and immediately reclassified the balance in Accumulated Other Comprehensive Income (“AOCI”) of $26.7 million into earnings in accordance with ASC 815 Derivatives and Hedging (“ASC 815”). The remainder of the breakage fees, or $36.7 million, was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815 which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of December 26, 2013, there was approximately $11.6 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI. The Company estimates approximately $10.0 million will be amortized to earnings in the next twelve months.

During the years ended December 27, 2012 and December 29, 2011, the Company also recorded changes in the fair value and amortization of AOCI related to an interest rate swap on its term loan in which the Company discontinued cash flow hedge accounting in 2008 due to the bankruptcy of its counterparty.

The effect of derivative instruments in cash flow hedge relationships on the audited Consolidated Financial Statements for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

	Unrealized Gain Recognized in NCM, Inc.’s Other Comprehensive Income (Pre-tax)			Realized Loss Recognized in Interest on Borrowings (Pre-tax)
	Years Ended			Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011	December 26, 2013	December 27, 2012	December 29, 2011
Interest Rate Swaps	$10.3	$26.0	$(18.1)	$—	$(9.1)	$(19.5)

The effect of derivatives not designated as hedging instruments under ASC 815 on the audited Consolidated Financial Statements for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

		Gain (Loss) Recognized in Non-Operating Expenses (Pre-tax)
		Years Ended
Derivative Instruments not Designated as Hedging Instruments	Income Statement Location	December 26, 2013	December 27, 2012	December 29, 2011
Realized loss on derivative instruments	Interest on borrowings	$—	$(5.1)	$(6.5)
Gain from change in fair value on cash flow hedges	Change in derivative fair value	—	3.0	—
Amortization of AOCI on discontinued cash flow hedges	Amortization of terminated derivatives	(10.3)	(4.0)	(1.3)

Total		$(10.3)	$(6.1)	$(7.8)

The changes in AOCI by component for the year ended December 26, 2013 were as follows (in millions):

	Year Ended December 26, 2013	Income Statement Location
Balance at beginning of period	$(6.7)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	10.3	Amortization of terminated derivatives

Total amounts reclassified from AOCI	10.3

Noncontrolling interest on reclassifications	(5.6)
Tax effect on reclassifications	(1.8)

Net other comprehensive income	2.9

Impact of subsidiary ownership changes	0.6

Balance at end of period	$(3.2)

16. SEGMENT REPORTING

Advertising revenue accounted for 92.1%, 91.2% and 88.7%, of consolidated revenue for the years ended December 26, 2013, December 27, 2012 and December 29, 2011, respectively. The following table presents revenue, less directly identifiable expenses to arrive at income before income taxes for the advertising reportable segment, the combined Fathom Events operating segments, and network, administrative and unallocated costs. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

	Year Ended December 26, 2013 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$426.3	$36.5	$—	$462.8
Operating costs	98.4	25.5	19.4	143.3
Selling and marketing costs	56.1	3.6	1.8	61.5
Administrative and other costs	2.9	0.9	25.6	29.4
Depreciation and amortization	—	—	26.6	26.6
Interest and other non-operating costs	—	—	52.0	52.0

Income (loss) before income taxes	$268.9	$6.5	$(125.4)	$150.0

	Year Ended December 27, 2012 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$409.5	$39.3	$—	$448.8
Operating costs	95.8	29.0	19.8	144.6
Selling and marketing costs	53.9	4.2	2.4	60.5
Administrative and other costs	2.6	0.8	28.1	31.5
Depreciation and amortization	—	—	20.4	20.4
Interest and other non-operating costs	—	—	99.8	99.8

Income (loss) before income taxes	$257.2	$5.3	$(170.5)	$92.0

	Year Ended December 29, 2011 (in millions)
	Advertising	Fathom Events	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$386.2	$49.2	$—	$435.4
Operating costs	80.0	34.1	18.6	132.7
Selling and marketing costs	49.2	7.9	2.7	59.8
Administrative and other costs	2.6	0.8	27.0	30.4
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	73.7	73.7

Income (loss) before income taxes	$254.4	$6.4	$(140.8)	$120.0

The following is a summary of revenue by category (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
National advertising revenue	$295.0	$288.7	$267.6
Local advertising revenue	89.9	81.1	80.6
Founding member advertising revenue from beverage concessionaire agreements	41.4	39.7	38.0
Fathom Consumer revenue	34.4	34.2	35.0
Fathom Business revenue	2.1	5.1	14.2

Total revenue	$462.8	$448.8	$435.4

17. VALUATION AND QUALIFYING ACCOUNTS

The Company’s valuation allowance for doubtful accounts and deferred tax assets for the years ended December 26, 2013, December 27, 2012 and December 29, 2011 were as follows (in millions):

	Years Ended
	December 26, 2013	December 27, 2012	December 29, 2011
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$4.5	$4.3	$3.7
Provision for bad debt	2.1	1.2	2.1
Write-offs, net	(0.9)	(1.0)	(1.5)

Balance at end of period	$5.7	$4.5	$4.3

VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$3.3	$3.2	$1.7
Valuation allowance (reversed) recorded	(3.3)	—	1.5
Adjustment	—	0.1	—

Balance at end of period	$—	$3.3	$3.2

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Consolidated Statements of Income for the years ended December 26, 2013 and December 27, 2012 (in millions, except per share data):

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$82.2	$122.8	$135.1	$122.7
Operating expenses	60.6	64.8	67.7	67.7
Operating income	21.6	58.0	67.4	55.0
Consolidated net income (4)	1.9	32.0	42.3	53.6
(Loss) Net income attributable to NCM, Inc. (4)	(1.0)	9.5	13.7	19.0
(Loss) Earnings per NCM, Inc. share, basic (1)(4)	(0.02)	0.17	0.24	0.35
(Loss) Earnings per NCM, Inc. share, diluted (1)(4)	(0.02)	0.17	0.24	0.34

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$79.1	$110.1	$143.7	$115.9
Operating expenses	62.1	64.8	65.6	64.5
Operating income	17.0	45.3	78.1	51.4
Consolidated net income (loss) (2)(3)	0.7	(0.9)	49.0	16.5
(Loss) Net income attributable to NCM, Inc. (2)(3)	(0.9)	(1.9)	16.7	(0.5)
(Loss) Earnings per NCM, Inc. share, basic (1)(2)(3)	(0.02)	(0.03)	0.31	(0.01)
(Loss) Earnings per NCM, Inc. share, diluted (1)(2)(3)	(0.02)	(0.03)	0.30	(0.01)

(1)	Earnings per share in each quarter is computed using the weighted-average number of common shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of common shares outstanding during the year.
(2)	During the second quarter of 2012, the Company recorded a loss of approximately $26.7 million related to partial swap terminations. Refer to Note 15—Derivative Instruments and Hedging Activities.
(3)	During the fourth quarter of 2012, the Company recorded adjustments to the measurement of the deferred tax assets and the long-term payable to the founding member liability’s expected net realized tax benefit. The net amount of these adjustments was $6.2 million. Refer to Note 7—Income Taxes.
(4)	During the fourth quarter of 2013, the Company recorded a gain of $25.4 million related to the sale of Fathom Events. Refer to Note 2—Divestiture.

19. SUBSEQUENT EVENTS

On January15, 2014, the Company declared a cash dividend of $0.22 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 6, 2014 to be paid on March 20, 2014. The Company also declared a special cash dividend on February 7, 2014 of $0.50 per share (approximately $29.3 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 6, 2014 to be paid on March 20, 2014.