Form 10-Q
period 2014-03-27
National CineMedia, Inc.
filed 2014-05-06
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2014

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

As of April 29, 2014, 60,837,273 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	March 27, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16.6	$54.7
Short-term marketable securities	51.4	71.3
Receivables, net of allowance of $5.4 and $5.7, respectively	85.4	120.4
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	4.9	3.1
Deferred tax assets	2.7	4.2
Income tax receivable	8.8	7.6
Current portion of notes receivable—founding members	4.2	4.2
Other current assets—related parties	0.9	—

Total current assets	174.9	265.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $70.9 and $69.5, respectively	24.9	25.6
Intangible assets, net of accumulated amortization of $53.4 and $48.7, respectively	503.7	492.0
Deferred tax assets	244.9	244.2
Debt issuance costs, net of accumulated amortization of $15.7 and $15.0, respectively	17.0	17.7
Long-term notes receivable, net of current portion—founding members	20.8	20.8
Other investments—related parties	1.1	1.1
Long-term marketable securities	10.8	—
Other assets	0.3	0.4

Total non-current assets	823.5	801.8

TOTAL ASSETS	$998.4	$1,067.3

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$8.6	$30.1
Payable to founding members under tax receivable agreement	9.8	28.6
Accrued expenses	20.4	19.7
Accrued payroll and related expenses	5.9	13.9
Accounts payable (including $0.7 and $0.8 to related party affiliates, respectively)	9.8	20.5
Deferred revenue	6.3	4.7
Deferred tax liability	0.2	—
Current portion of long-term debt	14.0	14.0

Total current liabilities	75.0	131.5

NON-CURRENT LIABILITIES:
Long-term debt	893.0	876.0
Deferred tax liability	61.1	61.9
Payable to founding members under tax receivable agreement	148.5	144.0

Total non-current liabilities	1,102.6	1,081.9

Total liabilities	1,177.6	1,213.4

COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 58,716,346 and 58,519,137 issued and outstanding, respectively	0.6	0.6
Additional paid in capital (deficit)	(265.7)	(271.7)
Retained earnings (distributions in excess of earnings)	(124.5)	(80.0)
Accumulated other comprehensive loss	(2.5)	(3.2)

Total NCM, Inc. stockholders’ equity/(deficit)	(392.1)	(354.3)
Noncontrolling interests	212.9	208.2

Total equity/(deficit)	(179.2)	(146.1)

TOTAL LIABILITIES AND EQUITY	$998.4	$1,067.3

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
REVENUE:
Advertising (including revenue from founding members of $9.5 and 8.9, respectively)	$70.2	$73.7
Fathom Events	—	8.5

Total	70.2	82.2

OPERATING EXPENSES:
Advertising operating costs (including $0.5 and $0.6 to related parties, respectively)	5.0	5.7
Fathom Events operating costs (including $0.0 and $0.9 to founding members, respectively)	—	5.8
Network costs	4.6	5.0
Theatre access fees—founding members	17.4	15.6
Selling and marketing costs (including $0.2 and $0.2 to founding members, respectively)	15.0	15.4
Administrative and other costs	7.6	7.7
Depreciation and amortization	7.8	5.4

Total	57.4	60.6

OPERATING INCOME	12.8	21.6

NON-OPERATING EXPENSES:
Interest on borrowings	13.1	13.3
Interest income (including $0.3 and $0.0 from founding members, respectively)	(0.4)	(0.1)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.8	3.4
Amortization of terminated derivatives	2.5	2.5
Other non-operating expense	0.1	—

Total	19.1	19.1

(LOSS) INCOME BEFORE INCOME TAXES	(6.3)	2.5
Income tax (benefit) expense	(1.7)	0.6

CONSOLIDATED NET (LOSS) INCOME	(4.6)	1.9
Less: Net (loss) income attributable to noncontrolling interests	(1.5)	2.9

NET LOSS ATTRIBUTABLE TO NCM, INC.	$(3.1)	$(1.0)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	58,618,800	54,611,614
Diluted	58,618,800	54,611,614

Dividends declared per common share	$0.72	$0.22

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
CONSOLIDATED NET (LOSS) INCOME, NET OF TAX	$(4.6)	$1.9
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.4 and $0.4, respectively	2.1	2.1

CONSOLIDATED COMPREHENSIVE (LOSS) INCOME	(2.5)	4.0

Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.1)	4.3

COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(2.4)	$(0.3)

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(4.6)	$1.9
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Deferred income tax expense	6.2	5.4
Depreciation and amortization	7.8	5.4
Non-cash share-based compensation	2.0	2.1
Excess tax benefit from share-based compensation	0.2	—
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.8	3.4
Amortization of terminated derivatives	2.5	2.5
Amortization of debt issuance costs	0.7	0.6
Changes in operating assets and liabilities:
Receivables, net	35.0	34.9
Accounts payable and accrued expenses	(17.0)	(9.2)
Amounts due to founding members	2.7	1.3
Payment to founding members under tax receivable agreement	(25.1)	(10.1)
Income taxes and other	(2.3)	(9.6)

Net cash provided by operating activities	11.9	28.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.1)	(2.7)
Purchases of marketable securities	(37.3)	(16.8)
Proceeds from sale and maturities of marketable securities	46.5	26.1
Purchases of intangible assets from affiliate circuits	(0.5)	(0.5)

Net cash provided by investing activities	6.6	6.1

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(42.3)	(12.1)
Proceeds from borrowings	49.0	18.0
Repayments of borrowings	(32.0)	(18.0)
Founding member integration payments	0.7	—
Distributions to founding members	(31.0)	(20.9)
Excess tax benefit from share-based compensation	(0.2)	—
Proceeds from stock option exercises	0.5	1.4
Repurchase of stock for restricted stock tax withholding	(1.3)	(1.7)

Net cash used in financing activities	(56.6)	(33.3)

CHANGE IN CASH AND CASH EQUIVALENTS	(38.1)	1.4
Cash and cash equivalents at beginning of period	54.7	72.4

Cash and cash equivalents at end of period	$16.6	$73.8

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 27, 2014	March 28, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$69.0
Accrued distributions to founding members	$6.2	$8.0
(Decrease) increase in dividends not requiring cash in the period	$(0.9)	$0.4
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.2	$11.2
Refunds for income taxes, net of payments	$(7.0)	$—

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings	Accumulated
		Common Stock		Paid in	(Distribution	Other
	Consolidated	Shares issued	Amount	Capital (Deficit)	in Excess of Earnings)	Comprehensive Loss	Noncontrolling Interest
Balance—December 26, 2013	$(146.1)	58,519,137	$0.6	$(271.7)	$(80.0)	$(3.2)	$208.2
Distributions to founding members	(6.2)	—	—	—	—	—	(6.2)
NCM LLC equity returned for purchase of intangible asset	16.4	—	—	7.5	—	—	8.9
Income tax and other impacts of NCM LLC ownership changes	(0.7)	—	—	(2.2)	—	—	1.5
Comprehensive income, net of tax	(2.5)	—	—	—	(3.1)	0.7	(0.1)
Share-based compensation issued	(0.9)	197,209	—	(0.9)	—	—	—
Share-based compensation expense/capitalized	2.0	—	—	1.4	—	—	0.6
Excess tax benefit from share-based compensation	0.2	—	—	0.2	—	—	—
Cash dividends declared $0.72 per share	(41.4)	—	—	—	(41.4)	—	—

Balance—March 27, 2014	$(179.2)	58,716,346	$0.6	$(265.7)	$(124.5)	$(2.5)	$212.9

Balance—December 27, 2012	$(356.4)	54,486,346	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7
Distributions to founding members	(8.0)	—	—	—	—	—	(8.0)
NCM LLC equity returned for purchase of intangible asset	69.0	—	—	32.4	—	—	36.6
Income tax and other impacts of NCM LLC ownership changes	(6.8)	—	—	(10.1)	—	—	3.3
Comprehensive income, net of tax	4.0	—	—	—	(1.0)	0.7	4.3
Share-based compensation issued	(0.3)	374,804	—	(0.3)	—	—	—
Share-based compensation expense/capitalized	2.1	—	—	1.4	—	—	0.7
Cash dividends declared $0.22 per share	(12.4)	—	—	—	(12.4)	—	—

Balance—March 28, 2013	$(308.8)	54,861,063	$0.5	$(339.0)	$(83.9)	$(6.0)	$119.6

See accompanying notes to condensed consolidated financial statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), an LLC owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with AMC, Regal and Cinemark. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members.” NCM LLC also provides the Services to certain third-party theatre circuits under network affiliate agreements referred to in this document as “network affiliates”, which expire at various dates.

As of March 27, 2014, NCM LLC had 128,259,925 common membership units outstanding, of which 58,716,346 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 4—Related Party Transactions.

Basis of Presentation

The Company has prepared the unaudited condensed consolidated financial statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report. The balance sheet as of December 26, 2013 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 26, 2013.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 4—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation, and income taxes. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 26, 2013 contain a complete discussion of the Company’s significant accounting policies.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s reportable segment under the requirements of ASC 280, Segment Reporting (“ASC 280”). Until its sale, Fathom Events was an operating segment under ASC 280, but did not meet the annual quantitative thresholds for segment reporting. The Company does not evaluate its segments on a fully allocated cost basis, nor does the Company track segment assets separately. Therefore, the measure of segment operating income net of direct expenses presented herein is not prepared on the same basis as operating income in the unaudited condensed consolidated statements of income and the results are not indicative of what segment results of operations would have been had it been operated on a fully allocated cost basis. The Company cautions that it would be inappropriate to assume that unallocated operating costs are incurred proportional to segment revenue or any directly identifiable segment expenses. Refer to Note 9—Segment Reporting.

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk is reduced by dealing with large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. As of March 27, 2014 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the three months ended March 27, 2014, revenue related to NCM LLC’s founding members’ beverage supplier accounted for 13.3% of total revenue. During the three months ended March 28, 2013, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued stock options, restricted stock and restricted stock units. In 2014 and 2013, the Company did not grant stock options. Restricted stock and restricted stock units granted prior to 2013 vest upon the achievement of Company performance measures and service conditions. In 2013, the Company granted restricted stock and restricted stock units that vest upon the achievement of Company performance measures and service conditions, or only service conditions. In 2014, restricted stock grants for Company officers vest upon the achievement of Company performance measures and service conditions, or only service conditions, while non-officers grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on all unvested restricted stock and are only paid with respect to shares that actually vest. During the three months ended March 27, 2014 and March 28, 2013, respectively, 247,988 and 359,528 shares of restricted stock and restricted stock units vested. During the three months ended March 27, 2014 and March 28, 2013, respectively, 21,298 and 130,615 stock options were exercised at a weighted average exercise price of $15.35 and 10.56 per share, respectively.

In connection with the Company’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of the Company’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by the Company’s employees were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35—$24.68 per share to $5.18—$23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options. The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares. There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

Consolidation— NCM, Inc. consolidates the accounts of NCM LLC under the provision of ASC 810, Consolidation (“ASC 810”). Under ASC 810, a managing member of a limited liability company (“LLC”) is presumed to control the LLC, unless the non-managing members have the right to dissolve the entity or remove the managing member without cause, or if the non-managing members have substantive participating rights. The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participation rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
Net loss attributable to NCM, Inc.	$(3.1)	$(1.0)
NCM LLC equity issued for purchase of intangible asset	7.5	32.4
Income tax and other impacts of subsidiary ownership changes	(2.2)	(10.1)

Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$2.2	$21.3

Income Taxes—Income taxes are accounted for under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be recovered or settled pursuant to the provisions of ASC 740, Income Taxes. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

	Three Months Ended
	March 27, 2014	March 28, 2013
Net loss attributable to NCM, Inc. (in millions)	$(3.1)	$(1.0)

Weighted average shares outstanding:
Basic	58,618,800	54,611,614
Add: Dilutive effect of stock options and restricted stock	—	—

Diluted	58,618,800	54,611,614

Loss per NCM, Inc. share:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)

The effect of 68,575,219 and 58,229,424 exchangeable NCM LLC common units held by the founding members for the three months ended March 27, 2014 and March 28, 2013, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 5,196,784 and 6,558,355 stock options and non-vested (restricted) shares for the three months ended March 27, 2014 and March 28, 2013, respectively, excluded from the calculation due to the net loss during those periods. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3. INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014 and 2013, NCM LLC issued 1,087,911 and 4,536,014 common membership units to its founding members, respectively, for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during the previous year. NCM LLC recorded a net intangible asset of $16.4 million and $69.0 million during the first quarter of 2014 and 2013, respectively, as a result of the Common Unit Adjustments.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment. If the founding members make this election, they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended March 27, 2014, NCM LLC recorded a reduction to net intangible assets of $0.2 million related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider. During the three months ended March 27, 2014 and March 28, 2013, AMC and Cinemark paid a total of $0.7 million and $0.0 million, respectively, in integration payments.

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

4. RELATED PARTY TRANSACTIONS

Founding Member Transactions—Following is a summary of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the Condensed Consolidated Statements of Income:	March 27, 2014	March 28, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$9.4	$8.9
Advertising inventory revenue (included in advertising revenue) (2)	0.1	—
Operating expenses:
Theatre access fee (3)	17.4	15.6
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	0.9
Purchase of movie tickets and concession products (included in selling and marketing costs) (5)	0.2	0.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.3	—

(1)	For the three months ended March 27, 2014 and March 28, 2013, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Prior to the sale of Fathom Events on December 26, 2013, these payments were at rates (percentage of event revenue) included in the previous ESAs based on the nature of the event.
(5)	Used primarily for marketing to NCM LLC’s advertising clients.
(6)	On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Consolidated Balance Sheets:	March 27, 2014	December 26, 2013
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Current portion of notes receivable—founding members (2)	4.2	4.2
Long-term portion of notes receivable—founding members (2)	20.8	20.8
Interest receivable on notes receivable (2)	0.3	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (3)	474.7	463.4
Current payable to founding members under tax receivable agreement (4)	9.8	28.6
Long-term payable to founding members under tax receivable agreement (4)	148.5	144.0

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	Refer to the discussion of notes receivable from the founding members above.
(3)	Refer to Note 3—Intangible Assets for further information on integration payments.
(4)	The Company paid the founding members $25.1 million in the first quarter of 2014, of which $6.7 million was net operating loss carrybacks for the 2009, 2010 and 2011 tax years and $18.4 million was for the 2013 tax year.

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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s Initial Public Offering (“IPO”), NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three months ended March 27, 2014 and March 28, 2013 are as follows (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
AMC	$1.7	$2.5
Cinemark	2.2	2.4
Regal	2.3	3.1
NCM, Inc.	5.3	7.1

Total	$11.5	$15.1

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended March 27, 2014 of $6.2 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of March 27, 2014 and will be made in the second quarter of 2014.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of March 27, 2014 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	$0.8	$1.2	$2.7
Cost and other reimbursement	(0.1)	(0.2)	—	(0.3)
Distributions payable	1.7	2.2	2.3	6.2

Total	$2.3	$2.8	$3.5	$8.6

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.7	$1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable, net	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

AC JV, LLC Transactions –Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Three Months Ended
Included in the Condensed Consolidated Statements of Income:	March 27, 2014	March 28, 2013
Transition services (included in network costs) (1)	$0.1	$—

(1)	In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.

	As of
Included in the Condensed Consolidated Balance Sheets:	March 27, 2014	December 26, 2013
Amounts due from AC JV, LLC (included in other current assets) (1)	$0.6	$—
Investment in AC JV, LLC (included in other investments) (2)	1.1	1.1

(1)	As described above, NCM LLC entered into a transition services agreement with AC JV, LLC for reimbursement of certain expenses and NCM LLC continued to perform back office accounting and as such, these amounts primarily represent the settlement of AC JV, LLC’s revenue and expenses.
(2)	The Company accounted for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 970-323, Investments—Equity Method and Joint Ventures (“ASC 970-323”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 970-323 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC. The Company’s proportional share of equity in the earnings of AC JV, LLC is recorded within other non-operating income (expense) in the unaudited Condensed Consolidated Statements of Income.

Related Party Affiliates — NCM LLC enters into network affiliate agreements with network affiliates for NCM LLC to provide in-theatre advertising at theatre locations that are owned by companies that are affiliates of certain of the founding members or directors of NCM, Inc. Related party affiliate agreements are entered into at terms that are similar to those of the Company’s other network affiliates.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of advertising operating costs in the unaudited Condensed Consolidated Statements of Income between the Company and its related party affiliates (in millions):

	Three Months Ended
Related Party Affiliate	March 27, 2014	March 28, 2013
Starplex (1)	$0.5	$0.5
Other	—	0.1

Total	$0.5	$0.6

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the unaudited Condensed Consolidated Balance Sheets (in millions):

	As of March 27, 2014
Related Party Affiliate	March 27, 2014	December 26, 2013
Starplex (1)	$0.7	$0.7
Other	—	0.1

Total	$0.7	$0.8

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.

Other Transactions – NCM LLC has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the three months ended March 27, 2014 and March 28, 2013, this company generated approximately $0.1 million and $0.1 million, respectively, in revenue for NCM LLC and there was approximately $0.6 million and $0.6 million of accounts receivable due from this company as of March 27, 2014 and December 26, 2013, respectively.

5. BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of March 27, 2014 and December 26, 2013 and the significant terms of its borrowing arrangements.

	Outstanding Balance as of
Borrowings ($ in millions)	March 27, 2014	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$37.0	$20.0	November 26, 2017 (1)	(2)
Term Loans	270.0	270.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$907.0	$890.0
Less: current portion of long-term debt	(14.0)	(14.0)
Long-term debt, less current portion	$893.0	$876.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

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

NCM LLC’s total availability under the revolving credit facility is $124.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts. This portion of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, on December 31, 2014. The maturity date applicable to any remaining outstanding revolving credit facility principal is November 26, 2017.

Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). On May 2, 2013, NCM LLC entered into an amendment of its senior secured credit facility whereby the applicable margins on the $110.0 million portion of the revolving credit facility decreased by 25 basis points to the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility discussed above remained unchanged at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 27, 2014 was 2.16%.

Term Loans— In connection with the amendment of its senior secured credit facility on May 2, 2013, the interest rate on the term loans decreased by 50 basis points to a rate at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of March 27, 2014 was 2.91%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of March 27, 2014, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. As of March 27, 2014, NCM LLC’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012. The notes are subordinated to all existing and future secured debt, including indebtedness under NCM LLC’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain covenants with which NCM LLC was in compliance as of March 27, 2014.

Senior Secured Notes due 2022—On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012. The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Senior Secured Notes contain certain covenants with which NCM LLC was in compliance as of March 27, 2014.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. The maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $40.9 million over the remaining terms of the network affiliate agreements. As of March 27, 2014 and December 26, 2013, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes—The Company is subject to taxation in the U.S. and various states. As of March 27, 2014 and December 26, 2013, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

7. FAIR VALUE MEASUREMENTS

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

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—The Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

As of March 27, 2014 and December 26, 2013, the Company had other investments of $1.1 million, which was comprised of the Company’s investment in AC JV, LLC. As of December 26, 2013, this investment was valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy. The fair value of the investments was not estimated as of March 27, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investments, and it is not practicable to do so because the equity securities are not in a publicly traded company.

As of March 27, 2014 and December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. As of December 26, 2013, these notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs. The fair value of the notes was not estimated as of March 27, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of March 27, 2014		As of December 26, 2013
($ in millions)	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.1	$270.0	$269.5
Senior Unsecured Notes	200.0	221.4	200.0	220.4
Senior Secured Notes	400.0	422.3	400.0	414.0

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of March 27, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$7.4	$2.7	$4.7	$—
Short-term marketable securities (2)	51.4	4.6	46.8	—
Long-term marketable securities (2)	10.8	10.0	0.8	—

Total assets	$69.6	$17.3	$52.3	$—

		Fair Value Measurements at Reporting Date Using
	As of December 26, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.3	$—	$28.3	$—
Short-term marketable securities (2)	71.3	4.5	66.8	—

Total assets	$99.6	$4.5	$95.1	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)	Short-Term and Long-Term Marketable Securities — The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three months ended March 27, 2014 and March 28, 2013, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. Original cost of short-term marketable securities is based on the specific identification method. As of March 27, 2014 and December 26, 2013, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 27, 2014 and December 26, 2013 are as follows:

	As of March 27, 2014
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal	$2.6	$2.6	0.5
Short-term U.S. government agency bonds	2.0	2.0	0.3
Short-term commercial paper:
Financial	34.8	34.8	0.2
Industrial	7.0	7.0	0.5
Utility	5.0	5.0	0.1

Total short-term marketable securities	51.4	51.4
Long-term U.S. government treasury bonds	5.1	5.1	3.5
Long-term municipal	0.4	0.4	1.5
Long-term U.S. government agency bonds	4.5	4.5	4.1
Long-term certificates of deposit	0.8	0.8	4.3

Total long-term marketable securities	10.8	10.8

Total marketable securities	$62.2	$62.2

	As of December 26, 2013
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal	$4.5	$4.5	0.2
Short-term commercial paper:
Financial	50.3	50.3	0.3
Industrial	8.8	8.8	0.1
Utility	7.7	7.7	0.1

Total marketable securities	$71.3	$71.3

(1)	Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of March 27, 2014 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities. A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of March 27, 2014, there was approximately $9.1 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI and will be amortized into earnings in the next twelve months.

The changes in AOCI by component for the three months ended March 27, 2014 and March 28, 2013 were as follows (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013	Income Statement Location
Balance at beginning of period	$(3.2)	$(6.7)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	2.5	2.5	Amortization of terminated derivatives

Total amounts reclassified from AOCI	2.5	2.5

Noncontrolling interest on reclassifications	(1.4)	(1.4)
Tax effect on reclassifications	(0.4)	(0.4)

Net other comprehensive income	0.7	0.7

Impact of subsidiary ownership changes	—	—

Balance at end of period	$(2.5)	$(6.0)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. SEGMENT REPORTING

Advertising revenue accounted for 100.0% and 89.7% of consolidated revenue for the three months ended March 27, 2014 and March 28, 2013, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs.

	Three Months Ended March 27, 2014 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$70.2	$—	$—	$70.2
Operating costs	22.4	—	4.6	27.0
Selling and marketing costs	14.3	—	0.7	15.0
Administrative and other costs	0.8	—	6.8	7.6
Depreciation and amortization	—	—	7.8	7.8
Interest and other non-operating costs	—	—	19.1	19.1

Income (loss) before income taxes	$32.7	$—	$(39.0)	$(6.3)

	Three Months Ended March 28, 2013 (in millions)
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$73.7	$8.5	$—	$82.2
Operating costs	21.3	5.8	5.0	32.1
Selling and marketing costs	13.7	1.1	0.6	15.4
Administrative and other costs	0.3	0.2	7.2	7.7
Depreciation and amortization	—	—	5.4	5.4
Interest and other non-operating costs	—	—	19.1	19.1

Income (loss) before income taxes	$38.4	$1.4	$(37.3)	$2.5

The following is a summary of revenues by category (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
National advertising revenue	$42.7	$51.5
Local advertising revenue	18.1	13.3
Founding member advertising revenue from beverage concessionaire agreements	9.4	8.9
Fathom Consumer revenue (1)	—	8.3
Fathom Business revenue (1)	—	0.2

Total revenue	$70.2	$82.2

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 4—Related Party Transactions.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

10. SUBSEQUENT EVENTS

On April 30, 2014, the Company declared a cash dividend of $0.22 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 19, 2014 to be paid on June 2, 2014.

On May 5, 2014, NCM, Inc. agreed to acquire Screenvision from SV Holdco, LLC through an Agreement and Plan of Merger (the “Merger Agreement”), by and among NCM, Inc., and two newly formed NCM, Inc. subsidiaries (collectively “NCM Subsidiaries”) and various Screenvision Holdco LLC subsidiaries (collectively “SV Subsidiaries”). Pursuant to the Merger Agreement, SV Subsidiaries will be acquired by NCM, Inc. as a result of the merger of SV Subsidiaries with NCM Subsidiaries (the “Merger”). As consideration for the Merger, SV Holdco will receive from NCM, Inc. $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares at a fixed price of $15.15 per share). The merger consideration is subject to reduction by an amount equal to 11.8 times the amount, if any, by which SV Subsidiary’s consolidated audited Adjusted EBITDA (calculated consistent with its past practice) for the twelve months ended April 30, 2014 is less than $31.3 million. The merger consideration is also subject to an upward adjustment by the amount of Screenvision’s positive working capital at closing, up to a maximum adjustment of $10.0 million.

Consummation of the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Approval”) and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc., SV Holdco and Screenvision to approve the Merger has occurred. NCM, Inc. intends to obtain financing in the form of a bank loan (“NCM Loan”) to finance the transaction. Following the merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, NCM, Inc. expects that it will contribute the Screenvision assets and debt incurred to finance the acquisition to NCM LLC in exchange for 9,900,990 NCM LLC membership units and that the combined operation will result in an estimated $30 million of annual operating cost synergies. It is anticipated that NCM LLC will refinance the NCM Loan with additional NCM LLC debt that could include additional senior secured bank debt or senior secured or unsecured notes. NCM, Inc. and NCM LLC expect that such a contribution would also include an agreement to indemnify each other with respect to potential tax and other liabilities in connection with the contribution. NCM LLC’s founding members and NCM, Inc. have agreed to amend the tax receivable agreement following the Merger. This amendment will provide that any favorable tax attributes effectively acquired by NCM, Inc. from Screenvision as a result of the Merger (including the amount of any net operating losses) will not reduce the amount of any payments that would have otherwise been made by NCM, Inc. to NCM LLC’s founding members under the tax receivable agreement if the Merger had not occurred.

The Merger Agreement requires termination payments upon termination of the Merger Agreement under specified circumstances. NCM, Inc. is required to pay SV Holdco a termination fee of $28.84 million if HSR Approval has not been obtained or NCM, Inc. has materially breached its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied. If SV Holdco has materially breached its representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, SV Holdco is required to pay NCM, Inc. a termination fee of $10 million and, if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2013. The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2013. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising. Our revenue is principally derived from the sale of advertising. We have long-term ESAs with NCM LLC’s founding members (approximately 23 years remaining as of March 27, 2014) and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming are distributed across our proprietary digital content satellite network (“DCN”). Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN and 100% of the FirstLook pre-show is projected on digital projectors (79% digital cinema projectors and 21% LCD projectors).

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. The Fathom Events business focused on the marketing and distribution of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for AC JV, LLC for nine months following closing. In addition, NCM LLC entered into a services agreement with a term coinciding with the digital programming ESAs, which grants AC JV, LLC advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. NCM LLC has also agreed to provide creative and media production services for the same fee available to the founding members related to the marketing of their core theatrical business.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business and adjust operating strategy and tactics as needed. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee, as well as our operating cash flow and related financial leverage and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 21, 2014 for the Company’s fiscal year ended December 26, 2013.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share data):

	Three Months Ended		% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013
Revenue:
Advertising	$70.2	$73.7	(4.7%)
Fathom Events	—	8.5	(100.0%)

Total	70.2	82.2	(14.6%)
Operating expenses	57.4	60.6	(5.3%)

Operating income	12.8	21.6	(40.7%)
Non-operating expense	19.1	19.1	0.0%
Income tax (benefit) expense	(1.7)	0.6	(383.3%)
Net (loss) income attributable to noncontrolling interests	(1.5)	2.9	(151.7%)

Net loss attributable to NCM, Inc.	$(3.1)	$(1.0)	210.0%

Net loss per NCM, Inc. basic share	$(0.05)	$(0.02)	188.8%
Net loss per NCM, Inc. diluted share	$(0.05)	$(0.02)	188.8%
Adjusted OIBDA	$22.6	$29.1	(22.4%)
Adjusted OIBDA margin	32.2%	35.4%	(3.2%)
Total theatre attendance (1) (2)	166.5	154.6	7.7%

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

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

The following table reconciles consolidated net income (loss) to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
Consolidated net (loss) income	$(4.6)	$1.9
Income tax (benefit) expense	(1.7)	0.6
Interest and other non-operating costs	19.1	19.1
Depreciation and amortization	7.8	5.4

OIBDA	$20.6	$27.0
Share-based compensation costs (1)	2.0	2.1

Adjusted OIBDA	$22.6	$29.1

Total revenue	$70.2	$82.2
Adjusted OIBDA margin	32.2%	35.4%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited condensed consolidated financial statements.

Basis of Presentation

The results of operations data for the three months ended March 27, 2014 and March 28, 2013 was derived from the unaudited condensed consolidated financial statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended March 27, 2014 and March 28, 2013

Revenue. Total revenue decreased $12.0 million, or 14.6%, from $82.2 million for the three months ended March 28, 2013 to $70.2 million for the three months ended March 27, 2014. The following is a summary of revenue by category (in millions).

	Three Months Ended		$ Change	% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013	Q1 2014 to Q1 2013
National advertising revenue	$42.7	$51.5	$(8.8)	(17.1%)
Local advertising revenue	18.1	13.3	4.8	36.1%
Founding member advertising revenue from beverage concessionaire agreements	9.4	8.9	0.5	5.6%
Fathom Consumer revenue	—	8.3	(8.3)	(100.0%)
Fathom Business revenue	—	0.2	(0.2)	(100.0%)

Total revenue	$70.2	$82.2	$(12.0)	(14.6%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended March 27, 2014 and March 28, 2013:

	Three Months Ended		% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013
National advertising revenue per attendee	$0.256	$0.333	(23.1%)
Local advertising revenue per attendee	$0.109	$0.086	26.7%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.365	$0.419	(12.9%)
Total advertising revenue per attendee	$0.422	$0.477	(11.5%)
Total theatre attendance	166.5	154.6	7.7%

National advertising revenue. The $8.8 million, or 17.1%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a decrease in national inventory utilization which fell from 86.0% in the first quarter of 2013 to 72.6% in the first quarter of 2014. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate. Revenue and utilization decreased in part from lower content partner revenue which decreased $3.0 million, or 16.0%, in the first quarter of 2014, compared to the first quarter of 2013. The decrease in national advertising revenue was also due to a 10.1% decrease in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and increased competition from other national video networks, including several new online and mobile advertising platforms.

Local advertising revenue. The $4.8 million, or 36.1%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 16.0% and an increase in the average contract value of 19.5% in the first quarter of 2014, compared to the first quarter of 2013. The increase in contract volume and average contract value was driven by an increase of contracts over $250,000. Revenue from contracts greater than $250,000 increased by $4.0 million, which represented growth in the number of contracts of 350% and growth in the average contract value of 18.7% during the first quarter of 2014, compared to the first quarter of 2013. The growth in these larger local contracts during the first quarter of 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers and attracted several large additional regional contracts in the automotive and telecommunications industries.

Founding member beverage revenue. The $0.5 million, or 5.6%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due primarily to an 11.8 % increase in founding member attendance in the first quarter of 2014, compared to the first quarter of 2013, partially offset by a decrease in beverage revenue CPMs, which declined because they are based on prior year realized rates during segment one of the FirstLook pre-show, which decreased year-over-year.

Fathom Events revenue. Fathom Events revenue was zero for the three months ended March 27, 2014 from $8.5 million for the three months ended March 28, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $3.2 million, or 5.3%, from $60.6 million for the three months ended March 28, 2013 to $57.4 million for the three months ended March 27, 2014. The following table shows the operating expense breakout for the three months ended March 27, 2014 and March 28, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013	Q1 2014 to Q1 2013
Advertising operating costs	$5.0	$5.7	$(0.7)	(12.3%)
Fathom Events operating costs	—	5.8	(5.8)	(100.0%)
Network costs	4.6	5.0	(0.4)	(8.0%)
Theatre access fees—founding members	17.4	15.6	1.8	11.5%
Selling and marketing costs	15.0	15.4	(0.4)	(2.6%)
Administrative and other costs	7.6	7.7	(0.1)	(1.3%)
Depreciation and amortization	7.8	5.4	2.4	44.4%

Total operating expenses	$57.4	$60.6	$(3.2)	(5.3%)

Advertising operating costs. Advertising operating costs decreased $0.7 million, or 12.3%, from $5.7 million for the first quarter of 2013 to $5.0 million for the first quarter of 2014. This decrease was primarily the result of a $0.8 million decrease in affiliate advertising payments. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 12.3% decrease in the number of average affiliate screens in the first quarter of 2014, compared to the first quarter of 2013 due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of 512 affiliate screens related to newly constructed, acquired and signed affiliate theatres primarily driven by the addition of seven new affiliate circuits after the first quarter of 2013 and during 2014.

Fathom Events operating costs. Fathom Events operating costs decreased to zero in the three months ended March 27, 2014 from $5.8 million for the three months ended March 28, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.4 million, or 8.0%, from $5.0 million for the first quarter of 2013 to $4.6 million for the first quarter of 2014. The decrease was primarily due to a decrease in share-based compensation expense and equipment rental costs.

Theatre access fees. Theatre access fees increased $1.8 million, or 11.5%, from $15.6 million for the first quarter of 2013 to $17.4 million for the first quarter of 2014. Approximately $1.1 million of the increase was due to the 11.8% increase in founding member attendance in the first quarter of 2014 compared to the first quarter of 2013. In addition, theatre access fees increased $0.7 million due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased due to an annual 5% rate increase specified in the ESAs and an increase of 6.1% in the number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment year-over-year due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $0.4 million, or 2.6%, from $15.4 million for the first quarter of 2013 to $15.0 million for the first quarter of 2014. This decrease was primarily due to a decrease of $1.0 million in non-cash barter expense related to timing of barter transactions, partially offset by an increase of $0.8 million in commission expense due to higher local advertising revenue.

Administrative and other costs. Administrative and other costs decreased $0.1 million, or 1.3%, from $7.7 million for the first quarter of 2013 to $7.6 million for the first quarter of 2014 due primarily to a decrease in employee benefit costs, partially offset by an increase in payroll expense from customary cost of living salary increases.

Depreciation and amortization. Depreciation and amortization expense increased $2.4 million, or 44.4%, from $5.4 million for the first quarter of 2013 to $7.8 million for the first quarter of 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily related to founding member acquisitions.

Non-operating expenses. Total non-operating expenses decreased were $19.1 million for the three months ended March 28, 2013 and March 27, 2013. The following table shows the non-operating expense breakout for the three months ended March 27, 2014 and March 28, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	March 27, 2014	March 28, 2013	Q1 2014 to Q1 2013	Q1 2014 to Q1 2013
Interest on borrowings	$13.1	$13.3	$(0.2)	(1.5%)
Interest income	(0.4)	(0.1)	(0.3)	300.0%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.8	3.4	0.4	11.8%
Amortization of terminated derivatives	2.5	2.5	—	0.0%
Other non-operating expense	0.1	—	0.1	100.0%

Total non-operating expenses	$19.1	$19.1	$(0.0)	0.0%

Interest on borrowings decreased $0.2 million due primarily to lower average interest rates in 2014, compared to 2013, as a result of the Company’s debt refinancing in the second quarter of 2013. Interest income increased by $0.3 million due to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events. Interest due to NCM LLC’s founding members under the tax receivable agreement increased $0.4 million due to changes in tax rates and NCM LLC ownership rates period over period.

Net loss. Net loss increased $2.1 million, from $1.0 million for the three months ended March 28, 2013 to $3.1 million for the three months ended March 27, 2014. The increase in the net loss was primarily due to a decrease in operating income of $8.8 million, as described further above. These decreases to net income were partially offset by a $4.4 million decrease in income attributable to noncontrolling interests and a decrease in income tax expense of $2.3 million both due primarily to lower net income before taxes in the period.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including the expansion of new online and mobile advertising platforms, presents uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the expansion of our advertising network, the related increase in salable advertising impressions, growth in our advertising client base, the effectiveness of cinema advertising relative to other advertising mediums, and the technical quality of our network and upgrades to our inventory management and audience targeting systems that are in process. During 2013 and thus far in 2014, we have added seven new affiliate theatre circuits (with 303 screens) to our national network. In total, these contracted new affiliate theatres are expected to add approximately 8 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 118 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). Our sales force integrates these additional impressions into the advertising sales process as they are added to our network and thus these additional attendees will provide the opportunity for expansion of our revenue, operating income and cash flow. We believe that the continued growth of our network will expand our national reach and geographic coverage will strengthen our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other advertising platforms. In addition, during late 2012 and 2013, NCM LLC’s founding members acquired 97 of our affiliate theatres (1,245 screens) making the majority of them a part of our network immediately. In addition, the founding members also acquired 14 theatres with 223 screens and annual attendance of about 10 million that had existing agreements with another cinema advertising provider. These theatres are expected to join our network in November 2018. The acquisition of existing affiliates by our founding members will increase our Adjusted OIBDA and Adjusted OIBDA margins as the theatre access fees are generally lower, as a percentage of revenue, than affiliate payments.

In 2013 and in the first quarter of 2014, we experienced a decline of 7.6% and 10.8%, respectively, in national advertising CPMs (excluding beverage revenue) due primarily to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs, the implementation of more aggressive seasonal and volume pricing strategies and increased competition from other national video networks, including several new online and mobile advertising platforms. We expect this trend of decreasing CPMs to continue in 2014 as we further expand and diversify our client mix into client categories that have lower pricing expectations and the marketplace becomes more competitive due in part to the expansion of online and mobile video advertising platforms.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members in 2014. During 2014, certain of NCM LLC’s founding members will be renegotiating their agreements with their beverage supplier, which could change the amount of advertising time that is bought from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients. Through 2011, this time was priced on a CPM basis, which changed each year as specified in the ESAs. Per the ESAs, beginning in 2012, this time is priced equal to the annual percentage change in the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to show time) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC. Due to the lower CPMs that we realized in 2013, this reduced the CPM on our beverage concessionaire revenue during the first quarter of 2014 and will reduce the CPM on our beverage concessionaire revenue during the remainder of 2014.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of March 27, 2014 and March 28, 2013, approximately 86% of our founding member network screens were showing advertising on digital cinema projectors.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads, and in 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these financing transactions, we extended the average maturities of our debt by over six years. The average remaining maturity is 7.0 years as of March 27, 2014. Interest expense related to cash borrowings decreased approximately $0.3 million for the first quarter of 2014 compared to the first quarter of 2013 related to the 2013 refinancing of our senior secured credit facility. As of March 27, 2014, approximately 66% of our total borrowings bear interest at fixed rates. The remaining 34% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 5—Borrowings for more information.

During the first quarter of 2014, we paid a regular quarterly cash dividend of $0.22 per share on each share of the Company’s common stock and we paid a special dividend of $0.50 per share on each share of the Company’s common stock. These dividend payments totaled $42.3 million during the first quarter of 2014.

Our short-term marketable securities balance decreased $19.8 million, from $71.2 million as of December 26, 2013 to $51.4 million as of March 27, 2014 and our long-term marketable securities balance increased by $10.8 million, from $0 as of December 26, 2013 to $10.8 million as of March 27, 2014. The decrease in short-term marketable securities and the increase in long-term marketable securities were due primarily to the Company purchasing more marketable securities with original maturities greater than one year to increase its average interest rates and increase interest income on excess cash balances. As investments mature in 2014, the Company expects to continue to purchase securities with longer maturities in order to achieve higher average rates of return on its investments.

Trends Related to Ownership in NCM LLC

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014, NCM LLC issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. Of these units, 432,646 related to theatre acquisitions and 655,265 related to new theatres constructed, net of closures. NCM LLC recorded a net intangible asset of approximately $16.4 million during the first quarter of 2014 as a result of the annual Common Unit Adjustment. The common unit adjustment for the first quarter of 2014 was lower than the adjustment for the first quarter of 2013 primarily due to the fact that two special common unit adjustments were made in 2013 for large acquisitions by two founding members.

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 45.8% as of March 27, 2014 compared to 46.1% at December 26, 2013 due primarily to the common unit adjustment described above, which we expect to proportionally increase net income attributable to noncontrolling interests and decrease net income attributable to NCM, Inc.

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to NCM LLC’s founding members, interest or principal payments on our term loan and the Senior Secured Notes and Senior Unsecured Notes, income tax payments, tax receivable agreement payments to NCM LLC’s founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders (including special dividends).

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 27, 2014	December 26, 2013	March 28, 2013	Q1 2014 to YE 2013	Q1 2014 to Q1 2013
Cash, cash equivalents and marketable securities (1)	$78.8	$126.0	$98.8	$(47.2)	$(20.0)
Revolver availability (2)	87.0	104.0	110.0	(17.0)	(23.0)

Total	$165.8	$230.0	$208.8	$(64.2)	$(43.0)

(1)	Included in cash and cash equivalents as of March 27, 2014, December 26, 2013 and March 28, 2013, there was $2.0 million, $13.3 million and $11.0 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.’s obligations.
(2)	The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total availability under the revolving credit facility is $124.0 million. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather that portion of the revolving credit facility will be paid in full along with any accrued and unpaid fees and interest, on the maturity date of December 31, 2014.

We have generated and used cash as follows (in millions):

	Three Months Ended
	March 27, 2014	March 28, 2013
Operating cash flow	$11.9	$28.6
Investing cash flow	$6.6	$6.1
Financing cash flow	$(56.6)	$(33.3)

•	Operating Activities. The $16.7 million decrease in cash provided by operating activities for the three months ended March 27, 2014 versus the three months ended March 28, 2013 was due primarily to a $15.0 million higher payment to NCM LLC’s founding members under the tax receivable agreement in 2014 due primarily to additional payments made for operating loss carrybacks to prior years.

•	Investing Activities. The $0.5 million increase in cash provided by investing activities for the three months ended March 27, 2014 versus the three months ended March 28, 2013 was due primarily to a decrease of $0.6 million in purchases of property and equipment.

•	Financing Activities. The $23.3 million increase in cash used in financing activities for the three months ended March 27, 2014 versus the three months ended March 28, 2013 was due primarily to an increase of $30.2 million in cash dividends paid due to the payment of a special cash dividend of $0.50 per share during the first quarter of 2014 and higher distributions to NCM LLC’s founding members of $10.1 million, partially offset by an increase in cash proceeds from borrowings, net of payments, of $17.0 million.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 27, 2014 were $76.8 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

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

NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 27, 2014 (which will be made during the second quarter of 2014) was $11.5 million, of which $5.3 million will be distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on April 30, 2014 of $0.22 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock, which will accrue dividends until the shares vest) to stockholders of record on May 19, 2014 to be paid on June 2, 2014. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2013 and incorporated by reference herein. As of March 27, 2014, there were no significant changes in those critical accounting policies.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements.

Related Party Transactions

For a discussion of related party transactions, see the information provided under Note 4—Related Party Transactions to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein. We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 27, 2014.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2010	19.8%	23.2%	29.4%	27.6%
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2010	17.9%	23.7%	31.0%	27.4%
FY 2011	15.3%	25.5%	32.9%	26.3%
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of March 27, 2014, the only interest rate risk that we are exposed to is related to our $124.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.1 million for an annual period on the $37.0 million revolving credit balance and $270.0 million term loan outstanding as of March 27, 2014. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of March 27, 2014, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 27, 2014 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 27, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 21, 2014 for the fiscal year ended December 26, 2013, except as noted below.

On May 5, 2014, NCM, Inc., Screenvision and certain of their affiliates entered into the Merger Agreement, as described in Note 10 – Subsequent Events to the unaudited Condensed Consolidated Financial Statements in this report.

The closing and consummation of the Merger with Screenvision is subject to regulatory approval and the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived and the requisite regulatory approvals received.

The completion of the merger with Screenvision is subject to regulatory approvals, including antitrust approval, and customary conditions, including, without limitation:

•	the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•	the accuracy of the representations and warranties in the Merger Agreement and compliance with the respective covenants of the parties, subject to certain qualifiers;

•	the absence of any law or injunction that prohibits the consummation of the Merger; and

•	the absence of a material adverse effect on Screenvision or NCM, Inc.

NCM, Inc. and Screenvision may fail to secure the requisite approvals in a timely manner or on terms desired or anticipated, and the merger with Screenvision may not close in the anticipated time frame, if at all. NCM, Inc. has no control over certain conditions in the merger agreement, and cannot predict whether such conditions will be satisfied or waived. Regulatory authorities may impose conditions on the completion of the merger or require changes to the terms of the transaction. Such conditions or changes may prevent the closing of the merger or cause the merger to be delayed, and delays may cause NCM, Inc. to incur additional, potentially burdensome transaction costs.

Termination of the Merger Agreement or failure to consummate the Merger with Screenvision could require NCM, Inc. to make a termination payment of $28.84 million, which could adversely impact NCM, Inc.’s stock price and would adversely impact NCM, Inc.’s liquidity and financial condition.

The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement upon the material breach of covenants or representations by the other. Furthermore, if the Merger Agreement is terminated due to a failure to obtain required antitrust approvals, in certain circumstances NCM, Inc. will be required to pay Screenvision a termination fee of $28.84 million. NCM LLC will bear a pro rata portion of this fee. The payment of such fee could have an adverse impact on our liquidity and financial condition. In addition, if the Merger Agreement is terminated, we may suffer other negative consequences. We will incur substantial expenses and costs related to the Merger, whether or not it is consummated, including legal, accounting and advisory fees. Also, failure to consummate the merger may result in negative market reactions, and may have an adverse impact on NCM, Inc.’s stock price and future financial results.

The pending merger and our current pre-merger integration planning efforts may divert resources from our management’s day-to-day operations and ongoing efforts related to other strategies and initiatives.

The pending merger and our current pre-merger integration planning efforts may divert our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives. The diversion of management attention from ongoing business operations and strategic efforts could result in performance shortfalls, which could adversely impact NCM, Inc.’s business and operations.

The integration of the businesses of NCM LLC and Screenvision may be more difficult, costly or time consuming than expected, and the Merger may not result in any or all of the anticipated benefits, including cost synergies.

Although under no obligation to do so, following the Merger, NCM, Inc. expects to contribute the Screenvision business to NCM LLC. The success of combining Screenvision’s business with NCM LLC, including the realization of the anticipated benefits, will depend, in part, on the ability of the combined company to successfully integrate the two businesses. Failure to effectively integrate the businesses could adversely impact the expected benefits of the Merger, including cost synergies stemming from overlapping sales, general and administrative functions. The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate NCM LLC’s and Screenvision’s business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

Furthermore, during the integration planning process and after the closing of the Merger, we may encounter additional challenges and difficulties, including those related to, without limitation, managing a larger combined company; consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing advertisers and customers; unanticipated issues in integrating our networks and information technology, communications and other systems; and unforeseen and unexpected liabilities related to the merger or Screenvision’s business. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.

Consummation of the merger will require NCM, Inc. to incur significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

In connection with the Merger, NCM, Inc. will obtain additional financing for the cash portion of the purchase price of $225 million plus transaction fees. If, as anticipated, NCM, Inc. contributes Screenvision to NCM LLC, it is assumed that the debt also will be transferred to NCM LLC. Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities. Additionally, if we do not achieve the expected benefits and cost savings from the Merger with Screenvision, or if the financial performance of NCM, Inc., as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted. NCM LLC’s credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

	Issuer Purchases of Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 27, 2013 through January 23, 2014	24,850	$19.13	—	N/A
January 24, 2014 through February 27, 2014	54,797	$15.60	—	N/A
February 28, 2014 through March 27, 2014	20	$15.06	—	N/A

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit	Reference	Description

10.1	*	Form of 2014 Restricted Stock Agreement (Time Based) +

10.2	*	Form of 2014 Restricted Stock Agreement (Performance Based) +

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC. (Registrant)

Date: May 6, 2014	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2014	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date: May 6, 2014	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)