Form 10-Q
period 2014-09-25
National CineMedia, Inc.
filed 2014-11-04
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2014

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

As of October 28, 2014, 60,870,661 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1.	Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	September 25, 2014	December 26, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24.6	$54.7
Short-term marketable securities	20.3	71.3
Receivables, net of allowance of $6.2 and $5.7, respectively	97.2	120.4
Prepaid expenses (including $0.2 and $0.0 to founding members, respectively)	3.2	3.1
Deferred tax assets	4.0	4.2
Income tax receivable	10.2	7.6
Current portion of notes receivable - founding members	4.2	4.2
Other current assets - founding members	0.9	—

Total current assets	164.6	265.5
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $76.3 and $69.5, respectively	23.5	25.6
Intangible assets, net of accumulated amortization of $64.0 and $48.7, respectively	494.5	492.0
Deferred tax assets	232.9	244.2
Debt issuance costs, net of accumulated amortization of $17.1 and $15.0, respectively	16.2	17.7
Long-term notes receivable, net of current portion - founding members	20.8	20.8
Other investments - related party	1.1	1.1
Long-term marketable securities	39.4	—
Other assets	0.6	0.4

Total non-current assets	829.0	801.8

TOTAL ASSETS	$993.6	$1,067.3

LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$23.7	$30.1
Payable to founding members under tax receivable agreement	21.7	28.6
Accrued expenses	22.4	19.7
Accrued payroll and related expenses	10.1	13.9
Accounts payable (including $0.9 and $0.8 to related party affiliates, respectively)	11.0	20.5
Deferred revenue	6.3	4.7
Deferred tax liability	0.3	—
Current portion of long-term debt	14.0	14.0
Other current liabilities - related party	3.3	—

Total current liabilities	112.8	131.5
NON-CURRENT LIABILITIES:
Long-term debt	881.0	876.0
Deferred tax liability	57.3	61.9
Payable to founding members under tax receivable agreement	142.7	144.0

Total non-current liabilities	1,081.0	1,081.9

Total liabilities	1,193.8	1,213.4
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 58,746,988 and 58,519,137 issued and outstanding, respectively	0.6	0.6
Additional paid in capital (deficit)	(263.0)	(271.7)
Retained earnings (distributions in excess of earnings)	(142.2)	(80.0)
Accumulated other comprehensive loss	(1.1)	(3.2)

Total NCM, Inc. stockholders’ equity/(deficit)	(405.7)	(354.3)
Noncontrolling interests	205.5	208.2

Total equity/(deficit)	(200.2)	(146.1)

TOTAL LIABILITIES AND EQUITY	$993.6	$1,067.3

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
REVENUE:
Advertising (including revenue from founding members of $9.1, $11.5, $28.4 and $31.6 respectively)	$100.8	$127.6	$270.9	$318.2
Fathom Events	—	7.5	—	21.9

Total	100.8	135.1	270.9	340.1

OPERATING EXPENSES:
Advertising operating costs (including $1.2, $1.1, $2.6 and $2.6 to related parties, respectively)	6.5	7.9	18.1	21.7
Fathom Events operating costs (including $0.0, $1.3, $0.0 and $3.3 to founding members, respectively)	—	5.4	—	15.4
Network costs	4.4	5.1	13.4	15.2
Theatre access fees—founding members	17.0	18.7	52.3	52.4
Selling and marketing costs (including $0.2, $0.3, $0.7 and $1.0 to founding members, respectively)	14.7	15.6	43.8	46.7
Merger-related administrative costs	2.0	—	3.7	—
Other administrative and other costs	6.9	7.8	21.6	22.9
Depreciation and amortization	8.6	7.2	24.2	18.8

Total	60.1	67.7	177.1	193.1

OPERATING INCOME	40.7	67.4	93.8	147.0

NON-OPERATING EXPENSES:
Interest on borrowings	12.7	12.8	38.8	38.9
Interest income (including $0.3, $0.0, $0.9 and $0.0 from founding members, respectively)	(0.3)	(0.1)	(1.2)	(0.3)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.5	3.4	10.8	10.2
Amortization of terminated derivatives	2.6	2.6	7.6	7.8
Other non-operating expense	0.7	—	0.9	1.2

Total	19.2	18.7	56.9	57.8

INCOME BEFORE INCOME TAXES	21.5	48.7	36.9	89.2
Income tax expense	2.1	6.4	4.2	13.0

CONSOLIDATED NET INCOME	19.4	42.3	32.7	76.2
Less: Net income attributable to noncontrolling interests	14.6	28.6	27.4	54.0

NET INCOME ATTRIBUTABLE TO NCM, INC.	$4.8	$13.7	$5.3	$22.2

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.08	$0.24	$0.09	$0.40
Diluted	$0.08	$0.24	$0.09	$0.40
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	58,744,395	56,027,288	58,695,073	55,233,875
Diluted	59,043,769	56,875,241	58,987,945	55,864,471

Dividends declared per common share	$0.22	$0.22	$1.16	$0.66

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
CONSOLIDATED NET INCOME	$19.4	$42.3	$32.7	$76.2
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.5, $0.5, $1.4 and $1.4, respectively	2.1	2.1	6.2	6.4

CONSOLIDATED COMPREHENSIVE INCOME	21.5	44.4	38.9	82.6

Less: Comprehensive income attributable to noncontrolling interests	16.0	30.0	31.5	58.2

COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$5.5	$14.4	$7.4	$24.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 25, 2014	September 26, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$32.7	$76.2
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	12.2	11.4
Depreciation and amortization	24.2	18.8
Non-cash share-based compensation	5.1	6.2
Excess tax benefit from share-based compensation	0.2	—
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.8	10.2
Amortization of terminated derivatives	7.6	7.8
Amortization of debt issuance costs	2.1	2.1
Write-off of debt issuance costs and other non-operating items	—	1.2
Changes in operating assets and liabilities:
Receivables, net	23.2	(9.8)
Accounts payable and accrued expenses	(6.1)	(3.2)
Amounts due to founding members	2.6	1.0
Payment to founding members under tax receivable agreement	(25.1)	(10.1)
Income taxes and other	(2.6)	2.1

Net cash provided by operating activities	86.9	113.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.9)	(7.9)
Purchases of marketable securities	(99.1)	(96.9)
Proceeds from sale and maturities of marketable securities	110.7	73.8
Purchases of intangible assets from affiliate circuits	(3.0)	(8.9)

Net cash provided by (used in) investing activities	1.7	(39.9)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(68.1)	(36.4)
Proceeds from borrowings	92.0	44.0
Repayments of borrowings	(87.0)	(39.0)
Payment of debt issuance costs	(0.7)	(3.4)
Founding member integration payments	1.5	1.1
Distributions to founding members	(55.7)	(57.7)
Excess tax benefit from share-based compensation	(0.2)	—
Proceeds from stock option exercises	0.8	16.5
Repurchase of stock for restricted stock tax withholding	(1.3)	(1.7)

Net cash used in financing activities	(118.7)	(76.6)

CHANGE IN CASH AND CASH EQUIVALENTS	(30.1)	(2.6)
Cash and cash equivalents at beginning of period	54.7	72.4

Cash and cash equivalents at end of period	$24.6	$69.8

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 25, 2014	September 26, 2013
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$16.4	$160.2
Purchase of subsidiary equity with NCM, Inc. equity	—	41.3
Accrued distributions to founding members	$21.8	$36.1
(Decrease) increase in dividends not requiring cash in the period	$(0.5)	$1.1
Write-off of property and equipment included in accrued expenses	$(0.4)	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$34.6	$34.9
(Refunds) payments for income taxes, net	$(6.4)	$0.5

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Additional Paid in Capital	Retained Earnings (Distribution in Excess of	Accumulated Other Comprehensive	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Loss	Interest

Balance—December 26, 2013	$(146.1)	58,519,137	$0.6	$(271.7)	$(80.0)	$(3.2)	$208.2
Distributions to founding members	(46.5)	—	—	—	—	—	(46.5)
NCM LLC equity returned for purchase of intangible asset	16.4	—	—	7.5	—	—	8.9
Income tax and other impacts of NCM LLC ownership changes	(0.3)	—	—	(2.0)	—	—	1.7
Comprehensive income, net of tax	38.9	—	—	—	5.3	2.1	31.5
Share-based compensation issued	(0.5)	227,851	—	(0.5)	—	—	—
Share-based compensation expense/capitalized	5.2	—	—	3.5	—	—	1.7
Excess tax benefit from share-based compensation	0.2	—	—	0.2	—	—	—
Cash dividends declared $1.16 per share	(67.5)	—	—	—	(67.5)	—	—

Balance—September 25, 2014	$(200.2)	58,746,988	$0.6	$(263.0)	$(142.2)	$(1.1)	$205.5

Balance—December 27, 2012	$(356.4)	54,486,259	$0.5	$(362.4)	$(70.5)	$(6.7)	$82.7
Distributions to founding members	(72.9)	—	—	—	—	—	(72.9)
NCM LLC equity returned for purchase of intangible asset	160.2	—	—	73.2	—	—	87.0
Income tax and other impacts of NCM LLC ownership changes	(14.8)	—	—	(18.2)	—	0.3	3.1
Issuance of shares	41.3	2,300,000	—	41.3	—	—	—
NCM, Inc. investment in subsidiary	(41.3)	—	—	(41.3)	—	—	—
Comprehensive income, net of tax	82.6	—	—	—	22.2	2.2	58.2
Share-based compensation issued	14.8	1,493,785	0.1	14.7	—	—	—
Share-based compensation expense/capitalized	6.5	—	—	4.4	—	—	2.1
Cash dividends declared $0.66 per share	(37.5)	—	—	—	(37.5)	—	—

Balance—September 26, 2013	$(217.5)	58,280,044	$0.6	$(288.3)	$(85.8)	$(4.2)	$160.2

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), an LLC owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc. (“AMCE”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”. The Company operates the largest digital in-theatre network in North America, allowing NCM to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theatre circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from three to twenty years.

As of September 25, 2014, NCM LLC had 128,290,567 common membership units outstanding, of which 58,746,988 (45.8%) were owned by NCM, Inc., 25,792,942 (20.1%) were owned by Regal, 24,556,136 (19.1%) were owned by Cinemark and 19,194,501 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company owned 32% by each of the founding members and 4% by NCM LLC, as described further in Note 4—Related Party Transactions.

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”) for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share) (“the Merger”). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014 and Screenvision’s working capital at closing. Consummation of the Merger is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act (“HSR Act”) and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc. and Screenvision to approve the Merger has occurred. Following the Merger, NCM, Inc. will evaluate whether to contribute the Screenvision assets to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and the founding members, NCM, Inc. may contribute Screenvision assets and NCM, Inc. debt to NCM LLC in exchange for 9,900,990 NCM LLC membership units. NCM, Inc. has secured a commitment from a group of financial institutions for a $250 million term loan to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the merger. In addition, NCM LLC amended its senior secured credit facility to allow for the contribution of the Screenvision assets and NCM, Inc. debt to NCM LLC following the closing of the Merger. On November 3, 2014, the U.S. Department of Justice (the “DOJ”) filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The Company and Screenvision intend to defend their proposed merger. Refer to Note 10 – Subsequent Events for further information.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimates— The preparation of our financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation and income taxes. Actual results could differ from those estimates.

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 26, 2013 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to our accounting policies.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to our national and regional advertising is reduced by dealing with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. We have smaller contracts with thousands of local clients that are not individually significant. As of September 25, 2014 and December 26, 2013, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance. During the nine months ended September 25, 2014, revenue related to NCM LLC’s founding members’ beverage supplier accounted for 10.4% of total revenue. During the three months ended September 25, 2014 and the three and nine months ended September 26, 2013, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued stock options, restricted stock and restricted stock units to its employees and independent directors. In 2014 and 2013, the Company did not grant stock options. Restricted stock and restricted stock units granted prior to 2013 vest upon the achievement of Company performance measures and service conditions. In 2013, the Company granted restricted stock and restricted stock units that vest upon the achievement of Company performance measures and service conditions, or only service conditions, depending on the title of the employee. In 2014, restricted stock grants for Company officers vest upon the achievement of Company performance measures and service conditions, or only service conditions, while non-officer grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest. During the three and nine months ended September 25, 2014 and the three and nine months ended September 26, 2013, 1,930, 253,590, 1,000, and 360,258 shares of restricted stock and restricted stock units vested. During the three and nine months ended September 25, 2014, 3,605 and 56,052 stock options were exercised at a weighted average exercise price of $11.54 and $13.58 per share, respectively, and during the three and nine months ended September 26, 2013, 612,585 and 1,249,066 stock options were exercised at a weighted average exercise price of $14.94 and $13.23 per share, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Company’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of the Company’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by the Company’s employees were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend. The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options. The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares. There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended
	September 25, 2014	September 26, 2013
Net income attributable to NCM, Inc.	$5.3	$22.2
NCM LLC equity issued for purchase of intangible asset	7.5	73.2
Income tax and other impacts of subsidiary ownership changes	(2.0)	(18.2)

Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$10.8	$77.2

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

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

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Net income attributable to NCM, Inc. (in millions)	$4.8	$13.7	$5.3	$22.2

Weighted average shares outstanding:
Basic	58,744,395	56,027,288	58,695,073	55,233,875
Add: Dilutive effect of stock options and restricted stock	299,374	847,953	292,872	630,596

Diluted	59,043,769	56,875,241	58,987,945	55,864,471

Income per NCM, Inc. share:
Basic	$0.08	$0.24	$0.09	$0.40
Diluted	$0.08	$0.24	$0.09	$0.40

The effect of 69,543,579, 66,953,757, 69,220,792 and 62,806,362 exchangeable NCM LLC common units held by the founding members for the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive. NCM LLC common units do not participate in NCM, Inc. dividends. In addition, there were 10,125, 9,533, 97,767 and 36,923 stock options and non-vested (restricted) shares for the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior date. If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment. If the founding members make this election, they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, we recorded a reduction to net intangible assets of $0.6 million, $1.0 million, $1.4 million and $2.1 million related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider. During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, AMC and Cinemark paid a total of $0.6 million, $0.9 million, $1.5 million and $1.1 million, respectively, in integration payments.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	RELATED PARTY TRANSACTIONS

Founding Member Transactions –Following is a summary of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Consolidated Statements of Income:	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$9.0	$11.5	$28.2	$31.5
Advertising inventory revenue (included in advertising revenue) (2)	0.1	—	0.2	0.1
Operating expenses:
Theatre access fee (3)	17.0	18.7	52.3	52.4
Revenue share from Fathom Events (included in Fathom Events operating costs) (4)	—	1.3	—	3.0
Purchase of movie tickets and concession products and rental of theatre space (included in Fathom Events operating costs) (5)	—	—	—	0.3
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (6)	0.2	0.3	0.7	1.0
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	—	—	0.1	—
Non-operating expenses:
Interest income from notes receivable (included in interest income) (7)	0.3	—	0.9	—

(1)	For the three months ended September 25, 2014 and September 26, 2013, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).
(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)	Comprised of payments per theatre attendee, payments per digital screen with respect to the founding member theatres included in the Company’s network and payments for access to higher quality digital cinema equipment.
(4)	Prior to the sale of Fathom Events on December 26, 2013, these payments were at rates (percentage of event revenue) included in the previous ESAs based on the nature of the event.
(5)	Prior to the sale of Fathom Events on December 26, 2013, these were used primarily for marketing resale to Fathom Events customers.
(6)	Used primarily for marketing to NCM LLC’s advertising clients.
(7)	On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Consolidated Balance Sheets:	September 25, 2014	December 26, 2013
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Current portion of notes receivable (2)	4.2	4.2
Long-term portion of notes receivable (2)	20.8	20.8
Interest receivable on notes receivable (included in other current assets) (2)	0.9	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (3)	463.8	463.4
Current payable to founding members under tax receivable agreement (4)	21.7	28.6
Long-term payable to founding members under tax receivable agreement (4)	142.7	144.0

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	Refer to the discussion of notes receivable from the founding members above.
(3)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.
(4)	The Company paid the founding members $25.1 million in the first quarter of 2014, of which $6.7 million was net operating loss carrybacks for the 2009, 2010 and 2011 tax years and $18.4 million was for the 2013 tax year.

At the date of the Company’s Initial Public Offering (“IPO”), we were granted a perpetual, royalty-free license from NCM LLC’s founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since the IPO date and we own those improvements, except for improvements that were developed jointly by us and NCM LLC’s founding members, if any.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions for the three and nine months ended September 25, 2014 and September 26, 2013 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
AMC	$6.0	$10.6	$12.8	$21.2
Cinemark	7.7	13.3	16.4	26.0
Regal	8.1	12.2	17.2	25.7
NCM, Inc.	18.5	32.3	39.4	63.1

Total	$40.3	$68.4	$85.8	$136.0

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 25, 2014 of $21.8 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of September 25, 2014 and will be made in the fourth quarter of 2014.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of September 25, 2014 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.7	$0.7	$1.1	$2.5
Cost and other reimbursement	(0.4)	(0.2)	—	(0.6)
Distributions payable to founding members	6.0	7.7	8.1	21.8

Total	$6.3	$8.2	$9.2	$23.7

Amounts due to founding members as of December 26, 2013 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.6	$0.7	$1.1	$2.4
Cost and other reimbursement	(2.0)	(0.7)	(0.6)	(3.3)
Distributions payable to founding members	8.7	10.9	11.4	31.0

Total	$7.3	$10.9	$11.9	$30.1

AC JV, LLC Transactions –Following is a summary of the transactions between NCM LLC and AC JV, LLC (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Consolidated Statements of Income:	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Transition services (included in network costs) (1)	$0.1	$—	$0.2	$—
Equity in earnings of non-consolidated entities (included in other non-operating expense) (2)	—	—	0.1	—

(1)	In connection with the sale of Fathom Events, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company for a period of nine months following the closing. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.
(2)	The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. The Company concluded that its interest was more than minor under the accounting guidance despite the fact that NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC.

	As of
Included in the Condensed Consolidated Balance Sheets:	September 25, 2014	December 26, 2013
Amounts due to AC JV, LLC (included in other current liabilities) (1)	$3.3	$—
Investment in AC JV, LLC (included in other investments) (2)	1.1	1.1

(1)	As described above, NCM LLC entered into a transition services agreement with AC JV, LLC for reimbursement of certain expenses. NCM LLC continued to perform back office accounting and, as such, these amounts primarily represent the settlement of AC JV, LLC’s revenue and expenses.
(2)	Refer to the discussion of the investment in AC JV, LLC above.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Following is a summary of advertising operating costs in the unaudited Condensed Consolidated Statements of Income between the Company and its related party affiliates (in millions):

	Three Months Ended		Nine Months Ended
Related Party Affiliate	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Starplex (1)	$1.2	$1.0	$2.5	$2.2
Other	—	0.1	0.1	0.4

Total	$1.2	$1.1	$2.6	$2.6

Following is a summary of the accounts payable balance between the Company and its related party affiliates included in the unaudited Condensed Consolidated Balance Sheets (in millions):

	As of
Related Party Affiliate	September 25, 2014	December 26, 2013
Starplex (1)	$0.8	$0.7
Other	0.1	0.1

Total	$0.9	$0.8

(1)	Starplex Operating L.P. (“Starplex”) is an affiliate of one of NCM, Inc.’s directors.

Other Transactions — NCM LLC has an agreement with an interactive media company to sell some of its online inventory. One of NCM, Inc.’s directors is also a director of this media company. During the three months ended September 25, 2014 and September 26, 2013 and the nine months ended September 25, 2014 and September 26, 2013, respectively, this company generated approximately $0.0 million, $0.1 million, $0.1 million and $0.2 million in revenue for NCM LLC and there was approximately $0.1 million and $0.2 million of accounts receivable due from this company as of September 25, 2014 and December 26, 2013, respectively.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in our FirstLook preshow. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal. During the three and nine months ended September 25, 2014, NCM LLC received approximately $0.2 million and $0.2 million, respectively, in revenue from AEG Live and as of September 25, 2014, had $0.2 million of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of September 25, 2014 and December 26, 2013 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 25, 2014	December 26, 2013	Maturity Date	Interest Rate
Revolving Credit Facility	$25.0	$20.0	November 26, 2019 (1)	(2)
Term Loans	270.0	270.0	November 26, 2019	(2)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%

Total	$895.0	$890.0
Less: current portion of long-term debt	(14.0)	(14.0)

Long-term debt, less current portion	$881.0	$876.0

(1)	A portion of the revolving credit facility has a maturity date of December 31, 2014, as described in further detail below.
(2)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility— As of September 25, 2014, NCM LLC’s senior secured credit facility consisted of a $149.0 million revolving credit facility and a $270.0 million term loan. On June 18, 2014, NCM LLC entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $25.0 million from $124.0 million to $149.0 million. In addition, on July 2, 2014, NCM LLC entered into an amendment of its senior secured credit facility whereby the maturity date applicable to $135.0 million of the revolving credit facility was extended by two years to November 26, 2019, which corresponds to the maturity date of the $270 million term loans. The maturity date applicable to the remaining $14.0 million of the revolving credit facility continues to be December 31, 2014. The Amendment also contains certain amendments (“Conditional Amendments”) to the senior secured credit facility that will only be effective upon the contribution of Screenvision assets and NCM, Inc. debt to NCM LLC. Although it is under no obligation to do so, upon approval of NCM, Inc.’s Board of Directors and NCM LLC’s founding members, NCM, Inc. may contribute the Screenvision assets and the new NCM, Inc. debt facility to NCM LLC in exchange for NCM LLC common membership units. To allow for this potential contribution to NCM LLC, the Conditional Amendments include an increase in the amount of incremental senior secured indebtedness permitted by the Amended Credit Facility from $160 million to $250 million. If the Screenvision contribution to NCM LLC does not occur by April 1, 2015, the Conditional Amendments will not become effective and lender consent for the Conditional Amendments will be immediately and automatically revoked.

Revolving Credit Facility— The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of September 25, 2014, NCM LLC’s total availability under the revolving credit facility was $149.0 million. The unused line fee is 0.50% per annum. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts. This portion of the revolving credit facility will be paid in full by NCM LLC, along with any accrued and unpaid fees and interest, by December 31, 2014. The maturity date applicable to any remaining outstanding revolving credit facility principal is November 26, 2019.

Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the $135.0 million portion of the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The margins on the $14.0 million portion of the revolving credit facility discussed above are at the LIBOR index plus 1.50% or the base rate plus 0.50%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of September 25, 2014 was 1.88%.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Term Loans— The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%. The weighted-average interest rate on the term loans as of September 25, 2014 was 2.91%. Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of September 25, 2014, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis. In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. As of September 25, 2014, NCM LLC’s consolidated net senior secured leverage ratio was 3.6 times (versus the covenant of 6.5 times).

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

NCM, Inc. Commitment Letter— On July 2, 2014, in contemplation of the Merger with Screenvision, NCM, Inc. entered into a Commitment and Engagement Letter (the “Commitment Letter”) with certain existing NCM LLC revolving credit facility lenders. Under the Commitment Letter, subject to certain conditions, the lenders committed to make a term loan in an aggregate principal amount of $250 million to fund the Screenvision merger and related expenses. This term loan is expected to finance the $225 million portion of the Merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the Merger. The term loan will mature on the second anniversary of the funding of the term loan. NCM, Inc. has the right to contribute the Screenvision assets and the $250 million loan to NCM LLC, at which point, the conditional amendments to the amended senior secured credit facility described above will become effective.

6.	COMMITMENTS AND CONTINGENCIES

Legal Actions— The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees— As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company. During October 2014, the Company offered to all of its network affiliates an extension of their existing agreements by five years, with the per-attendee guarantee and other terms remaining the same as those on the last year of their original term. None of these

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

agreements have yet been signed. As of September 25, 2014, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $35.4 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential extensions offered subsequent to September 25, 2014. As of September 25, 2014 and December 26, 2013, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.

Income Taxes— The Company is subject to taxation in the U.S. and various states. As of September 25, 2014 and December 26, 2013, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

Merger Termination Payment – As described in Note 1 – The Company, on May 5, 2014, the Company entered into the Merger Agreement to merge with Screenvision. Consummation of the Merger is subject to clearance under the HSR Act, as well, as other customary closing conditions. If prior to May 5, 2015 (or 90 days thereafter if extended by the Company or Screenvision), certain conditions related to the HSR process are not fulfilled, the Merger is prohibited by law or a final non-appealable government order, or if we materially breach our representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, we may be required to pay a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in NCM LLC, with NCM LLC’s founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay us a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to us up to a maximum of $28.8 million (including the $10 million). As of September 25, 2014, the Company did not have a liability recorded for this termination fee as it does not believe payment to be probable. On November 3, 2014, DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The Company and Screenvision intend to defend their proposed merger. Refer to Note 10 – Subsequent Events for further information.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 25, 2014 and December 26, 2013, the Company had other investments of $1.1 million, which was comprised of the Company’s investment in AC JV, LLC. As of December 26, 2013, this investment was valued using comparative market multiples. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, we have classified the assets as Level 3 in the fair value hierarchy. The fair value of the investments was not estimated as of September 25, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the investments, and it is not practicable to do so because the equity securities are not in a publicly traded company.

As of September 25, 2014 and December 26, 2013, the Company had notes receivable totaling $25.0 million from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. As of December 26, 2013, these notes were valued using comparative market multiples and are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs. The fair value of the notes was not estimated as of September 25, 2014 as there were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of September 25, 2014		As of December 26, 2013
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$259.9	$270.0	$269.5
Senior Unsecured Notes	200.0	214.1	200.0	220.4
Senior Secured Notes	400.0	404.8	400.0	414.0

(1)	The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.

Recurring Measurements— The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of September 25, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$10.0	$6.5	$3.5	$—
Short-term marketable securities (2)	20.3	8.4	11.9	—
Long-term marketable securities (2)	39.4	36.4	3.0	—

Total assets	$69.7	$51.3	$18.4	$—

		Fair Value Measurements at Reporting Date Using
	As of December 26, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.3	$—	$28.3	$—
Short-term marketable securities (2)	71.3	4.5	66.8	—

Total assets	$99.6	$4.5	$95.1	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)	Short-Term and Long-Term Marketable Securities — The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds and commercial paper are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended September 25, 2014 and September 26, 2013, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. Original cost of short-term marketable securities is based on the specific identification method. As of September 25, 2014 and December 26, 2013, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 25, 2014 and December 26, 2013 are as follows:

	As of September 25, 2014
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$8.3	$8.4	0.4
Short-term commercial paper:
Financial	3.4	3.4	0.3
Industrial	3.3	3.2	0.4
Utility	3.0	3.0	0.4
Short-term certificates of deposit	2.3	2.3	0.7

Total short-term marketable securities	20.3	20.3

Long-term U.S. government treasury bonds	5.1	5.1	3.0
Long-term municipal bonds	0.8	0.8	1.3
Long-term U.S. government agency bonds	30.5	30.5	3.7
Long-term certificates of deposit	3.0	3.0	3.6

Total long-term marketable securities	39.4	39.4

Total marketable securities	$59.7	$59.7

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

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan. Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of September 25, 2014 and December 26, 2013, the Company did not have any outstanding derivative assets or liabilities. A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding. The balance in AOCI related to these swaps was fixed and is being amortized into earnings over the remaining life of the original interest rate swap agreement, or February 13, 2015, as long as the debt remains outstanding. The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. As of September 25, 2014, there was approximately $4.0 million outstanding related to these discontinued cash flow hedges which continues to be reported in AOCI and will be amortized on a straight-line basis into earnings in the next twelve months.

The changes in AOCI by component for the nine months ended September 25, 2014 and September 26, 2013 were as follows (in millions):

	Nine Months Ended
	September 25, 2014	September 26, 2013	Income Statement Location
Balance at beginning of period	$(3.2)	$(6.7)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	7.6	7.8	Amortization of terminated derivatives

Total amounts reclassified from AOCI	7.6	7.8

Noncontrolling interest on reclassifications	(4.1)	(4.2)
Tax effect on reclassifications	(1.4)	(1.4)

Net other comprehensive income	2.1	2.2

Impact of subsidiary ownership changes	—	0.3

Balance at end of period	$(1.1)	$(4.2)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9.	SEGMENT REPORTING

Advertising revenue accounted for 100.0%, 94.4%, 100.0% and 93.6% of consolidated revenue for the three and nine months ended September 25, 2014 and September 26, 2013, respectively. The following tables present revenue less directly identifiable expenses to arrive at income before income taxes, net of direct expenses for the advertising reportable segment, the combined Fathom Events operating segments (disposed on December 26, 2013), and network, administrative and unallocated costs (in millions):

	Three Months Ended September 25, 2014
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$100.8	$—	$—	$100.8
Operating costs	23.5	—	4.4	27.9
Selling and marketing costs	14.4	—	0.3	14.7
Administrative and other costs	0.6	—	8.3	8.9
Depreciation and amortization	—	—	8.6	8.6
Interest and other non-operating costs	—	—	19.2	19.2

Income (loss) before income taxes	$62.3	$—	$(40.8)	$21.5

	Three Months Ended September 26, 2013
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$127.6	$7.5	$—	$135.1
Operating costs	26.6	5.4	5.1	37.1
Selling and marketing costs	14.0	0.8	0.8	15.6
Administrative and other costs	0.7	0.2	6.9	7.8
Depreciation and amortization	—	—	7.2	7.2
Interest and other non-operating costs	—	—	18.7	18.7

Income (loss) before income taxes	$86.3	$1.1	$(38.7)	$48.7

	Nine Months Ended September 25, 2014
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$270.9	$—	$—	$270.9
Operating costs	70.4	—	13.4	83.8
Selling and marketing costs	42.0	—	1.8	43.8
Administrative and other costs	2.1	—	23.2	25.3
Depreciation and amortization	—	—	24.2	24.2
Interest and other non-operating costs	—	—	56.9	56.9

Income (loss) before income taxes	$156.4	$—	$(119.5)	$36.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended September 26, 2013
	Advertising	Fathom Events (1)	Network, Administrative and Unallocated Costs	Consolidated
Revenue	$318.2	$21.9	$—	$340.1
Operating costs	74.1	15.4	15.2	104.7
Selling and marketing costs	42.1	2.6	2.0	46.7
Administrative and other costs	1.7	0.6	20.6	22.9
Depreciation and amortization	—	—	18.8	18.8
Interest and other non-operating costs	—	—	57.8	57.8

Income (loss) before income taxes	$200.3	$3.3	$(114.4)	$89.2

The following is a summary of revenues by category (in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
National advertising revenue	$62.9	$91.1	$174.0	$226.0
Local advertising revenue	28.9	25.0	68.7	60.7
Founding member advertising revenue from beverage concessionaire agreements	9.0	11.5	28.2	31.5
Fathom Consumer revenue (1)	—	7.5	—	20.8
Fathom Business revenue (1)	—	—	—	1.1

Total revenue	$100.8	$135.1	$270.9	$340.1

(1)	Fathom Events was sold on December 26, 2013 as discussed in Note 4—Related Party Transactions.

10.	SUBSEQUENT EVENTS

On October 29, 2014, the Company declared a cash dividend of $0.22 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 20, 2014 to be paid on December 5, 2014.

On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The Company and Screenvision intend to defend their proposed merger. If we are unsuccessful in our defense of the proposed merger prior to May 5, 2015 (or 90 days thereafter if extended by the Company or Screenvision), Screenvision may be able to terminate the Merger Agreement and, upon termination, we may be required to pay Screenvision a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in NCM LLC, with NCM LLC’s founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC.

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

Overview

NCM LLC operates the largest digital in-theatre network in North America, for the distribution of advertising. Our revenue is principally derived from the sale of advertising through long-term ESAs with NCM LLC’s founding members (over 22 years remaining as of September 25, 2014) and multi-year agreements with network affiliates. The ESAs with the founding members and network affiliate agreements grant us exclusive rights, subject to limited exceptions, to sell advertising in those theatres. Our advertising FirstLook pre-show and lobby entertainment network (“LEN”) programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”). Approximately 96% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (882 screens receive advertisements on thumb drives) and 100% of the FirstLook pre-show is projected on digital projectors (85% digital cinema projectors and 15% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at the end of the second and third month of each quarter with officers, managers and staff to discuss strategy and analyze operating results and address significant variances to budget in an effort to identify trends and changes in our business and adjust operating strategy and tactics as needed. We focus on operating metrics including changes in OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, pricing (CPM), local and total advertising revenue per attendee, as well as our free cash flow and related financial leverage and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Recent Transactions

On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. The Fathom Events business focused on the marketing and distribution of live and pre-recorded entertainment programming to theatre operators to provide additional programs to augment their feature film schedule. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for AC JV, LLC for nine months following closing (which ended September 25, 2014). In addition, NCM LLC entered into a services agreement with a term coinciding with the digital programming ESAs, which grants AC JV, LLC advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom. In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue. NCM LLC has also agreed to provide creative and media production services for the same fee available to the founding members related to the marketing of their core theatrical business.

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision for $375 million, consisting of $225 million in cash and $150 million of NCM, Inc. common stock (9,900,990 shares based on a price of $15.15 per share). The merger consideration is subject to adjustment based upon Screenvision’s Adjusted EBITDA for the twelve months ended April 30, 2014 and Screenvision’s working capital at closing. Consummation of the Merger is subject to clearance under the HSR Act and other customary closing conditions, including satisfaction of representations, warranties and covenants. All necessary corporate action by NCM, Inc. and Screenvision to approve the Merger has occurred. On November 3, 2014, the DOJ filed an antitrust lawsuit challenging the proposed merger between NCM, Inc. and Screenvision. The Company and Screenvision intend to defend their proposed merger. Refer to Note 10 – Subsequent Events for further information.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 21, 2014 for the Company’s fiscal year ended December 26, 2013 and Item 1A of this Form 10-Q.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

	Three Months Ended		Nine Months Ended		% Change
	Sept. 25, 2014	Sept. 26, 2013	Sept. 25, 2014	Sept. 26, 2013	Q3 2014 to Q3 2013	YTD 2014 to YTD 2013
Revenue:
Advertising	$100.8	$127.6	$270.9	$318.2	(21.0%)	(14.9%)
Fathom Events	—	7.5	—	21.9	(100.0%)	(100.0%)

Total	100.8	135.1	270.9	340.1	(25.4%)	(20.3%)
Operating expenses:
Advertising	38.5	41.3	114.5	117.9	(6.8%)	(2.9%)
Fathom Events	—	6.4	—	18.6	(100.0%)	(100.0%)
Network, administrative and unallocated costs	19.6	20.0	58.9	56.6	(2.0%)	4.1%
Merger-related administrative costs (1)	2.0	—	3.7	—

Total	60.1	67.7	177.1	193.1	(11.2%)	(8.3%)

Operating income	40.7	67.4	93.8	147.0	(39.6%)	(36.2%)
Non-operating expenses	19.2	18.7	56.9	57.8	2.7%	(1.6%)
Income tax expense	2.1	6.4	4.2	13.0	(67.2%)	(67.7%)
Net income attributable to noncontrolling interests	14.6	28.6	27.4	54.0	(49.0%)	(49.3%)

Net income attributable to NCM, Inc.	$4.8	$13.7	$5.3	$22.2	(65.0%)	(76.1%)

Net income per NCM, Inc. basic share	$0.08	$0.24	$0.09	$0.40	(66.6%)	(77.5%)
Net income per NCM, Inc. diluted share	$0.08	$0.24	$0.09	$0.40	(66.3%)	(77.4%)

Adjusted OIBDA	$52.2	$76.7	$126.8	$172.0	(31.9%)	(26.3%)
Adjusted OIBDA margin	51.8%	56.8%	46.8%	50.6%	(5.0%)	(3.8%)
Total theatre attendance (in millions) (2)(3)	163.5	192.0	505.4	533.7	(14.8%)	(5.3%)

(1)	Merger-related costs represent legal, accounting, advisory and other professional fees associated with the proposed merger with Screenvision and are included in administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)	Represents the total attendance within NCM LLC’s advertising network.
(3)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with U.S. GAAP. OIBDA represents consolidated net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA share based payment costs and merger-related costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs or costs associated with the proposed Screenvision merger. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that consolidated net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 25, 2014	September 26, 2013	September 25, 2014	September 26, 2013
Consolidated net income	$19.4	$42.3	$32.7	$76.2
Income tax expense	2.1	6.4	4.2	13.0
Interest and other non-operating costs	19.2	18.7	56.9	57.8
Depreciation and amortization	8.6	7.2	24.2	18.8

OIBDA	$49.3	$74.6	$118.0	$165.8
Share-based compensation costs (1)	0.9	2.1	5.1	6.2
Merger-related administrative costs (2)	2.0	—	3.7	—

Adjusted OIBDA	$52.2	$76.7	$126.8	$172.0
Total revenue	$100.8	$135.1	$270.9	$340.1
Adjusted OIBDA margin	51.8%	56.8%	46.8%	50.6%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)	Merger-related costs represent legal, accounting, advisory and other professional fees associated with the proposed merger with Screenvision and are included in administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.

Basis of Presentation

The results of operations data for the three and nine months ended September 25, 2014 and September 26, 2013 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended September 25, 2014 and September 26, 2013

Revenue. Total revenue decreased $34.3 million, or 25.4%, from $135.1 million for the three months ended September 26, 2013 to $100.8 million for the three months ended September 25, 2014, due to a $26.8 million, or 21.0%, decrease in total advertising revenue and a $7.5 million decrease in Fathom Events revenue related to the sale of that part of our business at the end of 2013. The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013	Q3 2014 to Q3 2013
National advertising revenue	$62.9	$91.1	$(28.2)	(31.0%)
Local advertising revenue	28.9	25.0	3.9	15.6%
Founding member advertising revenue from beverage concessionaire agreements	9.0	11.5	(2.5)	(21.7%)

Total advertising revenue	100.8	127.6	(26.8)	(21.0%)

Fathom Consumer revenue	—	7.5	(7.5)	(100.0%)
Fathom Business revenue	—	—	—	0.0%

Total Fathom Events revenue	—	7.5	(7.5)	(100.0%)

Total revenue	$100.8	$135.1	$(34.3)	(25.4%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended September 25, 2014 and September 26, 2013:

	Three Months Ended		% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013
National advertising revenue per attendee	$0.385	$0.474	(18.8%)
Local advertising revenue per attendee	$0.177	$0.130	36.2%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.561	$0.605	(7.3%)
Total advertising revenue per attendee	$0.617	$0.665	(7.2%)
Total theatre attendance (in millions) (1) (2)	163.5	192.0	(14.8%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $28.2 million, or 31.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 27.2% decrease in national advertising CPMs (excluding beverage revenue) due primarily to a soft television scatter marketplace, the increase in competition from other national video networks, including several new online and mobile advertising platforms, and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client categories that traditionally buy television and other advertising at lower CPMs. National advertising revenue also decreased due to a decline in spending by content partners and scatter spending by our previous cell phone public service announcement (“PSA”) client, which decreased $9.4 million and $5.9 million, respectively, compared to the third quarter of 2013. Further, national advertising revenue (excluding beverage revenue) declined due to a decrease in utilized impressions of 9.3% in the third quarter of 2014 compared to the third quarter of 2013. The decline in utilized impressions was due to a decline in theatre attendance of 14.8% quarter over quarter, partially offset by an increase in national inventory utilization which rose from 117.6% in the third quarter of 2013 to 125.3% in the third quarter of 2014. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

Local advertising revenue. The $3.9 million, or 15.6%, increase in local advertising revenue was driven by a 9.5% increase in the average contract volume in the third quarter of 2014, compared to the third quarter of 2013, and a 4.5% increase in contract value in the third quarter of 2014, compared to the third quarter of 2013. The increase in average contract value was driven by a $3.6 million, or 131.6%, increase in the total value of contracts over $250,000. The growth in these larger local contracts during the three months ended

September 25, 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers. The increase in contract volume was driven primarily by the higher number of larger regional contracts and the improving economy that benefited smaller businesses and the continued expansion of the number of theatres in our network.

Founding member beverage revenue. The $2.5 million, or 21.7%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 16.4% decrease in founding member attendance in the third quarter of 2014, compared to the third quarter of 2013 and a 5.8% decrease in beverage revenue CPMs, which declined because the 2014 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2012.

Fathom Events revenue. Fathom Events revenue was zero for the three months ended September 25, 2014 from $7.5 million for the three months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $7.6 million, or 11.2%, from $67.7 million for the three months ended September 26, 2013 to $60.1 million for the three months ended September 25, 2014. The following table shows the changes in operating expense for the three months ended September 25, 2014 and September 26, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013	Q3 2014 to Q3 2013
Advertising operating costs	$6.5	$7.9	$(1.4)	(17.7%)
Fathom Events operating costs	—	5.4	(5.4)	(100.0%)
Network costs	4.4	5.1	(0.7)	(13.7%)
Theatre access fees—founding members	17.0	18.7	(1.7)	(9.1%)
Selling and marketing costs	14.7	15.6	(0.9)	(5.8%)
Merger-related administrative costs	2.0	—	2.0	100.0%
Other administrative and other costs	6.9	7.8	(0.9)	(11.5%)
Depreciation and amortization	8.6	7.2	1.4	19.4%

Total operating expenses	$60.1	$67.7	$(7.6)	(11.2%)

Advertising operating costs. Advertising operating costs decreased $1.4 million, or 17.7%, from $7.9 million for the third quarter of 2013 to $6.5 million for the third quarter of 2014. This decrease was primarily the result of a $0.9 million decrease in affiliate advertising payments, a $0.2 million decrease in lobby production supplies and a $0.2 million decrease in onscreen production costs. The decrease in affiliate advertising payments was driven by lower total advertising revenue partially offset by an 8.6% increase in the number of average affiliate screens in the third quarter of 2014, compared to the third quarter of 2013 due to the addition of 352 affiliate screens related to newly constructed, acquired and signed affiliate theatres. Lobby production supplies and onscreen production costs decreased due to lower advertising revenue in the period.

Fathom Events operating costs. Fathom Events operating costs were zero in the three months ended September 25, 2014 from $5.4 million for the three months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $0.7 million, or 13.7%, from $5.1 million for the third quarter of 2013 to $4.4 million for the third quarter of 2014. The decrease was primarily due to a decrease in personnel expense of $0.5 million due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs.

Theatre access fees. Theatre access fees decreased $1.7 million, or 9.1%, from $18.7 million for the third quarter of 2013 to $17.0 million for the third quarter of 2014. The decrease was due to a $2.1 million decrease related to the 16.4% decrease in founding member attendance in the third quarter of 2014 compared to the third quarter of 2013, partially offset by a $0.4 million increase in theatre access fees due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.3 million related to an annual 5% rate increase specified in the ESAs and $0.1 million from an increase of 1.1% in the average number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment quarter-over-quarter due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $0.9 million, or 5.8%, from $15.6 million for the third quarter of 2013 to $14.7 million for the third quarter of 2014. This decrease was primarily due to a decrease of $0.4 million in personnel expense due primarily to lower salaries, bonuses and related taxes (related to lower performance against internal targets) and lower benefit costs. In addition, selling and marketing costs decreased $0.3 million due to a decline in marketing research expense.

Merger-related administrative costs. Merger-related administrative costs were $2.0 million for the third quarter of 2014 due to legal, accounting, advisory and other professional fees associated with the proposed Screenvision merger.

Other administrative and other costs. Other administrative and other costs decreased $0.9 million, or 11.5%, from $7.8 million for the third quarter of 2013 to $6.9 million for the third quarter of 2014 due primarily to a $0.6 million decrease in personnel expense due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs, as well as a $0.2 million decrease in legal and professional fees.

Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 19.4%, from $7.2 million for the third quarter of 2013 to $8.6 million for the third quarter of 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily from founding member acquisitions.

Non-operating expenses. Total non-operating expenses increased $0.5 million, or 2.7%, from $18.7 million for the three months ended September 26, 2013 to $19.2 million for the three months ended September 25, 2014. The following table shows the changes in non-operating expense for the three months ended September 25, 2014 and September 26, 2013 (in millions):

	Three Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	Q3 2014 to Q3 2013	Q3 2014 to Q3 2013
Interest on borrowings	$12.7	$12.8	$(0.1)	(0.8%)
Interest income	(0.3)	(0.1)	(0.2)	NM
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.5	3.4	0.1	2.9%
Amortization of terminated derivatives	2.6	2.6	—	0.0%
Other non-operating expense	0.7	—	0.7	100.0%

Total non-operating expenses	$19.2	$18.7	$0.5	2.7%

NM = not meaningful.

The increase in non-operating expense was due to an increase in other non-operating expense of $0.7 million due to severance expense for employees of the Fathom Events business that was sold at the end of 2013. In addition, interest income increased by $0.2 million due primarily to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events.

Net income. Net income decreased $8.9 million from $13.7 million for the three months ended September 26, 2013 to $4.8 million for the three months ended September 25, 2014. The decrease in net income was due to a decrease in operating income of $26.7 million and an increase of $0.5 million in non-operating expense, as described further above, partially offset by a $14.0 million decrease in income attributable to noncontrolling interests and a decrease in income tax expense of $4.3 million due primarily to lower net income before taxes in the period.

Nine months ended September 25, 2014 and September 26, 2013

Revenue. Total revenue decreased $69.2 million, or 20.3%, from $340.1 million for the nine months ended September 26, 2013 to $270.9 million for the nine months ended September 25, 2014 due to a $47.3 million, or 14.9%, decrease in advertising revenue and $21.9 million decrease in Fathom Events revenue due to the sale of this part of our business at the end of 2013. The following is a summary of revenue by category (in millions).

	Nine Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
National advertising revenue	$174.0	$226.0	$(52.0)	(23.0%)
Local advertising revenue	68.7	60.7	8.0	13.2%
Founding member advertising revenue from beverage concessionaire agreements	28.2	31.5	(3.3)	(10.5%)

Total advertising revenue	270.9	318.2	(47.3)	(14.9%)

Fathom Consumer revenue	—	20.8	(20.8)	(100.0%)
Fathom Business revenue	—	1.1	(1.1)	(100.0%)

Total Fathom Events revenue	—	21.9	(21.9)	(100.0%)

Total revenue	$270.9	$340.1	$(69.2)	(20.3%)

The following table shows data on theatre attendance and revenue per attendee for the nine months ended September 25, 2014 and September 26, 2013:

	Nine Months Ended		% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013
National advertising revenue per attendee	$0.344	$0.423	(18.7%)
Local advertising revenue per attendee	$0.136	$0.114	19.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.480	$0.537	(10.6%)
Total advertising revenue per attendee	$0.536	$0.596	(10.1%)
Total theatre attendance (in millions) (1) (2)	505.4	533.7	(5.3%)

(1)	Represents the total attendance within NCM LLC’s advertising network.
(2)	Excludes screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $52.0 million, or 23.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 21.5% decrease in national advertising CPMs (excluding beverage revenue) due primarily to a soft television scatter market, the increase in competition from other national video networks, including several new online and mobile advertising platforms, and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs. National advertising revenue also decreased due to a decline in revenue by content partners and scatter spending by our previous cell phone PSA client, which decreased $8.9 million and $12.5 million, respectively, compared to the first nine months of 2013. Further, national advertising revenue (excluding beverage revenue) declined due to a decrease in utilized impressions of 3.2% in the first nine months of 2014 compared to the first nine months of 2013. The decline in utilized impressions was due to a decline in theatre attendance of 5.3% year-over-year, partially offset by an increase in national inventory utilization which rose from 104.9% in the nine months ended September 26, 2013 to 107.3% in the nine months ended September 25, 2014. Inventory utilization is calculated based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

Local advertising revenue. The $8.0 million, or 13.2%, increase in local advertising revenue was driven by an increase in local advertising contract volume of 9.6% and an increase in the average contract value of 3.1% in the nine months ended September 25, 2014, compared to the nine months ended September 26, 2013. The increase in average contract value was driven primarily by an $8.3 million, or 107.2%, increase in the total value of contracts over $250,000. The growth in these larger local contracts during the nine months ended September 25, 2014 was due in part to the growth of our network and better geographic coverage in many markets and states that increased our appeal to advertisers and attracted several large additional regional contracts in the automotive and telecommunications industries. The increase in contract volume was driven primarily by the higher number of larger regional contracts and the improving economy that benefited smaller businesses and the continued expansion of the number of theatres in our network.

Founding member beverage revenue. The $3.3 million, or 10.5%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 4.9% decrease in founding member attendance in the nine months ended September 25, 2014, compared to the nine months ended September 26, 2013 and a 5.8% decrease in beverage revenue CPMs, which declined because the 2014 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2012.

Fathom Events revenue. Fathom Events revenue was zero for the nine months ended September 25, 2014 from $21.9 million for the nine months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Operating expenses. Total operating expenses decreased $16.0 million, or 8.3%, from $193.1 million for the nine months ended September 26, 2013 to $177.1 million for the nine months ended September 25, 2014. The following table shows the changes in operating expense for the nine months ended September 25, 2014 and September 26, 2013 (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
Advertising operating costs	$18.1	$21.7	$(3.6)	(16.6%)
Fathom Events operating costs	—	15.4	(15.4)	(100.0%)
Network costs	13.4	15.2	(1.8)	(11.8%)
Theatre access fees—founding members	52.3	52.4	(0.1)	(0.2%)
Selling and marketing costs	43.8	46.7	(2.9)	(6.2%)
Merger-related administrative costs	3.7	—	3.7	100.0%
Other administrative and other costs	21.6	22.9	(1.3)	(5.7%)
Depreciation and amortization	24.2	18.8	5.4	28.7%

Total operating expenses	$177.1	$193.1	$(16.0)	(8.3%)

Advertising operating costs. Advertising operating costs decreased $3.6 million, or 16.6%, from $21.7 million for the nine months ended September 26, 2013 to $18.1 million for the nine months ended September 25, 2014. This decrease was primarily the result of a $2.3 million decrease in affiliate advertising payments, a $0.5 million decrease in onscreen production costs and a $0.4 million decrease in lobby production supplies. The decrease in affiliate advertising payments was driven by lower total advertising revenue and a 2.7% decrease in the number of average affiliate screens in the nine months ended September 25, 2014, compared to the nine months ended September 26, 2013 due to the acquisition of certain affiliate screens by NCM LLC’s founding members, partially offset by the addition of 352 affiliate screens related to newly constructed, acquired and signed affiliate theatres. Lobby production supplies and onscreen production costs decreased due to lower revenue during the period.

Fathom Events operating costs. Fathom Events operating costs were zero in the nine months ended September 25, 2014 from $15.4 million for the nine months ended September 26, 2013 due to the sale of this portion of our business on December 26, 2013.

Network costs. Network costs decreased $1.8 million, or 11.8%, from $15.2 million for the nine months ended September 26, 2013 to $13.4 million for the nine months ended September 25, 2014. The decrease was primarily due to a decrease in personnel expense of $1.0 million due primarily to lower share-based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs, as well as a decrease of $0.2 million for reimbursement of AC JV, LLC transition costs and a decrease of $0.2 million in equipment rental and network maintenance costs.

Theatre access fees. Theatre access fees decreased $0.1 million, or 0.2%, from $52.4 million for the nine months ended September 26, 2013 to $52.3 million for the nine months ended September 25, 2014. The decrease was primarily due to a $1.7 million decrease related to the 4.9% decrease in founding member attendance in the first nine months of 2014 compared to the first nine months of 2013, partially offset by a $1.6 million increase in theatre access fees due to an increase in the number of digital screens, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased

$0.9 million related to an annual 5% rate increase specified in the ESAs and $0.5 million from an increase of 3.7% in the average number of NCM LLC’s founding member theatres equipped with the higher quality digital cinema equipment year-over-year due primarily to acquisitions of new theatres by the founding members.

Selling and marketing costs. Selling and marketing costs decreased $2.9 million, or 6.2%, from $46.7 million for the nine months ended September 26, 2013 to $43.8 million for the nine months ended September 25, 2014. This decrease was primarily due to a decrease of $1.7 million in non-cash barter expense related to timing of barter transactions, a decrease of $0.7 million in personnel expense due primarily to lower salaries, bonuses and related taxes (related to lower performance against internal targets) and lower benefit costs and a decrease of $0.3 million in certain marketing expenses.

Merger-related administrative costs. Merger-related administrative costs were $3.7 million for the nine months ended September 26, 2014 due primarily to legal, accounting, advisory and other professional fees associated with the proposed Screenvision merger.

Other administrative and other costs. Other administrative and other costs decreased $1.3 million, or 5.7%, from $22.9 million for the nine months ended September 26, 2013 to $21.6 million for the nine months ended September 25, 2014 due primarily to a $1.1 million decrease in personnel expense due primarily to lower share based compensation expense, bonus expense and related taxes (related to lower performance against internal targets) and lower benefit costs, as well as a decrease in legal and professional fees of approximately $0.3 million.

Depreciation and amortization. Depreciation and amortization expense increased $5.4 million, or 28.7%, from $18.8 million for the nine months ended September 26, 2013 to $24.2 million for the nine months ended September 25, 2014. The increase was primarily due to higher amortization of intangible assets related to new affiliate agreements and NCM LLC founding member common unit adjustments, primarily related to founding member acquisitions.

Non-operating expenses. Total non-operating expenses decreased $0.9 million, or 1.6%, from $57.8 million for the nine months ended September 26, 2013 to $56.9 million for the nine months ended September 25, 2014. The following table shows the changes in non-operating expense for the nine months ended September 25, 2014 and September 26, 2013 (in millions):

	Nine Months Ended		$ Change	% Change
	September 25, 2014	September 26, 2013	YTD 2014 to YTD 2013	YTD 2014 to YTD 2013
Interest on borrowings	$38.8	$38.9	$(0.1)	(0.3%)
Interest income	(1.2)	(0.3)	(0.9)	NM
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.8	10.2	0.6	5.9%
Amortization of terminated derivatives	7.6	7.8	(0.2)	(2.6%)
Other non-operating expense	0.9	1.2	(0.3)	(25.0%)

Total non-operating expenses	$56.9	$57.8	$(0.9)	(1.6%)

NM = not meaningful.

The decline in non-operating expense was due primarily to an increase in interest income of $0.9 million due primarily to interest accrued on the notes receivable from NCM LLC’s founding members from the sale of Fathom Events. In addition, other non-operating expense decreased $0.3 million due to the absence of the write-off of debt issuance costs, partially offset by severance expense for employees of the Fathom Events business that was sold at the end of 2013. The decrease to non-operating expense was partially offset by an increase in interest due to NCM LLC’s founding members under the tax receivable agreement of $0.6 million due primarily to changes in tax rates and NCM LLC ownership rates period over period.

Net income. Net income decreased $16.9 million from net income of $22.2 million for the nine months ended September 26, 2013 to $5.3 million for the nine months ended September 25, 2014. The decrease in net income was due to a decrease in operating income of $53.2 million and a decrease of $0.9 million in non-operating expense, as described further above, partially offset by a $26.6 million decrease in income attributable to noncontrolling interests, a decrease in income tax expense of $8.8 million due primarily to lower net income before taxes in the period.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including increased competition related to the expansion of new online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, growth in our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems that are in process. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and TV ratings and effectiveness declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have favorably impacted our national advertising projections for the fourth quarter of 2014 that are up approximately 20% versus the fourth quarter of 2013 and our upfront bookings that are currently up over 125% for the period October 1, 2014 through the end of 2015 versus the same five quarter period ending in December of 2014, including an agency buying group that is being finalized. Consistent with TV upfront bookings, a portion of our upfront commitments after Q4 2014 have cancellation options associated with them. Our future revenue growth could also be positively impacted by the expansion of our advertising network, including the proposed merger with Screenvision. During 2013 and thus far in 2014, we have added ten new affiliate theatre circuits with 491 screens and 15 million annual attendees and our founding members have added 14 theatres with 223 screens and annual attendance of approximately 10 million. The recent affiliate and founding member theatre additions will result in approximately 350 million new salable national advertising impressions (assuming 14 national advertising units of 30 seconds each). The additional network affiliate and founding member impressions are already integrated into our advertising sales process. These additional attendees will provide our advertising clients a better marketing product with increased advertising impressions, improved geographic coverage and better audience targeting capabilities that is expected to expand our and our theatre circuit partner’s revenue, operating income and cash flow. We also believe that the continued growth of our network strengthens our selling proposition and competitive positioning versus other national and local video advertising platforms, including television, online and mobile video platforms and other out-of home advertising platforms.

In 2013 and in the first nine months of 2014, we experienced a decline of 7.6% and 21.5%, respectively, compared to the prior period in national advertising CPMs (excluding beverage revenue) due primarily to the increased competition from other national video networks, including several new online and mobile advertising platforms and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our client mix to new client categories that traditionally buy their television and other advertising at lower CPMs. We expect this rate of decline to lessen during the fourth quarter of 2014, as compared to the first nine months of 2014 because the trend had begun in the fourth quarter of 2013 (CPMs decreased 19% for the fourth quarter of 2013 versus the fourth quarter of 2012) due to the greater upfront demand and higher expected utilized impressions driven by a higher expected utilization percentage. While the CPM decline in the fourth quarter of 2014 is expected to be less than the second and third quarters of 2014, we expect our CPMs for 2014 to be approximately 17% to 20% below prior year. However, given the large declines for 2014, we do expect CPMs to begin to stabilize in 2015 due to the greater upfront demand.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2013, we sold 60 seconds to NCM LLC’s founding members. We expect to continue to sell 60 seconds of time to NCM LLC’s founding members in 2014. NCM LLC’s founding members are renegotiating their agreements with their beverage supplier, which could change the amount of advertising time that is bought from us to satisfy those agreements. Should the amount of time acquired as part of these beverage concessionaire arrangements decline, that time will be available for sale to other clients. Through 2011, this time was priced on a CPM basis, which changed each year as specified in the ESAs. Per the ESAs, beginning in 2012, this time is priced equal to the annual percentage change in the advertising CPM for the previous year charged to unaffiliated third parties during segment one (closest to show time) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC. Due to the lower CPMs that we realized in 2013, this reduced the CPM on our beverage concessionaire revenue during the first nine months of 2014 and will reduce the CPM on our beverage concessionaire revenue during the remainder of 2014. In addition, our expected lower CPMs for 2014 are expected to further reduce the CPM on our beverage concessionaire revenue during 2015.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen. The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate founding member advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 25, 2014 and September 26, 2013, approximately 88.2% and 86.2%, respectively, of our founding member network screens were showing advertising on digital cinema projectors.

On May 5, 2014, we entered into the Merger Agreement to merge with Screenvision as described in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview. Consummation of the Merger is subject to clearance under the HSR Act, as well, as other customary closing conditions. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The Company and Screenvision intend to defend their proposed merger. If prior to May 5, 2015 (or 90 days thereafter if extended by the Company or Screenvision), certain conditions related to the HSR process are not fulfilled, the Merger is prohibited by law or a final non-appealable government order, or if we materially breach our representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, Screenvision may be able to terminate the Merger Agreement and, upon termination, we may be required to pay a termination fee of approximately $28.8 million. NCM LLC would indemnify NCM, Inc. and bear a pro rata portion of this fee based upon NCM, Inc.’s ownership percentage in NCM LLC, with NCM LLC’s founding members bearing the remainder of the fee in accordance with their ownership percentage in NCM LLC. If Screenvision or its affiliates materially breach their representations or covenants such that the closing conditions in the Merger Agreement cannot be satisfied, they will be required to pay us a termination fee of $10 million, and if Screenvision is subsequently sold within one year of the termination, an additional amount equal to the amount by which the sale proceeds are greater than $385 million will be paid to us up to a maximum of $28.8 million (including the $10 million). If the Merger is not completed and we are required to pay the termination fee, our financial results would be adversely affected.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt. As a result of these financing transactions, we extended the average maturities of our debt by over six years. The average remaining maturity is 6.5 years as of September 25, 2014. As of September 25, 2014, approximately 67% of our total borrowings bear interest at fixed rates. The remaining 33% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 5—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

During the nine months ended September 25, 2014, we paid regular quarterly cash dividends of $0.66 per share on each share of the Company’s common stock and we paid a special dividend of $0.50 per share on each share of the Company’s common stock. These dividend payments totaled $68.1 million during the first nine months of 2014.

Our short-term marketable securities balance decreased $51.0 million, from $71.3 million as of December 26, 2013 to $20.3 million as of September 25, 2014 and our long-term marketable securities balance increased by $39.4 million, from $0 as of December 26, 2013 to $39.4 million as of September 25, 2014. The decrease in short-term marketable securities and the increase in long-term marketable securities were due primarily to the Company purchasing more marketable securities with original maturities greater than one year to increase its average interest rates and increase interest income on excess cash balances. As investments mature during the remainder of 2014, the Company expects to continue to purchase securities with longer maturities in order to achieve higher average rates of return on its investments.

Trends Related to Ownership in NCM LLC

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year. During the first quarter of 2014, NCM LLC issued 1,087,911 common membership units to its founding members for the rights to exclusive access to net new theatre screens and attendees added by the founding members to NCM LLC’s network during 2013. Of these units, 432,646 related to theatre acquisitions and 655,265 related to new theatres constructed, net of closures. NCM LLC recorded a net intangible asset of approximately $16.4 million during the first quarter of 2014 as a result of the annual Common Unit Adjustment. The common unit adjustment for the first quarter of 2014 was lower than the adjustment for the first quarter of 2013 primarily due to the fact that the founding members opened fewer net new theatres but two of the founding members made large acquisitions that exceeded the two percent of attendance threshold requiring NCM LLC to make a special common unit adjustment.

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 45.8% as of September 25, 2014 compared to 46.1% at December 26, 2013 due primarily to the common unit adjustment described above, which has proportionally increased net income attributable to noncontrolling interests and decreased net income attributable to NCM, Inc.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 25, 2014	December 26, 2013	September 26, 2013	Q3 2014 to YE 2013	Q3 2014 to Q3 2013
Cash, cash equivalents and marketable securities (1)	$84.3	$126.0	$127.2	$(41.7)	$(42.9)
Revolver availability (2)	124.0	104.0	110.0	20.0	14.0

Total liquidity	$208.3	$230.0	$237.2	$(21.7)	$(28.9)

(1)	Included in cash and cash equivalents as of September 25, 2014, December 26, 2013 and September 26, 2013, was $13.0 million, $13.3 million and $8.8 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)	The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total availability under the revolving credit facility is $149.0 million. Of the total available, $14.0 million outstanding principal of the revolving credit facility will not be repaid in connection with any future prepayments of the revolving credit facility amounts, but rather that portion of the revolving credit facility will be paid in full along with any accrued and unpaid fees and interest, on the maturity date of December 31, 2014.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 25, 2014	September 26, 2013
Operating cash flow	$86.9	$113.9
Investing cash flow	$1.7	$(39.9)
Financing cash flow	$(118.7)	$(76.6)

•

Operating Activities. The $27.0 million decrease in cash provided by operating activities for the nine months ended September 25, 2014 versus the nine months ended September 26, 2013 was due primarily to the $43.5 million decrease in consolidated net income and a $15.0 million higher payment to NCM LLC’s founding members under the tax receivable agreement due primarily to additional payments made for operating loss carrybacks to prior years, partially offset by an $33.0 million increase in accounts receivable period over period primarily due to the timing of revenue and collections in the period.

•	Investing Activities. The $41.6 million increase in cash provided by investing activities for the nine months ended September 25, 2014 compared to the nine months ended September 26, 2013 was due primarily to higher proceeds from sale and maturities of marketable securities, net of purchases of $34.7 million, and a decrease of $5.9 million in affiliate payments for the up-front fees paid upon commencement of network affiliate agreements.

•	Financing Activities. The $42.1 million increase in cash used in financing activities for the nine months ended September 25, 2014 versus the nine months ended September 26, 2013 was due primarily to an increase of $31.7 million in cash dividends paid due to the payment of a special cash dividend of $0.50 per share during the first quarter of 2014 and lower proceeds of stock option exercises of $15.7 million.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 25, 2014 were $71.3 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its “available cash”, as defined in the operating agreement quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 25, 2014 (which will be made during the fourth quarter of 2014) was $40.3 million, of which $18.5 million will be distributed to NCM, Inc. NCM, Inc. expects to use cash received from the available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on October 29, 2014 of $0.22 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock, which will accrue dividends until the shares vest) to stockholders of record on November 20, 2014 to be paid on December 5, 2014. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2013 and incorporated by reference herein. As of September 25, 2014, there were no significant changes in those critical accounting policies.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). ASU 2014-15 requires that management evaluate at each annual and interim reporting period whether there is a substantial doubt about an entity’s ability to continue as a going concern within one year of the date that the financial statements are issued. ASU 2014-15 will be effective for fiscal years and interim periods beginning after December 15, 2016 and early application is permitted. The Company does not expect that the application of ASU 2014-15 will have an impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the nine months ended September 25, 2014.

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

The primary market risk to which we are exposed is interest rate risk. The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk. As of September 25, 2014, the only interest rate risk that we are exposed to is related to our $149.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $25.0 million revolving credit balance and $270.0 million term loan outstanding as of September 25, 2014. For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2013 and incorporated by reference herein.

Item 4.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure. As of September 25, 2014, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 25, 2014 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 25, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On November 3, 2014, the DOJ filed, in the U.S. district court for the Southern District of New York, an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision. The DOJ claims that the proposed merger would eliminate competition in the market for preshow services and eliminate competition between NCM, Inc. and Screenvision for advertisers. The Company and Screenvision intend to defend their proposed merger.

In addition, we are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 21, 2014 for the fiscal year ended December 26, 2013, except as noted below.

On May 5, 2014, NCM, Inc., Screenvision and certain of their affiliates entered into the Merger Agreement, as described in Note 1 – The Company to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q. On November 3, 2014, the DOJ filed an antitrust lawsuit seeking to enjoin the proposed merger between NCM, Inc. and Screenvision (the “DOJ Action”), as described in Note 10 – Subsequent Events to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q.

The DOJ Action has delayed, and could ultimately prevent, the consummation of the Merger.

The filing of the DOJ Action has delayed, and, if the Company and Screenvision are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. There can be no assurance that we will be successful in defending against or settling the DOJ Action or that the Merger will be consummated by any particular time, if at all.

In addition, even if the Company enters into a settlement with respect to the DOJ Action, there can be no assurance that we will not be required to agree to terms, conditions, requirements, limitations, costs or restrictions that could further delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the Merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger.

Delays in completing the Merger have delayed, and could continue to delay, the benefits expected to be achieved thereunder.

The need to satisfy conditions and obtain consents, clearances and approvals for the Merger, as well as the pendency of the DOJ Action, have delayed, and could continue to delay, the consummation of the Merger for a significant period of time or prevent it from occurring. Even if ultimately consummated, the delay in the consummation of the Merger could cause the combined company to be delayed or limited in realizing some of the synergies and other benefits that the parties anticipated had the Merger been successfully completed within its originally expected time frame.

If we are unsuccessful in our defense of the Merger, we may be required to make a termination payment of $28.8 million, which could adversely impact NCM, Inc.’s stock price and would adversely impact NCM, Inc.’s liquidity and financial condition.

The Merger Agreement contains certain termination rights, including the right of either party to terminate the Merger Agreement upon the material breach of covenants or representations by the other. Furthermore, if the Company is unsuccessful in its defense of the Merger with the DOJ, Screenvision may have the right to terminate the Merger Agreement and, upon termination, we may be required to pay Screenvision a termination fee of $28.8 million. NCM LLC will bear a pro rata portion of this fee based on the aggregate ownership percentages of the founding member theatre circuits in NCM LLC. The payment of such fee could have an adverse impact on our liquidity and financial condition. In addition, if the Merger Agreement is terminated, we may suffer other negative consequences. We will incur substantial expenses and costs related to the Merger, whether or not it is consummated, including legal, accounting and advisory fees. Also, failure to consummate the Merger may result in negative market reactions, and may have an adverse impact on NCM, Inc.’s stock price and future financial results.

A continued delay or a failure to ultimately consummate the Merger could materially and adversely affect our future business, financial condition, results of operations and prospects.

If the Merger is further delayed or is not completed, our ongoing business may be materially and adversely affected, and we will be subject to several risks, including the following:

•	we may be required to pay a termination fee of $28.8 million under certain circumstances provided in the Merger Agreement;

•	prior to any termination of the Merger Agreement, we are restricted by the terms of the Merger Agreement, which may cause us to forego otherwise attractive business opportunities;

•	we will be required to pay substantial out-of-pocket costs relating to the Merger, whether or not it is consummated, such as legal, defense, accounting, and financial advisers fees; and

•	our management will have focused its attention on preparing for and defending the Merger instead of on pursuing other opportunities that could have been beneficial to us.

If the Merger is not completed or is further delayed, there can be no assurance that these risks will not materialize and will not materially and adversely affect NCM, Inc.’s business, financial condition, results of operations and prospects.

The pending Merger, the DOJ Action and our current pre-merger integration planning efforts may divert resources from our management’s day-to-day operations and ongoing efforts related to other strategies and initiatives.

The pending Merger, the DOJ Action and our current pre-merger integration planning efforts may divert our management’s attention from day-to-day business operations and the execution and pursuit of strategic plans and initiatives. The diversion of management attention from ongoing business operations and strategic efforts could result in performance shortfalls, which could adversely impact NCM, Inc.’s business and operations.

The integration of the businesses of NCM LLC and Screenvision may be more difficult, costly or time consuming than expected, and the Merger may not result in any or all of the anticipated benefits, including cost synergies.

Although under no obligation to do so, following the Merger, we may contribute the Screenvision business to NCM LLC. The success of combining Screenvision’s business with NCM LLC, including the realization of the anticipated benefits, will depend, in part, on the ability of the combined company to successfully integrate the two businesses. Failure to effectively integrate the businesses could adversely impact the expected benefits of the Merger, including cost synergies stemming from overlapping sales, operating and general and administrative functions that the Company has estimated could aggregate $30 million per year and the increase in revenue related to the improvement in our advertising product and competitive positioning of NCM, Inc. within the broader video advertising marketplace. The integration of two large independent companies will be complex, and we will be required to devote significant management attention and incur substantial costs to integrate NCM LLC’s and Screenvision’s business practices, policies, cultures and operations. The integration process could also result in the loss of key employees, and the disruption of each company’s ongoing businesses, which could materially impact the combined company’s future financial results.

Furthermore, we may encounter additional challenges, difficulties and costs, including those related to, without limitation, managing a larger combined company; consolidating corporate and administrative infrastructures and eliminating overlapping operations; retaining our existing advertisers and customers; unanticipated issues in integrating our networks and information technology, communications and other systems; and unforeseen and unexpected liabilities related to the Merger or Screenvision’s business. Delays encountered in the integration could adversely impact the business, financial condition and operations of the combined company.

Consummation of the Merger will require the Company to incur significant additional indebtedness, which could adversely impact our financial condition and may hinder our ability to obtain additional financing and pursue other business and investment opportunities.

As described in Note 5 – Borrowings, in contemplation of the Merger with Screenvision, we entered into a Commitment Letter for a $250 million term loan with certain existing NCM LLC revolving credit facility lenders to finance the $225 million portion of the merger consideration that will be paid in cash, along with fees and expenses incurred in connection with the term loan and the Merger. Incurrence of additional indebtedness could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, and limiting our ability to obtain additional financing and implement and pursue strategic initiatives and opportunities. Additionally, if we do not achieve the expected benefits and cost savings from the Merger with Screenvision, or if the financial performance of NCM, Inc., as the combined company, does not meet current expectations, then our ability to service the debt may be adversely impacted. NCM LLC’s credit ratings may also be impacted as a result of the incurrence of additional acquisition-related indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 27, 2014 through July 24, 2014	—	N/A	—	N/A

July 25, 2014 through August 28, 2014	736	$15.78	—	N/A

August 29, 2014 through September 25, 2014	—	N/A	—	N/A

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit	Reference	Description

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 4, 2014	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2014	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	November 4, 2014	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)