Form 10-Q
period 2015-07-02
National CineMedia, Inc.
filed 2015-08-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2015

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

As of August 4, 2015, 61,472,476 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	July 2, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11.8	$13.4
Short-term marketable securities	16.1	21.7
Receivables, net of allowance of $4.8 and $4.3, respectively	126.9	116.5
Prepaid expenses	4.2	3.6
Deferred tax assets	2.9	6.9
Income tax receivable	5.8	6.1
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.8	—
Total current assets	172.7	172.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $75.9 and $72.9, respectively	21.9	22.4
Intangible assets, net of accumulated amortization of $80.3 and $69.3, respectively	508.8	488.6
Deferred tax assets	230.0	227.3
Debt issuance costs, net of accumulated amortization of $19.1 and $17.8, respectively	14.2	15.5
Long-term notes receivable, net of current portion - founding members	16.6	16.6
Other investments	4.3	2.5
Long-term marketable securities	41.5	45.5
Other assets	0.5	0.6
Total non-current assets	837.8	819.0
TOTAL ASSETS	$1,010.5	$991.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$28.1	$34.9
Payable to founding members under tax receivable agreement	15.4	19.6
Accrued expenses	18.9	19.2
Accrued payroll and related expenses	10.0	10.7
Accounts payable	13.2	13.3
Deferred revenue	13.4	8.5
Deferred tax liability	0.7	1.0
Total current liabilities	99.7	107.2
NON-CURRENT LIABILITIES:
Long-term debt	935.0	892.0
Deferred tax liability	52.0	54.2
Payable to founding members under tax receivable agreement	145.4	146.7
Total non-current liabilities	1,132.4	1,092.9
Total liabilities	1,232.1	1,200.1
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 59,012,038 and 58,750,926 issued and outstanding, respectively	0.6	0.6
Additional paid in capital/(deficit)	(248.2)	(261.0)
Retained earnings (distributions in excess of earnings)	(173.5)	(147.4)
Accumulated other comprehensive income/(loss)	-	(0.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(421.1)	(408.2)
Noncontrolling interests	199.5	199.5
Total equity/(deficit)	(221.6)	(208.7)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,010.5	$991.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014
REVENUE:
Advertising (including revenue from founding members of $9.0, $9.8, $16.7 and $19.3, respectively)	$121.5	$99.9	$198.4	$170.1
OPERATING EXPENSES:
Advertising operating costs	8.3	6.6	14.1	11.6
Network costs	4.2	4.4	8.7	9.0
Theatre access fees—founding members	19.2	17.9	36.4	35.3
Selling and marketing costs	17.0	14.1	33.0	29.1
Merger termination fee and related merger costs	0.9	1.7	34.3	1.7
Administrative and other costs	8.3	7.1	17.0	14.7
Depreciation and amortization	8.2	7.8	16.2	15.6
Total	66.1	59.6	159.7	117.0
OPERATING INCOME	55.4	40.3	38.7	53.1
NON-OPERATING EXPENSES:
Interest on borrowings	13.1	13.0	26.2	26.1
Interest income	(0.3)	(0.5)	(0.9)	(0.9)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.5	3.5	7.1	7.3
Amortization of terminated derivatives	-	2.5	1.6	5.0
Other non-operating expense	-	0.1	0.1	0.2
Total	16.3	18.6	34.1	37.7
INCOME BEFORE INCOME TAXES	39.1	21.7	4.6	15.4
Income tax expense	5.8	3.8	1.5	2.1
CONSOLIDATED NET INCOME	33.3	17.9	3.1	13.3
Less: Net income attributable to noncontrolling interests	23.2	14.3	2.0	12.8
NET INCOME ATTRIBUTABLE TO NCM, INC.	$10.1	$3.6	$1.1	$0.5

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.17	$0.06	$0.02	$0.01
Diluted	$0.17	$0.06	$0.02	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	58,974,581	58,722,025	58,931,628	58,670,412
Diluted	59,595,019	59,000,127	59,360,245	59,006,383

Dividends declared per common share	$0.22	$0.22	$0.44	$0.94

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014
CONSOLIDATED NET INCOME, NET OF TAX OF $5.8, $3.8, 1.5 AND $2.1, RESPECTIVELY	$33.3	$17.9	$3.1	$13.3
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.0, $0.5, $0.3 and $0.9, respectively	—	2.0	1.3	4.1
CONSOLIDATED COMPREHENSIVE INCOME	33.3	19.9	4.4	17.4
Less: Comprehensive income attributable to noncontrolling interests	—	15.6	2.9	15.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$33.3	$4.3	$1.5	$1.9

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Six Months Ended
	July 2, 2015	June 26, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$3.1	$13.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	1.0	9.2
Depreciation and amortization	16.2	15.6
Non-cash share-based compensation	5.9	4.2
Excess tax benefit from share-based compensation	(0.1)	0.2
Accretion of interest on the discounted payable to founding members under tax receivable agreement	7.1	7.3
Amortization of terminated derivatives	1.6	5.0
Amortization of debt issuance costs	1.3	1.4
Other	0.6	(0.3)
Changes in operating assets and liabilities:
Receivables, net	(12.0)	10.9
Accounts payable and accrued expenses	(1.8)	(12.8)
Amounts due to founding members	1.0	3.0
Payment to founding members under tax receivable agreement	(17.2)	(25.1)
Deferred revenue	4.9	5.7
Income taxes and other	(1.4)	(1.0)
Net cash provided by operating activities	10.2	36.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4.8)	(5.2)
Purchases of marketable securities	(40.8)	(70.2)
Proceeds from sale and maturities of marketable securities	49.9	81.3
Purchases of intangible assets from network affiliates	(0.9)	(0.5)
Net cash provided by investing activities	3.4	5.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(26.4)	(55.2)
Proceeds from borrowings	113.0	63.0
Repayments of borrowings	(70.0)	(54.0)
Payment of debt issuance costs	-	(0.1)
Founding member integration payments	1.1	0.9
Distributions to founding members	(32.9)	(37.2)
Excess tax benefit from share-based compensation	0.1	(0.2)
Proceeds from stock option exercises	1.1	0.8
Repurchase of stock for restricted stock tax withholding	(1.2)	(1.3)
Net cash used in financing activities	(15.2)	(83.3)
CHANGE IN CASH AND CASH EQUIVALENTS	(1.6)	(41.3)
Cash and cash equivalents at beginning of period	13.4	54.7
Cash and cash equivalents at end of period	$11.8	$13.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended
	July 2, 2015	June 26, 2014
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$31.4	$16.4
Accrued distributions to founding members	$25.1	$18.4
Increase (decrease) in dividends not requiring cash in the period	$0.8	$(0.7)
Increase in cost and equity method investments	$1.7	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$24.8	$24.5
Payments for income taxes, net	$0.2	$6.6

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings	Accumulated
				Paid in	(Distribution	Other
		Common Stock		Capital	in Excess of	Comprehensive	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Loss	Interest
Balance—January 1, 2015	$(208.7)	58,750,926	$0.6	$(261.0)	$(147.4)	$(0.4)	$199.5
Distributions to founding members	(25.1)	—	—	—	—	—	(25.1)
NCM LLC equity issued for purchase of intangible asset	31.4	—	—	14.1	—	—	17.3
Income tax and other impacts of NCM LLC ownership changes	(2.4)	—	—	(5.4)	—	—	3.0
Comprehensive income, net of tax	4.4	—	—	—	1.1	0.4	2.9
Share-based compensation issued	1.1	261,112	—	1.1	—	—	—
Share-based compensation expense/capitalized	4.9	—	—	3.0	—	—	1.9
Cash dividends declared $0.44 per share	(27.2)	—	—	—	(27.2)	—	—
Balance—July 2, 2015	$(221.6)	59,012,038	$0.6	$(248.2)	$(173.5)	$(0.0)	$199.5

Balance—December 26, 2013	$(146.1)	58,519,137	$0.6	$(271.7)	$(80.0)	$(3.2)	$208.2
Distributions to founding members	(24.6)	—	—	—	—	—	(24.6)
NCM LLC equity returned for purchase of intangible asset	16.4	—	—	7.5	—	—	8.9
Income tax and other impacts of NCM LLC ownership changes	(0.8)	—	—	(2.4)	—	—	1.6
Comprehensive income, net of tax	17.4	—	—	—	0.5	1.4	15.5
Share-based compensation issued	(0.5)	223,052	—	(0.5)	—	—	—
Share-based compensation expense/capitalized	4.2	—	—	2.9	—	—	1.3
Excess tax benefit from share-based compensation	0.2	—	—	0.2	—	—	—
Cash dividends declared $0.94 per share	(54.5)	—	—	—	(54.5)	—	—
Balance—June 26, 2014	$(188.3)	58,742,189	$0.6	$(264.0)	$(134.0)	$(1.8)	$210.9

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  The Company operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theatre circuits (known as “network affiliates”) under long-term network affiliate agreements, which have terms from three to twenty years.

As of July 2, 2015, NCM LLC had 130,716,532 common membership units outstanding, of which 59,012,038 (45.2%) were owned by NCM, Inc., 26,409,784 (20.2%) were owned by Regal, 25,631,046 (19.6%) were owned by Cinemark and 19,663,664 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”).  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the six months ended July 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the six months ended July 2, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

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

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by the fact that the majority of accounts receivable are with large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of July 2, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and six months ended July 2, 2015 and the three months ended June 26, 2014, there were no customers that accounted for more than 10% of revenue. During the six months ended June 26, 2014, revenue related to advertisements of NCM LLC’s founding members’ beverage supplier accounted for 11.3% of total revenue.

Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. In 2015 and 2014, the Company did not grant stock options.  In 2015 and 2014, the restricted stock grants for Company officers vest upon the achievement of Company performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, 16,146, 3,672, 254,461 and 251,660 shares of restricted stock and restricted stock units vested, respectively.  During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, 57,890, 23,559, 90,405 and 52,447 stock options were exercised at a weighted average exercise price of $12.15, $12.73, $12.18 and $13.74 per share, respectively.

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Six Months Ended
	July 2, 2015	June 26, 2014
Net income attributable to NCM, Inc.	$1.1	$0.5
NCM LLC equity issued for purchase of intangible asset	14.1	7.5
Income tax and other impacts of subsidiary ownership changes	(5.4)	(2.4)
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$9.8	$5.6

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

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates the concept of extraordinary items from GAAP.  Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.  A reporting entity may apply ASU 2015-01 prospectively.  A reporting entity may also apply ASU 2015-01 retrospectively to all periods presented in the financial statements. The Company expects to adopt this accounting guidance in its first quarter of 2016 and does not expect the application of ASU 2015-01 to have a material impact in the unaudited Condensed Consolidated Financial Statements or notes thereto.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the application of ASU 2015-02 to have a material impact in the unaudited Condensed Consolidated Financial Statements or notes thereto.

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

In April 2015, the FASB issued Accounting Standards Update 2015-05, “Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”), which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within that reporting period, with early adoption permitted. The Company does not expect the application of ASU 2015-05 to have a material impact in the unaudited Condensed Consolidated Financial Statements or notes thereto.

2. INCOME PER SHARE

Basic income per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, restricted stock and restricted stock units using the treasury stock method.  The components of basic and diluted income per NCM, Inc. share are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014
Net income attributable to NCM, Inc. (in millions)	$10.1	$3.6	$1.1	$0.5
Weighted average shares outstanding:
Basic	58,974,581	58,722,025	58,931,628	58,670,412
Add: Dilutive effect of stock options and restricted stock	620,438	278,102	428,617	335,971
Diluted	$59,595,019	$59,000,127	$59,360,245	$59,006,383
Income per NCM, Inc. share:
Basic	$0.17	$0.06	$0.02	$0.01
Diluted	$0.17	$0.06	$0.02	$0.01

The effect of 71,704,494, 69,543,579, 70,814,007 and 69,059,399 exchangeable NCM LLC common units held by the founding members for the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in NCM, Inc. dividends.  In addition, there were 16,810 and 84,891, 61,329 and 164,038 stock options and non-vested (restricted) shares for the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, the Company recorded a reduction to net intangible assets of $0.8 million, $0.6 million, $1.1 million and $0.8 million respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, AMC and Cinemark paid a total of $0.3 million, $0.2 million, $1.1 million, and $0.9 million respectively, in integration payments.

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Six Months Ended
Included in the Condensed Consolidated Statements of Income:	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$9.0	$9.8	$16.6	$19.2
Advertising inventory revenue (included in advertising revenue) (2)	—	—	0.1	0.1
Operating expenses:
Theatre access fee (3)	19.2	17.9	36.4	35.3
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.3	0.3	0.5	0.5
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	0.1	—	0.1	—
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.2	0.3	0.5	0.6

(1)

For the three and six months ended July 2, 2015 and June 26, 2014, the founding members purchased 60 seconds of on-screen advertising time (with a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a rate specified by the ESA at a 30 second equivalent cost per thousand (“CPM”).

(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)

Comprised of payments per theatre attendee and payments per digital screen with respect to the founding member theatres included in the Company’s network, including payments for access to higher quality digital cinema equipment.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Consolidated Balance Sheets:	July 2, 2015	January 1, 2015
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.4	$—
Current portion of notes receivable - founding members (2)	4.2	4.2
Long-term portion of notes receivable - founding members (2)	16.6	16.6
Interest receivable on notes receivable (included in other current assets) (2)	0.5	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (3)	478.6	458.3
Current payable to founding members under tax receivable agreement (4)	15.4	19.6
Long-term payable to founding members under tax receivable agreement (4)	145.4	146.7

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	Refer to the discussion of notes receivable from the founding members above.
(3)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.
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

On March 16, 2015, the Company announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the six months ended July 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the six months ended July 2, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and six months ended July 2, 2015 and June 26, 2014 were as follows (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014
AMC	$6.9	$5.1	$6.9	$6.8
Cinemark	9.0	6.5	9.0	8.7
Regal	9.2	6.8	9.2	9.1
Total founding members	25.1	18.4	25.1	24.6
NCM, Inc.	20.7	15.6	20.7	20.9
Total	$45.8	$34.0	$45.8	$45.5

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by NCM LLC to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no distribution made in the second quarter of 2015 relating to the available cash produced during the three months ended April 2, 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the NCM LLC revolving credit facility.

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended July 2, 2015 of $25.1 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of July 2, 2015 and will be made in the third quarter of 2015.

Amounts due to founding members as of July 2, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.2	1.1	1.5	$3.8
Cost and other reimbursement	(0.6)	(0.3)	0.1	(0.8)
Distributions payable to founding members	6.9	9.0	9.2	25.1
Total amounts due to founding members	$7.5	$9.8	$10.8	$28.1

Amounts due to founding members as of January 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$0.8	0.8	1.2	$2.8
Cost and other reimbursement	(0.6)	(0.2)	—	(0.8)
Distributions payable to founding members	9.1	11.6	12.2	32.9
Total amounts due to founding members	$9.3	$12.2	$13.4	$34.9

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.   The Company’s investment in AC JV, LLC was $1.4 million and $1.3 million as of July 2, 2015 and January 1, 2015, respectively.  Equity in earnings from AC JV, LLC was $0.0 million, $0.1 million, $0.1 million and $0.1 million for the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, respectively and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income.

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

NCM LLC has an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, there was approximately $0.0 million, $0.1 million $0.1 million and $0.1 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of July 2, 2015 and January 1, 2015, respectively.

NCM LLC has an agreement with Starplex Operating L.P. (“Starplex”), an affiliate of one of NCM, Inc.’s former directors, who was a long-standing member of NCM, Inc.’s board of directors until his resignation during 2014.  During the three and six months ended June 26, 2014, there was approximately $0.8 million and $1.3 million included in advertising operating costs related to Starplex, and there was approximately $0.9 million of accounts payable with Starplex as of January

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1, 2015.  Following the director’s resignation from NCM, Inc.’s board of directors in 2014, Starplex is no longer a related party.

Other Transactions—NCM LLC has an agreement with an interactive media company to sell some of its online inventory.  One of NCM, Inc.’s directors is also a director of this media company.  During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, this company generated approximately $0.0 million, $0.1 million, $0.0 million and $0.2 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million of accounts receivable due from this company as of July 2, 2015 and January 1, 2015, respectively.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook preshow.  During the three months ended July 2, 2015 and June 26, 2014 and the six months ended July 2, 2015 and June 26, 2014, NCM LLC received approximately $0.5 million, $0.0 million, $0.9 million and $0.0 million, respectively, in revenue from AEG Live and as of July 2, 2015 and January 1, 2015, had $0.0 million and $0.4 million, respectively, of accounts receivable from AEG Live.

5.  BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of July 2, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	July 2, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$65.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total	$935.0	$892.0

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of July 2, 2015 and January 1, 2015, NCM LLC’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of July 2, 2015, NCM LLC’s total availability under the revolving credit facility was $70.0 million.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of July 2, 2015 was 2.57%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of July 2, 2015 was 2.94%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of July 2, 2015, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants.  As of July 2, 2015, NCM LLC’s consolidated net senior secured leverage ratio was 3.3 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012.  The notes are subordinated to all existing and future secured debt, including indebtedness under NCM LLC’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which NCM LLC was in compliance as of July 2, 2015.

Senior Secured Notes due 2022—On July 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012.  The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility.  The Senior Secured Notes contain certain non-maintenance covenants with which NCM LLC was in compliance as of July 2, 2015.

6. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to 20 years, prior to any renewal periods of which some are at the option of the Company.  As of July 2, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $32.3 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of July 2, 2015, the Company had no liabilities recorded for these obligations as such guarantees are less than the expected share of revenue paid to the affiliate.  As of January 1, 2015, the Company had an inconsequential amount of liabilities recorded for these obligations.

Income Taxes―The Company is subject to taxation in the U.S. and various states.  As of July 2, 2015 and January 1, 2015, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other investments consisted of the following (in millions):

	As of
	July 2, 2015	January 1, 2015
Investment in AC JV, LLC (1)	$1.4	$1.3
Other investments (2)	2.9	1.2
Total	$4.3	$2.5

(1)	Refer to Note 4—Related Party Transactions.
(2)

During 2014 and the first quarter of 2015, the Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

The fair value of the investments has not been estimated as of July 2, 2015 and January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of July 2, 2015 and January 1, 2015, the Company had notes receivable totaling $20.8 million and $20.8 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of July 2, 2015		As of January 1, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$267.9	$270.0	$257.9
Senior Unsecured Notes	200.0	210.8	200.0	210.8
Senior Secured Notes	400.0	415.5	400.0	400.8

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of July 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$6.7	$6.7	$—	$—
Short-term marketable securities (2)	16.1	12.4	3.7	—
Long-term marketable securities (2)	41.5	36.7	4.8	—
Total assets	$64.3	$55.8	$8.5	$—

		Fair Value Measurements at Reporting Date Using
	As of January 1, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$2.5	$2.5	$—	$—
Short-term marketable securities (2)	21.7	9.5	12.2	—
Long-term marketable securities (2)	45.5	41.5	4.0	—
Total assets	$69.7	$53.5	$16.2	$—

(1)

Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value.  Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

(2)

Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and six months ended July 2, 2015 and June 26, 2014, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of July 2, 2015, there was an inconsequential amount of gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer, and as of January 1, 2015, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of July 2, 2015 and January 1, 2015 were as follows:

	As of July 2, 2015
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$12.4	$12.4	0.5
Short-term certificates of deposit	3.7	3.7	0.5
Total short-term marketable securities	16.1	16.1

Long-term U.S. government treasury bonds	1.2	1.2	2.3
Long-term municipal bonds	1.7	1.7	1.4
Long-term U.S. government agency bonds	33.8	33.8	3.2
Long-term certificates of deposit:
Financial	4.5	4.5	2.4
Industrial	0.3	0.3	2.4
Total long-term marketable securities	41.5	41.5
Total marketable securities	$57.6	$57.6

	As of January 1, 2015
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$9.4	$9.5	0.5
Short-term commercial paper:
Financial	3.4	3.4	—
Industrial	3.3	3.3	0.1
Utility	3.0	3.0	0.2
Short-term certificates of deposit	2.5	2.5	0.6
Total short-term marketable securities	21.6	21.7

Long-term U.S. government treasury bonds	5.1	5.1	2.7
Long-term municipal bonds	0.3	0.3	1.4
Long-term U.S. government agency bonds	36.1	36.1	3.3
Long-term certificates of deposit	4.0	4.0	3.1
Total long-term marketable securities	45.5	45.5
Total marketable securities	$67.1	$67.2

(1)

Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of July 2, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of July 2, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The changes in AOCI by component for the six months ended July 2, 2015 and June 26, 2014 were as follows (in millions):

	Six Months Ended
	July 2, 2015	June 26, 2014	Income Statement Location
Balance at beginning of period	$(0.4)	$(3.2)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	5.0	Amortization of terminated derivatives
Total amounts reclassified from AOCI	1.6	5.0
Noncontrolling interest on reclassifications	(0.9)	(2.7)
Tax effect on reclassifications	(0.3)	(0.9)
Net other comprehensive income	0.4	1.4
Impact of subsidiary ownership changes	—	—
Balance at end of period	$—	$(1.8)

9. SUBSEQUENT EVENT

On August 5, 2015, the Company declared a cash dividend of $0.22 per share (approximately $13.0 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on August 20, 2015 to be paid on September 3, 2015.

On August 6, 2015, Kurt C. Hall notified the Board of Directors (“the Board”) of the Company of his intent to resign as President, Chief Executive Officer, Chairman of the Board and a Director of the Company and to resign from all positions he holds at National CineMedia, LLC upon the appointment of his successor CEO.  Mr. Hall’s decision to resign was not a result of any disagreement with the Company on any matters relating to the Company’s operations, policies or practices.

In connection with Mr. Hall’s anticipated resignation, the Company announced that it will implement its Chairman and CEO succession plan. The Board has retained an executive search firm to initiate a search for a new CEO to succeed Mr. Hall.  Upon the appointment of a new CEO, Scott N. Schneider, currently Lead Director of the Company’s Board of Directors, will succeed Mr. Hall as Chairman of the Board and Mr. Hall will continue in a 24-month consulting role as an advisor to the Board and CEO to facilitate a seamless transition and consult on other business matters.

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

Overview

NCM LLC operates the largest digital in-theatre media network in North America, through which it sells in-theatre and online advertising and promotions. Our revenue is principally derived from the sale of advertising through long-term ESAs with NCM LLC’s founding members (approximately 22 years remaining as of July 2, 2015) and multi-year agreements with network affiliates, which expire at various dates through July 22, 2031.  The weighted average remaining term of the Company’s network affiliate agreements is 6.3 years. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 97% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (754 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (85% digital cinema projectors and 15% LCD projectors).

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

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision.  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the six months ended July 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the six months ended July 2, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 27, 2015 for the Company’s fiscal year ended January 1, 2015 and Item 1A of this Form 10-Q.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

	Three Months Ended		Six Months Ended		% Change
	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014	Q2 2015 to Q2 2014	YTD 2015 to YTD 2014
Revenue:
Advertising	$121.5	$99.9	$198.4	$170.1	21.6%	16.6%
Operating expenses:
Advertising	43.9	38.5	82.5	76.0	14.0%	8.6%
Network, administrative and unallocated costs	21.3	19.4	42.9	39.3	9.8%	9.2%
Merger termination fee and related merger costs (1)	0.9	1.7	34.3	1.7	NM	NM
Total	66.1	59.6	159.7	117.0	10.9%	36.5%
Operating income	55.4	40.3	38.7	53.1	37.5%	(27.1%)
Non-operating expenses	16.3	18.6	34.1	37.7	(12.4%)	(9.5%)
Income tax expense	5.8	3.8	1.5	2.1	52.6%	(28.6%)
Net income attributable to noncontrolling interests	23.2	14.3	2.0	12.8	62.2%	(84.4%)
Net income attributable to NCM, Inc.	$10.1	$3.6	$1.1	$0.5	180.6%	120.0%

Net income per NCM, Inc. basic share	$0.17	$0.06	$0.02	$0.01	179.4%	120.0%
Net income per NCM, Inc. diluted share	$0.17	$0.06	$0.02	$0.01	177.9%	117.6%

Adjusted OIBDA	$67.4	$52.0	$95.1	$74.6	29.6%	27.5%
Adjusted OIBDA margin	55.5%	52.1%	47.9%	43.9%	3.4%	4.0%
Total theatre attendance (in millions) (2)	191.8	175.4	353.2	341.9	9.4%	3.3%

NM = not meaningful.

(1)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(2)	Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the U.S. OIBDA represents consolidated net income plus income tax expense, interest and other costs and depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs and the merger termination fee and related merger costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs or costs associated with the Screenvision merger. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that consolidated net income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-

GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	July 2, 2015	June 26, 2014	July 2, 2015	June 26, 2014
Consolidated net income	$33.3	$17.9	$3.1	$13.3
Income tax expense	5.8	3.8	1.5	2.1
Interest and other non-operating costs	16.3	18.6	34.1	37.7
Depreciation and amortization	8.2	7.8	16.2	15.6
OIBDA	$63.6	$48.1	$54.9	$68.7
Share-based compensation costs (1)	2.9	2.2	5.9	4.2
Merger termination fee and related merger costs (2)	0.9	1.7	34.3	1.7
Adjusted OIBDA	$67.4	$52.0	$95.1	$74.6
Total revenue	$121.5	$99.9	$198.4	$170.1
Adjusted OIBDA margin	55.5%	52.1%	47.9%	43.9%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

The Company has also presented total operating expenses before the merger termination fee and related merger costs within its results of operations section below which is not a financial measure calculated in accordance with GAAP in the United States.  Operating expenses before the merger termination fee and related merger costs represent operating costs less costs associated with the terminated Screenvision merger.  This non-GAAP financial measure is used to provide readers a comparison of our results for the first six months of 2015 to our results for the first six months of 2014 without the nonrecurring merger termination fee and related merger costs.  The Company believes this is an important supplemental measure because it eliminates these nonrecurring costs to highlight trends in its ongoing business that may not otherwise be apparent when relying solely on GAAP financial measures.  Operating expenses before the merger termination fee and related merger costs should not be regarded as an alternative to operating expenses or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that total operating expenses is the most directly comparable GAAP financial measure.

Basis of Presentation

The results of operations data for the three and six months ended July 2, 2015 and June 26, 2014 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended July 2, 2015 and June 26, 2014

Revenue. Total revenue increased 21.6%, from $99.9 million for the three months ended June 26, 2014 to $121.5 million for the three months ended July 2, 2015.  The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	July 2, 2015	June 26, 2014	Q2 2015 to Q2 2014	Q2 2015 to Q2 2014
National advertising revenue	$89.2	$68.4	$20.8	30.4%
Local advertising revenue	23.3	21.7	1.6	7.4%
Founding member advertising revenue from beverage concessionaire agreements	9.0	9.8	(0.8)	(8.2%)
Total revenue	$121.5	$99.9	$21.6	21.6%

The following table shows data on theatre attendance and revenue per attendee for the three months ended July 2, 2015 and June 26, 2014:

	Three Months Ended		% Change
	July 2, 2015	June 26, 2014	Q2 2015 to Q2 2014
National advertising revenue per attendee	$0.465	$0.390	19.2%
Local advertising revenue per attendee	$0.121	$0.124	(2.4%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.587	$0.514	14.2%
Total advertising revenue per attendee	$0.633	$0.570	11.1%
Total theatre attendance (in millions) (1)	191.8	175.4	9.4%

(1)	Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $20.8 million, or 30.4%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 20.5% increase in impressions sold (net of make-good reserve) in the second quarter of 2015, compared to the second quarter of 2014 and an increase in national advertising CPMs (excluding beverage) of 10.6% in the second quarter of 2015, compared to the second quarter of 2014.  The increase in impressions sold (net of make-good reserve) was driven by an increase in national inventory utilization, which rose from 122.9% for the second quarter of 2014 to 133.3% for the second quarter of 2015, due to an overall expansion of our client base, related in part to the success of our strategy to compete in the national television upfront marketplace.  National inventory utilization also increased due to a decrease in the length of approximately 50% of our content partner entertainment segments in our FirstLook preshow from two and a half minutes to two minutes in 2015, which contributed to the increase in our utilization by providing up to two additional 30 second national units across approximately 50% of our impression base.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in impressions sold (net of make-good reserve) was also driven by an increase in our network theatre attendance of 9.3% related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network affiliates discussed below in “Known Trends and Uncertainties”.  The increase in CPMs relates primarily to strong scatter market demand combined with limited inventory availability due to our successful upfront sales campaign last year.

Local advertising revenue. The $1.6 million, or 7.4% increase in local advertising revenue was driven by a 5.1% increase in average contract value and a 3.0% increase in total contract volume, compared to the second quarter of 2014.  The increase in average contract value was driven by a 13.2% increase in the average value of contracts between $100,000 and $250,000, partially offset by a 17.6% decrease in the average value of contracts above $250,000.  The increase in contract volume was driven primarily by an increase of 2.2% in the number of contracts below $10,000.

Founding member beverage revenue. The $0.8 million, or 8.2%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs, partially offset by a 7.6% increase in founding member attendance in the second quarter of 2015, compared to the second quarter of 2014.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  The increase in founding member attendance was primarily related to an overall increase in cinema industry attendance resulting from a stronger film release schedule.

Operating expenses. Total operating expenses increased 10.9%, from $59.6 million for the three months ended June 26, 2014 to $66.1 million for the three months ended July 2, 2015.  The following table shows the changes in operating expense for the three months ended July 2, 2015 and June 26, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	July 2, 2015	June 26, 2014	Q2 2015 to Q2 2014	Q2 2015 to Q2 2014
Advertising operating costs	$8.3	$6.6	$1.7	25.8%
Network costs	4.2	4.4	(0.2)	(4.5%)
Theatre access fees—founding members	19.2	17.9	1.3	7.3%
Selling and marketing costs	17.0	14.1	2.9	20.6%
Administrative and other costs	8.3	7.1	1.2	16.9%
Depreciation and amortization	8.2	7.8	0.4	5.1%
Total operating expenses before the merger termination fee and related merger costs	65.2	57.9	7.3	12.6%
Merger termination fee and related merger costs	0.9	1.7	(0.8)	NM
Total operating expenses	$66.1	$59.6	$6.5	10.9%

Advertising operating costs. Advertising operating costs increased $1.7 million, or 25.8%, from $6.6 million for the second quarter of 2014 to $8.3 million for the second quarter of 2015. This increase was primarily the result of a $1.5 million increase in affiliate advertising payments.  The increase in affiliate advertising payments was driven by higher national and local advertising revenue and a 7.4% or 252 screen increase in the number of average affiliate screens in the second quarter of 2015, compared to the second quarter of 2014.

Network costs. Network costs decreased $0.2 million, or 4.5%, from $4.4 million for the second quarter of 2014 to $4.2 million for the second quarter of 2015 due to a decrease in personnel related expenses.

Theatre access fees—founding members. Theatre access fees increased $1.3 million, or 7.3%, from $17.9 million for the second quarter of 2014 to $19.2 million for the second quarter of 2015.  The increase was due to a $0.9 million increase related to the 7.6% increase in founding member attendance in the second quarter of 2015 compared to the second quarter of 2014 and a $0.4 million increase in theatre access fees due to an increase in the fee associated with the number of digital screens that are connected to DCN, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.3 million related to an annual 5% rate increase specified in the ESAs and $0.1 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $2.9 million, or 20.6%, from $14.1 million for the second quarter of 2014 to $17.0 million for the second quarter of 2015. This increase was primarily due to an increase of $1.5 million in personnel related expenses due primarily to $0.6 million of higher non-cash share-based compensation expense, as well as, an increase of $0.4 million in salaries and related benefit costs and an increase of $0.4 million in local sales commissions resulting from higher revenue and better performance against targets compared to 2014.  Selling and marketing costs also increased due to an increase of $0.5 million in certain marketing and research expenses, an increase of $0.4 million in non-cash barter expense related to timing of barter transactions, and an increase of $0.4 million in software and publishing costs.

Administrative and other costs. Administrative and other costs increased $1.2 million, or 16.9%, from $7.1 million for the second quarter of 2014 to $8.3 million for the second quarter of 2015 due primarily to a $1.2 million increase in personnel related expenses due primarily to a $0.4 million increase in non-cash share-based compensation expense, an increase in salaries and related benefit costs of $0.4 million related to a more fully staffed workforce in 2015 and an increase in bonuses of $0.4 million due primarily to higher revenue and better performance against targets compared to 2014.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 5.1%, from $7.8 million for the second quarter of 2014 to $8.2 million for the second quarter of 2015. The increase was primarily due to NCM LLC founding member common unit adjustments and amortization of intangible assets related to new affiliate agreements.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $0.9 million for the second quarter of 2015 primarily for legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses decreased 12.4%, from $18.6 million for the three months ended June 26, 2014 to $16.3 million for the three months ended July 2, 2015.  The following table shows the changes in non-operating expense for the three months ended July 2, 2015 and June 26, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	July 2, 2015	June 26, 2014	Q2 2015 to Q2 2014	Q2 2015 to Q2 2014
Interest on borrowings	$13.1	$13.0	$0.1	0.8%
Interest income	(0.3)	(0.5)	0.2	(40.0%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.5	3.5	-	0.0%
Amortization of terminated derivatives	-	2.5	(2.5)	(100.0%)
Other non-operating expense	-	0.1	(0.1)	(100.0%)
Total non-operating expenses	$16.3	$18.6	$(2.3)	(12.4%)

The decrease in non-operating expense was due primarily to a $2.5 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net income. Net income increased $6.5 million from $3.6 million for the three months ended June 26, 2014 to $10.1 million for the three months ended July 2, 2015. The increase in net income was primarily due to an increase in operating income of $15.1 million and a decrease of $2.3 million in non-operating expense, as described above, partially offset by an $8.9 million increase in income attributable to noncontrolling interests and an increase in income tax expense of $2.0 million due primarily to higher net income before taxes in the period.

Six Months Ended July 2, 2015 and June 26, 2014

Revenue. Total revenue increased 16.6%, from $170.1 million for the six months ended June 26, 2014 to $198.4 million for the six months ended July 2, 2015.  The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	July 2, 2015	June 26, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
National advertising revenue	$140.1	$111.1	$29.0	26.1%
Local advertising revenue	41.7	39.8	1.9	4.8%
Founding member advertising revenue from beverage concessionaire agreements	16.6	19.2	(2.6)	(13.5%)
Total revenue	$198.4	$170.1	$28.3	16.6%

The following table shows data on theatre attendance and revenue per attendee for the six months ended July 2, 2015 and June 26, 2014:

	Six Months Ended		% Change
	July 2, 2015	June 26, 2014	YTD 2015 to YTD 2014
National advertising revenue per attendee	$0.397	$0.325	22.2%
Local advertising revenue per attendee	$0.118	$0.116	1.7%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.515	$0.441	16.8%
Total advertising revenue per attendee	$0.562	$0.498	12.9%
Total theatre attendance (in millions) (1)	353.2	341.9	3.3%

(1)	Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $29.0 million, or 26.1%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 27.1% increase in impressions sold (net of make-good reserve) in the first six months of 2015, compared to the first six months of 2014 and an increase in national advertising CPMs (excluding beverage) of 1.8% in the first six months of 2015, compared to the first six months of 2014.  The increase in impressions sold (net of make-good reserve) was driven by an increase in national inventory utilization, which rose from 98.7% for the first six months of 2014 to 118.3% for the first six months of 2015, due to an overall expansion of our client base, related in part to the success of our strategy to compete in the national television upfront marketplace.  National inventory utilization also increased due to a decrease in the length of approximately 50% of our content partner entertainment segments in our FirstLook preshow from two and a half minutes to two minutes in 2015, which contributed to the increase in our utilization by providing up to two additional 30 second national units across approximately 50% of our impression base.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  This increase in impressions sold (net of make-good reserve) was also driven by an increase in our network theatre attendance of 3.3% related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network affiliates discussed below in “Known Trends and Uncertainties”.  The increase in CPMs relates primarily to strong scatter market demand combined with limited inventory availability due to our successful upfront sales campaign last year.

Local advertising revenue. The $1.9 million, or 4.8%, increase in local advertising revenue was driven by a 7.5% increase in average contract value, partially offset by a 2.6% decrease in total contract volume, compared to the first six months of 2014.  The increase in average contract value was driven by a 7.9% increase in the average value of contracts between $100,000 and $250,000, while the decrease in contract volume was driven by a 4.4% decrease in the number of contracts below $10,000.

Founding member beverage revenue. The $2.6 million, or 13.5%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs, partially offset by an increase of 1.2% in founding member attendance in the first six months of 2015, compared to the first six months of 2014.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  The increase in founding member attendance was primarily related to an overall increase in cinema industry attendance resulting from a stronger film release schedule.

Operating expenses. Total operating expenses increased 36.5%, from $117.0 million for the six months ended June 26, 2014 to $159.7 million for the six months ended July 2, 2015 due primarily to the Screenvision merger termination fee and related merger costs.  The following table shows the changes in operating expense for the six months ended July 2, 2015 and June 26, 2014 (in millions):

	Six Months Ended		$ Change	% Change
	July 2, 2015	June 26, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
Advertising operating costs	$14.1	$11.6	$2.5	21.6%
Network costs	8.7	9.0	(0.3)	(3.3%)
Theatre access fees—founding members	36.4	35.3	1.1	3.1%
Selling and marketing costs	33.0	29.1	3.9	13.4%
Administrative and other costs	17.0	14.7	2.3	15.6%
Depreciation and amortization	16.2	15.6	0.6	3.8%
Total operating expenses before the merger termination fee and related merger costs	125.4	115.3	10.1	8.8%
Merger termination fee and related merger costs	34.3	1.7	32.6	NM
Total operating expenses	$159.7	$117.0	$42.7	36.5%

Advertising operating costs. Advertising operating costs increased $2.5 million, or 21.6%, from $11.6 million for the first six months of 2014 to $14.1 million for the first six months of 2015. This increase was primarily the result of a $2.1 million increase in affiliate advertising payments and an increase of $0.2 million in production costs.  The increase in affiliate advertising payments and production costs was driven by higher national and local advertising revenue and a 7.9% or 266 screen increase in the number of average affiliate screens in the first six months of 2015, compared to the first six months of 2014.

Network costs. Network costs decreased $0.3 million, or 3.3%, from $9.0 million for the first six months of 2014 to $8.7 million for the first six months of 2015 due to a decrease in personnel related expenses.

Theatre access fees—founding members. Theatre access fees increased $1.1 million, or 3.1%, from $35.3 million for the first six months of 2014 to $36.4 million for the first six months of 2015.  The increase was due to a $0.8 million increase in theatre access fees due to an increase in the fee associated with the number of digital screens that are connected to DCN, including higher quality digital cinema projectors and related equipment and a $0.3 million increase related to the 1.2% increase in founding member attendance in the first six months of 2015 compared to the first six months of 2014 and. The fees for digital screens and equipment increased $0.7 million related to an annual 5% rate increase specified in the ESAs and $0.1 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $3.9 million, or 13.4%, from $29.1 million for the first six months of 2014 to $33.0 million for the first six months of 2015. This increase was primarily due to an increase of $2.5 million in personnel related expenses due primarily to $1.0 million of higher non-cash share-based compensation expense, as well as, an increase of $0.8 million in salaries and related benefit costs and an increase of $0.5 million in local sales commissions resulting from higher revenue and better performance against targets compared to 2014.  Selling and marketing costs also increased due to an increase of $0.7 million in certain marketing and research expenses and an increase of $0.6 million in non-cash barter expense related to timing of barter transactions.

Administrative and other costs. Administrative and other costs increased $2.3 million, or 15.6%, from $14.7 million for the first six months of 2014 to $17.0 million for the first six months of 2015 due primarily to a $2.1 million increase in personnel related expenses due primarily to a $0.9 million increase in non-cash share-based compensation expense and an increase in salaries and related benefit costs of $0.8 million related to a more fully staffed workforce in 2015 and an increase in bonuses of $0.3 million due primarily to higher revenue and better performance against targets compared to 2014.

Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 3.8%, from $15.6 million for the first six months of 2014 to $16.2 million for the first six months of 2015. The increase was primarily due to NCM LLC founding member common unit adjustments and amortization of intangible assets related to new affiliate agreements.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $34.3 million for the first six months of 2015 due to the merger termination payment of approximately $26.8 million and approximately $7.5 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses decreased 9.5%, from $37.7 million for the six months ended June 26, 2014 to $34.1 million for the six months ended July 2, 2015.  The following table shows the changes in non-operating expense for the six months ended July 2, 2015 and June 26, 2014 (in millions):

	Six Months Ended		$ Change	% Change
	July 2, 2015	June 26, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
Interest on borrowings	$26.2	$26.1	$0.1	0.4%
Interest income	(0.9)	(0.9)	-	0.0%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	7.1	7.3	(0.2)	(2.7%)
Amortization of terminated derivatives	1.6	5.0	(3.4)	(68.0%)
Other non-operating expense	0.1	0.2	(0.1)	(50.0%)
Total non-operating expenses	$34.1	$37.7	$(3.6)	(9.5%)

The decrease in non-operating expense was due primarily to a $3.4 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net income. Net income increased $0.6 million from $0.5 million for the six months ended June 26, 2014 to $1.1 million for the six months ended July 2, 2015. The increase in net income was primarily due to a $10.8 million decrease in income attributable to noncontrolling interests, a decrease of $3.6 million in non-operating expense, as described above, and a decrease in income tax expense of $0.6 million due primarily to lower net income before taxes in the period, partially offset by a decrease in operating income of $14.4 million (due primarily to an increase of $32.6 million of the merger termination fee and related merger costs), as described further above.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national and local and regional advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems that are being accelerated. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and television ratings and effectiveness as a marketing platform declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have improved our upfront national bookings that were up approximately 100% going into 2015 (for the period from October 1, 2014 through December 31, 2015).  Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options that could reduce what is ultimately spent by clients that have made upfront commitments.

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

In 2014, we experienced a decline of 16.4% in national advertising CPMs (excluding beverage revenue) compared to the prior period due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client industries that traditionally buy their television advertising at lower CPMs.  However, during the first six months of 2015, we experienced an increase of 1.8% in national advertising CPMs (excluding beverage revenue) as a result of a 10.6% increase in CPMs during the second quarter of 2015 and an 11.1% decline in CPMs during the first quarter of 2015.  This volatility in quarterly national CPMs combined with an increase in national inventory utilization reflects the success of our upfront inventory packaging strategy that created multi-flight campaigns for clients that were priced based on expected lower market demand in the first quarter of 2015 as compared to the rest of the year.  As a result of this new packaging strategy and more dynamic scatter pricing that is responsive to week-to-week market demand and inventory availability, we expect our national advertising CPMs (excluding beverage) to continue to be higher during higher demand periods and lower during periods of lower demand where we have greater amounts of unsold inventory.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014 and in the first six months of 2015, we sold 60 seconds to NCM LLC’s founding members. In December 2014, we were notified by one of our founding members that beginning in July 2015, they will reduce their beverage advertising from 60 seconds to 30 seconds to accommodate a six-month test of other in-theatre marketing activities by their beverage supplier. During the six-month test, we will have the right to sell the 30 second unit to other clients. We expect this decrease to result in a reduction in beverage revenue of approximately $2.8 million for the second half of 2015.  However, we believe that given the higher inventory utilization experienced during the first six months of the year, some or all of this revenue may be replaced through the sale of national advertising to other brands who will find this premium inventory attractive. The other founding members have signed long-term contracts with their beverage suppliers that require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, beginning in 2012, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC. Due to a 14.4% decline in segment one CPMs in 2014, the CPM on our beverage concessionaire revenue declined during the first six months of 2015 by 14.4% and the remainder of 2015 will decline by an equivalent percentage.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of July 2, 2015, 92.1% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee rate of additional digital cinema installations in the existing founding member theatres will be minimal.

During 2015, we reduced the length of our content partner entertainment programming segments from two and a half minutes to two minutes in content partner agreements representing about 50% of our FirstLook preshow impressions.  During 2016, the remainder of our content partner agreements will also only provide for two minute entertainment content segments.  The reduction in the length of all of our FirstLook content partner entertainment segments from two and one half minutes to two minutes in will provide two additional 30 second national units and one additional local or regional advertising unit for us to sell across approximately 50% of our network impressions in 2015 and 100% in 2016.   This addition salable national, local and regional FirstLook preshow inventory could allow us to increase our future advertising revenue provided that there is adequate market demand.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt.  As a result of these financing transactions, we extended the average maturities of our debt by over six years.  The average remaining maturity is 5.8 years as of July 2, 2015.  As of July 2, 2015, approximately 64% of our total borrowings bear interest at fixed rates.  The remaining 36% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 5—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

Due primarily to the decrease in our national advertising revenue in 2014, our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus certain cash items) was less than our regular dividend payment in 2014 ($0.88 per share).  The $4.7 million deficit was funded by NCM, Inc.’s cash and marketable securities balances.  As of July 2, 2015, these balances totaled $63.7 million.  While we anticipate over time that our revenue growth will result in cash flow available for dividends in excess of our regular dividend payments and believe that our cash and marketable securities balances could continue to fund deficits similar to 2014 for the foreseeable future, our Board of Directors will evaluate continued deficits as one of the factors when declaring dividends in the future.

Our short-term marketable securities balance decreased $5.6 million, from $21.7 million as of January 1, 2015 to $16.1 million as of July 2, 2015 and our long-term marketable securities balance decreased by $4.0 million, from $45.5 million as of January 1, 2015 to $41.5 million as of July 2, 2015.  The decrease in short-term and long-term marketable securities was due primarily to the Company converting securities into cash primarily related to its seasonal cash needs to fund its dividend payments and payments associated with the tax receivable agreement with NCM LLC’s founding members.

On March 16, 2015, the Company announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the six months ended July 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the six months ended July 2, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.  We do not expect to incur additional material expenses related to the terminated merger.

Trends Related to Ownership in NCM LLC

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year.  During the first quarter of 2015 and 2014, NCM LLC issued 2,160,915 and 1,087,911 common membership units to its founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the previous year.  NCM LLC recorded a net intangible asset of $31.4 million and $16.4 million during the first quarter of 2015 and 2014, respectively, as a result of the Common Unit Adjustments.

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 45.2% as of July 2, 2015 compared to 45.8% at January 1, 2015 due primarily to the common unit adjustment described above, which has proportionally increased net income attributable to noncontrolling interests and decreased net income attributable to NCM, Inc.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	July 2, 2015	January 1, 2015	June 26, 2014	Q2 2015 to YE 2014	Q2 2015 to Q2 2014
Cash, cash equivalents and marketable securities (1)	$69.4	$80.6	$73.7	$(11.2)	$(4.3)
Revolver availability (2)	70.0	113.0	120.0	(43.0)	(50.0)
Total liquidity	$139.4	$193.6	$193.7	$(54.2)	$(54.3)

(1)

Included in cash and cash equivalents as of July 2, 2015, January 1, 2015 and June 26, 2014, was $5.7 million, $10.2 million and $3.4 million, respectively, of cash held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

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

The $54.3 million decrease in liquidity as of July 2, 2015, compared to June 26, 2014, was due primarily to the funding of the merger termination fee of $26.8 million during the first three months of 2015 and related merger costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the six months ended July 2, 2015).  The decrease in liquidity was also a result of the maturity of $14.0 million of the revolving credit facility in December 2014, for which NCM LLC paid the balance in full, thus decreasing the capacity under the revolving credit facility to $135.0 million from $149.0 million.  Pursuant to the NCM LLC Operating Agreement, the $25.5 million negative available cash distribution calculation for the first quarter of 2015 will be netted against the available cash distributions for the second quarter of 2016 (to be paid in the third quarter of 2016).  As such, the revolving credit facility borrowings related to these remaining merger costs are expected to be repaid at that time.

We have generated and used cash as follows (in millions):

	Six Months Ended
	July 2, 2015	June 26, 2014
Operating cash flow	$10.2	$36.6
Investing cash flow	$3.4	$5.4
Financing cash flow	$(15.2)	$(83.3)

•

Operating Activities. The $26.4 million decrease in cash provided by operating activities for the six months ended July 2, 2015 compared to the six months ended June 26, 2014 was due primarily to the $22.9 million lower change in accounts receivable period over period primarily due to higher revenue and timing of collections in the period and a $10.2 million decrease in consolidated net income, primarily related to the Screenvision merger termination fee and related merger costs, as described further above, and a decrease in the change to deferred tax assets due to net operating losses recorded in the period.  These decreases to cash provided by operating activities were partially offset by an $11.0 million decrease in accounts payable and accrued expenses period over period primarily due to the timing of payments and a $7.9 million lower payment to NCM LLC’s founding members under the tax receivable agreement due to a larger tax loss in 2014.

•

Investing Activities. The $2.0 million decrease in cash provided by investing activities for the six months ended July 2, 2015 compared to the six months ended June 26, 2014 was due primarily to lower proceeds from sale and maturities of marketable securities, net of purchases of $2.0 million.

•

Financing Activities. The $68.1 million decrease in cash used in financing activities for the six months ended July 2, 2015 compared to the six months ended June 26, 2014 was due primarily to a decrease of $28.8 million in cash dividends paid due to the absence of the payment of a special cash dividend of $0.50 per share during the first quarter of 2014 and higher proceeds from borrowings, net of repayments of $34.0 million due to higher borrowings on the revolving credit facility to pay the Screenvision merger termination fee and related merger costs, as described above.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of July 2, 2015 were $63.7 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million ($11.5 million with NCM, Inc.) due to the merger termination fee and related merger costs.  Pursuant to the NCM LLC Operating Agreement, there was no distribution made in the second quarter of 2015 and the negative amount will be netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  The available cash distribution to the members of NCM LLC for the three months ended July 2, 2015 (which will be made during the third quarter of 2015) was approximately $45.8 million, of which approximately $20.7 million will be distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on August 5, 2015 of $0.22 per share (approximately $13.0 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on August 20, 2015 to be paid on September 3, 2015. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows, as well as other relevant factors.

We expect to make $13.0 million to $15.0 million of capital expenditures in fiscal 2015.  This increase of $2.0 million to $3.0 million from our initial estimates is primarily related to an acceleration of the development of our management systems, including upgrades to our digital content software distribution and content management software and our proposal, inventory and audience targeting management systems.  Our total capital expenditure projections also include investments in reporting systems, server and storage upgrades, software licensing, our internet site and network equipment related to currently contracted network affiliate theatres.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of July 2, 2015, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended July 2, 2015.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2011, 2012, 2013 and 2014.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2011	16.3%	26.2%	31.2%	26.3%
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%
FY 2014	17.8%	25.4%	25.6%	31.2%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2010, 2011, 2012 and 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2011	15.3%	25.5%	32.9%	26.3%
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%
FY 2014	17.8%	25.4%	25.6%	31.2%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk.  As of July 2, 2015, the only interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.4 million for an annual period on the $65.0 million revolving credit balance and $270.0 million term loan outstanding as of July 2, 2015.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  As of July 2, 2015, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of July 2, 2015 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended July 2, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 3, 3015 through April 30, 2015	4,523	$15.24	—	N/A
May 1, 2015 through May 28, 2015	1,331	$15.26	—	N/A
May 29, 2015 through July 2, 2015	189	$15.96	_	N/A

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	August 7, 2015	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2015	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2015	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)