Form 10-Q
period 2015-10-01
National CineMedia, Inc.
filed 2015-11-09
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2015

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

As of November 3, 2015, 61,496,385 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	October 1, 2015	January 1, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22.7	$13.4
Short-term marketable securities	13.5	21.7
Receivables, net of allowance of $5.1 and $4.3, respectively	124.0	116.5
Prepaid expenses	3.1	3.6
Deferred tax assets	3.9	6.9
Income tax receivable	5.8	6.1
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	1.0	—
Total current assets	178.2	172.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $71.1 and $72.9, respectively	22.9	22.4
Intangible assets, net of accumulated amortization of $86.0 and $69.3, respectively	503.4	488.6
Deferred tax assets	222.4	227.3
Debt issuance costs, net of accumulated amortization of $19.7 and $17.8, respectively	13.6	15.5
Long-term notes receivable, net of current portion - founding members	16.6	16.6
Other investments	4.3	2.5
Long-term marketable securities	44.3	45.5
Other assets	0.5	0.6
Total non-current assets	828.0	819.0
TOTAL ASSETS	$1,006.2	$991.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$27.3	$34.9
Payable to founding members under tax receivable agreement	28.0	19.6
Accrued expenses	22.1	19.2
Accrued payroll and related expenses	13.0	10.7
Accounts payable	13.1	13.3
Deferred revenue	8.7	8.5
Deferred tax liability	0.6	1.0
Total current liabilities	112.8	107.2
NON-CURRENT LIABILITIES:
Long-term debt	936.0	892.0
Deferred tax liability	50.0	54.2
Payable to founding members under tax receivable agreement	135.7	146.7
Total non-current liabilities	1,121.7	1,092.9
Total liabilities	1,234.5	1,200.1
COMMITMENTS AND CONTINGENCIES (NOTE 6)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 59,018,867 and 58,750,926 issued and outstanding, respectively	0.6	0.6
Additional paid in capital/(deficit)	(244.9)	(261.0)
Retained earnings (distributions in excess of earnings)	(179.1)	(147.4)
Accumulated other comprehensive income/(loss)	—	(0.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(423.4)	(408.2)
Noncontrolling interests	195.1	199.5
Total equity/(deficit)	(228.3)	(208.7)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,006.2	$991.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
REVENUE (including revenue from founding members of $6.5, $9.1, $23.2 and $28.4, respectively)	$111.7	$100.8	$310.1	$270.9
OPERATING EXPENSES:
Advertising operating costs	7.8	6.5	21.9	18.1
Network costs	4.3	4.4	13.0	13.4
Theatre access fees—founding members	17.6	17.0	54.0	52.3
Selling and marketing costs	16.9	14.7	49.9	43.8
Merger termination fee and related merger costs	-	2.0	34.3	3.7
Administrative and other costs	9.3	6.9	26.3	21.6
Depreciation and amortization	8.0	8.6	24.2	24.2
Total	63.9	60.1	223.6	177.1
OPERATING INCOME	47.8	40.7	86.5	93.8
NON-OPERATING EXPENSES:
Interest on borrowings	13.0	12.7	39.2	38.8
Interest income	(0.5)	(0.3)	(1.4)	(1.2)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.5	3.5	10.6	10.8
Amortization of terminated derivatives	-	2.6	1.6	7.6
Other non-operating expense	0.1	0.7	0.2	0.9
Total	16.1	19.2	50.2	56.9
INCOME BEFORE INCOME TAXES	31.7	21.5	36.3	36.9
Income tax expense	4.8	2.1	6.3	4.2
CONSOLIDATED NET INCOME	26.9	19.4	30.0	32.7
Less: Net income attributable to noncontrolling interests	19.2	14.6	21.2	27.4
NET INCOME ATTRIBUTABLE TO NCM, INC.	$7.7	$4.8	$8.8	$5.3

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.13	$0.08	$0.15	$0.09
Diluted	$0.13	$0.08	$0.15	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,014,887	58,744,395	58,959,381	58,695,073
Diluted	59,625,214	59,043,769	59,452,580	58,987,945

Dividends declared per common share	$0.22	$0.22	$0.66	$1.16

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
CONSOLIDATED NET INCOME, NET OF TAX OF $4.8, $2.1, 6.3 AND $4.2, RESPECTIVELY	$26.9	$19.4	$30.0	$32.7
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.0, $0.5, $0.3 and $1.4, respectively	—	2.1	1.3	6.2
CONSOLIDATED COMPREHENSIVE INCOME	26.9	21.5	31.3	38.9
Less: Comprehensive income attributable to noncontrolling interests	19.2	16.0	22.1	31.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$7.7	$5.5	$9.2	$7.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended
	October 1, 2015	September 25, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$30.0	$32.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	5.7	12.2
Depreciation and amortization	24.2	24.2
Non-cash share-based compensation	9.7	5.1
Excess tax benefit from share-based compensation	(0.1)	0.2
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.6	10.8
Amortization of terminated derivatives	1.6	7.6
Amortization of debt issuance costs	1.9	2.1
Other	0.7	—
Changes in operating assets and liabilities:
Receivables, net	(9.2)	23.2
Accounts payable and accrued expenses	3.9	(6.1)
Amounts due to founding members	0.5	2.6
Payment to founding members under tax receivable agreement	(17.2)	(25.1)
Deferred revenue	0.2	1.6
Income taxes and other	(0.6)	(4.2)
Net cash provided by operating activities	61.9	86.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.0)	(6.9)
Purchases of marketable securities	(57.6)	(99.1)
Proceeds from sale and maturities of marketable securities	66.5	110.7
Purchases of intangible assets from network affiliates	(2.0)	(3.0)
Net cash (used in) provided by investing activities	(1.1)	1.7
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(39.4)	(68.1)
Proceeds from borrowings	166.0	92.0
Repayments of borrowings	(122.0)	(87.0)
Payment of debt issuance costs	—	(0.7)
Founding member integration payments	1.9	1.5
Distributions to founding members	(58.0)	(55.7)
Excess tax benefit from share-based compensation	0.1	(0.2)
Proceeds from stock option exercises	1.2	0.8
Repurchase of stock for restricted stock tax withholding	(1.3)	(1.3)
Net cash used in financing activities	(51.5)	(118.7)
CHANGE IN CASH AND CASH EQUIVALENTS	9.3	(30.1)
Cash and cash equivalents at beginning of period	13.4	54.7
Cash and cash equivalents at end of period	$22.7	$24.6

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	October 1, 2015	September 25, 2014
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$31.4	$16.4
Accrued distributions to founding members	$24.7	$21.8
Increase (decrease) in dividends not requiring cash in the period	$1.1	$(0.5)
Write-off of property and equipment included in accrued expenses	$(0.3)	$(0.4)
Increase in cost and equity method investments	$1.7	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$35.2	$34.6
Payments (refunds) for income taxes, net	$0.2	$(6.4)

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings	Accumulated
				Paid in	(Distribution	Other
		Common Stock		Capital	in Excess of	Comprehensive	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Loss	Interest
Balance—January 1, 2015	$(208.7)	58,750,926	$0.6	$(261.0)	$(147.4)	$(0.4)	$199.5
Distributions to founding members	(49.8)	—	—	—	—	—	(49.8)
NCM LLC equity issued for purchase of intangible asset	31.4	—	—	14.1	—	—	17.3
Income tax and other impacts of NCM LLC ownership changes	(1.7)	—	—	(4.6)	—	—	2.9
Comprehensive income, net of tax	31.3	—	—	—	8.8	0.4	22.1
Share-based compensation issued	(0.1)	267,941	—	(0.1)	—	—	—
Share-based compensation expense/capitalized	9.9	—	—	6.8	—	—	3.1
Excess tax benefit from share-based compensation	(0.1)	—	—	(0.1)	—	—	—
Cash dividends declared $0.66 per share	(40.5)	—	—	—	(40.5)	—	—
Balance—October 1, 2015	$(228.3)	59,018,867	$0.6	$(244.9)	$(179.1)	$(0.0)	$195.1

Balance—December 26, 2013	$(146.1)	58,519,137	$0.6	$(271.7)	$(80.0)	$(3.2)	$208.2
Distributions to founding members	(46.5)	—	—	—	—	—	(46.5)
NCM LLC equity returned for purchase of intangible asset	16.4	—	—	7.5	—	—	8.9
Income tax and other impacts of NCM LLC ownership changes	(0.3)	—	—	(2.0)	—	—	1.7
Comprehensive income, net of tax	38.9	—	—	—	5.3	2.1	31.5
Share-based compensation issued	(0.5)	227,851	—	(0.5)	—	—	—
Share-based compensation expense/capitalized	5.2	—	—	3.5	—	—	1.7
Excess tax benefit from share-based compensation	0.2	—	—	0.2	—	—	—
Cash dividends declared $1.16 per share	(67.5)	—	—	—	(67.5)	—	—
Balance—September 25, 2014	$(200.2)	58,746,988	$0.6	$(263.0)	$(142.2)	$(1.1)	$205.5

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  The Company operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 21 years remaining as of October 1, 2015) and certain third-party theatre circuits (known as “network affiliates”) under long-term network affiliate agreements, which have terms from three to twenty years.

As of October 1, 2015, NCM LLC had 130,723,361 common membership units outstanding, of which 59,018,867 (45.2%) were owned by NCM, Inc., 26,409,784 (20.2%) were owned by Regal, 25,631,046 (19.6%) were owned by Cinemark and 19,663,664 (15.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”).  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the nine months ended October 1, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

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

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by the fact that the majority of accounts receivable are with large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of October 1, 2015 and January 1, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended October 1, 2015 and the three months ended September 25, 2014, there were no customers that accounted for more than 10% of revenue. During the nine months ended September 25, 2014, revenue related to advertisements of NCM LLC’s founding members’ beverage supplier accounted for 10.4% of total revenue.

Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. In 2015 and 2014, the Company did not grant stock options.  In 2015 and 2014, the restricted stock grants for Company officers vest upon the achievement of Company performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, 4,378, 1,930, 258,839 and 253,590 shares of restricted stock and restricted stock units vested, respectively.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, 4,135, 3,605, 94,540 and 56,052 stock options were exercised at a weighted average exercise price of $12.06, $11.54, $12.18 and $13.58 per share, respectively.

In connection with the Company’s March 2014 special cash dividend of $0.50 per share and pursuant to the antidilution adjustment terms of the Company’s Equity Incentive Plan, the exercise price and the number of shares of common stock subject to options held by option holders were adjusted to prevent dilution and restore their economic value that existed immediately before the special dividend.  The antidilution adjustments made with respect to such options resulted in a decrease in the range of exercise prices from $5.35 - $24.68 per share to $5.18 - $23.90 per share and an increase in the aggregate number of shares issuable upon exercise of such options by 98,589 shares, or 3.3%, of previously outstanding options.  The number of shares authorized under the Equity Incentive Plan increased by an equivalent number of shares.  There were no accounting consequences for the changes made to reduce the exercise prices and increase the number of underlying options as a result of the special cash dividend because the aggregate fair values of the awards immediately before and after the modifications were the same.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended
	October 1, 2015	September 25, 2014
Net income attributable to NCM, Inc.	$8.8	$5.3
NCM LLC equity issued for purchase of intangible asset	14.1	7.5
Income tax and other impacts of subsidiary ownership changes	(4.6)	(2.0)
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$18.3	$10.8

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

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  This guidance will be effective for fiscal years beginning after December 15, 2015, and early adoption is permitted for financial statements that have not been previously issued. The standard requires application on a retrospective basis and represents a change in accounting principle. In addition, in August 2015, Accounting Standards Update 2015-15, Interest — Imputation of Interest, was released which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The impact of ASU 2015-03 and ASU 2015-15 on the Company’s Consolidated Financial Statements includes a reclassification of net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes to be presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility will remain an asset. As of October 1, 2015, the Company had $11.2 million of net deferred financing costs related to its Term Loans, Senior Secured Notes and Senior Unsecured Notes.  The Company is currently evaluating when it will adopt this accounting guidance.

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

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
Net income attributable to NCM, Inc. (in millions)	$7.7	$4.8	$8.8	$5.3
Weighted average shares outstanding:
Basic	59,014,887	58,744,395	58,959,381	58,695,073
Add: Dilutive effect of stock options and restricted stock	610,327	299,374	493,199	292,872
Diluted	59,625,214	59,043,769	59,452,580	58,987,945
Income per NCM, Inc. share:
Basic	$0.13	$0.08	$0.15	$0.09
Diluted	$0.13	$0.08	$0.15	$0.09

The effect of 71,704,494, 69,543,579, 71,110,836 and 69,220,792 exchangeable NCM LLC common units held by the founding members for the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in NCM, Inc. dividends.  In addition, there were 10,293 and 10,125, 50,021 and 97,767 stock options and non-vested (restricted) shares for the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices were above the average market value.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, the Company recorded a reduction to net intangible assets of $0.7 million, $0.6 million, $1.8 million and $1.4 million respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, AMC and Cinemark paid a total of $0.8 million, $0.6 million, $1.9 million, and $1.5 million, respectively, in integration payments.

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

4.  RELATED PARTY TRANSACTIONS

Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members. They include the following:

•

ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theatres (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the FirstLook pre-show, use of the lobby entertainment network (“LEN”) and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the FirstLook pre-show is sold to NCM LLC’s founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theatres, theatre patrons, the network equipment required to display on-screen and LEN video advertising and the use of theatres for lobby promotions, the founding members receive a monthly theatre access fee.

•

Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theatres or sale of theatres that are operated by each founding member and included in NCM LLC’s network.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Consolidated Statements of Income:	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$6.4	$9.0	$23.0	$28.2
Advertising inventory revenue (included in advertising revenue) (2)	0.1	0.1	0.2	0.2
Operating expenses:
Theatre access fee (3)	17.6	17.0	54.0	52.3
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.4	0.2	0.9	0.7
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative and other costs)	—	—	0.1	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.2	0.3	0.7	0.9

(1)

For the three months ended October 1, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.  For the first six months of 2015 and for the three and nine months ended September 25, 2014, the founding members purchased 60 seconds of on-screen advertising time.

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

	As of
Included in the Condensed Consolidated Balance Sheets:	October 1, 2015	January 1, 2015
Purchase of movie tickets and concession products (included in Prepaid expenses) (1)	$0.2	$—
Current portion of notes receivable - founding members (2)	4.2	4.2
Long-term portion of notes receivable - founding members (2)	16.6	16.6
Interest receivable on notes receivable (included in other current assets) (2)	0.7	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (3)	472.7	458.3
Current payable to founding members under tax receivable agreement (4)	28.0	19.6
Long-term payable to founding members under tax receivable agreement (4)	135.7	146.7

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Used primarily for marketing to NCM LLC’s advertising clients.
(2)	Refer to the discussion of notes receivable from the founding members above.
(3)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.
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

On March 16, 2015, the Company announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the nine months ended October 1, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended October 1, 2015 and September 25, 2014 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2015	September 25, 2014	October 1, 2015	September 25, 2014
AMC	$6.8	$6.0	$13.7	$12.8
Cinemark	8.8	7.7	17.8	16.4
Regal	9.1	8.1	18.3	17.2
Total founding members	24.7	21.8	49.8	46.4
NCM, Inc.	20.4	18.5	41.1	39.4
Total	$45.1	$40.3	$90.9	$85.8

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by NCM LLC to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  Until the settlement in the third quarter of 2016, the remaining merger-related costs will be funded through borrowings on the NCM LLC revolving credit facility.

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended October 1, 2015 of $24.7 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of October 1, 2015 and will be made in the fourth quarter of 2015.

Amounts due to founding members as of October 1, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.2	$0.9	$1.2	$3.3
Cost and other reimbursement	(0.5)	(0.3)	0.1	(0.7)
Distributions payable to founding members	6.8	8.8	9.1	24.7
Total amounts due to founding members	$7.5	$9.4	$10.4	$27.3

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

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.   The Company’s investment in AC JV, LLC was $1.4 million and $1.3 million as of October 1, 2015 and January 1, 2015, respectively.  Equity in earnings from AC JV, LLC was $0.0 million, $0.0 million, $0.1 million and $0.1 million for the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, respectively and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income.

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

NCM LLC has an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, there was approximately $0.1 million, $0.0 million $0.2 million and $0.1 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of October 1, 2015 and January 1, 2015, respectively.

NCM LLC has an agreement with Starplex Operating L.P. (“Starplex”), an affiliate of one of NCM, Inc.’s former directors, who was a member of NCM, Inc.’s board of directors from the IPO date until his resignation during 2014.  During the three and nine months ended September 25, 2014, there was approximately $0.8 million and $1.3 million included in advertising operating costs related to Starplex, and there was approximately $0.9 million of accounts payable with Starplex as of January 1, 2015.  Following the director’s resignation from NCM, Inc.’s board of directors in 2014, Starplex is no longer a related party.

Other Transactions—NCM LLC has an agreement with an interactive media company to sell some of its online inventory.  One of NCM, Inc.’s directors is also a director of this media company.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, this company generated approximately $0.0 million, $0.0 million, $0.0 million and $0.1 million, respectively, in revenue for NCM LLC and there was approximately $0.3 million and $0.3 million of accounts receivable due from this company as of October 1, 2015 and January 1, 2015, respectively.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook preshow.  During the three months ended October 1, 2015 and September 25, 2014 and the nine months ended October 1, 2015 and September 25, 2014, NCM LLC received approximately $0.3 million, $0.2 million, $1.2 million and $0.2 million, respectively, in revenue from AEG Live and as of October 1, 2015 and January 1, 2015, had $0.3 million and $0.4 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of October 1, 2015 and January 1, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	October 1, 2015	January 1, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$66.0	$22.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total	$936.0	$892.0

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—As of October 1, 2015 and January 1, 2015, NCM LLC’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of October 1, 2015, NCM LLC’s total availability under the revolving credit facility was $69.0 million.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of October 1, 2015 was 2.51%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of October 1, 2015 was 2.95%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of October 1, 2015, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants.  As of October 1, 2015, NCM LLC’s consolidated net senior secured leverage ratio was 3.2 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012.  The notes are subordinated to all existing and future secured debt, including indebtedness under NCM LLC’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which NCM LLC was in compliance as of October 1, 2015.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Secured Notes due 2022—On July 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012.  The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility.  The Senior Secured Notes contain certain non-maintenance covenants with which NCM LLC was in compliance as of October 1, 2015.

6. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company.  As of October 1, 2015, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $37.5 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of October 1, 2015 and January 1, 2015, the Company had an inconsequential amount of liabilities recorded for these obligations.

Income Taxes―The Company is subject to taxation in the U.S. and various states.  As of October 1, 2015 and January 1, 2015, there was no material liability or expense for the periods then ended recorded for payment of interest and penalties associated with uncertain tax positions or material unrecognized tax positions and the Company’s unrecognized tax benefits were not material.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other investments consisted of the following (in millions):

	As of
	October 1, 2015	January 1, 2015
Investment in AC JV, LLC (1)	$1.4	$1.3
Other investments (2)	2.9	1.2
Total	$4.3	$2.5

(1)	Refer to Note 4—Related Party Transactions.
(2)

During 2014 and 2015, the Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

The fair value of the investments has not been estimated as of October 1, 2015 and January 1, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of October 1, 2015 and January 1, 2015, the Company had notes receivable totaling $20.8 million and $20.8 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of October 1, 2015		As of January 1, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$268.9	$270.0	$257.9
Senior Unsecured Notes	200.0	207.5	200.0	210.8
Senior Secured Notes	400.0	405.3	400.0	400.8

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

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	As of October 1, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$2.5	$2.5	$—	$—
Short-term marketable securities (2)	13.5	10.0	3.5	—
Long-term marketable securities (2)	44.3	34.6	9.7	—
Total assets	$60.3	$47.1	$13.2	$—

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

(2)

Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended October 1, 2015 and September 25, 2014, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of October 1, 2015, there was an inconsequential amount of gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer, and as of January 1, 2015, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of October 1, 2015 and January 1, 2015 were as follows:

	As of October 1, 2015
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$10.0	$10.0	0.4
Short-term certificates of deposit	3.5	3.5	0.7
Total short-term marketable securities	13.5	13.5

Long-term U.S. government treasury bonds	1.2	1.2	2.1
Long-term municipal bonds	2.3	2.3	1.7
Long-term U.S. government agency bonds	31.0	31.1	3.1
Long-term certificates of deposit:
Financial	9.4	9.4	2.2
Industrial	0.3	0.3	2.1
Total long-term marketable securities	44.2	44.3
Total marketable securities	$57.7	$57.8

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

8. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of October 1, 2015 and January 1, 2015, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of October 1, 2015, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the nine months ended October 1, 2015 and September 25, 2014 were as follows (in millions):

	Nine Months Ended
	October 1, 2015	September 25, 2014	Income Statement Location
Balance at beginning of period	$(0.4)	$(3.2)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	1.6	7.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	1.6	7.6
Noncontrolling interest on reclassifications	(0.9)	(4.1)
Tax effect on reclassifications	(0.3)	(1.4)
Net other comprehensive income	0.4	2.1
Impact of subsidiary ownership changes	—	—
Balance at end of period	$—	$(1.1)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

9. SUBSEQUENT EVENT

On November 6, 2015, the Company declared a cash dividend of $0.22 per share (approximately $13.0 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 20, 2015 to be paid on December 4, 2015.

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

Overview

NCM LLC operates the largest digital in-theatre video advertising network in North America, through which it distributes national and local advertising that the Company has sold on theatre screens and video monitors in theatre lobbies.  NCM LLC also sells theatre lobby promotions and online and mobile advertising that are displayed on its and other company websites and mobile sites and apps. Our revenue is principally derived from advertising distributed to NCM LLC’s founding member theatres in accordance with long-term ESAs (approximately 21 years remaining as of October 1, 2015) and to network affiliates in accordance with multi-year agreements, which expire at various dates through July 2031.  The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 19.2 years as of October 1, 2015. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (the remaining 622 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (88% digital cinema projectors and 12% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings twice per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Non-GAAP Financial Measures” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national advertising pricing (CPM), local/regional advertising rate per screen per week, local/regional and total advertising revenue per attendee, as well as, our free cash flow, dividend coverage ratio, financial leverage and cash balances and revolving credit facility availability to ensure that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision.  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the nine months ended October 1, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 27, 2015 for the Company’s fiscal year ended January 1, 2015 and Item 1A of this Form 10-Q.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

	Three Months Ended		Nine Months Ended		% Change
	Oct. 1, 2015	Sept. 25, 2014	Oct. 1, 2015	Sept. 25, 2014	Q3 2015 to Q3 2014	YTD 2015 to YTD 2014
Revenue	$111.7	$100.8	$310.1	$270.9	10.8%	14.5%
Operating expenses:
Advertising	41.7	38.5	124.2	114.5	8.3%	8.5%
Network, administrative and unallocated costs	22.2	19.6	65.1	58.9	13.3%	10.5%
Merger termination fee and related merger costs (1)	—	2.0	34.3	3.7	(100.0%)	NM
Total	63.9	60.1	223.6	177.1	6.3%	26.3%
Operating income	47.8	40.7	86.5	93.8	17.4%	(7.8%)
Non-operating expenses	16.1	19.2	50.2	56.9	(16.1%)	(11.8%)
Income tax expense	4.8	2.1	6.3	4.2	128.6%	50.0%
Net income attributable to noncontrolling interests	19.2	14.6	21.2	27.4	31.5%	(22.6%)
Net income attributable to NCM, Inc.	$7.7	$4.8	$8.8	$5.3	60.4%	66.0%

Net income per NCM, Inc. basic share	$0.13	$0.08	$0.15	$0.09	62.5%	66.7%
Net income per NCM, Inc. diluted share	$0.13	$0.08	$0.15	$0.09	62.5%	66.7%

Adjusted OIBDA	$59.6	$52.2	$154.7	$126.8	14.2%	22.0%
Adjusted OIBDA margin	53.4%	51.8%	49.9%	46.8%	1.6%	3.1%
Total theatre attendance (in millions) (2)	164.1	163.5	517.3	505.4	0.4%	2.4%

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

The following table reconciles consolidated net income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	Oct. 1, 2015	Sept. 25, 2014	Oct. 1, 2015	Sept. 25, 2014
Consolidated net income	$26.9	$19.4	$30.0	$32.7
Income tax expense	4.8	2.1	6.3	4.2
Interest and other non-operating costs	16.1	19.2	50.2	56.9
Depreciation and amortization	8.0	8.6	24.2	24.2
OIBDA	$55.8	$49.3	$110.7	$118.0
Share-based compensation costs (1)	3.8	0.9	9.7	5.1
Merger termination fee and related merger costs (2)	-	2.0	34.3	3.7
Adjusted OIBDA	$59.6	$52.2	$154.7	$126.8
Total revenue	$111.7	$100.8	$310.1	$270.9
Adjusted OIBDA margin	53.4%	51.8%	49.9%	46.8%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

The Company has also presented total operating expenses before the merger termination fee and related merger costs within its results of operations section below which is not a financial measure calculated in accordance with GAAP in the United States.  Operating expenses before the merger termination fee and related merger costs represent operating costs less costs associated with the terminated Screenvision merger.  This non-GAAP financial measure is used to provide readers a comparison of our 2015 results to our 2014 results without including the impact of the nonrecurring merger termination fee and related merger costs.  The Company believes this is an important supplemental measure because it eliminates these nonrecurring costs to highlight trends in its ongoing business that may not otherwise be apparent when relying solely on GAAP financial measures.  Operating expenses before the merger termination fee and related merger costs should not be regarded as an alternative to operating expenses or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that total operating expenses is the most directly comparable GAAP financial measure.

Basis of Presentation

The results of operations data for the three and nine months ended October 1, 2015 and September 25, 2014 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended October 1, 2015 and September 25, 2014

Revenue. Total revenue increased 10.8%, from $100.8 million for the three months ended September 25, 2014 to $111.7 million for the three months ended October 1, 2015.  The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014	Q3 2015 to Q3 2014
National advertising revenue	$79.8	$62.9	$16.9	26.9%
Local advertising revenue	25.5	28.9	(3.4)	(11.8%)
Founding member advertising revenue from beverage concessionaire agreements	6.4	9.0	(2.6)	(28.9%)
Total revenue	$111.7	$100.8	$10.9	10.8%

The following table shows data on theatre attendance and revenue per attendee for the three months ended October 1, 2015 and September 25, 2014:

	Three Months Ended		% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014
National advertising revenue per attendee	$0.486	$0.385	26.2%
Local advertising revenue per attendee	$0.155	$0.177	(12.4%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.642	$0.561	14.4%
Total advertising revenue per attendee	$0.681	$0.617	10.4%
Total theatre attendance (in millions) (1)	164.1	163.5	0.4%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $16.9 million, or 26.9%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 18.4% increase in impressions sold (net of make-good reserve) in the third quarter of 2015, compared to the third quarter of 2014 and a 12.4% increase in national advertising CPMs (excluding beverage) in the third quarter of 2015, compared to the third quarter of 2014.  The increase in impressions sold (net of make-good reserve) was driven by an increase in national inventory utilization, which rose from 125.3% for the third quarter of 2014 to 145.8% for the third quarter of 2015, due to an expansion of our client base and increased spending by certain existing clients, related in part to the success of our strategy to compete in the national television upfront marketplace and changes in television viewing habits related to greater DVR usage and the expansion of new online and mobile video networks.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in national advertising CPMs relates primarily to strong scatter market demand combined with limited inventory availability due to our successful upfront sales campaign last year.

Local advertising revenue. The $3.4 million, or 11.8% decrease in local advertising revenue was driven by a 6.9% decrease in total contract volume and a 5.4% decrease in average contract value, compared to the third quarter of 2014.  The decrease in total contract volume and average contract value was driven by an increase in the number of unfilled local sales positions and a reduction in larger regional contracts (those greater than $100,000) during the third quarter of 2015 compared to the third quarter of 2014.  The increase in unfilled local sales positions was related to a delay in hiring during the Screenvision merger regulatory review to provide openings for Screenvision sales personnel upon consummation of the merger.  As of the end of the third quarter of 2015, the majority of the unfilled positions had been filled.  The fewer number of larger regional contracts was also due to a shift in the timing of client commitments to other quarters within 2015 and a few larger regional clients that increased their budgets and bought our network nationally.

Founding member beverage revenue. The $2.6 million, or 28.9%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs and a 0.3% decrease in founding member attendance in the third quarter of 2015, compared to the third quarter of 2014.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  This revenue also decreased by $1.3 million due to one of NCM LLC’s founding members reducing the length of the beverage advertising unit from 60 seconds to 30 seconds during the third quarter of 2015 to accommodate a test of other in-theatre marketing activities by their beverage supplier.

Operating expenses. Total operating expenses increased 6.3%, from $60.1 million for the three months ended September 25, 2014 to $63.9 million for the three months ended October 1, 2015.  The following table shows the changes in operating expense for the three months ended October 1, 2015 and September 25, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014	Q3 2015 to Q3 2014
Advertising operating costs	$7.8	$6.5	$1.3	20.0%
Network costs	4.3	4.4	(0.1)	(2.3%)
Theatre access fees—founding members	17.6	17.0	0.6	3.5%
Selling and marketing costs	16.9	14.7	2.2	15.0%
Administrative and other costs	9.3	6.9	2.4	34.8%
Depreciation and amortization	8.0	8.6	(0.6)	(7.0%)
Total operating expenses before the merger termination fee and related merger costs	63.9	58.1	5.8	10.0%
Merger termination fee and related merger costs	-	2.0	(2.0)	NM
Total operating expenses	$63.9	$60.1	$3.8	6.3%

Advertising operating costs. Advertising operating costs increased $1.3 million, or 20.0%, from $6.5 million for the third quarter of 2014 to $7.8 million for the third quarter of 2015. This increase was primarily the result of a $1.0 million increase in affiliate advertising payments.  The increase in affiliate advertising payments was driven by higher national advertising revenue and a 4.0% or 142 screen increase in the number of average affiliate screens for the third quarter of 2015, compared to the third quarter of 2014, partially offset by lower local advertising revenue.

Network costs. Network costs decreased $0.1 million, or 2.3%, from $4.4 million for the third quarter of 2014 to $4.3 million for the third quarter of 2015.

Theatre access fees—founding members. Theatre access fees increased $0.6 million, or 3.5%, from $17.0 million for the third quarter of 2014 to $17.6 million for the third quarter of 2015.  The increase was due to an increase in the fee associated with the number of digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment. The fees for digital screens and equipment increased $0.4 million related to an annual 5% rate increase specified in the ESAs and $0.2 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $2.2 million, or 15.0%, from $14.7 million for the third quarter of 2014 to $16.9 million for the third quarter of 2015. This increase was primarily due to an increase of $1.3 million in personnel related expenses due primarily to higher non-cash share-based compensation expense and higher bonus expense, both primarily related to better performance against targets compared to 2014, which was partially offset by lower commission expense related to lower local advertising revenue during the period.  Selling and marketing costs also increased due to an increase of $0.4 million in certain marketing and research expenses and an increase of $0.4 million in non-cash barter expense related to timing of barter transactions.

Administrative and other costs. Administrative and other costs increased $2.4 million, or 34.8%, from $6.9 million for the third quarter of 2014 to $9.3 million for the third quarter of 2015 due primarily to a $2.2 million increase in personnel related expenses primarily from a $1.6 million increase in non-cash share-based compensation expense and a $0.9 million increase in bonus expense, both primarily related to better performance against targets compared to 2014.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million, or 7.0%, from $8.6 million for the third quarter of 2014 to $8.0 million for the third quarter of 2015. The decrease was due to lower depreciation expense related to an increase in assets that are fully depreciated, partially offset by amortization expense related to the 2015 NCM LLC founding member common unit adjustment and amortization of intangible assets related to new affiliate agreements.

Merger termination fee and related merger costs. The merger termination fee and related merger costs decreased $2.0 million, or 100%, from $2.0 million for the third quarter of 2014, compared to $0 for the third quarter of 2015, as the merger with Screenvision was terminated during the first quarter of 2015.

Non-operating expenses.  Total non-operating expenses decreased $3.1 million, or 16.1%, from $19.2 million for the three months ended September 25, 2014 to $16.1 million for the three months ended October 1, 2015.  The following table shows the changes in non-operating expense for the three months ended October 1, 2015 and September 25, 2014 (in millions):

	Three Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	Q3 2015 to Q3 2014	Q3 2015 to Q3 2014
Interest on borrowings	$13.0	$12.7	$0.3	2.4%
Interest income	(0.5)	(0.3)	(0.2)	66.7%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.5	3.5	-	0.0%
Amortization of terminated derivatives	-	2.6	(2.6)	(100.0%)
Other non-operating expense	0.1	0.7	(0.6)	(85.7%)
Total non-operating expenses	$16.1	$19.2	$(3.1)	(16.1%)

The decrease in non-operating expense was due primarily to a $2.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015 and a decrease in other non-operating expense of $0.6 million.

Net income. Net income increased $2.9 million from $4.8 million for the three months ended September 25, 2014 to $7.7 million for the three months ended October 1, 2015. The increase in net income was due to an increase in operating income of $7.1 million and a decrease of $3.1 million in non-operating expense, as described above, partially offset by a $4.6 million increase in income attributable to noncontrolling interests and an increase in income tax expense of $2.7 million due primarily to higher net income before taxes in the period.

Nine Months Ended October 1, 2015 and September 25, 2014

Revenue. Total revenue increased 14.5%, from $270.9 million for the nine months ended September 25, 2014 to $310.1 million for the nine months ended October 1, 2015.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
National advertising revenue	$219.9	$174.0	$45.9	26.4%
Local advertising revenue	67.2	68.7	(1.5)	(2.2%)
Founding member advertising revenue from beverage concessionaire agreements	23.0	28.2	(5.2)	(18.4%)
Total revenue	$310.1	$270.9	$39.2	14.5%

The following table shows data on theatre attendance and revenue per attendee for the nine months ended October 1, 2015 and September 25, 2014:

	Nine Months Ended		% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014
National advertising revenue per attendee	$0.425	$0.344	23.5%
Local advertising revenue per attendee	$0.130	$0.136	(4.4%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.555	$0.480	15.6%
Total advertising revenue per attendee	$0.599	$0.536	11.8%
Total theatre attendance (in millions) (1)	517.3	505.4	2.4%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $45.9 million, or 26.4%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 23.8% increase in impressions sold (net of make-good reserve) in the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014 and a 5.6% increase in national advertising CPMs (excluding beverage) in the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014.  The increase in impressions sold (net of make-good reserve) was driven by an increase in national inventory utilization from 107.3% for the nine months ended September 25, 2014 to 127.0% for the nine months ended October 1, 2015, due to an expansion of our client base and increased spending by certain existing clients, related in part to the success of our strategy to compete in the national television upfront marketplace and changes in television viewing habits related to greater DVR usage and the expansion of new online and mobile video networks.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  This increase in impressions sold (net of make-good reserve) was also driven by an increase in our network theatre attendance of 2.4% related to an overall increase in cinema industry attendance resulting from a stronger film release schedule and the addition of new network affiliates discussed below in “Known Trends and Uncertainties”.  The increase in CPMs relates primarily to strong scatter market demand combined with limited inventory availability due to our successful upfront sales campaign last year.

Local advertising revenue. The $1.5 million, or 2.2%, decrease in local advertising revenue was driven by a 5.3% decrease in total contract volume, partially offset by an increase in average contract value of 3.3%, compared to the nine months ended September 25, 2014.  The decrease in total contract volume was driven by an increase in the number of unfilled local sales positions and a reduction in larger regional contracts (those greater than $100,000) and smaller local contracts (those less than $10,000) during the third quarter of 2015 compared to the third quarter of 2014.  The increase in unfilled local sales positions was related to a delay in hiring during the Screenvision merger regulatory review to provide openings for Screenvision sales personnel upon consummation of the merger.  As of the end of the third quarter of 2015, the majority of the unfilled positions had been filled.  The fewer number of larger regional contracts was also due to a few larger regional clients that increased their budgets and bought our network nationally.  The increase in average contract value was driven by an increase in the average value of contracts under $100,000.

Founding member beverage revenue. The $5.2 million, or 18.4%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 14.4% decrease in beverage revenue CPMs, partially offset by an increase of 0.7% in founding member attendance in the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014.  The 2015 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2013 to 2014, which decreased 14.4%.  The increase in founding member attendance was primarily related to an overall increase in cinema industry attendance resulting from a stronger film release schedule. This revenue also decreased by $1.3 million due to one of NCM LLC’s founding members reducing the length of the beverage advertising unit from 60 seconds to 30 seconds during the third quarter of 2015 to accommodate a test of other in-theatre marketing activities by their beverage supplier.

Operating expenses. Total operating expenses increased 26.3%, from $177.1 million for the nine months ended September 25, 2014 to $223.6 million for the nine months ended October 1, 2015 due primarily to the Screenvision merger termination fee and related merger costs.  The following table shows the changes in operating expense for the nine months ended October 1, 2015 and September 25, 2014 (in millions):

	Nine Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
Advertising operating costs	$21.9	$18.1	$3.8	21.0%
Network costs	13.0	13.4	(0.4)	(3.0%)
Theatre access fees—founding members	54.0	52.3	1.7	3.3%
Selling and marketing costs	49.9	43.8	6.1	13.9%
Administrative and other costs	26.3	21.6	4.7	21.8%
Depreciation and amortization	24.2	24.2	-	0.0%
Total operating expenses before the merger termination fee and related merger costs	189.3	173.4	15.9	9.2%
Merger termination fee and related merger costs	34.3	3.7	30.6	NM
Total operating expenses	$223.6	$177.1	$46.5	26.3%

Advertising operating costs. Advertising operating costs increased $3.8 million, or 21.0%, from $18.1 million for the nine months ended September 25, 2014 to $21.9 million for the nine months ended October 1, 2015. This increase was primarily the result of a $3.1 million increase in affiliate advertising payments and an increase of $0.2 million in personnel related expenses.  The increase in affiliate advertising payments was driven by higher national advertising revenue and a 6.1% or 210 screen increase in the number of average affiliate screens for the nine months ended October 1, 2015, compared to the nine months ended September 25, 2014, partially offset by lower local advertising revenue.

Network costs. Network costs decreased $0.4 million, or 3.0%, from $13.4 million for the nine months ended September 25, 2014 to $13.0 million for the nine months ended October 1, 2015 due primarily to a decrease of $0.5 million in personnel related expenses.

Theatre access fees—founding members. Theatre access fees increased $1.7 million, or 3.3%, from $52.3 million for the nine months ended September 25, 2014 to $54.0 million for the nine months ended October 1, 2015.  The increase was due to a $1.4 million increase in theatre access fees due to an increase in the fee associated with the number of digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment and a $0.3 million increase related to a 0.7% increase in founding member attendance during the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014. The fees for digital screens and equipment increased $1.0 million related to an annual 5% rate increase specified in the ESAs and $0.4 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs increased $6.1 million, or 13.9%, from $43.8 million for the nine months ended September 25, 2014 to $49.9 million for the nine months ended October 1, 2015. This increase was primarily due to an increase of $3.8 million in personnel related expenses due primarily to $2.1 million of higher non-cash share-based compensation expense and $0.6 million in higher bonus expense, both primarily related to better performance against targets compared to 2014. Selling and marketing costs also increased due to an increase of $0.7 million in certain marketing and research expenses and an increase of $1.0 million in non-cash barter expense related to timing of barter transactions.

Administrative and other costs. Administrative and other costs increased $4.7 million, or 21.8%, from $21.6 million for the nine months ended September 25, 2014 to $26.3 million for the nine months ended October 1, 2015 due primarily to a $4.2 million increase in personnel related expenses due primarily to a $2.6 million increase in non-cash share-based compensation expense and an increase in bonus expense of $1.1 million, both primarily related to better performance against targets compared to 2014, as well as, an increase in salaries and related payroll tax and benefit costs of $0.5 million related to a more fully staffed workforce in 2015.  Administrative and other costs also increased due to approximately $0.4 million in higher legal and professional expenses during the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014.

Depreciation and amortization. Depreciation and amortization expense remained consistent at $24.2 million for the nine months ended September 25, 2014 and the nine months ended October 1, 2015.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $34.3 million for the nine months ended October 1, 2015 due to the merger termination payment of approximately $26.8 million and approximately $7.5 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses decreased 11.8%, from $56.9 million for the nine months ended September 25, 2014 to $50.2 million for the nine months ended October 1, 2015.  The following table shows the changes in non-operating expense for the nine months ended October 1, 2015 and September 25, 2014 (in millions):

	Nine Months Ended		$ Change	% Change
	October 1, 2015	September 25, 2014	YTD 2015 to YTD 2014	YTD 2015 to YTD 2014
Interest on borrowings	$39.2	$38.8	$0.4	1.0%
Interest income	(1.4)	(1.2)	(0.2)	16.7%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.6	10.8	(0.2)	(1.9%)
Amortization of terminated derivatives	1.6	7.6	(6.0)	(78.9%)
Other non-operating expense	0.2	0.9	(0.7)	(77.8%)
Total non-operating expenses	$50.2	$56.9	$(6.7)	(11.8%)

The decrease in non-operating expense was due primarily to a $6.0 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015 and a decrease of $0.7 million in other non-operating expense.

Net income. Net income increased $3.5 million from $5.3 million for the nine months ended September 25, 2014 to $8.8 million for the nine months ended October 1, 2015. The increase in net income was primarily due to a decrease of $6.7 million in non-operating expense, as described above and a $6.2 million decrease in income attributable to noncontrolling interests, partially offset by a decrease in operating income of $7.3 million (due primarily to an increase of $30.6 million of the merger termination fee and related merger costs), as described further above and an increase in income tax expense of $2.1 million due primarily to higher net income before taxes in the period.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national, regional and local advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and audience targeting systems, the development of which has recently been accelerated. We could also benefit from the effectiveness of cinema advertising relative to other advertising mediums as consumer viewing habits shift to smaller less effective mobile devices and television ratings and effectiveness as a marketing platform declines due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers. The impact of these consumer and media market trends appear to have helped increase the level of upfront national advertising bookings that were up approximately 100% going into 2015 (for the period from October 1, 2014 through December 31, 2015).  Our recent upfront national advertising campaign was also a success with bookings for the period October 1, 2015 through December 31, 2016 currently up approximately 13% compared to the same five-quarter period last year, while television upfront bookings were reported to be down compared to the previous year.  Consistent with last year, we are currently expecting to begin 2016 with national advertising commitments that represent approximately 70%-75% of our 2016 national advertising revenue target.  While we could have booked additional upfront advertising commitments, given the strong CPM environment that we have experienced in the 2015 scatter marketplace, we believe that limiting the level of upfront commitments and scatter commitments booked between now and the end of 2015 to approximately 70%-75% of our national advertising revenue target will create the most attractive pricing environment for us in 2016.  Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options that could reduce what is ultimately spent by clients that have made upfront commitments.

During 2014 and thus far in 2015, we have entered into agreements with seven new affiliate theatre circuits with 406 screens.  In total, these affiliate additions are expected to add approximately 15 million new attendees on a full-year pro-forma basis, which we expect will result in approximately 231 million new salable national advertising impressions (assuming 15 national advertising units of 30 seconds each).  One of these affiliates, with 142 screens and approximately 7 million attendees, will become a part of our network in January 2016.  We expect this expansion of our network and additional attendees will provide our advertising clients with a better marketing product with increased reach (more advertising impressions) and improved geographic coverage.  During 2016, we also plan to offer our advertising clients better audience targeting capabilities that are expected to assist with our strategy to expand our client base and increase our revenue, operating income and cash flow and our revenue sharing payments to our network affiliates.  Our future revenue growth could also be positively impacted by the expansion of our advertising network through the new construction and merger and acquisition activities of NCM LLC’s founding members and network affiliates.  We also believe that the continued growth of our market coverage ubiquity and overall number of impressions will also strengthen our selling proposition and competitive positioning versus other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

In 2013 and 2014, we experienced a decline of 7.6% and 16.4%, respectively, in national advertising CPMs (excluding beverage revenue) compared to the prior period due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After the resetting of our pricing over the last few years to be more attractive to a broader number of potential clients and reflect seasonal marketplace supply and demand characteristics, during the first nine months of 2015, we experienced an increase of 5.6% in national advertising CPMs (excluding beverage revenue) as a result of a 12.4% increase in CPMs during the third quarter of 2015, a 10.6% increase in CPMs during the second quarter of 2015 and an 11.1% decline in CPMs during the first quarter of 2015.  This volatility in quarterly national CPMs combined with an increase in national inventory utilization reflects the success of our upfront inventory packaging strategy that created multi-flight campaigns for clients that were priced based on expected lower market demand in the first quarter of 2015 as compared to the rest of the year.  As a result of this new packaging strategy and more dynamic scatter pricing that is responsive to week-to-week market demand and inventory availability, we expect our national advertising CPMs (excluding beverage) to continue to be higher during higher market demand periods and lower during periods of lower market demand where we have greater amounts of unsold inventory.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2014 and in the first six months of 2015, we sold 60 seconds to NCM LLC’s founding members. In December 2014, we were notified by one of our founding members that beginning in July 2015, they would reduce their beverage advertising from 60 seconds to 30 seconds to accommodate other in-theatre marketing activities by their beverage supplier. We have the right to sell the 30 second unit to other clients. This contributed to a decrease in beverage revenue of $1.3 million during the three months ended October 1, 2015, and we expect a similar impact during the fourth quarter of 2015.  We expect that most of this revenue will be replaced through the sale of national advertising to other brands. The other founding members have signed long-term contracts with their beverage suppliers that require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, beginning in 2012, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC. Due to a 14.4% decline in segment one CPMs in 2014, the CPM on our beverage concessionaire revenue declined during the first nine months of 2015 by 14.4% and the CPMs for the remainder of 2015 will decline by an equivalent percentage.  The expected higher CPMs for 2015 are expected to increase the CPM on our beverage concessionaire revenue during 2016.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the first such increase taking effect for fiscal year 2012, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, beginning on October 1, 2010 the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of October 1, 2015, 94.8% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee related to additional digital cinema installations within existing founding member theatres will be minimal.

During 2015, we reduced the length of our content partner entertainment programming segments from two and one-half minutes to two minutes in content partner agreements representing about 50% of our FirstLook pre-show impressions.  During 2016, the remainder of our content partner agreements will provide for two minute entertainment content segments.  The reduction in the length of our FirstLook content partner entertainment segments from two and one-half minutes to two minutes will provide two additional 30-second national units and one additional local or regional advertising unit for us to sell across approximately 50% of our network impressions in 2015 and 100% in 2016.  This additional salable national, local and regional FirstLook pre-show inventory could allow us to increase our future advertising revenue provided that there is adequate market demand.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt.  As a result of these financing transactions, we extended the average maturities of our debt by over six years.  The weighted average remaining maturity is 5.5 years as of October 1, 2015.  As of October 1, 2015, approximately 64% of our total borrowings bear interest at fixed rates.  The remaining 36% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings. Refer to Note 5—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

Due primarily to the decrease in our national advertising revenue in 2014, our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus certain cash items) was less than our regular dividend payment in 2014 ($0.88 per share).  The $4.7 million deficit was funded by NCM, Inc.’s cash and marketable securities balances.  As of October 1, 2015, these balances totaled $80.5 million.  We anticipate that over time our revenue growth will result in cash flow available for dividends in excess of our regular dividend payments.  However, should there be any continued quarterly deficits, we believe that our cash and marketable securities balances could continue to fund deficits similar to 2014 for the foreseeable future.  Our Board of Directors will evaluate the potential for continued deficits as one of the factors when declaring dividends in the future.

Our short-term marketable securities balance decreased $8.2 million, from $21.7 million as of January 1, 2015 to $13.5 million as of October 1, 2015 and our long-term marketable securities balance decreased by $1.2 million, from $45.5 million as of January 1, 2015 to $44.3 million as of October 1, 2015.  The decrease in short-term and long-term marketable securities was primarily a timing difference due to the Company converting securities into cash to be used for its seasonal cash needs to fund its working capital, dividend payments and payments associated with the tax receivable agreement with NCM LLC’s founding members.

As described within Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview”, on March 16, 2015, the Company announced the termination of the Merger Agreement with Screenvision.  We do not expect to incur additional material expenses related to the terminated merger.

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

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 45.2% as of October 1, 2015 compared to 45.8% at January 1, 2015 due primarily to the common unit adjustment described above, which has proportionally increased net income attributable to noncontrolling interests and decreased net income attributable to NCM, Inc.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	October 1, 2015	January 1, 2015	September 25, 2014	Q3 2015 to YE 2014	Q3 2015 to Q3 2014
Cash, cash equivalents and marketable securities (1)	$80.5	$80.6	$84.3	$(0.1)	$(3.8)
Revolver availability (2)	69.0	113.0	124.0	(44.0)	(55.0)
Total liquidity	$149.5	$193.6	$208.3	$(44.1)	$(58.8)

(1)

Included in cash and cash equivalents as of October 1, 2015, January 1, 2015 and September 25, 2014, was $6.7 million, $10.2 million and $13.0 million, respectively, of cash held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

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

The $58.8 million decrease in liquidity as of October 1, 2015, compared to September 25, 2014, was due primarily to the funding of the merger termination fee of $26.8 million during the first three months of 2015 and related merger costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the nine months ended October 1, 2015).  The decrease in liquidity was also a result of the maturity of $14.0 million of the revolving credit facility in December 2014, for which NCM LLC paid the balance in full, thus decreasing the capacity under the revolving credit facility to $135.0 million from $149.0 million.  Pursuant to the NCM LLC Operating Agreement, the $25.5 million negative available cash distribution calculation for the first quarter of 2015 will be netted against the available cash distributions for the second quarter of 2016 (to be paid in the third quarter of 2016).  At that time, these remaining merger costs that had been funded by our revolving credit facility will be effectively repaid and our borrowing capacity under our revolving credit facility and overall liquidity will increase by approximately $25.5 million.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	October 1, 2015	September 25, 2014
Operating cash flow	$61.9	$86.9
Investing cash flow	$(1.1)	$1.7
Financing cash flow	$(51.5)	$(118.7)

•

Operating Activities. The $25.0 million decrease in cash provided by operating activities for the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014 was due primarily to the $32.4 million lower change in accounts receivable period over period primarily due to higher revenue and timing of collections in the period and a $6.5 million decrease in the change to deferred tax assets due to net operating losses recorded in the period.  These decreases to cash provided by operating activities were partially offset by a $10.0 million decrease in accounts payable and accrued expenses period over period primarily due to the timing of payments and a $7.9 million lower payment to NCM LLC’s founding members under the tax receivable agreement due to a larger tax loss in 2014.

•

Investing Activities. The $2.8 million decrease in cash provided by investing activities for the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014 was due primarily to lower proceeds from sale and maturities of marketable securities, net of purchases of $2.7 million.

•

Financing Activities. The $67.2 million decrease in cash used in financing activities for the nine months ended October 1, 2015 compared to the nine months ended September 25, 2014 was due primarily to a decrease of $28.7 million in cash dividends paid due to the absence of the payment of a special cash dividend of $0.50 per share during the first quarter of 2014 and higher proceeds from borrowings, net of repayments of $39.0 million due to higher borrowings on the revolving credit facility to pay the Screenvision merger termination fee and related merger costs, as described above.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of October 1, 2015 were $80.5 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million ($11.5 million with NCM, Inc.) due to the merger termination fee and related merger costs.  Pursuant to the NCM LLC Operating Agreement, there was no distribution made in the second quarter of 2015 and the negative amount will be netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  The available cash distribution to the members of NCM LLC for the three months ended October 1, 2015 (which will be made during the fourth quarter of 2015) was approximately $45.1 million, of which approximately $20.4 million will be distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on November 6, 2015 of $0.22 per share (approximately $13.0 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 20, 2015 to be paid on December 4, 2015. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows, as well as other relevant factors.

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

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended January 1, 2015 and incorporated by reference herein.  As of October 1, 2015, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended October 1, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk.  As of October 1, 2015, the only interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.4 million for an annual period on the $66.0 million revolving credit balance and $270.0 million term loan outstanding as of October 1, 2015.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended January 1, 2015 and incorporated by reference herein.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  As of October 1, 2015, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of October 1, 2015 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended October 1, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 3, 2015 through July 30, 2015	1,015	$15.41	—	N/A
July 31, 2015 through September 3, 2015	515	$15.29	—	N/A
September 4, 2015 through October 1, 2015	154	$13.25	_	N/A

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 9, 2015	/s/ Kurt C. Hall
Kurt C. Hall
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2015	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	November 9, 2015	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)