Form 10-Q
period 2016-03-31
National CineMedia, Inc.
filed 2016-05-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 28, 2016, 62,392,303 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14.2	$31.7
Short-term marketable securities	25.9	13.2
Receivables, net of allowance of $5.7 and $5.6, respectively	97.6	148.9
Prepaid expenses	4.4	2.8
Income tax receivable	15.0	2.5
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.4	0.3
Total current assets	161.7	203.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $63.5 and $64.1, respectively	26.9	25.1
Intangible assets, net of accumulated amortization of $98.4 and $91.9, respectively	581.1	566.7
Deferred tax assets	212.0	217.1
Long-term notes receivable, net of current portion - founding members	12.5	12.5
Other investments	7.1	5.4
Long-term marketable securities	33.6	40.5
Debt issuance costs, net	2.1	2.3
Other assets	0.6	0.5
Total non-current assets	875.9	870.1
TOTAL ASSETS	$1,037.6	$1,073.7
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$4.9	$35.5
Payable to founding members under tax receivable agreement	11.8	26.2
Accrued expenses	22.0	19.8
Accrued payroll and related expenses	6.3	18.1
Accounts payable	14.1	14.9
Deferred revenue	10.1	10.2
Total current liabilities	69.2	124.7
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $10.2 and $10.6, respectively	944.8	925.4
Deferred tax liability	50.0	50.1
Income tax payable	5.0	4.9
Payable to founding members under tax receivable agreement	141.9	140.3
Total non-current liabilities	1,141.7	1,120.7
Total liabilities	1,210.9	1,245.4
COMMITMENTS AND CONTINGENCIES (NOTE 7)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 59,820,477 and 59,239,154 issued and outstanding, respectively	0.6	0.6
Additional paid in capital/(deficit)	(214.2)	(221.5)
Retained earnings (distributions in excess of earnings)	(204.3)	(186.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(417.9)	(407.0)
Noncontrolling interests	244.6	235.3
Total equity/(deficit)	(173.3)	(171.7)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,037.6	$1,073.7

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended
	March 31, 2016	April 2, 2015
REVENUE (including revenue from founding members of $7.3 and $7.7, respectively)	$76.2	$76.9
OPERATING EXPENSES:
Advertising operating costs	5.0	5.8
Network costs	4.5	4.5
Theatre access fees—founding members	18.7	17.2
Selling and marketing costs	18.6	16.0
Merger termination fee and related merger costs	—	33.4
Administrative and other costs	14.9	8.7
Depreciation and amortization	8.7	8.0
Total	70.4	93.6
OPERATING INCOME (LOSS)	5.8	(16.7)
NON-OPERATING EXPENSES:
Interest on borrowings	13.4	13.1
Interest income	(0.6)	(0.6)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.6	3.6
Amortization of terminated derivatives	—	1.6
Other non-operating expense	—	0.1
Total	16.4	17.8
LOSS BEFORE INCOME TAXES	(10.6)	(34.5)
Income tax benefit	(2.1)	(4.3)
CONSOLIDATED NET LOSS	(8.5)	(30.2)
Less: Net loss attributable to noncontrolling interests	(4.2)	(21.2)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(4.3)	$(9.0)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.07)	$(0.15)
Diluted	$(0.07)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,610,864	58,888,674
Diluted	59,610,864	58,888,674

Dividends declared per common share	$0.22	$0.22

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In millions)

(UNAUDITED)

	Three Months Ended
	March 31, 2016	April 2, 2015
CONSOLIDATED NET LOSS, NET OF TAX OF $2.1 AND $4.3, RESPECTIVELY	$(8.5)	$(30.2)
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.0 and $0.3, respectively	—	1.3
CONSOLIDATED COMPREHENSIVE LOSS	(8.5)	(28.9)
Less: Comprehensive loss attributable to noncontrolling interests	(4.2)	(20.3)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(4.3)	$(8.6)

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Three Months Ended
	March 31, 2016	April 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(8.5)	$(30.2)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Deferred income tax expense	10.3	(4.4)
Depreciation and amortization	8.7	8.0
Non-cash share-based compensation	6.6	3.0
Excess tax benefit from share-based compensation	—	(0.1)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.6	3.6
Amortization of terminated derivatives	—	1.6
Amortization of debt issuance costs	0.7	0.6
Other	(0.2)	(0.1)
Changes in operating assets and liabilities:
Receivables, net	49.7	35.2
Accounts payable and accrued expenses	(9.3)	(0.3)
Amounts due to founding members	(0.1)	0.4
Payment to founding members under tax receivable agreement	(23.5)	(17.2)
Deferred revenue	(0.2)	1.0
Income taxes and other	(14.1)	(0.8)
Net cash provided by operating activities	23.7	0.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.9)	(2.0)
Purchases of marketable securities	(17.1)	(18.4)
Proceeds from sale and maturities of marketable securities	11.6	20.6
Purchases of intangible assets from network affiliates	—	(0.9)
Net cash used in investing activities	(9.4)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(15.0)	(13.3)
Proceeds from borrowings	71.0	96.0
Repayments of borrowings	(52.0)	(50.0)
Founding member integration payments	0.9	0.8
Distributions to founding members	(32.4)	(32.9)
Excess tax benefit from share-based compensation	—	0.1
Proceeds from stock option exercises	0.3	0.4
Repurchase of stock for restricted stock tax withholding	(4.6)	(1.2)
Net cash used in financing activities	(31.8)	(0.1)
CHANGE IN CASH AND CASH EQUIVALENTS	(17.5)	(0.5)
Cash and cash equivalents at beginning of period	31.7	13.4
Cash and cash equivalents at end of period	$14.2	$12.9

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 31, 2016	April 2, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$21.1	$31.4
Accrued distributions to founding members	$1.1	$—
(Decrease) increase in dividends not requiring cash in the period	$(1.1)	$0.1
Increase in cost and equity method investments	$1.7	$1.6
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.7	$10.3
Cash paid for income taxes, net of refunds	$0.1	$0.2

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings	Accumulated
				Paid in	(Distribution	Other
		Common Stock		Capital	in Excess of	Comprehensive	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Loss	Interest
Balance—December 31, 2015	$(171.7)	59,239,154	$0.6	$(221.5)	$(186.1)	$—	$235.3
Distributions to founding members	(1.1)	—	—	—	—	—	(1.1)
NCM LLC equity issued for purchase of intangible asset	21.1	—	—	9.2	—	—	11.9
Income tax and other impacts of NCM LLC ownership changes	(1.7)	—	—	(2.7)	—	—	1.0
Comprehensive loss, net of tax	(8.5)	—	—		(4.3)	—	(4.2)
Share-based compensation issued	(4.3)	581,323	—	(4.3)	—	—	—
Share-based compensation expense/capitalized	6.8	—	—	5.1	—	—	1.7
Cash dividends declared $0.22 per share	(13.9)	—	—	—	(13.9)	—	—
Balance—March 31, 2016	$(173.3)	59,820,477	$0.6	$(214.2)	$(204.3)	$—	$244.6

Balance—January 1, 2015	$(208.7)	58,750,926	$0.6	$(261.0)	$(147.4)	$(0.4)	$199.5
NCM LLC equity returned for purchase of intangible asset	31.4	—	—	14.1	—	—	17.3
Income tax and other impacts of NCM LLC ownership changes	(2.4)	—	—	(5.0)	—	—	2.6
Comprehensive loss, net of tax	(28.9)	—	—	—	(9.0)	0.4	(20.3)
Share-based compensation issued	(0.8)	193,119	—	(0.8)	—	—	—
Share-based compensation expense/capitalized	3.0	—	—	2.0	—	—	1.0
Cash dividends declared $0.22 per share	(13.4)	—	—	—	(13.4)	—	—
Balance—April 2, 2015	$(219.8)	58,944,045	$0.6	$(250.7)	$(169.8)	$—	$200.1

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 21 years remaining as of March 31, 2016) and certain third-party theatre circuits (known as “network affiliates”) under long-term network affiliate agreements, which have terms from three to twenty years.

As of March 31, 2016, NCM LLC had 137,140,810 common membership units outstanding, of which 59,820,477 (43.6%) were owned by NCM, Inc., 27,072,701 (19.8%) were owned by Regal, 26,384,644 (19.2%) were owned by Cinemark and 23,862,988 (17.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) to merge with Screenvision, LLC (“Screenvision”).  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the three months ended April 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $6.6 million incurred by NCM LLC during the three months ended April 2, 2015). The Company and the founding members each bore a pro rata portion of the merger termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Basis of Presentation

The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 31, 2015 is derived from the audited financial statements of NCM, Inc.  Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2015.

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 31, 2015 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of March 31, 2016 and December 31, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three months ended March 31, 2016 and April 2, 2015, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The Company has not granted stock options since 2012.  In 2015 and 2016, the restricted stock grants for Company officers vest upon the achievement of Company performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended March 31, 2016 and April 2, 2015, 868,605 and 238,315 shares of restricted stock and restricted stock units vested, respectively.  During the three months ended March 31, 2016 and April 2, 2015, 22,934 and 32,515 stock options were exercised at a weighted average exercise price of $13.02 and $12.24 per share, respectively.

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

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 31, 2016	April 2, 2015
Net loss attributable to NCM, Inc.	$(4.3)	$(9.0)
NCM LLC equity issued for purchase of intangible asset	9.2	14.1
Income tax and other impacts of subsidiary ownership changes	(2.7)	(5.0)
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$2.2	$0.1

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Adopted Accounting Pronouncements

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-01, Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”) on a prospective basis, which eliminates the concept of extraordinary items from GAAP.  Under ASU 2015-01, reporting entities will no longer be required to assess whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently are retained, and are expanded to include items that are both unusual in nature and infrequently occurring. The adoption of ASU 2015-01 did not have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).  ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. The adoption of ASU 2015-02 did not have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) on a retrospective basis, which provides guidance for simplifying the presentation of debt issuance costs.  ASU 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums.  The Company also adopted Accounting Standards Update 2015-15, Interest — Imputation of Interest (“ASU 2015-15”), which added SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force (EITF) meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company reclassified net deferred financing costs related to the Company’s Term Loans, Senior Secured Notes and Senior Unsecured Notes in the Condensed Consolidated Balance Sheets as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the Company’s Revolving Credit Facility remained an asset in the unaudited Condensed Consolidated Balance Sheets. Upon adoption of ASU 2015-03 and ASU 2015-15, net deferred financing costs of $10.6 million in the December 31, 2015 unaudited Condensed Consolidated Balance Sheet were reclassified from an asset to a reduction of the carrying value of long-term debt.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-05, Intangibles-Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”) on a prospective basis, which provides guidance on accounting for fees paid by a customer in a cloud computing arrangement. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The adoption of ASU 2015-05 did not have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”) on a retrospective basis. ASU 2015-17 requires the presentation of deferred tax liabilities and assets be classified as non-current in a classified statement of financial position, which is a change from the Company’s historical presentation whereby certain of its deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. Upon adoption of ASU 2015-17, current deferred tax assets of $6.2 million and current deferred tax liabilities of $0.5 million in the December 31, 2015 unaudited Condensed Consolidated Balance Sheet were reclassified as non-current.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which was issued in August 2015, revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto, as well as, which transition method it intends to use.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies.  The Company is currently assessing the impact of ASU 2016-01 on the unaudited Condensed Consolidated Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently assessing the impact of ASU 2016-02 on the unaudited Condensed Consolidated Financial Statements or notes thereto.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-07 is not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.

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

	Three Months Ended
	March 31, 2016	April 2, 2015
Net loss attributable to NCM, Inc. (in millions)	$(4.3)	$(9.0)
Weighted average shares outstanding:
Basic	59,610,864	58,888,674
Add: Dilutive effect of stock options and restricted stock	—	—
Diluted	59,610,864	58,888,674
Loss per NCM, Inc. share:
Basic	$(0.07)	$(0.15)
Diluted	$(0.07)	$(0.15)

The effect of 76,121,743 and 69,923,520, exchangeable NCM LLC common units held by the founding members for the three months ended March 31, 2016 and April 2, 2015, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in NCM, Inc. dividends.  In addition, there were 5,326,214 and 5,529,103 stock options and non-vested (restricted) shares for the three months ended March 31, 2016 and April 2, 2015, respectively, excluded from the calculation as they were antidilutive, primarily due to the net loss in those periods.

3.  INTANGIBLE ASSETS

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year.  During the first quarter of 2016 and 2015, NCM LLC issued 1,416,515 and 2,160,915 common membership units to its founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the previous year.  NCM LLC recorded a net intangible asset of $21.1 million and $31.4 million during the three months ended March 31, 2016 and April 2, 2015, respectively, as a result of the Common Unit Adjustments.

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended March 31, 2016 and April 2, 2015 the Company recorded a reduction to net intangible assets of $0.1 million and $0.3 million, respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  During the three months ended March 31, 2016 and April 2, 2015, AMC and Cinemark paid a total of $0.9 million and $0.8 million, respectively, in integration payments.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the Condensed Consolidated Statements of Income:	March 31, 2016	April 2, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$7.2	$7.6
Advertising inventory revenue (included in advertising revenue) (2)	0.1	0.1
Operating expenses:
Theatre access fee (3)	18.7	17.2
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.3	0.2
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.2	0.3

(1)

For the three months ended March 31, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.  For the three months ended April 2, 2015 all the founding members purchased 60 seconds of on-screen advertising time.

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

	As of
Included in the Condensed Consolidated Balance Sheets:	March 31, 2016	December 31, 2015
Current portion of notes receivable - founding members (1)	4.2	4.2
Long-term portion of notes receivable - founding members (1)	12.5	12.5
Interest receivable on notes receivable (included in other current assets) (1)	0.2	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (2)	550.9	535.9
Current payable to founding members under tax receivable agreement (3)	11.8	26.2
Long-term payable to founding members under tax receivable agreement (3)	141.9	140.3

(1)	Refer to the discussion of notes receivable from the founding members above.
(2)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(3)

The Company paid the founding members approximately $23.5 million in the first quarter of 2016, of which $2.7 million was net operating loss carrybacks for the 2013 tax year and $20.8 million was for the 2015 tax year.  The Company paid the founding members $17.2 million in the first quarter of 2015, of which $0.9 million was net operating loss carrybacks for the 2009, 2010 and 2011 tax years and $16.3 million was for the 2014 tax year.

On March 16, 2015, the Company announced the termination of the Merger Agreement with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the three months ended April 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $6.6 million incurred by NCM LLC during the three months ended April 2, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three months ended March 31, 2016 and April 2, 2015 were as follows (in millions):

	Three Months Ended
	March 31, 2016	April 2, 2015
AMC	$0.3	$—
Cinemark	0.4	—
Regal	0.4	—
Total founding members	1.1	—
NCM, Inc.	0.9	—
Total	$2.0	$—

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

The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended March 31, 2016 of $1.1 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and will be made in the second quarter of 2016.  The distributions to NCM, Inc. are eliminated in consolidation.

Amounts due to founding members as of March 31, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.7	$1.0	$1.2	$3.9
Cost and other reimbursement	—	(0.1)	—	(0.1)
Distributions payable to founding members	0.3	0.4	0.4	1.1
Total amounts due to founding members	$2.0	$1.3	$1.6	$4.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total amounts due to founding members	$11.1	$11.6	$12.8	$35.5

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.   The Company’s investment in AC JV, LLC was $1.2 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively.  Equity in earnings from AC JV, LLC was $0.1 million and $0.1 million for the three months ended March 31, 2016 and April 2, 2015, respectively, and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Loss.

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

NCM LLC has an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended March 31, 2016 and April 2, 2015 there was an inconsequential amount of advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of March 31, 2016 and December 31, 2015, respectively.

Other Transactions—NCM LLC had an agreement with an interactive media company to sell some of its online inventory.  One of NCM, Inc.’s directors is also a director of this media company. There was approximately $0.3 million and $0.3 million of accounts receivable due from this company as of March 31, 2016 and December 31, 2015, respectively.

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook pre-show.  During the three months ended March 31, 2016 and April 2, 2015, NCM LLC recorded approximately $0.4 million and $0.4 million, respectively, in revenue from AEG Live and as of March 31, 2016 and December 31, 2015, had $0.2 million and $0.4 million, respectively, of accounts receivable from AEG Live.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.  BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of March 31, 2016 and December 31, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 31, 2016	December 31, 2015	Maturity Date	Interest Rate
Revolving Credit Facility	$85.0	$66.0	November 26, 2019	(1)
Term Loans	270.0	270.0	November 26, 2019	(1)
Senior Unsecured Notes	200.0	200.0	July 15, 2021	7.875%
Senior Secured Notes	400.0	400.0	April 15, 2022	6.000%
Total borrowings	955.0	936.0
Less: debt issuance costs related to term loans and senior notes	(10.2)	(10.6)
Carrying value of long-term debt	$944.8	$925.4

(1)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility—As of March 31, 2016 and December 31, 2015, NCM LLC’s senior secured credit facility consisted of a $135.0 million revolving credit facility and a $270.0 million term loan.

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of March 31, 2016, NCM LLC’s total availability under the $135.0 million revolving credit facility was $50.0 million.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 31, 2016 was 2.68%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of March 31, 2016 was 3.19%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of March 31, 2016, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants.  As of March 31, 2016, NCM LLC’s consolidated net senior secured leverage ratio was 3.4 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021—On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (“Senior Unsecured Notes”) for which the registered exchange offering was completed on September 22, 2011. The Senior Unsecured Notes pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012.  The notes are subordinated to all existing and future secured debt, including indebtedness under NCM LLC’s existing senior secured credit facility and the Senior Secured Notes defined below. The Senior Unsecured Notes contain certain non-maintenance covenants with which NCM LLC was in compliance as of March 31, 2016.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Secured Notes due 2022—On July 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Senior Secured Notes”) for which the registered exchange offering was completed on November 26, 2012.  The Senior Secured Notes pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012.  The Senior Secured Notes are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility.  The Senior Secured Notes contain certain non-maintenance covenants with which NCM LLC was in compliance as of March 31, 2016.

6.  INCOME TAXES

The Company is subject to taxation in the U.S. and various states.  The Company has established a contingency reserve for material, known tax exposures.  The Company’s reserve reflects management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement.  While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to the reserve, the Company’ income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.  Such resolution could materially increase or decrease income tax expense in the unaudited Condensed Consolidated Financial Statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the unaudited Condensed Consolidated Financial Statements.  The total amount of unrecognized tax benefits as of March 31, 2016 and December 31, 2015, was $3.9 million and $3.9 million, respectively, excluding accrued interest and penalties.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the unaudited Condensed Consolidated Statements of Loss and records the liability in income taxes payable in the unaudited Condensed Consolidated Balance Sheets.  The Company recognized $0.1 million and $0.0 million interest and penalties during the three months ended March 31, 2016 and April 2, 2015, respectively. The Company has accrued $1.1 million and $1.0 million for the payment of interest and penalties as of March 31, 2016 and December 31, 2015, respectively.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.9 million and $3.9 million as of March 31, 2016 and December 31, 2015, respectively, excluding interest and penalties.  It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $2.2 million during the next twelve months due to the expiration of certain statutes of limitations.

7.  COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company.  As of March 31, 2016, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $41.2 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of March 31, 2016 and December 31, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the network affiliate.

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

Other investments consisted of the following (in millions):

	As of
	March 31, 2016	December 31, 2015
Investment in AC JV, LLC (1)	$1.2	$1.2
Other investments (2)	5.9	4.2
Total	$7.1	$5.4

(1)	Refer to Note 4—Related Party Transactions.
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

The fair value of the investments has not been estimated as of March 31, 2016 and December 31, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of March 31, 2016 and December 31, 2015, the Company had notes receivable totaling $16.7 million and $16.7 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of March 31, 2016		As of December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$270.0	$269.6	$270.0	$269.3
Senior Unsecured Notes	200.0	208.3	200.0	208.4
Senior Secured Notes	400.0	416.5	400.0	414.5

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

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$1.1	$1.1	$—	$—
Short-term marketable securities (2)	25.9	5.7	20.2	—
Long-term marketable securities (2)	33.6	24.6	9.0	—
Total assets	$60.6	$31.4	$29.2	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$6.4	$6.4	$—	$—
Short-term marketable securities (2)	13.2	9.5	3.7	—
Long-term marketable securities (2)	40.5	30.6	9.9	—
Total assets	$60.1	$46.5	$13.6	$—

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)

Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three months ended March 31, 2016 and April 2, 2015, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of March 31, 2016, there was an inconsequential amount of gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer, and as of December 31, 2015, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 31, 2016 and December 31, 2015 were as follows:

	As of March 31, 2016
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$5.7	$5.7	0.3
Short-term commercial paper:
Financial	4.1	4.1	0.9
Industrial	5.8	5.8	0.4
Utility	5.8	5.8	0.1
Short-term certificates of deposit	4.5	4.5	0.5
Total short-term marketable securities	25.9	25.9

Long-term U.S. government treasury bonds	1.2	1.2	1.6
Long-term municipal bonds	1.6	1.6	1.5
Long-term U.S. government agency bonds	21.8	21.8	3.4
Long-term certificates of deposit:
Financial	8.7	8.7	1.8
Industrial	0.3	0.3	1.6
Total long-term marketable securities	33.6	33.6
Total marketable securities	$59.5	$59.5

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

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of March 31, 2016 and December 31, 2015, the Company did not have any outstanding derivative assets or liabilities. A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of March 31, 2016, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the three months ended March 31, 2016 and April 2, 2015 were as follows (in millions):

	Three Months Ended		Income Statement Location
	March 31, 2016	April 2, 2015
Balance at beginning of period	$—	$(0.4)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	1.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	1.6
Noncontrolling interest on reclassifications	—	(0.9)
Tax effect on reclassifications	—	(0.3)
Balance at end of period	$—	$—

10.  SUBSEQUENT EVENT

On April 29, 2016, the Company declared a cash dividend of $0.22 per share (approximately $13.2 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 19, 2016 to be paid on June 2, 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained in our annual report on Form 10-K for the Company’s fiscal year ended December 31, 2015.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 31, 2015. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

NCM LLC operates the largest digital in-theatre video advertising network in North America, through which it distributes national and local advertising that the Company has sold on theatre screens and video screens in theatre lobbies.  NCM LLC also sells theatre lobby promotions and online and mobile advertising that are displayed on its and other company websites and mobile sites and apps. Our revenue is principally derived from advertising distributed to NCM LLC’s founding member theatres in accordance with long-term ESAs (approximately 21 years remaining as of March 31, 2016) and to network affiliates in accordance with multi-year agreements, which expire at various dates through July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 18.6 years as of March 31, 2016. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (the remaining 554 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with officers, managers and staff to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local/regional advertising pricing (CPM), local/regional advertising rate per screen per week, local/regional and total advertising revenue per attendee, as well as, our free cash flow, dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA) and cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Recent Transactions

On May 5, 2014, NCM, Inc. entered into the Merger Agreement to merge with Screenvision.  On November 3, 2014, the Department of Justice filed a lawsuit seeking to enjoin the merger.  On March 16, 2015, the Company announced the termination of the Merger Agreement and the lawsuit was dismissed.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. This payment was $2 million lower than the reverse termination fee contemplated by the Merger Agreement.  During the three months ended April 2, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $14.1 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $6.6 million incurred by NCM LLC during the three months ended April 2, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” in our Form 10-K filed with the SEC on February 26, 2016 for the Company’s fiscal year ended December 31, 2015.

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

	Three Months Ended		% Change
	March 31, 2016	April 2, 2015	Q1 2016 to Q1 2015
Revenue	$76.2	$76.9	(0.9%)
Operating expenses:
Advertising	41.3	38.6	7.0%
Network, administrative and unallocated costs	29.1	21.6	34.7%
Merger termination fee and related merger costs (1)	—	33.4	(100.0%)
Total operating expenses	70.4	93.6	(24.8%)
Operating income (loss)	5.8	(16.7)	NM
Non-operating expenses	16.4	17.8	(7.9%)
Income tax benefit	(2.1)	(4.3)	(51.2%)
Net loss attributable to noncontrolling interests	(4.2)	(21.2)	(80.2%)
Net loss attributable to NCM, Inc.	$(4.3)	$(9.0)	(52.2%)

Net loss per NCM, Inc. basic share	$(0.07)	$(0.15)	(53.3%)
Net loss per NCM, Inc. diluted share	$(0.07)	$(0.15)	(53.3%)

Adjusted OIBDA	$24.0	$27.7	(13.4%)
Adjusted OIBDA margin	31.5%	36.0%	(4.5%)
Total theatre attendance (in millions) (2)	172.3	161.4	6.8%

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

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents net income (loss) attributable to NCM, Inc. plus the effect of noncontrolling interests income tax expense, interest and other costs and depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs, the merger termination fee and related merger costs and Chief Executive Officer transition costs.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  These non-GAAP financial measures are used by management to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, interest rates or debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, or costs associated with the resignation of the company’s Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that net income (loss) attributable to NCM, Inc. is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles net loss attributable to NCM, Inc. to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended
	March 31, 2016	April 2, 2015
Net loss attributable to NCM, Inc.	$(4.3)	$(9.0)
Net loss attributable to noncontrolling interests	(4.2)	(21.2)
Income tax benefit	(2.1)	(4.3)
Interest and other non-operating costs	16.4	17.8
Depreciation and amortization	8.7	8.0
OIBDA	$14.5	$(8.7)
Share-based compensation costs (1)	6.6	3.0
Merger termination fee and related merger costs (2)	—	33.4
CEO transition costs (3)	2.9	—
Adjusted OIBDA	$24.0	$27.7
Total revenue	$76.2	$76.9
Adjusted OIBDA margin	31.5%	36.0%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(3)	Chief Executive Officer transition costs represent severance, consulting and other costs.

The Company has also presented total operating expenses before the merger termination fee and related merger costs within its results of operations section below which is not a financial measure calculated in accordance with GAAP in the United States.  Operating expenses before the merger termination fee and related merger costs represent operating costs less costs associated with the terminated Screenvision merger.  This non-GAAP financial measure is used to provide readers a comparison of our 2016 results to our 2015 results without including the impact of the nonrecurring merger termination fee and related merger costs.  The Company believes this is an important supplemental measure because it eliminates these nonrecurring costs to highlight trends in its ongoing business that may not otherwise be apparent when relying solely on GAAP financial measures.  Operating expenses before the merger termination fee and related merger costs should not be regarded as an alternative to operating expenses or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that total operating expenses is the most directly comparable GAAP financial measure.

Basis of Presentation

The results of operations data for the three months ended March 31, 2016 and April 2, 2015 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended March 31, 2016 and April 2, 2015

Revenue. Total revenue decreased 0.9%, from $76.9 million for the three months ended April 2, 2015 to $76.2 million for the three months ended March 31, 2016.  The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	March 31, 2016	April 2, 2015	Q1 2016 to Q1 2015	Q1 2016 to Q1 2015
National advertising revenue	$50.2	$50.6	$(0.4)	(0.8%)
Local and regional advertising revenue	18.8	18.7	0.1	0.5%
Founding member advertising revenue from beverage concessionaire agreements	7.2	7.6	(0.4)	(5.3%)
Total revenue	$76.2	$76.9	$(0.7)	(0.9%)

The following table shows data on theatre attendance and revenue per attendee for the three months ended March 31, 2016 and April 2, 2015:

	Three Months Ended		% Change
	March 31, 2016	April 2, 2015	Q1 2016 to Q1 2015
National advertising revenue per attendee	$0.291	$0.314	(7.3%)
Local and regional advertising revenue per attendee	$0.109	$0.116	(6.0%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.400	$0.429	(6.8%)
Total advertising revenue per attendee	$0.442	$0.476	(7.1%)
Total theatre attendance (in millions) (1)	172.3	161.4	6.8%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $0.4 million, or 0.8%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 13.4% decrease in impressions sold in the first quarter of 2016, compared to the first quarter of 2015, partially offset by a 7.7% increase in national advertising CPMs (excluding beverage) in the first quarter of 2016, compared to the first quarter of 2015 and a $2.5 million increase in branded content revenue that is not included in the inventory measured by impression sold or CPMs, in the first quarter of 2016, compared to the first quarter of 2015.  The decrease in impressions sold was driven by a decrease in national inventory utilization, which declined from 99.9% for the first quarter of 2015 to 81.3% for the first quarter of 2016 on a 6.8% increase in network attendance.  Utilization decreased due primarily to lower content partner spending during the first quarter of 2016, compared to the first quarter of 2015.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in national advertising CPMs was due primarily to a change in the mix of advertising clients and more revenue from the scatter market during the first quarter of 2016, which has a higher CPM compared to revenue from upfront commitments.

Local and regional advertising revenue. The $0.1 million, or 0.5%, increase in local advertising revenue was primarily driven by an 8.6% increase in total contract volume, nearly offset by an 8.5% decrease in average contract value compared to the first quarter of 2015. The increase in total contract volume was due to expansion of our sales force and diversification of our client base and the decrease in average contract value was driven by lower average contract value for contracts above $10,000.

Founding member beverage revenue. The $0.4 million, or 5.3%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to one of NCM LLC’s founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015.  The decrease in beverage revenue attributable to this time reduction was approximately $1.5 million and was partially offset by an 8.9% increase in founding member attendance and a 5.7% increase in beverage revenue CPMs in the first quarter of 2016, compared to the first quarter of 2015.  The 2016 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses decreased 24.8%, from $93.6 million for the three months ended April 2, 2015 to $70.4 million for the three months ended March 31, 2016.  The following table shows the changes in operating expense for the three months ended March 31, 2016 and April 2, 2015 (in millions):

	Three Months Ended		$ Change	% Change
	March 31, 2016	April 2, 2015	Q1 2016 to Q1 2015	Q1 2016 to Q1 2015
Advertising operating costs	$5.0	$5.8	(0.8)	(13.8%)
Network costs	4.5	4.5	—	0.0%
Theatre access fees—founding members	18.7	17.2	1.5	8.7%
Selling and marketing costs	18.6	16.0	2.6	16.3%
Administrative and other costs	14.9	8.7	6.2	71.3%
Depreciation and amortization	8.7	8.0	0.7	8.7%
Total operating expenses before the merger termination fee and related merger costs	70.4	60.2	10.2	16.9%
Merger termination fee and related merger costs	—	33.4	(33.4)	(100.0%)
Total operating expenses	$70.4	$93.6	$(23.2)	(24.8%)

Advertising operating costs. Advertising operating costs decreased $0.8 million, or 13.8%, from $5.8 million for the first quarter of 2015 to $5.0 million for the first quarter of 2016. This decrease was primarily the result of a $0.4 million decrease in affiliate advertising payments and a $0.3 million decrease in onscreen production costs related to lower onscreen production revenue.  The decrease in affiliate advertising payments was primarily driven by a 5.3%, or 192 screen, decrease in the number of average affiliate screens for the first quarter of 2016, compared to the first quarter of 2015 due primarily to an acquisition of a network affiliate by a founding member whereby we are now receiving theatre access fees as discussed further below.

Network costs. Network costs remained at $4.5 million for the first quarter of 2015 and the first quarter of 2016.

Theatre access fees—founding members. Theatre access fees increased $1.5 million, or 8.7%, from $17.2 million for the first quarter of 2015 to $18.7 million for the first quarter of 2016.  The increase was due to a $0.8 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment and a $0.7 million increase in the fee associated with founding member attendance. The $0.8 million increase in digital screen fees rose $0.4 million related to an annual 5% rate increase specified in the ESAs and $0.4 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.  The theatre access fees based upon attendance increased $0.7 million due to an 8.9% increase in founding member attendance during the first quarter of 2016, compared to the first quarter of 2015.  This increase in founding member attendance included attendance related to a network affiliate that was acquired by a founding member in December 2015.

Selling and marketing costs. Selling and marketing costs increased $2.6 million, or 16.3%, from $16.0 million for the first quarter of 2015 to $18.6 million for the first quarter of 2016. This increase was primarily due to an increase of $1.0 million in personnel related expenses due primarily to higher salaries, payroll taxes and non-cash share-based compensation expense related to better performance against targets compared to 2015.  Selling and marketing costs also increased due to an increase of $0.3 million in non-cash barter expense, $0.3 million in certain marketing expenses and $0.2 million in online publisher expense related to higher online and mobile revenue during the first quarter of 2016, compared to the first quarter of 2015.

Administrative and other costs. Administrative and other costs increased $6.2 million, or 71.3%, from $8.7 million for the first quarter of 2015 to $14.9 million for the first quarter of 2016 due primarily to a $3.1 million increase in non-cash share-based compensation expense related primarily to expense associated with modifying equity awards pursuant to agreements with our former CEO and $2.9 million of CEO transition costs, which consisted primarily of severance and consulting costs to our former CEO.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 8.7%, from $8.0 million for the first quarter of 2015 to $8.7 million for the first quarter of 2016. The increase was due to an increase in amortization expense of intangible assets related primarily to NCM LLC founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs. The merger termination fee and related merger costs decreased $33.4 million, or 100%, from $33.4 million for the first quarter of 2015, compared to $0 for the first quarter of 2016, as the merger with Screenvision was terminated during the first quarter of 2015.

Non-operating expenses.  Total non-operating expenses decreased $1.4 million, or 7.9%, from $17.8 million for the first quarter of 2015 to $16.4 million for the first quarter of 2016.  The following table shows the changes in non-operating expense for the three months ended March 31, 2016 and April 2, 2015 (in millions):

	Three Months Ended		$ Change	% Change
	March 31, 2016	April 2, 2015	Q1 2016 to Q1 2015	Q1 2016 to Q1 2015
Interest on borrowings	$13.4	$13.1	$0.3	2.3%
Interest income	(0.6)	(0.6)	—	0.0%
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.6	3.6	—	0.0%
Amortization of terminated derivatives	—	1.6	(1.6)	(100.0%)
Other non-operating expense	—	0.1	(0.1)	(100.0%)
Total non-operating expenses	$16.4	$17.8	$(1.4)	(7.9%)

The decrease in non-operating expense was due primarily to a $1.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net loss. Net loss decreased $4.7 million from $9.0 million for the three months ended April 2, 2015 to $4.3 million for the three months ended March 31, 2016. The decrease in net loss was due to an increase in operating income of $22.5 million and a decrease of $1.4 million in non-operating expense, as described above, partially offset by a $17.0 million decrease in loss attributable to noncontrolling interests and an decrease in income tax benefit of $2.2 million both due primarily to the smaller loss during the period.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Changes in the current macro-economic environment and changes in the national, regional and local advertising markets, including increased competition related to the expansion of online and mobile advertising platforms, present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients. The impact to our business associated with these issues could be mitigated somewhat over time due to factors including the increase in salable advertising impressions and better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base and improvements in the technical quality of our network and upgrades to our inventory management and data management systems that allow us to better target theatre audiences and provide more robust analytics to our clients. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums if consumer viewing habits shift to smaller less effective mobile devices and television ratings decline and it becomes less effective as a marketing platform due to the time-shifting of programming and related ad-skipping associated with the increasing use of DVRs by consumers and as programming shifts to online video platforms. The impact of these consumer and media market trends appear to have had a favorable impact on our level of national upfront bookings.  In the upfront market, advertisers buy advertising time for the upcoming year, and by committing to purchase in advance, lock in inventory placement and the advertising rates they will pay for the upcoming year.  In the scatter market, advertisers buy advertising closer to the scheduled run time.  We believe that over time, this shift toward more upfront commitments, allows us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year.  We believe this greater pricing and placement flexibility has helped to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.

The change in the number of screens in our network during the three months ended March 31, 2016 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2015	16,981	3,380	20,361
New affiliates	—	63	63
Net openings/closures	(89)	42	(47)
Balance as of March 31, 2016	16,892	3,485	20,377

We expect the expansion of our network and additional attendees to provide our advertising clients with a better marketing product with increased reach (more advertising impressions) and improved geographic coverage.  During 2016, we also plan to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that are expected to assist with our strategy to provide a better product offering to advertisers and thus expand our overall national client base.  We also believe that the continued growth of our market coverage and overall number of impressions will strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

In 2014, we experienced a decline of 16.4%, in national advertising CPMs (excluding beverage revenue) compared to the prior period due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After adjusting our pricing through 2014 to be more attractive to a broader number of potential clients, compete more effectively with various forms of premium video advertising and reflect seasonal marketplace supply and demand characteristics, during 2015 and the first quarter of 2016, we experienced an increase year over year of 6.7% and 7.7%, respectively, in national advertising CPMs (excluding beverage revenue).  Volatility in quarterly national CPMs combined with an increase in national inventory utilization reflects the success of our upfront inventory packaging strategy that created multi-flight campaigns for clients that were priced based on lower market demand in select weeks throughout the year that generally coincided with fewer large films and lower overall theatre attendance.  As a result of this new packaging strategy and more dynamic upfront and scatter pricing that is responsive to week-to-week market demand and inventory availability, we expect our national advertising CPMs (excluding beverage) to continue to be higher during higher market demand periods and lower during periods of lower market demand where we have greater amounts of unsold inventory.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During the first six months of 2015, we sold 60 seconds to NCM LLC’s founding members. Beginning July 1, 2015, one of NCM LLC’s founding members reduced their beverage advertising from 60 seconds to 30 seconds. We have the right to sell the remaining 30 second unit to other clients. The other founding members’ current long-term contracts with their beverage suppliers require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.  Due to a 5.7% increase in segment one CPMs in 2015, the CPM on our beverage concessionaire revenue increased during the first quarter of 2016 by 5.7% and the remainder of 2016 will decline by an equivalent percentage.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to ESAs, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of March 31, 2016, 98% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee related to additional digital cinema installations within existing founding member theatres is expected to be minimal.

During 2015, we reduced the length of our content partner entertainment programming segments from two and one-half minutes to two minutes in content partner agreements representing about 50% of our FirstLook pre-show impressions.  During 2016, we are reducing the remaining segments such that all of our content partner agreements will provide for two minute entertainment content segments.  The reduction in the length of our FirstLook content partner entertainment segments from two and one-half minutes to two minutes provided two additional 30-second national units and one additional local or regional advertising unit for us to sell across approximately 50% of our network impressions in 2015 and will provide for these additional segments across 100% of our network impressions in 2016.  Because there is no reduction in our revenue from reducing these content segments, this will provide additional salable national, local and regional FirstLook pre-show inventory that could allow us to increase our future advertising revenue provided that there is adequate market demand.

Trends and Uncertainties Related to Liquidity and Financial Performance

During 2014, 2013 and 2012, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In 2012 and 2011, we issued new Senior Unsecured Notes and Senior Secured Notes primarily to refinance outstanding bank debt.  As a result of these financing transactions, we extended the average maturities of our debt and as of March 31, 2016 the weighted average remaining maturity is 5.0 years.  As of March 31, 2016, approximately 63% of our total borrowings bear interest at fixed rates.  The remaining 37% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings. Refer to Note 5—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

Due primarily to the decrease in our national advertising revenue in 2014, our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus certain cash items) was less than our regular dividend payment in 2014 ($0.88 per share).  The $4.7 million deficit was funded by NCM, Inc.’s cash and marketable securities balances.  As of March 31, 2016, these balances totaled $73.7 million.  We anticipate that over time our revenue growth will result in cash flow available for dividends in excess of our regular dividend payments.  However, should there be any deficits, we believe that our cash and marketable securities balances could continue to fund deficits for the foreseeable future.  Our Board of Directors will evaluate the potential for continued deficits as one of the factors when declaring dividends in the future.

Our short-term marketable securities balance increased $12.7 million, from $13.2 million as of December 31, 2015 to $25.9 million as of March 31, 2016 and our long-term marketable securities balance decreased by $6.9 million, from $40.5 million as of December 31, 2015 to $33.6 million as of March 31, 2016.  The increase in short-term and decrease in long-term marketable securities was primarily a timing difference due to the Company converting securities into cash to be used for its seasonal cash needs to fund its working capital, dividend payments and payments associated with the tax receivable agreement with NCM LLC’s founding members.

Trends Related to Ownership in NCM LLC

In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theatre additions or dispositions during the previous year.  During the first quarter of 2016 and 2015, NCM LLC issued 1,416,515 and 2,160,915 common membership units to its founding members, respectively, for the rights to exclusive access to the theatre screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the previous year.  NCM LLC recorded a net intangible asset of $21.1 million and $31.4 million during the first quarter of 2016 and 2015, respectively, as a result of the Common Unit Adjustments.

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 43.6% as of March 31, 2016 compared to 43.8% at December 31, 2015 due primarily to the common unit adjustment described above, which has proportionally increased net income attributable to noncontrolling interests and decreased net income attributable to NCM, Inc.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 31, 2016	December 31, 2015	April 2, 2015	Q1 2016 to YE 2015	Q1 2016 to Q1 2015
Cash, cash equivalents and marketable securities (1)	$73.7	$85.4	$77.5	$(11.7)	$(3.8)
Revolver availability (2)	50.0	69.0	67.0	(19.0)	(17.0)
Total liquidity	$123.7	$154.4	$144.5	$(30.7)	$(20.8)

(1)

Included in cash and cash equivalents as of March 31, 2016, December 31, 2015 and April 2, 2015, was $4.9 million, $3.0 million and $2.5 million, respectively, of cash held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

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

We have generated and used cash as follows (in millions):

	Three Months Ended
	March 31, 2016	April 2, 2015
Operating cash flow	$23.7	$0.3
Investing cash flow	$(9.4)	$(0.7)
Financing cash flow	$(31.8)	$(0.1)

•

Operating Activities. The $23.4 million increase in cash provided by operating activities for the first quarter of 2016, compared to the first quarter of 2015 was due primarily to an increase in collections of accounts receivable of $14.5 million related to higher revenue in our fourth quarter of 2015, compared to the fourth quarter of 2014 and a lower net loss during the first quarter of 2016, partially offset by an increase in the change in accounts payable and accrued liabilities.

•

Investing Activities. The $8.7 million increase in cash used in investing activities for the first quarter of 2016, compared to the first quarter of 2015 was due primarily to higher purchases of marketable securities, net of proceeds, of approximately $7.7 million and higher purchases of property, plant and equipment during the first quarter of 2016.

•

Financing Activities. The $31.7 million increase in cash used in financing activities during the first quarter of 2016, compared to the first quarter of 2015 was due primarily to a $27.0 million decrease in proceeds from borrowings, net of repayments, due to lower net borrowings on the revolving credit facility.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 31, 2016 were $68.8 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 2, 2015 was calculated as negative $25.5 million ($11.5 million with NCM, Inc.) due to the merger termination fee and related merger costs.  Pursuant to the NCM LLC Operating Agreement, there was no distribution made in the second quarter of 2015 and the negative amount will be netted against available cash distributions for the second quarter of 2016, which will be paid in the third quarter of 2016.  The available cash distribution to the members of NCM LLC for the three months ended March 31, 2016 (which will be made during the second quarter of 2016) was approximately $2.0 million, of which approximately $0.9 million will be distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on April 29, 2016 of $0.22 per share (approximately $13.2 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on May 19, 2016 to be paid on June 2, 2016. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund the above listed items for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows, as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2015 and incorporated by reference herein.  As of March 31, 2016, there were no significant changes in those critical accounting policies.

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

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein.  We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 31, 2016.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2012, 2013, 2014 and 2015.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2012	17.6%	24.5%	32.1%	25.8%
FY 2013	17.8%	26.5%	29.2%	26.5%
FY 2014	17.8%	25.4%	25.6%	31.2%
FY 2015	17.2%	27.2%	25.0%	30.6%

The following table reflects the quarterly percentage of total advertising revenue for the fiscal years ended 2012, 2013, 2014 and 2015.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2012	16.2%	24.7%	33.7%	25.4%
FY 2013	17.3%	27.4%	29.9%	25.4%
FY 2014	17.8%	25.4%	25.6%	31.2%
FY 2015	17.2%	27.2%	25.0%	30.6%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Senior Unsecured Notes and the Senior Secured Notes are at fixed rates, and therefore are not subject to market risk.  As of March 31, 2016, the only interest rate risk that we are exposed to is related to our $135.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.6 million for an annual period on the $85.0 million revolving credit balance and $270.0 million term loan outstanding as of March 31, 2016.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Senior Vice President, Finance and Interim Co-Chief Financial Officer (principal financial officer) as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2016, our management evaluated, with the participation of the Chief Executive Officer and Senior Vice President, Finance and Interim Co-Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 26, 2016 for the fiscal year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2016 through January 28, 2016	214,073	$14.58	—	N/A
January 29, 2016 through February 25, 2016	95,652	$15.50	—	N/A
February 26, 2016 through March 31, 2016	491	$14.82	—	N/A

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	National CineMedia, Inc. 2016 Equity Incentive Plan.
10.2	(2)	Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Time Based).
10.3	(3)	Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Performance Based).
10.4	(4)	Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210996) filed on April 29, 2016.
(2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210996) filed on April 29, 2016.

(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210996) filed on April 29, 2016.
(4)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-210996) filed on April 29, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 5, 2016	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 5, 2016	/s/ David J. Oddo
David J. Oddo
Senior Vice President, Finance and Interim Co-Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2016	/s/ Jeffrey T. Cabot
Jeffrey T. Cabot
Senior Vice President, Controller and Interim Co-Chief Financial Officer (Principal Accounting Officer)