Form 10-Q
period 2016-09-29
National CineMedia, Inc.
filed 2016-11-08
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2016

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

As of November 2, 2016, 62,401,177 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	September 29, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5.6	$31.7
Short-term marketable securities	32.8	13.2
Receivables, net of allowance of $6.2 and $5.6, respectively	130.9	148.9
Prepaid expenses	3.3	2.8
Income tax receivable	2.5	2.5
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.7	0.3
Total current assets	180.0	203.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.5 and $64.1, respectively	28.1	25.1
Intangible assets, net of accumulated amortization of $112.0 and $91.9, respectively	567.7	566.7
Deferred tax assets	216.6	217.1
Long-term notes receivable, net of current portion - founding members	12.5	12.5
Other investments	6.8	5.4
Long-term marketable securities	15.6	40.5
Debt issuance costs, net	2.0	2.3
Other assets	0.5	0.5
Total non-current assets	849.8	870.1
TOTAL ASSETS	$1,029.8	$1,073.7
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$27.9	$35.5
Payable to founding members under tax receivable agreement	16.6	26.2
Accrued expenses	19.5	19.8
Accrued payroll and related expenses	11.1	18.1
Accounts payable	14.1	14.9
Deferred revenue	15.4	10.2
Total current liabilities	104.6	124.7
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $11.1 and $10.6, respectively	911.9	925.4
Deferred tax liability	48.3	50.1
Income tax payable	2.0	4.9
Payable to founding members under tax receivable agreement	144.3	140.3
Total non-current liabilities	1,106.5	1,120.7
Total liabilities	1,211.1	1,245.4
COMMITMENTS AND CONTINGENCIES (NOTE 7)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 59,853,806 and 59,239,154 issued and outstanding, respectively	0.6	0.6
Additional paid in capital/(deficit)	(211.5)	(221.5)
Retained earnings (distributions in excess of earnings)	(216.4)	(186.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(427.3)	(407.0)
Noncontrolling interests	246.0	235.3
Total equity/(deficit)	(181.3)	(171.7)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,029.8	$1,073.7

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
REVENUE (including revenue from founding members of $7.6, $6.5, $22.1 and $23.2, respectively)	$113.5	$111.7	$305.1	$310.1
OPERATING EXPENSES:
Advertising operating costs	7.5	7.8	20.8	21.9
Network costs	4.1	4.3	12.9	13.0
Theatre access fees—founding members	19.2	17.6	56.8	54.0
Selling and marketing costs	16.8	16.9	54.5	49.9
Merger termination fee and related merger costs	—	—	—	34.3
Administrative and other costs	8.6	9.3	32.9	26.3
Depreciation and amortization	8.9	8.0	26.5	24.2
Total	65.1	63.9	204.4	223.6
OPERATING INCOME	48.4	47.8	100.7	86.5
NON-OPERATING EXPENSES:
Interest on borrowings	14.3	13.0	41.2	39.2
Interest income	(0.3)	(0.5)	(1.3)	(1.4)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.4	3.5	10.4	10.6
Amortization of terminated derivatives	—	—	—	1.6
Loss on early retirement of debt	10.4	—	10.4	—
Other non-operating expense	—	0.1	—	0.2
Total	27.8	16.1	60.7	50.2
INCOME BEFORE INCOME TAXES	20.6	31.7	40.0	36.3
Income tax (benefit) expense	(1.1)	4.8	1.3	6.3
CONSOLIDATED NET INCOME	21.7	26.9	38.7	30.0
Less: Net income attributable to noncontrolling interests	13.5	19.2	28.0	21.2
NET INCOME ATTRIBUTABLE TO NCM, INC.	$8.2	$7.7	$10.7	$8.8

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.14	$0.13	$0.18	$0.15
Diluted	$0.13	$0.13	$0.18	$0.15
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,846,496	59,014,887	59,763,012	58,959,381
Diluted	60,878,806	59,625,214	60,479,977	59,452,580

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
CONSOLIDATED NET INCOME, NET OF TAX OF ($1.1), $4.8, $1.3 AND $6.3, RESPECTIVELY	$21.7	$26.9	$38.7	$30.0
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.0, $0.0, $0.0 and $0.3, respectively	—	—	—	1.3
CONSOLIDATED COMPREHENSIVE INCOME	21.7	26.9	38.7	31.3
Less: Comprehensive income attributable to noncontrolling interests	13.5	19.2	28.0	22.1
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$8.2	$7.7	$10.7	$9.2

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 29, 2016	October 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$38.7	30.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	3.8	5.7
Depreciation and amortization	26.5	24.2
Non-cash share-based compensation	13.7	9.7
Excess tax benefit from share-based compensation	—	(0.1)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.4	10.6
Impairment on investment	0.7	—
Amortization of terminated derivatives	—	1.6
Amortization of debt issuance costs	2.0	1.9
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	10.4	—
Reversal of income tax contingency reserve	(2.9)	—
Other	(0.1)	0.7
Changes in operating assets and liabilities:
Receivables, net	16.0	(9.2)
Accounts payable and accrued expenses	(7.9)	3.9
Amounts due to founding members	(0.7)	0.5
Payment to founding members under tax receivable agreement	(23.5)	(17.2)
Deferred revenue	5.1	0.2
Income taxes and other	(1.3)	(0.6)
Net cash provided by operating activities	90.9	61.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9.0)	(8.0)
Purchases of marketable securities	(45.0)	(57.6)
Proceeds from sale and maturities of marketable securities	50.5	66.5
Purchases of intangible assets from network affiliates	(1.6)	(2.0)
Net cash used in investing activities	(5.1)	(1.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(41.4)	(39.4)
Proceeds from borrowings under the revolving credit facility	105.0	166.0
Repayments of borrowings under the revolving credit facility	(168.0)	(122.0)
Proceeds from issuance of Senior Notes due 2026	250.0	—
Redemption of Senior Notes due 2021	(207.9)	—
Payment of debt issuance costs	(4.7)	—
Founding member integration payments	1.7	1.9
Distributions to founding members	(42.2)	(58.0)
Excess tax benefit from share-based compensation	—	0.1
Proceeds from stock option exercises	0.4	1.2
Repurchase of stock for restricted stock tax withholding	(4.8)	(1.3)
Net cash used in financing activities	(111.9)	(51.5)
CHANGE IN CASH AND CASH EQUIVALENTS	(26.1)	9.3
Cash and cash equivalents at beginning of period	31.7	13.4
Cash and cash equivalents at end of period	$5.6	$22.7

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 29, 2016	October 1, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$21.1	$31.4
Accrued distributions to founding members	$25.3	$24.7
(Decrease) increase in dividends not requiring cash in the period	$(0.4)	$1.1
Write-off of property and equipment included in accrued expenses	$—	$(0.3)
Increase in cost and equity method investments	$2.0	$1.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.0	$35.2
Cash paid for income taxes, net of refunds	$0.5	$0.2

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings	Accumulated
				Paid in	(Distribution	Other
		Common Stock		Capital	in Excess of	Comprehensive	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Loss	Interest
Balance—December 31, 2015	$(171.7)	59,239,154	$0.6	$(221.5)	$(186.1)	$—	$235.3
Distributions to founding members	(35.2)	—	—	—	—	—	(35.2)
NCM LLC equity issued for purchase of intangible asset	21.1	—	—	9.2	—	—	11.9
Income tax and other impacts of NCM LLC ownership changes	(2.8)	—	—	(4.2)	—	—	1.4
Comprehensive income, net of tax	38.7	—	—	—	10.7		28.0
Share-based compensation issued	(4.4)	614,652	—	(4.4)	—	—	—
Share-based compensation expense/capitalized	14.0	—	—	9.4	—	—	4.6
Cash dividends declared $0.66 per share	(41.0)	—	—	—	(41.0)	—	—
Balance—September 29, 2016	$(181.3)	59,853,806	$0.6	$(211.5)	$(216.4)	$—	$246.0

Balance—January 1, 2015	$(208.7)	58,750,926	$0.6	$(261.0)	$(147.4)	$(0.4)	$199.5
Distributions to founding members	(49.8)						(49.8)
NCM LLC equity issued for purchase of intangible asset	31.4	—	—	14.1	—	—	17.3
Income tax and other impacts of NCM LLC ownership changes	(1.7)	—	—	(4.6)	—	—	2.9
Comprehensive income, net of tax	31.3	—	—	—	8.8	0.4	22.1
Share-based compensation issued	(0.1)	267,941	—	(0.1)	—	—	—
Share-based compensation expense/capitalized	9.9	—	—	6.8	—	—	3.1
Excess tax benefit from share- based compensation	(0.1)	—	—	(0.1)	—	—	—
Cash dividends declared $0.66 per share	(40.5)	—	—	—	(40.5)	—	—
Balance—October 1, 2015	$(228.3)	59,018,867	$0.6	$(244.9)	$(179.1)	$—	$195.1

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc. (“AMC”), wholly owned subsidiaries of AMC Entertainment, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  AMC, Regal and Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theatre network in North America, allowing NCM LLC to sell advertising (the “Services”) under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 20 years remaining as of September 29, 2016) and certain third-party theatre circuits (known as “network affiliates”) under long-term network affiliate agreements, which have terms from three to twenty years.

As of September 29, 2016, NCM LLC had 137,174,139 common membership units outstanding, of which 59,853,806 (43.6%) were owned by NCM, Inc., 27,072,701 (19.8%) were owned by Regal, 26,384,644 (19.2%) were owned by Cinemark and 23,862,988 (17.4%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

Concentration of Credit Risk and Significant Customers— Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of September 29, 2016 and December 31, 2015, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended September 29, 2016 and October 1, 2015, there were no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The Company has not granted stock options since 2012.  In 2015 and 2016, the restricted stock grants for Company officers vest upon the achievement of Company performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, 15,492, 4,378, 909,322 and 258,839 shares of restricted stock and restricted stock units vested, respectively.  During the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, 7,078, 4,135, 30,528 and 94,540 stock options were exercised at a weighted average exercise price of $12.86, $12.06, $12.98 and $12.18 per share, respectively.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended
	September 29, 2016	October 1, 2015
Net income attributable to NCM, Inc.	$10.7	$8.8
NCM LLC equity issued for purchase of intangible asset	9.2	14.1
Income tax and other impacts of subsidiary ownership changes	(4.2)	(4.6)
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$15.7	$18.3

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

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis.  The Company is currently assessing the impact of ASU 2016-01 on the unaudited Condensed Consolidated Financial Statements or notes thereto.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.

In March 2016, the FASB issued Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years with early adoption permitted and is to be adopted on a prospective basis. The adoption of ASU 2016-07 is not expected to have a material effect on the unaudited Condensed Consolidated Financial Statements or notes thereto.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is to be adopted on a modified retrospective basis. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.

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

	Three Months Ended		Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Net income attributable to NCM, Inc. (in millions)	$8.2	$7.7	$10.7	$8.8
Weighted average shares outstanding:
Basic	59,846,496	59,014,887	59,763,012	58,959,381
Add: Dilutive effect of stock options and restricted stock	1,032,310	610,327	716,965	493,199
Diluted	60,878,806	59,625,214	60,479,977	59,452,580
Income per NCM, Inc. share:
Basic	$0.14	$0.13	$0.18	$0.15
Diluted	$0.13	$0.13	$0.18	$0.15

The effect of 77,320,333, 71,704,494, 76,920,803 and 71,110,836 exchangeable NCM LLC common units held by the founding members for the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in NCM, Inc. dividends.  In addition, there were 11,801, 10,293, 26,387 and 50,021 stock options and non-vested (restricted) shares for the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, respectively, excluded from the calculation as they were antidilutive.

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

In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theatres, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.  If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theatres, the founding members may elect to receive common membership units related to those encumbered theatres in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). During the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, the Company recorded a reduction to net intangible assets of $0.7 million, $0.7 million, $1.5 million and $1.8 million, respectively, related to integration payments due from AMC and Cinemark related to their acquisitions of theatres from Rave Cinemas that are encumbered by an existing on-screen advertising agreement with an alternative provider.  During the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, AMC and Cinemark paid a total of $0.7 million, $0.8 million, $1.7 million and $1.9 million, respectively, in integration payments.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

•

Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theatres or sale or closure of theatres that are operated by each founding member and included in NCM LLC’s network.

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Consolidated Statements of Income:	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$7.5	$6.4	$21.8	$23.0
Advertising inventory revenue (included in advertising revenue) (2)	0.1	0.1	0.3	0.2
Operating expenses:
Theatre access fee (3)	19.2	17.6	56.8	54.0
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (4)	0.4	0.4	1.2	0.9
Purchase of movie tickets and concession products and rental of theatre space (included in other administrative costs)	—	—	0.1	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.2	0.2	0.6	0.7

(1)

For the nine months ended September 29, 2016 and the three months ended October 1, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.  For the first six months of 2015, all of the founding members purchased 60 seconds of on-screen advertising time.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Consolidated Balance Sheets:	September 29, 2016	December 31, 2015
Purchase of movie tickets and concession products (included in prepaid expenses)	0.3	—
Current portion of notes receivable - founding members (1)	4.2	4.2
Long-term portion of notes receivable - founding members (1)	12.5	12.5
Interest receivable on notes receivable (included in other current assets) (1)	0.6	—
Common unit adjustments and integration payments, net of amortization (included in intangible assets) (2)	537.1	535.9
Current payable to founding members under tax receivable agreement (3)	16.6	26.2
Long-term payable to founding members under tax receivable agreement (3)	144.3	140.3

(1)	Refer to the discussion of notes receivable from the founding members above.
(2)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.
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

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended September 29, 2016 and October 1, 2015 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
AMC	$7.8	$6.8	$11.3	$13.7
Cinemark	8.6	8.8	11.8	17.8
Regal	8.9	9.1	12.1	18.3
Total founding members	25.3	24.7	35.2	49.8
NCM, Inc.	19.6	20.4	26.6	41.1
Total	$44.9	$45.1	$61.8	$90.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by NCM LLC to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015.  Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016.  The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 29, 2016 of $25.3 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of September 29, 2016 and will be made in the fourth quarter of 2016.  The distributions to NCM, Inc. are eliminated in consolidation.

Amounts due to founding members as of September 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.2	$0.8	$1.3	$3.3
Cost and other reimbursement	(0.4)	(0.2)	(0.1)	(0.7)
Distributions payable to founding members	7.8	8.6	8.9	25.3
Total amounts due to founding members	$8.6	$9.2	$10.1	$27.9

Amounts due to founding members as of December 31, 2015 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues	$1.8	$1.0	$1.5	$4.3
Cost and other reimbursement	(0.9)	(0.3)	—	(1.2)
Distributions payable to founding members	10.2	10.9	11.3	32.4
Total amounts due to founding members	$11.1	$11.6	$12.8	$35.5

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.   The Company’s investment in AC JV, LLC was $1.2 million and $1.2 million as of September 29, 2016 and December 31, 2015, respectively.

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

NCM LLC has an agreement with LA Live, an affiliate of The Anschutz Corporation.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, there was approximately $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of September 29, 2016 and December 31, 2015, respectively.

Other Transactions—NCM LLC had an agreement with an interactive media company to sell some of its online inventory.  One of NCM, Inc.’s directors is also a director of this media company. There was approximately $0.0 million and $0.3 million of accounts receivable due from this company as of September 29, 2016 and December 31, 2015, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s FirstLook pre-show.  During the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, NCM LLC recorded approximately $0.5 million, $0.3 million, $1.3 million and $1.2 million, respectively, in revenue from AEG Live.  As of September 29, 2016 and December 31, 2015, NCM LLC had approximately $0.5 million and $0.4 million, respectively, of accounts receivable from AEG Live.

5.  BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of September 29, 2016 and December 31, 2015 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 29, 2016	December 31, 2015	Maturity Date	Interest Rate
Revolving credit facility	$3.0	$66.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior unsecured notes due 2021	—	200.0	July 15, 2021	7.875%
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	—	August 15, 2026	5.750%
Total borrowings	$923.0	$936.0
Less: debt issuance costs related to term loans and senior notes	(11.1)	(10.6)
Carrying value of long-term debt	$911.9	$925.4

(1)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility—As of September 29, 2016, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, NCM LLC entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $40.0 million from $135.0 million to $175.0 million.

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of September 29, 2016, NCM LLC’s total availability under the $175.0 million revolving credit facility was $172.0 million.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).  The weighted-average interest rate on the outstanding balance on the revolving credit facility as of September 29, 2016 was 3.79%.

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of September 29, 2016 was 3.28%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of September 29, 2016, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants.  As of September 29, 2016, NCM LLC’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Unsecured Notes due 2021— On September 19, 2016, NCM LLC redeemed its $200.0 million 7.875% Senior Unsecured Notes (“Notes due 2021”) at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest.  As a result of the redemption, NCM LLC wrote-off approximately $2.5 million in unamortized debt issuance costs and paid a redemption premium of approximately $7.9 million, which are reflected in the loss on early retirement of debt on the Condensed Consolidated Statements of Income during the three and nine months ended September 29, 2016.

Senior Secured Notes due 2022—On July 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.000% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012.  The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility.

NCM LLC may redeem all or any portion of the Notes due 2022 prior to April 15, 2017, at once or over time, at 100% of the principal amount plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. NCM LLC may redeem all or any portion of the Notes due 2022, at once or over time, on or after April 15, 2017 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to April 15, 2015, NCM LLC may on any one or more occasions redeem up to 35% of the original aggregate principal amount of Notes due 2022 from the net proceeds of certain equity offerings at a redemption price equal to 106.00% of the principal amount of the Notes due 2022 redeemed, plus accrued and unpaid interest, if any, to the redemption date.  Upon the occurrence of a Change of Control (as defined in the Indenture), NCM LLC will be required to make an offer to each holder of Notes due 2022 to repurchase all of such holder’s Notes due 2022 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2022 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio.  NCM LLC was in compliance with these non-maintenance covenants as of September 29, 2016.

Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”).  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility.  The Notes due 2026 will rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2022, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that NCM LLC may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  NCM LLC does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that NCM LLC may form or acquire in the future except in very limited circumstances.

NCM LLC may redeem all or any portion of the Notes due 2026 prior to August 15, 2021, at once or over time, at 100% of the principal amount plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. NCM LLC may redeem all or any portion of the Notes due 2026, at once or over time, on or after August 15, 2021 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to August 15, 2019, NCM LLC may on any one or more occasions redeem up to 35% of the original aggregate principal amount of Notes due 2026 from the net proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the Notes due 2026 redeemed, plus accrued and unpaid interest, if any, to the redemption date.  Upon the occurrence of a Change of Control (as defined in the indenture), NCM LLC will be required to make an offer to each holder of Notes due 2026 to repurchase all of such holder’s Notes due 2026 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2026 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. NCM LLC was in compliance with these non-maintenance covenants as of September 29, 2016.

On October 3, 2016, NCM LLC filed a registration statement with the Securities and Exchange Commission (the “Commission”), pursuant to which NCM LLC offered to exchange the Notes due 2026 for substantially identical notes registered under the Securities Act of 1933, as amended, that do not contain terms restricting the transfer thereof or providing for registration rights.  The registration statement was declared effective by the Commission on October 11, 2016.  After the exchange offer expires on November 8, 2016, all of the original Notes due 2026 will be exchanged.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the unaudited Condensed Consolidated Financial Statements.  The total amount of unrecognized tax benefits as of September 29, 2016 and December 31, 2015, was $1.6 million and $3.9 million, respectively, excluding accrued interest and penalties, which if recognized would affect the effective tax rate.  The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the unaudited Condensed Consolidated Statements of Income and records the liability in income taxes payable in the unaudited Condensed Consolidated Balance Sheets.  The Company recognized $0.0 million, $0.0 million, $0.1 million and $0.0 million interest and penalties during the three months ended September 29, 2016 and October 1, 2015 and the nine months ended September 29, 2016 and October 1, 2015, respectively. The Company has accrued $0.4 million and $1.0 million for the payment of interest and penalties as of September 29, 2016 and December 31, 2015, respectively.

During the three months ended September 29, 2016, the Company reversed approximately $2.9 million of its contingency reserve ($2.3 million of unrecognized tax benefits and $0.6 million of accrued interest and penalties) because the statute of limitations expired.  It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $1.3 million during the next twelve months due to the expiration of certain statutes of limitations.

7.  COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theatre chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  The amount and term varies for each network affiliate, but terms range from three to twenty years, prior to any renewal periods of which some are at the option of the Company.  As of September 29, 2016, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $40.2 million over the remaining terms of the network affiliate agreements, which calculation does not include any potential future extensions.  As of September 29, 2016 and December 31, 2015, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the network affiliate.

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

Other investments consisted of the following (in millions):

	As of
	September 29, 2016	December 31, 2015
Investment in AC JV, LLC (1)	$1.2	$1.2
Other investments (2)	5.6	4.2
Total	$6.8	$5.4

(1)	Refer to Note 4—Related Party Transactions.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the nine months ended September 29, 2016, the Company recorded an other-than-temporary impairment charge of $0.7 million on one of its investments which brought the investment to a remaining value of $0.0 million.  The fair value of the other investments has not been estimated as of September 29, 2016 and December 31, 2015 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of those investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of September 29, 2016 and December 31, 2015, the Company had notes receivable totaling $16.7 million and $16.7 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 29, 2016		As of December 31, 2015
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$270.7	$270.0	$269.3
Senior unsecured notes due 2021	—	—	200.0	208.4
Senior secured notes due 2022	400.0	418.0	400.0	414.5
Senior unsecured notes due 2026	250.0	259.2	—	—

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

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$2.6	$0.1	$2.5	$—
Short-term marketable securities (2)	32.8	3.7	29.1	—
Long-term marketable securities (2)	15.6	12.6	3.0	—
Total assets	$51.0	$16.4	$34.6	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$6.4	$6.4	$—	$—
Short-term marketable securities (2)	13.2	9.5	3.7	—
Long-term marketable securities (2)	40.5	30.6	9.9	—
Total assets	$60.1	$46.5	$13.6	$—

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

(2)

Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended September 29, 2016 and October 1, 2015, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of September 29, 2016 and December 31, 2015, there were no gross unrealized losses related to individual securities that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 29, 2016 and December 31, 2015 were as follows:

	As of September 29, 2016
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$2.7	$2.7	0.5
Short-term U.S. government agency bonds	1.0	1.0	0.8
Short-term commercial paper:
Financial	10.6	10.6	0.4
Industrial	5.3	5.3	0.1
Utility	4.8	4.8	0.1
Short-term certificates of deposit	8.4	8.4	0.7
Total short-term marketable securities	32.8	32.8

Long-term U.S. government treasury bonds	1.2	1.2	1.1
Long-term municipal bonds	1.2	1.2	1.0
Long-term U.S. government agency bonds	10.1	10.2	3.0
Long-term certificates of deposit:
Financial	2.7	2.7	2.6
Industrial	0.3	0.3	1.1
Total long-term marketable securities	15.5	15.6
Total marketable securities	$48.3	$48.4

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

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of September 29, 2016 and December 31, 2015, the Company did not have any outstanding derivative assets or liabilities. A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of September 29, 2016, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the nine months ended September 29, 2016 and October 1, 2015 were as follows (in millions):

	Nine Months Ended
	September 29, 2016	October 1, 2015	Income Statement Location
Balance at beginning of period	$—	$(0.4)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	1.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	1.6
Noncontrolling interest on reclassifications	—	(0.9)
Tax effect on reclassifications	—	(0.3)
Balance at end of period	$—	$—

10.  SUBSEQUENT EVENT

On November 3, 2016, the Company declared a cash dividend of $0.22 per share (approximately $13.2 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 18, 2016 to be paid on December 2, 2016.

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

Overview

NCM LLC operates the largest digital in-theatre video advertising network in North America, through which it distributes national and local advertising that the Company has sold on theatre screens and video screens in theatre lobbies.  NCM LLC also sells theatre lobby promotions and online and mobile advertising that are displayed on its and other company websites and mobile sites and apps. Our revenue is principally derived from advertising distributed to NCM LLC’s founding member theatres in accordance with long-term ESAs (approximately 20 years remaining as of September 29, 2016) and to network affiliates in accordance with multi-year agreements, which expire at various dates through July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 18.4 years as of September 29, 2016. The ESAs with the founding members and network affiliate agreements grant NCM LLC exclusive rights in their theatres to sell advertising, subject to limited exceptions. Our advertising FirstLook pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theatre attendance is generated by theatres connected to our DCN (the remaining 375 screens receive advertisements on USB drives) and 100% of the FirstLook pre-show is projected on digital projectors (90% digital cinema projectors and 10% LCD projectors).

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

Summary Historical and Operating Data

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

	Three Months Ended		Nine Months Ended		% Change
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015	Q3 2016 to Q3 2015	YTD 2016 to YTD 2015
Revenue	$113.5	$111.7	$305.1	$310.1	1.6%	(1.6%)
Operating expenses:
Advertising	42.6	41.7	129.2	124.2	2.2%	4.0%
Network, administrative and unallocated costs	22.5	22.2	75.2	65.1	1.4%	15.5%
Merger termination fee and related merger costs (1)	—	—	—	34.3	0.0%	(100.0%)
Total operating expenses	65.1	63.9	204.4	223.6	1.9%	(8.6%)
Operating income	48.4	47.8	100.7	86.5	1.3%	16.4%
Non-operating expenses	27.8	16.1	60.7	50.2	72.7%	20.9%
Income tax expense	(1.1)	4.8	1.3	6.3	NM	(79.4%)
Net income attributable to noncontrolling interests	13.5	19.2	28.0	21.2	(29.7%)	32.1%
Net income attributable to NCM, Inc.	$8.2	$7.7	$10.7	$8.8	6.5%	21.6%

Net income per NCM, Inc. basic share	$0.14	$0.13	$0.18	$0.15	7.7%	20.0%
Net income per NCM, Inc. diluted share	$0.13	$0.13	$0.18	$0.15	0.0%	20.0%

Adjusted OIBDA	$60.9	$59.6	$144.3	$154.7	2.2%	(6.7%)
Adjusted OIBDA margin	53.7%	53.4%	47.3%	49.9%	0.3%	(2.6%)
Total theatre attendance (in millions) (2)	179.6	164.1	524.1	517.3	9.4%	1.3%

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

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs, the merger termination fee and related merger costs and Chief Executive Officer transition costs.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, or costs associated with the resignation of the Company’s former Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Operating income	$48.4	$47.8	$100.7	$86.5
Depreciation and amortization	8.9	8.0	26.5	24.2
OIBDA	$57.3	$55.8	$127.2	$110.7
Share-based compensation costs (1)	3.4	3.8	13.7	9.7
Merger termination fee and related merger costs (2)	—	—	—	34.3
CEO transition costs (3)	0.2	—	3.4	—
Adjusted OIBDA	$60.9	$59.6	$144.3	$154.7
Total revenue	$113.5	$111.7	$305.1	$310.1
Adjusted OIBDA margin	53.7%	53.4%	47.3%	49.9%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
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

Basis of Presentation

The results of operations data for the three and nine months ended September 29, 2016 and October 1, 2015 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Three Months Ended September 29, 2016 and October 1, 2015

Revenue. Total revenue increased 1.6%, from $111.7 million for the three months ended October 1, 2015 to $113.5 million for the three months ended September 29, 2016.  The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	September 29, 2016	October 1, 2015	Q3 2016 to Q3 2015	Q3 2016 to Q3 2015
National advertising revenue	$82.3	$79.3	$3.0	3.8%
Local and regional advertising revenue	23.7	26.0	(2.3)	(8.8%)
Founding member advertising revenue from beverage concessionaire agreements	7.5	6.4	1.1	17.2%
Total revenue	$113.5	$111.7	$1.8	1.6%

The following table shows data on theatre attendance and revenue per attendee for the three months ended September 29, 2016 and October 1, 2015:

	Three Months Ended		% Change
	September 29, 2016	October 1, 2015	Q3 2016 to Q3 2015
National advertising revenue per attendee	$0.458	$0.483	(5.2%)
Local and regional advertising revenue per attendee	$0.132	$0.158	(16.5%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.590	$0.642	(8.1%)
Total advertising revenue per attendee	$0.632	$0.681	(7.2%)
Total theatre attendance (in millions) (1)	179.6	164.1	9.4%

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $3.0 million, or 3.8%, increase in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 2.1% increase in national advertising CPMs (excluding beverage) in the third quarter of 2016, compared to the third quarter of 2015 and a $1.5 million increase in online, mobile and other revenue not included in the inventory measured by impressions sold or CPMs.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments and the scatter market in the third quarter of 2016, compared to the third quarter of 2015. These increases to revenue were partially offset by a 0.2% decrease in impressions sold, which resulted in a decrease in national inventory utilization, from 145.8% for the third quarter of 2015 to 132.5% for the third quarter of 2016 on a 9.4% increase in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

Local and regional advertising revenue. The $2.3 million, or 8.8%, decrease in local and regional advertising revenue was primarily driven by a decrease in revenue from contracts greater than $100,000, whereby they had a 27.3% decrease in contract volume and an 18.6% decrease in average contract value in the third quarter of 2016, compared to the third quarter of 2015. The decrease in revenue from contracts greater than $100,000 was driven by the absence of two contracts that were greater than $1 million in the third quarter of 2015.  This was partially offset by revenue from contracts less than $100,000 which increased 1.9% in average contract value and increased 1.7% in contract volume primarily related to expansion of our salesforce and diversification of our client base.

Founding member beverage revenue. The $1.1 million, or 17.2%, increase in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a 9.8% increase in founding member attendance and a 5.7% increase in beverage revenue CPMs in the third quarter of 2016, compared to the third quarter of 2015.  The 2016 beverage revenue CPM is based on the change in CPM during segment one of the FirstLook pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses increased $1.2 million, or 1.9%, from $63.9 million for the three months ended October 1, 2015 to $65.1 million for the three months ended September 29, 2016.  The following table shows the changes in operating expense for the three months ended September 29, 2016 and October 1, 2015 (in millions):

	Three Months Ended		$ Change	% Change
	September 29, 2016	October 1, 2015	Q3 2016 to Q3 2015	Q3 2016 to Q3 2015
Advertising operating costs	$7.5	$7.8	$(0.3)	(3.8%)
Network costs	4.1	4.3	(0.2)	(4.7%)
Theatre access fees—founding members	19.2	17.6	1.6	9.1%
Selling and marketing costs	16.8	16.9	(0.1)	(0.6%)
Administrative and other costs	8.6	9.3	(0.7)	(7.5%)
Depreciation and amortization	8.9	8.0	0.9	11.3%
Total operating expenses	$65.1	$63.9	$1.2	1.9%

Advertising operating costs. Advertising operating costs decreased $0.3 million, or 3.8%, from $7.8 million for the third quarter of 2015 to $7.5 million for the third quarter of 2016. The decrease was primarily due to a decrease in production costs, personnel related expenses and contract labor.

Network costs. Network costs decreased $0.2 million, or 4.7%, from $4.3 million for the third quarter of 2015 to $4.1 million for the third quarter of 2016.

Theatre access fees—founding members. Theatre access fees increased $1.6 million, or 9.1%, from $17.6 million for the third quarter of 2015 to $19.2 million for the third quarter of 2016.  The increase was due to a $1.0 million increase in the fee associated with founding member attendance and a $0.6 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment. The theatre access fees, based upon attendance increased $1.0 million due to a 9.8% increase in founding member attendance during the third quarter of 2016, compared to the third quarter of 2015.  The $0.6 million increase in digital screen fees increased $0.4 million related to an annual 5% rate increase specified in the ESAs and $0.2 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment.

Selling and marketing costs. Selling and marketing costs decreased $0.1 million, or 0.6%, from $16.9 million for the third quarter of 2015 to $16.8 million for the third quarter of 2016. This decrease was primarily due to a decrease of $0.5 million in personnel related expenses related primarily to lower bonus expense, partially offset by a $0.2 million increase in online publisher expense related to higher online and mobile revenue during the third quarter of 2016, compared to the third quarter of 2015 and a $0.2 million increase in marketing research expense.

Administrative and other costs. Administrative and other costs decreased $0.7 million, or 7.5%, from $9.3 million for the third quarter of 2015 to $8.6 million for the third quarter of 2016 due primarily to a $0.9 million decrease in personnel related expenses related primarily to lower bonus expense, partially offset by $0.2 million of CEO transition costs.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 11.3%, from $8.0 million for the third quarter of 2015 to $8.9 million for the third quarter of 2016. The increase was due to an increase in amortization expense of intangible assets related primarily to NCM LLC founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Non-operating expenses.  Total non-operating expenses increased $11.8 million, or 72.7%, from $16.1 million for the three months ended October 1, 2015 to $27.8 million for the three months ended September 29, 2016.  The following table shows the changes in non-operating expense for the three months ended September 29, 2016 and October 1, 2015 (in millions):

	Three Months Ended		$ Change	% Change
	September 29, 2016	October 1, 2015	Q3 2016 to Q3 2015	Q3 2016 to Q3 2015
Interest on borrowings	$14.3	$13.0	$1.3	10.0%
Interest income	(0.3)	(0.5)	0.2	(40.0%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.4	3.5	(0.1)	(2.9%)
Loss on early retirement of debt	10.4	—	10.4	100.0%
Other non-operating expense	—	0.1	(0.1)	(100.0%)
Total non-operating expenses	$27.8	$16.1	$11.8	72.7%

The increase in non-operating expense was due primarily to a $10.4 million loss on early retirement of debt recorded in the third quarter of 2016 as a result of the redemption of our senior unsecured notes due 2021. The loss on early retirement of debt included an approximate $7.9 million redemption premium and the write-off of approximately $2.5 million in unamortized debt issuance costs. Interest on borrowings increased approximately $1.3 million during the third quarter of 2016, compared to the third quarter of 2015 due to the one-month period between the issuance of the Notes due 2026 in August 2016 and the redemption of the Notes due 2021 in September 2016, whereby interest was paid on both notes for one month.

Net Income. Net income increased $0.5 million from $7.7 million for the three months ended October 1, 2015 to $8.2 million for the three months ended September 29, 2016. The increase in net income was due to an increase in operating income of $0.6 million, as described above, a $5.7 million decrease in income attributable to noncontrolling interests  related to lower pre-tax income and a decrease in income tax expense of $5.9 million due primarily to a $2.9 million reversal of a reserve for uncertain tax positions as the statute of limitations expired during the third quarter of 2016, partially offset by an increase of $11.7 million in non-operating expense, as described further above.

Nine Months Ended September 29, 2016 and October 1, 2015

Revenue. Total revenue decreased 1.6%, from $310.1 million for the nine months ended October 1, 2015 to $305.1 million for the nine months ended September 29, 2016.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 29, 2016	October 1, 2015	YTD 2016 to YTD 2015	YTD 2016 to YTD 2015
National advertising revenue	$215.5	$218.2	$(2.7)	(1.2%)
Local and regional advertising revenue	67.8	68.9	(1.1)	(1.6%)
Founding member advertising revenue from beverage concessionaire agreements	21.8	23.0	(1.2)	(5.2%)
Total revenue	$305.1	$310.1	$(5.0)	(1.6%)

The following table shows data on theatre attendance and revenue per attendee for the nine months ended September 29, 2016 and October 1, 2015:

	Nine Months Ended		% Change
	September 29, 2016	October 1, 2015	YTD 2016 to YTD 2015
National advertising revenue per attendee	$0.411	$0.422	(2.6%)
Local and regional advertising revenue per attendee	$0.129	$0.133	(3.0%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.541	$0.555	(2.5%)
Total advertising revenue per attendee	$0.582	$0.599	(2.8%)
Total theatre attendance (in millions) (1)	524.1	517.3	1.3%

(1)

Represents the total attendance Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave and Cinemark Rave theatres for all periods presented.

National advertising revenue. The $2.7 million, or 1.2%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 9.7% decrease in impressions sold in the first nine months of 2016, compared to the first nine months of 2015, partially offset by a 5.4% increase in national advertising CPMs (excluding beverage) and a $8.0 million increase in online, mobile and other revenue not included in the inventory measured by impressions sold or CPMs.  The decrease in impressions sold was due primarily to lower content partner spending which declined approximately $5.8 million during the first nine months of 2016, compared to the first nine months of 2015. The decrease in impressions sold resulted in a decrease in national inventory utilization, from 127.0% for the first nine months of 2015 to 112.9% for the first nine months of 2016 on a 1.3% increase in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments in the first nine months of 2016, compared to the first nine months of 2015.

Local and regional advertising revenue. The $1.1 million, or 1.6%, decrease in local and regional advertising revenue was primarily driven by a decrease in revenue from contracts greater than $100,000, whereby they had a 2.4% decrease in contract volume and a 12.4% decrease in average contract value in the first nine months of 2016, compared to the first nine months of 2015. The decrease in revenue from contracts greater than $100,000 was driven by fewer contracts that were greater than $1 million.  This was partially offset by revenue from contracts less than $100,000 which increased 6.8% in contract volume primarily related to expansion of our salesforce and diversification of our client base.

Founding member beverage revenue. The $1.2 million, or 5.2%, decrease in national advertising revenue from NCM LLC’s founding members’ beverage concessionaire agreements was due to a decrease of $3.0 million related to one of NCM LLC’s founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015, partially offset by a 5.7% increase in beverage revenue CPMs and a 2.2% increase in founding member attendance during the first nine months of 2016, compared to the first nine months of 2015.  The 2016 beverage revenue CPM is based on the change in CPMs during segment one of the FirstLook pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses decreased $19.2 million, or 8.6%, from $223.6 million for the nine months ended October 1, 2015 to $204.4 million for the nine months ended September 29, 2016.  The following table shows the changes in operating expense for the nine months ended September 29, 2016 and October 1, 2015 (in millions):

	Nine Months Ended		$ Change	% Change
	September 29, 2016	October 1, 2015	YTD 2016 to YTD 2015	YTD 2016 to YTD 2015
Advertising operating costs	$20.8	$21.9	$(1.1)	(5.0%)
Network costs	12.9	13.0	(0.1)	(0.8%)
Theatre access fees—founding members	56.8	54.0	2.8	5.2%
Selling and marketing costs	54.5	49.9	4.6	9.2%
Administrative and other costs	32.9	26.3	6.6	25.1%
Depreciation and amortization	26.5	24.2	2.3	9.5%
Total operating expenses before the merger termination fee and related merger costs	204.4	189.3	15.1	8.0%
Merger termination fee and related merger costs	—	34.3	(34.3)	(100.0%)
Total operating expenses	$204.4	$223.6	$(19.2)	(8.6%)

Advertising operating costs. Advertising operating costs decreased $1.1 million, or 5.0%, from $21.9 million for the first nine months of 2015 to $20.8 million for the first nine months of 2016. This decrease was primarily the result of a $0.8 million decrease in affiliate advertising payments due to a 5.8%, or 211 screens, decrease in the number of average affiliate screens during the period primarily related to an acquisition of a network affiliate by a founding member in late 2015, whereby we are now paying theatre access fees.

Network costs. Network costs decreased $0.1 million, or 0.8%, from $13.0 million for the first nine months of 2015 to $12.9 million for the first nine months of 2016.

Theatre access fees—founding members. Theatre access fees increased $2.8 million, or 5.2%, from $54.0 million for the first nine months of 2015 to $56.8 million for the first nine months of 2016.  The increase was due to a $2.1 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment and a $0.7 million increase in the fee associated with founding member attendance. The $2.1 million increase in digital screen fees increased $1.1 million related to an annual 5% rate increase specified in the ESAs and $1.0 million from an increase in the number of founding member screens equipped with the higher quality digital cinema equipment. Theatre access fees based on attendance increased $0.7 million due to a 2.2% increase in founding member attendance during the first nine months of 2016, compared to the first nine months of 2015.

Selling and marketing costs. Selling and marketing costs increased $4.6 million, or 9.2%, from $49.9 million for the first nine months of 2015 to $54.5 million for the first nine months of 2016. This increase was primarily due to an increase of $1.3 million in personnel related expenses due primarily to higher salaries and non-cash share-based compensation expense.  Selling and marketing costs also increased due to a $0.9 million increase in online publisher expense related to higher online and mobile revenue, a $0.9 million increase in marketing research and event merchandising expenses and $0.7 million due to a non-cash impairment charge on an investment obtained in exchange for advertising services.

Administrative and other costs. Administrative and other costs increased $6.6 million, or 25.1%, from $26.3 million for the first nine months of 2015 to $32.9 million for the first nine months of 2016 due primarily to a $3.2 million increase in non-cash share-based compensation expense related primarily to expense associated with modifying equity awards pursuant to agreements with our former CEO and $3.4 million of CEO transition costs, which consisted primarily of severance and consulting costs to our former CEO.

Depreciation and amortization. Depreciation and amortization expense increased $2.3 million, or 9.5%, from $24.2 million for the first nine months of 2015 to $26.5 million for the first nine months of 2016. The increase was due to an increase in amortization expense of intangible assets related primarily to NCM LLC founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $34.3 million for the first nine months of 2015 due to the merger termination payment of approximately $26.8 million and approximately $7.5 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses.  Total non-operating expenses increased $10.5 million, or 20.9%, from $50.2 million for the nine months ended October 1, 2015 to $60.7 million for the nine months ended September 29, 2016.  The following table shows the changes in non-operating expense for the nine months ended September 29, 2016 and October 1, 2015 (in millions):

	Nine Months Ended		$ Change	% Change
	September 29, 2016	October 1, 2015	YTD 2016 to YTD 2015	YTD 2016 to YTD 2015
Interest on borrowings	$41.2	$39.2	$2.0	5.1%
Interest income	(1.3)	(1.4)	0.1	(7.1%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	10.4	10.6	(0.2)	(1.9%)
Amortization of terminated derivatives	—	1.6	(1.6)	(100.0%)
Loss on early retirement of debt	10.4	—	10.4	100.0%
Other non-operating expense	—	0.2	(0.2)	(100.0%)
Total non-operating expenses	$60.7	$50.2	$10.5	20.9%

The increase in non-operating expense was due primarily to a $10.4 million loss on early retirement of debt recorded in the third quarter of 2016 as a result of the redemption of our senior unsecured notes due in 2021. The loss on early retirement of debt included an approximate $7.9 million redemption premium and the write-off of approximately $2.5 million in unamortized debt issuance costs. The interest on borrowings increased approximately $2.0 million during the first nine months of 2016, compared to the first nine months of 2015 due to the one-month period between the issuance of the Notes due 2026 in August 2016 and the redemption of the Notes due 2021 in September 2016, whereby interest was paid on both notes for one month, as well as, a higher LIBOR rate on our term loans during the first nine months of 2016, compared to the first nine months of 2015. These increases in non-operating expenses were partially offset by a $1.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net Income. Net income increased $1.9 million from $8.8 million for the nine months ended October 1, 2015 to $10.7 million for the nine months ended September 29, 2016. The increase in net income was due to an increase in operating income of $14.2 million, as described above, and a decrease of $5.0 million in income tax expense due primarily to a $2.9 million reversal of a reserve for uncertain tax positions as the statute of limitations expired in the period, partially offset by an increase of $10.5 million in non-operating expense, as described above, and a $6.8 million increase in income attributable to noncontrolling interests.

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

The change in the number of screens in our network during the nine months ended September 29, 2016 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2015	16,981	3,380	20,361
(Lost) new affiliates (1)	—	(41)	(41)
Openings, net of closures	56	76	132
Balance as of September 29, 2016	17,037	3,415	20,452

(1)

During the first nine months of 2016, the run-out provision in the contract with one of our affiliates that was acquired by a theatre circuit not in our network ended, resulting in 194 screens being removed from our network. These lost screens were partially offset by three new affiliates with 153 screens added during the first nine months of 2016.

We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage.  We have begun to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that we believe will provide a better product offering and should expand our overall national client base.  We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

In 2014, we experienced a decline of 16.4%, in national advertising CPMs (excluding beverage revenue) compared to the prior year due primarily to the increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and the implementation of more aggressive seasonal and volume pricing strategies that contributed to the expansion of our inventory utilization related to the addition of new client categories that traditionally buy their television advertising at lower CPMs.  After adjusting our pricing through 2014 to be more attractive to a broader number of potential clients, to compete more effectively with various forms of premium video advertising and reflect seasonal marketplace supply and demand characteristics, during 2015 and the first nine months of 2016, we experienced an increase year over year of 6.7% and 5.4%, respectively, in national advertising CPMs (excluding beverage revenue).  We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 98.8% to 128.3% over the last four years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Under the ESAs, up to 90 seconds of the FirstLook program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During the first six months of 2015, we sold 60 seconds to NCM LLC’s founding members. Beginning July 1, 2015, one of NCM LLC’s founding members reduced their beverage advertising from 60 seconds to 30 seconds. We have the right to sell the remaining 30 second unit to other clients. The other founding members’ current long-term contracts with their beverage suppliers require 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the FirstLook pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.  Due to a 5.7% increase in segment one CPMs in 2015, the CPM on our beverage concessionaire revenue increased during the first nine months of 2016 by 5.7% and the remainder of 2016 will increase by an equivalent percentage.

In consideration for NCM LLC’s access to NCM LLC’s founding members’ theatre attendees for on-screen advertising and use of lobbies and other space within NCM LLC’s founding members’ theatres for the LEN and lobby promotions, NCM LLC’s founding members receive a monthly theatre access fee under the ESAs. The theatre access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theatre patron increases by 8% every five years, with the next increase taking effect for fiscal year 2017, and the payment per digital screen increases annually by 5%. The theatre access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Pursuant to the ESAs, the theatre access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 29, 2016, 95% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theatre access fee related to additional digital cinema installations within existing founding member theatres is expected to be minimal.

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

Trends and Uncertainties Related to Liquidity and Financial Performance

During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021. The remaining proceeds, after the payment of fees and the redemption premium were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and senior notes, we extended the average maturities of our debt and as of September 29, 2016 the weighted average remaining maturity was 6.0 years.  As of September 29, 2016, approximately 70% of our total borrowings bear interest at fixed rates.  The remaining 30% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings. Refer to Note 5—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

At times our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus certain cash items) has been less than our regular dividend payment.  Any deficit has been funded by NCM, Inc.’s cash and marketable securities balances.  As of September 29, 2016, these cash and marketable securities balances totaled $52.6 million (excluding NCM LLC). We intend to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with our intention to distribute over time a substantial portion of our free cash flow.  The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant.

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

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 43.6% as of September 29, 2016 compared to 43.8% at December 31, 2015 due primarily to the common unit adjustment described above, which has proportionally increased net income attributable to noncontrolling interests and decreased net income attributable to NCM, Inc.

In July 2016, AMC entered into an amended and restated merger agreement with a large motion picture exhibitor, Carmike Cinemas, Inc. (“Carmike”) pursuant to which AMC would acquire all of the outstanding shares of Carmike. The merger is subject to customary closing conditions, including regulatory approval and approval by Carmike’s shareholders. As of June 30, 2016, Carmike held membership units representing approximately 18% of the total issued and outstanding membership units of another cinema advertising provider and Carmike has a long-term agreement with the cinema advertising provider for them to be their exclusive provider of on-screen advertising services.

If the merger closes, then the on-screen advertising agreement with the alternative provider may or may not remain in effect with respect to the acquired Carmike theatres.  Under either circumstance, AMC may elect to receive NCM LLC common membership units related to the acquisition of those theatres. If AMC makes this election and the on-screen cinema advertising agreement with the alternative provider remains in effect then, AMC will be required to make integration payments, as described in Note 3 – Intangible Assets to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.  If this were to occur, we believe that, the effect on NCM, Inc.’s cash position would be relatively neutral in the near term as the integration payments would increase available cash distributions from NCM, LLC and approximately offset the impact of lower NCM, Inc. ownership in NCM LLC.  Further, we believe, it would have the effect of reducing NCM, Inc.’s net income and earnings per share (without consideration of any tax expense implications) due to the higher income attributable to noncontrolling interests.

Further, pursuant to NCM, Inc.’s Amended and Restated Certificate of Incorporation and NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended, members of NCM LLC, other than NCM, Inc., may choose to have common membership units redeemed, and NCM, Inc. may elect to redeem through either a cash payment or the issuance of shares of its common stock on a one-for-one basis.  If AMC were to redeem its common membership units for NCM, Inc. common stock, NCM, Inc.’s ownership would increase proportionally and the number of shares outstanding of NCM, Inc. common stock would increase. As this merger is subject to customary closing conditions, including regulatory approval and approval by Carmike’s shareholders, there is no certainty that the merger will close or what the ultimate outcome and impact on NCM LLC or NCM, Inc. will be.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 29, 2016	December 31, 2015	October 1, 2015	Q3 2016 to YE 2015	Q3 2016 to Q3 2015
Cash, cash equivalents and marketable securities (1)	$54.0	$85.4	$80.5	$(31.4)	$(26.5)
NCM LLC revolver availability (2)	172.0	69.0	69.0	103.0	103.0
Total liquidity	$226.0	$154.4	$149.5	$71.6	$76.5

(1)

Included in cash and cash equivalents as of September 29, 2016, December 31, 2015 and October 1, 2015, was $1.4 million, $3.0 million and $6.7 million, respectively, of cash held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)

The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of September 29, 2016 and $135.0 million as of December 31, 2015 and October 1, 2015.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 29, 2016	October 1, 2015
Operating cash flow	$90.9	$61.9
Investing cash flow	$(5.1)	$(1.1)
Financing cash flow	$(111.9)	$(51.5)

•

Operating Activities. The $29.0 million increase in cash provided by operating activities for the nine months ended September 29, 2016, compared to the nine months ended October 1, 2015 was due primarily to an increase in the change in accounts receivable of $25.2 million during the nine months ended September 29, 2016 compared to the nine months ended October 1, 2015 related to higher collections and an $8.7 million increase in consolidated net income, as described further above, partially offset by a $6.3 million higher payment to NCM LLC’s founding members under the tax receivable agreement.

•

Investing Activities. The $4.0 million increase in cash used in investing activities for the nine months ended September 29, 2016, compared to the nine months ended October 1, 2015 was due primarily to lower proceeds of marketable securities, net of purchases, of approximately $3.4 million.

•

Financing Activities. The $60.4 million increase in cash used in financing activities for the nine months ended September 29, 2016, compared to the nine months ended October 1, 2015 was due primarily to higher repayments, net of proceeds, under our revolving credit facility of $107.0 million, partially offset by $42.1 million of proceeds from the issuance of the Notes due 2026, net of the redemption of the Notes due 2021.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 29, 2016 were $52.6 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theatre attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the nine months ended September 29, 2016, net of the negative available cash generated in the first quarter of 2015 and netted against the second quarter of 2016 distribution, was approximately $61.8 million, of which approximately $26.6 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with NCM LLC’s founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on November 3, 2016 of $0.22 per share (approximately $13.2 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 18, 2016 to be paid on December 2, 2016. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the tax receivable agreement with NCM LLC’s founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors dependent on anticipated cash needs, overall financial condition, future prospects for earnings, available cash and cash flows, as well as other relevant factors.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2015 and incorporated by reference herein.  As of September 29, 2016, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the nine months ended September 29, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of September 29, 2016, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan.  A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.7 million for an annual period on the $3.0 million revolving credit balance and $270.0 million term loan outstanding as of September 29, 2016.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2015 and incorporated by reference herein.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure.  As of September 29, 2016, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 29, 2016 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 29, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2016 through July 28, 2016	—	$—	—	N/A
July 29, 2016 through September 1, 2016	5,679	$15.82	—	N/A
September 2, 2016 through September 29, 2016	—	$—	—	N/A

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit	Reference	Description

4.1	(1)	Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.
4.2	(2)	Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.1).
4.3	(3)	Registration Rights Agreement, dated as of August 19, 2016, by and between National CineMedia, LLC and J.P. Morgan Securities LLC, as representative of the Initial Purchasers named therein.
10.1	(4)	Employment Agreement dated August 11, 2016, between the Company and Katherine L. Scherping.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 19, 2016.
(2)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 19, 2016.
(3)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 19, 2016.
(4)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 11, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 8, 2016	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2016	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)