Form 10-Q
period 2017-09-28
National CineMedia, Inc.
filed 2017-11-07
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2017

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

As of November 2, 2017, 78,501,468 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	September 28, 2017	December 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30.4	$23.0
Short-term marketable securities	3.7	26.1
Receivables, net of allowance of $6.0 and $6.3, respectively	118.4	160.5
Prepaid expenses	4.1	3.1
Income tax receivable	0.4	2.4
Current portion of notes receivable - founding members	4.2	5.6
Other current assets	0.5	0.4
Total current assets	161.7	221.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $69.3 and $64.1, respectively	29.2	29.6
Intangible assets, net of accumulated amortization of $138.8 and $118.9, respectively	732.6	560.5
Deferred tax assets	199.0	209.1
Long-term notes receivable, net of current portion - founding members	8.3	8.3
Other investments	3.6	6.6
Long-term marketable securities	15.8	19.6
Debt issuance costs, net	1.4	1.9
Other assets	1.8	0.7
Total non-current assets	991.7	836.3
TOTAL ASSETS	$1,153.4	$1,057.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$24.0	$42.7
Payable to founding members under tax receivable agreement	15.9	18.4
Accrued expenses	22.4	19.6
Accrued payroll and related expenses	9.7	12.2
Accounts payable	14.0	17.4
Deferred revenue	5.7	10.3
Total current liabilities	91.7	120.6
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $9.2 and $10.7, respectively	910.8	924.3
Deferred tax liability	68.2	48.3
Income tax payable	0.4	2.0
Payable to founding members under tax receivable agreement	144.2	143.4
Total non-current liabilities	1,123.6	1,118.0
Total liabilities	1,215.3	1,238.6
COMMITMENTS AND CONTINGENCIES (NOTE 7)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 75,230,298 and 59,874,412 issued and outstanding, respectively	0.8	0.6
Additional paid in capital/(deficit)	(111.6)	(207.7)
Retained earnings (distributions in excess of earnings)	(250.5)	(215.6)
Total NCM, Inc. stockholders’ equity/(deficit)	(361.3)	(422.7)
Noncontrolling interests	299.4	241.5
Total equity/(deficit)	(61.9)	(181.2)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,153.4	$1,057.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
REVENUE (including revenue from founding members of $6.7, $7.6, $22.7 and $22.1, respectively)	$116.4	$113.5	$285.4	$305.1
OPERATING EXPENSES:
Advertising operating costs	8.9	7.5	21.4	20.8
Network costs	3.7	4.1	11.9	12.9
Theater access fees—founding members	18.1	19.2	57.4	56.8
Selling and marketing costs	17.2	16.8	54.2	54.5
Administrative and other costs	8.8	8.6	28.6	32.9
Depreciation and amortization	9.4	8.9	28.2	26.5
Total	66.1	65.1	201.7	204.4
OPERATING INCOME	50.3	48.4	83.7	100.7
NON-OPERATING EXPENSES:
Interest on borrowings	13.1	14.3	39.4	41.2
Interest income	(0.2)	(0.3)	(1.0)	(1.3)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.2	3.4	9.5	10.4
Loss on early retirement of debt	—	10.4	—	10.4
Other non-operating income	—	—	(0.1)	—
Total	16.1	27.8	47.8	60.7
INCOME BEFORE INCOME TAXES	34.2	20.6	35.9	40.0
Income tax expense (benefit)	2.3	(1.1)	2.6	1.3
CONSOLIDATED NET INCOME	31.9	21.7	33.3	38.7
Less: Net income attributable to noncontrolling interests	22.5	13.5	27.4	28.0
NET INCOME ATTRIBUTABLE TO NCM, INC.	$9.4	$8.2	$5.9	$10.7

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.15	$0.14	$0.10	$0.18
Diluted	$0.15	$0.13	$0.10	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	63,993,273	59,846,496	61,637,445	59,763,012
Diluted	64,281,581	60,878,806	62,074,577	60,479,977

Dividends declared per common share	$0.22	$0.22	$0.66	$0.66

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Nine Months Ended
	September 28, 2017	September 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$33.3	38.7
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	4.1	3.8
Depreciation and amortization	28.2	26.5
Non-cash share-based compensation	8.3	13.7
Accretion of interest on the discounted payable to founding members under tax receivable agreement	9.5	10.4
Impairment on investment	3.1	0.7
Amortization of debt issuance costs	2.0	2.0
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	—	10.4
Reversal of tax contingency reserve	(1.7)	(2.9)
Other	(0.2)	(0.1)
Changes in operating assets and liabilities:
Receivables, net	42.1	16.0
Accounts payable and accrued expenses	(1.7)	(7.9)
Amounts due to founding members	(0.4)	(0.7)
Payment to founding members under tax receivable agreement	(17.3)	(23.5)
Deferred revenue	(4.6)	5.1
Income taxes and other	(0.7)	(1.3)
Net cash provided by operating activities	104.0	90.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7.7)	(9.0)
Acquisition of a business	(0.2)	—
Purchases of marketable securities	(21.7)	(45.0)
Proceeds from sale and maturities of marketable securities	48.4	50.5
Purchases of intangible assets from network affiliates	(1.7)	(1.6)
Proceeds from notes receivable - founding members	1.4	—
Net cash provided by (used in) investing activities	18.5	(5.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(42.1)	(41.4)
Proceeds from borrowings under the revolving credit facility	60.0	105.0
Repayments of borrowings under the revolving credit facility	(75.0)	(168.0)
Proceeds from issuance of Senior Notes due 2026	—	250.0
Redemption of Senior Notes due 2021	—	(207.9)
Payment of debt issuance costs	—	(4.7)
Founding member integration and other encumbered theater payments	6.1	1.7
Distributions to founding members	(60.1)	(42.2)
Proceeds from stock option exercises	0.6	0.4
Repurchase of stock for restricted stock tax withholding	(4.6)	(4.8)
Net cash used in financing activities	(115.1)	(111.9)
CHANGE IN CASH AND CASH EQUIVALENTS	7.4	(26.1)
Cash and cash equivalents at beginning of period	23.0	31.7
Cash and cash equivalents at end of period	$30.4	$5.6

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 28, 2017	September 29, 2016
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$201.8	$21.1
Accrued distributions to founding members	$27.2	$25.3
Purchase of subsidiary equity with NCM, Inc. equity	$77.8	$—
Decrease in dividends not requiring cash in the period	$(1.3)	$(0.4)
Increase in cost and equity method investments	$—	$2.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$34.9	$38.0
Cash paid for income taxes, net of refunds	$1.5	$0.5

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings
				Paid in	(Distribution
		Common Stock		Capital	in Excess of	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Interest
Balance—December 31, 2015	$(171.7)	59,239,154	$0.6	$(221.5)	$(186.1)	$235.3
Distributions to founding members	(35.2)	—	—	—	—	(35.2)
NCM LLC equity issued for purchase of intangible asset	21.1	—	—	9.2	—	11.9
Income tax and other impacts of NCM LLC ownership changes	(2.8)	—	—	(4.2)	—	1.4
Comprehensive income, net of tax	38.7	—	—	—	10.7	28.0
Share-based compensation issued	(4.4)	614,652	—	(4.4)	—	—
Share-based compensation expense/capitalized	14.0	—	—	9.4	—	4.6
Cash dividends declared $0.66 per share	(41.0)	—	—	—	(41.0)	—
Balance— September 29, 2016	$(181.3)	59,853,806	$0.6	$(211.5)	$(216.4)	$246.0

Balance—December 29, 2016	$(181.2)	59,874,412	$0.6	$(207.7)	$(215.6)	$241.5
Distributions to founding members	(47.4)	—	—	—	—	(47.4)
NCM LLC equity issued for purchase of intangible asset	201.8	—	—	78.8	—	123.0
Income tax and other impacts of NCM LLC ownership changes	(32.2)	—	—	16.2	—	(48.4)
Issuance of shares	77.8	14,600,000	0.2	77.6	—	—
NCM, Inc. investment in NCM LLC	(77.8)	—	—	(77.8)	—	—
Comprehensive income, net of tax	33.3	—	—	—	5.9	27.4
Share-based compensation issued	(4.0)	755,886	—	(4.0)	—	—
Share-based compensation expense/capitalized	8.6	—	—	5.3	—	3.3
Cash dividends declared $0.66 per share	(40.8)	—	—	—	(40.8)	—
Balance—September 28, 2017	$(61.9)	75,230,298	$0.8	$(111.6)	$(250.5)	$299.4

See accompanying notes to Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 19 years remaining as of September 28, 2017) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.

As of September 28, 2017, NCM LLC had 154,069,410 common membership units outstanding, of which 75,230,298 (48.8%) were owned by NCM, Inc., 27,871,862 (18.1%) were owned by Cinemark, 27,574,620 (17.9%) were owned by Regal and 23,392,630 (15.2%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of September 28, 2017 and December 29, 2016, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended September 28, 2017 and September 29, 2016, the Company had no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The Company has not granted stock options since 2012.  In 2016 and 2017, the restricted stock grants for Company officers vest upon the achievement of Company performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three and nine months ended September 28, 2017 and September 29, 2016, 20,204, 15,492, 1,028,322 and 909,322 shares of restricted stock and restricted stock units vested, respectively.  During the three and nine months ended September 28, 2017 and three and nine months ended September 29, 2016, 0, 7,078, 58,450 and 30,528 stock options were exercised at a weighted average exercise price of $0, $12.86, $11.04 and $12.98 per share, respectively.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended
	September 28, 2017	September 29, 2016
Net income attributable to NCM, Inc.	$5.9	$10.7
NCM LLC equity issued for purchase of intangible asset	78.8	9.2
Income tax and other impacts of subsidiary ownership changes (1)	16.2	(4.2)
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$100.9	$15.7

(1)

Subsequent to the issuance of the December 29, 2016 financial statements, an error was identified to the recording of related party balances between the Company and NCM LLC. As of September 28, 2017, the Company recorded an increase of approximately $3.6 million to its additional paid in capital balance and recorded an equivalent reduction to its noncontrolling interests equity balance related to the correction of out of period errors.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company expects to adopt this guidance using the modified retrospective transition method during the first quarter of 2018. The Company expects to identify the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. ASU 2014-09 will impact the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. The Company currently recognizes revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. Under the new guidance, the Company expects to recognize revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The Company has evaluated ASU 2014-09 and does not expect the effect of adopting this guidance to be material to the unaudited Condensed Consolidated Financial Statements, however, the Company does expect additional disclosures in its notes to the unaudited Condensed Consolidated Financial Statements. The Company intends to design and implement changes to certain processes and internal controls related to its adoption of ASU 2014-09.

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

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

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

	Three Months Ended		Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
Net income attributable to NCM, Inc. (in millions)	$9.4	$8.2	$5.9	$10.7
Weighted average shares outstanding:
Basic	63,993,273	59,846,496	61,637,445	59,763,012
Add: Dilutive effect of stock options and restricted stock	288,308	1,032,310	437,132	716,965
Diluted	64,281,581	60,878,806	62,074,577	60,479,977
Income per NCM, Inc. share:
Basic	$0.15	$0.14	$0.10	$0.18
Diluted	$0.15	$0.13	$0.10	$0.18

The effect of 90,069,881, 77,320,333, 87,769,713 and 76,920,803 weighted average exchangeable NCM LLC common units held by the founding members for the three and nine months ended September 28, 2017 and September 29, 2016, respectively, have been excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in dividends paid on NCM, Inc’s common stock.  In addition, there were 935,912, 11,801, 433,224 and 26,387 stock options and non-vested (restricted) shares for the three and nine months ended September 28, 2017 and September 29, 2016, respectively, excluded from the calculation as they were antidilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three and nine months ended September 28, 2017 and September 29, 2016, the Company recorded a reduction to net intangible assets of $6.9 million, $0.7 million, $11.6 million and $1.5 million, respectively, related to integration and other encumbered theater payments. These payments received from AMC related to their acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related to their acquisition of theaters from Rave Cinemas. During the three and nine months ended September 28, 2017 and September 29, 2016, AMC and Cinemark paid a total of $4.6 million, $0.7 million, $6.1 million and $1.7 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

4.  RELATED PARTY TRANSACTIONS

Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members. They include the following:

•

ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the lobby entertainment network (“LEN”) and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to NCM LLC’s founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Consolidated Statements of Income:	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$6.7	$7.5	$22.7	$21.8
Advertising inventory revenue (included in advertising revenue) (2)	—	0.1	—	0.3
Operating expenses:
Theater access fee (3)	18.1	19.2	57.4	56.8
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	0.4	0.4	1.2	1.2
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs) (4)	—	—	0.1	—
Purchase of movie tickets and concession products and rental of theater space (included in administrative and other costs) (4)	—	—	—	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.2	0.2	0.5	0.6

(1)

For the nine months ended September 28, 2017 and September 29, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.

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

	As of
Included in the Condensed Consolidated Balance Sheets:	September 28, 2017	December 29, 2016
Current portion of notes receivable - founding members (1)	4.2	5.6
Long-term portion of notes receivable - founding members (1)	8.3	8.3
Interest receivable on notes receivable (included in other current assets) (1)	0.1	0.3
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (2)	702.2	529.9
Current payable to founding members under tax receivable agreement (3)	15.9	18.4
Long-term payable to founding members under tax receivable agreement (3)	144.2	143.4

(1)	Refer to the discussion of notes receivable from the founding members above.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	Refer to Note 3—Intangible Assets for further information on common unit adjustments and integration payments.
(3)

The Company paid the founding members $17.3 million in the second quarter of 2017 which was for the 2016 tax year. The Company paid the founding members $23.5 million in the first quarter of 2016, of which $2.7 million was net operating loss carrybacks for the 2013 year and $20.8 million was for the 2015 tax year.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended September 28, 2017 and September 29, 2016 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
AMC	$8.1	$7.8	$16.3	$11.3
Cinemark	9.6	8.6	15.6	11.8
Regal	9.5	8.9	15.5	12.1
Total founding members	27.2	25.3	47.4	35.2
NCM, Inc.	25.9	19.6	39.0	26.6
Total	$53.1	$44.9	$86.4	$61.8

    The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 28, 2017 of $27.2 million is included in amounts due to founding members on the unaudited Condensed Consolidated Balance Sheets as of September 28, 2017 and will be made in the fourth quarter of 2017.  The mandatory distributions to NCM, Inc. are eliminated in consolidation.

Amounts due to founding members as of September 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and encumbered theater payments	$1.2	$0.9	$1.3	$3.4
Distributions payable to founding members	8.1	9.6	9.5	27.2
Integration payments due from founding members	(6.2)	(0.3)	—	(6.5)
Cost and other reimbursement	(0.1)	—	—	(0.1)
Total amounts due to founding members	$3.0	$10.2	$10.8	$24.0

Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and encumbered theater payments	$1.6	$0.9	$1.4	$3.9
Distributions payable to founding members	12.3	13.6	14.0	39.9
Integration payments due from founding members	(0.7)	(0.3)	—	(1.0)
Cost and other reimbursement	—	(0.1)	—	(0.1)
Total amounts due to founding members	$13.2	$14.1	$15.4	$42.7

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Unit Membership Redemption—The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment equal to the market price of one share of NCM, Inc. common stock. During the third quarter of 2017, AMC exercised the redemption right of an aggregate 14.6 million common membership units for a like number of shares of NCM, Inc.’s common stock. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction whereby, the issuance of shares of NCM, Inc. common stock were offset by the purchase of NCM LLC’s (a subsidiary’s) equity within the Condensed Consolidated Statement of Equity. Further, no gain or loss was recognized in the Condensed Consolidated Statements of Income. AMC also exercised the redemption right of an aggregate 200,000 common membership units for a like number of shares of NCM, Inc.’s common stock in December 2015. During the three months ended September 28, 2017, 12.0 million of these shares were sold and as of September 28, 2017, 2.8 million of these shares remained outstanding. The Company did not receive any proceeds from the sale of its common stock by AMC. The 2.8 million shares were subsequently sold on September 29, 2017. During the three and nine months ended September 28, 2017 and September 29, 2016, AMC received cash dividends of approximately $0.0 million, $0.0 million, $0.1 million and $0.1 million on its shares of NCM, Inc. common stock. During the nine months ended September 28, 2017, the Company recorded a reduction to deferred tax assets of $2.4 million for its additional ownership interest in NCM LLC as a result of these redemptions to reflect the tax effective difference between the tax basis and the book basis, the majority of which will be amortized over a 15-year period for federal income tax purposes. In addition, the Company recorded a decrease of $1.1 million during the nine months ended September 28, 2017 in its long-term payable to founding members for the estimated payment to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that the Company expects to realize as a result of the deferred tax asset, which is recorded at its present value. The discount on this liability is a temporary difference that resulted in the reduction of $0.4 million to the deferred tax liability during the nine months ended September 28, 2017.

Memorandum of Understanding with AMC— Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of September 28, 2017, AMC owned 15.2% of NCM’s outstanding equity interests. AMC also agreed to reimburse the Company for its incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, its financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the nine months ended September 28, 2017, the Company incurred $1.3 million of these costs, of which $1.0 million was reimbursed through the “Amounts due to founding members” within the Condensed Consolidated Balance Sheets and the remaining $0.3 million is included in administrative costs within the Condensed Consolidated Income Statement.

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.   The Company’s investment in AC JV, LLC was $1.1 million and $1.0 million as of September 28, 2017 and December 29, 2016, respectively. Equity in earnings from AC JV, LLC for the three and nine months ended September 28, 2017 and September 29, 2016, were $0.0 million, $0.0 million, $0.1 million and $0.0 million, respectively, and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Affiliates—NCM LLC has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the three and nine months ended September 28, 2017 and September 29, 2016, there was $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of September 28, 2017 and December 29, 2016, respectively.

Other Transactions—NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in NCM LLC’s Noovie pre-show.  During the three and nine months ended September 28, 2017 and September 29, 2016, NCM LLC recorded approximately $0.4 million, $0.5 million $1.0 million and $1.3 million, respectively, in revenue from AEG Live.  As of September 28, 2017 and December 29, 2016, NCM LLC had approximately $0.1 million and $0.2 million, respectively, of accounts receivable from AEG Live.

5.  BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of September 28, 2017 and December 29, 2016 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 28, 2017	December 29, 2016	Maturity Date	Interest Rate
Revolving credit facility	$—	$15.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	$920.0	$935.0
Less: debt issuance costs related to term loans and senior notes	(9.2)	(10.7)
Carrying value of long-term debt	$910.8	$924.3

(1)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility—As of September 28, 2017, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, NCM LLC entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $40.0 million from $135.0 million to $175.0 million.

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of September 28, 2017, NCM LLC’s total availability under the $175.0 million revolving credit facility was $170.2 million, net of $4.8 million in letters of credit.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of September 28, 2017 was 4.0%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of September 28, 2017, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants.  As of September 28, 2017, NCM LLC’s consolidated net senior secured leverage ratio was 3.2 times (versus the covenant of 6.5 times).

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Senior Secured Notes due 2022—On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.000% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2012.  The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility. The Notes due 2022 contain certain non-maintenance covenants with which NCM LLC was in compliance as of September 28, 2017.

Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”).  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility.  The Notes due 2026 will rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2022, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that NCM LLC may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  NCM LLC does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that NCM LLC may form or acquire in the future except in very limited circumstances.  The Notes due 2026 contain certain non-maintenance covenants with which NCM LLC was in compliance as of September 28, 2017.

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

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the unaudited Condensed Consolidated Financial Statements.  The total amount of unrecognized tax benefits as of September 28, 2017 and December 29, 2016, was $0.3 million and $1.6 million, respectively, excluding accrued interest and penalties, which if recognized would affect the effective tax rate.  The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the unaudited Condensed Consolidated Statements of Income and records the liability in income taxes payable in the unaudited Condensed Consolidated Balance Sheets.  The Company recognized $0.0 million, $0.0 million $0.0 million and $0.1 million in interest and penalties during the three and nine months ended September 28, 2017 and September 29, 2016, respectively. The Company has accrued $0.0 million and $0.4 million for the payment of interest and penalties as of September 28, 2017 and December 29, 2016, respectively.

During the three  and nine months ended September 28, 2017, the Company reversed approximately $1.7 million of its contingency reserve ($1.3 million of unrecognized tax benefits and $0.4 million of accrued interest and penalties) because the statute of limitations expired.  It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months due to the expiration of certain statutes of limitations.

During the nine months ended September 28, 2017, the Company recorded a reduction to its deferred tax assets of approximately $35.0 million related to the tax effective difference between the tax basis and book basis of the intangible assets recorded for the extraordinary Common Unit Adjustment, as discussed further in Note 3 – Intangible Assets.  The Company recorded a deferred tax liability of approximately $15.8 million during the nine months ended September 28, 2017 related to imputed interest on the integration payments associated with the extraordinary Common Unit Adjustment.  These items also resulted in a net reduction to additional paid-in capital of approximately $50.8 million. Further, the Company’s deferred tax asset balance as of September 28, 2017, includes a tax basis note receivable of $27.4 million in connection with

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

the common membership unit redemption that occurred on September 7, 2017, as discussed further in Note 4 – Related Party Transactions.

7.  COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of September 28, 2017, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $84.3 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the nine months ended September 28, 2017 and September 29, 2016, the Company paid $0.1 million and $0.0 million, respectively, related to these minimum guarantees. For these periods, there are no other affiliate agreements with guaranteed minimums in excess of the revenue share arrangement.

Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this increase occurring for fiscal year 2017, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 28, 2017 and December 29, 2016, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Other investments consisted of the following (in millions):

	As of
	September 28, 2017	December 29, 2016
Investment in AC JV, LLC (1)	$1.1	$1.0
Other investments (2)	2.5	5.6
Total	$3.6	$6.6

(1)	Refer to Note 4—Related Party Transactions.
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

  During the three and nine months ended September 28, 2017 and September 29, 2016, the Company recorded other-than-temporary impairment charges of $0.0 million, $0.7 million, $3.1 million and $0.7 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee in the nine months ended September 28, 2017. These impairment charges brought the investments to a remaining fair value of $0.1 million. The fair value of the other investments has not been estimated as of September 28, 2017 and December 29, 2016 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of those investments and it is not practicable to do so because the equity securities are not in publicly traded companies. The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of September 28, 2017 and December 29, 2016, the Company had notes receivable totaling $12.5 million and $13.9 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 4—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 28, 2017		As of December 29, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$269.6	$270.0	$272.7
Notes due 2022	400.0	409.5	400.0	414.5
Notes due 2026	250.0	233.8	250.0	256.7

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$22.3	$22.3	$—	$—
Short-term marketable securities (2)	3.7	2.0	1.7	—
Long-term marketable securities (2)	15.8	13.7	2.1	—
Total assets	$41.8	$38.0	$3.8	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$5.3	$0.3	$5.0	$—
Short-term marketable securities (2)	26.1	5.2	20.9	—
Long-term marketable securities (2)	19.6	17.3	2.3	—
Total assets	$51.0	$22.8	$28.2	$—

(1)

Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value.  Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

(2)

Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended September 28, 2017 and September 29, 2016, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of September 28, 2017 and December 29, 2016, there was an inconsequential amount of gross unrealized losses related to individual securities of $1.4 million that had been in a continuous loss position for 12 months or longer.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 28, 2017 and December 29, 2016 were as follows:

	As of September 28, 2017
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government treasury bonds	$1.2	$1.2	0.1
Short-term U.S. government agency bonds	0.8	0.8	0.9
Short-term certificates of deposit	1.7	1.7	0.2
Total short-term marketable securities	3.7	3.7

Long-term municipal bonds	1.9	1.9	2.4
Long-term U.S. government agency bonds	11.9	11.8	2.5
Long-term financial certificates of deposit:	2.1	2.1	2.0
Total long-term marketable securities	15.9	15.8
Total marketable securities	$19.6	$19.5

	As of December 29, 2016
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government treasury bonds	$1.2	$1.2	0.8
Short-term municipal bonds	2.9	2.9	0.6
Short-term U.S. government agency bonds	1.0	1.0	0.5
Short-term commercial paper	13.0	13.0	0.1
Short-term certificates of deposit:
Financial	7.7	7.7	0.6
Industrial	0.3	0.3	0.9
Total short-term marketable securities	26.1	26.1

Long-term municipal bonds	1.9	1.8	2.7
Long-term U.S. government agency bonds	15.6	15.5	3.5
Long-term certificates of deposit	2.2	2.3	2.6
Total long-term marketable securities	19.7	19.6
Total marketable securities	$45.8	$45.7

(1)

Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

9.  SUBSEQUENT EVENT

On November 3, 2017, the Company declared a cash dividend of $0.22 per share (approximately $16.8 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 16, 2017 to be paid on December 1, 2017.

On October 20, 2017, AMC exercised its redemption right of an aggregate 1.0 million common membership units for a like number of shares of NCM, Inc.’s common stock which increased the Company’s ownership to 49.5%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained below and in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2016.  The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2016. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 19 years remaining as of September 28, 2017) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between March 5, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 17.1 years as of September 28, 2017. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (91% digital cinema projectors and 9% LCD projectors) as of September 28, 2017.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with officers to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local and regional advertising pricing (CPM), local and regional advertising rate per screen per week, national and local and regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA including integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Form 10-K filed with the SEC on February 24, 2017 for our fiscal year ended December 29, 2016.

Summary Historical and Operating Data

The following table presents operating data, OIBDA and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q3 2017	Q3 2016	YTD 2017	YTD 2016	Q3 2017 to Q3 2016	YTD 2017 to YTD 2016
Revenue	$116.4	$113.5	$285.4	$305.1	2.6%	(6.5%)
Operating expenses:
Advertising	43.3	42.6	130.8	129.2	1.6%	1.2%
Network, administrative and unallocated costs	22.8	22.5	70.9	75.2	1.3%	(5.7%)
Total operating expenses	66.1	65.1	201.7	204.4	1.5%	(1.3%)
Operating income	50.3	48.4	83.7	100.7	3.9%	(16.9%)
Non-operating expenses	16.1	27.8	47.8	60.7	(42.1%)	(21.3%)
Income tax expense	2.3	(1.1)	2.6	1.3	NM	100.0%
Net income attributable to noncontrolling interests	22.5	13.5	27.4	28.0	66.7%	(2.1%)
Net income attributable to NCM, Inc.	$9.4	$8.2	$5.9	$10.7	14.6%	(44.9%)

Net income per NCM, Inc. basic share	$0.15	$0.14	$0.10	$0.18	7.1%	(44.4%)
Net income per NCM, Inc. diluted share	$0.15	$0.13	$0.10	$0.18	15.4%	(44.4%)

OIBDA	$59.7	$57.3	$111.9	$127.2	4.2%	(12.0%)
Adjusted OIBDA	$62.6	$60.9	$122.5	$144.3	2.8%	(15.1%)
Adjusted OIBDA margin	53.8%	53.7%	42.9%	47.3%	0.1%	(4.4%)
Total theater attendance (in millions) (1)	150.6	179.6	492.1	524.1	(16.1%)	(6.1%)

NM = Not meaningful.
(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs, Chief Executive Officer transition costs and early lease termination expense.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the resignation of the Company’s former Chief Executive Officer or early lease termination costs. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2017	Q3 2016	YTD 2017	YTD 2016
Operating income	$50.3	$48.4	$83.7	$100.7
Depreciation and amortization	9.4	8.9	28.2	26.5
OIBDA	$59.7	$57.3	$111.9	$127.2
Share-based compensation costs (1)	2.8	3.4	8.3	13.7
CEO transition costs (2)	0.1	0.2	0.5	3.4
Early lease termination expense (3)	—	—	1.8	—
Adjusted OIBDA	$62.6	$60.9	$122.5	$144.3
Total revenue	$116.4	$113.5	$285.4	$305.1
Adjusted OIBDA margin	53.8%	53.7%	42.9%	47.3%

(1)

Share-based compensation costs are included in network operations, selling and marketing and administrative expense (YTD 2016 includes $2.3 million of expense associated with modifying the former CEO’s equity awards in the first nine months of 2016) in the accompanying unaudited Condensed Consolidated Financial Statements.

(2)	Chief Executive Officer transition costs represent severance, consulting and other costs.
(3)

Early lease termination expense represents an expense recorded upon the early termination of the lease of our corporate headquarters because the early termination payment made by the Company was reimbursed by the landlord of the new building.

Basis of Presentation

The results of operations data for the three and nine months ended September 28, 2017 (third quarter of 2017) and September 29, 2016 (third quarter of 2016) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

Third Quarter of 2017 and Third Quarter of 2016

Revenue. Total revenue increased 2.6%, from $113.5 million for the third quarter of 2016 to $116.4 million for the third quarter of 2017.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2017	Q3 2016	Q3 2017 to Q3 2016	Q3 2017 to Q3 2016
National advertising revenue	$84.5	$82.3	$2.2	2.7%
Local and regional advertising revenue	25.2	23.7	1.5	6.3%
Founding member advertising revenue from beverage concessionaire agreements	6.7	7.5	(0.8)	(10.7%)
Total revenue	$116.4	$113.5	$2.9	2.6%

The following table shows data on theater attendance and revenue per attendee for the third quarter of 2017 and the third quarter of 2016:

			% Change
	Q3 2017	Q3 2016	Q3 2017 to Q3 2016
National advertising revenue per attendee	$0.561	$0.458	22.5%
Local and regional advertising revenue per attendee	$0.167	$0.132	26.5%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.728	$0.590	23.4%
Total advertising revenue per attendee	$0.773	$0.632	22.3%
Total theater attendance (in millions) (1)	150.6	179.6	(16.1%)

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $2.2 million, or 2.7%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to an increase of $2.7 million, or 29.9%, in online, mobile and other revenue not included in the inventory measured by impressions sold or CPMs and a 2.0% increase in impressions sold, partially offset by a 2.7% decrease in national advertising CPMs (excluding beverage). The increase in impressions sold was due to higher demand in the scatter market in the third quarter of 2017, compared to the third quarter of 2016, partially offset by lower upfront and content partner spending quarter over quarter, which resulted in an increase in national inventory utilization from 132.5% in the third quarter of 2016 to 161.3% in the third quarter of 2017, on a 16.1% decrease in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The decrease in national advertising CPMs (excluding beverage) in the third quarter of 2017, compared to the third quarter of 2016, was due to lower CPMs on scatter revenue, and to a lesser extent on revenue from upfront advertisers, year over year.

Local and regional advertising revenue. The $1.5 million, or 6.3%, increase in local and regional advertising revenue was primarily due to an increase in revenue from contracts over $100,000, driven primarily by higher advertising within the automotive category and a $0.6 million increase in online and mobile revenue during the third quarter of 2017, compared to the third quarter of 2016. These increases in local and regional advertising revenue were partially offset by lower revenue on contracts less than $100,000 in the third quarter of 2017, compared to the third quarter of 2016.

Founding member beverage revenue.  The $0.8 million, or 10.7%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to an 18.1% decrease in founding member attendance, partially offset by a 10.2% increase in beverage revenue CPMs, in the third quarter of 2017, compared to the third quarter of 2016. The 2017 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2015 to 2016, which increased 10.2%.

Operating expenses. Total operating expenses increased $1.0 million, or 1.5%, from $65.1 million for the third quarter of 2016 to $66.1 million for the third quarter of 2017.  The following table shows the changes in operating expense for the third quarter of 2017 and the third quarter of 2016 (in millions):

			$ Change	% Change
	Q3 2017	Q3 2016	Q3 2017 to Q3 2016	Q3 2017 to Q3 2016
Advertising operating costs	$8.9	$7.5	$1.4	18.7%
Network costs	3.7	4.1	(0.4)	(9.8%)
Theater access fees—founding members	18.1	19.2	(1.1)	(5.7%)
Selling and marketing costs	17.2	16.8	0.4	2.4%
Administrative and other costs	8.8	8.6	0.2	2.3%
Depreciation and amortization	9.4	8.9	0.5	5.6%
Total operating expenses	$66.1	$65.1	$1.0	1.5%

Advertising operating costs. Advertising operating costs increased $1.4 million, or 18.7%, from $7.5 million for the third quarter of 2016 to $8.9 million for the third quarter of 2017. This increase was primarily due to a $1.2 million increase in affiliate advertising payments related to higher revenue during the third quarter of 2017, compared to the third quarter of 2016 and a 14.6%, or 500 screen, increase in the number of average affiliate screens for the third quarter of 2017, compared to the third quarter of 2016.

Network costs. Network costs decreased $0.4 million, or 9.8%, from $4.1 million for the third quarter of 2016 to $3.7 million for the third quarter of 2017. This decrease was primarily due to a $0.2 million decrease in personnel related expenses due primarily to a lower bonus expense (related to lower performance against internal targets) in the third quarter of 2017 compared to the third quarter of 2016.

Theater access fees—founding members. Theater access fees decreased $1.1 million, or 5.7%, from $19.2 million for the third quarter of 2016 to $18.1 million for the third quarter of 2017. The decrease was due to a $1.3 million decrease in the expense associated with founding member attendance, partially offset by a $0.2 million increase in the expense associated with the founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment. The $1.3 million decrease in the theater access fee expense based upon attendance decreased $2.2 million due to a 18.1% decrease in founding member attendance, partially offset by $0.9 million increase due to a contractual 8% rate increase this year (the payment per patron rate increase occurs every five years with this increase taking place in 2017). The $0.2 million increase in digital screen fee expense increased primarily due to an annual 5% increase specified in the ESAs.

Selling and marketing costs. Selling and marketing costs increased $0.4 million, or 2.4%, from $16.8 million for the third quarter of 2016 to $17.2 million for the third quarter of 2017. These expenses increased $0.7 million in online publisher expense related to higher online and mobile revenue, partially offset by $0.3 million in personnel related expenses driven by a decrease in noncash share-based compensation expense (related to lower performance against internal targets).

Administrative and other costs.  Administrative and other costs increased $0.2 million, or 2.3%, from $8.6 million in the third quarter of 2016 to $8.8 million in the third quarter of 2017 due primarily to $0.2 million in legal and professional fees associated with the Final Judgement related to AMC’s acquisition of Carmike that were above the reimbursement limit in the MOU.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 5.6%, from $8.9 million for the third quarter of 2016 to $9.4 million for the third quarter of 2017 primarily due to an increase in depreciation expense driven by more software being placed into service during the period.

Non-operating expenses.  Total non-operating expenses decreased $11.7 million, or 42.1%, from $27.8 million for the third quarter of 2016 to $16.1 million for the third quarter of 2017.  The following table shows the changes in non-operating expense for the third quarter of 2017 and the third quarter of 2016 (in millions):

			$ Change	% Change
	Q3 2017	Q3 2016	Q3 2017 to Q3 2016	Q3 2017 to Q3 2016
Interest on borrowings	$13.1	$14.3	$(1.2)	(8.4%)
Interest income	(0.2)	(0.3)	0.1	(33.3%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.2	3.4	(0.2)	(5.9%)
Loss on early retirement of debt	—	10.4	(10.4)	(100.0%)
Total non-operating expenses	$16.1	$27.8	$(11.7)	(42.1%)

The decrease in non-operating expense was due primarily to the absence of a $10.4 million loss on early retirement of debt recorded in the third quarter of 2016 as a result of the redemption of senior unsecured notes and a $1.2 million decrease in interest on borrowings primarily related to a one-month period between the issuance of and redemption of notes during the third quarter of 2016, whereby interest was paid on both notes for one month in the third quarter of 2016.

Net Income. Net income increased $1.2 million from $8.2 million for the third quarter of 2016 to $9.4 million for the third quarter of 2017. The increase in net income was due to a decrease in non-operating expenses of $11.7 million, as discussed above and a $1.9 million increase in operating income, partially offset by a $9.0 million increase in net income attributable to noncontrolling interests related to higher consolidated net income and a $3.4 million increase in income tax expense related to higher taxable income and a decrease in the tax benefit realized quarter over quarter due to the reversals of the reserve for uncertain tax positions.

Nine Months Ended September 28, 2017 and September 29, 2016

Revenue. Total revenue decreased 6.5%, from $305.1 million for the nine months ended September 29, 2016 to $285.4 million for the nine months ended September 28, 2017.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 28, 2017	September 29, 2016	YTD 2017 to YTD 2016	YTD 2017 to YTD 2016
National advertising revenue	$194.9	$215.5	$(20.6)	(9.6%)
Local and regional advertising revenue	67.8	67.8	—	0.0%
Founding member advertising revenue from beverage concessionaire agreements	22.7	21.8	0.9	4.1%
Total revenue	$285.4	$305.1	$(19.7)	(6.5%)

The following table shows data on theatre attendance and revenue per attendee for the nine months ended September 28, 2017 and September 29, 2016:

	Nine Months Ended		% Change
	September 28, 2017	September 29, 2016	YTD 2017 to YTD 2016
National advertising revenue per attendee	$0.396	$0.411	(3.6%)
Local and regional advertising revenue per attendee	$0.138	$0.129	7.0%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.534	$0.541	(1.3%)
Total advertising revenue per attendee	$0.580	$0.582	(0.3%)
Total theater attendance (in millions) (1)	492.1	524.1	(6.1%)

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $20.6 million, or 9.6%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to an 8.5% decrease in national advertising CPMs (excluding beverage) and a 5.3% decrease in impressions sold in the first nine months of 2017, compared to the first nine months of 2016, partially offset by a $4.0 million, or 12.9%, increase in online, mobile and other revenue not included in the inventory measured by impressions sold or CPMs. The decrease in national advertising CPMs was due primarily to lower CPMs on revenue from upfront advertisers, including content partners, year over year. The decrease in national advertising impressions sold was primarily due to lower content partner spending and demand in the scatter market for the first nine months of 2017, compared to the first nine months of 2016. However, national inventory utilization remained almost consistent, with a slight increase from 112.9% in the first nine months of 2016 to 113.9% in the first nine months of 2017, on a 6.1% decrease in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.

Local and regional advertising revenue. Local and regional advertising revenue remained constant at $67.8 million for the first nine months of 2017 and 2016, primarily due to an increase in revenue from contracts over $100,000, driven primarily by higher sales within the automotive industry and a $1.5 million increase in online and mobile revenue during the first nine months of 2017, compared to the first nine months of 2016. These increases in local and regional advertising revenue were offset by an equivalent decrease in the amount of contracts less than $100,000 in the first nine months of 2017, compared to the first nine months of 2016.

Founding member beverage revenue. The $0.9 million, or 4.1%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was due primarily to a 10.2% increase in beverage revenue CPMs, partially offset by an 8.0% decrease in founding member attendance in the first nine months of 2017, compared to the first nine months of 2016. The 2017 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2015 to 2016, which increased 10.2%.

Operating expenses. Total operating expenses decreased $2.7 million, or 1.3%, from $204.4 million for the nine months ended September 29, 2016 to $201.7 million for the nine months ended September 28, 2017.  The following table shows the changes in operating expense for the nine months ended September 28, 2017 and September 29, 2016 (in millions):

	Nine Months Ended		$ Change	% Change
	September 28, 2017	September 29, 2016	YTD 2017 to YTD 2016	YTD 2017 to YTD 2016
Advertising operating costs	$21.4	$20.8	$0.6	2.9%
Network costs	11.9	12.9	(1.0)	(7.8%)
Theater access fees—founding members	57.4	56.8	0.6	1.1%
Selling and marketing costs	54.2	54.5	(0.3)	(0.6%)
Administrative and other costs	28.6	32.9	(4.3)	(13.1%)
Depreciation and amortization	28.2	26.5	1.7	6.4%
Total operating expenses	$201.7	$204.4	$(2.7)	(1.3%)

Advertising operating costs. Advertising operating costs increased $0.6 million, or 2.9%, from $20.8 million for the first nine months of 2016 to $21.4 million for the first nine months of 2017. This increase was primarily the result of a $1.0 million increase in affiliate advertising payments and a $0.6 million increase in personnel related expenses. The increase in affiliate advertising payments was primarily driven by a 10.7%, or 367 screen, increase in the number of average affiliate screens for the first nine months of 2017, compared to the first nine months of 2016. The increase in personnel related expenses were primarily related to higher salary expense in the first nine months of 2017, compared to the first nine months of 2016. These increases in advertising operating costs were partially offset by a $1.0 million decrease in production costs related to lower revenue in the first nine months of 2017, compared to the first nine months of 2016.

Network costs. Network costs decreased $1.0 million, or 7.8%, from $12.9 million for the first nine months of 2016 to $11.9 million compared to the first nine months of 2017. This decrease was primarily related to a $0.5 million decrease in personnel related expenses due to lower salaries and bonus expense (related to lower performance against internal targets) and a $0.2 million decrease in network maintenance costs related to our DCN in the first nine months of 2017, compared to the first nine months of 2016.

Theater access fees—founding members. Theater access fees increased $0.6 million, or 1.1%, from $56.8 million for the first nine months of 2016 to $57.4 million for the first nine months of 2017. The increase was due to a $0.8 million increase in the expense associated with the founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment, partially offset by a $0.2 million decrease in the expense associated with founding member attendance in the first nine months of 2017, compared to the first nine months of 2016. The $0.8 million increase in digital screen fee expense increased primarily due to an annual 5% increase specified in the ESAs. The $0.2 million decrease in the theater access fee expense based upon attendance decreased $2.9 million due to an 8.0% decrease in founding member attendance, partially offset by an increase of $2.7 million due to a contractual 8% rate increase (the payment per patron rate increase occurs every five years with this increase taking place in 2017).

Selling and marketing costs. Selling and marketing costs decreased $0.3 million, or 0.6%, from $54.5 million for the first nine months ended 2016 to $54.2 million for the first nine months ended 2017. This decrease was primarily due to a $1.8 million decrease in personnel related expenses due primarily to lower commission based expense and lower non-cash share-based compensation expense (related to lower revenue and lower performance against internal targets) and a $1.0 million decrease in non-cash barter expense related to the nature and timing of these expenses in the first nine months of 2017, compared to the first nine months of 2016. These decreases in selling and marketing costs were partially offset by a $2.4 million increase in non-cash impairment expense recorded during the first nine months of 2017, compared to the first nine months of 2016, related to investments obtained in prior years in exchange for advertising services.

Administrative and other costs. Administrative and other costs decreased $4.3 million, or 13.1%, from $32.9 million for the first nine months of 2016 to $28.6 million for the first nine months of 2017 due primarily to 1) a $3.0 million decrease in CEO transition costs because of severance expense that occurred during the first nine months of 2016, and 2) $2.3 million of expense related to the modification of the former CEO’s equity awards that occurred during the first nine months of 2016. In addition, personnel related expenses decreased approximately $1.4 million during the first nine months of 2017, compared to the first nine months of 2016 due to lower bonus expense and non-cash share-based compensation (related to lower performance against internal targets). These decreases to administrative and other costs were partially offset by a $1.8 million early lease termination charge for our corporate headquarters (the payment of which was reimbursed by the new landlord).

Depreciation and amortization. Depreciation and amortization expense increased $1.7 million, or 6.4%, from $26.5 million for the first nine months of 2016 to $28.2 million for the first nine months of 2017. The increase was due to an increase in depreciation expense primarily from more software being placed into service.

Non-operating expenses.  Total non-operating expenses decreased $12.9 million, or 21.3%, from $60.7 million for the nine months ended September 29, 2016 to $47.8 million for the nine months ended September 28, 2017.  The following table shows the changes in non-operating expense for the nine months ended September 28, 2017 and September 29, 2016 (in millions):

	Nine Months Ended		$ Change	% Change
	September 28, 2017	September 29, 2016	YTD 2017 to YTD 2016	YTD 2017 to YTD 2016
Interest on borrowings	$39.4	$41.2	$(1.8)	(4.4%)
Interest income	(1.0)	(1.3)	0.3	(23.1%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	9.5	10.4	(0.9)	(8.7%)
Loss on early retirement of debt	—	10.4	(10.4)	(100.0%)
Other non-operating expense	(0.1)	—	(0.1)	(100.0%)
Total non-operating expenses	$47.8	$60.7	$(12.9)	(21.3%)

The decrease in non-operating expense was due primarily to the absence of a $10.4 million loss on early retirement of debt recorded in the first nine months of 2016 as a result of the redemption of senior unsecured notes and a $1.8 million decrease in interest on borrowings primarily related to a one-month period between the issuance of and redemption of notes during the third quarter of 2016, whereby interest was paid on both notes for one month in the third quarter of 2016.

Net Income. Net income decreased $4.8 million from $10.7 million for the first nine months of 2016 to $5.9 million for the first nine months of 2017. The decrease in net income was due to a $17.0 million decrease in operating income related to lower revenue as outlined above and a $1.3 million increase in income tax expense related to a decrease in the tax benefit realized period over period due to the reversals of the reserve for uncertain tax positions, partially offset by a $12.9 million decrease in non-operating expenses, as described further above, and a $0.6 million decrease in net income attributable to noncontrolling interests related to lower net income.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Our Marketplace—Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national and local advertisers.  Further, we could negatively be impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 41.2% of our network as of October 3, 2017), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office.  These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.

We continue to participate in the television upfront advertising selling process and believe that over time, a shift toward more upfront commitments would allow us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments. In addition, advertising sold through our upfront commitments may be placed throughout the period very irregularly which may affect our overall sales; for example, if a substantial portion of advertising from our upfront commitments is scheduled for peak periods of advertising demand, we will have fewer peak period advertising slots available for sale into the higher priced scatter market. Volatility in scatter market demand could cause our financial results to vary period to period.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first nine months of 2017 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2016	17,022	3,526	20,548
New affiliates (1)	—	475	475
AMC screen transfers (2)	(318)	—	(318)
Openings, net of closures	6	(50)	(44)
Balance as of September 28, 2017	16,710	3,951	20,661

(1)	Represents five new affiliates added to our network during the first nine months of 2017.
(2)	Refer to Memorandum of Understanding with AMC below for further information.

Thus far in 2017, we have also contracted with two more new network affiliates for 77 screens that will be added to our network later in 2017 and early 2018. We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage.  We have begun to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that we believe will provide a better product offering and should expand our overall national client base.  We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

Memorandum of Understanding with AMC—During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding MOU with AMC to effectuate aspects of the Final Judgment entered into by the DOJ in connection with AMC’s acquisition of Carmike.  Pursuant to the MOU, AMC received NCM LLC common membership units in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  Since these theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three and nine months ended September 28, 2017 and September 29, 2016, the Company recorded a reduction to net intangible assets of $6.9 million, $0.7 million, $11.6 million and $1.5 million, respectively, related to integration and other encumbered theater payments. During the three and nine months ended September 28, 2017 and September 29, 2016, AMC and Cinemark paid a total of $4.6 million, $0.7 million, $6.1 million and $1.7 million, respectively.

Further, during the first quarter of 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered NCM LLC common membership units during the first quarter of 2017.  At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment.  AMC will surrender NCM LLC common unit membership units to NCM LLC for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date.  These 22 transferred and sold theaters represent approximately 1.3% of our total theater network as of September 28, 2017.  The Common Unit Adjustments are discussed further within Trends Related to Ownership in NCM LLC below.

Lastly, AMC also agreed to reimburse us for our incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, our financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the first nine months of 2017, we incurred $1.3 million of these costs, of which $1.0 million was recorded as a reduction to “Amounts due to founding members” within the Condensed Consolidated Balance Sheets and the remaining $0.3 million is included within administrative costs within the Condensed Consolidated Income Statement.

Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.6% over the last four years.  In the first nine months of 2017, we experienced a decline of 8.5%, in national advertising CPMs (excluding beverage revenue) compared to the first nine months of 2016.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last four years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first nine months of 2017 and 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.  Due to a 10.2% increase in segment one CPMs in 2017, the CPM on our beverage concessionaire revenue increased during the first quarter of 2017 by 10.2% and the remainder of 2017 will increase by an equivalent percentage.

Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with this increase occurring for fiscal year 2017 and the payment per digital screen increases annually by 5%. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increases annually by 5%. As of September 28, 2017, 97% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of September 28, 2017 and December 29, 2016, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

Trends and Uncertainties Related to Liquidity and Financial Performance

Debt—During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021. The remaining proceeds, after the payment of fees and the redemption premium were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and senior notes, we extended the average maturities of our debt and as of September 28, 2017 the weighted average remaining maturity was 5.0 years.  As of September 28, 2017, approximately 71% of our total borrowings bear interest at fixed rates.  The remaining 29% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at September 28, 2017, including a consolidated net senior secured leverage ratio as of September 28, 2017 of 3.2 versus a covenant of 6.5 times for each quarterly period.  For purposes of calculating the net consolidated senior secured leverage ratio (senior secured debt divided by Adjusted OIBDA), Adjusted OIBDA includes integration payments by the founding members.  NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiary so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times. Refer to Note 5—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

Dividends— At times our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus integration payments and certain other cash items) has been less than our regular dividend payment. Any deficit has been funded by NCM, Inc.’s cash and marketable securities balances. We expect that such deficits may occur in the future depending on factors such as future operating performance and the number of shares of NCM, Inc. common stock outstanding. We expect to fund any future deficits with NCM, Inc.’s cash and marketable securities balances.  As of September 28, 2017, these cash and marketable securities balances totaled $47.3 million (excluding NCM LLC). We intend to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with our intention to distribute over time a substantial portion of our free cash flow.  The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. While it is the intention of the Company to continue our practice of distributing a high proportion of our free cash flow, actual results, ongoing reinvestment in our network and product offerings, as well as, prudent capital management may reduce such distributable free cash flow in future periods. As a result, the Board of Directors continues to review these factors to determine a sustainable distribution rate which balances our operating and strategic needs with those of our lenders and stockholders.

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

During the first quarter of 2017, the following Common Unit Adjustments occurred:

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

During the third quarter of 2017, AMC exercised the redemption right of an aggregate 14.6 million common membership units for the like number of shares of NCM, Inc.’s common stock. The Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in the Condensed Consolidated Statements of Income.

Overall, NCM, Inc.’s ownership in NCM LLC increased to 48.8% as of September 28, 2017 compared to 43.7% at December 29, 2016 due primarily to AMC’s redemption of units for shares of NCM, Inc.’s common stock, partially offset by the common unit adjustments described above, which has proportionally increased net income attributable to NCM, Inc. and decreased net income attributable to noncontrolling interests.

On October 20, 2017, AMC exercised its redemption right of an aggregate 1.0 million common membership units for a like number of shares of NCM, Inc.’s common stock which increased the Company’s ownership in NCM LLC to 49.5%.

AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of September 28, 2017, AMC owned 17.0% of NCM’s outstanding equity interests. On September 29, 2017, AMC sold 2.8 million shares of NCM, Inc. common stock and as of September 29, 2017 AMC owned 15.2% of NCM’s outstanding equity interests. When AMC redeems its common membership units for NCM, Inc. common stock, NCM, Inc.’s ownership would increase proportionally and the number of shares outstanding of NCM, Inc. common stock would increase, which would also result in greater dividend payments by NCM, Inc. The increase in NCM, Inc.’s ownership would also result in higher available cash payments to NCM, Inc. (and lower available cash payments to AMC).

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 28, 2017	December 29, 2016	September 29, 2016	Q3 2017 to YE 2016	Q3 2017 to Q3 2016
Cash, cash equivalents and marketable securities (1)	$49.9	$68.7	$54.0	$(18.8)	$(4.1)
NCM LLC revolver availability (2)	170.2	158.8	170.8	11.4	(0.6)
Total liquidity	$220.1	$227.5	$224.8	$(7.4)	$(4.7)

(1)

Included in cash, cash equivalents and marketable securities as of September 28, 2017, December 29, 2016 and September 29, 2016, was $2.6 million, $10.7 million and $1.4 million, respectively, of cash and marketable securities held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)

The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of September 28, 2017, December 29, 2016 and September 29, 2016. As of September 28, 2017, December 29, 2016 and September 29, 2016, the amount available under the NCM LLC revolving credit facility in the table above, was net letters of credit of $4.8 million, $1.2 million and $1.2 million, respectively.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 28, 2017	September 29, 2016
Operating cash flow	$104.0	$90.9
Investing cash flow	$18.5	$(5.1)
Financing cash flow	$(115.1)	$(111.9)

•

Operating Activities. The $13.1 million increase in cash provided by operating activities for the nine months ended September 28, 2017, compared to the nine months ended September 29, 2016 was due primarily to an increase in the change in accounts receivable of $26.1 million related to higher collections during the nine months ended September 28, 2017, compared to the nine months ended September 29, 2016, and a $6.2 million decrease in payments to founding members under the tax receivable agreement, partially offset by a $17.0 million decrease in operating income, as discussed above.

•

Investing Activities. The $23.6 million increase in cash provided by investing activities for the nine months ended September 28, 2017, compared to the nine months ended September 29, 2016 was due primarily to lower purchases of marketable securities, net of proceeds, of approximately $21.2 million and $1.4 million higher proceeds from founding member notes receivable due to timing of payments.

•

Financing Activities. The $3.2 million increase in cash used in financing activities for the nine months ended September 28, 2017, compared to the nine months ended September 29, 2016 was due primarily to $37.4 million of proceeds from the issuance of the Senior Notes due 2026, net of the redemption of the Senior Notes due 2021 in the first nine months of 2016 and a $17.9 million increase in distributions to founding members, partially offset by $48.0 million of higher repayments, net of proceeds, under our revolving credit facility and a $4.4 million increase in integration payments and other encumbered theater payments related to founding member encumbered theater acquisitions in the first nine months of 2017, compared to the first nine months of 2016.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 28, 2017 were $47.3 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the nine months ended September 28, 2017 was approximately $86.4 million, of which approximately $39.0 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on November 3, 2017 of $0.22 per share (approximately $16.8 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 16, 2017 to be paid on December 1, 2017. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the tax receivable agreement with NCM LLC’s founding members, income taxes and regular dividends for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2016 and incorporated by reference herein.  As of September 28, 2017, there were no significant changes in those critical accounting policies.

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

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended September 28, 2017.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of September 28, 2017, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.7 million for an annual period on the $270.0 million term loan outstanding as of September 28, 2017.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 29, 2016 and incorporated by reference herein.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure.  As of September 28, 2017, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 28, 2017 were effective.

There have been no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 28, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.  Risk Factors

Excluding the risk factor outlined further below, there have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 28, 2017 for the fiscal year ended December 29, 2016.

The markets for advertising are competitive and we may be unable to compete successfully

The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and other video media platforms including those distributed on the internet and mobile networks. In addition to these video advertising platforms, we compete for advertising directly with several additional media platforms, including radio, various local print media and billboards. We also compete with several other local and national cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online and mobile advertising companies, to constantly revise and improve their business models to meet expectations of advertising clients or competing media platforms, including us.  In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising posts and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.  Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.  A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities.  If we cannot respond effectively to changes in the media marketplace in response to new entrants or advances by our existing competitors, our business may be adversely affected.

In addition, advertisers’ willingness to purchase advertising from the Company may be adversely affected by lower theater attendance and viewership of our Noovie pre-show.  If pre-show viewership declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions.  If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect the Company’s revenue and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 30, 2017 through July 27, 2017	985	$7.53	—	N/A
July 28, 2017 through August 31 2017	3,527	$6.98	—	N/A
September 1, 2017 through September 28, 2017	—	$—	—	N/A

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 7, 2017	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2017	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)