Form 10-K
period 2017-12-28
National CineMedia, Inc.
filed 2018-03-19
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐
Accelerated filer	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

Based on the closing sales price on June 29, 2017, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $459,709,991.

As of March 5, 2018, 79,134,647 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 28, 2017 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

•	“Founding members” refers to AMC, Cinemark and Regal.
•	“OIBDA” refers to operating income before depreciation and amortization expense.
•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs, merger-related administrative costs, CEO transition costs and early lease termination expense.
•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.
•	“DCN” refers to NCM LLC’s Digital Content Network.

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

Risks Related to Our Business and Industry

•	Significant declines in theater attendance or viewership of the Noovie pre-show;
•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;
•	competition within the overall advertising industry;
•	not maintaining our technological advantage;
•	national, regional and local economic conditions;
•	the loss of any major content partner or advertising customer;

•	changes to relationships with NCM LLC’s founding members;
•	founding member and network affiliate government regulation could slow growth;
•	failure to effectively manage or continue our growth;
•	failures or disruptions in our technology systems;
•	infringement of our technology on intellectual property rights owned by others;
•	the content we distribute and user information we collect and maintain through our in-theater, online or mobile services may expose us to liability;
•	changes in regulations relating to the Internet or other areas of our online or mobile services;
•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price;
•	lapses in our internal controls could adversely affect our operating results and market confidence in our reported financial information; and
•	our inability to retain or replace our senior management.

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

The Company

NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 49.5% of the common membership units in NCM LLC as of December 28, 2017.  NCM LLC’s founding members, AMC, Cinemark and Regal, the three largest motion picture exhibition companies in the U.S., held the remaining 50.5% of NCM LLC’s common membership units as of December 28, 2017.  NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement.  NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specific management services to NCM LLC.

NCM LLC has long-term ESAs with the founding members (over 19 years remaining as of December 28, 2017) and multi-year agreements with certain third-party theater circuits, referred to in this document as “network affiliates,” which expire at various dates between May 31, 2018 and July 22, 2031.  The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions.

Our Business

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences.

We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our Lobby Entertainment Network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising across our Noovie digital products as well as through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater.

We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.

On-Screen Advertising

Noovie—Our on-screen Noovie pre-show was launched in September of 2017 replacing our prior pre-show called FirstLook. Our pre-show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuit partners. Noovie gives movie audiences a reason to arrive early to discover what’s next in entertainment, and it consists of national, regional and local advertising, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).

Noovie generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time, when the movie trailers and feature film begin. The trailers that run before the feature film are not part of Noovie.

Because Noovie is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations, and gives us the ability to ensure that the content and advertising is age-appropriate for the movie audience. It also enables us to incorporate the branding of a specific theater circuit if desired. We rotate Noovie’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content.

We also have the capability to deliver three-dimensional (“3-D”) advertising campaigns within a 3-D version of the Noovie pre-show program prior to 3-D feature films.

All versions of Noovie are produced by our internal creative team, which is cost-effective and gives us significant flexibility. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency) for a fee.

Show Structure—Noovie is comprised of up to four segments, each approximately four to seven minutes in length.

•

Segment four is the first section of Noovie and begins approximately 20 to 30 minutes prior to the advertised show time. Entertaining content is a core element of Noovie, and NCM programs an exclusive Noovie content pod at the beginning of the show that gives audiences a look at “what’s Noovie” in their world, including movies (Noovie Backlot and Noovie Genius), music (Noovie Soundcheck), trivia (Name That Movie), local, and more. This Noovie pod is followed by local advertising.

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

The Noovie pre-show typically includes the following:

National, Regional and Local Advertising—On-screen advertising in Noovie is sold on a cost per thousand (“CPM”) basis to national clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients.

Local and regional advertising is primarily sold on a per-screen, per-week basis and can also be sold on a CPM basis. The Noovie pre-show inventory is also available in the STRATA and Mediaocean systems, media buying and selling softwares which allow advertising agencies to buy cinema advertising in the “National Spot TV” marketplace where advertising is purchased by national advertisers in several markets of their own selection. Being able to buy both TV and cinema locally in the National Spot marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into the pool of advertising dollars budgeted for National Spot.

Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. As of December 28, 2017, 541 national advertisers across a wide variety of industries have advertised with us. During the year ended December 28, 2017, we derived 70% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 23% of our advertising revenue from thousands of regional and local advertisers across the country (including advertising agencies that represent these clients).

Content. Beyond the Noovie-branded content at the beginning of the pre-show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners make available to us original entertainment content segments that are entertaining, informative or educational in nature in the Noovie program and make commitments to buy a portion of our advertising inventory at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products.  In the first nine months of 2017, all of our content partners provided approximately two-minute segments. Following the launch of the Noovie pre-show in September 2017, the content partners provided approximately 90 second segments.

PSA. We had four agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films, one with an insurance company, one with a home security company, one with a motion picture studio and another with a candy company which all expired at the end of 2017. Three of these agreements have re-signed for 2018.

3-D Advertising. We also sell 3-D advertising, which runs prior to select 3-D films. These 3-D advertisements are placed at the end of the Noovie pre-show, after a message instructing the movie audience to put on their 3-D glasses, so that the glasses can be kept on throughout the remainder of Noovie, the film trailers and the 3-D feature film to provide for a better experience. 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”) pricing due primarily to the fact that 3-D advertisements have heightened recall (based on third-party research).

Name That Movie – During 2017, we entered into a licensing agreement authorizing the production of Name That Movie trivia segments for our Noovie pre-show, social media channels and future digital properties in order to further entertain and engage moviegoers. We also offer the opportunity for our advertising customers to sponsor the Name That Movie segments and incorporate advertising into the game.

Beverage Advertising—We also have a long-term agreement to exhibit the advertising of the founding members’ beverage supplier. Under the ESAs, up to 90 seconds of the Noovie program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements at a rate intended to approximate a market rate (per the ESA, the annual CPM change equals the prior year annual percentage change in the advertising CPM charged to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC). Each of the founding members has a relationship with a beverage concessionaire supplier under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theaters. During 2017, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members. During 2017, the beverage concessionaire revenue from the founding members’ beverage agreements was 7% of our total revenue. In the instance of encumbered theaters, we remain entitled to these beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.

Theater Circuit Messaging—The Noovie program also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge and generally includes 45 seconds within 15 minutes of show time, 15 seconds of which will be placed within 12 minutes of show time, and the remainder placed at our discretion.

Lobby Advertising

Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped founding members’ theaters, as well as the majority of our network affiliate theaters. As of December 28, 2017, our LEN had 3,054 screens in 1,536 theaters in our network. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas.  Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all lobby screens within a given theater, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions.

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

Beginning in 2017 we have agreements with vendors enabling us to sell advertising on digital banner and screen equipment within certain exhibitor theater lobbies.

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

Digital Advertising

At its core, Noovie is NCM’s pre-show that audiences experience before the movie, but Noovie also stretches beyond the theater as an integrated digital ecosystem delivering entertaining content, purposeful commerce, and interactive gaming opportunities. The Noovie pre-show serves as a “trailer” for the Noovie digital experience, driving movie audiences from the big screen to NCM’s digital properties and back again. We believe that by creating a compelling consumer experience for moviegoers, we can further enhance the marketability of our product offerings to our advertising customers. The Noovie digital ecosystem is designed to provide digital advertising inventory and capture exclusive first party data, and includes:

Gaming – During 2017, we acquired Fantasy Movie League, a box office predictions game that combines the fierce competition of fantasy sports with the world of entertainment and movies. Fantasy Movie League can currently be played online at FantasyMovieLeague.com or through the Fantasy Movie League iOs app, and it is promoted on-screen in our Noovie pre-show to help grow Fantasy Movie League’s gaming audience. Additionally during 2017, we began development of the first Noovie app, Noovie ARcade, created to bring augmented reality gaming to the big screen and beyond. We intend to roll it out in select markets in 2018 with a national roll-out to follow.

Cinema Accelerator – In addition to our ad-supported consumer-facing digital products, our Cinema Accelerator digital product expands cinema advertising beyond the theater environment to reach digitally-connected moviegoers before and after the movie experience, both online and on mobile devices. Cinema Accelerator identifies moviegoers through exclusive first party data sources including geo-location services, beacons and transaction data for the moviegoers that enter the theaters in our network. Using the moviegoer as our filter, we can target specific demographics, genres or layer on other data to provide to our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and Facebook newsfeeds to reach moviegoers wherever they may be seeking entertainment information and content.

We sell NCM’s digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling. We believe that our new and upcoming digital products can be sold with additional in-theater advertisements as integrated marketing packages as discussed in “Business – Our Strategy”. We plan to continue to invest in our digital platform in 2018.

Our Network

In-theater advertising and entertainment content is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America.

Through the use of our proprietary DCN and Digital Content Software (“DCS”), we are able to schedule, deliver, play and reconcile advertising and entertainment content for Noovie and the LEN on a national, regional, local, theater and auditorium level.

The DCN is the combination of a satellite distribution network and a terrestrial management network.  We also employ a variety of technologies that aid in distribution where the satellite delivery is not available to provide uninterrupted service to our network of theaters. The DCN is controlled by our Network Operations Center (“NOC”) located in NCM’s headquarters in Centennial, CO, which operates 24 hours a day, seven days a week to proactively monitor and manage approximately 730,000 alarm points and approximately 117,000 hardware devices in movie theaters throughout the country.  DCN dynamically controls the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.

Advertising and entertainment content for our Noovie pre-show and LEN is uploaded from our NOC to our satellite distribution network and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine (“ACE”).  The ACE holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has a hardware and software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned via satellite to our NOC to be included in “post” reports provided to our advertising clients.

According to Nielsen, more than 700 million moviegoers annually attend theaters that are currently under contract to present the Noovie pre-show and LEN programming, including the founding members and over 50 leading national and regional theater network affiliates. A summary of the screens and theaters in our advertising network is set forth in the table below:

Our Network

(As of December 28, 2017)

	Advertising Network
	Theaters	Total Screens	% of Total
Founding Members	1,262	16,808	80.6%
Network Affiliates	419	4,042	19.4%
Total	1,681	20,850	100.0%

As of December 28, 2017, our Noovie pre-show was displayed on 100% of network movie screens using digital projectors, with approximately 98% of those screens receiving content through our DCN, representing approximately 98% of our total network attendance. As of December 28, 2017, 19,306, or 93%, of 20,850 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. Those screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.

Our Team

We had 572 employees as of December 28, 2017. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago, and Detroit, and our software development office in Minneapolis.  We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S.  None of our employees are covered by collective bargaining agreements.  We believe that we have a good relationship with our employees.

Sales, Marketing, Research, and Creative—We sell our in-theater and online advertising products through our national, local and regional and digital sales teams.

As of December 28, 2017, we had 31 advertising sales and client development related employees (including management and sales support staff) within our national sales group.  During 2017, approximately 27% of the total compensation of the national sales staff was related to bonus or commission, which is based on achieving certain sales targets in order to enhance coordination and teamwork.  Our national sales organization has proven to be profitable and scalable, as we have not added a significant number of sales personnel as our network has expanded. Our national sales staff is located in our sales offices in New York City, Woodland Hills, CA (outside Los Angeles), Chicago and Detroit.

Our local and regional advertising sales staff, comprised of account directors and telesales representatives, is located throughout the country, with each covering an average of 117 screens per representative. Their responsibility is to sell cinema and digital advertising to local clients as well as larger regional and spot advertisers. During 2017, approximately 67% of the compensation for local and regional sales staff was based on an individual sales commission on collected sales. As of December 28, 2017, we had 201 sales personnel (including management and sales support staff) within our local and regional sales groups, the majority of which work out of their homes located within the markets they sell. In early 2018, we re-envisioned the management of our local and regional sales team and reduced the number of local and regional sales leadership in order to minimize overhead costs.

We market our advertising products through our marketing group located primarily in our New York City sales office. We aggressively market and sell directly to clients as well as advertising agencies, including our participation in the upfront advertising marketplace (the “Upfront”). Based on the success of our Upfront efforts, we believe that we are capturing additional market share from traditional advertising media platforms such as broadcast and cable television. We also believe that enhanced research regarding cinema advertising and expanded analytics about our network has aided our sales efforts by providing our customers with compelling statistical evidence of the superiority of our cinema advertising products relative to other advertising mediums based on metrics such as brand recognition, message recall, and likeability which can enable them to target their customers. Our research team conducts our own proprietary studies, and we also commission third-party market research to assist our sales team. We also promote our advertising products through public relations, social media and advertising in national trade publications. As of December 28, 2017, this team had 33 personnel based primarily in New York that focus on the marketing, research, public relations and corporate development aspects of our business.

Our media and creative services department, based primarily in our Centennial, CO headquarters, uses state-of-the-art proprietary and non-proprietary technologies and practices to ensure the highest possible cinematic image and sound quality for our Noovie pre-show and LEN programming distributed over our network. We provide a full spectrum of 2-D and 3-D production and post-production services to our advertising clients on a per contract fee basis, or as part of their advertising commitment, including audio enhancements, color correction and noise reduction. We believe that our expertise in creating and optimizing content for cinema playback within our Noovie pre-show has been instrumental in our ability to provide a better experience for movie audiences, as well as enhances our ability to attract and retain our on-screen advertising clients and build and retain relationships with network affiliates. For national and regional clients, our expertise in cinematic production and our ability to tailor advertisements developed for television, online or mobile to the high-definition cinema playback format required for the big screen allows our media team to use existing advertising creative, making it easier to add cinema to their media mix. For local clients, our ability to serve as a creative agency and develop full sight, sound and motion high-definition cinema advertisements to meet their needs and budget reduces a significant barrier to entry for smaller businesses. During 2017, we produced and performed post-production services for approximately 39% of the local advertisements that played across our network. The founding members also engage us for the production of their on-screen concession product advertisements and policy trailers. As of December 28, 2017, we had 38 personnel that focused on the media, production and creative services aspects of our business.

Operations, Planning and Digital Gaming—As of December 28, 2017, we had 128 employees based primarily in our Centennial, CO headquarters that focused on the sales operations, planning, network operations and digital gaming development aspects of our business.

Enterprise Information Systems, Finance, Legal, Human Resources, Affiliate Partnerships and Administration—As of December 28, 2017, we had 141 employees based primarily in our Centennial, CO headquarters that focused on the Enterprise Information Systems, Finance, Legal, Human Resources, Affiliate Partnerships and Administration aspects of our business.

Competition

Our advertising business competes in the estimated $197 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well positioned to capitalize on the shift of advertising spending away from traditional media, in particular television where consumers can skip advertisements through DVRs and other new digital technology, to newer and more targeted forms of media.

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

Superior National Advertising Network

We believe that our cinema advertising network is an attractive option for marketers on both a national and local level, and delivers measurable results for our clients that are comparable, and superior, to the television, online and mobile, or other video advertising networks that we compete against in the marketplace.

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

As of December 28, 2017:

•

Our advertising network consisted of 20,850 screens (16,808 operated by the founding members) located in 1,681 theaters (1,262 operated by the founding members) in 48 states and the District of Columbia, including each of the top 25 and 50 DMAs®, and 187 DMAs® in total;

•

Approximately 73% of our screens (77% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (37% of our attendance) were located within the top 10 U.S. DMAs®. Theaters within our network represented approximately 69%, 67%, and 67% of the total theater attendance in theaters that present advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis;

•

Our total annual network theater attendance was approximately 655.8 million (545.6 million from the founding members), which decreased 4.8% compared to 2016.  Our network of modern theaters represented approximately 57.3% of the total U.S. theater attendance, with some of the most highly attended theaters in the industry, as measured by screens per location and attendance per screen;

•

The average screens per theater in our network was 12.4 screens, 1.8 times the U.S. theater industry average, and the aggregate annual attendance per screen of theaters included in our network during 2017 was 31,453, versus the U.S. theater industry average attendance per indoor screen of 28,748, using metrics reported by the National Association of Theatre Owners (“NATO”).

Scalable, State-of-the-Art Digital Content Distribution Technology—Our use of the combination of satellite and terrestrial network technology, combined with the design and functionality of our DCS and NOC infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. We offer short lead times by accelerating the delivery time of media from proposal to on-screen across our network of movie theaters nationwide. National, local and regional advertisers are able to run their ads in the Noovie pre-show less than 72 hours following the proposal (comparable to TV), which is a significant improvement over the cinema industry’s traditional turn-around time frame and gives businesses that rely on time-sensitive promotional advertising strategies, such as car dealerships, retail stores and Quick Service Restaurants (“QSR”), the opportunity to take advantage of the power of cinema.

This scalability of our distribution technology has allowed us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theaters from the founding members, our existing network affiliate relationships and the addition of new network affiliates.

Millennials, Content and Data

We believe that the Millennial audiences (age 18-34) in our network of theaters, the premium content of Hollywood films and our Noovie pre-show, and the advances we have made in cinema advertising data all give us a competitive advantage in the media marketplace.

Access to a Highly Attractive, Engaged Audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent, and educated moviegoers. According to Nielsen Cinema Audience Reports for 2017, 56% of the NCM LLC audience were between the ages of 12-34, compared to 54% in 2016.  Further, 42% of our moviegoers have a household income greater than $100,000 (versus 30% of the general population) and 39% have received a Bachelor’s degree or higher (versus 30% of the general population) according to the 2017 Doublebase GfK MRI Study.

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

Innovative, Branded Pre-Feature Content—The film content created by Hollywood studios is considered by many to be the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that our entertainment and advertising pre-feature program, Noovie, provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within our Noovie pre-show, we are consistent with the placement of ads on television networks, which allows us to be more easily integrated into traditional sight-sound-and-motion media buys.

Superior Audience Measurability and Targeting—As with many other advertising mediums, we are measured by third-party research companies such as Nielsen Holdings PLC that provide us with the percentage of the total attendance in their seats at various times during our Noovie pre-show. What differentiates us from other advertising mediums, however, is that we also receive monthly attendance information by film, by rating and by screen for all of the founding member theaters and by flight and by location for the theaters operated by our network affiliates, which allows us to report the actual audience size for each showing of a film, including our Noovie pre-show. We believe that the ability to provide this level of detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.

During 2017, we continued to invest in our inventory management systems to expand our ability to target audiences by film genre. Our Cinema Audience Targeting Optimizer (“CATO”) now allows advertisers to go beyond targeting by the Motion Picture Association of America (“MPAA”) rating (G/PG, PG13 and R) to build media schedules at the film and genre level, more effectively targeting a brand’s key audience by matching it to the movie titles and/or genres that can best deliver that audience in a given campaign schedule.

In 2017, we also continued to invest in the development of our cloud-based Data Management Platform (“DMP”) which we believe will allow us to provide even more robust campaign data and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our new DMP.  This audience data is then leveraged alone or alongside data science capabilities to offer highly effective campaigns, audience insights and closed loop attribution reporting. We will continue to enhance the capabilities of the platform in 2018 by continuing to add data sources, segments and define and redefine needs.

Integrated Marketing and Digital Products

Our ability to bundle our on-screen advertising opportunities with integrated lobby, online and mobile marketing products allow us to offer advertisers multiple touchpoints to reach movie audiences before, during and after the film to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, the digital products provide us with valuable, exclusive first party data which can be used by in-theater customers to better attract and interact with their target market or sold to new customers.

Contractual Theater Circuit Partner and Advertiser Relationships

Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive multi-year contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy the founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 30% of our total revenue for the year ended December 28, 2017. In addition, our participation in the annual advertising Upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory.

Strong Operating Margins with Limited Capital Requirements

Our annual Adjusted OIBDA margins have been consistently strong, ranging from approximately 48% to 52% over the last five years.  (Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to operating income.)  In addition, the founding members and their Digital Cinema Integration Partners, LLC (“DCIP”) joint venture invested substantial capital to deploy, expand and upgrade the network equipment within their theaters including newer and higher quality digital cinema equipment. Due to the network equipment investments made in recent years by the founding members and network affiliates (in some cases through the DCIP digital cinema implementation joint venture) in new and acquired theaters and the requirements in the ESAs for the founding members to make future investments for equipment replacements, and the scalable nature of our NOC and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theaters expands.

Our capital expenditures have ranged from approximately 2% to 3% of revenues over the last five years. For the year ended December 28, 2017, our capital expenditures were $12.3 million, of which only $1.9 million primarily related to investments in network equipment to add new network affiliate theaters. We believe our expected level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in other growth opportunities and continue to make dividend payments to our stockholders.

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

Grow Affiliate Partnerships—Our relationships with our exhibitors are a key and renewed focus of our business. In 2017, our Affiliate Partnership team is dedicated to serving the needs of our founding member theater circuits and our more than 50 network affiliates nationwide. We continuously seek to expand our theater circuit customer base and add new network affiliate partners to our network that will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers. It is also important to note that, under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Since NCM Inc.’s February 2007 IPO, the founding members have added approximately 3,700 net new screens and 46 network affiliates have been added to our network with approximately 3,100 screens. During 2017, we added 302 net screens from the founding members and network affiliates. We expect this expansion to continue to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, which will allow our exhibitor customers to maximize the advertising value of their audiences.

Grow On-Screen Revenue—We plan to continue our successful strategy of selling our inventory like premium video in the larger advertising marketplace, once again utilizing the upfront advertising marketplace to maximize our use of inventory. This Upfront strategy has yielded positive results over the past six years, and we believe that the increased market awareness among media buyers and clients raises our credibility as a medium and allows us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. Further, we believe it will help to increase our share of video advertising spending by increasing the number of clients and client industries that buy our network. Over time, this greater shift toward more Upfront commitments allows us to bundle several flights throughout the year and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.

During our Upfront presentation in May of 2017 as part of the TV Upfront week, we announced that we were re-imagining our cinema pre-show with the launch of Noovie and introducing new digital channels for movie audiences. Noovie was launched in September 2017, and we are continuing to enhance audience engagement and build the Noovie brand through cinema and social media marketing, all the while remaining focused on maintaining the commercial value of our pre-show.

We also intend to increase our market share of local and regional advertising spending by aggressively pursuing further integration into agency planning and buying tools, such as our relationships with STRATA and Mediaocean, leaders in media buying and selling software, which allows agencies to buy cinema advertising in the National Spot marketplace. By making NCM an option in this and other industrywide and in-house agency planning and buying systems, we believe we can remove barriers to entry by incorporating cinema into media plans and tapping into new pools of advertising dollars.

Fortify, Expand and Scale Our Digital Business—We intend to continue to upgrade our existing digital offerings as well as expand our Noovie digital ecosystem to include additional products that will engage movie audiences with exclusive and unique content, commerce, and gaming opportunities. During 2017 we began development of our Noovie ARcade and Noovie apps which are expected to be released in 2018. These apps will allow us to capture exclusive first party data on our viewers. As we continue to create our own NCM owned-and-operated ad inventory across our suite of digital products, we also plan to build our own foundational capabilities for digital ad buying, selling and serving through the development of

“Cinema Accelerator 2.0,” an enhanced version of our existing Cinema Accelerator product. This upgraded version will also provide increased amounts of and better quality first party data. Cinema Accelerator currently identifies moviegoers’ mobile devices as they enter a theater, and re-engages them with a brand’s messages wherever they are consuming content — on mobile devices, social media, or online.

Reinvent the Lobby—As our founding member and network affiliate theater circuit partners continue to reinvent their lobby business, we plan to work with them and follow their lead to leverage technology partnerships and stabilize other lobby inventory to make the lobby a better source of advertising revenue for both our advertising customers and our circuit partners.

Be the First Choice for Customers

Our approach is to always strive to be the first choice for our customers, including our advertising and agency customers, our exhibitors, and movie studios. By offering innovative on-screen, in-lobby and digital cinema advertising solutions to connect brands to unique, engaged and valuable young adult audiences at scale, we believe we can offer our advertiser and agency customers a valuable and effective marketing option that cannot be duplicated in any other medium. As the first choice for our customers, we can continue to expand our advertising client base and increase our market share of U.S. advertising spending. Our national sales team was successful in adding 37 clients in 2017 that were first time clients or had not advertised with us since our IPO. These new clients added in 2017 included companies in the airlines, apparel, auto parts and services, college, confectionery, electronic stores, financial products and services, game and toy stores, home product, hotels and resorts, import auto, insurance, internet site, medical practitioners, movie studio, personal care product, pet stores and services, prepared food, family restaurant, live events and shows, toy and video game industries. Despite this growth, we believe there are still thousands of potential clients that currently advertise on other mediums such as television but have yet to advertise on our network. These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.

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

We have secured U.S. trademark registrations for NCM, National CineMedia, and NCM Media Networks.  It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.

Government Regulation

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws.

Available Information

We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” located at the bottom of the home page as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document.  You may read and copy any materials we file with the SEC at the Securities and Exchange Commission Public Reference Room at 100 F. Street, N.E., Washington, D.C. 20549.  The SEC also maintains a website that contains our reports and other information at www.sec.gov.

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

Name	Age	Position
Andrew J. England	53	Chief Executive Officer and Director
Clifford E. Marks	56	President
Katherine L. Scherping	58	Chief Financial Officer
Sarah Kinnick Hilty	47	Senior Vice President and General Counsel
Scott D. Felenstein	49	Executive Vice President and Chief Revenue Officer

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

Sarah Kinnick Hilty. Ms. Hilty was appointed Senior Vice President and General Counsel in February 2018. Prior to joining NCM, Inc., Ms. Hilty served as Deputy General Counsel - Corporate of CH2M HILL Companies, Ltd. since 2006 leading a team responsible for legal corporate enterprise matters including mergers, acquisitions, and divestitures; securities compliance; treasury and finance activities, real estate, and board and subsidiary governance. Prior to working at CH2M HILL Companies, Ltd., Ms. Hilty worked for Hogan & Hartson LLP as an associate from 1996 to 2004 and a partner from 2004 to 2006. Ms. Hilty holds a Bachelor of Science in Business Administration from the University of Colorado Boulder and a Juris Doctorate from Stanford Law School.

Scott D. Felenstein. Mr. Felenstein was appointed Executive Vice President and Chief Revenue Officer in April 2017. Prior to joining NCM, Inc., Mr. Felenstein served as Executive Vice President, National Advertising Sales for Discovery Communications, Inc. since 2013 and Senior Vice President, National Advertising Sales for Discovery Communications, Inc.

since 2000. Prior to working at Discovery Communications, Inc., Mr. Felenstein served on the digital ad sales team at Excite@Home and worked as an account executive at CBS Sports. Mr. Felenstein holds a Bachelor of Arts degree in Communication from the State University of New York, Albany.

Item 1A	Risk Factors

Ownership of the common stock and other securities of the Company involves certain risks.  Holders of the Company’s securities and prospective investors should consider carefully the following material risks and other information in this document, including our historical financial statements and related notes included herein. The material risks and uncertainties described in this document are not the only ones facing us.  If any of the risks and uncertainties described in this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.

Risks Related to Our Business and Industry

Significant declines in theater attendance or viewership of our Noovie pre-show could reduce the attractiveness of cinema advertising and could reduce our revenue

Our business is affected by the level of attendance at the founding members’ theaters and to a lesser extent our network affiliates, who operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences.  Over the last 20 years, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Further, the value of our national on-screen advertising and to a lesser extent our local and regional advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show.   Factors that could reduce attendance at our network theaters or viewership of our Noovie pre-show include the following:

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

•

many theater circuits in NCM LLC’s network offer reserved seating (utilized in approximately 47.9% of our network as of January 17, 2018), often in the newly renovated theaters described above, which allows patrons to reserve a seat which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view the Noovie pre-show;

•

changes in theater operating policies, including the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, it could result in the Noovie pre-show starting further out from the show time of the film;

•	changes in theater patron amenities, including, online ticketing, bars and entertainment within exhibitor lobbies causing increased dwell time of patrons;

•	any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production industry;

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

•

if future theater attendance declines significantly over an extended time period, one or more of the founding members or network affiliates may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and

•

NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures since they do not have long-term arrangements with major film distributors.

Any of these circumstances could reduce our revenue because our national advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who view our advertising and pre-feature show.

Our plans for developing additional revenue opportunities may not be implemented and may not be achieved

We are considering potential opportunities for revenue growth, which we describe in “Business—Our Strategy.”  The development of our online and mobile advertising network and mobile apps, as well as, collecting and leveraging movie audience data, and the integration of these marketing products with our core on-screen and theater lobby production is at an early stage and is under increasing competitive pressure from many online and mobile networks and others, and may not deliver the future benefits that we are expecting. If we are unable to execute on products relevant to the marketplace and these offerings do not continue to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services.

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

In addition, advertisers’ willingness to purchase advertising from the Company may be adversely affected by lower theater attendance and viewership of our Noovie pre-show, as noted above.  If pre-show viewership declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions.  If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect the Company’s revenue and results of operations.

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

Our Adjusted OIBDA is derived from high margin advertising revenue, and the reduction in spending by or loss of a national or group of local advertisers could have a meaningful adverse effect on our business

We generated all of our Adjusted OIBDA from our high margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and recently online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising.  Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us, which even the loss of a small number of clients on large contracts would negatively affect our Adjusted OIBDA.

The loss of any major content partner or advertising customer could significantly reduce our revenue

We derive a significant portion of our revenue from our contracts with our content partners, PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with six content partners, one of which expire in 2018 and five in 2019. None of these companies individually accounted for over 10% of our total revenue during the year ended December 28, 2017. However, the agreements with the content partners, PSAs and beverage advertising with the founding members in aggregate accounted for approximately 30%, 30% and 30% of our total revenue during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability

The ESAs with the founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. The founding members’ theaters represent approximately 81% of the screens and approximately 83% of the attendance in our network as of December 28, 2017. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.

The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, the founding members must make investments to replace digital network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In March 2018 Regal was acquired by a U.K.-based cinema operator and we have no indication of how this new ownership of Regal may affect its financial resources or its cooperation with us under the ESA or otherwise.

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

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential

The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising).  These strategic marketing relationships can include the use of one minute on the LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience.  The use of LEN or lobby promotions by the founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 28, 2017. The founding members do not have the right to use their movie screens (including the Noovie pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.

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

We may be unable to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network

If we do not effectively implement the changes within our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products.  These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook.

The amount of inventory we have to sell is limited by the length of the Noovie pre-show. In order to maintain in-theater growth we will need to expand the number of theaters and screens in our network. Considering our current market share, we may not be able to continue to expand our network which could negatively affect our ability to add new advertising clients. If we are unable to maintain the size of our network, or grow our network, our revenue and operating results could be adversely impacted.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations

In order to conduct our business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities. The temporary or permanent loss of our computer equipment and software systems, through cyber and other security threats, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks, or other catastrophic events, could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers.  We devote significant resources to maintaining a disaster recovery location separate from our operations, network security and other measures to protect our network from unauthorized access and misuse.  However, depending on the nature and scope of a disruption, if our technology systems were to fail and we were unable to recover in a timely way through our disaster recovery site, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.

Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense

Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theater, online, and mobile services, including the websites we operate at ncm.com and Noovie.com, our Noovie mobile app, and the features and functionality, content, and software we make available through those websites and app.  We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theater, online, and mobile services.  We may discover that our business or the technology we use to provide our in-theater, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

The content we distribute through our in-theater, online or mobile services may expose us to liability

Our in-theater, online, and mobile services facilitate the distribution of content.  This content includes advertising-related content, as well as, movie, television, music and other media content, much of which is obtained from third parties.  Our websites also include features enabling users to upload or add their own content to the websites and modify certain content on the websites.  As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute.  We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

Lapses in our internal controls could adversely affect our operating results and market confidence in our reported financial information

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls or if we experience difficulties in their implementation, our business and operating results and market confidence in our reported financial information could be harmed and we could fail to meet our financial reporting obligations.

As disclosed in Item 9A, management identified a material weakness in internal control over financial reporting relating to the accounting for income taxes under ASC 740, specifically controls over the accuracy and completeness of the deferred tax accounts related to the Company’s tax receivable agreement (“TRA”) with the founding members. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that internal control over financial reporting was not effective based on the framework in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. If remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In August 2015, our former Chief Executive Officer announced his resignation and, following a defined search process conducted by our Board of Directors, a new Chief Executive Officer was appointed in January 2016.  We also appointed a Chief Financial Officer in August 2016 following a defined search process by our Board of Directors. In November 2017, our former General Counsel announced his resignation and, following a defined search process conducted by our Board of Directors, a new General Counsel was appointed in February 2018. If we are not able to find qualified internal or external replacements for critical members of our senior management team; accordingly, the loss of key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock

We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances. Consequently, our ability to obtain operating funds primarily depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and indentures, and the NCM LLC operating agreement. The NCM LLC senior secured credit facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 9 to the audited Consolidated Financial Statements included elsewhere in this document for leverage discussion. The declaration of future dividends on our common stock, will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.  In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, once NCM, Inc. cash balances and investments are extinguished we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business.

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

Pursuant to a director designation agreement, so long as an NCM LLC founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, such NCM LLC founding member will have the right to designate a total of two nominees to our nine-member Board of Directors who will be voted upon by our stockholders.  One such designee by each NCM LLC founding member must meet the independence requirements of the stock exchange on which our common stock is listed.  If, at any time, any NCM LLC founding member owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such NCM LLC founding member shall cease to have any rights of designation. In December 2016, AMC agreed to a proposed final judgement in a lawsuit brought by the U.S. Department of Justice (“DOJ”) in connection with AMC’s acquisition of Carmike Cinemas, Inc (“Carmike”). Among other conditions, AMC was required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. board of directors as well as its rights to nominate any person to serve on the NCM, Inc. board of directors. AMC’s non-independent designee to the board of directors resigned in December 2016.

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

The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future

We cannot predict the effect, if any, that market sales of shares of common stock by NCM LLC’s founding members will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. We expect AMC over the next 16 months to dispose of shares of NCM, Inc. as required by the settlement agreement between AMC and the U.S. Department of Justice (the “DOJ”) entered into in connection with AMC’s acquisition of Carmike Cinemas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Known Trends and Uncertainties – Trends Related to

Ownership in NCM LLC.” If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. The founding members may receive up to 77,839,112 shares of common stock as of December 28, 2017 upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM Inc. and the founding members. Additionally, once options and restricted stock held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Information with respect to our corporate headquarters and regional offices is presented below as of December 28, 2017.  We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	82,721 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,350 sq. ft.
New York, NY (3)	Advertising Sales Office	21,892 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,989 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.
Detroit, MI (7)	Advertising Sales Office	200 sq. ft.
Mountain View, CA (8)	Corporate Development Office	162 sq. ft.

(1)	This facility is leased through June 30, 2018. A new property in Centennial, CO (63,123 sq. ft.) will be leased beginning January 1, 2018 through June 30, 2028.
(2)	This facility is leased through April 30, 2028.
(3)	This facility is leased through April 30, 2032.
(4)	This facility is leased through November 30, 2019.
(5)	This facility is leased through September 30, 2022.
(6)	This facility is leased through July 31, 2019.
(7)	This facility is leased through March 22, 2018.
(8)	This facility is leased through July 31, 2018.
Item 3.	Legal Proceedings

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

Market Information

Our common stock, $0.01 par value, has traded on The NASDAQ Global Market under the symbol “NCMI” since February 8, 2007 (our IPO closed on February 13, 2007). There were 179 stockholders of record as of February 28, 2018 (does not include beneficial holders of shares held in “street name”).  The following table sets forth the historical high and low sales prices per share for our common stock as reported on The NASDAQ Global Market for the fiscal periods indicated and the amount of cash dividends declared per share.

	Fiscal 2017
	High	Low	Cash Dividend Declared Per Share
First Quarter (December 30, 2016 – March 30, 2017)	$15.25	$11.52	$0.22
Second Quarter (March 31, 2017 – June 29, 2017)	$12.74	$7.13	$0.22
Third Quarter (June 30, 2017 – September 28, 2017)	$7.81	$5.12	$0.22
Fourth Quarter (September 29, 2017 – December 28, 2017)	$7.55	$5.36	$0.22

	Fiscal 2016
	High	Low	Cash Dividend Declared Per Share
First Quarter (January 1, 2016 – March 31, 2016)	$15.71	$14.08	$0.22
Second Quarter (April 1, 2016 – June 30, 2016)	$15.76	$13.47	$0.22
Third Quarter (July 1, 2016 – September 29, 2016)	$16.10	$14.38	$0.22
Fourth Quarter (September 30, 2016 – December 29, 2016)	$16.05	$13.37	$0.22

 Dividend Policy

We intend to distribute over time a substantial portion of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax receivable agreement with the founding members) in the form of dividends to our stockholders.  The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of our Board of Directors who will take into account general economic and advertising market business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. While it is the intention of the Company to continue our practice of distributing a substantial proportion of our free cash flow, actual results, ongoing reinvestment in our network and product offerings, as well as, prudent capital management may reduce such distributable free cash flow in future periods. As a result, the Board of Directors continues to review these factors to determine a sustainable distribution rate which balances our operating and strategic needs with those of our lenders and stockholders. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year.  For tax purposes, our dividends paid in 2016 and 2017 were treated as a return of capital to stockholders.

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

On August 23, 2017, NCM LLC received a Notice of Redemption from AMC, and NCM, Inc.’s Board of Directors authorized the exchange of 14,600,000 units for 14,600,000 shares of NCM, Inc. commons stock. In connection with delivering the Notice of Redemption, AMC surrendered common membership units to NCM LLC for cancellation and NCM, Inc. contributed shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by AMC. NCM LLC distributed the shares of NCM, Inc.’s common stock to complete the redemption on September 7, 2017. The issuance of shares in this redemption was exempt from registration as the transaction by NCM, Inc. did not involve a public offering.

On October 5, 2017, NCM LLC received a Notice of Redemption from AMC, and NCM, Inc.’s Board of Directors authorized the exchange of 1,000,000 units for 1,000,000 shares of NCM, Inc. commons stock. In connection with delivering the Notice of Redemption, AMC surrendered common membership units to NCM LLC for cancellation and NCM, Inc. contributed shares of its common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by AMC. NCM LLC distributed the shares of NCM, Inc.’s common stock to complete the redemption on October 20, 2017. The issuance of shares in this redemption was exempt from registration as the transaction by NCM, Inc. did not involve a public offering.

As discussed elsewhere in this document, in connection with AMC’s acquisition of Carmike, AMC has agreed with the DOJ that AMC would divest the majority of its equity interests in the Company and NCM LLC to various specified thresholds, so that by June 20, 2019 it will own no more than 4.99% of the Company and NCM LLC. These redemptions of NCM LLC membership units for Common Stock of NCM, Inc. are in furtherance of this divestiture plan.

Share Repurchase Program

None.

Issuer Purchases of Equity Securities

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
September 29, 2017 through October 26, 2017	—	$—	—	N/A
October 27, 2017 through November 30, 2017	5,329	$6.55	—	N/A
December 1, 2017 through December 28, 2017	604	$6.78	—	N/A

Equity Compensation Plan

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans which is incorporated in this Item by this reference.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on the common stock of the Company (including dividends paid) for the period December 27, 2012 through December 28, 2017 with the Russell 2000 Index and the Dow Jones US Media TSM.

The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Dec. 27, 2012	Dec. 26, 2013	Jan. 1, 2015	Dec. 31, 2015	Dec. 29, 2016	Dec. 28, 2017
National CineMedia, Inc.	100.00	149.01	117.20	135.77	134.36	70.17
Russell 2000	100.00	140.62	147.70	141.18	172.03	198.05
Dow Jones US Media TSM	100.00	149.68	168.10	162.05	184.29	199.91

Item 6.	Selected Financial Data

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

The results of operations data for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 and the balance sheet data as of December 28, 2017 and December 29, 2016 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended January 1, 2015 and December 26, 2013 and the balance sheet data as of December 31, 2015, January 1, 2015 and December 26, 2013 are derived from the audited Consolidated Financial Statements of NCM, Inc.

Results of Operations Data	Years Ended
($ in millions, except per share data)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
REVENUE:
Advertising	$426.1	$447.6	$446.5	$394.0	$426.3
Fathom Events	—	—	—	—	36.5
Total	426.1	447.6	446.5	394.0	462.8
OPERATING EXPENSES:
Advertising operating costs	32.4	30.0	30.8	26.4	29.0
Fathom Events operating costs	—	—	—	—	25.5
Network costs	15.8	17.1	17.8	18.3	19.4
Theater access fees—founding members	76.5	75.1	72.5	70.6	69.4
Selling and marketing costs	72.0	72.8	72.3	57.6	61.5
Merger termination fee and related merger costs	—	—	34.3	7.5	—
Administrative and other costs	37.9	43.8	38.6	29.5	29.4
Depreciation and amortization	37.6	35.8	32.2	32.4	26.6
Total	272.2	274.6	298.5	242.3	260.8
OPERATING INCOME	153.9	173.0	148.0	151.7	202.0
NON-OPERATING (INCOME) EXPENSES (9)	(33.8)	83.5	68.9	77.7	51.2
INCOME BEFORE INCOME TAXES (9)	187.7	89.5	79.1	74.0	150.8
Provision for income taxes (9)	129.0	7.5	19.5	13.6	24.6
CONSOLIDATED NET INCOME (9)	58.7	82.0	59.6	60.4	126.2
Less: Net income attributable to noncontrolling interests	56.2	61.6	48.3	52.2	88.6
NET INCOME ATTRIBUTABLE TO NCM, Inc. (9)	$2.5	$20.4	$11.3	$8.2	$37.6
EARNINGS PER NCM, INC. COMMON SHARE:
Basic (9)	$0.04	$0.34	$0.19	$0.14	$0.67
Diluted (9)	$0.02	$0.34	$0.19	$0.14	$0.66

	As of
Balance Sheet Data (in millions)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
Cash, cash equivalents and marketable securities (1)	$59.5	$68.7	$85.4	$80.6	$126.0
Receivables, net	160.6	160.5	148.9	116.5	120.4
Property and equipment, net	30.7	29.6	25.1	22.4	25.6
Total assets (2) (9)	1,148.1	1,142.5	1,160.0	1,074.7	1,167.1
Borrowings, gross	932.0	935.0	936.0	892.0	890.0
Payable to founding members under tax receivable agreement (9)	133.6	230.7	233.8	231.7	252.4
Equity/(deficit) (9)	(1.2)	(116.7)	(102.6)	(135.4)	(64.2)
Total liabilities and equity (2) (9)	1,148.1	1,142.5	1,160.0	1,074.7	1,167.1

Other Financial and Operating Data	Years Ended
(in millions, except cash dividend declared per common share and screen data)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
OIBDA (3)	$191.5	$208.8	$180.2	$184.1	$228.6
Adjusted OIBDA (3)	$205.1	$230.7	$229.9	$199.3	$234.5
Adjusted OIBDA margin (3)	48.1%	51.5%	51.5%	50.6%	50.7%
Capital expenditures	$12.3	$13.3	$13.0	$8.8	$10.6
Cash dividend declared per common share	$0.88	$0.88	$0.88	$1.38	$0.88
Founding member screens at period end (4) (8)	16,808	17,022	16,981	16,497	16,562
Total screens at period end (5) (8)	20,850	20,548	20,361	20,109	19,878
DCN screens at period end (6) (8)	20,419	20,080	19,760	19,251	19,054
Total attendance for period (7) (8)	655.8	688.8	694.7	688.2	699.2

Notes to the Selected Historical Financial and Operating Data

(1)	Includes short-term and long-term marketable securities.
(2)

During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and Accounting Standards Update 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), on a retrospective basis, which provide guidance for simplifying the presentation of debt issuance costs. In connection with the adoption of ASU 2015-03 and ASU 2015-15, the Company reclassified net deferred financing costs related to NCM LLC’s term loans, secured and unsecured notes in the Consolidated Balance Sheet as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the revolving credit facility remained an asset in the Consolidated Balance Sheet. The amounts presented above for total assets and total liabilities and equity reflect this reclassification as of December 28, 2017, December 29, 2016 and December 31, 2015. Amounts presented as of January 1, 2015 and December 26, 2013 do not reflect the reclassification. If adjusted, the reclassification for ASU 2015-03 and ASU 2015-15 would reduce both total assets and total liabilities and equity shown above by $12.7 million and $14.8 million as of January 1, 2015 and December 26, 2013, respectively.

(3)

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share based payment costs, the merger termination fee and related merger costs, Chief Executive Officer transition costs and early lease termination expense. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the terminated merger with Screenvision, LLC (“Screenvision”), costs associated with the resignation of the Company’s former Chief Executive Officer, or early lease termination expense. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

OIBDA and Adjusted OIBDA do not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to NCM LLC’s founding members.  During the years ended December 28, 2017, December 29, 2016, December 31, 2015, January 1, 2015 and December 26, 2013, the Company recorded integration and other encumbered theater payments of $20.9 million, $2.6 million, $2.7 million, $2.2 million and $2.8 million, respectively, from NCM LLC’s founding members.

(4)	Represents the total number of screens within NCM LLC’s advertising network operated by NCM LLC’s founding members.
(5)	Represents the total screens within NCM LLC’s advertising network.
(6)	Represents the total number of screens that are connected to the DCN.
(7)	Represents the total attendance within NCM LLC’s advertising network.
(8)

Excludes screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for all periods presented.  Refer to Note 4 to the audited Consolidated Financial Statements included elsewhere in this document.

(9)

The prior year balances have been adjusted to reflect the correction of an error. Refer to Note 18 to the audited Consolidated Financial Statements for discussion of the nature and impact of the error on the results of operations data for years ended December 29, 2016 and December 31, 2015 and on the balance sheet data as of December 29, 2016. For the years ended January 1, 2015 and December 26, 2013, this adjustment changed the non-operating expenses and income before income taxes by $1.5 million and $0.8 million, respectively, increased the provision for income taxes by $3.7 million and $4.4 million, respectively, and decreased consolidated net income and net income attributable to NCM, Inc. balances by $5.2 million and $3.6 million, respectively. The adjustment to net income attributable to NCM, Inc. resulted in a $0.09 and $0.07 decrease in basic and diluted EPS for the years ended January 1, 2015 and December 26, 2013, respectively. Additionally, total assets increased by $86.3 million, $83.3 million, and $99.8 million; payable to founding members under tax receivable agreement increased by $67.3 million, $65.4 million, and $79.8 million; Equity/(deficit) decreased by $69.1 million, $73.3 million, and $ 81.9 million; and total liabilities and equity increased by $86.3 million, $83.3 million, and $99.8 million for the years ended December 31, 2015, January 1, 2015 and December 26, 2013, respectively. The error does not impact the Company’s operating income, OIBDA, or Adjusted OIBDA.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015	Dec. 26, 2013
Operating income	$153.9	$173.0	$148.0	$151.7	$202.0
Depreciation and amortization	37.6	35.8	32.2	32.4	26.6
OIBDA	$191.5	$208.8	$180.2	$184.1	$228.6
Share-based compensation costs (1)	11.2	18.3	14.8	7.7	5.9
Merger-related administrative costs (2)	—	—	34.3	7.5	—
CEO transition costs (3)	0.6	3.6	0.6	—	—
Early lease termination expense (4)	1.8	—	—	—	—
Adjusted OIBDA	$205.1	$230.7	$229.9	$199.3	$234.5
Total revenue	$426.1	$447.6	$446.5	$394.0	$462.8
Adjusted OIBDA margin	48.1%	51.5%	51.5%	50.6%	50.7%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying audited Consolidated Financial Statements.
(2)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with the terminated merger with Screenvision.

(3)	Chief Executive Officer transition costs represent severance, consulting and related other costs.
(4)

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

Overview

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (over 19 years remaining as of December 28, 2017) and multi-year agreements with network affiliates, which expire at various dates between May 31, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 16.9 years as of December 28, 2017. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (93% digital cinema projectors and 7% LCD projectors).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local advertising pricing (CPM), local and regional advertising rate per screen per week, local and regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA plus integration and other encumbered theater payments), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Summary Historical and Operating Data

You should read this information in conjunction with the other information contained in this document, and our audited historical financial statements and the notes thereto included elsewhere in this document.

We have made certain corrections to previously disclosed amounts to correct for an error related to the payable to founding members under the tax receivable agreement as of the IPO date and the related deferred tax asset, deferred tax liability, and additional paid in capital (deficit) balances, as well as related non-operating expenses, deferred tax expense and basic and diluted earnings per share as reflected within the tables below. Refer to Note 18 to the audited Consolidated Financial Statements for additional information.

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data).  Refer to “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

	Years Ended			% Change
($ in millions)	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	2016 to 2017	2015 to 2016
Revenue	$426.1	$447.6	$446.5	(4.8%)	0.2%
Operating expenses:
Advertising	178.0	173.9	173.6	2.4%	0.2%
Network, administrative and unallocated costs	94.2	100.7	90.6	(6.5%)	11.1%
Merger termination fee and related merger costs (1)	—	—	34.3	0.0%	(100.0%)
Total operating expenses	272.2	274.6	298.5	(0.9%)	(8.0%)
Operating income	153.9	173.0	148.0	(11.0%)	16.9%
Non-operating (income) expenses	(33.8)	83.5	68.9	NM	21.2%
Income tax expense	129.0	7.5	19.5	NM	(61.5%)
Net income attributable to noncontrolling interests	56.2	61.6	48.3	(8.8%)	27.5%
Net income attributable to NCM, Inc.	$2.5	$20.4	$11.3	(87.7%)	80.5%

Net income per NCM, Inc. basic share	$0.04	$0.34	$0.19	(88.2%)	78.9%
Net income per NCM, Inc. diluted share	$0.02	$0.34	$0.19	(94.1%)	78.9%

Adjusted OIBDA	$205.1	$230.7	$229.9	(11.1%)	0.3%
Adjusted OIBDA margin	48.1%	51.5%	51.5%	(3.4%)	0.0%
Total theater attendance (in millions) (2)	655.8	688.8	694.7	(4.8%)	(0.8%)

NM = Not meaningful.
(1)

Merger termination fee and related merger costs primarily include the merger termination payment and legal, accounting, advisory and other professional fees associated with a terminated merger with Screenvision (refer to Note 8 to the audited Consolidated Financial Statements included elsewhere in this document).

(2)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.  Refer to Note 4 to the audited Consolidated Financial Statements included elsewhere in this document.

Basis of Presentation

Prior to the completion of the IPO, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from NCM LLC’s founding members, and became a member of and the sole manager of NCM LLC. We entered into several agreements to affect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and NCM LLC’s founding members after the completion of these transactions.

The results of operations data discussed herein were derived from the audited Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015, 2016 and 2017 contained 52 weeks.  Our 2018 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 28, 2017	2017
December 29, 2016	2016
December 31, 2015	2015

Results of Operations

Fiscal Years 2017 and 2016

Revenue. Total revenue decreased $21.5 million, or 4.8%, from $447.6 million for 2016 to $426.1 million for 2017. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
National advertising revenue	$296.3	$311.9	$(15.6)	(5.0%)
Local and regional advertising revenue	99.9	107.0	(7.1)	(6.6%)
Founding member advertising revenue from beverage concessionaire agreements	29.9	28.7	1.2	4.2%
Total revenue	$426.1	$447.6	$(21.5)	(4.8%)

 The following table shows data on revenue per attendee for 2017 and 2016:

	Fiscal Year		% Change
	2017	2016	2016 to 2017
National advertising revenue per attendee	$0.452	$0.453	(0.2%)
Local and regional advertising revenue per attendee	$0.152	$0.155	(1.9%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.604	$0.608	(0.7%)
Total advertising revenue per attendee	$0.650	$0.650	0.0%
Total theater attendance (in millions) (1)	655.8	688.8	(4.8%)

(1)

Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for all periods presented.  Refer to Note 4 to the audited Consolidated Financial Statements included elsewhere in this document.

National advertising revenue.  The $15.6 million, or 5.0%, decrease in national advertising revenue (excluding beverage revenue from NCM LLC’s founding members) was due primarily to a 4.7% decrease in impressions sold and a 4.2% decrease in national advertising CPMs (excluding beverage) during 2017, compared to 2016. The decline was partially offset by a $8.0 million, or 19.6%, increase in other revenue not included in the inventory measured by impressions sold or CPMs, related to an increase in branded content and online and mobile revenue. The decrease in national advertising impressions sold was primarily due to lower content partner spending, partially offset by an increase scatter market demand for 2017, compared to 2016. The decrease in national advertising CPMs was due primarily to lower CPMs on revenue from upfront advertisers and unfavorable customer mix as less impressions were sold to higher CPM customers, year over year. However, national inventory utilization remained consistent at 118.4% for 2016 compared to118.5% for 2017, on a 4.8% decrease in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.

Local and regional advertising revenue. The $7.1 million, or 6.6%, decrease in local and regional advertising revenue was driven by a 6.2% decrease in the volume of contracts and a 2.8% decrease in the average contract dollar amount, primarily related to a decrease in spending within the military and tourism category in 2017, compared to 2016. Additionally, local and regional advertising revenue was adversely impacted by hurricanes Harvey and Irma due to reduced advertising spending during the recovery from the storms as well as, by the transfer of AMC theaters to another advertising provider in accordance with the Final Judgement with the DOJ (which were partially offset by the addition of theaters from new affiliates). This decrease in local and regional advertising revenue was partially offset by an increase in online and mobile revenue of approximately $1.9 million in 2017, compared to 2016.

Founding member beverage revenue. The $1.2 million, or 4.2%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was due primarily to a 10.2% increase in beverage revenue CPMs, partially offset by a 6.9% decrease in founding member attendance during 2017, compared to 2016. The 2017 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2015 to 2016, which increased 10.2%.

Operating expenses. Total operating expenses decreased $2.4 million, or 0.9%, from $274.6 million for 2016 to $272.2 million for 2017.  The following table shows the changes in operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Advertising operating costs	$32.4	$30.0	$2.4	8.0%
Network costs	15.8	17.1	(1.3)	(7.6%)
Theater access fees—founding members	76.5	75.1	1.4	1.9%
Selling and marketing costs	72.0	72.8	(0.8)	(1.1%)
Administrative and other costs	37.9	43.8	(5.9)	(13.5%)
Depreciation and amortization	37.6	35.8	1.8	5.0%
Total operating expenses	$272.2	$274.6	$(2.4)	(0.9%)

Advertising operating costs. Advertising operating costs increased $2.4 million, or 8.0%, from $30.0 million for 2016 to $32.4 million for 2017. This increase was primarily the result of a $2.6 million increase in affiliate advertising payments and a $0.8 million increase in personnel related expenses. The increase in affiliate advertising payments was primarily driven by a 13.8%, or 477 screen, increase in the number of average affiliate screens due to the addition of affiliates to our network for 2017, compared to 2016. The increase in personnel related expenses were primarily related to higher salary expense in 2017, compared to 2016. These increases in advertising operating costs were partially offset by a $1.0 million decrease in production costs related to lower production revenue during 2017, compared to 2016.

Network costs. Network costs decreased $1.3 million, or 7.6%, from $17.1 million for 2016 to $15.8 million for 2017. This decrease was primarily related to a $0.8 million decrease in personnel related expenses due to lower salaries and bonus expense (related to lower performance against internal targets) and a $0.2 million decrease in network maintenance costs related to our DCN in 2017, compared to 2016.

Theater access fees—founding members. Theater access fees increased $1.4 million, or 1.9%, from $75.1 million for 2016 to $76.5 million for 2017. The increase was due to a $3.3 million increase due to a contractual 8% rate increase on the fee per patron (the fee per patron rate increases every five years with this increase taking place in 2017) and a $1.2 million increase in the expense associated with the founding member digital screens that are connected to the DCN related primarily to an annual 5% increase specified in the ESAs on this fee. These increases were partially offset by a decrease of $3.1 million in theater access fees due to a 6.9% decrease in founding member attendance in 2017, compared to 2016.

Selling and marketing costs. Selling and marketing costs decreased $0.8 million, or 1.1%, from $72.8 million for 2016 to $72.0 million for 2017. This decrease was primarily due to a $2.8 million decrease in personnel related expenses due primarily to lower commission based expense and lower non-cash share-based compensation expense (driven by lower revenue and lower performance against internal targets), partially offset by severance expense related to the elimination of certain sales leadership positions. Further selling and marketing costs decreased due to a $1.0 million decrease in marketing research during 2017, compared to 2016. These decreases in selling and marketing costs were partially offset by a $2.4 million increase in non-cash impairment expense recorded during 2017, compared to 2016, related to investments obtained in prior years in exchange for advertising services and a $0.9 million increase in online publisher expense driven by an increase in online and mobile revenue.

Administrative and other costs. Administrative and other costs decreased $5.9 million, or 13.5%, from $43.8 million for 2016 to $37.9 million for 2017 due primarily to 1) a $3.0 million decrease in CEO transition costs because of severance expense that occurred in 2016 and 2) $2.3 million of expense related to the modification of the former CEO’s equity awards that occurred during 2016. In addition, personnel related expenses decreased approximately $1.9 million due to lower bonus expense and non-cash share-based compensation expense (related to lower performance against internal targets), partially offset by severance for senior executives recorded in 2017. These decreases to administrative and other costs were partially offset by a $1.8 million early lease termination charge recorded in 2017 for our corporate headquarters (the payment of which was reimbursed by the new landlord).

Depreciation and amortization.  Depreciation and amortization expense increased $1.8 million, or 5.0%, from $35.8 million for 2016 to $37.6 million for 2017. The increase was due to an increase in depreciation expense primarily from more software being placed into service in 2017, compared to 2016 and an acceleration in depreciation expense on the leasehold improvements of our corporate headquarters location following the early termination of our lease.

Non-operating (income) expenses.  Total non-operating expenses decreased $117.3 million, or 140.5%, from $83.5 million in non-operating expense for 2016 to $33.8 million in non-operating income for 2017.  The following table shows the changes in non-operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Interest on borrowings	$52.8	$54.0	$(1.2)	(2.2%)
Interest income	(1.2)	(1.5)	0.3	(20.0%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	18.5	19.6	(1.1)	(5.6%)
Loss on early retirement of debt	—	10.4	(10.4)	(100.0%)
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(103.6)	1.0	(104.6)	NM
Other non-operating income	(0.3)	—	(0.3)	(100.0%)
Total non-operating (income) expense	$(33.8)	$83.5	$(117.3)	(140.5%)

NM = Not meaningful.

The decrease in non-operating expense was due primarily to an increase in the gain on the re-measurement of the payable to the founding members under the tax receivable agreement of $104.6 million in 2017, the absence of a $10.4 million loss on the early retirement of debt recorded in 2016 for the redemption of the senior unsecured notes and a $1.2 million decrease in interest on borrowings primarily related to a one-month period in 2016 between the issuance and redemption of notes, whereby interest was paid on both notes. The gain on the re-measurement of the payable to the founding members was due primarily to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 which made broad and complex changes to the U.S. tax code, including, the reduction of the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of our payable to the founding members under the tax receivable agreement at the lower tax rate.

Income tax expense. Income tax expense increased $121.5 million from $7.5 million in 2016 to $129.0 million in 2017. The increase in income tax expense was due to the Tax Act and the resulting reduction of the U.S. federal corporate tax rate from 35% to 21%, which decreased our net deferred tax assets and increased the corresponding deferred tax expense by $118.2 million during 2017.

Net income. Net income decreased $ 17.9 million from $20.4 million for 2016 to $2.5 million for 2017. The decrease in net income was due to the net impact of a decrease of $19.1 million in operating income and a $121.5 million increase in income tax expense, as described above, partially offset by a decrease of $117.3 million in non-operating expenses and a $5.4 million decrease in income attributable to noncontrolling interests.

Fiscal Years 2016 and 2015

Revenue. Total revenue increased $1.1 million, or 0.2%, from $446.5 million for 2015 to $447.6 million for 2016. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
National advertising revenue	$311.9	$307.0	$4.9	1.6%
Local and regional advertising revenue	107.0	109.5	(2.5)	(2.3%)
Founding member advertising revenue from beverage concessionaire agreements	28.7	30.0	(1.3)	(4.3%)
Total revenue	$447.6	$446.5	$1.1	0.2%

 The following table shows data on revenue per attendee for 2016 and 2015:

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

National advertising revenue.  The $4.9 million, or 1.6%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 9.6% increase in national advertising CPMs (excluding beverage) during 2016 compared to 2015 and a $5.4 million increase in online, mobile and other revenue not included in the inventory measured by impressions sold or by CPMs.  The increase in national advertising CPMs was due primarily to higher CPMs on upfront commitments year over year and to a lesser extent higher CPMs in the scatter market as well.  These increases to revenue were partially offset by an 8.2% decrease in impressions sold during 2016, compared to 2015. The decrease in impressions sold was due primarily to fewer impressions sold during the first half of 2016, compared to the first half of 2015.  The decrease in impressions sold resulted in a decrease in national inventory utilization, from 128.3% in 2015 to 118.4% in 2016 on a 0.8% decrease in network attendance.  Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our pre-show, which can be expanded, should market demand dictate.

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

Founding member beverage revenue.  The $1.3 million, or 4.3%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was due to a decrease of $3.0 million related to one of the founding members reducing the length of its beverage advertising unit by 30 seconds beginning July 1, 2015, partially offset by a 5.7% increase in beverage revenue CPMs. The 2016 beverage revenue CPM is based on the change in CPM during segment one of the pre-show from 2014 to 2015, which increased 5.7%.

Operating expenses. Total operating expenses decreased $23.9 million, or 8.0%, from $298.5 million for 2015 to $274.6 million for 2016.  The following table shows the changes in operating expense for 2016 and 2015 (in millions):

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

Advertising operating costs. Advertising operating costs decreased $0.8 million, or 2.6%, from $30.8 million for 2015 to $30.0 million for 2016. This decrease was primarily due to a $0.4 million decrease in personnel related expenses and $0.2 million lower on-screen production costs during 2016, compared to 2015.

Network costs. Network costs decreased $0.7 million, or 3.9%, from $17.8 million for 2015 to $17.1 million for 2016 due primarily to a decrease of $0.5 million in network maintenance costs related to our DCN.

Theater access fees—founding members. Theater access fees increased $2.6 million, or 3.6%, from $72.5 million for  2015 to $75.1 million for 2016.  The increase was due to a $2.6 million increase in the fee associated with the number of founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment.  The $2.6 million increase in digital screen fees increased $1.5 million related to an annual 5% rate increase specified in the ESAs and $1.1 million from an increase in the number of founding member screens equipped with higher quality digital cinema equipment.  Theater access fees based upon founding member attendance remained consistent during 2016, compared to 2015 as founding member attendance remained flat year over year.

Selling and marketing costs. Selling and marketing costs increased $0.5 million, or 0.7%, from $72.3 million for 2015 to $72.8 million for 2016. This increase was primarily due to an increase of $0.9 million in online publisher expense related to higher online and mobile revenue, a $0.8 million increase in marketing research expenses and $0.7 million due to a non-cash impairment charge on an investment obtained in exchange for advertising services. These increases to selling and marketing costs were partially offset by a $1.7 million decrease in personnel related expenses due primarily to lower commission and bonus expense during 2016, compared to 2015.

Administrative and other costs. Administrative and other costs increased $5.2 million, or 13.5%, from $38.6 million for 2015 to $43.8 million for 2016 due primarily to a $3.0 million increase in CEO transition costs, which consisted primarily of severance and consulting costs to our former CEO, a $0.7 million increase in personnel-related costs related primarily to higher non-cash share based compensation expense associated with modifying equity awards with our former CEO, a $0.7 million increase in franchise and other non-income based tax expenses and a $0.6 million increase in professional service costs.

Depreciation and amortization. Depreciation and amortization expense increased $3.6 million, or 11.2%, from $32.2 million for 2015 to $35.8 million for 2016.  The increase was due to an increase in amortization expense of intangible assets related primarily to founding member common unit adjustments, partially offset by lower depreciation expense as assets became fully depreciated.

Merger termination fee and related merger costs. The merger termination fee and related merger costs were $34.3 million for 2015 due to the merger termination payment of approximately $26.8 million and approximately $7.5 million in primarily legal, accounting, advisory and other professional fees associated with the terminated Screenvision merger.

Non-operating expenses. Total non-operating expenses increased $14.6 million, or 21.2%, from $68.9 million for 2015 to $83.5 million for 2016.  The following table shows the changes in non-operating expense for 2016 and 2015 (in millions):

	Fiscal Year		$ Change	% Change
	2016	2015	2015 to 2016	2015 to 2016
Interest on borrowings	$54.0	$52.2	$1.8	3.4%
Interest income	(1.5)	(1.6)	0.1	(6.3%)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	19.6	19.4	0.2	1.0%
Amortization of terminated derivatives	—	1.6	(1.6)	(100.0%)
Loss on early retirement of debt	10.4	—	10.4	100.0%
Loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	1.0	(2.9)	3.9	NM
Other non-operating expense (income)	—	0.2	(0.2)	(100.0%)
Total non-operating expenses	$83.5	$68.9	$14.6	21.2%

The increase in non-operating expense was due primarily to a $10.4 million loss on early retirement of debt recorded in 2016 as a result of the redemption of our Notes due 2021. The loss on early retirement of debt included an approximate $7.9 million redemption premium and the write-off of approximately $2.5 million in unamortized debt issuance costs. Loss on re-measurement of the payable to founding members under the tax receivable agreement increased $3.9 million due to greater expense in 2016 related to the re-measurement of the payable to founding members under the TRA due to changes in the Company’s effective tax rate. The interest on borrowings increased approximately $1.8 million in 2016 compared to 2015 due to the one-month period between the issuance of the Notes due 2026 in August 2016 and the redemption of the Notes due 2021 in September 2016, whereby interest was paid on both notes for one month, as well as, a higher LIBOR rate on our term loans during 2016 compared to 2015. These increases in non-operating expenses were partially offset by a $1.6 million decrease in the amortization of terminated derivatives as the amortization period ended in February 2015.

Net income. Net income increased $9.1 million from $11.3 million for 2015 to $20.4 million for 2016. The increase in net income was primarily due to an increase of $25.0 million in operating income, as described above, and a decrease of $12.0 million in income tax expense due primarily to a change of $7.8 million for a reserve for uncertain tax positions as $4.9 million of reserve was added during 2015 and $2.9 million was reversed during 2016 as the statute of limitations expired in the period.  Additionally, income tax expense decreased by $4.8 million related to the revaluation of the deferred tax asset associated with the payable to founding members under the TRA due to changes in the Company’s effective tax rate. These increases to net income were partially offset by an increase of $14.6 million in non-operating expense, as described above, and a $13.3 million increase in income attributable to noncontrolling interests.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Our Marketplace—Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national and local advertisers.  Further, we could be negatively impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 47.9% of our network as of January 17, 2018), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, increases in theater ticket prices as compared to other entertainment options, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The motion picture box office could be impacted by audience’s interest in the available motion pictures, shrinking theatrical exclusive release windows, and the marketing efforts of the major motion picture studios. These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.

Through continued participation in the advertising upfront marketplace, we believe that over time we will be able to secure more upfront commitments from advertisers. This will allow us to bundle several client flights throughout the year in an effort to stabilize month-to-month and quarter-to-quarter volatility. These upfront customers include agreements entered into with content partners who provide original entertainment content segments and make commitments to buy a portion of our advertising inventory at a specified CPM. Consistent with the television industry upfront booking practices, a portion of our upfront and content partner commitments have cancellation options or options to reduce the amount that advertisers may purchase and we would need to rely on the scatter market to replace those commitments. In addition, advertising sold through our upfront commitments may be placed throughout the period very irregularly which may affect our overall sales; for example, if a substantial portion of advertising from our upfront commitments is scheduled for peak periods of advertising demand, we will have fewer peak period advertising slots available for sale into the higher priced scatter market. Volatility in scatter market demand could cause our financial results to vary period to period.

Our Network—The net screens added to our network by the founding members and network affiliates during 2017 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2016	17,022	3,526	20,548
New affiliates (1)	—	525	525
AMC screen transfers (2)	(318)	—	(318)
Openings, net of closures	104	(9)	95
Balance as of December 28, 2017	16,808	4,042	20,850

(1)	Represent seven new affiliates added to our network during 2017.
(2)	Refer to Memorandum of Understanding with AMC below for further information.

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

Memorandum of Understanding with AMC—During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding Memorandum of Understanding (“MOU”) with AMC to effectuate aspects of the Final Judgment entered into by the Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc. Pursuant to the MOU, AMC received NCM LLC common membership units in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  Since these theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded a reduction to net intangible assets of $20.9 million, $2.6 million and $2.7 million, respectively, related to these Carmike integration and other encumbered theater payments as well as those made by AMC and Cinemark for the previous acquisition of Rave Cinemas. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, AMC and Cinemark paid a total of $12.9 million, $2.4 million and $2.6 million, respectively, related to the integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively).

Further, during the first quarter of 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered NCM LLC common membership units during the first quarter of 2017.  At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment.  AMC will surrender NCM LLC common unit membership units to NCM LLC for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date.  These 22 transferred and sold theaters represent approximately 1.3% of our total theater network as of December 28, 2017.  The Common Unit Adjustments are discussed further within Trends Related to Ownership in NCM LLC below.

Lastly, AMC also agreed to reimburse us for our incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, our financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the year ended 2017, we incurred $1.3 million of these costs, of which $1.0 million was reimbursed during 2017 and the remaining $0.3 million is included within administrative costs within the Consolidated Income Statement.

Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.7% over the last five years.  In the year ended December 28, 2017, we experienced a decline of 4.2%, in national advertising CPMs (excluding beverage revenue) compared to the year ended December 29, 2016.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the years ended 2017 and 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC, which in 2017 increased 1.1%. Thus, the CPM on our beverage concessionaire revenue in 2018 will increase by 1.1% compared to 2017. Beverage revenue is also impacted by network theater attendance. The ESAs additionally entitle us to these beverage payments for encumbered theaters. These payments are accounted for as a reduction to the intangible asset.

Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the most recent increase occurring in fiscal year 2017. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment. As of December 28, 2017, 99% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal. The payment per digital screen increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 28, 2017 and December 29, 2016, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

Trends and Uncertainties Related to Liquidity and Financial Performance

Debt—During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads. In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due 2021. The remaining proceeds, after the payment of fees and the redemption premium were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and senior notes, we extended the average maturities of our debt and as of December 28, 2017, the average remaining maturity of our debt is 4.7 years.  As of December 28, 2017, approximately 70% of our outstanding borrowings bear interest at fixed rates.  The remaining 30% of our outstanding borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with interest rate fluctuations related to our borrowings. Refer to Note 9 to the audited Consolidated Financial Statements included elsewhere in this document.

Dividends—At times our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus certain cash items) has been less than our regular dividend payment.  Any deficit has been funded by NCM, Inc.’s cash and marketable securities balances.  As of December 28, 2017, these cash and marketable securities balances totaled $54.9 million (excluding NCM LLC). We intend to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with our intention to distribute over time a substantial portion of our free cash flow.  The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. While it is the intention of the Company to continue our practice of distributing a substantial proportion of our free cash flow the Board of Directors continues to review the factors listed above and others as deemed relevant to determine a sustainable distribution rate which balances our operating and strategic needs with those of our lenders and stockholders.

Taxes and the Impact of the Tax Reform— On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ending December 27, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) creating full expensing of qualified property, (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (5) limiting the amount of compensation that can be deducted for highly compensated officers by terminating the exclusion of performance-based compensation from the $1 million per employee, per year limitation.  We have accounted for the tax effects of the Tax Act as of December 28, 2017 (primarily revaluing deferred tax assets and liabilities and the payable to founding members at the new tax rates), as discussed further within Note 6 to the audited Consolidated Financial Statements included elsewhere in this document. We expect the most significant impact of the Tax Act to be an annual reduction of the payments made to the founding members under the tax receivable agreement of approximately $8.0 to $10.0 million beginning with the payment for the year ending December 27, 2018 which will be made in 2019. This estimate is based on the impact that the new lower tax rates, and other Tax Act provisions, would have on our payment for the year ending December 28, 2017.

Our effective tax rate for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was 98.1%, 26.8% and 53.7%, respectively. Our tax rate is affected by recurring items and the relative amount of income that NCM, Inc. earns in various state and local jurisdictions. Our tax rate is also impacted by discrete items that may occur in any year. The increase in the tax rate for the year ended 2017 was due primarily to the Tax Act enacted on December 22, 2017 and the resulting reduction of the U.S. federal corporate tax rate from 35% to 21%, partially offset by the reversal of the reserve for uncertain tax positions during 2017. The decrease in the corporate tax rate decreased the net deferred tax assets and increased the corresponding deferred tax expense by $118.2 million during 2017. The decrease in the tax rate for the year ended December 29, 2016 was due to a reversal of a $2.9 million reserve for uncertain tax positions in 2016 because the statute of limitations expired during the period and $2.2 million of additional benefit recognized within deferred tax expense related to the revaluation of the deferred tax asset arising from the payable to founding members under the TRA due to changes in the Company’s effective tax rate. As of December 28, 2017, we have federal and state net operating loss carryforwards of approximately $46.4 million and $62.5 million, respectively, which we expect to be able to utilize prior to their expiration. Refer to Note 6 to the audited Consolidated Financial Statements included elsewhere in this document for further information.

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

During 2017, the following Common Unit Adjustments occurred:

1.

Annual Common Unit Adjustment for 2016 Fiscal Year—During 2017, NCM LLC issued approximately 2.4 million common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2016 fiscal year.

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

During 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for the like number of shares of NCM, Inc.’s common stock. The Company accounted for the change in its ownership interest in NCM LLC as an equity transaction and no gain or loss was recognized in the Consolidated Statements of Income.

Overall, NCM, Inc.’s ownership in NCM LLC increased to 49.5% as of December 28, 2017 compared to 43.7% at December 29, 2016 due primarily to AMC’s redemption of units for shares of NCM, Inc.’s common stock, partially offset by the common unit adjustments described above, which has proportionally increased net income attributable to NCM, Inc. and decreased net income attributable to noncontrolling interests. Refer to the table below to review the changes in ownership of NCM LLC during 2017.

	As of
	March 30, 2017	June 29, 2017	September 28, 2017	December 28, 2017
NCM, Inc.	39.3%	39.3%	48.8%	49.5%
AMC	24.7%	24.7%	15.2%	14.5%
Cinemark	18.1%	18.1%	18.1%	18.1%
Regal	17.9%	17.9%	17.9%	17.9%

AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of December 28, 2017, AMC owned 15.1% of NCM’s outstanding equity interests. When AMC redeems its common membership units for NCM, Inc. common stock, NCM, Inc.’s ownership would increase proportionally and the number of shares outstanding of NCM, Inc. common stock would increase, which would also result in greater dividend payments by NCM, Inc. The increase in NCM, Inc.’s ownership would also result in higher available cash payments to NCM, Inc. (and lower available cash payments to AMC).

Pursuant to NCM, Inc.’s Amended and Restated Certificate of Incorporation and NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended, members of NCM LLC, other than NCM, Inc., may choose to have common membership units redeemed, and NCM, Inc. may elect to redeem through either a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date or the issuance of shares of its common stock on a one-for-one basis.

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

A summary of our financial liquidity is as follows (in millions):

	Years Ended			$ Change
	December 28, 2017	December 29, 2016	December 31, 2015	2016 to 2017	2015 to 2016
Cash, cash equivalents and marketable securities (1)	$59.5	$68.7	$85.4	$(9.2)	$(16.7)
Revolver availability (2)	158.2	158.8	69.0	(0.6)	89.8
Total liquidity	$217.7	$227.5	$154.4	$(9.8)	$73.1

(1)

Included in cash and cash equivalents as of December 28, 2017, December 29, 2016 and December 31, 2015 there was $4.6 million, $10.7 million and $3.0 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.

(2)

The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million, $135.0 million and $135.0 million less $4.8 million, $1.2 million and $0.0 million, respectively, of outstanding letters of credit or $170.2 million, $133.8 million and $135.0 million, respectively, as of December 28, 2017 and December 29, 2016 and December 31, 2015, respectively.

We have generated and used cash as follows (in millions):

	Years Ended
	2017	2016	2015
Operating cash flow	$138.9	$133.5	$105.3
Investing cash flow	$8.5	$(4.3)	$1.4
Financing cash flow	$(140.2)	$(137.9)	$(88.4)

Cash Flows – Fiscal Years 2017 and 2016

Operating Activities. The $5.4 million increase in cash provided by operating activities for 2017 compared to 2016 was due primarily to an increase in the change in accounts receivable of $13.4 million related to higher collections and a decrease of $6.5 million in payments to founding members under the tax receivable agreement, partially offset by a net decrease of $8.2 million in consolidated net income less the net change in tax related to non-cash items and an increase of $5.8 million in the change in accounts payable and accrued expenses due to timing of payments.

Investing Activities. The $12.8 million increase in cash provided by investing activities for 2017 compared to 2016 was due primarily to lower purchases of marketable securities, net of proceeds, of approximately $8.7 million and $2.8 million higher proceeds from founding member notes receivable due to timing of payments.

Financing Activities. The $2.3 million increase in cash used in financing activities for 2017 compared to 2016 was primarily due to the net impact of a $10.5 million increase in integration and other encumbered theater payments due to more founding member acquisitions and a $19.7 million increase in distributions to founding members.

Cash Flows – Fiscal Years 2016 and 2015

Operating Activities.  The $28.2 million increase in cash provided by operating activities for the year ended December 29, 2016 compared to the year ended December 31, 2015 was due primarily to a $22.4 million increase in consolidated net income, as described further above, and an increase in the change in accounts receivable of $22.0 million related to higher collections, partially offset by a $11.9 million decrease in the change in accounts payable and accrued expenses due primarily to lower accrued bonus expense.

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

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 28, 2017 were $54.9 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.  Refer to Note 9 to the audited Consolidated Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2016 and 2017.

Management believes that future funds generated from NCM LLC’s operations and cash on hand and availability under the revolving credit facility should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (the founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for 2017, was approximately $160.9 million, of which approximately $75.9 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund payments associated with the tax receivable agreement with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on March 9, 2018 of $0.17 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 22, 2018 to be paid on March 29, 2018. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the tax receivable agreement with the founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. While it is the intention of the Company to continue its practice of distributing a substantial portion of its free cash flow, the Board of Directors continues to review the factors listed above and others as deemed relevant to determine a sustainable distribution rate which balances the operating and strategic needs of the Company with those of its lenders and stockholders.

Capital Expenditures

Capital expenditures of NCM LLC include capitalized software development or upgrades for our DCS and advertising proposal and inventory management, audience targeting and data management systems as well as digital applications being developed primarily by our programmers and outside consultants, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theaters when they are added to our network.  Capital expenditures for the year ended December 28, 2017 were $12.3 million (including $1.9 million associated with network affiliate additions) compared to $13.3 million (including $1.1 million associated with network affiliate additions) for the 2016 period.  The capital expenditures have typically been satisfied through cash flow from operations.  All capital expenditures related to the DCN within the founding members’ theaters have been made by the founding members under the ESAs.  We expect they will continue to be made by the founding members in accordance with the ESAs.

We expect to make approximately $19.0 million to $21.0 million of capital expenditures in fiscal 2018, primarily for $8.0 million to $9.0 million of digital product development, $1.0 million to $2.0 million of headquarter relocation costs and approximately $10.0 million in upgrades to our DCS distribution and content management software and our other internal management systems, including our proposal, inventory and audience targeting and data management systems, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. We expect these digital products to allow us to capture exclusive first party data on our viewers and build our own foundational capabilities for digital ad buying, selling and serving. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, create more targeted buys and provide more robust campaign data for our advertising clients to help drive future growth.  Our capital expenditures may increase as we add additional network affiliates to our network.  We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.  The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.

Financings

As of December 28, 2017, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, NCM LLC entered into an incremental amendment of its senior secured credit facility whereby the revolving credit facility was increased by $40.0 million to $175.0 million and matures November 26, 2019 which corresponds with the maturity date of the $270.0 million term loans.

On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes. On September 19, 2016, NCM LLC redeemed its $200.0 million 7.875% Senior Unsecured Notes at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest. On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes. For further information, refer to Note 9 to the audited Consolidated Financial Statements located elsewhere in this document.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 28, 2017, including a consolidated net senior secured leverage ratio as of December 28, 2017 of 3.2 versus a covenant of 6.5 times for each quarterly period.  NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiary so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times.

There are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. If there are limitations on the restricted payments, NCM LLC may not declare or pay any dividends, make any payments on account of NCM LLC, set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM, Inc. can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.

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

Allowance for Doubtful Accounts

Nature of Estimates Required.  The allowance for doubtful accounts represents management’s estimate of probable credit losses inherent in its trade receivables, which represent a significant asset on the balance sheet. Estimating the amount of the allowance for doubtful accounts requires significant judgment and the use of estimates related to the amount and timing of estimated losses based on historical loss experience, consideration of current economic trends and conditions and debtor-specific factors, all of which may be susceptible to significant change. Amounts deemed uncollectible within the account receivable balance are charged against the allowance, while recoveries of amounts previously charged are credited to the allowance. A provision for bad debt is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as, other pertinent factors. To the extent actual outcomes differ from management estimates, additional provision for bad debt could be required that could adversely affect earnings or financial position in future periods.

Sensitivity Analysis.  As of December 28, 2017, our allowance for doubtful accounts was $6.0 million, or 3.6% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 28, 2017 would have affected net income attributable to NCM, Inc. by approximately $0.1 million.

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

The fair value of restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment.  We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, for both stock options and restricted stock we estimate a forfeiture rate to reflect the potential separation of employees.

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

Income Taxes

Nature of Estimates Required.  We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognized a deferred tax asset associated with the basis difference in our investment in NCM LLC. However, a portion of the total basis difference will only reverse upon the sale of our interest in NCM LLC, which we expect would result in a capital loss. Therefore, as of December 28, 2017 we have a valuation allowance in the amount of $98.1 million against the deferred tax asset to which this portion relates. We have incurred taxable losses in recent years due primarily to amortization of intangible assets recorded on our tax returns resulting from an election by NCM LLC made under Internal Revenue Code §754 of the Internal Revenue Code to step-up the Company’s outside basis in its share of NCM LLC’s inside basis of assets under IRC §743(b).  No valuation allowance is deemed necessary for these deferred tax assets as we expect future taxable income (as amortization of these items will cease) and we expect to be able to utilize our net operating loss carryforwards prior to their expiration. Further, we have and continue to expect to generate pre-tax book income.

In addition, due to the basis differences resulting from our IPO-related transactions (including the tax receivable agreement with the founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the tax receivable agreement to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above.  The requirements of the tax receivable agreement, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements.  If we were to fail to meet certain of the requirements of the tax receivable agreement, we could be subject to additional payments to taxing authorities or to the founding members.  We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the audited Consolidated Financial Statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

On December 22, 2017, the U.S. government enacted the Tax Act. This legislation led to adjustments to our net deferred tax assets and payable to founding members under the tax receivable agreement. Refer to Note 6 to the audited Consolidated Financial Statements included elsewhere in this document for further discussion of the impacts recorded. Additionally, refer to the Trends and Uncertainties section of Management’s Discussion and Analysis for discussion of the expected impacts to future years.

We have established a reserve for material, known tax exposures.  As of December 28, 2017, the total amount of the tax reserve was $0.3 million, including accrued interest and penalties, net of related items.  Our reserve reflects management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement.  While we believe our reserve is adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to the reserve, our income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from our tax position as recorded in the financial statements and the final resolution of a tax issue during the period.  Such resolution could materially increase or decrease income tax expense in the audited Consolidated Financial Statements in future periods and could impact operating cash flows. While we believe that our reserves are adequate to cover reasonably expected tax risks, in the event that the ultimate resolution of our uncertain tax positions differs from our estimates, we may be exposed to material increases in income tax expense, which could materially impact our financial condition, results of operations and cash flows. Refer to Note 6 to the audited Consolidated Financial Statements included elsewhere in this document.

Sensitivity Analysis.  For fiscal 2017, our provision for income taxes was $129.0 million.  Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.  A one percent change in the effective tax rate from 98.1% to 99.1% would have increased the current year income tax provision by approximately $1.3 million.

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

Contractual and Other Obligations

Our contractual obligations as of December 28, 2017 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$—	$282.0	$400.0	$250.0	$932.0
Cash interest on borrowings (2)	51.7	106.4	61.3	53.6	273.0
Office leases	3.3	6.8	6.8	25.5	42.4
Network affiliate agreements (3)	20.3	34.5	24.9	2.9	82.6
Payable to founding members under tax receivable agreement (4)	19.6	33.0	37.1	43.9	133.6
Interest on payable to founding members under tax receivable agreement (5)	18.6	37.2	37.2	6.4	99.4
Total contractual cash obligations	$113.5	$499.9	$567.3	$382.3	$1,563.0

(1)

We have a $175.0 million variable rate revolving credit facility of which $12.0 million was outstanding as of December 28, 2017 and $4.8 million is restricted due to outstanding letters of credit.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

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

(3)

The value in this table represents the maximum potential payout under the revenue guarantees made by NCM LLC to its network affiliates.  During 2017, NCM LLC paid $0.1 million under these agreements and no liabilities were recorded as of December 28, 2017 for these obligations.  For additional details refer to the information provided under Note 12 to the audited Consolidated Financial Statements included elsewhere in this document.

(4)

The tax receivable agreement entered into at the completion of our IPO provides for the payment by us to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets.  The payments to NCM LLC’s founding members are based, in part, on actual annual income and as such, will vary based on our operating results.  The value in the table represents the estimated amounts payable under the tax receivable agreement as of December 28, 2017.

(5)

The tax receivable agreement described in footnote 4 above was discounted and recorded at fair value.  The value in the table represents the estimated accretion of interest that would be due on the discounted payable as of December 28, 2017.

The ESAs require payments based on a combination of founding member attendance, the number of digital screens of each founding member and the number of higher quality digital cinema systems of each NCM LLC founding member.  The amount relating to the attendance factor will vary from quarter to quarter and year to year as theater attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of the founding members. The payments made to the founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs.  The rate per attendee increases 8% every five years, with the next such increase taking effect for fiscal year 2022, while the rate per digital screen and digital cinema system screen increase 5% annually.  The table above does not include amounts payable under the ESAs as they are based on variable factors, which are not capable of precise estimation.

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to consumers’ increased interest in the available motion pictures. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand.  Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2015, 2016 and 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2015	17.2%	27.2%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2022 bear interest at fixed rates, and therefore are not subject to market risk. As of December 28, 2017, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $12.0 million and $270.0 million outstanding as of December 28, 2017 on our revolving credit facility and term loan, respectively.

Item 8.	Financial Statements and Supplementary Data

Refer to Index to Financial Statements and Supplemental Information on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 28, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

In connection with the Company’s Annual Report on Form 10-K for the year ended December 29, 2016, filed on February 24, 2017, the CEO and CFO evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2016. Based upon those evaluations, the CEO and CFO concluded that the Company's disclosure controls and procedures were effective as of December 29, 2016. Subsequent to that evaluation and as a result of the access to additional information and through consultations with tax advisors specializing in the tax implications of the Company’s corporate structure, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 29, 2016, due to the material weakness described below relating to the accounting for income taxes under ASC 740, specifically controls over the accuracy and completeness of the deferred tax accounts related to the Company’s TRA with the founding members.

Notwithstanding the material weakness described below, based on the additional analysis and other post-closing procedures performed, the Company believes the audited Consolidated Financial Statements and other financial information included in this Annual Report on Form 10-K, are fairly presented, in all material respects, in conformity with accounting principles generally accepted in the United States of America.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in COSO.  As a result of the material weakness in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 28, 2017.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Identification of the Material Weakness in Internal Controls over Financial Reporting: The Company did not design and maintain effective internal controls over its accounting for income taxes under ASC 740, including controls over the accuracy and completeness of the deferred tax accounts related to the Company’s TRA with the founding members and re-measurement of deferred taxes related to the tax reform act. The material weakness resulted in an error related to the payable to the founding members under the TRA, deferred tax assets, deferred tax liabilities, APIC, deferred tax expense and the accretion of interest on the payable to founding members under the TRA (within non-operating expense) balances included in the Company’s financial statements that were identified by management during the fourth quarter of 2017. The error was corrected by revising the financial information for the prior years presented herein, including a cumulative adjustment to retained earnings. Refer to Note 18 to the audited Consolidated Financial Statements for further information.

The Company’s internal control over financial reporting as of December 28, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting. Other than the material weakness noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 28, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Plan for Remediation of the Material Weakness in Internal Control over Financial Reporting: Management, with the oversight of the Audit Committee of the Board of Directors, is actively engaged in the planning for and implementation of remediation efforts to address the material weakness. Management plans to implement the following in order to remediate the material weakness:

•

Redesign the Company’s review control over the deferred tax assets and liabilities (and book and tax basis differences) to include all balance sheet accounts, not just accounts for which the Company has recorded deferred tax assets or liabilities.

•

Simplify the Company’s accounting for the TRA by adopting a change in accounting principle in 2018 to present the payable to founding member liability as the undiscounted amount of all expected future payments under the agreement. The Company believes that the gross presentation will be preferable because it is consistent with the common practice of other companies with such TRA agreements and it provides readers of the financial statements more relevant information of the full amount due to the founding members under the TRA. This simplification will also reduce the complexity of management’s manual calculations, and thus, reduce the potential for error.

•

Ensure the documentation summarizing the results of the review of the income tax provision by the Company’s third-party tax advisors, which is performed as part of the Company’s existing controls, is completed timely and reviewed by management and the Audit Committee prior to the completion and filing of the Company’s Form 10-K.

•	Engage the Company’s third-party tax advisors that assist on the annual income tax provision review to review the Company’s quarterly provisions.

Management is committed to continuous improvement of the Company’s internal control over financial reporting and will continue to diligently review the Company’s internal control over financial reporting.  As management continues to evaluate and work to improve internal control over financial reporting, the Company may determine to take additional measures to address control deficiencies or determine to modify certain of the remediation measures described above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

National CineMedia, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the "Company") as of December 28, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: accounting for income taxes under ASC 740, including controls over the accuracy and completeness of the deferred tax accounts related to the Company’s tax receivable agreement (“TRA”) with the founding members and re-measurement of deferred taxes related to the tax reform act. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 28, 2017, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 16, 2018

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

(b)  Exhibits

Refer to Exhibit Index, beginning on page 60.

(c)  Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

3.1		Amended and Restated Certificate of Incorporation.	10-Q	001-33296	3.1	5/6/2011

3.2		Amended and Restated Bylaws.	S-8	001-33296	4.2	2/13/2007

4.1		Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	4/30/2012

4.2		Form of 6.000% Senior Secured Notes due 2022 (included in Exhibit 4.1).	8-K	001-33296	4.1	4/30/2012

4.3		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	8/19/2016

4.4		Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.1).	8-K	001-33296	4.1	8/19/2016

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	2/16/2007

10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	10-Q	001-33296	10.1.1	8/7/2009

10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	8/10/2010

10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	8-K	001-33296	10.1.3	9/9/2013

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.3	3/15/2017

10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.4.4	2/21/2014

10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	3/15/2017

10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.5.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.7		First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.8	2/16/2007

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.8		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.9		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.10		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.11		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.12		Amended and Restated Credit Agreement among National CineMedia, LLC and Barclays Bank PLC, as Lead Arranger dated as of November 26, 2012.	8-K	001-33296	10.1	11/28/2012

10.12.1		Amendment No. 4 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC and Barclays Bank PLC, as administrative agent dated as of November 26, 2012.	8-K	001-33296	10.2	11/28/2012

10.12.2		Amendment No. 5 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of May 2, 2013.	8-K	001-33296	10.1	5/7/2013

10.12.3		Amendment No. 6 to the Credit Agreement dated as of February 13, 2007, as amended, restated, modified or otherwise supplemented, among National CineMedia LLC, certain lenders party thereto and Barclays Bank PLC, as administrative agent dated as of July 2, 2014.	8-K	001-33296	10.1	7/3/2014

10.13		Employment Agreement dated as of December 31, 2015, by and between National CineMedia, Inc. and Andrew J. England. +	8-K	001-33296	10.1	1/5/2016

10.14		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia LLC and Clifford E. Marks. +	10-Q	001-33296	10.1	5/12/2015

10.15		Employment Agreement dated August 11, 2016, between the Company and Katherine L. Scherping. +	8-K	001-33296	10.1	8/11/2016

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.17		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	8-K	001-33296	10.18	2/16/2007

10.17.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	10-K	001-33296	10.18.1	3/6/2009

10.17.2		Separation, General Release and Consulting Agreement dated as of November 6, 2017, by and between National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	8-K	001-33296	10.1	11/7/2017

10.18		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.18.1		Director Service Agreement dated April 28, 2017, among National CineMedia, Inc., National CineMedia, LLC and Scott Schneider. +	8-K	001-33296	10.1	5/4/2017

10.19		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.20		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.21		Form of Option Substitution Award. +	S-8	001-33296	4.4	2/13/2007

10.22		Form of Restricted Stock Substitution Award. +	S-8	001-33296	4.5	2/13/2007

10.23		Form of Stock Option Agreement. +	S-8	001-33296	4.6	2/13/2007

10.24.1		Form of 2009 Stock Option Agreement. +	10-K	001-33296	10.22.1	3/6/2009

10.24.2		Form of 2010 Stock Option Agreement. +	10-K	001-33296	10.22.2	3/9/2010

10.24.3		Form of 2011 Stock Option Agreement. +	10-K	001-33296	10.22.3	2/25/2011

10.24.4		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.25		Form Restricted Stock Agreement. +	S-8	001-33296	4.7	2/13/2007

10.25.1		Form of 2015 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.23.7	2/27/2015

10.25.2		Form of 2015 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.23.8	2/27/2015

10.25.3		Form of 2016 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.23.7	2/26/2016

10.25.4		Form of 2016 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.23.8	2/26/2016

10.25.5		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Time Based).	S-8	001-33296	4.2	4/29/2016

10.25.6		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Performance Based).	S-8	001-33296	4.3	4/29/2016

10.25.7		Form of 2017 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.26.9	2/24/2017

10.25.8		Form of 2017 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.26.10	2/24/2017

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.25.9	(1)	Form of 2018 Restricted Stock Agreement (Time Based). +	10-K	333-176056	10.24.9	3/14/2018

10.25.10	(1)	Form of 2018 Restricted Stock Agreement (Performance Based). +	10-K	333-176056	10.24.10	3/14/2018
10.26		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

10.26.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	S-8	001-33296	4.4	4/29/2016

10.26.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	10-K	001-33296	10.27.2	2/24/2017

10.27		National CineMedia, Inc. Executive Performance Bonus Plan. +	8-K	001-33296	10.1	5/2/2013

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
+	Management contract.
(1)	Incorporated by reference to the exhibit listed from NCM LLC’s Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Dated:	March 19, 2018	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	March 19, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. England	Chief Executive Officer and Director	March 19, 2018
Andrew J. England	(Principal Executive Officer)

/s/ Katherine L. Scherping	Chief Financial Officer	March 19, 2018
Katherine L. Scherping	(Principal Financial and Accounting Officer)

/s/ Scott N. Schneider	Chairman	March 19, 2018
Scott N. Schneider

/s/ Lawrence A. Goodman	Director	March 19, 2018
Lawrence A. Goodman

/s/ David R. Haas	Director	March 19, 2018
David R. Haas

/s/ Thomas F. Lesinski	Director	March 19, 2018
Thomas F. Lesinski

/s/ Paula Williams Madison	Director	March 19, 2018
Paula Williams Madison

	Director	March 19, 2018
Lee Roy Mitchell

/s/ Mark Segall	Director	March 19, 2018
Mark Segall

	Director	March 19, 2018
Renana Teperberg

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

National CineMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary (the "Company") as of December 28, 2017 and December 29, 2016, the related consolidated statements of income, comprehensive income, equity/(deficit), and cash flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2017 and December 29, 2016, the results of its operations and its cash flows for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado

March 16, 2018

We have served as the Company’s auditor since 2006.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 28, 2017	December 29, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30.2	$23.0
Short-term marketable securities	13.1	26.1
Receivables, net of allowance of $6.0 and $6.3, respectively	160.6	160.5
Prepaid expenses	4.2	3.1
Income tax receivable	0.2	2.4
Current portion of notes receivable - founding members	4.2	5.6
Other current assets	0.1	0.4
Total current assets	212.6	221.1
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $70.4 and $64.1, respectively	30.7	29.6
Intangible assets, net of accumulated amortization of $145.4 and $118.9, respectively	717.2	560.5
Deferred tax assets, net of valuation allowance of $98.1 and $110.3, respectively	161.0	294.2
Long-term notes receivable, net of current portion - founding members	4.1	8.3
Other investments	3.5	6.6
Long-term marketable securities	16.2	19.6
Debt issuance costs, net	1.3	1.9
Other assets	1.5	0.7
Total non-current assets	935.5	921.4
TOTAL ASSETS	$1,148.1	$1,142.5
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	32.7	42.7
Payable to founding members under tax receivable agreement	19.6	18.4
Accrued expenses	19.9	19.6
Accrued payroll and related expenses	11.1	12.2
Accounts payable	19.3	17.4
Deferred revenue	7.1	10.3
Total current liabilities	109.7	120.6
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.7 and $10.7, respectively	923.3	924.3
Income tax payable	0.3	2.0
Payable to founding members under tax receivable agreement	114.0	212.3
Other liabilities	2.0	—
Total non-current liabilities	1,039.6	1,138.6
Total liabilities	1,149.3	1,259.2
COMMITMENTS AND CONTINGENCIES (NOTE 12)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 76,242,222 and 59,874,412 issued and outstanding, respectively	0.8	0.6
Additional paid in capital (deficit)	13.8	(110.5)
Retained earnings (distributions in excess of earnings)	(303.5)	(248.3)
Total NCM, Inc. stockholders’ equity/(deficit)	(288.9)	(358.2)
Noncontrolling interests	287.7	241.5
Total equity/(deficit)	(1.2)	(116.7)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,148.1	$1,142.5

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Revenue (including revenue from founding members of $29.9, $29.1 and $30.2, respectively)	$426.1	$447.6	$446.5
OPERATING EXPENSES:
Advertising operating costs	32.4	30.0	30.8
Network costs	15.8	17.1	17.8
Theater access fees—founding members	76.5	75.1	72.5
Selling and marketing costs	72.0	72.8	72.3
Merger termination fee and related merger costs	—	—	34.3
Administrative and other costs	37.9	43.8	38.6
Depreciation and amortization	37.6	35.8	32.2
Total	272.2	274.6	298.5
OPERATING INCOME	153.9	173.0	148.0
NON-OPERATING EXPENSES:
Interest on borrowings	52.8	54.0	52.2
Interest income	(1.2)	(1.5)	(1.6)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	18.5	19.6	19.4
Amortization of terminated derivatives	—	—	1.6
Loss on early retirement of debt	—	10.4	—
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(103.6)	1.0	(2.9)
Other non-operating (income) expense	(0.3)	—	0.2
Total	(33.8)	83.5	68.9
INCOME BEFORE INCOME TAXES	187.7	89.5	79.1
Income tax expense	129.0	7.5	19.5
CONSOLIDATED NET INCOME	58.7	82.0	59.6
Less: Net income attributable to noncontrolling interests	56.2	61.6	48.3
NET INCOME ATTRIBUTABLE TO NCM, INC.	$2.5	$20.4	$11.3

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.04	$0.34	$0.19
Diluted	$0.02	$0.34	$0.19
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	65,226,817	59,788,026	58,979,508
Diluted	151,067,270	60,605,570	59,589,299

Dividends declared per common share	$0.88	$0.88	$0.88

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
CONSOLIDATED NET INCOME, NET OF TAX OF $129.0, $7.5 AND $19.5, RESPECTIVELY	$58.7	$82.0	$59.6
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Amortization of terminated derivatives, net of tax of $0.0, $0.0 and $0.3, respectively	—	—	1.3
CONSOLIDATED COMPREHENSIVE INCOME	58.7	82.0	60.9
Less: Comprehensive income attributable to noncontrolling interests	56.2	61.6	49.2
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$2.5	$20.4	$11.7

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)

(In millions, except share and per share data)

		NCM, Inc.
					Retained
				Additional	Earnings	Accumulated
				Paid in	(Distribution	Other
		Common Stock		Capital	in Excess of	Comprehensive	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Loss	Interest
Balance—January 1, 2015	$(135.4)	58,750,926	$0.6	$(164.1)	$(171.0)	$(0.4)	$199.5
Distributions to founding members	(82.2)	—	—	—	—	—	(82.2)
NCM LLC equity issued for purchase of intangible asset	100.7	—	—	44.4	—	—	56.3
Income tax and other impacts of NCM LLC ownership changes	(7.3)	—	—	(15.2)	—	—	7.9
Issuance of shares	3.2	200,000	—	3.2	—	—	—
NCM, Inc. investment in NCM LLC	(3.2)	—	—	(3.2)	—	—	—
Comprehensive income, net of tax	60.9	—	—	—	11.3	0.4	49.2
Share-based compensation issued	(0.1)	288,228	—	(0.1)	—	—	—
Share-based compensation expense/capitalized	15.0	—	—	10.4	—	—	4.6
Excess tax benefit from share-based compensation	(0.1)	—	—	(0.1)	—	—	—
Cash dividends declared $0.88 per share	(54.1)	—	—	—	(54.1)	—	—
Balance—December 31, 2015	$(102.6)	59,239,154	$0.6	$(124.7)	$(213.8)	$—	$235.3
Distributions to founding members	(75.1)	—	—	—	—	—	(75.1)
NCM LLC equity issued for purchase of intangible asset	21.1	—	—	9.2	—	—	11.9
Income tax and other impacts of NCM LLC ownership changes	(1.6)	—	—	(3.0)	—	—	1.4
Comprehensive income, net of tax	82.0	—	—	—	20.4	—	61.6
Share-based compensation issued	(4.4)	635,258	—	(4.4)	—	—	—
Share-based compensation expense/capitalized	18.8	—	—	12.4	—	—	6.4
Cash dividends declared $0.88 per share	(54.9)	—	—	—	(54.9)	—	—
Balance—December 29, 2016	$(116.7)	59,874,412	$0.6	$(110.5)	$(248.3)	$—	$241.5
Distributions to founding members	(85.0)	—	—	—	—	—	(85.0)
NCM LLC equity issued for purchase of intangible asset	201.8	—	—	78.8	—	—	123.0
Income tax and other impacts of NCM LLC ownership changes	(9.7)	—	—	42.5	—	—	(52.2)
Issuance of shares	84.9	15,600,000	0.2	84.7	—	—	—
NCM, Inc. investment in NCM LLC	(84.9)		—	(84.9)	—	—	—
Comprehensive income, net of tax	58.7	—	—	—	2.5	—	56.2
Share-based compensation issued	(4.1)	767,810	—	(4.1)	—	—	—
Share-based compensation expense/capitalized	11.5	—	—	7.3	—	—	4.2
Cash dividends declared $0.88 per share	(57.7)	—	—	—	(57.7)	—	—
Balance—December 28, 2017	$(1.2)	76,242,222	$0.8	$13.8	$(303.5)	$—	$287.7

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$58.7	$82.0	$59.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	130.6	9.8	13.8
Depreciation and amortization	37.6	35.8	32.2
Non-cash share-based compensation	11.2	18.3	14.8
Impairment on investment	3.1	0.7	—
Excess tax benefit from share-based compensation	—	—	(0.1)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	18.5	19.6	19.4
Reversal of income tax reserve	(1.7)	(2.9)	—
Amortization of terminated derivatives	—	—	1.6
Amortization of debt issuance costs	2.6	2.6	2.6
Redemption premium paid and write-off of debt issuance costs related to redemption of Senior Notes due 2021	—	10.4	—
Non-cash (gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(103.6)	1.0	(2.9)
Other	(0.3)	—	1.1
Cash distributions from non-consolidated entities	0.3	0.2	0.2
Changes in operating assets and liabilities:
Receivables, net	(0.1)	(13.5)	(35.5)
Accounts payable and accrued expenses	1.7	(4.1)	7.8
Amounts due to founding members	0.3	(0.1)	1.4
Payment to founding members under tax receivable agreement	(18.8)	(25.3)	(21.1)
Deferred revenue	(3.1)	—	1.7
Income taxes and other	1.9	(1.0)	8.7
Net cash provided by operating activities	138.9	133.5	105.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11.6)	(12.9)	(12.6)
Acquisition of a business	(0.2)	—	—
Purchases of marketable securities	(34.4)	(54.7)	(70.6)
Proceeds from sale and maturities of marketable securities and restricted cash	51.2	62.8	83.1
Purchases of intangible assets from network affiliates	(2.1)	(2.3)	(2.7)
Proceeds from note receivable - founding members	5.6	2.8	4.2
Net cash provided by (used in) investing activities	8.5	(4.3)	1.4
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(58.7)	(54.6)	(52.3)
Proceeds from borrowings under the revolving credit facility	80.0	126.0	215.0
Repayments of borrowings under the revolving credit facility	(83.0)	(177.0)	(171.0)
Proceeds from issuance of Senior Notes due 2026	—	250.0	—
Redemption of Senior Notes due 2021	—	(207.9)	—
Payment of debt issuance costs	—	(4.8)	—
Founding member integration payments and other encumbered theater payments	12.9	2.4	2.6
Distributions to founding members	(87.3)	(67.6)	(82.7)
Excess tax benefit from share-based compensation	—	—	0.1
Proceeds from stock option exercises	0.6	0.5	1.3
Repurchase of stock for restricted stock tax withholding	(4.7)	(4.9)	(1.4)
Net cash used in financing activities	(140.2)	(137.9)	(88.4)
CHANGE IN CASH AND CASH EQUIVALENTS	7.2	(8.7)	18.3
Cash and cash equivalents at beginning of period	23.0	31.7	13.4
Cash and cash equivalents at end of period	$30.2	$23.0	$31.7

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$201.8	$21.1	$100.7
Accrued distributions to founding members	$37.6	$39.9	$32.4
Accrued integration and other encumbered theater payments from founding members	$9.0	$—	$—
Purchase of subsidiary equity with NCM, Inc. equity	$84.9	$—	$3.2
Accrued purchases of property and equipment	$0.4	$—	$—
Increase in cost and equity method investments	$—	$2.0	$3.1
(Decrease) increase in dividends not requiring cash in the period	$(1.0)	$0.3	$1.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$49.9	$52.5	$49.7
Cash paid for income taxes, net of refunds	$(1.7)	$0.5	$(2.7)

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM, Inc. was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of NCM LLC, a limited liability company owned by NCM, Inc., AMC, Regal and Cinemark. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from one to twenty years.

As of December 28, 2017, NCM LLC had 154,081,334 common membership units outstanding, of which 76,242,222 (49.5%) were owned by NCM, Inc., 27,871,862 (18.1%) were owned by Cinemark, 27,574,620 (17.9%) were owned by Regal and 22,392,630 (14.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared its Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation (refer to Note 6—Income Taxes, whereby the Company reclassified deferred tax balances related to NCM, LLC to reflect the full outside basis differences.  In addition, an offsetting valuation allowance was established for the portion of this basis difference that will only reverse upon a sale of the Company’s interest in NCM, LLC. Additionally, refer to the Consolidated Statements of Cash Flows whereby a certain line item previously included within the ‘Other’ caption was broken out separately due to its significance in 2017). These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Significant Accounting Policies

Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2015, 2016 and 2017 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reference in
Fiscal Year Ended	this Document
December 28, 2017	2017
December 29, 2016	2016
December 31, 2015	2015

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

On-screen advertising consists of national and local advertising. National advertising is sold on a cost per thousand (CPM) basis, while local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes national advertising as impressions (or theater attendees) are delivered and recognizes local on-screen advertising revenue during the period in which the advertising airs as dictated by sales contracts. The Company recognizes revenue derived from lobby network and promotions when the advertising is displayed in theater lobbies and recognizes revenue from branded entertainment websites and mobile applications when the online or mobile impressions are served. The Company may make contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with the undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. The Company defers the revenue associated with the make-good until the impressions guaranteed in the advertising contract have been satisfied. The make-good provision is recorded within accrued expenses in the Consolidated Balance Sheets. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned.  Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

The Company recorded non-cash revenue of $0.0 million, $0.0 million and $3.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, where the Company received equity securities in privately held companies as consideration. The Company recorded the revenue at the estimated fair value of the advertising exchanged based upon the fair value of the advertising sold for cash within contracts.

Barter Transactions—The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the advertising exchanged based on fair value received for similar advertising from cash paying customers.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $0.8 million, $2.5 million and $2.0 million, respectively. Expense recorded from barter transactions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $1.4 million, $2.3 million and $2.5 million, respectively.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash—As of December 28, 2017 and December 29, 2016, other non-current assets included restricted cash of $0.0 million and $0.3 million, respectively. As of December 29, 2016, the Company’s restricted cash represented a secured letter of credit used as a lease deposit on the Company’s previous New York office.

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

Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 28, 2017 and December 29, 2016, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, there were no customers that accounted for more than 10% of revenue.

Receivables consisted of the following (in millions):

	As of
	December 28, 2017	December 29, 2016
Trade accounts	$166.4	$166.0
Other	0.2	0.8
Less: Allowance for doubtful accounts	(6.0)	(6.3)
Total	$160.6	$160.5

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

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s inventory management systems, digital products, digital network distribution system (DCS), and website development costs, which are included in equipment and are depreciated over three to five years. As of December 28, 2017, and December 29, 2016, the Company had a net book value of $16.5 million and $16.6 million, respectively, of capitalized software and website development costs.  Depreciation expense related to software and website development was approximately $6.0 million, $3.9 million and $5.0 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded $3.6 million, $3.4 million and $1.5 million in research and development expense, respectively.

The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.1 million, $0.2 million and $0.4 million related to the write-off of property, plant and equipment during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company made certain corrections to previously disclosed amounts to correct for an error related to the payable to founding members under the TRA and the related deferred tax asset, deferred tax liability, and additional paid in capital (deficit) balances, as well as related non-operating expenses and tax expense for all periods presented.   The Company also made an adjustment to beginning retained earnings as of January 1, 2015 and all related footnotes herein have been adjusted for the correction.  Refer to Note 18 – Correction of an Error for additional information.

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

The Company recognizes the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the audited Consolidated Financial Statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

On December 22, 2017, the U.S. government enacted the Tax Act which makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending December 27, 2018. Refer to Note 6—Income Taxes.

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 9—Borrowings, there is a balance of $10.0 million and $12.6 million in deferred financing costs as of December 28, 2017 and December 29, 2016, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Beginning balance	$12.6	$12.9	$15.5
Debt issuance payments	—	4.8	—
Amortization of debt issuance costs	(2.6)	(2.6)	(2.6)
Write-off of debt issuance costs	—	(2.5)	—
Ending balance	$10.0	$12.6	$12.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”). Under Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), a limited partnership is a variable interest entity unless a simple majority or lower threshold of all limited partners unrelated to the general partner have kick-out or participating rights.  The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participating rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.  As such, the Company concluded that NCM LLC is a variable interest entity and determined that NCM, Inc. should consolidate the accounts of NCM LLC pursuant to ASU 2015-02 because 1) it has the power to direct the activities of NCM LLC in its role as managing member and 2) NCM, Inc. has the obligation to absorb losses of, or the right to receive benefits from, NCM LLC that could potentially be significant provided its 49.5% ownership in NCM LLC.  Prior to the prospective adoption of ASU 2015-02 in the first quarter of 2016, the Company reached the same conclusion under previous guidance in ASC 810 to consolidate NCM LLC.

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Net income attributable to NCM, Inc.	$2.5	$20.4	$11.3
NCM LLC equity issued for purchase of intangible asset	78.8	9.2	44.4
Income tax and other impacts of NCM LLC ownership changes (1)	42.5	(3.0)	(15.2)
NCM, Inc. investment in NCM LLC	(84.9)	—	(3.2)
Issuance of shares	84.7	—	3.2
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$123.6	$26.6	$40.5

(1)

Subsequent to the issuance of the December 29, 2016 financial statements, an error was identified to the recording of related party balances between the Company and NCM LLC. As of December 28, 2017, the Company recorded an increase of approximately $3.6 million to its additional paid in capital balance and recorded an equivalent reduction to its noncontrolling interests equity balance related to the correction of the out of period error.

Recently Adopted Accounting Pronouncements

In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”) on a prospective basis. ASU 2016-07 eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The adoption of ASU 2016-07 did not have a material impact on the unaudited Consolidated Financial Statements or notes thereto.

In the first quarter of 2017, the Company adopted Accounting Standards Update 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”) on a retrospective basis to all periods since its adoption of Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) in the first quarter of 2016. ASU 2016-17 changes the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a variable interest entity), the amendments require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a variable interest entity and, on a proportionate basis, its indirect variable interests in a variable interest entity held through related parties, including related parties that are under common control with the reporting entity. The adoption of ASU 2016-17 did not have a material impact on the audited Consolidated Financial Statements or notes thereto.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. The new revenue recognition standard requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB revised the effective date for this standard to annual and interim periods beginning on or after December 15, 2017, with early adoption permitted, but not earlier than the original effective date of annual and interim periods beginning after December 15, 2016, for public entities. ASU 2014-09 allows for either a full retrospective or a modified retrospective transition method. The Company adopted this guidance using the modified retrospective transition method on December 29, 2017. The Company identified the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. ASU 2014-09 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. Through the year ended December 28, 2017, the Company recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. Under ASU 2014-09, the Company will recognize revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. Upon the adoption of ASU 2014-09 on December 29, 2017, the Company expects to record an immaterial cumulative-effect adjustment related to the change in accounting for barter transactions. The Company does not expect the adoption of ASU 2014-09 to have a material impact on the Consolidated Financial Statements. The Company will incorporate additional disclosures in its notes to its Consolidated Financial Statements to comply with ASU 2014-09 effective in the first quarter of 2018. The Company has designed and implemented changes to certain processes and internal controls related to its adoption of ASU 2014-09.

In January 2016, the FASB issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies and should be adopted on a prospective basis.  The Company is currently evaluating the impact that adopting this guidance will have on the audited Consolidated Financial Statements or notes thereto.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that adopting this guidance will have on the audited Consolidated Financial Statements or notes thereto.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted and is to be adopted on a modified retrospective basis. The Company does not expect the adoption of ASU 2016-13 to have a material impact on the Consolidated Financial Statements.

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows. The Company adopted this guidance using the retrospective transition method on December 29, 2017. The Company will present the Consolidated

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows in accordance with ASU 2016-15 effective in the first quarter of 2018.The Company does not expect the adoption of ASU 2016-15 to have a material impact on the Consolidated Financial Statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will have to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The Company adopted this guidance on December 29, 2017. The Company does not expect the adoption of ASU 2016-18 to have a material impact on the Consolidated Financial Statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Consolidated Financial Statements or notes thereto.

2.	EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, restricted stock, and exchangeable NCM LLC common units using the treasury stock method.  The components of basic and diluted earnings per NCM, Inc. share are as follows:

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Net income attributable to NCM, Inc. (in millions)	$2.5	$20.4	$11.3
Net income attributable to NCM, Inc. following conversion of dilutive membership units (net of estimated taxes of $55.1, $0.0, and $0.0)	$3.6	$20.4	$11.3
Weighted average shares outstanding:
Basic	65,226,817	59,788,026	58,979,508
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	85,840,453	817,544	609,791
Diluted	151,067,270	60,605,570	59,589,299
Earnings per NCM, Inc. share:
Basic	$0.04	$0.34	$0.19
Diluted	$0.02	$0.34	$0.19

The diluted weighted average shares outstanding assumes the conversion of all founding member common units to NCM, Inc. shares for the year ended December 28, 2017. Upon the conversion of all common units, all of consolidated NCM LLC net income would be attributable to NCM, Inc. and thus has been utilized as the numerator of the diluted EPS calculation. Consolidated NCM LLC net income has been tax effected utilizing NCM, Inc.’s effective tax rate of 98.1% for the year ended December 28, 2017. The effect of the 77,020,686 and 71,439,992 exchangeable NCM LLC common membership units held by the founding members for the years ended December 29, 2016 and December 31, 2015, respectively, were excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as they were antidilutive in those periods.  NCM LLC common membership units do not participate in dividends paid on NCM Inc.’s common shares.  In addition, there were 2,583,196, 16,657 and 64,519 stock options and non-vested (restricted) shares for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices associated with those shares were above the average market value.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

3.	PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	December 28, 2017	December 29, 2016
Equipment, computer hardware and software	$92.9	$86.6
Leasehold improvements	4.0	3.4
Less: Accumulated depreciation	(70.4)	(64.1)
Subtotal	26.5	25.9
Construction in progress	4.2	3.7
Total property and equipment	$30.7	$29.6

 For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded depreciation expense of $10.9 million, $8.6 million, and $9.6 million, respectively.

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

If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike and Rave theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC and Cinemark will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters (“encumbered theater payments”). These payments are also accounted for as a reduction to the intangible asset. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

 The following is a summary of the Company’s intangible asset’s activity (in millions) during 2017 and 2016:

	As of December 29, 2016	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 28, 2017
Gross carrying amount	$679.4	$204.1	$—	$(20.9)	$862.6
Accumulated amortization	(118.9)	—	(26.5)	—	(145.4)
Total intangible assets, net	$560.5	$204.1	$(26.5)	$(20.9)	$717.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2015	Additions (2)	Amortization	Integration and other encumbered theater payments (3)	As of December 29, 2016
Gross carrying amount	$658.6	$23.4	$—	$(2.6)	$679.4
Accumulated amortization	(91.9)	—	(27.0)	—	(118.9)
Total intangible assets, net	$566.7	$23.4	$(27.0)	$(2.6)	$560.5

(1)

During the first quarter of 2017, NCM LLC issued 2,351,029 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2016. During the first quarter of 2017, the Company issued 18,425,423 NCM LLC common membership units to AMC in respect of the annual attendance at the acquired Carmike theaters in accordance with the Common Unit Adjustment Agreement. AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment because it resulted in an extraordinary attendance increase of approximately 9.5%.  Further, the Final Judgment required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered 4,657,673 NCM LLC common membership units in respect of such theaters.  The 4,657,673 NCM LLC common membership units were comprised of (i) 2,850,453 NCM LLC common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) an additional 1,807,220 NCM LLC common membership units valued at $25.0 million to compensate for NCM LLC’s lost operating income for these theaters during the 10-year term of the Final Judgment. NCM LLC recorded a net intangible asset of $201.8 million in the first quarter of 2017 as a result of these Common Unit Adjustments.

During 2017, the Company purchased intangible assets for $2.1 million associated with network affiliate agreements.

During 2017, the Company purchased intangible assets for $0.2 million associated with acquired software.

(2)

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

(3)

Carmike and Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC and Cinemark. As a result, AMC and Cinemark will make integration and other encumbered theater payments over the remaining term of those agreements.  During the year ended December 28, 2017 and December 29, 2016, NCM LLC recorded a reduction to net intangible assets of $20.9 million and $2.6 million, respectively, related to integration and other encumbered theater payments due from AMC and Cinemark. During the year ended December 28, 2017 and December 29, 2016, AMC and Cinemark paid a total of $12.9 million and $2.4 million, respectively related to integration and other encumbered theater payments.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to the founding members, net of accumulated amortization was $687.1 million and $529.9 million, respectively with weighted average remaining lives of 19.2 years and 20.2 years as of December 28, 2017 and December 29, 2016, respectively.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $30.0 million and $30.6 million, respectively with weighted average remaining lives of 11.0 years and 12.7 years as of December 28, 2017 and December 29, 2016, respectively.

As of December 28, 2017 and December 29, 2016, the Company’s intangible assets related to acquired software, net of accumulated amortization was $0.1 million and $0.0 million, respectively with weighted average remaining lives of 2.5 years and 0.0 years as of December 28, 2017 and December 29, 2016, respectively.

For the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded amortization expense of $26.5 million, $27.0 million and $22.6 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amortization
2018	$26.5
2019	$26.3
2020	$26.3
2021	$26.3
2022	$25.9

5.	ACCRUED EXPENSES

The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 28, 2017	December 29, 2016
Make-good reserve	$5.5	$4.6
Accrued interest	11.6	11.3
Deferred rent	0.8	1.8
Other accrued expenses	2.0	1.9
Total accrued expenses	$19.9	$19.6

6.	INCOME TAXES

The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2014 through 2016 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2012 through 2016 are eligible for examination by various state revenue services.

Tax Receivable Agreement—On the IPO date, NCM, Inc. and the founding members entered into a tax receivable agreement.  Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below.  For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering.  The Company paid the founding members $18.8 million in 2017 ($18.8 million was net operating loss carrybacks for the 2016 tax year), $25.3 million in 2016 ($2.7 million was net operating loss carrybacks for the 2013 tax year and $22.6 million for the 2015 tax year), and $21.1 million in 2015 ($0.9 million was net operating loss carrybacks for the 2009, 2010 and 2011 tax year and $20.2 million for the 2014 tax year).

NCM, Inc. recorded a long-term payable to founding members related to the tax receivable agreement, which is recorded at its fair value. The Company recorded accretion of interest on the discounted payable of $18.5 million, $19.6 million and $19.4 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively. Further, changes in the tax rate each period resulted in re-measurement of the payable of $(103.6) million, $1.0 million and $(2.9) million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provision for Income Taxes—The Company has provided total income taxes, as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Current:
Federal	$(1.6)	$(2.5)	$4.5
State	—	0.2	1.2
Total current income tax (benefit)/expense	$(1.6)	$(2.3)	$5.7
Deferred:
Federal	$102.0	$9.1	$11.3
State	28.6	0.7	2.5
Total deferred income tax expense	$130.6	$9.8	$13.8
Total income tax provision on Consolidated Statements of Income	$129.0	$7.5	$19.5
Income tax expense on other comprehensive income	$—	$—	$0.3

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 35% was (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Provision calculated at federal statutory income tax rate:
Income before income taxes	$65.6	$31.4	$27.7
Less: Noncontrolling interests	(19.7)	(21.6)	(16.9)
Income attributable to NCM, Inc.	45.9	9.8	10.8
Current year change to enacted federal and state rate (1)	81.2	(1.9)	1.9
State and local income taxes, net of federal benefit	4.9	1.3	1.3
NCM LLC income taxes	0.2	0.1	0.1
Share-based compensation	0.8	(0.1)	0.3
Uncertain tax positions (2)	(1.7)	(2.9)	4.9
Change in the valuation allowance	(4.2)	—	—
NCM LLC membership unit issuance to NCM, Inc.	0.5	0.9	0.2
Other	1.4	0.3	—
Total income tax provision	$129.0	$7.5	$19.5

(1)	Refer to the discussion of the impact of the Tax Act within the ‘Tax Reform’ section below.
(2)

During the year ended December 31, 2015, the Company established a reserve for material, known tax exposures of $4.9 million, including accrued interest and penalties.  The reserve relates to tax exposures from prior periods (2010 through 2014).  The impact of this reserve was a total out of period impact of $4.9 million to income tax expense and income tax payable in the audited Consolidated Financial Statements during 2015. During the years ended December 28, 2017 and December 29, 2016, the Company reversed approximately $1.7 million of its reserve ($1.3 million of unrecognized tax benefits and $0.4 million of accrued interest and penalties) and $2.9 million of its reserve ($2.3 million of income tax benefits and $0.6 million of accrued interest and penalties), respectively, because the statute of limitations expired. Further information is provided below.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 28, 2017	December 29, 2016
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$241.0	$384.4
Share-based compensation	3.7	6.3
Net operating losses	12.7	11.4
Accrued bonus	0.4	0.8
Other	1.3	1.6
Total gross deferred tax assets	$259.1	$404.5
Valuation allowance (1)	(98.1)	(110.3)
Total deferred tax assets, net of valuation allowance	$161.0	$294.2

(1)

The Company recognized a deferred tax asset in the amount of $241.0 million and $384.4 million as of 2017 and 2016, respectively, associated with the basis difference in our investment in NCM LLC. However, a portion of the total basis difference will only reverse upon a sale of the Company’s interest in NCM LLC, which the Company expects would result in a capital loss. Therefore, as of December 28, 2017 and December 29, 2016 the Company has a valuation allowance in the amount of $98.1 million and $110.3 million, respectively, against the deferred tax asset to which this portion relates.

During the year ended December 28, 2017, the Company recorded a reduction to its deferred tax assets of approximately $32.2 million related to the tax affected difference between the tax basis and book basis of the intangible assets recorded for the extraordinary Common Unit Adjustment and offsetting integration payments, as discussed further in Note 3 – Intangible Assets.  These items also resulted in a net reduction to additional paid-in capital of approximately $32.2 million. Further, the Company recognized a deferred tax asset related to a tax basis note receivable of $27.7 million in connection with the common membership unit redemptions that occurred in the third and fourth quarter of 2017, as discussed further in Note 4 – Related Party Transactions.

Tax Reform— On December 22, 2017, the U.S. government enacted the Tax Act which makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending December 27, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) allowing full expensing of qualified property, (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (5) limiting the amount of compensation that can be deducted for highly compensated officers by terminating the exclusion of performance-based compensation from the $1 million per employee, per year limitation.  Following the enactment of the Tax Act, the SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, the Company’s accounting for various elements of the Tax Act may be affected by other related analysis including, but not limited to, bonus depreciation that will allow for immediate expensing of qualified property and the state tax effect of adjustments made to federal temporary differences. As such, the impact of the Tax Act is an estimate pending further information and the analysis noted. The decrease in the U.S. federal corporate tax rate decreased NCM, Inc.’s blended state and federal rate from 38.58% to 25.38% during the year ended December 28, 2017.

The Company recorded a $97.5 million reduction to the ‘Payable to founding members under the tax receivable agreement’ related to the reduction of the U.S. federal corporate tax rate. The reduction was recorded as a gain of $97.5 million within non-operating income within the Consolidated Statements of Income. Additionally, the Company revalued its deferred balances utilizing the lower blended state and federal rate resulting in a reduction of the net deferred tax asset of $81.2 million. The reduction of the net deferred tax asset was recorded as an increase in deferred tax expense.

Carryforwards— As of December 28, 2017, the Company had gross federal net operating loss carryforwards of approximately $46.4 million, which expire in 2034 through 2037. As of December 28, 2017, the Company had gross state net

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating loss carryforwards of approximately $62.5 million, which expire at various dates between 2018 and 2037.  As of December 28, 2017, the Company had gross capital loss carryforwards of approximately $1.3 million, which expire in 2021.

Uncertain Tax Positions— The Company has established a reserve for material, known tax exposures.  As of December 28, 2017 and December 29, 2016, the total amount of the tax reserve was $0.3 million and $2.0 million, including accrued interest and penalties, respectively. During the year ended December 28, 2017, the Company reversed approximately $1.7 million of its contingency reserve ($1.3 million of unrecognized tax benefits and $0.4 million of accrued interest and penalties) because the statute of limitations expired. It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months due to the expiration of certain statutes of limitations. The Company’s reserve reflects management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement. While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve. With respect to the reserve, the Company’ income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.  Such resolution could materially increase or decrease income tax expense in the audited Consolidated Financial Statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the audited Consolidated Financial Statements.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016
Balance at beginning of period	$1.6	$3.9
Additions based on tax positions related to prior years	—	—
Reductions based on the lapse of applicable statute of limitations	(1.3)	(2.3)
Balance at end of period	$0.3	$1.6

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.3 million and $1.6 million as of December 28, 2017 and December 29, 2016, respectively, excluding interest and penalties.  It is reasonably possible that the Company’s total unrecognized tax benefits will decrease by approximately $0.3 million during the next twelve months due to the expiration of certain statutes of limitations. The Company has accrued $0.0 million and $0.4 million for the payment of interest and penalties as of December 28, 2017 and December 29, 2016, respectively.

The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income and records the liability in income taxes payable in the Consolidated Balance Sheets in accordance with ASC 740.  The Company recognized 0.0 million, $(0.6) million and $1.0 million in interest and penalties during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

7.	EQUITY

As of December 28, 2017, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.  There were no shares of preferred stock issued or outstanding as of December 28, 2017.  There were 76,242,222 shares of common stock issued and outstanding as of December 28, 2017.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Founding Member Transactions— In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members.  They include the following:

•

ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Consolidated Statements of Income:	December 28, 2017	December 29, 2016	December 31, 2015
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$29.9	$28.7	$30.0
Advertising inventory revenue (included in advertising revenue) (2)	—	0.4	0.2
Operating expenses:
Theater access fee (3)	76.5	75.1	72.5
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	2.1	1.6	1.2
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs)	0.1	—	—
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	—	0.1	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.6	0.8	1.0

(1)

For the full years ended December 28, 2017 and December 29, 2016, and the six months ended December 31, 2015, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.  For the first six months of 2015, all of the founding members purchased 60 seconds of on-screen advertising time.

(2)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.
(3)

Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to NCM LLC’s advertising clients.
(5)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

	As of
Included in the Consolidated Balance Sheets:	December 28, 2017	December 29, 2016
Current portion of note receivable - founding members (1)	$4.2	$5.6
Long-term portion of note receivable - founding members (1)	4.1	8.3
Interest receivable on notes receivable (included in other current assets)	—	0.3
Common unit adjustments, net of amortization and integration payments (included in intangible assets)	687.1	529.9
Current payable to founding members under tax receivable agreement	19.6	18.4
Long-term payable to founding members under tax receivable agreement	114.0	212.3

(1)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from the founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and the founding members, if any.

On March 16, 2015, the Company announced the termination of an Agreement and Plan of Merger (the “Merger Agreement”) with Screenvision.  After the Merger Agreement was terminated, NCM LLC reimbursed NCM, Inc. for certain expenses pursuant to an indemnification agreement among NCM LLC, NCM, Inc. and the founding members.  On March 17, 2015, NCM LLC paid Screenvision an approximate $26.8 million termination payment on behalf of NCM, Inc. During the year ended December 31, 2015, NCM LLC also either paid directly or reimbursed NCM, Inc. for the legal and other merger-related costs of approximately $15.0 million ($7.5 million incurred by NCM, Inc. during the year ended January 1, 2015 and approximately $7.5 million incurred by NCM LLC during the year ended December 31, 2015). The Company and the founding members each bore a pro rata portion of the termination fee and the related merger expenses based on their aggregate ownership percentages in NCM LLC when the expenses were incurred.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 are as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
AMC	$27.1	$23.6	$23.8
Cinemark	29.1	25.4	28.7
Regal	28.8	26.1	29.6
Total founding members	85.0	75.1	82.1
NCM, Inc.	75.9	57.5	66.4
Total	$160.9	$132.6	$148.5

Due to the merger termination fee and related merger expenses, the mandatory distributions of available cash by NCM LLC to its founding members and NCM, Inc. for the three months ended April 2, 2015 was calculated as negative $25.5 million ($14.0 million for the founding members and $11.5 million for NCM, Inc.).  Therefore, there was no payment made in the second quarter of 2015. Under the terms of the NCM LLC Operating Agreement, this negative amount was netted against the available cash distributions for the second quarter of 2016. The mandatory distributions of available cash by NCM LLC to its founding members for the quarter ended December 28, 2017 of $37.6 million, is included in amounts due to founding members in the Consolidated Balance Sheets as of December 28, 2017 and will be made in the first quarter of 2018.  The distributions to NCM, Inc. are eliminated in consolidation.

Amounts due to founding members as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total	$3.8	$14.1	$14.8	$32.7

 Amounts due to founding members as of December 29, 2016 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.6	$0.9	$1.4	$3.9
Distributions payable to founding members	12.3	13.6	14.0	39.9
Integration payments due from founding members	(0.7)	(0.3)	—	(1.0)
Cost and other reimbursement	—	(0.1)	—	(0.1)
Total	$13.2	$14.1	$15.4	$42.7

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date. During the year ended December 28, 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for a like number of shares of NCM, Inc.’s common stock. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction whereby, the issuance of shares of NCM, Inc. common stock were offset by the purchase of NCM LLC’s (a subsidiary’s) equity within the Consolidated Statement of Equity. Further, no gain or loss was recognized in the Consolidated Statements of Income. During 2017, 14.8 million of these shares were sold. The Company did not receive any proceeds from the sale of its common stock by AMC. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, AMC received cash dividends of approximately $0.1 million, $0.2 million and $0.0 million, respectively, on its shares of NCM, Inc. common stock.

Memorandum of Understanding with AMC— Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (‘NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of December 28, 2017, AMC owned 15.1% of NCM’s outstanding equity interests. AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors. AMC’s non-independent designee to the Board of Directors resigned in 2016. During the year ended December 28, 2017, AMC transferred 17 theaters (318 screens) to another advertising provider in accordance with the Final Judgment, for which AMC surrendered NCM LLC common membership units during 2017.  At the end of the 10-year term of the Final Judgment, these theaters will revert back to us.  Also, in April 2017, AMC completed a sale of five theaters on our network pursuant to the Final Judgment.  AMC will surrender NCM LLC common unit membership units to NCM LLC for these divestures pursuant to the Common Unit Adjustment Agreement at the next Adjustment Date. These 22 transferred and sold theaters represent approximately 1.3% of NCM LLC’s total theater network as of December 28, 2017.

AMC also agreed to reimburse the Company for its incurred and ongoing costs and expenses in connection with the Final Judgment including, but not limited to, its financial advisor and legal fees up to $1.0 million of such costs and expenses.  During the year ended December 28, 2017, the Company incurred $1.3 million of these costs, of which $1.0 million was reimbursed through the “Amounts due to founding members” within the Consolidated Balance Sheets and the remaining $0.3 million is included in administrative costs within the Consolidated Income Statement.

AC JV, LLC Transactions— In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC.  In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member).  The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually.  Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.  Future minimum principal payments under the notes receivable as of December 28, 2017 are approximately as follows (in millions):

Year	Minimum Principal Payments
2018	$4.2
2019	4.1
Total	$8.3

NCM LLC’s investment in AC JV, LLC was $1.0 million and $1.0 million as of December 28, 2017 and December 29, 2016, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, NCM LLC received a cash distribution from AC JV, LLC of $0.3 million, $0.2 million and $0.2 million, respectively.  NCM LLC recorded equity in earnings for AC JV, LLC of $0.3 million, $0.0 million and $0.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, which are included in other non-operating expense in the audited Consolidated Statements of Income.

In connection with the sale, NCM LLC amended and restated its existing ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business.  These rights and obligations were conveyed to AC JV, LLC in connection with the sale. In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company.  In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom.  NCM LLC has also agreed to provide creative and media production services for a fee.  NCM LLC received $0.3 million, $0.2 million and $0.1 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, for these services, which are included as an offset to network costs in the audited Consolidated Statements of Income.

Related Party Affiliates— NCM LLC has an agreement with LA Live, an affiliate of The Anschutz Corporation to provide in-theater advertising.  The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which is the controlling stockholder of Regal.  During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, there was approximately $0.2 million, $0.3 million and $0.2 million, respectively, included in advertising operating costs related to LA Live, and there was approximately $0.1 million and $0.1 million of accounts payable with this company as of December 28, 2017 and December 29, 2016, respectively.

Other Transactions—NCM LLC has an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in the Noovie pre-show. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, NCM LLC received approximately $1.3 million, $1.7 million and $1.6 million, respectively, in revenue from AEG Live and as of December 28, 2017 and December 29, 2016, had $0.4 million and $0.2 million, respectively, of accounts receivable from AEG Live.

9.	BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of December 28, 2017 and December 29, 2016 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 28, 2017	December 29, 2016	Maturity Date	Interest Rate
Revolving credit facility	$12.0	$15.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	$932.0	$935.0
Less: Debt issuance costs related to term loans and senior notes	(8.7)	(10.7)
Carrying value of long-term debt	$923.3	$924.3

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility – As of December 28, 2017, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. On May 26, 2016, NCM LLC entered into an incremental amendment of its senior secure credit facility whereby the revolving credit facility was increased $40.0 million from $135.0 million to $175.0 million which matures November 26, 2019. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility – The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.

As of December 28, 2017, NCM LLC’s total availability under the $175.0 million revolving credit facility was $158.2 million, net of $4.8 million letters of credit.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility). The applicable margins on the revolving credit facility are the LIBOR index plus 2.00% or the base rate plus 1.00%. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 28, 2017 was 4.5%.

Term Loans – The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of December 28, 2017 was 4.1%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 28, 2017, including maintaining a consolidated net senior secured leverage ratio of 6.5 times on a quarterly basis.  NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC and its subsidiaries so long as no default or event of default has occurred and continues to occur.  The quarterly dividend payments and other distributions are made even if consolidated net senior secured leverage ratio is less than or equal to 6.5 times.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants.  If there are limitations on the restricted payments, NCM LLC may not declare or pay any dividends, or make any payments on account of NCM LLC, or set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiaries, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM LLC can also make payments pursuant to the tax receivable agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.   As of December 28, 2017, the NCM LLC’s consolidated net senior secured leverage ratio was 3.2 times (versus the covenant of 6.5 times).

Senior Unsecured Notes due 2021 – On July 5, 2011, NCM LLC completed a private placement of $200.0 million in aggregate principal amount of 7.875% Senior Unsecured Notes (the “Notes due 2021”) for which the registered exchange offering was completed on September 22, 2011. The Notes due 2021 pay interest semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 2012.  On September 19, 2016, NCM LLC redeemed its Notes due 2021 at a redemption price of 103.938% of the principal amount plus accrued and unpaid interest.  As a result of the redemption, NCM LLC wrote-off approximately $2.5 million in unamortized debt issuance costs and paid a redemption premium of approximately $7.9 million, which are reflected in the loss on early retirement of debt on the Consolidated Statements of Income during the year ended December 29, 2016.

Senior Secured Notes due 2022 – On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes (the “Notes due 2022”). The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced October 15, 2012. The Notes due 2022 are senior secured obligations of NCM LLC, rank the same as NCM LLC’s senior secured credit facility, subject to certain exceptions, and share in the same collateral that secures NCM LLC’s obligations under the senior secured credit facility.

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

The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio.  NCM LLC was in compliance with these non-maintenance covenants as of December 28, 2017.

Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 will rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2022, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that NCM LLC may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  NCM LLC does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that NCM LLC may form or acquire in the future except in very limited circumstances.

NCM LLC may redeem all or any portion of the Notes due 2026 prior to August 15, 2021, at once or over time, at 100% of the principal amount plus the applicable make-whole premium, plus accrued and unpaid interest, if any, to the redemption date. NCM LLC may redeem all or any portion of the Notes due 2026, at once or over time, on or after August 15, 2021 at specified redemption prices, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to August 15, 2019, NCM LLC may on any one or more occasions redeem up to 35% of the original aggregate principal amount of Notes due 2026 from the net proceeds of certain equity offerings at a redemption price equal to 105.750% of the principal amount of the Notes due 2026 redeemed, plus accrued and unpaid interest, if any to the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture), NCM LLC will be required to make an offer to each holder of the Notes due 2026 to repurchase all of such holder’s Notes due 2026 for a cash payment equal to 101.00% of the aggregate principal amount of the Notes due 2026 repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.

The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. NCM LLC was in compliance with these non-maintenance covenants as of December 28, 2017.

Future Maturities of Borrowings – The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 28, 2017 are as follows (in millions):

Year	Amount
2018	$—
2019	282.0
2020	—
2021	—
2022	400.0
Thereafter	250.0
Total	$932.0

10.	SHARE-BASED COMPENSATION

The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan, of which 3,477,078 shares remain available for future grants as of December 28, 2017 (assuming 100% achievement of targets on performance-based restricted stock). The Company began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017.  The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards.  Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.

Compensation Cost—The Company recognized $11.2 million, $18.3 million and $14.8 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively, of share-based compensation expense within network costs, selling and marketing costs and administrative and other costs in the Consolidated Statements of Income as shown in the table below.

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
Share-based compensation costs included in network costs	$1.0	$1.1	$0.9
Share-based compensation costs included in selling and marketing costs	4.1	6.0	5.5
Share-based compensation costs included in administrative and other costs (1)	6.1	11.2	8.4
Total share-based compensation costs	$11.2	$18.3	$14.8

(1)	Includes $2.3 million of expense associated with the modification of certain former executive equity awards during the year ended December 29, 2016, as described further below.

During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, $0.3 million, $0.5 million and $0.3 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor.  The income tax benefit recognized in the income statement for share-based compensation was approximately $3.0 million, $2.5 million, and $2.5 million for the years ended December 28, 2017, December 29, 2016, December 31, 2015, respectively. As of December 28, 2017, there was no unrecognized compensation cost related to unvested options, as stock options were fully vested as of December 28, 2017. As of December 28, 2017, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $11.2 million, which will be recognized over a weighted average remaining period of 1.7 years.

Stock Options— The Company has not granted stock options since 2012 and as of December 28, 2017 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant.  Options have either 10-year or 15-year contractual terms.  The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing valuation model. An annual forfeiture rate of 2-3% was estimated to reflect the potential separation of employees.  The intrinsic value of options exercised during the year was $0.1 million, $0.1 million and $0.4 million for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  The total fair value of awards vested during the years ended December 28, 2017, December 29, 2016 and December 31, 2015 was $0.0 million, $0.0 million and $0.7 million, respectively.  A summary of option award activity under the 2007 Plan as of December 28, 2017, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2016	2,574,544	$16.59
Granted	—	—
Exercised	(58,450)	$11.04
Forfeited	(130,219)	$17.03
Expired	(220,694)	$19.06
Outstanding as of December 28, 2017	2,165,181	$16.47	3.0	$—
Exercisable as of December 28, 2017	2,165,181	$16.47	3.0	$—
Vested and expected to vest as of December 28, 2017	2,165,181	$16.47	3.0	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest.  As of December 28, 2017 and December 29, 2016, accrued dividend equivalents totaled $3.0 million and $3.9 million, respectively and during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company paid $2.1 million, $1.9 million and $0.4 million, respectively, for dividend equivalents upon vesting of the restricted stock and restricted stock units. The Company has issued time-based restricted stock to its employees which vests over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period.  The Company also grants restricted stock units to its non-employee directors that vest after approximately one year.  The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant.  An annual forfeiture rate of 2-4% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $14.34, $15.03, and $14.76 for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.  The total fair value of awards vested was $17.3 million, $14.7 million and $11.6 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

A summary of restricted stock award and restricted stock unit activity as of December 28, 2017, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 29, 2016	2,590,262	$15.66
Granted	956,070	$14.34
Vested (1)	(1,046,179)	$16.66
Forfeited	(191,191)	$15.44
Non-vested balance as of December 28, 2017	2,308,962	$14.70

(1)	Includes 336,819 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 609,300 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 28, 2017, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 1,877,718 shares.

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

Per ASC Topic 718-10-35-3, a modification of the terms or conditions of an equity award shall be treated as an exchange of the original award for a new award.  The effects of a modification should be measured as follows: (a) incremental compensation cost shall be measured as the excess, if any, of the fair value of the modified award over the fair value of the original award immediately before its terms are modified, (b) total recognized compensation cost for an equity shall at least equal the fair value of the award at the grant date unless at the date of the modification the performance or

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

service conditions of the original award are not expected to be satisfied and (c) a change in compensation cost for an equity award measured at intrinsic value shall be measured by comparing the intrinsic value of the modified award, if any, with the intrinsic value of the original award, if any, immediately before the modification.  These modifications resulted in compensation expense of $2.3 million during the year ended December 29, 2016.  Further, the Company continued to recognize share-based compensation costs on the awards related to service during the consulting period and re-measured the fair value of the outstanding awards at each reporting period during the term of the consulting services, in accordance with ASC Topic 505-50, Equity-Based Payments to Non-Employees.

11.	EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.2 million, $1.3 million and $1.3 million during the years ended December 28, 2017, December 29, 2016 and December 31, 2015, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 28, 2017, December 29, 2016 and December 31, 2015, was $2.2 million, $2.3 million and $2.3 million, respectively. During the year ended December 28, 2017, the Company recorded a $1.8 million of expense for an early lease termination fee. The fee was reimbursed by the landlord of the Company’s new building, which is being treated as a lease incentive and amortized over the term of the new lease. Future minimum lease payments under noncancelable operating leases as of December 28, 2017 are as follows (in millions):

Year	Minimum Lease Payments
2018	$3.3
2019	3.5
2020	3.3
2021	3.4
2022	3.4
Thereafter	25.5
Total	$42.4

Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 28, 2017, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $82.6 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 28, 2017 and December 29, 2016, the Company paid $0.1 million and $0.0 million, respectively, related to these minimum guarantees. As of December 28, 2017 and December 29, 2016, the Company had no liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.

Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with an increase taking

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect in fiscal year 2017 and the next increase taking effect in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 28, 2017 and December 29, 2016, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

Other assets consisted of the following (in millions):

	As of
	December 28, 2017	December 29, 2016
Investment in AC JV, LLC (1)	$1.0	$1.0
Other investments (2)	2.5	5.6
Total	$3.5	$6.6

(1)	Refer to Note 8—Related Party Transactions.
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the years ended December 28, 2017, December 29, 2016, and December 31, 2015 the Company recorded other-than-temporary impairment charges of $3.1 million, $0.7 million, and $0.0 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee in the twelve months ended December 28, 2017. These impairment charges brought those investments to a remaining fair value of $0.1 million. The fair value of investments has not been estimated as of December 28, 2017 as there were no identified events or changes in the circumstances that had a significant adverse effect on the fair value of the investments and it is not practicable to do so because the equity securities are not in publicly traded companies.  The investment in AC JV was initially valued using comparative market multiples.  The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of December 28, 2017, the Company had notes receivable totaling $8.3 million from its founding members related to the sale of Fathom Events, as described in Note 8—Related Party Transactions.   These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 28, 2017		As of December 29, 2016
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$270.8	$270.0	$272.7
Senior Notes due 2022	400.0	407.3	400.0	414.5
Senior Notes due 2026	250.0	235.0	250.0	256.7

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

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$12.2	$8.2	$4.0	$—
Short-term marketable securities (2)	13.1	—	13.1	—
Long-term marketable securities (2)	16.2	—	16.2	—
Total assets	$41.5	$8.2	$33.3	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$5.3	$0.3	$5.0	$—
Short-term marketable securities (2)	26.1	5.2	20.9	—
Long-term marketable securities (2)	19.6	17.3	2.3	—
Total assets	$51.0	$22.8	$28.2	$—

(1)

Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

(2)

Short-Term and Long-Term Marketable Securities— The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the years ended December 28, 2017 and December 29, 2016, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. Original cost of short term marketable securities is based on the specific identification method. As of December 28, 2017 and December 29, 2016, there was $0.2 million and $0.0 million, respectively, of gross unrealized losses related to individual securities of $8.2 million and $0.0 million, respectively, that had been in a continuous loss position for 12 months or longer.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 28, 2017 and December 29, 2016 are as follows:

	As of December 28, 2017
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$2.3	$2.2	0.9
Short-term certificates of deposit	0.9	0.9	0.8
Short-term commercial paper:
Financial	6.0	6.0	0.3
Industrial	4.0	4.0	0.3
Total short-term marketable securities	13.2	13.1

Long-term municipal bonds	1.9	1.9	2.1
Long-term U.S. government agency bonds	10.4	10.2	2.5
Long-term certificates of deposit	4.1	4.1	1.8
Total long-term marketable securities	16.4	16.2
Total marketable securities	$29.6	$29.3

	As of December 29, 2016
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government treasury bonds	$1.2	$1.2	0.8
Short-term municipal bonds	2.9	2.9	0.6
Short-term U.S. government agency bonds	1.0	1.0	0.5
Short-term commercial paper	13.0	13.0	0.1
Short-term certificates of deposit:
Financial	7.7	7.7	0.6
Industrial	0.3	0.3	0.9
Total short-term marketable securities	26.1	26.1

Long-term municipal bonds	1.9	1.8	2.7
Long-term U.S. government agency bonds	15.6	15.5	3.5
Long-term certificates of deposit	2.2	2.3	2.6
Total long-term marketable securities	19.7	19.6
Total marketable securities	$45.8	$45.7

(1)

Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

During 2012, NCM LLC terminated interest rate swap agreements that were used to hedge its interest rate risk associated with its term loan.  Following the termination of the swap agreements, the variable interest rate on NCM LLC’s $270.0 million term loan is unhedged and as of December 28, 2017 and December 29, 2016, the Company did not have any outstanding derivative assets or liabilities.  A portion of the breakage fees paid to terminate the swap agreements was for swaps in which the underlying debt remained outstanding.  The balance in AOCI related to these swaps was fixed and was amortized into earnings over the remaining period during which interest payments were hedged, or February 13, 2015.  The Company considered the guidance in ASC 815, Derivatives and Hedging which states that amounts in AOCI shall be reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings.  As of December 28, 2017, there were no amounts outstanding related to these discontinued cash flow hedges.

The changes in AOCI by component for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 were as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015	Income Statement Location
Balance at beginning of period	$—	$—	$(0.4)
Amounts reclassified from AOCI:
Amortization on discontinued cash flow hedges	—	—	1.6	Amortization of terminated derivatives
Total amounts reclassified from AOCI	—	—	1.6
Noncontrolling interest on reclassifications	—	—	(0.9)
Tax effect on reclassifications	—	—	(0.3)
Net other comprehensive income	—	—	0.4
Impact of subsidiary ownership changes	—	—	—
Balance at end of period	$—	$—	$—

15.	VALUATION AND QUALIFYING ACCOUNTS

The Company’s allowance for doubtful accounts and the valuation allowance on deferred tax assets for the years ended December 28, 2017, December 29, 2016 and December 31, 2015 were as follows (in millions):

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$6.3	$5.6	$4.3
Provision for bad debt	1.1	2.1	1.9
Write-offs, net	(1.4)	(1.4)	(0.6)
Balance at end of period	$6.0	$6.3	$5.6

	Years Ended
	December 28, 2017	December 29, 2016	December 31, 2015
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$110.3	$110.4	$127.5
Valuation allowance reversed	(12.2)	(0.1)	(17.1)
Balance at end of period	$98.1	$110.3	$110.4

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The following represents selected information from the Company’s unaudited quarterly Consolidated Statements of Income for the years ended December 28, 2017 and December 29, 2016 (in millions, except per share data):

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$71.9	$97.1	$116.4	$140.7
Operating expenses	66.8	68.8	66.1	70.5
Operating income	5.1	28.3	50.3	70.2
Consolidated net (loss) income (1)	(10.3)	10.0	31.1	27.9
(Loss) Net income attributable to NCM, Inc. (1)	(5.9)	0.7	8.6	(0.9)
(Loss) Earnings per NCM, Inc. share, basic (1)(2)	(0.10)	0.01	0.13	(0.01)
(Loss) Earnings per NCM, Inc. share, diluted (1)(2)	(0.10)	0.01	0.13	(0.01)

2016	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.2	$115.4	$113.5	$142.5
Operating expenses	70.4	68.9	65.1	70.2
Operating (loss) income	5.8	46.5	48.4	72.3
Consolidated net (loss) income (1)	(9.8)	24.5	20.3	47.0
(Loss) Net income attributable to NCM, Inc. (1)	(5.5)	5.6	6.9	13.4
(Loss) Earnings per NCM, Inc. share, basic (1)(2)	(0.09)	0.09	0.12	0.22
(Loss) Earnings per NCM, Inc. share, diluted (1)(2)	(0.09)	0.09	0.11	0.22

(1)

These balances have been adjusted to correct for the immaterial error discussed within Note 18—Correction of an Error. In addition, such corrections in 2017 will be reflected within future interim financial filings on Form 10-Qs.

(2)

Earnings per share in each quarter is computed using the weighted-average number of common shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of common shares outstanding during the year.

17.	SUBSEQUENT EVENT

On March 9, 2018, the Company declared a cash dividend of $0.17 per share (approximately $12.9 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on March 22, 2018 to be paid on March 29, 2018.

18.	CORRECTION OF AN ERROR

Subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 29, 2016, the Company identified an immaterial non-cash error related to the accounting under ASC 740 for the Company’s payable to founding members under the TRA.  As a result, this liability under the TRA (including the discount on such payable) and related accounts for the year ended December 29, 2016 were restated from the amount previously reported to reflect the additional amounts that will be payable under the TRA upon settlement of all expected future payments to the founding members. Further, the deferred tax liability recorded at the IPO related to the discounted TRA liability was reversed to reflect all applicable basis differences related to the TRA. The error does not impact the amount of the cash TRA payments made to the founding members for any historical period, the timing of those payments, or future calculations of payments due under the TRA.  The error also does not impact the Company’s revenue, operating income, cash balances or cash flow from operations for any period.

The Consolidated Balance Sheets, Consolidated Statements of Income, Statements of Equity (Deficit), Consolidated Statements of Comprehensive Income and Consolidated Statement of Cash Flows for the respective prior periods have been restated to reflect the correction of this error. As a result of the cumulative impact of the error, which dates back to the Company’s IPO, the Company has recorded a prior period adjustment to beginning retained earnings as of January 1, 2015.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The audited Consolidated Financial Statements and corresponding footnotes for the prior periods have been restated from the amounts previously reported to reflect the correction of this error as shown within the tables below.

The following tables present the effect of the correction of the error to the January 1, 2015 beginning retained earnings balance and additional paid in capital (deficit) balance (in millions):

Beginning retained earnings (distributions in excess of earnings), as of January 1, 2015 – as previously reported	$(147.4)
Prior period adjustment	(23.6)
Beginning retained earnings (distributions in excess of earnings), as of January 1, 2015 – as corrected	$(171.0)

Beginning additional paid in capital (deficit), as of January 1, 2015 – as previously reported	$(261.0)
Prior period adjustment	96.9
Beginning additional paid in capital (deficit), as of January 1, 2015 – as corrected	$(164.1)

The error correction resulted in an increase of $0.4 million and $0.1 million within the activity of the additional paid in capital (deficit) balance for the years ended December 29, 2016 and December 31, 2015, respectively. These adjustments were within the ‘Income tax and other impacts of NCM LLC ownership changes’ line of the Consolidated Statements of Equity previously reported during each period. The error correction increased additional paid in capital (deficit) by $96.8 million and decreased retained earnings (distributions in excess of earnings) by $27.7 million as of December 31, 2015.

The following table presents the effects of the correction of the error to the Consolidated Balance Sheet (in millions):

	As of December 29, 2016
	As Reported	Correction of an Error	Reclassification (1)	As Corrected
Long-term deferred tax assets, net of valuation allowance of $110.3 million	$209.1	$90.6	$(5.5)	$294.2
TOTAL ASSETS	1,057.4	90.6	(5.5)	1,142.5
Long-term payable to founding members under tax receivable agreement	143.4	68.9	—	212.3
Long-term deferred liability	48.3	(42.8)	(5.5)	—
Total liabilities	1,238.6	26.1	(5.5)	1,259.2
Additional paid in capital (deficit)	(207.7)	97.2	—	(110.5)
Retained earnings (distributions in excess of earnings)	(215.6)	(32.7)	—	(248.3)
Total equity/(deficit)	(181.2)	64.5	—	(116.7)
TOTAL LIABILITIES AND EQUITY/DEFICIT	1,057.4	90.6	(5.5)	1,142.5

(1)	The company reclassified deferred tax balances related to NCM, LLC to reflect the full outside basis differences.

The following tables present the effects of the correction of the error to the Consolidated Statements of Income and the Consolidated Statements of Comprehensive Income (in millions, except for per share data):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year ended December 29, 2016
	As Reported	Correction of an Error	As Corrected
Accretion of interest on the discounted payable to founding members under tax receivable agreement	$13.9	$5.7	$19.6
Loss on re-measurement of the payable to founding members under the tax receivable agreement	—	1.0	1.0
Total non-operating expenses	76.8	6.7	83.5
INCOME BEFORE INCOME TAXES	96.2	(6.7)	89.5
Income tax expense	9.2	(1.7)	7.5
CONSOLIDATED NET INCOME	87.0	(5.0)	82.0
NET INCOME ATTRIBUTABLE TO NCM, INC.	$25.4	$(5.0)	$20.4

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.42	$(0.08)	$0.34
Diluted	$0.42	$(0.08)	$0.34

	For the Year ended December 29, 2016
	As Reported	Correction of an Error	As Corrected
CONSOLIDATED COMPREHENSIVE INCOME	$87.0	$(5.0)	$82.0
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$25.4	$(5.0)	$20.4

	For the Year ended December 31, 2015
	As Reported	Correction of an Error	As Corrected
Accretion of interest on the discounted payable to founding members under tax receivable agreement	$14.1	$5.3	$19.4
Gain on re-measurement of the payable to founding members under the tax receivable agreement	—	(2.9)	(2.9)
Total non-operating expenses	66.5	2.4	68.9
INCOME BEFORE INCOME TAXES	81.5	(2.4)	79.1
Income tax expense	17.8	1.7	19.5
CONSOLIDATED NET INCOME	63.7	(4.1)	59.6
NET INCOME ATTRIBUTABLE TO NCM, INC.	$15.4	$(4.1)	$11.3

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.26	$(0.07)	$0.19
Diluted	$0.26	$(0.07)	$0.19

	For the Year ended December 31, 2015
	As Reported	Correction of an Error	As Corrected
CONSOLIDATED COMPREHENSIVE INCOME	$65.0	$(4.1)	$60.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$15.8	$(4.1)	$11.7

The following tables present the effects of the correction of the error to the Consolidated Statements of Cash Flow (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year ended December 29, 2016
	As Reported	Correction of an Error	As Corrected
Consolidated net income	$87.0	$(5.0)	$82.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	11.6	(1.8)	9.8
Accretion of interest on the discounted payable to founding members under tax receivable agreement	13.9	5.7	19.6
Non-cash (gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	—	1.0	1.0
Net cash provided by operating activities	133.5	—	133.5

	For the Year ended December 31, 2015
	As Reported	Correction of an Error	As Corrected
Consolidated net income	$63.7	$(4.1)	$59.6
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	12.1	1.7	13.8
Accretion of interest on the discounted payable to founding members under tax receivable agreement	14.1	5.3	19.4
Non-cash (gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	—	(2.9)	(2.9)
Net cash provided by operating activities	105.3	—	105.3