Form 10-K/A
period 2017-12-28
National CineMedia, Inc.
filed 2018-04-10
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 28, 2017 (“Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2018 (“Original Filing Date”). The sole purpose of this Amendment No. 1 is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. In addition, we have included Part IV, Item 16, which was unintentionally omitted from the Original Filing, and new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1, as required by Rule 12b-15 under the Exchange Act. This Amendment No. 1 does not amend, modify, or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

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

•

“AMC” refers to AMC Entertainment Inc. and its subsidiaries, National Cinema Network, Inc., or “NCN,” which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theaters, Inc., which joined NCM LLC in June 2010 in connection with AMC’s acquisition of Kerasotes ICON Theaters AMC Starplex, LLC, which joined NCM LLC in December 2015 in connection with AMC’s acquisition of Starplex Cinemas and American Multi-Cinema, Inc., which is a party to an ESA with NCM LLC

•	“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., and is party to an ESA with NCM LLC.
•

“Regal” refers to Cineworld Group plc, Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, or “RCM,” which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., and is party to an ESA with NCM LLC.

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

The information required by this item regarding our executive officers is set forth in Part I of the Original Filing on Form 10-K under the heading “Executive Officers of the Registrant” and is incorporated herein by this reference.

Our board of directors currently consists of nine directors. Under the director designation agreement dated as of February 13, 2007, each of our founding members – AMC, Cinemark and Regal – are permitted to appoint or designate up to two persons for nomination to election on our board of directors under the terms set forth in the agreement, one of whom must qualify as “independent” as required by the rules promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and by the Nasdaq Stock Market (“Nasdaq”). See “Certain Relationships and Related Party Transactions – Director Designation Agreement.” The designees pursuant to this agreement for Cinemark are Thomas F. Lesinski and Lee Roy Mitchell and for Regal are Mark B. Segall and Renana Teperberg. In December 2016, AMC agreed to a proposed final judgment in a lawsuit brought by the U.S. Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc. Among other conditions, AMC was required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. board of directors as well as its rights to nominate any person to serve on the NCM, Inc. board of directors. AMC’s non-independent designee to the board of directors resigned in December 2016. AMC’s independent designee was Paula Williams Madison and she remained on the board. AMC was also required to divest the majority of its equity interests in NCM LLC, so that by June 20, 2019 it will own no more than 4.99% of NCM LLC’s outstanding membership units.

Our amended and restated certificate of incorporation provides that directors are divided, as evenly as possible, into three classes, designated as Class I, Class II and Class III and that the number of total directors shall not be more than ten. The number of director positions is nine. The members of each class serve for staggered three-year terms. In 2018, the Class II directors are up for re-election.

The following table provides information regarding our directors as of March 30, 2018.

Name	Age	Position
Scott N. Schneider	60	Chairman (Class I)
Andrew J. England	53	Chief Executive Officer and Director (Class I)
Lawrence A. Goodman	63	Director (Class I)
David R. Haas	76	Director (Class II)
Thomas F. Lesinski	58	Director (Class II)
Paula Williams Madison	65	Director (Class II)
Lee Roy Mitchell	81	Director (Class III)
Mark B. Segall	55	Director (Class II)
Renana Teperberg	40	Director (Class III)

Scott N. Schneider. Mr. Schneider has been a director of NCM, Inc. since February 2007 and currently serves as the Chairman of the Board.  He also served as lead director from October 2014 through January 2016 and served as Non-Employee Executive Chairman of NCM, Inc. from January 2016 through January 2018. His current term as director expires in 2020. Mr. Schneider became the Chief Executive Officer of AHC LLC, a financial consulting and advisory firm in October 2009. He served as Operating Partner and Chairman, Media and Communications, of Diamond Castle Holdings, LP, a private equity firm, from January 2005 to September 2009. From 2001 to 2004, Mr. Schneider served in various senior executive capacities including President, Chief Operating Officer and Vice Chairman of the Board of Citizens Communications Company.

Mr. Schneider’s extensive experience in senior leadership positions at several public and private media companies makes him well suited to understand and advise the board on complex managerial, strategic and financial considerations and to serve as Non-Employee Executive Chairman. He has a strong knowledge of the nuances of financial markets and is able to provide a variety of perspectives on financial and operational issues as well as provide guidance to assist the Company with its public communications.

Andrew J. England. Mr. England was appointed Chief Executive Officer and Director of NCM, Inc. on January 1, 2016. His current term as director expires in 2020. Mr. England has a long career in marketing, previously serving as the

Executive Vice President and Chief Marketing Officer of MillerCoors, LLC from 2010 until July 2015.  From 2008 to 2010, Mr. England served as the Chief Marketing Officer of the then newly formed MillerCoors, LLC.  From 2006 to 2008 he served as Chief Marketing Officer of Coors Brewing Co.  Prior to that, Mr. England was Vice President and General Manager of Hershey’s Snacks division, Director of the Reese’s Brand, and held various marketing and brand management positions for over ten years at Nabisco Biscuit Company and Cadbury Schweppes.  Mr. England holds a Master of Business Administration degree from Stanford University and a bachelor’s degree in Engineering Science from Durham University in the United Kingdom.

Mr. England’s extensive experience as an executive in the marketing industry brings valuable experience to the board regarding our strategic and operating objectives.  Further, his position as our Chief Executive Officer provides insight to all aspects of the Company, including its management, operations and financial requirements.  Mr. England also offers exceptional leadership skills to the board.

Lawrence A. Goodman. Mr. Goodman has been a director since February 2007. He was chairman of the Compensation Committee of NCM, Inc. from February 2007 to July 2017 (co-chairman from January 2017 to July 2017). His current term as director expires in 2020. Mr. Goodman founded White Mountain Media, a media consulting company, in July 2004 and has served as its president since inception. From July 2003 to July 2004, Mr. Goodman was retired. From March 1995 to July 2003, Mr. Goodman was the President of Sales and Marketing for CNN, a division of Turner Broadcasting System, Inc.

Mr. Goodman’s extensive background in the media industry allows him to provide media sales and marketing advice to our management and board. Mr. Goodman brings significant business experience to provide strategies and solutions to resolve the issues addressed by the board.

David R. Haas. Mr. Haas has served as a director of NCM, Inc. and chairman of its Audit Committee since February 2007. His current term as director expires in 2018. He has been a private investor and financial consultant since January 1995. Mr. Haas was a Senior Vice President and Controller for Time Warner, Inc. from January 1990 through December 1994.

Mr. Haas’ experience as a former high-ranking financial executive in a media company qualifies him to serve on our board of directors and chairman of our Audit Committee and to provide guidance to our internal audit function and financial advice to our board. In addition, Mr. Haas’ previous experience serving on several public company boards and audit committees has provided him a broad-based understanding of financial risks and compliance expertise.

Thomas F. Lesinski.  Mr. Lesinski has served as a director of NCM, Inc. since December 2014, as co-chairman of its Compensation Committee since January 2017 and as chairman of its Compensation Committee since July 2017. His current term as director expires in 2018. Mr. Lesinski has served as the Chief Executive Officer of Sonar Entertainment, an independent entertainment studio, since January 2016. Mr. Lesinski served as the Founder and CEO of Energi Entertainment, a multi-media content production company, from August 2014 until December 2015.   From 2013 to 2014, Mr. Lesinski was President of Digital Content and Distribution at Legendary Entertainment, a leading media company dedicated to owning, producing and delivering content to mainstream audiences with a targeted focus on the powerful fandom demographic.  Prior to that role, from 2006 to 2013, Mr. Lesinski served as President, Digital Entertainment at Paramount Pictures, a global producer and distributor of filmed entertainment. Mr. Lesinski also served as President of Worldwide Home Entertainment at Paramount Pictures for three years, prior to which, he spent ten years in various leadership positions at Warner Bros. Entertainment and was a Managing Director for an advertising agency.

Mr. Lesinski’s experience in home entertainment and digital media gives him the experience to critically review the various business considerations necessary to run a business such as ours and offers a valuable perspective as the media marketplace becomes more competitive, particularly with the growth of online and mobile advertising platforms. Mr. Lesinski’s experience as a Chief Executive Officer provides valuable perspective as chairman of our Compensation Committee.

Paula Williams Madison. Ms. Madison has served as a director of NCM, Inc. since March 2014 and as chairman of its Nominating and Governance Committee since January 2017. Her current term as director expires in 2018. Ms. Madison has served as Chairman and CEO of Madison Media Management LLC, a company that invests in emerging media, entertainment and communication businesses, since 2011.  From 2011 to 2014, Ms. Madison also was Chief Executive Officer of the Los Angeles Sparks, a WNBA professional women’s basketball team.   Prior to this role, Ms. Madison served

as Executive Vice President of Diversity at NBCUniversal, as well as, Vice President of the General Electric Company, NBCUniversal’s parent company at the time.  Ms. Madison spent 22 years with NBCUniversal in various leadership positions and prior to that ran several different local affiliate television stations.

Ms. Madison’s senior executive positions in the media and entertainment industries give her the experience to critically review the various business considerations necessary to run a business such as ours. Ms. Madison is able to offer the board sound business strategies. This, combined with her many years of business experience, makes her a valued contributor to the Board and qualifies her to serve as chairman of our Nominating and Governance Committee.

Lee Roy Mitchell. Mr. Mitchell has served as a director of NCM, Inc. since October 2006. His current term as director expires in 2019.  Mr. Mitchell has served as Chairman of the Board of Cinemark Holdings, Inc. since March 1996 and as a director since its inception in 1987.  Mr. Mitchell served as Chief Executive Officer of Cinemark Holdings, Inc. from its inception in 1987 until December 2006, Vice Chairman of the Board from March 1996 and was President from inception in 1987 until March 1993.

Mr. Mitchell has over four decades of executive leadership experience, including a key role in the theater industry and brings important institutional knowledge to the board. Mr. Mitchell’s experience enables him to share with the board suggestions about how similarly situated companies effectively assess and undertake business considerations and opportunities. Since Mr. Mitchell is a board designee for one of our founding members, he brings to the board the perspective of a major stakeholder.

Mark B. Segall. Mr. Segall has served as a director of NCM, Inc. since March 2018. His current term as director expires in 2018. Mr. Segall is the owner and Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique founded in 2003, and has been the CEO of Kidron Capital Advisors LLC since 2009. Previously, he served as the Co-Chief Executive Officer of Investec, Inc., an asset management company, from 2001 to 2003, following his role as Investec Inc.’s head of investment banking and general counsel. Prior to that, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities. Mr. Segall serves as a director of the following public companies: Integrated Asset Management Plc (2000 to 2014 and 2018 to present) and Bel Fuse, Inc (2011 to present). In the past five years he has served on other public company boards including: Ronson Europe N.V. (2008 to 2017), Temco Service Industries, Inc. (2011 to 2016), Infinity Cross Border Acquisition Corp. (2012 to 2014), and ATMI, Inc. (2013 to 2014). Mr. Segall also serves on a number of private company boards. Mr. Segall’s two decades of board leadership experience at both public and private companies, gives him the ability to offer guidance to the Company and its operations.

Renana Teperberg. Ms. Teperberg has served as a director of NCM, Inc. since March 2018. Her current term as director expires in 2019. Ms. Teperberg has served as Chief Commercial Officer of Cineworld Group plc since 2016 and Senior Vice President Commercial from 2014 to 2015. Prior to that time, she served as Head of Programming and Marketing for Cinema City International from 2002 to 2013. On February 28, 2018, Cineworld Group plc acquired the parent corporation of Regal.

Ms. Teperberg has extensive experience in the cinema industry which enables her to share with the board suggestions about how similarly situated companies effectively assess and undertake business considerations and opportunities.

Independence of the Board of Directors

Our board of directors has determined that Lawrence A. Goodman, David R. Haas, Thomas F. Lesinski, Paula Williams Madison, Scott N. Schneider and Mark Segall, all current directors, qualify as “independent” directors under the rules promulgated by the SEC under the Exchange Act, and by Nasdaq.  There are no family relationships among any of our executive officers or directors.

Company Leadership Structure

Our board determined to split the roles of Chairman of the board of directors and Chief Executive Officer. Our Chief Executive Officer is responsible for setting the strategic direction for the Company and the day to day leadership and performance of the Company, while our Chairman sets the agenda for board meetings and presides over meetings of the full board in their oversight role.  We believe this leadership structure will best serve the objectives of the board’s oversight of management, the board’s ability to carry out its roles and responsibilities on behalf of our stockholders, and the Company’s overall corporate governance.

Mr. Schneider assumed the position of Chairman of the board of directors on January 1, 2016 and on January 20, 2016, the board appointed him as the Non-Employee Executive Chairman during the CEO transition period. On January 24, 2018, the board reappointed him Chairman of the board of directors.

The board plans to periodically review the leadership structure to determine whether it continues to best serve the Company and our stockholders.

Board’s Role in Risk Oversight

The board as a whole has responsibility for risk oversight, including setting the “tone at the top” regarding the importance of risk management. The board reviews information on the Company’s credit, liquidity and operations, as well as reports from management on enterprise risk and committee reports. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation. The Audit Committee is responsible for overseeing the management of financial risks. The Nominating and Governance Committee is responsible for overseeing the management of risks associated with board independence and potential conflicts of interests. While each committee is responsible for evaluating and overseeing the management of such risks, the entire board is regularly informed of each committee’s analysis.

Katherine L. Scherping, Chief Financial Officer is our Chief Risk Officer. The Chief Risk Officer provides periodic updates to the board on the strategic, operational, financial, compliance and reputational risks facing the Company, which serves to ensure that risk management is a priority within the organization and the Company’s risk oversight is aligned with its strategies.

Compensation Risk Assessment

We do not believe we have compensation practices that are reasonably likely to have a material adverse effect on the Company. Our Compensation Committee reviews the compensation policies and practices for all employees, including executive officers. Among other things, the Compensation Committee considers whether the compensation program encouraged excessive risk taking by employees at the expense of long-term Company value. Based upon its assessment, the Compensation Committee does not believe that our compensation program encourages excessive or inappropriate risk-taking. The Compensation Committee believes that the design of our compensation program, which includes a mix of annual and long-term incentives, cash and equity awards and retention incentives, is balanced and does not motivate imprudent risk-taking.

Meetings of the Board of Directors and Standing Committees

The board of directors held eleven meetings during the fiscal year ended December 28, 2017. During our 2017 fiscal year, no director then in office attended fewer than 75% of the aggregate total number of meetings of the board of directors held during the period in which he or she was a director and of the total number of meetings held by all of the committees of the board of directors on which he or she served. The Company does not have a formal policy regarding attendance by members of the board of directors at the Company’s Annual Meeting, but encourages our directors to attend. All nine of our directors attended our Annual Meeting of Stockholders held on April 28, 2017. The three standing committees of the board of directors are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Periodically the board has established a special committee to review significant transactions and other matters. For example, in 2017 a special committee of the board of directors was formed to consider the implications of AMC’s Memorandum of Understanding with the Department of Justice regarding the acquisition of Carmike Cinemas, Inc. The special committee during 2017 consisted of the three independent directors who were not designated by one of NCM LLC’s founding members, Messrs. Goodman, Haas and Schneider.  There were sixteen meetings of the special committee during our 2017 fiscal year.

The following table shows the current membership as of March 30, 2018:

DIRECTOR COMMITTEE MEMBERSHIP AND MEETINGS

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee	Board of Directors
Andrew J. England				X
Lawrence A. Goodman		X	X	X
David R. Haas	Chair	X		X
Thomas F. Lesinski	X	Chair		X
Paula Williams Madison		X	Chair	X
Lee Roy Mitchell				X
Scott N. Schneider	X		X	Chair
Mark B. Segall				X
Renana Teperberg				X

Audit Committee

The Audit Committee consists of David R. Haas (chairman), Thomas F. Lesinski and Scott N. Schneider.  Each of the committee members was determined to be “independent” as required by the rules promulgated by the SEC under the Exchange Act, and by the Nasdaq. Each of them also meets the financial literacy requirements of the Nasdaq. Our board of directors has determined that Mr. Haas qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations.

The Audit Committee is primarily concerned with overseeing management’s processes and activities relating to the following:

(1)	maintaining the reliability and integrity of our accounting policies, financial reporting practices and financial statements;
(2)	the independent auditor’s qualifications and independence;
(3)	the performance of our internal audit function and independent auditor; and
(4)	confirming compliance with laws and regulations, and the requirements of any stock exchange or quotation system on which our securities may be listed.

The Audit Committee also is responsible for establishing procedures for the receipt of complaints regarding our accounting, internal accounting controls or audit matters, and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee’s responsibilities are set forth in its charter, the current version of which was most recently reviewed by the Committee and approved by the board in January 2018. The current version of the charter is available on our website at www.ncm.com at the Investor Relations link. There were eight meetings of the Audit Committee during our 2017 fiscal year.

Compensation Committee

The Compensation Committee consists of Thomas F. Lesinski (chairman), Lawrence A. Goodman, David R. Haas and Paula Williams Madison.  Each member was determined to be “independent” as defined in the rules promulgated by the SEC under the Exchange Act and by Nasdaq, and each also qualifies as an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Rule 16b-3 under the Exchange Act.

The Compensation Committee’s purposes, as set forth in its charter, are:

(1)	to assist the board in discharging its responsibilities relating to compensation of our CEO and other executives;
(2)	to administer our equity incentive plans (other than equity compensation for non-employee directors which is administered by the board); and
(3)	to have overall responsibility for approving and evaluating all of our compensation plans, policies and programs that affect our executive officers.

The Compensation Committee’s responsibilities are set forth in its charter, which is reviewed at least annually. The current Compensation Committee charter was most recently reviewed by the Committee and approved by the board in January 2018. The current version of the charter is available on our website at www.ncm.com at the Investor Relations link. There were eight meetings of the Compensation Committee during our 2017 fiscal year.

The Compensation Committee performs such functions and has the authority and responsibilities enumerated in its charter. The Compensation Committee is authorized to form and delegate responsibility to subcommittees of the Compensation Committee as it deems necessary or appropriate, provided, however, that any such subcommittees shall meet all applicable independence requirements and that the Compensation Committee shall not delegate to persons other than independent directors any functions that are required under applicable law, regulation or Nasdaq rule to be performed by independent directors.

The Compensation Committee engaged ClearBridge Compensation Group, LLC (“ClearBridge”), a nationally recognized consulting firm, to assess the competitiveness of compensation for the executive officers and provide independent advice and recommendations to the Compensation Committee regarding executive compensation. Prior to retaining ClearBridge, the Compensation Committee reviewed ClearBridge’s independence as contemplated by the committee’s charter and applicable Nasdaq rules, and determined that there were no conflicts of interest and that ClearBridge is independent from the Company, our Compensation Committee and our executive officers.

Nominating and Governance Committee

The Nominating and Governance Committee consists of Paula Williams Madison (chairman), Lawrence A. Goodman and Scott N. Schneider.  Each of the members of our Nominating and Governance Committee was determined to be independent in accordance with Nasdaq rules and relevant federal securities laws and regulations.

The Nominating and Governance Committee’s purposes, as set forth in its charter, are:

(1)	to identify individuals qualified to become board members, and to recommend director nominees to the board;
(2)	to oversee the evaluation of our management and the board; and
(3)	to review from time to time the Corporate Governance Guidelines applicable to us and to recommend to the board such changes as it may deem appropriate.

The Nominating and Governance Committee’s responsibilities are set forth in its charter, which was most recently reviewed by the Committee and approved by the board in January 2018. The current version of the charter as well as our Corporate Governance Guidelines are available on our website at www.ncm.com at the Investor Relations link. There were four meetings of the Nominating and Governance Committee during our 2017 fiscal year.

Other than the director candidates designated by our founding members, the Nominating and Governance Committee identifies individuals qualified to become board members and recommends director nominees to our board for each annual meeting of stockholders or in connection with filling a vacancy on the board between annual meetings. It also reviews the qualifications and independence of the members of our board of directors and its various committees on a regular basis and makes any recommendations the committee members may deem appropriate from time to time concerning any changes in the overall composition of our board of directors and its committees. The Nominating and Governance Committee recommends to our board of directors the terms of our Corporate Governance Guidelines. The Nominating and Governance Committee reviews such guidelines and the provisions of the Nominating and Governance Committee charter on a regular basis to confirm that such guidelines and charter remain consistent with sound corporate governance practices and with any legal, regulatory or Nasdaq requirements. The Nominating and Governance Committee also monitors our board of directors and our compliance with any commitments made to regulators or otherwise regarding changes in corporate governance practices and leads our board of directors in its annual review of our board of directors.

As the need to fill vacancies arises in the future, the Nominating and Governance Committee will refer to its list of potential candidates that is maintained and updated on an on-going basis and will seek individuals qualified to become board members for recommendation to the board. The Nominating and Governance Committee would consider potential director candidates recommended by stockholders and use the same criteria for screening all candidates, regardless of who proposed such candidates. See “Stockholder Communications” below for information on how our stockholders may communicate with our board of directors.  See “Proposals of Stockholders” below for further information on making director nominations.

The Nominating and Governance Committee and board of directors consider whether candidates for nomination to the board of directors possess the following qualifications, among others:

(a)	the highest level of personal and professional ethics, integrity, and values;
(b)	expertise that is useful to us and is complementary to the background and expertise of the other members of the board of directors;
(c)	a willingness and ability to devote the time necessary to carry out the duties and responsibilities of membership on the board of directors;
(d)	a desire to ensure that our operations and financial reporting are effected in a transparent manner and in compliance with applicable laws, rules, and regulations; and
(e)	a dedication to the representation of the best interests of all our stockholders, including our founding members.

Diversity of Directors. In considering whether to recommend any candidate for inclusion in the slate of director nominees, the Nominating and Governance Committee complies with the Company’s Corporate Governance Guidelines and Corporate Code of Conduct. In addition to considering the qualifications listed above, the Committee seeks nominees that will complement the existing members and provide diversity of background, professional expertise, gender and ethnicity. The Nominating and Governance Committee periodically reviews and assesses its evaluation process for considering nominee directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, executive officers and all of our employees. We will provide any person, without charge and upon request, with a copy of our Code of Conduct. Requests should be directed to us at 9110 E. Nichols Ave., Suite 200, Centennial, Colorado 80112-3405, Attention: Secretary. The Code of Business Conduct and Ethics is also available on our website at www.ncm.com at the Investor Relation link. The information on our website is not incorporated into this proxy statement.

We will disclose any amendments to or waivers of the Code of Business Conduct and Ethics on our website at www.ncm.com. We have established a confidential hotline and website to answer employees’ questions related to the Code of Business Conduct and Ethics and to report any concerns regarding accounting, internal accounting controls or auditing matters. Our Audit Committee also has established procedures to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters, and to allow for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. As a matter of practice, we assist many of our directors and all of our executive officers by preparing initial ownership reports and reporting ownership changes, and typically file these reports on their behalf. To our knowledge, based solely on our review of the copies of such reports received by us, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis during the fiscal year ended December 28, 2017, except that (i) one Form 4 for Andrew England was filed one day late on January 24, 2017 and (ii) one Form 4 for Geri House due on January 23, 2017 was filed on January 30, 2017 in conjunction with the timely filing of her Form 3.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis (“CD&A”) explains the executive compensation program for the following individuals, who are referred to as the “Named Executive Officers” (“NEOs”).

•	Andrew J. England – Chief Executive Officer and Director
•	Clifford E. Marks – President
•	Katherine L. Scherping – Chief Financial Officer
•	Ralph E. Hardy – Former Executive Vice President and General Counsel (until February 12, 2018)
•	Geri R. House – Former Executive Vice President, People and Organization (until December 31, 2017)

Executive Summary

Fiscal Year 2017 Performance. Total revenue for the year ended December 28, 2017 decreased 4.8% to $426.1 million from $447.6 million for the comparable period last year.  Adjusted OIBDA decreased 11.1% to $205.1 million for the full year of 2017 from $230.7 million for the full year of 2016. Operating income decreased 11.0% from $173.0 million in 2016 to $153.9 million in 2017. Net income increased slightly from $25.4 million in 2016 to $25.6 million in 2017.

Key Performance Measures. The following tables summarize the key fiscal 2017 financial metrics on which the Company based its executive compensation.

Fiscal 2017 Performance Measures (in millions) (1)
	Target	Actual	Achievement relative to target
Adjusted OIBDA for Compensation Purposes	$197.9	$177.5	89.7% of targeted Adjusted OIBDA for Compensation Purposes
Adjusted Advertising Revenue	$422.8	$396.2	93.7% of targeted Adjusted Advertising Revenue target

(1)

Refer to “Annual Cash Incentive” below for additional details on the Executive Performance Bonus Plan, Adjusted OIBDA for Compensation Purposes and Adjusted Advertising Revenue, which are non-GAAP measures.  See “Definitions of Performance Measures Used in Incentive Plans in Fiscal 2017” below for the definitions of Adjusted OIBDA for Compensation Purposes and Adjusted Advertising Revenue and the reconciliations to the closest GAAP based measurement.

Fiscal 2015-2017 Performance Measures (in millions) (1)
	Target	Actual	Achievement relative to target
2015 PBRS cumulative Free Cash Flow	$557.8	$543.1	97.37% of targeted Free Cash Flow
April 2015 PBRS grant three-year cumulative Free Cash Flow	$541.5	$525.6	97.10% of targeted Free Cash Flow

(1) Refer to “Long-Term Incentives (LTI)” section below for additional details on the 2016 Equity Plan and Free Cash Flow which is a non-GAAP measure.  See “Definitions of Performance Measures Used in Incentive Plans in Fiscal 2017”

     below for the definitions of Free Cash Flow and the reconciliations to the closest GAAP based measurement.

Elements of 2017 Compensation Program. Our Compensation Committee believes that the Company’s compensation policies and procedures are aligned with the short-term and long-term interests of our stockholders and are designed to attract, motivate, reward and retain superior talent who are critical to our long-term growth and profitability.  The 2017 Compensation Program consists of the following pay elements:

Base Salary	+	Annual Cash Incentive	+	Performance-Based Restricted Stock (PBRS)	+	Time-Based Restricted Stock (TBRS)	=	Total Direct Compensation

The designs for the Annual Cash Incentive Plan and Long-Term Incentive Plan were generally maintained from the 2016 Compensation Program, based on the Compensation Committee’s assessment that the compensation program continued to align with the Company’s business and compensation objectives.

Pay Mix.  We believe the mix of annual and long-term incentives and the mix of cash and equity awards are balanced, emphasize Company performance and do not motivate imprudent risk-taking.  The following charts present the elements of compensation as a percentage of total target direct compensation for fiscal year 2017, computed using the annual salary, target annual cash incentive (assuming 100% achievement) and grant date fair value of PBRS and TBRS.  The first chart presents the compensation elements for our CEO, Andrew J. England.  The NEOs included in the second chart are Messrs. Marks and Hardy and Mses. Scherping and House.

Fiscal Year 2017 Compensation Mix

Andrew J. England (a)

(a)

Approximately 62% of Mr. England’s compensation is performance-based and approximately 73% of his compensation is variable, which represents the performance-based elements and time-based restricted stock.

Other NEOs (b)

(b)

Approximately 54% of all other NEOs’ compensation is performance-based and approximately 76% of their compensation is variable, which represents the performance-based elements and time-based restricted stock.

Pay-for-Performance Alignment.  The Compensation Committee believes that having a large percentage of executive officers’ pay as performance-based compensation ensures that their interests are aligned with those of our stockholders. Consistent with our compensation program design, our compensation program results for the 2017 fiscal year were aligned with the Company’s financial results.  The fiscal year 2017 annual cash incentives paid out below target (58.6%) as described in greater detail in “Fiscal 2017 Executive Performance Bonus Plan Payments.”  PBRS paid out below target (94.7%) for the 2015-2017 performance period, as described in greater detail in “Long-Term Incentives”.

Detailed Discussion & Analysis

Compensation Philosophy

The primary goals of our Compensation Committee with respect to executive compensation are to:

•	review the competitiveness of executive cash compensation and equity grant levels compared to a select peer group of companies, using the 50th percentile as a reference point for setting compensation;
•	provide shorter-term cash incentives primarily for achieving specified annual performance objectives;
•

provide a mix of long-term equity incentives that are performance- and time-based to promote stock price growth, retention and ownership through achievement of long-term financial performance goals; and

•	establish and monitor appropriate pay and performance relationships.

To achieve these goals, we intend to maintain a compensation structure that provides rewards for high performance and value creation for our stockholders (including the founding members).

Role of Compensation Consultant and CEO in Determining Executive Compensation

Our CEO has substantial input in the determination of executive compensation other than his own and made recommendations for the compensation of all of the other NEOs that were ultimately approved by the Compensation

Committee. Our CEO’s compensation was determined and approved by the Compensation Committee. Our CEO is not present during voting or deliberations by the Compensation Committee regarding his compensation.

In 2017, the Compensation Committee engaged ClearBridge, a nationally recognized consulting firm, to serve as an independent consultant on executive compensation matters.  ClearBridge assessed the competitiveness of pay for the executive officers and provided independent advice and recommendations to the Compensation Committee regarding executive compensation. The Compensation Committee determined that ClearBridge is independent from the Company.

As part of its review, ClearBridge considered base salary, annual cash incentive, total cash compensation (combined salary and annual cash incentive), long-term incentives, and total direct compensation. ClearBridge reviewed and recommended a peer group for pay comparison for our executive officers comprised of companies that are publicly and domestically traded, of comparable size to NCM, Inc., and in relevant industries (i.e., in advertising, media and entertainment industries, or software technology-based companies in media-related industries).  The Compensation Committee reviewed and approved the peer group.

Our Compensation Committee believes that peer group comparisons are useful to measure the competitiveness of our compensation practices and uses the information provided by the compensation consultant as an input to its decision making. Although the Compensation Committee references the 50th percentile of the peer group’s pay levels, specific positioning for each NEO is determined on a case-by-case basis considering multiple factors.

The following peer companies were used in our competitive analysis for fiscal 2017 decisions:

Carmike Cinemas, Inc.	Nexstar Media Group, Inc.
comScore, Inc.	Salem Media Group, Inc.
Entercom Communications Corp	The E.W. Scripps Company
Entravision Communications Corporation	TiVo Inc.
Global Eagle Entertainment Inc.	Townsquare Media, Inc.
Gray Television, Inc.	Urban One, Inc (formerly Radio One)
IMAX Corp.	WebMD Health Corp.
Lee Enterprises, Incorporated	World Wrestling Entertainment, Inc.
MSG Networks Inc.

We eliminated seven companies and added twelve companies from our 2016 peer group either due to acquisition or as a result of the Compensation Committee’s assessment of the group relative to industry and size criteria.

2017 Compensation

Provided below is a summary of the key elements of our 2017 compensation program.

Component	Description	Purpose
Base Salary	Fixed cash component	Reward for level of responsibility, experience and sustained individual performance

Annual Cash Incentive	Cash performance bonus based on achievement of pre-determined performance goals	Reward team and individual achievement against specific objective financial goals

Long-Term Incentives	Equity grants in 2017 consisted of: • Performance-based restricted shares • Time-based restricted shares	Reward for the creation of stockholder value and retain executives for the long-term

Other Compensation

A matching contribution to our defined contribution 401(k) plan and various health, life and disability insurance plans; dividend equivalents accrued on restricted stock and other customary employee benefits.

Provide an appropriate level of employee benefit plans and programs

Potential Payments Upon Termination or Change in Control	Contingent in nature. Amounts are payable only if employment is terminated as specified under each employment agreement. No excise tax gross-ups are provided.	Provide an appropriate level of payment in the event of a change in control or termination

Other Policies	Stock Ownership Guideline policy Clawback policy Insider trading policy, which includes anti-hedging and anti-pledging policies	Enhance alignment with stockholder interests

Specific compensation decisions made in 2017 are described below.

Base Salary. Base salaries for our executives were established based on the scope of their role and responsibilities, taking into account the experience and seniority of the individual, individual performance, peer salary levels, and other primarily subjective factors deemed relevant by the Compensation Committee.

Base salaries are reviewed annually by the Compensation Committee and the board, and may be adjusted from time to time pursuant to such review and/or in accordance with guidelines contained in the various employment agreements.

The base salaries of our NEOs in 2017 compared to 2016 as of the end of the fiscal year were as follows.

Name	2016 Base Salary	2017 Base Salary	Percentage Change
Andrew J. England	$750,000	$875,000	17%
Clifford E. Marks	$841,500	$858,330	2%
Katherine L. Scherping	$400,000	$408,000	2%
Ralph E. Hardy	$304,187	$310,271	2%
Geri R. House	$237,866	$285,440	20%

For 2017, we believe salary was within a market competitive range compared to our competitors.

Annual Cash Incentive. Annual cash incentives are intended to compensate executives for achieving financial goals that support our annual operational and strategic goals. The 2017 annual cash incentives for NEOs were awarded under the Executive Performance Bonus Plan that was approved by stockholders on May 1, 2013.

The target percentages for our NEOs were established based on the responsibility, experience and seniority of the individual. We believe our annual cash incentives, in combination with base salaries, deliver competitive total cash compensation. In addition, we believe rewarding our executives for achievement of our financial goals is consistent with the practice of aligning their interests with those of our stockholders. A “stretch bonus” is further incentive for our executive officers to exceed operating budgets and thus further increase our equity value.

Payments of annual cash incentives are objectively calculated based on the achievement of specific financial targets for each NEO.  The process for setting the financial targets for 2017 was consistent with previous years as part of the annual budget review and approval.  The Compensation Committee approved a change in the performance measures for the annual cash incentive for all NEOs to align the team to work toward the same objectives.  For 2017, the annual cash incentive was based (i) 50% on achievement of Adjusted OIBDA for Compensation Purposes and (ii) 50% on Adjusted Advertising Revenue targets.  The stretch bonus for achievement above 100% of the target bonus was also based on the equal weighting of the achievement of the aforementioned targets.  For 2017, the Compensation Committee also approved an additional cash incentive payment equal to 10 percentage points of the executive’s annual cash incentive as a percentage of target if revenue in the first quarter of 2017 was achieved at or above target in order to incentivize higher sales during the first quarter, which has historically been the Company’s lowest quarter of the year.  This additional cash incentive was only to be paid if both annual Adjusted Advertising Revenue and annual Adjusted OIBDA for Compensation Purposes were achieved at or above target. The additional cash incentive payment was not achieved. Additionally, for Fiscal 2017 no stretch bonuses were paid as 100% of the target was not achieved that year. These performance measures are non-GAAP measures and are specifically defined in the “Definitions of Performance Measures Used in Incentive Plans in Fiscal 2017” section below.

Our annual cash incentive is paid in a single payment in the first quarter following the completion of a given fiscal year. Payments are subject to review, approval and certification by the Compensation Committee in conjunction with the issuance of our annual audit report.

The annual cash incentive potential which is based equally on Adjusted OIBDA for Compensation Purposes (defined in the “Definitions of Performance Measures Used in Incentive Plans in Fiscal 2017” below) and Adjusted Advertising Revenue (defined in “Definitions of Performance Measures Used in Incentive Plans in Fiscal 2017” below) is achieved as follows.  Straight line interpolation is applied to performance between the levels shown.

Percentage of Adjusted OIBDA for Compensation Purposes and Adjusted Advertising Revenue Achieved	% of Target Bonus
Less than 85%	0%
85%	25%
90%	50%
95%	75%
100%	100%
Greater than 105%	150%

Actual fiscal year 2017 performance results were as follows.

Fiscal 2017 Performance Measures (in millions) (1)
	Target	Actual	Achievement relative to target
Adjusted OIBDA for Compensation Purposes	$197.9	$177.5	89.7% of targeted Adjusted OIBDA for Compensation Purposes
Adjusted Advertising Revenue	$422.8	$396.2	93.7% of targeted Adjusted Advertising Revenue target

(1)

Adjusted OIBDA for Compensation Purposes and Adjusted Advertising Revenue are non-GAAP measures.  See “Definitions of Performance Measures Used in Incentive Plans” below for the definitions of Adjusted OIBDA for Compensation Purposes and Adjusted Advertising Revenue and the reconciliations to the closest GAAP basis measurement.

Resulting annual cash incentive payouts for fiscal year 2017 were as follows.

Fiscal 2017 Executive Performance Bonus Plan Payments

The awards under the Executive Performance Bonus Plan were determined in accordance with the Company’s actual performance compared to our internal targets. We believe the amounts paid under the Executive Performance Bonus Plan are appropriate in light of the achievement relative to the financial targets. The following table provides details about each component of the “Non-Equity Incentive Plan Compensation” column of the Fiscal 2017 Summary Compensation Table for Messrs. England, Marks, and Hardy and Mses. Scherping and House.

	Annual Cash Incentive
		Adjusted OIBDA for Compensation Purposes (50% weighting)		Adjusted Advertising Revenue (50% weighting)		Total
Name	Target Award as a % of Salary (1)	Actual Achievement as a % of Target	Actual Award as a % of Target	Actual Achievement as a % of Target	Actual Award as a % of Target	Actual Award as a % of Target	Total Award Amount
Andrew J. England	100%	89.7%	48.7%	93.7%	68.6%	58.6%	$512,969
Clifford E. Marks	100%	89.7%	48.7%	93.7%	68.6%	58.6%	$503,196
Katherine L. Scherping	75%	89.7%	48.7%	93.7%	68.6%	58.6%	$179,393
Ralph E. Hardy	75%	89.7%	48.7%	93.7%	68.6%	58.6%	$136,422
Geri R. House	75%	89.7%	48.7%	93.7%	68.6%	58.6%	$125,504

(1)	Percentage of base salary determined at the end of our 2017 fiscal year (December 28, 2017).

Long-Term Incentives (LTI). We believe that creating long-term value for our stockholders is achieved, in part, by aligning the interests of our executive officers with those of our stockholders. We grant awards under our stockholder approved equity incentive plans, the National CineMedia, Inc. 2007 Equity Incentive Plan as amended and restated and the National CineMedia, Inc. 2016 Equity Incentive Plan, together we refer to as the “Equity Incentive Plan”.  Stockholders approved the National CineMedia, Inc. 2016 Equity Incentive Plan in May 2016 because the National CineMedia, Inc. 2007 Equity Incentive Plan was set to expire, and has expired, by its terms in February 2017.

All grants under the Equity Incentive Plan to our executive officers are approved by the Compensation Committee at its first meeting of the fiscal year, although grants could be made at any time at the discretion of our Compensation Committee, generally related to promotions or other merit-related reasons.

For 2017, the Committee decided to continue to grant the following LTI vehicles:

•

PBRS: Aligns executives with the long-term financial goals of the Company. PBRS vest based upon the achievement of cumulative 2017-2019 “Free Cash Flow”, as defined within the ‘“Definitions of Performance Measures Used in Incentive Plans” and 2019 “Digital Revenue” goals, as defined below.

•	TBRS: Promotes retention objectives, stock ownership in the Company, and a more direct alignment of the executives’ interests with stockholders’ interests. TBRS vest ratably over a 3-year period.

On January 19, 2017, the Compensation Committee granted PBRS and TBRS to Messrs. England, Marks, and Hardy and Mses. Scherping and House, as follows.

	2017 Restricted Stock Awards (1)
	PBRS			TBRS			Total
Name	% of Total LTI (2)	Target Grant Date Fair Value of Shares Granted (3)	Target Number of Shares Granted (3)	% of Total LTI	Grant Date Fair Value of Shares Granted	Number of Shares Granted (4)	Total Grant Date Fair Value of Shares Granted	Total Number of Target Shares Granted
Andrew J. England	75%	$1,124,992	76,013	25%	$375,002	25,338	$1,499,995	101,351
Clifford E. Marks	60%	$1,416,242	95,692	40%	$944,166	63,795	$2,360,408	159,487
Katherine L. Scherping	60%	$428,401	28,946	40%	$285,596	19,297	$713,997	48,243
Ralph E. Hardy	60%	$325,778	22,012	40%	$217,190	14,675	$542,968	36,687
Geri R. House	60%	$299,700	20,250	40%	$199,815	13,501	$499,515	33,751

(1)	The performance-based and time-based restricted stock awards include the right to receive dividend equivalents, subject to vesting.
(2)

Messrs. Marks and Hardy and Mses. Scherping and House received 60% PBRS and 40% TBRS due to their positions as President in the case of Mr. Marks and Executive Vice Presidents in the case of Mr. Hardy and Mses. Scherping and House. Mr. England received 75% PBRS and 25% TBRS due to his position as Chief Executive Officer.

(3)

Performance-based restricted stock awards vest in February 2020 based (a) 75% on the achievement of cumulative 2017-2019 “Free Cash Flow” goals and (b) 25% on the achievement of 2019 “Digital Revenue” goals (defined as revenue derived from advertising sold online, through mobile devices and other digital platforms). Reflects the target number of shares that will vest if actual cumulative Free Cash Flow and Digital Revenue equals 100% of the targets. Straight line interpolation is applied to performance between the levels shown.

Free Cash Flow - % of Target	Award Vesting % of Target Shares
<85%	0%
85%	25%
90%	50%
95%	75%
100%	100%
≥105%	150%

Digital Revenue - % of Target	Award Vesting % of Target Shares
<44.4%	0%
44.4%	25%
100%	100%
≥155.6%	200%
(4)	Vest ratably over a 3-year period.

Results for Performance-Based Restricted Stock with Measurement Periods Ended December 28, 2017. The performance-based restricted stock granted on January 21, 2015 (“2015 PBRS”) were scheduled to vest based upon achievement of the actual cumulative “Free Cash Flow” target at the end of the three-year measurement period ending December 28, 2017.  The performance-based restricted stock granted on April 10, 2015 (“April 2015 PBRS”) were scheduled to vest based on achievement of the actual cumulative “Free Cash Flow” target at the end of the eleven-quarter measurement period ending December 28, 2017. The 2015 PBRS and April 2015 PBRS vest according to the scale shown below. Straight line interpolation is applied to Free Cash Flow performance between the levels shown to determine the corresponding payout.

Free Cash Flow - % of Target	Award Vesting % of Target Shares
<80%	0%
80%	25%
95%	90%
100%	100%
≥110%	150%

On all PBRS, dividends accrue and are paid upon vesting for those shares earned. In the event that shares are not earned, accrued dividends on those shares are not paid.

The PBRS vested as shown below.

Performance Measure (in millions)	Target	Actual	Achievement Relative to Target	Vesting %
2015 PBRS cumulative Free Cash Flow (a)	$ 557.8	$ 543.1	97.4%	94.7%
April 2015 PBRS grant three-year cumulative Free Cash Flow (a)	$541.5	$525.6	97.1%	94.1%

(a)

“Free Cash Flow” is a non-GAAP measure.  See “Definitions of Performance Measures Used in Incentive Plans” below for the definition of Free Cash Flow and the reconciliations to the closest GAAP basis measurement.

The following table shows the number of shares vested and accrued dividends paid for our NEOs for the performance-based restricted stock with the measurement period ended December 28, 2017.

	Number of Shares Awarded on January 21, 2015	Number of Shares Awarded on April 10, 2015	Total Vesting on February 26, 2018	Accrued Dividends (1)
Clifford E. Marks	78,168	9,422	82,924	$216,969
Ralph E. Hardy	24,295	—	23,017	$60,765
Geri R. House	17,811	—	16,874	$44,548

(1)	As a result of the level of achievement of the awards which vested on February 26, 2018, accrued dividends were paid on March 13, 2018.

Shareholder Say-on-Pay Vote and Company Response Related to 2018 Compensation Decisions

In establishing and recommending 2018 compensation for the Company’s NEOs, the Compensation Committee considered the results of the say-on-pay vote at the 2017 Annual Meeting of Stockholders.  At that meeting, our stockholders approved our executive compensation for the 2017 fiscal year with approximately 97% of the votes cast in favor. Our board of directors recognizes that executive compensation is an important matter of stockholder concern and takes stockholder views into account through the say-on-pay vote when reviewing the compensation program throughout the year. The Compensation Committee considered the results of the advisory approval and as such, generally maintained the overall composition of executive compensation for the 2018 fiscal year.

Below is information about compensation decisions made in early 2018 for active NEOs, Mr. England, Mr. Marks and Ms. Scherping.

Base Salary. The Compensation Committee reviewed executive compensation in January 2018 and decided to increase the base salary by a cost of living adjustment of 2% for Mr. Marks which is consistent with the average increases given to the majority of employees and leave Ms. Scherping and Mr. England’s base salary unchanged.

Annual Cash Incentive. The process for setting the financial targets for 2018 was consistent with previous years as part of the annual budget review and approval. No changes were made to the pay-for-performance scales for Adjusted Advertising Revenue and Adjusted OIBDA for Compensation Purposes.

Long-Term Incentives. The Compensation Committee granted standard LTI awards in the form of PBRS and TBRS to each of the NEOs based on generally the same design as the 2017 LTI program, as the Compensation Committee believed the program continued to align with the Company’s business and compensation objectives.  For the 2018 grants, the Compensation Committee approved a target of 2020 digital revenue weighted at 25% and a target for three-year cumulative Free Cash Flow weighted at 75%, consistent with the 2017 grant design to reinforce the future strategy of the business.

The 2018 long-term incentive grants were made in consideration of several factors, including current role, individual performance, potential company performance and market positioning, among other factors.  Specific details for awards granted on January 24, 2018 are provided below.

	2018 Restricted Stock Awards (1)
	PBRS (2)			TBRS (3)			Total
Name	% of Total LTI	Target Grant Date Fair Value of Shares Granted	Target Number of Shares Granted (4)	% of Total LTI	Grant Date Fair Value of Shares Granted	Number of Shares Granted	Total Number of Target Shares Granted	Total Grant Date Fair Value of Shares Granted
Andrew J. England	75%	$1,125,003	170,455	25%	$374,999	56,818	227,273	$1,500,002
Clifford E. Marks	60%	$631,567	95,692	40%	$421,047	63,795	159,487	$1,052,614
Katherine L. Scherping	60%	$191,044	28,946	40%	$127,360	19,297	48,243	$318,404

(1)	The performance-based and time-based restricted stock awards include the right to receive dividend equivalents, subject to vesting.
(2)

Performance-based restricted stock awards vest on March 1, 2021 based (a) 75% on the achievement of cumulative 2018-2020 “Free Cash Flow” goals and (b) 25% on the achievement of 2020 “Digital Revenue” goals (defined as revenue derived from advertising sold online, through mobile devices and other digital platforms).

(3)	Vest ratably over a 3-year period.
(4)

Reflects the target number of shares that will vest if actual cumulative Free Cash Flow and Digital Revenue equals 100% of the targets.  The performance-based restricted stock awards are scheduled to vest based on the scales below.  The Compensation Committee may apply other pre-determined adjustments to the definition of Free Cash Flow and Digital Revenue under the plan.

Free Cash Flow - % of Target	Award Vesting % of Target Shares
<85%	0%
85%	25%
90%	50%
95%	75%
100%	100%
≥105%	150%

Digital Revenue - % of Target	Award Vesting % of Target Shares
<36.2%	0%
36.2%	25%
100%	100%
≥163.8%	200%

Straight line interpolation is applied to Free Cash Flow and Digital Revenue performance between the levels shown. Free Cash Flow is a non-GAAP measure. See “Definitions of Performance Measures Used in Incentive Plans” below for the definition of Free Cash Flow and the reconciliations to the closest GAAP basis measurement.

Other Compensation. Our employees, including our NEOs, participate in various employee benefits. These benefits include the following: medical and dental insurance; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; employee assistance programs (confidential counseling); a 401(k) plan; and paid time off.

None of our NEOs participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us or in non-qualified defined contribution plans or other deferred compensation plans maintained by us. The Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests.

Potential Payments upon Termination or Change in Control. Upon certain types of terminations of employment, payments may be made to our executive officers in accordance with their respective employment agreements. These events and potential amounts are further described below under the heading “Potential Payments Upon Termination or Change in Control.”

Definitions of Performance Measures Used in Incentive Plans for Fiscal 2017.  Presented below are definitions of performance measures used in incentive plans.  The Compensation Committee may apply pre-determined adjustments to the definitions of the financial performance criteria under the plans.

Adjusted OIBDA for Compensation Purposes

Adjusted OIBDA for Compensation Purposes used to measure achievement against performance bonus targets is a non-GAAP financial measure that differs from Adjusted OIBDA as defined in our Form 10-K.  Adjusted OIBDA is a key metric used by management to measure the Company’s operating performance. OIBDA represents operating income plus depreciation and amortization expense. Adjusted OIBDA for Compensation Purposes subtracts out the revenue from advertising by NCM LLC’s founding members’ beverage supplier and barter revenue, net of barter expense, and adds back share-based compensation costs, CEO transition costs, restructuring expense, early lease termination expense, the change in the make-good liability during 2017.  While Adjusted OIBDA for Compensation Purposes is a measure used to calculate our Executive Performance Bonus awards, this non-GAAP measure should not be considered in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as operating income. Adjusted OIBDA for Compensation Purposes has material limitations as a performance measure because it excludes items that are necessary elements of our costs and operations. Because other companies may calculate Adjusted OIBDA for Compensation Purposes differently than we do, this measure may not be comparable to similarly-titled measures reported by other companies. The following table reconciles operating income to Adjusted OIBDA for Compensation Purposes (dollars in millions).

	FY 2017 Target	FY 2017 Actual
Operating income	$177.5	$153.9
Depreciation and amortization	35.5	37.6
OIBDA	213.0	191.5
Founding member circuit beverage revenue	(31.5)	(29.9)
Share-based compensation costs	15.4	11.2
CEO transition costs	0.3	0.5
Restructuring expense	0.9	0.9
Early lease termination expense	—	1.8
Change in the make-good liability	—	0.9
Barter revenue, net of barter expense	(0.2)	0.6
Adjusted OIBDA for compensation purposes	$197.9	$177.5

Adjusted Advertising Revenue

Adjusted Advertising Revenue used to determine achievement against performance bonus targets is a non-GAAP financial measure. Adjusted Advertising Revenue represents reported advertising revenue less founding member circuit beverage revenue and zero margin barter revenue, plus the change in the make-good liability during 2017. This non-GAAP measure should not be considered in isolation of, or as a substitute for, measures of our financial performance as determined in accordance with GAAP, such as advertising revenue.  The following table reconciles advertising revenue to Adjusted Advertising Revenue (dollars in millions).

	FY 2017 Target	FY 2017 Actual
Advertising revenue	$456.8	$426.1
Less: Founding member circuit beverage revenue and other revenue	(31.5)	(29.9)
Less: Barter revenue	(2.5)	(0.9)
Plus: Change in the make-good liability	—	0.9
Adjusted Advertising Revenue	$422.8	$396.2

Free Cash Flow

Free Cash Flow is a non-GAAP measure used by management to measure the Company’s operating cash flow in determining whether PBRS targets have been achieved.  Free Cash Flow represents Adjusted OIBDA for Compensation Purposes, described above, less capital expenditures.  The following table reconciles operating income to Free Cash Flow (dollars in millions).

2015 Performance Based Restricted Stock	2015-2017 3- Year Cumulative Ended December 28, 2017
	Target	Actual
Operating income	$532.3	$480.1
Depreciation and amortization	110.5	100.4
OIBDA	642.8	580.5
Founding member circuit beverage revenue	(92.4)	(88.6)
Share-based compensation costs	40.4	44.2
Merger-related administrative costs	—	34.3
CEO transition costs	—	4.8
Early lease termination expense	—	1.8
Change in the make-good liability	—	3.6
Restructuring expense	—	0.9
Capital expenditures	(33.0)	(38.4)
Free Cash Flow – Actual	$557.8	$543.1

April 2015 Performance Based Restricted Stock	Q2 2015-2017 11 Quarter Cumulative Ended December 28, 2017
	Target	Actual
Operating income	$516.1	$497.2
Depreciation and amortization	102.3	92.0
OIBDA	618.4	589.2
Founding member circuit beverage revenue	(84.2)	(81.0)
Share-based compensation costs	37.2	41.3
Merger-related administrative costs	—	0.9
CEO transition costs	—	4.7
Early lease termination expense	—	1.8
Change in the make-good liability	—	4.0
Restructuring expense	—	0.9
Capital expenditures	(29.9)	(36.2)
Free Cash Flow – Actual	$541.5	$525.6

Other Policies

Adoption of Share Ownership Guidelines

The Company adopted the following share ownership guidelines for its executive officers and directors in January 2013:

Position	Minimum Share Ownership Level
Chief Executive Officer and Director	Lesser of: 3 times base salary or 140,000 shares
President and Executive Vice Presidents	Lesser of: 1 times base salary or 20,000 shares
Non-Employee Independent Directors	Lesser of: 3 times annual Board cash retainer or 8,000 shares

Each individual is expected to attain the minimum ownership level within five years of the effective date of the policy, or the individual’s date of appointment, if later. If the minimum ownership level is not attained within the required timeframe, holding restrictions will apply. Upon vesting of equity awards, 50% of the individual’s shares that become vested will be subject to holding restrictions until the minimum ownership level is attained. Ownership levels are determined based on Company common stock owned by each individual, including shares of unvested timed-based restricted stock and in-the-money vested stock options. As of March 8, 2018, all executive officers and directors meeting the tenure requirement were in compliance with the share ownership guidelines.

Anti-Hedging Policy

The Company’s insider trading policy includes provisions that prohibit all employees and directors from entering into hedging transactions with respect to Company stock.

Anti-Pledging Policy

The Company’s insider trading policy includes provisions that prohibit all employees and directors from keeping Company stock in a margin account or using Company stock as collateral for a loan. To our knowledge, none of our officers or directors has pledged any of his or her shares in violation of Company policy.

Clawback Policy

We have adopted a “clawback” policy addressing the adjustment or recovery of awards or payments if the relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment. This policy, also known as a “clawback” policy, applies to all of our executive officers, including the NEOs. Under the policy, we may recover any incentive compensation paid to an executive officer of our company in the event of a material negative accounting restatement of our financial statements due to material noncompliance by our company with any financial reporting requirement under the securities laws. If the board of directors determines that any current or former executive officer has engaged in fraud or intentional misconduct that caused the error that, directly or indirectly, resulted in the financial restatement, the board of directors may require reimbursement or forfeiture of any annual or long-term cash bonus or any equity compensation award earned with respect to the period covered by the restatement by such executive officer.

EXECUTIVE COMPENSATION TABLES

FISCAL 2017 SUMMARY COMPENSATION TABLE

The following table shows the amount of compensation earned by our NEOs during the years indicated. For additional information regarding the material terms of each NEOs’ employment agreement, see “Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

Name and Principal Position	Year	Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Andrew J. England	2017	$875,000	$1,500,000	$512,969	$212,893	$3,100,861
Chief Executive Officer	2016	$750,000	$2,255,787	$660,464	$201,060	$3,867,311
Clifford E. Marks	2017	$858,330	$2,360,408	$503,196	$271,594	$3,993,528
President	2016	$841,500	$2,314,122	$741,041	$301,079	$4,197,742
	2015	$806,763	$2,169,032	$1,200,465	$281,503	$4,457,763
Katherine L. Scherping (4)	2017	$408,000	$714,000	$179,393	$57,692	$1,359,085
Chief Financial Officer	2016	$160,000	$396,843	$116,393	$15,249	$688,485
Ralph E. Hardy	2017	$310,271	$542,968	$136,422	$75,527	$1,065,194
Former EVP and General	2016	$304,187	$532,330	$200,905	$83,162	$1,120,584
Counsel	2015	$297,997	$596,447	$334,717	$84,353	$1,313,514
Geri R. House	2017	$285,440	$499,515	$125,504	$66,585	$977,044
Former EVP, People and	2016	$237,866	$525,005	$157,102	$78,175	$998,148
Organization	2015	$233,202	$524,712	$261,741	$65,350	$1,085,050

(1)

The amounts represent the aggregate grant date fair value of the target level of stock awards computed in accordance with ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of these awards, please see Note 10 to the Company’s consolidated financial statements in the Original Filing. Certain of the stock awards granted in 2017, 2016 and 2015 are scheduled to vest based upon the achievement of performance conditions relating to cumulative “Free Cash Flow” and “2019 Digital Revenue” (for the 2017 awards only) at the end of the three-year measuring period. The amounts for these awards are presented based on 100% of the fair market value on the date of grant. Actual results could materially differ from this estimate. Stock awards are further discussed in the “Long-Term Incentives” section of our CD&A. The table below includes the maximum amounts payable assuming the highest level of performance is achieved:

Stock Awards
Name	Grant Date	Maximum Number of Shares Scheduled to Vest	Maximum Grant Date Fair Value (a)
Andrew J. England	1/19/2017	148,859	$2,203,115
	1/20/2016	137,408	$2,062,494
	1/1/2016	48,109	$755,792
Clifford E. Marks	1/19/2017	219,295	$3,245,559
	1/20/2016	200,424	$3,008,357
	4/10/2015	20,415	$325,006
	1/21/2015	169,364	$2,494,732
Katherine L. Scherping	1/19/2017	66,334	$981,747
	8/11/2016	25,455	$396,843
Ralph E. Hardy	1/19/2017	50,445	$746,579
	1/20/2016	46,105	$692,029
	1/21/2015	52,640	$775,380
Geri R. House	1/19/2017	46,407	$686,827
	1/20/2016	43,722	$656,260
	1/21/2015	44,528	$655,890

(a)

The amount is based on the maximum number of shares as of the grant date subject to the award assuming the highest level of performance is achieved (150% for 2015 and 2016 grants and 162.5% for 2017 grants) for the performance-based restricted stock grants.  The time-based restricted stock grants are included at 100%. The amounts for these awards are presented based upon the fair market value on the date of grant.

(2)

The Compensation Committee approved fiscal 2017 performance bonuses for the NEOs on February 20, 2018, and the bonuses were paid on March 13, 2018.  See further discussion in the “Annual Performance Bonus” section of our CD&A. For fiscal 2015, the payments of non-equity incentive plan compensation included a stretch bonus due to achievement of certain performance measures.

(3)	The following table provides details about each component of the “All Other Compensation” column from the Fiscal 2017 Summary Compensation Table above.

Name	Year	401(k) Employer Contribution (a)	Term Life Insurance (b)	Disability Insurance (c)	Restricted Stock Dividends (d)	Misc.		Total All Other Compensation
Andrew J.	2017	$2,755	$1,783	$2,075	$127,070	$79,210	(e) (f)	$212,893
England	2016	$2,730	$1,170	$1,492	$112,469	$83,199	(e)	$201,060
Clifford E.	2017	$3,664	$3,334	$1,698	$259,263	$3,635	(f)	$271,594
Marks	2016	$3,470	$1,268	$1,498	$294,843	$—		$301,079
	2015	$6,360	$895	$1,508	$272,740	$—		$281,503
Katherine L.	2017	$6,103	$1,703	$1,635	$46,944	$1,307	(f)	$57,692
Scherping	2016	$3,323	$234	$492	$11,200	$—		$15,249
Ralph E.	2017	$6,480	$3,658	$1,509	$63,880	$—		$75,527
Hardy	2016	$5,087	$513	$1,498	$76,064	$—		$83,162
	2015	$6,360	$340	$1,452	$76,201	$—		$84,353
Geri R.	2017	$6,041	$235	$1,508	$57,845	$956	(f)	$66,585
House	2016	$6,360	$225	$1,435	$70,155	$—		$78,175
	2015	$6,360	$197	$1,430	$57,363	$—		$65,350

(a)

Represents matching contributions made pursuant to NCM LLC’s defined contribution 401(k) plan. Eligible employees, including the NEOs, are eligible for a discretionary contribution under the 401(k) plan on base pay up to IRS limits.

(b)	Represents imputed income for term life insurance coverage.
(c)	Represents imputed income for long-term and short-term disability insurance coverage.
(d)

Dividends are accrued and paid only when vested.  Dividends that are accrued on unvested restricted stock are reported in the year such amounts accrue instead of the year paid, based on an SEC staff interpretation.  These dividends are payable to the executive only if and to the extent the restricted stock vests and is not forfeited.  The amounts above include dividends declared of $0.88 per share in 2017, $0.88 per share in 2016 and $0.88 per share in 2015.  The Company assigned probability weightings to the restricted stock dividends at the end of each fiscal year based upon its expectations of the performance conditions being met and shares ultimately vesting.

(e)	Represents housing and relocation expenses, grossed up to cover tax obligations. Mr. England’s relocation was completed in 2017 and no additional housing and relocation expenses are expected in 2018.
(f)	Represents business-related awards, gifts and prizes and taxable fringe benefits for Messrs. England and Marks and Mses. Scherping and House.

(4)	Ms. Scherping has been employed since August 2016.

FISCAL 2017 GRANTS OF PLAN-BASED AWARDS

The following table shows the awards granted to our NEOs for our 2017 fiscal year.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock (#)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Andrew J.	N/A	$218,750	$875,000	$1,312,500	—	—	—	—	—
England	1/19/2017	—	—	—	19,003	76,013	123,521	—	$1,124,992
	1/19/2017	—	—	—	—	—	—	25,338	$375,002
Clifford E. Marks	N/A	$214,583	$858,330	$1,287,495	—	—	—	—	—
	1/19/2017	—	—	—	23,923	95,692	155,500	—	$1,416,242
	1/19/2017	—	—	—	—	—	—	63,795	$944,166
Katherine L.	N/A	$76,500	$306,000	$459,000	—	—	—	—	—
Scherping	1/19/2017				7,237	28,946	47,037		$428,401
	1/19/2017	—	—	—	—	—	—	19,297	$285,596
Ralph E. Hardy	N/A	$58,176	$232,703	$349,055	—	—	—	—	—
	1/19/2017	—	—	—	5,503	22,012	35,770	—	$325,778
	1/19/2017	—	—	—	—	—	—	14,675	$217,190
Geri R. House	N/A	$53,520	$214,080	$321,120	—	—	—	—	—
	1/19/2017	—	—	—	5,063	20,250	32,906	—	$299,700
	1/19/2017	—	—	—	—	—	—	13,501	$199,815

(1)

Amounts represent potential cash bonus amounts if targets are achieved for 2017 performance for each NEO. The Compensation Committee may, at its discretion, reduce the amount of any awards payable under the Executive Performance Bonus Plan by up to 25%. See “Non-Equity Incentive Plan Compensation” in our Summary Compensation Table for amounts paid.

(2)

Represents performance-based restricted stock grants made in 2017 under the Equity Incentive Plan. The restricted stock awards provide that the award will accrue dividends payable subject to vesting. For additional information regarding equity awards see “Long-Term Incentives” in the CD&A and “Equity Incentive Plan Information.”

(3)

Grant date fair value of stock and option awards was calculated in accordance with GAAP. Some of the 2017 restricted stock awards are scheduled to vest based upon achievement of the actual cumulative “Free Cash Flow” and “2019 Digital Revenue” targets at the end of the three-year measuring period and are presented in the table based on target amounts. Refer to footnote (2) to our Summary Compensation Table for the maximum number of shares that could be awarded.

Non-Equity Incentive Plan Awards

Refer to our Summary Compensation Table for the actual payouts for fiscal 2017, 2016, and 2015. Additional information about these awards and our actual performance is included in our CD&A, “Annual Performance Bonus.”

Equity Incentive Plan Awards

During fiscal 2017, each of our NEOs received awards under our Equity Incentive Plan. Additional information about the awards is included in our CD&A, “Long-Term Incentives.”

OUTSTANDING EQUITY AWARDS AT DECEMBER 28, 2017

	Stock Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date (1)	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested (2)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested (2)
Andrew J. England	—	—	—	—	32,073	(4)	$217,455	—	—
	—	—	—	—	—		—	74,950	$508,161
	—	—	—	—	16,656	(5)	$112,928	—	—
	—	—	—	—	—		—	76,013	$515,368
	—	—	—	—	25,338	(6)	$171,792	—	—
Clifford E. Marks	182,964	—	$17.79	1/13/2021	—		—	—	—
	38,543	—	$23.28	9/7/2021	—		—	—	—
	40,659	—	$12.73	1/12/2022	—		—	—	—
	—	—	—	—	—		—	78,168	$529,979
	—	—	—	—	17,371	(7)	$117,775	—	—
	—	—	—	—	—		—	9,422	$63,881
	—	—	—	—	2,094	(8)	$14,197	—	—
	—	—	—	—	—		—	92,503	$627,170
	—	—	—	—	41,113	(5)	$278,746	—	—
	—	—	—	—	—		—	95,692	$648,792
	—	—	—	—	63,795	(6)	$432,530	—	—
Katherine L. Scherping	—	—	—	—	16,970	(9)	$115,057	—	—
	—	—	—	—	—		—	28,946	$196,254
	—	—	—	—	19,297	(6)	$130,834	—	—
Ralph E. Hardy	22,143	—	$8.93	1/15/2019	—		—	—	—
	19,745	—	$17.79	1/13/2021	—		—	—	—
	13,163	—	$12.73	1/12/2022	—		—	—	—
	—	—	—	—	—		—	24,295	$164,720
	—	—	—	—	5,399	(7)	$36,605	—	—
	—	—	—	—	—		—	21,279	$144,272
	—	—	—	—	9,458	(5)	$64,125	—	—
	—	—	—	—	—		—	22,012	$149,241
	—	—	—	—	14,675	(6)	$99,497	—	—
Geri R. House	30,977	—	$18.57	11/4/2020	—		—	—	—
	13,745	—	$17.79	1/13/2021	—		—	—	—
	3,054	—	$12.73	1/12/2022	—		—	—	—
	—	—	—	—	—		—	17,811	$120,759
	—	—	—	—	5,937	(7)	$40,253	—	—
	—	—	—	—	—		—	17,489	$118,575
	—	—	—	—	11,659	(5)	$79,048	—	—
	—	—	—	—	—		—	20,250	137,295
	—	—	—	—	13,501	(6)	$91,537	—	$—

(1)

Options generally expire 90 days from the term date if the NEO terminates employment. Pursuant to Mr. Hardy’s Separation and General Release Agreement, his outstanding stock options expire at the end of his two-year consulting term, February 29, 2020, if he performs consulting services under the agreement.

(2)	Amounts are based on the closing stock price, $6.78 per share, on December 28, 2017 based on the target level of performance.
(3)

The restricted stock awards are scheduled to vest based on achievement of the actual cumulative “Free Cash Flow” target at the end of the three-year measuring period. Refer to CD&A for discussion of cumulative Free Cash Flow.

(4)	The restricted stock vests 33.33% per year commencing on January 1, 2017, subject to continuous service.

(5)   The restricted stock vests 33.33% per year commencing on January 20, 2017, subject to continuous service.

(6)	The restricted stock vests 33.33% per year commencing on January 19, 2018, subject to continuous service.
(7)	The restricted stock vests 33.33% per year commencing on January 21, 2016, subject to continuous service.
(8)	The restricted stock vests 33.33% per year commencing on April 10, 2016, subject to continuous service.
(9)	The restricted stock vests 33.33% per year commencing on August 11, 2017, subject to continuous service.

See “Long-Term Incentives” in the CD&A for additional information.

STOCK VESTED DURING FISCAL 2017

The following table shows information regarding the vesting during fiscal 2017 of restricted stock awards previously granted to our NEOs. No options were exercised by any NEOs during fiscal 2017.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Andrew J. England	24,363	$360,532
Clifford E. Marks	110,156	$1,506,335
Katherine L. Scherping	8,485	$48,534
Ralph E. Hardy	29,201	$399,797
Geri R. House	22,553	$324,616

(1)	Amounts are based on the closing stock price on the date realized.

Potential Payments Upon Termination or Change in Control

The following summaries set forth potential payments payable to our NEOs upon termination of their employment or a change in control of NCM, Inc. under their employment agreements, as amended, and under the Equity Incentive Plan. The following discussion is based on the assumption that the actual bonus amount would be the target amount reported as a non-equity incentive plan award in the Grants of Plan Based Awards table. Actual payments may be more or less than the amounts described below. In addition, the Company may enter into new arrangements or modify these arrangements, from time to time. Each employment agreement provides definitions for the termination reasons. In the case of Mr. Hardy and Ms. House, they were paid the compensation listed in the row titled “Without Cause or For Good Reason or Expiration of Agreement” following the termination of their employment.

The following table assumes the executive’s employment was terminated under each of these circumstances on December 28, 2017 and such payments and benefits have an estimated value of:

	Cash Severance (1)	Bonus (2)	Medical Insurance (3)	Term Life Insurance (3)	Disability Insurance (3)	401(k) Employer Contribution (3)	Value of Accelerated Equity Awards (4)
Andrew J. England (a)
Without Cause or For Good Reason or Expiration of Agreement	$2,625,000	$512,969	$33,550	—	—	—	$881,400
Without Cause or For Good Reason one year	$3,937,500	$512,969	$33,550	—	—	—	$1,690,885
following a Change of Control
Death	—	$512,969	—	—	—	—	$844,198
Disability*	—	$512,969	—	—	—	—	$844,198
Clifford E. Marks (b)
Without Cause or For Good Reason or Expiration of Agreement	$875,497	$503,196	$22,367	$3,334	$1,698	$3,470	$1,752,623
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$2,984,414
Death	—	$503,196	$22,367	—	—	—	$1,752,623
Disability*	$437,749	$503,196	$22,367	$3,334	$1,698	—	$1,752,623
Katherine L. Scherping (c)
Without Cause or For Good Reason or Expiration of Agreement	$816,000	$179,393	$21,628	—	—	—	$267,437
Without Cause or For Good Reason one year	$816,000	$179,393	$21,628	—	—	—	$499,672
following a Change of Control
Death	—	$179,393	$21,628	—	—	—	$267,437
Disability*	$204,000	$179,393	$21,628	—	—	—	$267,437
Ralph E. Hardy (d)
Without Cause or For Good Reason or Expiration of Agreement	$310,271	$136,422	$23,465	$3,658	$2,037	$8,910	$205,142
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$653,911
Death	—	$136,422	$23,465	—	—	—	$205,142
Disability*	$155,136	$136,422	$23,465	$3,658	$2,037	—	$205,142
Geri R. House (d)
Without Cause or For Good Reason or Expiration of Agreement	$285,440	$125,504	$28,521	$750	—	—	$186,138
Without Cause or For Good Reason 3 months prior or one year following a Change of Control	—	—	—	—	—	—	$626,987
Death	—	—	—	—	—	—	$186,138
Disability*	—	—	—	—	—	—	$186,138

*	Net of amounts offset by disability insurance payments
(1)

If the employment of the NEO is terminated by NCM, Inc. for reasons other than disability, death or cause, or the executive resigns for good reason, as defined in the agreement, or his or her agreement is not renewed on substantially equal terms (for Messrs. Marks and Hardy and Ms. Scherping), he or she will be entitled to severance for the period specified in his or her respective employment agreement. If the NEO’s employment terminates due to his or her death, his or her beneficiaries will receive his or her base salary paid through the end of the month of his or her death. Except for Mr. England and Ms. House, if the NEO terminates employment on account of his or her disability, in exchange for a release of claims against the Company, he or she will be entitled to his or her base salary for a period of six months following termination, offset by any disability benefits provided under a company sponsored benefit arrangement.

(a)

In the case of an involuntary termination without cause, for good reason or expiration of the agreement, Mr. England’s severance represents an amount equal to 200% of his base salary, plus 100% of his target bonus based on his base salary in effect on January 24, 2018.  In the case of involuntary termination without cause or for good reason for twelve months following a Change in Control, Mr. England’s severance represents an amount equal to 250% of base salary, plus 200% of his target bonus based on his base salary in effect on January 24, 2018.

(b)	Mr. Marks severance represents base salary paid over 12 months based on his base salary in effect on January 24, 2018.
(c)	Ms. Scherping’s severance represents an amount equal to 100% of her base salary, plus 100% of her target bonus based on her base salary in effect on January 24, 2018.

(d)	Mr. Hardy and Ms. House’s severance represent the amount paid following their termination of employment on March 1,2018.

(2)   Except for Mr. England, if the employment of the NEO is terminated by NCM, Inc. for reasons other than disability, death or cause, or the executive resigns for good reason, as defined in the agreement, or his agreement is not renewed on substantially equal terms, the NEO will be entitled to any annual bonuses awarded but not yet paid.  For Mr. England, in the case of an involuntary termination, termination for good reason, expiration of the agreement or a change in control, Mr. England is entitled to receive a portion of the annual cash bonus for the year of termination, based on actual achievement of performance targets subject to proration based on the number of days in the applicable performance period that had elapsed prior to the date of termination.

(3)

Except for Mr. England and Ms. House, if the employment of a NEO is terminated by NCM, Inc. for reasons other than disability, death or cause, or he resigns for good reason, as defined in the agreement, the NEO is entitled to receive an amount equal to NCM, Inc.’s premium costs or other contributions made by the Company on behalf of each NEO with respect to all employee benefit plans or programs that such NEO was participating in on the date of his termination of employment, for a specified period. If the NEO terminates employment on account of his death or disability, he or his beneficiaries will be entitled to one year of continued coverage under the NCM, Inc. medical and health insurance plan pursuant to COBRA.

(a)

Amounts for Mr. England represent an amount equal to 150% of NCM, Inc.’s premium costs or other contributions made by the Company on behalf Mr. England with respect to the Company’s group health and dental plans for a period of 18 months.

(b)	Amount for Mr. Marks represents an amount equal to 100% of the premium costs for a 12-month period.
(c)	Amount for Ms. Scherping represents an amount equal to 100% or the premium costs for a 12-month period.

(d) Amounts for Mr. Hardy and Ms. House represent an amount equal to 100% of the premium costs for a 12-month period grossed up by 35% to account for the additional taxes that would be owed by Hardy and House.

(4)

Under the Equity Incentive Plan, if within three months prior to or one year after the consummation of a change of control, as defined in the plan, the NEO’s employment is terminated by NCM, Inc., its affiliate or a successor in interest without cause or by the NEO for good reason, both as defined in the plan, then all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse. Further, Mr. England and Ms. Scherping will vest in full, to the extent issued and outstanding but unvested shares of their initial equity grants upon an involuntary termination without cause, for good reason or expiration of the agreement, and in the case of Ms. Scherping also in the event of her death or disability. Pursuant to the restricted stock agreements, in the case of involuntary terminations without cause, death and disability, each NEO would retain a pro-rated amount of shares of TBRS and PBRS equivalent to time employed during the vesting period. The retained shares would vest upon termination in the case of TBRS and upon the achievement of performance conditions in the case of PBRS. Amounts are based on the closing stock price, $6.78 per share, on December 28, 2017. The value presented for Mr. Hardy and Ms. House represents the actual pro-rata amount of shares vested on their termination date of March 1, 2018.

Employment Agreements

The following provides a discussion of the employment agreements among NCM, Inc. and our NEOs. Mr. Hardy resigned on March 1, 2018 and his consulting agreement that became effective upon his resignation is described below. Ms. House resigned on March 1, 2018. The Compensation Committee believes these employment agreements are consistent with the standard in our industry for senior executives. The agreements provide for payments and benefits if each executive’s employment with the Company and its affiliates is terminated (i) without cause (as defined in the agreements), (ii) for good reason (as defined in the agreements), (iii) without cause or good reason three months prior to or within one year following a change of control (as defined in the agreements), (iv) in the event of death, and (v) in the event of disability. See “Potential Payments Upon Termination or Change in Control” for additional information about such payments and benefits.

Andrew J. England

Mr. England’s employment agreement provides that he will serve as Chief Executive Officer of NCM, Inc. The employment agreement is effective January 1, 2016 and shall terminate on the earlier of (i) December 31, 2018 and (ii) the termination of Mr. England’s employment under the agreement.  The employment agreement provides for an annual base salary, subject to annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee.  The Compensation Committee set Mr. England’s base salary at $875,000 effective January 2017 and January 2018.  In addition to base salary, Mr. England is eligible to receive an annual cash bonus pursuant to the Company’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee at a target of 100% of base salary.  Mr. England also received a one-time, time-based restricted share award granted effective on the commencement of employment, with a grant date fair market value equal to $750,000 that vests in three equal installments on each of the first three anniversaries of the grant date.  Mr. England shall also have the opportunity to receive annual stock awards of at least $1,500,000 based on the achievement of certain goals as determined by the Compensation Committee.

If Mr. England’s employment is involuntarily terminated by the Company, on the 60th day following the effective date of such termination he will receive a lump sum cash payment in an amount equal to 200% of his annual base salary plus 100% of the target bonus.  In addition, Mr. England will receive a cash bonus, pro-rated for the actual days of employment and based on the actual achievement of performance targets and he will vest in full in any unvested shares in his initial sign-on equity grant.  If Mr. England’s employment is involuntarily terminated during the 12-month period following a change of control (as defined in the agreement), on the 60th day following the effective date of such termination he will receive (i) a lump sum cash payment in an amount equal to 250% of his annual base salary plus 200% of the target bonus (ii) a bonus based upon the target bonus before applying the proration for the number of days in the applicable performance period that had elapsed prior to the date of termination and (iii) any unvested shares of his initial sign-on equity grant. For up to 18 months following any such termination of employment, the Company will pay Mr. England an amount equal to 150% of the monthly premium paid by Mr. England for COBRA coverage under the Company’s group health and dental plans.  Under the agreement, during his employment and for a one-year period following employment, Mr. England has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities.  Under the agreement, Mr. England has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Clifford E. Marks

Mr. Marks’ employment agreement, provides that he will serve as the President of Sales & Marketing of NCM, Inc.  Mr. Marks was promoted to President in May 2016.  The employment agreement is effective May 8, 2015 through December 31, 2018, its automatic renewal date, and will continue to be automatically renewed for one year on each December 31 unless notice of termination is given by either party.  Under this agreement, the Compensation Committee set Mr. Marks’ base salary at $858,330 and $875,497 effective January 2017, and January 2018 respectively. The Compensation Committee will review Mr. Marks’ salary at least annually. In addition to base salary, Mr. Marks is eligible to receive an annual cash bonus pursuant to the Company’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee. Under the agreement, during his employment and for so long as he is entitled to receive any benefits or payment under the agreement (but in no event longer than 12 months), Mr. Marks has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Marks has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.

Katherine L. Scherping

Ms. Scherping’s employment agreement provides that she will serve as Chief Financial Officer of NCM, Inc. The employment agreement is effective August 11, 2016 and shall terminate on the earlier of (i) December 31, 2018 and (ii) the termination of Ms. Scherping’s employment under the agreement.  The employment agreement provides for an annual base salary, subject to annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee.  The Compensation Committee set Ms. Scherping’s base salary at $408,000 effective January 2017 and January 2018, respectively.  In addition to base salary, Ms. Scherping is eligible to receive an annual cash bonus pursuant to the Company’s annual Performance Bonus Plan based upon attainment of performance goals determined by the Compensation Committee at a target of 75% of base salary. For fiscal 2016, Ms. Scherping’s cash bonus was to be prorated for the period between August 11, 2016 and December 31, 2016 and it was not to be less than the full bonus amount for the prorated period. Ms. Scherping also received a one-time, time-based restricted share award granted effective on the commencement of employment, with a grant date fair market value equal to $400,000 that vests in three equal installments on each of the first three anniversaries of the grant date.

If Ms. Scherping’s employment is involuntarily terminated by the Company, on the first payroll that occurs after the 55th day following the effective date of such termination she will receive a lump sum cash payment in an amount equal to 100% of her annual base salary plus 100% of the target bonus.  In addition, Ms. Scherping will vest in full in any unvested shares in her initial sign-on equity grant.  If Ms. Scherping’s employment is involuntarily terminated during the 12-month period following a change of control (as defined in the agreement), on the first payroll that occurs after the 55th day following the effective date of such termination she will receive a lump sum cash payment in an amount equal to 100% of her annual base salary plus 100% of the target bonus and Ms. Scherping will vest in full in any unvested shares of her initial sign-on equity grant.  For up to 12 months following any such termination of employment, the Company will pay Ms. Scherping an amount equal to 100% of the monthly premium paid by Ms. Scherping for COBRA coverage under the Company’s group health and dental plans.  Under the agreement, during her employment and for a one-year period following employment, Ms. Scherping has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities.  Under the agreement, Ms. Scherping has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out her duties under the agreement or as required by law.

Ralph E. Hardy

Mr. Hardy’s employment agreement which terminated effective March 1, 2018, provided for an annual base salary, subject to annual increases at the discretion of the Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by the Compensation Committee. The Compensation Committee set Mr. Hardy’s base salary at $304,187 and $310,271 effective January 2016 and January 2017, respectively. In addition to base salary, Mr. Hardy was eligible to receive an annual bonus determined by the Compensation Committee. Under the agreement, during his employment and for so long as he is entitled to receive any benefits or payment under the agreement (but in no event longer than 12 months), Mr. Hardy has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Hardy has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law. On November 6, 2017, the Company entered into a separation, general release and consulting agreement with Mr. Hardy pursuant to which he was paid a cash severance of $310,271 upon his retirement from the Company. This amount of cash is included within the payments and other benefits to which he was entitled to receive under his employment agreement upon termination without cause.

Mr. Hardy also has a consulting agreement with the Company pursuant to which Mr. Hardy will provide transitional services through February 29, 2020.  In exchange for these services, in addition to the consideration provided in his separation and general release agreement, Mr. Hardy is permitted to exercise any vested stock options granted in 2009, 2011 and 2012 through the end of his consulting term, irrespective of Mr. Hardy’s status as a consultant of the Company. Mr. Hardy is also entitled to reimbursement for his reasonable, documented out-of-pocket business expenses incurred in connection with the services to be provided by him under his consulting agreement. The separation agreement also outlined his severance package which including twelve months of base salary payable in twelve monthly payments beginning March 1, 2018, a lump sum payment equal to his performance bonus earned for the 2017 calendar year, and a pro-rata portion of his equity incentive awards calculated as of March 1, 2018. Further, the Company will pay Mr. Hardy a lump sum cash payment representing the full cost of COBRA premiums for COBRA eligible benefit plans for a twelve-month period based on 2018 rates.  For those plans which are not COBRA eligible, the Company will pay Mr. Hardy a lump sum payment equal to the sum of (a) the pre-tax amount that the Company would have paid to the providers of such plans or programs for twelve months, grossed up by 35% to take into account the additional taxes that would be owed by Mr. Hardy, plus (b) the pre-tax amount that the Company would have paid to Mr. Hardy’s account as an employer matching contribution under the Company’s 401(k) plan for twelve months, grossed up by 35% to take into account the additional taxes that would be owed by Mr. Hardy.

Geri R. House

        While Ms. House does not have an employment agreement with the Company, on October 16, 2017 she and the Company signed a separation and general release agreement with an effective date of December 31, 2017. Pursuant to that agreement, Ms. House provided transitional services from January 1, 2018 through March 1, 2018.  In exchange for these services, Ms. House received her base salary, participated in health insurance, and continued to vest in her equity incentive awards. The separation agreement also outlined her severance package which including twelve months of base salary payable in twelve monthly payments beginning March 1, 2018, a lump sum payment equal to her performance bonus earned for the 2017 calendar year, a pro-rata portion of her equity incentive awards calculated as of March 1, 2018, and a lump sum payment equal to the pre-tax amount for medical, health, and life insurance for twelve months of coverage, grossed up by 35% to take into account the additional taxes that would be owed by Ms. House.

NON-EMPLOYEE INDEPENDENT DIRECTOR COMPENSATION

Non-Employee Directors

For our 2017 fiscal year, our directors who were not our employees or employees of our founding members (“independent directors”) received annual cash retainers and meeting fees as follows.

$405,000 per annum	Retainer for serving as Non-Employee Executive Chairman
$75,000 per annum	Retainer for each other independent director
$25,000 per annum	Additional retainer for serving as Chairman of the Audit Committee
$19,000 per annum	Additional retainer for serving as Chairman of the Compensation Committee
$11,000 per annum	Additional retainer for serving as Chairman of the Nominating and Governance Committee
$13,000 per annum	Additional retainer for serving as a member of the Audit Committee
$12,500 per annum	Additional retainer for serving as a member of the Compensation Committee
$5,000 per annum	Additional retainer for serving as a member of the Nominating and Governance Committee
$1,750 per meeting	Fee for attending meetings of the Special Committee

In January 2018, the Nominating and Governance Committee considered compensation for 2018 for non-employee directors and recommended no change to the non-employee directors retainers and fees except in 2018 the Chairman will receive the same compensation as all other non-employee directors, and a $50,000 per annum retainer for his service as Chairman.

Non-employee directors other than our Non-Employee Executive Chairman received a grant of 7,432 restricted stock units at $14.80 per share on January 19, 2017. The restricted stock units vested on February 19, 2018 and had a value of $7.05 per share based on the closing price of the Company’s common stock on the trading day preceding the vesting date.  Mr. Schneider, Non-Employee Executive Chairman received a grant of 18,243 restricted stock units at $14.80 per share on January 19, 2017 that vested on January 19, 2018 and had a value of $6.56 per share based on the closing price of the Company’s common stock.  The restricted stock units were settled in shares of the Company’s common stock. We reimburse all of our directors for reasonable travel, lodging and other expenses related to their service on our board of directors.

In January 2018, the Nominating and Governance Committee considered compensation for 2018 for non-employee directors and recommended no change to the value of restricted stock unit grants. The non-employee directors received a grant of 16,667 restricted stock units at $6.60 per share on January 24, 2018 except for Mr. Segall who received a grant of 17,628 restricted stock units at $6.24 per share on March 13, 2018. The Chairman received a grant of 16,667 restricted stock units at $6.24 per share on March 13, 2018. The restricted stock units will be settled in shares of the Company’s common stock.  The restricted stock units are scheduled to vest on February 24, 2019, subject to continuous service except for Mr. Segall’s which are scheduled to vest on April 13, 2019.  The restricted stock unit awards include the right to receive dividend equivalents, subject to vesting.

Employee Directors

Our employees and employees of our founding members who also serve as directors receive compensation for their services as employees from their respective employers, but they do not receive any additional compensation from us for their service as our directors.

FISCAL 2017 NON-EMPLOYEE INDEPENDENT DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	All Other Compensation (3)	Total
Lawrence A. Goodman	$127,000	$109,994	$6,540	$243,534
David R. Haas	$140,500	$109,994	$6,540	$257,034
Stephen L. Lanning	$93,000	$109,994	$6,540	$209,534
Thomas F. Lesinski	$107,000	$109,994	$6,540	$223,534
Paula Williams Madison	$98,500	$109,994	$6,540	$215,034
Scott N. Schneider	$433,000	$269,996	$16,054	$719,050

(1)	The following table provides details about each component of the “Fees Earned or Paid in Cash” column from the Fiscal 2017 Director Compensation Table above.

Name	Annual Retainer		Committee Chair Retainer	Member Retainer	Meeting Fees	Total Fees Earned or Paid in Cash
Lawrence A. Goodman	$75,000		$19,000	$5,000	$28,000	$127,000
David R. Haas	$75,000		$25,000	$12,500	$28,000	$140,500
Stephen L. Lanning	$75,000		$—	$18,000	$—	$93,000
Thomas F. Lesinski	$75,000		$19,000	$13,000	$—	$107,000
Paula Williams Madison	$75,000		$11,000	$12,500	$—	$98,500
Scott N. Schneider	$405,000	(a)	$—	$—	$28,000	$433,000

(a)	Payment was made pursuant to Director Service Agreement.

(2)

The amounts represent the aggregate grant date fair value of the restricted stock unit awards as computed under ASC 718 and do not represent cash payments made to the individuals or amounts realized. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of these awards, please see Note 10 to the Company’s consolidated financial statements in the Original Filing. The grant date fair value of the awards was $14.80 per share.

(3)	During 2017, NCM, Inc. accrued per share dividends of $0.22 on each of March 9, 2017, May 18, 2017, August 12, 2017 and November 16, 2017.

The restricted stock units are also subject to the terms and provisions of the Equity Incentive Plan. The following table provides details about the “Stock Awards” column from the Fiscal 2017 Director Compensation Table above and outstanding stock awards at December 28, 2017.

	Fiscal 2017 Grants			Outstanding Equity Awards at December 28, 2017
Name	Grant Date	Number of Shares of Stock	Grant Date Fair Value of Stock Awards (a)	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested (b)
Lawrence A. Goodman	1/19/2017	7,432	$109,994	7,432	$50,389
David R. Haas	1/19/2017	7,432	$109,994	7,432	$50,389
Stephen L. Lanning	1/19/2017	7,432	$109,994	7,432	$50,389
Thomas F. Lesinski	1/19/2017	7,432	$109,994	7,432	$50,389
Paula Williams Madison	1/19/2017	7,432	$109,994	7,432	$50,389
Scott N. Schneider (c)	1/19/2017	18,243	$269,996	18,243	$123,688

(a)	Calculated in accordance with ASC Topic 718 as described in footnote (1) to the Fiscal 2017 Director Compensation Table above and based on a stock price of $14.80.
(b)	Amounts are based on the closing stock price, $6.78 per share, on December 28, 2017.

CEO PAY RATIO

The CEO’s 2017 total annual compensation of $3,100,861 is approximately 43 times the median employee’s 2017 total annual compensation of $72,844. The median employee was selected utilizing 2017 taxable wages excluding the CEO, and the total annual compensation for this employee was calculated using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table, utilizing data as of December 28, 2017. The analysis included employees who were employed by NCM LLC as of December 28, 2017, full-time and part-time workers. Compensation information for employees hired during 2017 was annualized and included within the median employee analysis.

	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
CEO	$875,000	$—	$1,500,000	$—	$512,969	$212,893		$3,100,861
Median Employee	$70,246	$—	$—	$—	$2,018	$580	(a)	$72,844

(a) Represents imputed income for term life insurance coverage and imputed income for long-term and short-term disability insurance coverage.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” included elsewhere in this report with management and, based on such review and discussions, the Compensation Committee recommended that the board of directors include such disclosure for the fiscal year ended December 28, 2017 in NCM, Inc.’s Annual Report on Form 10-K.

Compensation Committee of National CineMedia, Inc.

Thomas F. Lesinski, Chairman

Lawrence A. Goodman

David R. Haas

Paula Williams Madison

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

We do not have any interlocking relationships between any member of our Compensation Committee and any of our executive officers that would require disclosure under the applicable rules promulgated under the U.S. federal securities laws.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. As of March 30, 2018, the percentage of beneficial ownership for NCM, Inc. is based on 79,002,562 shares of common stock outstanding (including unvested restricted stock) and 157,564,977 membership units outstanding for NCM LLC, of which 76,904,155 are owned by NCM, Inc. Unless indicated below, the address of each individual listed below is 9110 E. Nichols Ave., Suite 200, Centennial, Colorado 80112- 3405. The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2018, by:

•	each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock;
•	each of our NEOs;
•	each of our directors; and
•	all of our current directors and executive officers as a group.

Name of Beneficial Owner	Shares of NCM, Inc. Common Stock	NCM LLC Common Membership Units (1)	Percent of NCM, Inc. Common Stock
Five Percent Stockholders
Regal (2)	—	30,403,438	27.8%
Cinemark (3)	—	28,779,904	26.7%
AMC (4)	1,000,000	21,477,480	22.4%
Standard General L.P. (5)	14,387,113	—	18.2%
ArrowMark Colorado Holdings LLC (6)	9,590,162	—	12.1%
The Vanguard Group, Inc. and Affiliates (7)	5,823,813	—	7.4%
BlackRock, Inc. (8)	4,401,563	—	5.6%
Directors and Executive Officers		—
Andrew J. England	468,961	—	*
Clifford E. Marks (9)	820,386	—	1.0%
Katherine L. Scherping	121,941	—	*
Ralph E. Hardy (10)	206,619	—	*
Geri R. House (11)	151,507	—	*
Lawrence A. Goodman	50,665	—	*
David R. Haas	67,245	—	*
Thomas F. Lesinski	22,228	—	*
Paula Williams Madison	14,760	—	*
Lee Roy Mitchell (12)	—	—	0.0%
Scott N. Schneider	95,864	—	*
Mark B. Segall	—	—	0.0%
Renana Teperberg (12)	—	—	0.0%
All current directors and executive officers as a group (13 persons) (9)	1,818,509	—	2.3%

*	Less than one percent
(1)

NCM LLC common membership units are redeemable at any time at the option of the holder. Upon any redemption, we may choose whether to redeem the units for shares of our common stock on a one-for-one basis or for a cash payment equal to the market price of shares of NCM, Inc. common stock. If each member of NCM LLC were to choose to redeem all of its NCM LLC common membership units and we elected, as of March 30, 2018 to issue shares of NCM, Inc. common stock in redemption of all of the units, Regal would receive 30,403,438 shares of NCM, Inc. common stock, Cinemark would receive 28,779,904 shares of NCM, Inc. common stock, and AMC would receive 21,477,480 shares of NCM, Inc. common stock. These share amounts would represent 19.3%, 18.3%, and 13.6%, respectively, of our outstanding common stock, assuming that all of the NCM LLC units held by these NCM LLC members are converted into our common stock.

(2)

Includes Regal Entertainment Group, Regal Entertainment Holdings, Inc., Regal Cinemas Corporation, Regal Cinemas, Inc., Regal CineMedia Holdings, LLC and Regal CineMedia Corporation at 101 East Blount Avenue, Knoxville, Tennessee 37920 and Cineworld Group plc at 8th Floor, Vantage London, Great West Road, Brentford, United Kingdom TW8 9AG. Represents beneficial ownership based on the Statement of Changes in Beneficial Ownership of Securities on Form 4 filed on March 20, 2017, as adjusted to include 2,828,818 common membership units of NCM LLC issued to Regal CineMedia Holdings, LLC on March 29, 2018.

(3)

Includes Cinemark Holdings, Inc., Cinemark USA Inc. and Cinemark Media, Inc.  The address of these stockholders is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Represents beneficial ownership as of March 15, 2018 based on the Schedule 13D/A filed on March 26, 2018.

(4)

Includes American Multi-Cinema, Inc., AMC Starplex, LLC and AMC Entertainment Holdings, Inc. The address of these stockholders is One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.  Represents beneficial ownership as of March 15, 2018 based on the Statement of Beneficial Ownership of Securities filed on the Schedule 13D/A filed on March 22, 2018.

(5)

The address of this stockholder is 767 Fifth Avenue, 12th Floor, New York, New York 10153. Represents beneficial ownership as of March 22, 2018 based on the Statement of Changes in Beneficial Ownership filed on Form 4 filed on March 23, 2018.

(6)

The address of this stockholder is 100 Fillmore Street, Suite 325, Denver, Colorado 80206. Represents beneficial ownership as of December 31, 2017 based on the Schedule 13G/A filed on February 9, 2018.

(7)

Includes Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd. The address of these stockholders is 100 Vanguard Blvd. Malvern, Pennsylvania 19355. Represents beneficial ownership as of December 31, 2017 based on the Schedule 13G/A filed on February 9, 2018.

(8)	The address of this stockholder is 55 East 52nd Street, New York, New York 10055. Represents beneficial ownership as of December 31, 2017 based on the Schedule 13G/A filed on January 25, 2018.
(9)	Includes 262,166 stock options that were vested and exercisable within 60 days of March 30, 2018.
(10)

Mr. Hardy served as our Executive Vice President, General Counsel and Secretary until February 12, 2018. While he was a named executive officer for the fiscal year ended December 28, 2017, he is no longer an officer or employee of the Company. Includes 55,051 stock options that were vested and exercisable within 60 days of March 30, 2018.

(11) Ms. House served as our Executive Vice President, People and Organization until December 31, 2017. While she was a named executive officer for the fiscal year ended December 28, 2017, she is no longer an officer or employee of the Company. Includes 47,776 stock options that were vested and exercisable within 60 days of March 30, 2018.

(12)

Mr. Mitchell and Ms. Teperberg are members of our board of directors that are employed by our founding members who receive compensation for their services as employees from their respective employers, but they do not receive any additional compensation (including equity awards) from us for their service as our directors.

EQUITY COMPENSATION PLAN

The following table sets forth, as of December 28, 2017, information for all equity compensation plans under which our equity securities were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,829,885	(1)	$16.47	(2)	3,477,078	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,829,885		$16.47		3,477,078

(1)

Includes 2,165,181 stock option grants; 55,403 restricted stock units; 223,245, 198,724, and 187,332 for additional shares for the 2017, 2016, and 2015 performance-based restricted stock grants, respectively, that may be issued assuming the highest level of performance is achieved (162.5% for 2017 and 150% for 2016 and 2015). Actual results could vary from estimates, especially in the later years included in the three-year projections.

(2)	Restricted stock awards are excluded as there is no exercise price for these awards.
(3)	Represents remaining shares of our common stock available for issuance under the Equity Incentive Plan.

The Equity Incentive Plan was approved by our stockholders on April 28, 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

General

Before the completion of our IPO in February 2007, NCM LLC was wholly owned by the founding members. After the IPO, NCM LLC was owned by NCM, Inc. and the founding members.  In connection with the IPO, we entered into several agreements to define and regulate the relationships among us, NCM LLC and the founding members. Except as described in this section, we do not expect to have any material arrangements with NCM LLC, the founding members or any of our or their respective directors, officers or other affiliates going forward, other than ordinary course business relationships.  As of December 28, 2017, NCM, Inc. owned approximately 49.5% of the outstanding common membership units in NCM LLC, and the founding members collectively owned approximately 50.5% of the outstanding common membership units in NCM LLC. NCM, Inc. is the sole managing member of NCM LLC.

Further transactions between NCM, Inc. and our founding members, if any, have been and will continue to be approved by our Audit Committee, which is composed of independent members of our board of directors, or another committee comprised entirely of independent members of our board. Our Audit Committee charter authorizes the Audit Committee to hire financial advisors and other professionals to assist the committee in evaluating and approving any transaction between us and any related party, including our founding members.

Transactions with Founding Members

Exhibitor Services Agreements

In connection with the IPO, NCM LLC and each of AMC, Cinemark and Regal executed an amended and restated ESA, effective as of February 13, 2007, which replaced the exhibitor services agreements previously in effect.  In connection with the sale of the Fathom business, on December 26, 2013, NCM LLC and each of AMC, Cinemark and Regal amended and restated the ESAs to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business as described under “Other Transactions - Sale of Fathom Events Business to AC JV, LLC”.  Certain basic terms of the ESAs are discussed below:

Advertising Services. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members).  The ESAs have a term of 30 years from the completion of the IPO, with a five-year right of first refusal to enter into a services agreement for the services provided under the ESA with the applicable founding member on terms equivalent to those offered by a third-party.

The advertising services include the on-screen advertising of the Noovie pre-show, use of the lobby entertainment network or LEN and lobby promotions.  The pre-show is generally 20 to 30 minutes long.  The Noovie pre-show includes up to two minutes for the founding members to be used to promote various activities associated with operation of the theaters, including concessions, ticketing partners, gift card and loyalty programs, founding member special events and vendors of non-film related services provided to theaters, only if the promotion is incidental to the vendor’s service (called theater advertising). Under the ESAs, up to 90 seconds of the Noovie program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements.  During 2017, we sold 60 seconds to two of NCM LLC’s founding members and 30 seconds to one of NCM LLC’s founding members.  Per the ESA, the annual cost per thousand (“CPM”) change equals the prior year annual percentage change in the advertising CPM charged by NCM LLC to unaffiliated third parties during the last few minutes of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.

In the lobby, the founding members are required to provide a specified number of LEN screens according to the number of auditoriums in the theater.  The founding members have the right to install additional screens in their theater lobbies, but these screens can only be used for limited strategic programs, described below, concessions and theater advertising. NCM LLC’s founding members may conduct a limited number of lobby promotions at no charge in connection with the promotion of motion pictures and their strategic programs; however, such activities do not reduce the lobby promotions inventory available to us.

Payments. In consideration for access to the founding members’ theater attendees for on-screen advertising and use of the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which may be adjusted for any advertising exhibited by some, but not all, theaters or founding members because of content objections or technical capacity. The theater access fee paid to founding members included an additional fee for digital cinema systems connected to our advertising network. The payment per theater patron increases by 8% every five years with the most recent such increase occurring in 2017. The payment per digital screen and for the digital cinema systems increases annually by 5%.  In 2017, the theater access fee aggregate payments to the founding members totaled $76.5 million.  Also in 2017, total revenue from the founding members related to beverage concessionaire agreements totaled $29.9 million.

Net Payments to Founding Members. In 2017, the net payments to each founding member for theater access fees and payments for use of their screens, less the purchase from NCM LLC of advertising under the founding member’s beverage concessionaire agreements were $17.3 million to AMC, $11.3 million to Cinemark and $17.1 million to Regal, respectively. As of December 28, 2017, amounts due to AMC, Cinemark and Regal were $3.8 million, $14.1 million and 14.8 million, respectively. These amounts are net of integration payments due from the founding members. Refer to the ‘Common Unit Adjustment Agreement’ section for further discussion of the nature and magnitude of these payments in 2017.

NCM LLC Operating Agreement

NCM, Inc., AMC, Cinemark and Regal executed the NCM LLC third amended and restated limited liability company operating agreement, effective as of February 13, 2007, which was amended on March 16, 2009 (to permit NCM LLC to provide advertising to a variety of out-of-home advertising venues), and on August 6, 2010 and September 3, 2013 (in each case, to modify the timing of written notice should a founding member desire to exercise its option to redeem common membership units).  Certain basic terms of the restated operating agreement are as follows.

Manager of NCM LLC. NCM, Inc. is a member and the sole manager of NCM LLC. As the sole manager, NCM, Inc. controls all of the day to day business affairs and decision-making of NCM LLC through our officers and directors without the approval of any other member. Furthermore, we cannot be removed as manager of NCM LLC.  As long as we are the manager of NCM LLC, unless the founding members approve, our business will be limited to owning and managing the common units, managing the business of NCM LLC, fulfilling our obligations under the Exchange Act, and activities incidental to the foregoing.  We are not entitled to compensation for our services as manager except as provided in the Management Services Agreement described under “– Transactions with NCM LLC – Management Services Agreement” below or as otherwise approved by the members under the restated operating agreement.

Issuance of Units upon Exercise or Vesting of Equity Compensation. Upon the exercise of options we have issued or the vesting of shares for other types of equity compensation, we will have the right to acquire from NCM LLC a number of common units equal to the number of our shares being issued in connection with the exercise of options or vesting of shares for other types of equity compensation. In consideration for such units, we will contribute to NCM LLC the consideration we received for the exercise of options or vesting of shares for other types of equity compensation. In 2017, we acquired 767,810 units due to vesting of restricted stock and exercise of options and contributed $0.6 million to NCM LLC.

Founding Member Approval Rights. If any director designee to our board of directors designated by NCM LLC’s founding members under the Director Designation Agreement, described below, is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then each of the founding members (so long as such founding member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve certain actions of NCM LLC as identified in the restated operating agreement.

Distributions. We are required to make mandatory distributions to members of all “Available Cash,” as defined in the restated operating agreement. Available Cash does not include amounts drawn or paid under NCM LLC’s working capital line of credit. The mandatory distributions must occur quarterly. In 2017, available cash distributions totaled $160.9 million. Of that amount, the portion payable to NCM, Inc., AMC, Cinemark and Regal totaled $75.9 million, $27.1 million, $29.1 million, and $28.8 million, respectively.

Common Unit Redemption Right. Members have a redemption right to exchange common membership units of NCM LLC for our shares of common stock on a one-for-one basis (as adjusted for certain events), or at our option, a cash payment equal to the market price of one share of our common stock.  Under our amended and restated certificate of incorporation, upon the surrender of the NCM LLC common units, we will then contribute cash or shares of our common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by the redeeming member. NCM LLC will then distribute the cash or shares of common stock to the redeeming member to complete the redemption. AMC exercised the redemption right of an aggregate 200,000 common membership units in 2015 and 15,600,000 common membership units in 2017, whereby AMC surrendered 200,000 and 15,600,000 common membership units, respectively, to NCM LLC for cancellation. The Company contributed an aggregate of 200,000 and 15,600,000 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC to complete the redemptions.

In December 2016, AMC provided the Company with its written waiver of certain rights pursuant to the NCM LLC Operating Agreement. AMC waived and relinquished its right to vote on all matters that require a vote of the founding members, as well as its various approval rights under the NCM LLC Operating Agreement for the term of AMC’s proposed settlement with the DOJ as well as the term of any final judgment. In March 2017, NCM, Inc. and NCM LLC entered into a binding Memorandum of Understanding (“MOU”) with AMC to effectuate aspects of the Final Judgment entered into by the Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc. Pursuant to the MOU, AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors.

Common Unit Adjustment Agreement

NCM, Inc., NCM LLC, AMC, Cinemark, and Regal executed the common unit adjustment agreement, effective as of February 13, 2007. The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members based on increases or decreases in the number of screens operated by each founding member. Increases in the number of screens are included in the unit adjustment if arising from acquisition of a theater or opening of a newly constructed theater (subject to certain exceptions). Decreases in the number of screens are included in the unit adjustment if arising from disposition of a theater (subject to certain exceptions).

NCM LLC adjusts its membership units annually, except that an earlier adjustment will occur for a founding member if it acquires or disposes of theaters, in a single transaction or cumulatively that will result in a change of two percent or more in the total annual attendance of all founding members (called an extraordinary attendance increase or decrease). The changes in annual attendance are calculated based on attendance at the relevant theaters during the prior twelve fiscal months; however, if an acquired theater has not been operating during the twelve prior fiscal months, the change in annual attendance will be calculated based on 75% of the projected annual attendance for such theater, with a subsequent adjustment for the actual attendance.

During the first quarter of 2017, NCM LLC issued 2,351,029 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2016. The Company also issued 18,425,423 NCM LLC common membership units to AMC in respect of the annual attendance at the acquired Carmike theaters in accordance with the Common Unit Adjustment Agreement. AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment because it resulted in an extraordinary attendance increase of approximately 9.5%.  Further, the Final Judgment entered into by the Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc. required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered 4,657,673 NCM LLC common membership units in respect of such theaters.  The 4,657,673 NCM LLC common membership units were comprised of (i) 2,850,453 NCM LLC common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) an additional 1,807,220 NCM LLC common membership units valued at $25.0 million to compensate for NCM LLC’s lost operating income for these theaters during the 10-year term of the Final Judgment.

During the first quarter of 2018, NCM LLC issued 2,821,710 common membership units to its founding members for the rights to exclusive access to net new theater screens and attendees added by the founding members to NCM LLC’s network during 2017.

If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike and Rave theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC and Cinemark will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters (“encumbered theater payments”). These payments are also accounted for as a reduction to the intangible asset. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, the Company recorded a reduction to net intangible assets of $20.9 million, $2.6 million and $2.7 million, respectively, related to these Carmike integration and encumbered theater payments as well as those made by AMC and Cinemark for the previous acquisition of Rave Cinemas. During the years ended December 28, 2017, December 29, 2016 and December 31, 2015, AMC and Cinemark paid a total of $12.9 million, $2.4 million and $2.6 million, respectively, related to the integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively).

Tax Receivable Agreement

NCM, Inc., NCM LLC, AMC, Cinemark, and Regal executed the tax receivable agreement, effective as of February 13, 2007, as amended on April 29, 2008 (to permit NCM, Inc. to make estimated payments to each of the founding members or ESA parties).

The tax receivable agreement provides for the effective payment by us to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state, and local income tax or franchise tax that we actually realized as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets resulting from our IPO and related transactions, including increases attributable to payments made under the tax receivable agreement. These tax benefit payments are not conditioned upon one or more of the founding members maintaining a continued ownership interest in either NCM LLC or NCM, Inc. We expect to benefit from the remaining 10% of cash savings, if any, that we may actually realize.

Under the tax receivable agreement, cash savings in income and franchise tax are computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no increase in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the tax receivable agreement not been entered into. The tax receivable agreement generally applies to our taxable years up to and including the 30th anniversary date of our IPO and will continue until any utilized benefits are no longer subject to potential audit or examination by a taxing authority. The term of the tax receivable agreement may, however, be terminated at an earlier date in the event that we exercise our right to terminate the agreement pursuant to an early termination procedure that requires us to pay the founding members an agreed upon amount equal to the present value of the estimated remaining payments to be made under the revenue sharing agreement.

Although the actual timing and amount of any payments that may be made under the tax receivable agreement varies depending upon a number of factors (including the timing of any redemptions of common membership units in NCM LLC by our founding members, the extent to which such redemptions are taxable, the trading price of shares of our common stock at the time of any such redemptions, and the amount and timing of our income), we expect the payments that we may effectively make to the founding members could be substantial. If the Internal Revenue Service or other taxing authority were to subsequently challenge any of our cash savings covered by the tax receivable agreement, and if such challenge were ultimately upheld, the terms of the tax receivable agreement require the founding members to repay to us an amount equal to the prior payments effectively made by us in respect of such disallowed cash savings, plus a proportionate share of any applicable interest and penalties. In such an event, and if a founding member is unable to make a timely repayment to us under the terms of the tax receivable agreement, we will have the ability to cause NCM LLC to offset against payments owed to the founding member. The repayment obligation is a several liability of each founding member and not a joint liability among the founding members.

As of December 28, 2017, we had a balance recorded for the payable to our founding members under the tax receivable agreement of approximately $133.6 million, of which the Company expects to make $20.7 million in payments during 2018 for the 2017 taxable year.  In 2017, pursuant to the terms of the tax receivable agreement, we made estimated payments of $6.0 million to AMC, $4.5 million to Cinemark and $8.3 million to Regal, respectively for the 2016 taxable year.

Software License Agreement

NCM LLC, AMC, Cinemark, Regal CineMedia Corporation (“RCM”) and Digital Cinema Implementation Partners, LLC, a company jointly owned by the founding members (“DCIP”), executed the Second Amended and Restated Software License Agreement effective as of February 13, 2007 (the “license agreement”). Certain basic terms of the license agreement are discussed below:

AMC and RCM granted to NCM LLC an exclusive license (subject to certain exceptions) to identified technology for use in the United States with respect to the services provided under the ESAs. The founding members and DCIP each granted to NCM LLC a license, subject to certain limitations, to any existing and future developments of such party based on the licensed technology that has application to the services provided under the ESAs.  NCM LLC granted to the founding members a license, subject to certain limitations, to any NCM LLC developments that existed at the IPO date based on licensed technology, solely for the founding members’ internal business purposes that are outside of the services that are defined in the ESAs (but not including digital cinema applications).  NCM LLC granted DCIP a license, subject to certain exceptions, to any existing and future NCM LLC developments that may have digital cinema applications.

Director Designation Agreement

NCM, Inc., AMC, Cinemark and Regal executed the director designation agreement effective as of February 13, 2007. In December 2016, AMC waived its right under the Director Designation Agreement to designate two persons to be appointed or nominated for election to the board of directors of the Company, including the right to appoint or nominate successors to such designees for the term of AMC’s proposed settlement with the DOJ as well as the term of any final judgment. In March 2017, NCM, Inc. and NCM LLC entered into a binding Memorandum of Understanding (“MOU”) with AMC to effectuate aspects of the Final Judgment entered into by the Department of Justice in connection with AMC’s acquisition of Carmike Cinemas, Inc. Pursuant to the MOU, AMC was also required to relinquish its governance rights in NCM LLC, including its seats on the NCM, Inc. Board of Directors as well as its rights to nominate any person to serve on the NCM, Inc. Board of Directors.

So long as a founding member owns at least 5% of NCM LLC’s issued and outstanding common membership units, the founding member has the right to designate two nominees to our board of directors who are voted upon by our stockholders. At least one of the designees of such founding member must qualify as an “independent director” at the time of designation so that a majority of the members of the board are “independent directors” under the Nasdaq rules. Any remaining directors will be selected for nomination by our Nominating and Governance Committee. During the time that any founding member has designation rights, we will not take any action to change the size of our board from ten. In January 2017, our board of directors reduced the number of director positions from ten to nine. We have agreed to include each director designee in the board’s slate of nominees submitted to our stockholders for election of directors and in the proxy statement prepared by management for every meeting of our stockholders called with respect to the election of members of the board, subject to certain exceptions.

If a vacancy occurs because of the death, disability, resignation or removal of a director designee, then the board, or any board committee, will not vote, fill the vacancy or take any action subject to supermajority board approval under our amended and restated certificate of incorporation until (i) the founding member has designated a successor director designee and the board has appointed such successor director designee, (ii) the founding member fails to designate a successor director designee within 10 business days of such vacancy, or (iii) the founding member has waived its rights to designate a successor director designee and has consented to the board, or any board committee, taking a vote on the specified actions prior to the board filling the vacancy with a successor director designee.

Registration Rights Agreement

NCM, Inc., AMC, Cinemark and Regal executed the registration rights agreement effective as of February 13, 2007.

The registration rights agreement requires us to use our reasonable efforts to file a registration statement on the first business day after the one-year anniversary of the closing of our IPO to register all registrable securities held by the founding members that are not already registered, if necessary, and to file resale registration statements after that time for any additional registrable securities that we issue to any founding member in the future, within 20 days after such issuance. Additionally, we must maintain effectiveness of these mandatory registration statements until the earlier of the time when the founding members have disposed of all their registrable securities and the time when all registrable securities held by the founding members are eligible for resale under specified securities regulations. We are responsible for the expenses in connection with the registration of securities pursuant to the registration rights agreement.

Joint Defense Agreements

NCM, Inc., NCM LLC and the founding members from time to time may enter into a joint defense and common interest agreement, under which the parties agree to cooperate and share information in order to advance their shared interests in owning and operating NCM LLC.

Agreements with Founding Members—Services

In 2017, NCM LLC paid approximately $2.1 million in aggregate to AMC, Cinemark and Regal for the purchases of movie tickets and concession products primarily for marketing to NCM LLC’s advertising clients.

Other Transactions

Sale of Fathom Events Business to AC JV, LLC

On December 26, 2013, NCM LLC sold the Fathom Events business to AC JV, LLC owned 32% by each of the founding members and 4% by us.  In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from our founding members (one-third or approximately $8.3 million from each founding member).  The notes bear interest at a fixed rate of 5.0% per annum, compounded annually.  Interest and principal payments are due annually in six equal installments commencing on December 26, 2014.  Due to the related party nature of the transaction, we formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction.  During 2017, we received interest on the notes of approximately $0.6 million.  NCM LLC’s investment in AC JV, LLC was $1.0 million as of December 28, 2017. During the year ended December 28, 2017, NCM LLC received a cash distribution from AC JV, LLC of $0.3 million and recorded equity in earnings of $0.3 million for AC JV, LLC.  As described above, NCM LLC amended and restated the ESAs with each of the founding members to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business, which rights and obligations were conveyed to AC JV, LLC. In connection with the sale, we entered into a transition services agreement and a services agreement:

Transition Services Agreement with AC JV, LLC.  NCM LLC entered into a transition services agreement with AC JV, LLC upon the closing of the sale of Fathom Events.  Under the agreement, NCM LLC provided certain corporate overhead services for a fee and was reimbursed for the use of facilities and certain services including creative, technical event management and event management for AC JV, LLC for a period of nine months following closing. The parties extended the transition services agreement, during which extended period NCM would continue to provide certain limited services for a fee.  During the year ended December 28, 2017, we received approximately $0.3 million under this agreement.

Services Agreement with AC JV, LLC.  NCM LLC entered into a services agreement with AC JV, LLC upon the closing of the sale of Fathom Events.  The agreement grants AC JV, LLC advertising on-screen and on our LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom.  In addition, the services agreement provides that we will assist with event sponsorship sales in return for a share of the sponsorship revenue.  NCM LLC has also agreed to provide creative and media production services for a fee.  The term of the agreement coincides with the ESAs, subject to certain exceptions.

Agreement with LA Live

During 2009, NCM LLC entered into a digital content agreement with LA Live Cinemas LLC, an affiliate of The Anschutz Corporation, for NCM LLC to provide in-theater advertising to LA Live in its theater complex. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which was the controlling stockholder of Regal prior to Cineworld Group plc’s acquisition of Regal Entertainment Group on February 28, 2018. The affiliate agreement was entered into at terms that are similar to those of our other network affiliates. In 2017, we incurred advertising operating costs of approximately $0.2 million for payments made to LA Live Cinemas LLC under the agreement.

Agreement with AEG Live

NCM LLC entered into an agreement with AEG Live, an affiliate of The Anschutz Corporation, for AEG Live to showcase musical artists in our Noovie preshow. The Anschutz Corporation is a wholly-owned subsidiary of the Anschutz Company, which was the controlling stockholder of Regal prior to Cineworld Group plc’s acquisition of Regal Entertainment Group on February 28, 2018. We received approximately $1.3 million from AEG Live for these services we provided during 2017.

Transactions with NCM LLC

Management Services Agreement

On February 13, 2007, NCM, Inc. and NCM LLC executed the management services agreement under which we provide certain management services to NCM LLC, including services typically provided by the individuals serving in the positions of chief executive officer, president, chief financial officer, and general counsel. In exchange for the services, NCM LLC reimburses us for compensation and other expenses of our officers and employees and for certain out-of-pocket costs. NCM LLC provides administrative and support services to us, such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that our employees may participate in NCM LLC’s benefit plans, and that NCM LLC employees may participate in the National CineMedia, Inc. 2007 Equity Incentive Plan and the National CineMedia, Inc. 2016 Equity Incentive Plan. Pursuant to this agreement, NCM LLC paid us approximately $12.8 million during 2017.

Review, Approval or Ratification of Transactions with Related Persons

Since the completion of our IPO in February 2007, our written Statement Of Policy With Respect To Related Party Transactions has required that transactions between us and a Related Person (as defined in the policy) where the aggregate amount involved will or may be expected to exceed $500,000 be approved by our Audit Committee with any related party transactions below $500,000 disclosed to our Audit Committee, which is comprised of independent members of our board of directors, in accordance with the guidance in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party. Our Audit Committee charter authorizes the Audit Committee to hire financial advisors and other professionals to assist the committee in evaluating and approving any transaction between us and any related party, including our founding members.

The following transactions are exempt from this policy:

(1)	transactions where the Related Person’s interest arises solely from ownership of our common stock and all holders of our common stock receive proportional benefits;
(2)

any compensation paid to a director if the compensation is required to be reported in our proxy statement under Item 402 of Regulation S-K and the compensation has been approved by the Nominating and Governance Committee; and

(3)

any employment by us of an executive officer if the related compensation is required to be reported in our proxy statement under Item 402 of Regulation S-K and the compensation has been approved by the Compensation Committee.

The policy provides for pre-approval of a particular category of related party transactions, provided that:

(a)

a proposed pre-approved transaction or series of related transactions would be in the ordinary course of business of NCM, Inc. or NCM LLC, as applicable, and would not require (i) payments to one or more related parties during any fiscal year in excess of $500,000, or (ii) receipt of payments during any fiscal year from one or more related parties in excess of $500,000, or (iii) the receipt or transfer of any tangible or intangible property, other than cash, having a fair market value in excess of $500,000; and

(b)

the terms and conditions of any such transaction or series of related transactions are fair and reasonable to NCM, Inc. or NCM, LLC, as applicable, as determined by NCM, Inc.’s Chief Executive Officer and Chief Financial Officer, in the exercise of their reasonable discretion.

In such cases, the Chief Executive Officer and Chief Financial Officer may authorize, on behalf of the Audit Committee, the entering into of such transaction or series of transactions by NCM, Inc. or NCM, LLC, as applicable. However, a listing of such approved transactions must be provided to the Audit Committee on a periodic basis.

Independence of the Board of Directors

The independence of the members of our board of directors and committees is discussed in the section above entitled “Independence of the Board of Directors.”

Item 14.	Principal Accounting Fees and Services

Fees Paid to Independent Auditors

We paid Deloitte & Touche LLP, the Company’s independent registered public accounting firm for fiscal years 2017 and 2016, the following amounts:

	2017	2016
Audit Fees (1)	$1,029,600	$1,139,700
Audit Related Fees (2)	30,000	224,600
Total Audit and Related Fees	1,059,600	1,364,300
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,059,600	$1,364,300

(1)

In 2017, audit fees include $102,500 of fees for the issuance of consents and comfort letters in connection with registration statement filings.  For fiscal year 2016, audit fees include $256,895 of fees for the issuance of consents and comfort letters in connection with registration statement filings and debt offerings.

(2)

In 2017, audit related fees consisted of $20,000 for the assistance with debt offerings and periodic filings for NCM LLC’s founding members, which was reimbursed to NCM LLC by the founding members and $10,000 due to other audit related services. For fiscal year 2016, audit related fees consisted of assistance with debt offerings and periodic filings for NCM LLC’s founding members, all of which was reimbursed to NCM LLC by the founding members.

Pre-Approval Policies and Procedures

All auditing services, internal control-related services, and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditors must be approved by the Audit Committee in advance, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit. The Audit Committee may form and delegate authority to subcommittees consisting of one or more of its members or may delegate authority to one or more members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that all decisions to grant pre-approvals pursuant to such delegated authority will be presented to the entire Audit Committee at its next scheduled meeting. Effective with the completion of our initial public offering in February 2007, all of our independent auditors’ services were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(b)  Exhibits

Exhibit	Ref.	Description

31.1	#	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	#	Rule 13a-14(a) Certification of Chief Financial Officer.

#	Filed herewith
Item 16.	Form 10–K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Dated:	April 10, 2018	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Dated:	April 10, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer
(Principal Financial and Accounting Officer)