Form 10-Q
period 2018-03-29
National CineMedia, Inc.
filed 2018-05-08
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2018

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

As of May 3, 2018, 78,994,527 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	March 29, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46.0	$30.2
Short-term marketable securities	22.0	13.1
Receivables, net of allowance of $5.7 and $6.0, respectively	115.0	160.6
Prepaid expenses	4.9	4.2
Income tax receivable	0.3	0.2
Current portion of notes receivable - founding members	4.2	4.2
Other current assets	0.2	0.1
Total current assets	192.6	212.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $72.9 and $70.4, respectively	31.5	30.7
Intangible assets, net of accumulated amortization of $152.1 and $145.4, respectively	724.2	717.2
Deferred tax assets, net of valuation allowance of $89.1 and $98.1, respectively	186.5	186.0
Long-term notes receivable, net of current portion - founding members	4.1	4.1
Other investments	3.1	3.5
Long-term marketable securities	13.2	16.2
Debt issuance costs, net	1.1	1.3
Other assets	1.4	1.5
Total non-current assets	965.1	960.5
TOTAL ASSETS	$1,157.7	$1,173.1
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$10.8	$32.7
Payable to founding members under tax receivable agreement	19.6	19.6
Accrued expenses	17.1	19.9
Accrued payroll and related expenses	8.8	11.1
Accounts payable	17.0	19.3
Deferred revenue	6.1	7.1
Total current liabilities	79.4	109.7
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.2 and $8.7, respectively	944.8	923.3
Deferred tax liability	0.1	—
Income tax payable	0.2	0.3
Payable to founding members under tax receivable agreement	214.3	212.6
Other liabilities	3.3	2.0
Total non-current liabilities	1,162.7	1,138.2
Total liabilities	1,242.1	1,247.9
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 76,904,155 and 76,242,222 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(229.3)	(233.1)
Retained earnings (distributions in excess of earnings)	(145.6)	(130.2)
Total NCM, Inc. stockholders’ equity/(deficit)	(374.1)	(362.5)
Noncontrolling interests	289.7	287.7
Total equity/(deficit)	(84.4)	(74.8)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$1,157.7	$1,173.1

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended
	March 29, 2018	March 30, 2017
REVENUE (including revenue from founding members of $8.0 and $8.4, respectively)	$80.2	$71.9
OPERATING EXPENSES:
Advertising operating costs	7.0	5.0
Network costs	3.5	4.2
Theater access fees—founding members	20.6	20.6
Selling and marketing costs	16.0	18.1
Administrative and other costs	12.6	9.3
Depreciation and amortization	9.5	9.6
Total	69.2	66.8
OPERATING INCOME	11.0	5.1
NON-OPERATING EXPENSES:
Interest on borrowings	13.8	13.2
Interest income	(0.2)	(0.4)
Gain on re-measurement of the payable to founding members under the tax receivable agreement	(0.1)	—
Other non-operating income	—	(0.1)
Total	13.5	12.7
LOSS BEFORE INCOME TAXES	(2.5)	(7.6)
Income tax expense (benefit)	1.0	(1.8)
CONSOLIDATED NET LOSS	(3.5)	(5.8)
Less: Net loss attributable to noncontrolling interests	(1.6)	(4.5)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(1.9)	$(1.3)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,640,414	60,309,087
Diluted	76,640,414	60,309,087

Dividends declared per common share	$0.17	$0.22

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Three Months Ended
	March 29, 2018	March 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(3.5)	(5.8)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Deferred income tax expense	0.7	(2.0)
Depreciation and amortization	9.5	9.6
Non-cash share-based compensation	2.8	2.7
Impairment on investment	0.4	1.4
Amortization of debt issuance costs	0.7	0.7
Non-cash gain on re-measurement of the payable to founding members under the tax receivable agreement	(0.1)	—
Other	—	(0.1)
Changes in operating assets and liabilities:
Receivables, net	45.5	67.9
Accounts payable and accrued expenses	(5.8)	(12.2)
Amounts due to founding members, net	0.1	(0.4)
Deferred revenue	(1.0)	(3.0)
Income taxes and other	0.2	(1.8)
Net cash provided by operating activities	49.5	57.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.5)	(2.9)
Purchases of marketable securities	(7.9)	(17.0)
Proceeds from sale and maturities of marketable securities	2.0	12.0
Purchases of intangible assets from network affiliates	—	(0.2)
Proceeds from notes receivable - founding members	—	1.4
Net cash used in investing activities	(9.4)	(6.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(15.0)	(15.3)
Proceeds from borrowings	58.0	50.0
Repayments of borrowings	(37.0)	(35.0)
Founding member integration and other encumbered theater payments	9.4	1.0
Distributions to founding members	(37.6)	(39.9)
Proceeds from stock option exercises	—	0.6
Repurchase of stock for restricted stock tax withholding	(2.1)	(4.5)
Net cash used in financing activities	(24.3)	(43.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	15.8	7.2
Cash, cash equivalents and restricted cash at beginning of period	30.2	23.3
Cash, cash equivalents and restricted cash at end of period	$46.0	$30.5

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Three Months Ended
	March 29, 2018	March 30, 2017
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$15.9	$201.8
Accrued distributions to founding members	$8.4	$5.0
Accrued integration and other encumbered theater payments due from founding members	$1.9	$—
Increase in dividends not requiring cash in the period	$0.2	$0.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$11.6	$9.8
Cash paid for income taxes, net of refunds	$0.1	$0.3

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
					Retained
				Additional	Earnings
				Paid in	(Distribution
		Common Stock		Capital	in Excess of	Noncontrolling
	Consolidated	Shares	Amount	(Deficit)	Earnings)	Interest
Balance—December 29, 2016	$(232.2)	59,874,412	$0.6	$(343.6)	$(130.7)	$241.5
Distributions to founding members	(5.0)	—	—	—	—	(5.0)
NCM LLC equity issued for purchase of intangible asset	201.8	—	—	78.8	—	123.0
Income tax and other impacts of NCM LLC ownership changes	(35.5)	—	—	(53.5)	—	18.0
Comprehensive loss, net of tax	(5.8)	—	—	—	(1.3)	(4.5)
Share-based compensation issued	(3.9)	720,989	—	(3.9)	—	—
Share-based compensation expense/capitalized	2.8	—	—	1.5	—	1.3
Cash dividends declared $0.22 per share	(13.4)	—	—	—	(13.4)	—
Balance—March 30, 2017	$(91.2)	60,595,401	$0.6	$(320.7)	$(145.4)	$374.3

Balance—December 28, 2017	$(74.8)	76,242,222	$0.8	$(233.1)	$(130.2)	$287.7
Cumulative-effect adjustment for adoption of ASU 2014-09	(0.2)	—	—	—	(0.2)	—
Distributions to founding members	(8.4)	—	—	—	—	(8.4)
NCM LLC equity issued for purchase of intangible asset	15.9	—	—	7.7	—	8.2
Income tax and other impacts of NCM LLC ownership changes	(0.8)	—	—	(3.7)	—	2.9
Comprehensive loss, net of tax	(3.5)	—	—	—	(1.9)	(1.6)
Share-based compensation issued	(2.1)	661,933	—	(2.1)	—	—
Share-based compensation expense/capitalized	2.8	—	—	1.9	—	0.9
Cash dividends declared $0.17 per share	(13.3)	—	—	—	(13.3)	—
Balance—March 29, 2018	$(84.4)	76,904,155	$0.8	$(229.3)	$(145.6)	$289.7

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  THE COMPANY

Description of Business

National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”), Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.  NCM LLC operates the largest digital in-theater network in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 19 years remaining as of March 29, 2018) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.

As of March 29, 2018, NCM LLC had 157,564,977 common membership units outstanding, of which 76,904,155 (48.8%) were owned by NCM, Inc., 30,403,438 (19.3%) were owned by Regal, 28,779,904 (18.3%) were owned by Cinemark and 21,477,480 (13.6%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.

Basis of Presentation

The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 28, 2017 is derived from the audited financial statements of NCM, Inc.  Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 28, 2017.

In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made.  The Company’s business is seasonal and for this and other reasons operating results for interim periods may not be indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 5—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.  The Company manages its business under one reportable segment of advertising.

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

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 28, 2017 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on entertainment websites and mobile applications owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2 - Revenue from Contracts with Customers.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of March 29, 2018 and December 28, 2017, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three months ended March 29, 2018 and March 30, 2017, the Company had no customers that accounted for more than 10% of revenue.

Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The Company has not granted stock options since 2012.  In 2017 and 2018, the restricted stock grants for Company officers vest upon the achievement of Company performance measures and/or service conditions, while non-officer grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended March 29, 2018 and March 30, 2017, 956,239 and 978,359 shares of restricted stock and restricted stock units vested, respectively. During the three months ended March 29, 2018, no stock options were exercised. During the three months ended March 30, 2017, 58,450 stock options were exercised at a weighted average exercise price of $11.04 per share.

Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 29, 2018	March 30, 2017
Net loss attributable to NCM, Inc.	$(1.9)	$(1.3)
NCM LLC equity issued for purchase of intangible asset	7.7	78.8
Income tax and other impacts of subsidiary ownership changes	(3.7)	(53.5)
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$2.1	$24.0

Recently Adopted Accounting Pronouncements

During the first quarter of 2018, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) using the modified retrospective transition method. The Company identified the same performance obligations under ASU 2014-09 as compared with deliverables and separate units of account previously identified. ASU 2014-09 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. The Company historically recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. In accordance with the new guidance, the Company will recognize revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. Upon the adoption of ASU 2014-09 on December 29, 2017, the Company recorded an $0.2 million cumulative-effect adjustment related to the change in accounting for barter transactions on contracts that are not completed as of December 29, 2017 in the unaudited Consolidated Balance Sheet. The Company’s adoption of ASU 2014-09 did not have a material impact on the unaudited Condensed Consolidated Financial Statements. The Company has incorporated additional disclosures in Note 2 – Revenue from Contracts with Customers to the unaudited Condensed Consolidated Financial Statements to comply with ASU 2014-09.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. In February 2018, the FASB issued Accounting Standards Update 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-03”). These amendments clarify the guidance on certain topics referred to in ASU 2016-01. No changes to the methodology utilized to value the Company’s investments were necessary upon adoption of the ASU 2016-01. The Company has incorporated changes to disclosures in its notes to the unaudited Condensed Consolidated Financial Statements to comply with ASU 2016-01.

During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) on a retrospective basis. ASU 2016-15 provides guidance on certain cash receipts and cash payments presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) on a retrospective basis. ASU 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. The Company has adjusted the Condensed Consolidated Statement of Cash Flow for the three months ended March 30, 2017 to include the restricted cash balance within the aforementioned captions. The adoption of ASU 2016-18 had no other impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

Recently Issued Accounting Pronouncements

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

In March 2018, the FASB issued Accounting Standards Update 2018-04, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which amends and supersedes variance paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Change in Accounting Principle and Correction of an Error

During the first quarter of 2018, the Company changed its method of accounting for its payable to founding members under the tax receivable agreement (“TRA”), which requires the Company to pay 90% of the expected cash savings to NCM, Inc. from federal, state, and local jurisdictions upon realization of amortization and other deductions specified under the TRA. At inception of the TRA in 2007, the payable was recorded at the fair value by discounting the amounts expected to be payable to founding members under the TRA at the Company’s weighted average cost of capital. The Company then remeasured the present value of the payable to founding members under the TRA each subsequent reporting period.

As a result of the change in accounting principle, the payable is now stated at the undiscounted amount of all expected future payments under the agreement. The Company believes that the undiscounted presentation is preferable because it is consistent with the predominant accounting method used by other companies with such TRA agreements and is more consistent with the undiscounted approach used for the corresponding deferred tax assets that are subject to the TRA.  Accordingly, the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, Condensed Statements of Equity (Deficit) and Condensed Consolidated Statement of Cash Flows for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle.  Since this change in accounting principle dates back to the Company’s IPO, the Company has recorded the cumulative effect for the change in accounting principle to beginning retained earnings as of December 29, 2016.

Additionally, subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 29, 2016, the Company identified and corrected an immaterial non-cash error related to the accounting under ASC 740 for the Company’s payable to founding members under the TRA which was corrected within the Company’s Form 10-K for the period ending December 28, 2017. As a result of the error, the liability under the TRA (including the historical discount on such payable) and related accounts for the year ended December 29, 2016 were restated from the amount previously reported to reflect the additional amounts that will be payable under the TRA upon settlement of all expected future payments to the founding members. Further, the deferred tax liability recorded at the IPO related to the discounted TRA liability was reversed to reflect all applicable basis differences related to the TRA. The impact of the error on the Condensed Consolidated Statements of Income and the Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2017 is presented within the tables below and the impact of the error on the Condensed Consolidated Statement of Equity for the three months ended March 30, 2017 is stated below.

The Condensed Consolidated Financial Statements and corresponding footnotes for the three months ended March 30, 2017 have been restated from the amounts previously reported to reflect the correction of this error as shown within the tables below.

The following table presents the effect of the change in accounting principle to the December 29, 2016 beginning retained earnings balance and additional paid in capital (deficit) balance (in millions):

Beginning retained earnings, as of December 29, 2016 – as previously reported	$(248.3)
Cumulative effect for change in accounting principle	117.6
Beginning retained earnings, as of December 29, 2016 – as adjusted	$(130.7)

Beginning additional paid in capital (deficit), as of December 29, 2016 – as previously reported	$(110.5)
Cumulative effect for change in accounting principle	(233.1)
Beginning additional paid in capital (deficit), as of December 29, 2016 – as adjusted	$(343.6)

The following table presents the effects of the change in accounting principle to the Condensed Consolidated Balance Sheet (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 28, 2017
	As Reported	Change in Accounting Principle	As Adjusted
Long-term deferred tax assets, net of valuation allowance of $98.1	$161.0	$25.0	$186.0
TOTAL ASSETS	1,148.1	25.0	1,173.1
Long-term payable to founding members under tax receivable agreement	114.0	98.6	212.6
Total liabilities	1,149.3	98.6	1,247.9
Additional paid in capital (deficit)	13.8	(246.9)	(233.1)
Retained earnings (distributions in excess of earnings)	(303.5)	173.3	(130.2)
Total equity/(deficit)	(1.2)	(73.6)	(74.8)
TOTAL LIABILITIES AND EQUITY/DEFICIT	1,148.1	25.0	1,173.1

The following table presents the effects of the correction of the prior period error and change in accounting principle to the Condensed Consolidated Statement of Income (in millions, except for per share data):

	Three Months Ended
	March 30, 2017
	As Reported	Correction of an Error	As Corrected	Change in Accounting Principle	As Corrected and Adjusted
Accretion of interest on the discounted payable to founding members under tax receivable agreement	$3.4	$1.4	$4.8	$(4.8)	$—
Total non-operating expenses	16.1	1.4	17.5	(4.8)	12.7
LOSS BEFORE INCOME TAXES	(11.0)	(1.4)	(12.4)	4.8	(7.6)
Income tax benefit	(1.5)	1.0	(0.5)	(1.3)	(1.8)
CONSOLIDATED NET LOSS	(9.5)	(2.4)	(11.9)	6.1	(5.8)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(5.0)	$(2.4)	$(7.4)	$6.1	$(1.3)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.08)	$(0.04)	$(0.12)	$0.10	$(0.02)
Diluted	$(0.08)	$(0.04)	$(0.12)	$0.10	$(0.02)

The following table presents the effects of the correction of the prior period error and change in accounting principle to the Condensed Consolidated Statement of Cash Flow (in millions):

	Three Months Ended
	March 30, 2017
	As Reported	Correction of an Error	As Corrected	Change in Accounting Principle	As Corrected and Adjusted
Consolidated net loss	$(9.5)	$(2.4)	$(11.9)	$6.1	$(5.8)
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	(1.7)	1.0	(0.7)	(1.3)	(2.0)
Accretion of interest on the discounted payable to founding members under tax receivable agreement	3.4	1.4	4.8	(4.8)	—
Net cash provided by operating activities	57.0	—	57.0	—	57.0

The correction of the error resulted in an increase of $3.4 million within the activity and a decrease of $93.9 million in the ending balance of the additional paid in capital (deficit) balance for the quarter ended March 30, 2017.

The change in accounting principle resulted in a decrease of $13.6 million within the activity and an increase of $219.6 million in the ending balance of the additional paid in capital (deficit) balance for the quarter ended March 30, 2017. These adjustments were within the ‘Income tax and other impacts of NCM LLC ownership changes’ line of the Condensed Consolidated Statements of Equity included herein. The change in accounting principle resulted in an $2.1 million decrease in the net loss and a $0.03 decrease in net loss per share for the quarter ended March 29, 2018.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.  REVENUE FROM CONTRACTS WITH CUSTOMERS

On December 29, 2017, the Company adopted ASU 2014-09. The following disclosures have been added in accordance with ASU 2014-09.

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the Lobby Entertainment Network (“LEN”), a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through the Cinema Accelerator digital product. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.

National advertising, including advertising under the beverage concessionaire and PSA agreements, is sold on a cost per thousand “CPM” basis. The Company recognizes national advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie pre-show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.

Customer contracts often include multiple advertising services to reach the movie goer at multiple points during a theater experience. The Company considers each of these advertising services to represent distinct performance obligations of the contract and allocates a portion of the transaction price to each service based upon the standalone selling price of the service, when available. When standalone selling prices are not available or not applicable given the nature of the customer, the Company allocates the transaction price based upon all information that is reasonably available and maximizes the use of observable inputs. Methods utilized include the adjusted market and expected cost-plus margin approaches.

The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the products and services received.  Revenues for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used.

The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If those contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Consolidated Balance Sheets. As of March 29, 2018 and December 28, 2017, the Company had a make-good provision of $1.9 million and $5.5 million, respectively.

The Company recognizes revenue as the performance obligation for the advertising services is satisfied. Invoices are generated following the processing of each revenue contract and payment is due from the customer within 30 days of the invoice date. Customers select to pay the invoice in full at the start of a contract or through equal monthly installments over the course of the contract. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned.  Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of March 29, 2018, was $13.2 million, $5.5 million of which is

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

expected to be recognized in 2018 and $7.7 million is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.

Disaggregation of Revenue

The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the three-month periods ended March 29, 2018 and March 30, 2017:

	Three months ended
	March 29, 2018	March 30, 2017
National advertising revenue	$54.8	$44.4
Local and regional advertising revenue	17.4	19.1
Founding member advertising revenue from beverage concessionaire agreements	8.0	8.4
Total revenue	$80.2	$71.9

Deferred Revenue and Unbilled Accounts Receivable

The changes in deferred revenue for the three months ended March 29, 2018 were as follows (in millions):

Three months ended
March 29, 2018
Balance at beginning of period	$(7.1)
Performance obligations satisfied	6.6
New contract liabilities	(5.6)
Balance at end of period	$(6.1)

Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of March 29, 2018 and December 28, 2017, the Company had $5.9 million and $10.6 million in unbilled accounts receivable, respectively.

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the Condensed Consolidated Statement of Income.

The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

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

	Three Months Ended
	March 29, 2018	March 30, 2017
Net loss attributable to NCM, Inc. (in millions)	$(1.9)	$(1.3)
Weighted average shares outstanding:
Basic	76,640,414	60,309,087
Add: Dilutive effect of stock options and restricted stock	—	—
Diluted	76,640,414	60,309,087
Loss per NCM, Inc. share:
Basic	$(0.03)	$(0.02)
Diluted	$(0.03)	$(0.02)

The effect of 78,273,221 and 79,800,145 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended March 29, 2018 and March 30, 2017, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock.  In addition, there were 4,352,728 and 4,759,834 stock options and non-vested (restricted) shares for the three months ended March 29, 2018 and March 30, 2017, respectively, excluded from the calculation as they were antidilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

During the first quarter of 2018, NCM LLC issued 2,821,710 (3,736,860 issued, net of 915,150 returned) common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2017 fiscal year and NCM LLC recorded a net intangible asset of $15.9 million during the first quarter of 2018 as a result of the Common Unit Adjustment.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended March 29, 2018 and March 30, 2017, the Company recorded a reduction to net intangible assets of $2.2 million and $0.4 million, respectively, related to integration and other encumbered theater payments. These payments received from AMC related to their acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related to their acquisition of theaters from Rave Cinemas. During the three months ended March 29, 2018 and March 30, 2017, AMC and Cinemark paid a total of $9.4 million and $1.0 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

5.  RELATED PARTY TRANSACTIONS

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the Condensed Consolidated Statements of Income:	March 29, 2018	March 30, 2017
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$8.0	$8.4
Operating expenses:
Theater access fee (2)	20.6	20.6
Purchase of movie tickets and concession products and rental of theatre space (included in selling and marketing costs) (3)	0.4	0.5
Non-operating expenses:
Interest income from notes receivable (included in interest income) (4)	0.1	0.2

(1)

For the three months ended March 29, 2018 and March 30, 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent cost per thousand (“CPM”) rate specified by the ESA.

(2)

Comprised of payments per theater attendee and payments per digital screen with respect to the founding member theaters included in the Company’s network, including payments for access to higher quality digital cinema equipment.

(3)	Used primarily for marketing to NCM LLC’s advertising clients.
(4)

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of
Included in the Condensed Consolidated Balance Sheets:	March 29, 2018	December 28, 2017
Purchase of movie tickets and concession products (included in prepaid expenses)	$0.2	$—
Current portion of notes receivable - founding members (1)	4.2	4.2
Long-term portion of notes receivable - founding members (1)	4.1	4.1
Interest receivable on notes receivable (included in other current assets) (1)	0.1	—
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (2)	694.9	687.1
Current payable to founding members under tax receivable agreement (3)	19.6	19.6
Long-term payable to founding members under tax receivable agreement (4)	214.3	212.6

(1)	Refer to the discussion of notes receivable from the founding members above.
(2)	Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments.
(3)	The Company paid the founding members $18.8 million in the second quarter of 2017 which was for the 2016 tax year. The payment for 2017 occurred in the second quarter of 2018.
(4)	These balances have been recast following the adoption of the change in accounting principle discussed within Note 1—The Company.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three months ended March 29, 2018 and March 30, 2017 were as follows (in millions):

	Three Months Ended
	March 29, 2018	March 30, 2017
AMC	$2.2	$2.0
Cinemark	3.0	1.5
Regal	3.2	1.5
Total founding members	8.4	5.0
NCM, Inc.	8.1	3.2
Total	$16.5	$8.2

    The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended March 29, 2018 of $8.4 million is included in amounts due to founding members, net on the unaudited Condensed Consolidated Balance Sheets as of March 29, 2018 and will be made in the second quarter of 2018.  The mandatory distributions to NCM, Inc. are eliminated in consolidation.

Amounts due to founding members, net as of March 29, 2018 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.6	$4.1
Distributions payable to founding members	2.2	3.0	3.2	8.4
Integration payments due from founding members	(1.6)	(0.1)	—	(1.7)
Cost and other reimbursement	—	0.1	(0.1)	—
Total amounts due to founding members, net	$2.1	$4.0	$4.7	$10.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Amounts due to founding members, net as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theatre access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total amounts due to founding members, net	$3.8	$14.1	$14.8	$32.7

As of March 29, 2018, AMC owned 1.0 million shares of NCM, Inc. common stock and during the three months ended March 29, 2018 and March 30, 2017, AMC received cash dividends of approximately $0.2 million and $0.0 million, respectively, on its shares of NCM, Inc. common stock.

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance.   The Company’s investment in AC JV, LLC was $1.0 million and $1.0 million as of March 29, 2018 and December 28, 2017, respectively. Equity in earnings from AC JV, LLC for the three months ended March 29, 2018 and March 30, 2017, were $0.0 million and $0.1 million, respectively, and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income.

6.  BORROWINGS

The following table summarizes NCM LLC’s total outstanding debt as of March 29, 2018 and December 28, 2017 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 29, 2018	December 28, 2017	Maturity Date	Interest Rate
Revolving credit facility	$33.0	$12.0	November 26, 2019	(1)
Term loans	270.0	270.0	November 26, 2019	(1)
Senior secured notes due 2022	400.0	400.0	April 15, 2022	6.000%
Senior unsecured notes due 2026	250.0	250.0	August 15, 2026	5.750%
Total borrowings	$953.0	$932.0
Less: debt issuance costs related to term loans and senior notes	(8.2)	(8.7)
Carrying value of long-term debt	$944.8	$923.3

(1)	The interest rates on the revolving credit facility and term loans are described below.

Senior Secured Credit Facility—As of March 29, 2018, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $270.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of March 29, 2018, NCM LLC’s total availability under the $175.0 million revolving credit facility was $137.2 million, net of $33.0 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus an applicable margin. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents, over a non-GAAP measure defined in the senior secured credit facility).

Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 2.75% or the base rate (Prime Rate or the Federal Funds Effective Rate, as defined in the senior secured credit facility) plus 1.75%.  The weighted-average interest rate on the term loans as of March 29, 2018 was 4.4%.  Interest on the term loans is currently paid monthly.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance as of March 29, 2018, including maintaining a consolidated net senior secured leverage ratio of equal to or less than 6.5 times on a quarterly basis.  In addition, there are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its financial debt covenants.  As of March 29, 2018, NCM LLC’s consolidated net senior secured leverage ratio was 3.1 times (versus the covenant of 6.5 times).

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

Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”).  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, NCM LLC’s senior secured credit facility and any future asset backed loan facility.  The Notes due 2026 rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2022, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.

7.  INCOME TAXES

Uncertain Tax Positions—The Company is subject to taxation in the U.S. and various states.  The Company has established a contingency reserve for material, known tax exposures.  The Company’s reserve reflects management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement.  While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to the reserve, the Company’ income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.  Such resolution could materially increase or decrease income tax expense in the unaudited Condensed Consolidated Financial Statements in future periods and could impact operating cash flows.

Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the unaudited Condensed Consolidated Financial Statements.  The total amount of unrecognized tax benefits as of March 29, 2018 and December 28, 2017, was $0.3 million and $0.3 million, respectively, excluding accrued interest and penalties, which if recognized would affect the effective tax rate.  The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the unaudited Condensed Consolidated Statements of Income and records the liability in income taxes payable in the unaudited Condensed Consolidated Balance Sheets. The Company recognized an inconsequential amount in interest and penalties during the three

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

months ended March 29, 2018 and March 30, 2017, respectively. The Company has accrued $0.1 million and $0.1 million for the payment of interest and penalties as of March 29, 2018 and December 28, 2017, respectively. As of March 29, 2018, the Company’s reserve for unrecognized tax benefits was $0.3 million. It is reasonably possible that this reserve will decrease by this amount to $0.0 million in the next twelve months due to the expiration of certain statutes of limitations.

Tax Reform—On December 22, 2017, the U.S. government enacted the Tax Act which makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending December 27, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) allowing full expensing of qualified property, (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (5) limiting the amount of compensation that can be deducted for highly compensated officers by terminating the exclusion of performance-based compensation from the $1 million per employee, per year limitation.  Following the enactment of the Tax Act, the SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, the Company’s accounting for various elements of the Tax Act may be affected by other related analysis including, but not limited to, bonus depreciation that will allow for immediate expensing of qualified property and the state tax effect of adjustments made to federal temporary differences. As such, the impact of the Tax Act is an estimate pending further information and the analysis noted.

Changes in the Company’s Effective Tax Rate—The Company’s effective tax rate increased from 24.8% for the three months ended March 30, 2017 to 88.6% for the three months ended March 29, 2018 primarily due to tax expense recorded in the three months ended March 29, 2018 upon the vesting of the Company’s restricted stock related to the permanent difference between the allowable deduction for stock based compensation for tax purposes (valued based upon the stock price at vesting) and book purposes  (valued based upon the stock price at grant) due to the decline in the Company’s stock price subsequent to the grant of the shares. This increase was partially offset by a 13.5% decrease in the Company’s current rate following the enactment of the Tax Cuts and Jobs Act by the US government on December 22, 2017.

8.  COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.

Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of March 29, 2018, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $77.8 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the three months ended March 29, 2018 and March 30, 2017, the Company made no payments related to these minimum guarantees. For these periods, there are no other affiliate agreements with guaranteed minimums in excess of the revenue share arrangement.

Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this increase last occurring in fiscal year 2017, and the payment per digital screen and for digital cinema equipment increasing annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of March 29, 2018 and December 28, 2017, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, other investments, notes receivable and borrowings.

Long-Lived Assets, Intangible Assets, Other Investments and Notes Receivable—The Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever certain qualitative factors, events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.

Other investments consisted of the following (in millions):

	As of
	March 29, 2018	December 28, 2017
Investment in AC JV, LLC (1)	$1.0	$1.0
Other investments (2)	2.1	2.5
Total	$3.1	$3.5

(1)	Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method
(2)

The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities are accounted for at adjusted cost in accordance with the practicability exception under ASU 2016-01 and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

  During the three months ended March 29, 2018 and March 30, 2017, the Company recorded impairment charges of $0.4 million and $1.4 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the impaired investments to a remaining value of $0.0 million, in the three months ended March 29, 2018 and March 30, 2017. As of March 29, 2018, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

As of March 29, 2018 and December 28, 2017, the Company had notes receivable totaling $8.3 million and $8.3 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 5—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of March 29, 2018		As of December 28, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$270.0	$270.7	$270.0	$270.8
Notes due 2022	400.0	405.3	400.0	407.3
Notes due 2026	250.0	226.6	250.0	235.0

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 29, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$16.4	$12.4	$4.0	$—
Short-term marketable securities (2)	22.0	—	22.0	—
Long-term marketable securities (2)	13.2	—	13.2	—
Total assets	$51.6	$12.4	$39.2	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$12.2	$8.2	$4.0	$—
Short-term marketable securities (2)	13.1	—	13.1	—
Long-term marketable securities (2)	16.2	—	16.2	—
Total assets	$41.5	$8.2	$33.3	$—

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)

Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are generally classified as Level 1 given the active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three months ended March 29, 2018 and March 30, 2017, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of March 29, 2018 and December 28, 2017, there was $0.2 million and $0.2 million, respectively, of gross unrealized losses related to individual securities of $8.2 million and $8.2 million, respectively, that had been in a continuous loss position for 12 months or longer. The Company has the intention and ability to hold these securities to maturity.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 29, 2018 and December 28, 2017 were as follows:

	As of March 29, 2018
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$0.5	$0.5	0.9
Short-term U.S. government agency bonds	3.6	3.6	0.8
Short-term commercial paper:
Financial	4.0	4.0	0.1
Industrial	9.9	10.0	0.2
Utility	2.0	2.0	0.3
Short-term certificates of deposit	1.9	1.9	0.8
Total short-term marketable securities	21.9	22.0

Long-term municipal bonds	1.3	1.3	2.3
Long-term U.S. government agency bonds	9.0	8.8	2.4
Long-term certificates of deposit:
Financial	3.1	3.1	1.8
Total long-term marketable securities	13.4	13.2
Total marketable securities	$35.3	$35.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	As of December 28, 2017
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	2.3	2.2	0.9
Short-term certificates of deposit	0.9	0.9	0.8
Short-term commercial paper:
Financial	6.0	6.0	0.3
Industrial	4.0	4.0	0.3
Total short-term marketable securities	13.2	13.1

Long-term municipal bonds	1.9	1.9	2.1
Long-term U.S. government agency bonds	10.4	10.2	2.5
Long-term certificates of deposit	4.1	4.1	1.8
Total long-term marketable securities	16.4	16.2
Total marketable securities	$29.6	$29.3

(1)

Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

10.  SUBSEQUENT EVENT

On May 3, 2018, the Company declared a cash dividend of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 18, 2018 to be paid on June 1, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained below and in our annual report on Form 10-K for the Company’s fiscal year ended December 28, 2017. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 28, 2017. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.

Overview

We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 19 years remaining as of March 29, 2018) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between December 31, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 16.6 years as of March 29, 2018. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (93% digital cinema projectors and 7% LCD projectors) as of March 29, 2018.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with officers to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local and regional advertising pricing (CPM), local and regional advertising rate per screen per week, national and local and regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA including integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Form 10-K filed with the SEC on March 19, 2018 for our fiscal year ended December 28, 2017.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document. We have recast previously disclosed amounts for the first quarter of 2017 income tax expense and non-operating gain (loss) related to our TRA with the founding members to reflect the impact of a change in accounting principle and an immaterial non-cash error which was corrected within the Company’s Form 10-K for the period ending December 28, 2017. Refer to Note 1 to the unaudited Consolidated Financial Statements included elsewhere in this document.

The following table presents operating data, OIBDA and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2018	Q1 2017	Q1 2018 to Q1 2017
Revenue	$80.2	$71.9	11.5%
Operating expenses:
Advertising	42.6	43.2	(1.4%)
Network, administrative and unallocated costs	26.6	23.6	12.7%
Total operating expenses	69.2	66.8	3.6%
Operating income	11.0	5.1	115.7%
Non-operating expenses	13.5	12.7	6.3%
Income tax expense (benefit)	1.0	(1.8)	(155.6%)
Net loss attributable to noncontrolling interests	(1.6)	(4.5)	(64.4%)
Net loss attributable to NCM, Inc.	$(1.9)	$(1.3)	46.2%

Net loss per NCM, Inc. basic share	$(0.03)	$(0.02)	50.0%
Net loss per NCM, Inc. diluted share	$(0.03)	$(0.02)	50.0%

Adjusted OIBDA	$23.3	$17.6	32.4%
Adjusted OIBDA margin	29.1%	24.5%	4.6%
Total theater attendance (in millions) (1)	177.0	181.5	(2.5%)

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

Non-GAAP Financial Measures

Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs and Chief Executive Officer transition costs.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs or costs associated with the resignation of the Company’s former Chief Executive Officer. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2018	Q1 2017
Operating income	$11.0	$5.1
Depreciation and amortization	9.5	9.6
OIBDA	$20.5	$14.7
Share-based compensation costs (1)	2.8	2.7
CEO transition costs (2)	—	0.2
Adjusted OIBDA	$23.3	$17.6
Total revenue	$80.2	$71.9
Adjusted OIBDA margin	29.1%	24.5%

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)	Chief Executive Officer transition costs represent consulting, relocation and other costs.

Basis of Presentation

The results of operations data for the three months ended March 29, 2018 (first quarter of 2018) and March 30, 2017 (first quarter of 2017) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.

Results of Operations

First Quarter of 2018 and First Quarter of 2017

Revenue. Total revenue increased 11.5%, from $71.9 million for the first quarter of 2017 to $80.2 million for the first quarter of 2018.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2018	Q1 2017	Q1 2018 to Q1 2017	Q1 2018 to Q1 2017
National advertising revenue	$54.8	$44.4	$10.4	23.4%
Local and regional advertising revenue	17.4	19.1	(1.7)	(8.9%)
Founding member advertising revenue from beverage concessionaire agreements	8.0	8.4	(0.4)	(4.8%)
Total revenue	$80.2	$71.9	$8.3	11.5%

The following table shows data on theater attendance and revenue per attendee for the first quarter of 2018 and the first quarter of 2017:

			% Change
	Q1 2018	Q1 2017	Q1 2018 to Q1 2017
National advertising revenue per attendee	$0.310	$0.245	26.5%
Local and regional advertising revenue per attendee	$0.098	$0.105	(6.7%)
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.408	$0.350	16.6%
Total advertising revenue per attendee	$0.453	$0.396	14.4%
Total theater attendance (in millions) (1)	177.0	181.5	(2.5%)

(1)

Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $10.4 million, or 23.4%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 21.8% increase in impressions sold, an increase of $1.9 million in online, mobile and other revenue not included in the inventory measured by impressions sold or CPMs and a 2.3% increase in national advertising CPMs (excluding beverage). The increase in impressions sold was due to significantly higher demand in the scatter market, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date typically at higher CPMs, in the first quarter of 2018, compared to the first quarter of 2017, partially offset by lower upfront and content partner spending quarter over quarter. The increase in impressions resulted in an increase in national inventory utilization from 76.2% in the first quarter of 2017 to 95.2% in the first quarter of 2018, despite a 2.5% decrease in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs (excluding beverage) in the first quarter of 2018, compared to the first quarter of 2017, was due to heavier weight of high CPM scatter revenue.

Local and regional advertising revenue. The $1.7 million, or 8.9%, decrease in local and regional advertising revenue was primarily due to a 10.5% decrease in the total volume of local and regional contracts compared to the first quarter of 2017 primarily related to a 30.0% decrease in the number of contracts greater than $100,000. Additionally, we believe the decrease in volume of contracts was in part related to a transition period following the reassignment of accounts and sales management following a realignment of the local and regional sales department in December 2017.

Founding member beverage revenue.  The $0.4 million, or 4.8%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 4.1% decrease in founding member attendance, partially offset by a 1.1% increase in beverage revenue CPMs, in the first quarter of 2018, compared to the first quarter of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.

Operating expenses. Total operating expenses increased $2.4 million, or 3.6%, from $66.8 million for the first quarter of 2017 to $69.2 million for the first quarter of 2018.  The following table shows the changes in operating expense for the first quarter of 2018 and the first quarter of 2017 (in millions):

			$ Change	% Change
	Q1 2018	Q1 2017	Q1 2018 to Q1 2017	Q1 2018 to Q1 2017
Advertising operating costs	$7.0	$5.0	$2.0	40.0%
Network costs	3.5	4.2	(0.7)	(16.7%)
Theater access fees—founding members	20.6	20.6	—	0.0%
Selling and marketing costs	16.0	18.1	(2.1)	(11.6%)
Administrative and other costs	12.6	9.3	3.3	35.5%
Depreciation and amortization	9.5	9.6	(0.1)	(1.0%)
Total operating expenses	$69.2	$66.8	$2.4	3.6%

Advertising operating costs. Advertising operating costs increased $2.0 million, or 40.0%, from $5.0 million for the first quarter of 2017 to $7.0 million for the first quarter of 2018. This increase was primarily due to a $1.8 million increase in affiliate advertising payments related to higher revenue during the first quarter of 2018, compared to the first quarter of 2017, and a 5.5%, or 362 screen, increase in the number of average affiliate screens as well as a slight increase in the associated revenue share percentages for the new affiliates for the first quarter of 2018, compared to the first quarter of 2017.

Network costs. Network costs decreased $0.7 million, or 16.7%, from $4.2 million for the first quarter of 2017 to $3.5 million for the first quarter of 2018. This decrease was primarily due to a $0.8 million decrease in personnel related expenses in the first quarter of 2018 as compared to the first quarter of 2017. This decrease is primarily due to severance expense recorded in the first quarter of 2017 due to the elimination of certain positions within network operations and the resulting decrease in salary expense in the first quarter of 2018 due to the aforementioned reduction in headcount.

Theater access fees—founding members. Theater access fees remained flat at $20.6 million for the first quarter of 2017 and 2018. The expense associated with founding member attendance decreased $0.5 million due to a 4.1% decrease in founding member attendance which was offset by a $0.5 million increase in the expense associated with the founding member digital screens that are connected to the DCN, including higher quality digital cinema projectors and related equipment, due to the annual 5% increase specified in the ESAs.

Selling and marketing costs. Selling and marketing costs decreased $2.1 million, or 11.6%, from $18.1 million for the first quarter of 2017 to $16.0 million for the first quarter of 2018. This decrease was primarily related to a $1.0 million decrease in non-cash impairment expense in the first quarter of 2018, compared to the first quarter of 2017, related to investments obtained in prior years in exchange for advertising services, a $0.4 million decrease in market research expense, and a $0.3 million decrease in barter expense in the first quarter of 2018, compared to the first quarter of 2017.

Administrative and other costs.  Administrative and other costs increased $3.3 million, or 35.5%, from $9.3 million in the first quarter of 2017 to $12.6 million in the first quarter of 2018 primarily due to a $2.0 million increase in personnel related expenses due to a decrease in capitalized personnel costs driven by the nature of the work being performed by our information technology department during the first quarter of 2018 as compared to the first quarter of 2017, an increase in bonus expense driven by more favorable projected performance against internal bonus targets in 2018 as compared to 2017, an increase in the amount of personnel focused on developing and managing digital products in the first quarter of 2018 as compared to the first quarter of 2017, and an increase in share-based compensation expense driven by the departure of certain members of the Company’s leadership team effective in March 2018. Additionally, administrative and other costs increased during the first quarter of 2018 due to a $0.7 million increase in consulting services, the accrual of certain performance bonuses and licensing costs related to our digital products and a $0.3 million increase in other legal and professional expenses.

Depreciation and amortization. Depreciation and amortization expense decreased $0.1 million, or 1.0%, from $9.6 million for the first quarter of 2017 to $9.5 million for the first quarter of 2018 primarily due to a decrease in amortization expense of intangible assets.

Non-operating expenses. Total non-operating expenses increased $0.8 million, or 6.3%, from $12.7 million for the first quarter of 2017 to $13.5 million for the first quarter of 2018. The following table shows the changes in non-operating expense for the first quarter of 2018 and the first quarter of 2017 (in millions):

			$ Change	% Change
	Q1 2018	Q1 2017	Q1 2018 to Q1 2017	Q1 2018 to Q1 2017
Interest on borrowings	$13.8	$13.2	$0.6	4.5%
Interest income	(0.2)	(0.4)	0.2	(50.0%)
Gain on re-measurement of the payable to founding members under the tax receivable agreement	(0.1)	—	(0.1)	100.0%
Other non-operating income	—	(0.1)	0.1	(100.0%)
Total non-operating expenses	$13.5	$12.7	$0.8	6.3%

The increase in non-operating expense was due primarily to a $0.6 million increase in interest on borrowings primarily related to a higher LIBOR rate on our term loans for the first quarter of 2018 as compared to the first quarter of 2017.

Net Loss. Net loss increased $0.6 million from $1.3 million for the first quarter of 2017 to $1.9 million in the first quarter of 2018. The increase in net loss was due to a $2.9 million decrease in net loss attributable to noncontrolling interests, a $2.8 million increase in income tax expense and a $0.8 million increase in other non-operating expenses, partially offset by a $5.9 million increase in operating income primarily due to higher revenue in the first quarter of 2018, compared to the first quarter of 2017.

Known Trends and Uncertainties

Trends and Uncertainties Related to our Business, Industry and Corporate Structure

Our Marketplace—Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national, regional and local advertisers.  Further, we could negatively be impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 45.4% of our network as of March 29, 2018), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The motion picture box office could be impacted by audience’s interest in the available motion pictures, shrinking theatrical exclusive release windows, and the marketing efforts of the major motion picture studios. These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.

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

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first three months of 2018 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2017	16,808	4,042	20,850
New affiliates (1)	—	19	19
Closures, net of openings	(21)	(46)	(67)
Balance as of March 29, 2018	16,787	4,015	20,802

(1)	Represents two new affiliates added to our network during the first three months of 2018.

Thus far in 2018, we have also contracted with another network affiliate for 281 screens that will be added to our network later in 2018. We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage.  We have begun to offer our advertising clients better audience targeting capabilities and more robust campaign data analytics that we believe will provide a better product offering and should expand our overall national client base.  We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.

Memorandum of Understanding with AMC—During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding MOU with AMC to effectuate aspects of the Final Judgment entered into by the DOJ in connection with AMC’s acquisition of Carmike.  Pursuant to the MOU, AMC received NCM LLC common membership units in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  Since these theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended March 29, 2018 and March 30, 2017, the Company recorded a reduction to net intangible assets of $2.2 million and $0.4 million, respectively, related to integration and other encumbered theater payments. During the three months ended March 29, 2018 and March 30, 2017, AMC and Cinemark paid a total of $9.4 million and $1.0 million, respectively.

Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.7% over the last five years.  In the first three months of 2018, we experienced an increase of 2.3% in national advertising CPMs (excluding beverage revenue) compared to the first three months of 2017.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.

Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three months of 2018 and 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.  Due to a 1.1% increase in segment one CPMs in 2017, the CPM on our beverage concessionaire revenue increased during the first quarter of 2018 by 1.1% and the remainder of 2018 will increase by an equivalent percentage.

Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with this last increase occurring in fiscal year 2017 and the payment per digital screen increases annually by 5%. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increasing annually by 5%. As of March 29, 2018, 98% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of March 29, 2018 and December 28, 2017, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

Trends and Uncertainties Related to Liquidity and Financial Performance

Debt—During the past several years, we amended our senior secured credit facility to extend the maturity, expand the revolver availability and reduce the interest rate spreads.  In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021. The remaining proceeds, after the payment of fees and the redemption premium, were used to pay down the balance on our revolving credit facility.  As a result of these financing transactions on our revolving credit facility and senior notes, we extended the average maturities of our debt and as of March 29, 2018 the weighted average remaining maturity was 4.4 years. As of March 29, 2018, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase the interest paid on our borrowings.

The senior secured credit facility contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at March 29, 2018, including a consolidated net senior secured leverage ratio as of March 29, 2018 of 3.1 versus a covenant of 6.5 times for each quarterly period.  For purposes of calculating the net consolidated senior secured leverage ratio (senior secured debt divided by Adjusted OIBDA), Adjusted OIBDA includes integration payments by the founding members.  NCM LLC is permitted to make quarterly dividend payments and other payments based on leverage ratios for NCM LLC so long as no default or event of default has occurred and continues to occur. The quarterly dividend payments and other distributions are made if the consolidated net senior secured leverage ratio is less than or equal to 6.5 times. Refer to Note 6—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.

Dividends— At times our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, tax receivable agreement payments to NCM LLC’s founding members and plus integration payments and certain other cash items) has been less than our regular dividend payment. Any deficit has been funded by NCM, Inc.’s cash and marketable securities balances. We expect that such deficits may occur in the future depending on factors such as future operating performance and the number of shares of NCM, Inc. common stock outstanding. We expect to fund any future deficits with NCM, Inc.’s cash and marketable securities balances.  As of March 29, 2018, these cash and marketable securities balances totaled $78.1 million (excluding NCM LLC). We intend to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with our intention to distribute over time a substantial portion of our free cash flow. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. While it is the intention of the Company to continue our practice of distributing a substantial proportion of our free cash flow the Board of Directors continues to review the factors listed above and others as deemed relevant to determine a sustainable distribution rate which balances our operating and strategic needs with those of our lenders and stockholders.

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

During the first quarter of 2018, NCM LLC issued 2,821,710 (3,736,860 issued net of 915,150 returned) common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2017 fiscal year and NCM LLC recorded a net intangible asset of $15.9 million during the first quarter of 2018 as a result of the Common Unit Adjustment.

Overall, NCM, Inc.’s ownership in NCM LLC decreased to 48.8% as of March 29, 2018 compared to 49.5% at December 28, 2017 due primarily to the common unit adjustment described above.

AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC is required to divest the majority of its equity interests in NCM LLC and NCM, Inc., so that by June 20, 2019 it owns no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC must complete the divestiture per the following schedule: (i) on or before December 20, 2017, AMC must own no more than 15.0% of NCM’s outstanding equity interests, (ii) on or before December 20, 2018, AMC must own no more than 7.5% of NCM’s outstanding equity interests and (iii) on or before June 20, 2019, AMC must own no more than 4.99% of NCM’s outstanding equity interests.  Pursuant to the MOU, AMC also has agreed, among other things, subject to limited exceptions, to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment, subject to certain exceptions which allow for certain sell downs after the 30-month anniversary of the MOU. As of March 29, 2018, AMC owned 14.3% of NCM’s outstanding equity interests. When AMC redeems its common membership units for NCM, Inc. common stock, NCM, Inc.’s ownership of NCM LLC will increase proportionally and the number of shares outstanding of NCM, Inc. common stock would increase, which would also result in greater aggregate dividend payments by NCM, Inc. The increase in NCM, Inc.’s ownership would also result in higher available cash payments to NCM, Inc. (and lower available cash payments to AMC) from NCM LLC.

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

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 29, 2018	December 28, 2017	March 30, 2017	Q1 2018 to YE 2017	Q1 2018 to Q1 2017
Cash, cash equivalents and marketable securities (1)	$81.2	$59.5	$80.9	$21.7	$0.3
NCM LLC revolver availability (2)	137.2	158.2	143.8	(21.0)	(6.6)
Total liquidity	$218.4	$217.7	$224.7	$0.7	$(6.3)

(1)

Included in cash, cash equivalents and marketable securities as of March 29, 2018, December 28, 2017 and March 30, 2017, was $3.1 million, $4.6 million and $6.8 million, respectively, of cash and marketable securities held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)

The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of March 29, 2018, December 28, 2017 and March 30, 2017. As of March 29, 2018, December 28, 2017 and March 30, 2017, the amount available under the NCM LLC revolving credit facility in the table above, was net letters of credit of $4.8 million, $4.8 million and $1.2 million, respectively.

We have generated and used cash as follows (in millions):

	Q1 2018	Q1 2017
Operating cash flow	$49.5	$57.0
Investing cash flow	$(9.4)	$(6.7)
Financing cash flow	$(24.3)	$(43.1)

•

Operating Activities. The $7.5 million decrease in cash provided by operating activities for the first quarter of 2018, compared to the first quarter of 2017 was due primarily to a decrease in the change in accounts receivable of approximately $22.4 million related to timing of collections and higher revenue in the first quarter of 2018, compared to the first quarter of 2017. This decrease was partially offset by 1) a $6.4 million increase in the change in accounts payable and accrued expenses due primarily to timing, 2) a $2.7 million smaller decrease in deferred income tax expense driven by an increase in the Company’s effective tax rate from 24.8% to 88.6%, 3) a $2.3 million decrease in consolidated net loss, as described further above and 4) a smaller decrease of $2.0 million in deferred revenue in the first quarter of 2018, compared to the first quarter of 2017.

•

Investing Activities. The $2.7 million increase in cash used in investing activities for the first quarter of 2018, compared to the first quarter of 2017 was due primarily to $1.4 million of lower proceeds from founding members notes receivable due to timing of the payments and $0.9 million lower proceeds from marketable securities, net of purchases, partially offset by $0.6 million in higher purchases of property, plant and equipment related to digital product development in the first quarter of 2018, compared to the first quarter of 2017.

•

Financing Activities. The $18.8 million decrease in cash used in financing activities during the first quarter of 2018, compared to the first quarter of 2017 was due primarily to an $8.4 million increase in founding member integration payments and a $6.0 million increase in proceeds from borrowings, net of repayments under our revolving credit facility.

Sources of Capital and Capital Requirements.

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 29, 2018 were $78.1 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.

Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, stock option exercises, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (NCM LLC’s founding members and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 29, 2018 was approximately $16.5 million, of which approximately $8.1 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the tax receivable agreement with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on May 3, 2018 of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on May 18, 2018 to be paid on June 1, 2018. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the tax receivable agreement with NCM LLC’s founding members, income taxes and regular dividends for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 28, 2017 and incorporated by reference herein.  As of March 29, 2018, there were no significant changes in those critical accounting policies except for the change in barter revenue recognition upon the adoption of ASU 2014-09 in the first quarter of 2018 and the change in the presentation of the payable to founding members under the TRA following the change in accounting principle discussed further within Note 2 – Revenue from Contracts with Customers and Note 1 – The Company to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, respectively.

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

Related Party Transactions

For a discussion of related party transactions, see the information provided under Note 5—Related Party Transactions to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

Our operating lease obligations, which primarily include office leases, are not reflected on our balance sheet.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2017 and incorporated by reference herein.  We do not believe these arrangements are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.

Contractual and Other Obligations

There were no material changes to our contractual obligations during the three months ended March 29, 2018.

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

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2015, 2016 and 2017.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FY 2015	17.2%	27.2%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of March 29, 2018, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $270.0 million term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $33.0 million revolving credit balance and $270.0 million term loan outstanding as of March 29, 2018.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2017 and incorporated by reference herein.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure.  As of March 29, 2018, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 29, 2018 were ineffective due to the material weakness in internal control over financial reporting described below.

At the year ended December 28, 2017, a material weakness existed in the Company’s internal control over financial reporting relating to the accounting for income taxes under ASC 740, specifically controls over the accuracy and completeness of the deferred tax accounts related to the Company’s tax receivable agreement with the founding members. This material weakness is fully described in our Annual Report on Form 10-K for the year ended December 28, 2017.

A material weakness, as defined in Exchange Act Rule 12b-2, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

While this material weakness did not result in errors that were material to our annual or interim financial statements, it could result in misstatements of our consolidated financial statements and disclosures which would result in material misstatement of our unaudited Condensed Consolidated Financial Statements and disclosures which would not be prevented or detected.

Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited Condensed Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

In designing and evaluating our disclosure controls and procedures, management recognizes that any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Remediation Efforts and Status of Material Weakness

                During the quarter ended March 29, 2018, the Company enhanced the design of certain controls over accounting for income taxes under ASC 740 in accordance with the remediation plan of the material weakness disclosed in our annual report on Form 10-K for the fiscal year ended December 28, 2017. The additional control activities were implemented in the first quarter of 2018 and the operating effectiveness of the resulting controls was tested by internal audit for the first quarter of 2018. Management will continue to test the effectiveness of these new controls in the second quarter of 2018, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Other than as discussed above under “Remediation of Previously Disclosed Material Weakness,” there were no changes our internal control over financial reporting during the quarter ended March 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.

Item 1A.  Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 19, 2018 for the fiscal year ended December 28, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 29, 2017 through January 25, 2018	172,783	$6.56	—	N/A
January 26, 2018 through February 22, 2018	—	N/A	—	N/A
February 23, 2018 through March 29, 2018	121,523	$7.70	—	N/A

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit	Reference	Description

18.1	*	Preferability letter from Independent Registered Public Accounting Firm.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 8, 2018	/s/ Andrew J. England
Andrew J. England
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)