Form 10-Q
period 2018-09-27
National CineMedia, Inc.
filed 2018-11-05
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2018
Commission file number: 001-33296
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2018, 78,958,816 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

PART I
Item 1. Financial Statements

	September 27, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27.3	$30.2
Short-term marketable securities	29.2	13.1
Receivables, net of allowance of $5.8 and $6.0, respectively	114.1	160.6
Prepaid expenses	4.0	4.2
Income tax receivable	0.5	0.2
Amounts due from founding members, net	3.6	—
Current portion of notes receivable - founding members (including receivables from related parties of $2.8 and $4.2, respectively)	4.2	4.2
Other current assets	0.4	0.1
Total current assets	183.3	212.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $68.7 and $70.4, respectively	32.8	30.7
Intangible assets, net of accumulated amortization of $165.8 and $145.4, respectively	699.5	717.2
Deferred tax assets, net of valuation allowance of $77.9 and $98.1, respectively	180.7	186.0
Long-term notes receivable, net of current portion - founding members (including receivables from related parties of $2.7 and $4.1, respectively)	4.1	4.1
Other investments	3.2	3.5
Long-term marketable securities	10.2	16.2
Debt issuance costs, net	5.3	1.3
Other assets	0.9	1.5
Total non-current assets	936.7	960.5
TOTAL ASSETS	$1,120.0	$1,173.1
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$21.1	$32.7
Payable to founding members under tax receivable agreement (including payables to related parties of $10.1 and $19.6, respectively)	13.7	19.6
Accrued expenses	19.8	19.9
Accrued payroll and related expenses	12.5	11.1
Accounts payable	17.6	19.3
Deferred revenue	6.5	7.1
Short-term debt	2.7	—
Total current liabilities	93.9	109.7
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.2 and $8.7, respectively	914.8	923.3
Income tax payable	—	0.3
Payable to founding members under tax receivable agreement (including payables to related parties of $143.6 and $212.6, respectively)	197.6	212.6
Other liabilities	4.1	2.0
Total non-current liabilities	1,116.5	1,138.2
Total liabilities	1,210.4	1,247.9
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 76,932,494 and 76,242,222 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(216.2)	(233.1)
Retained earnings (distributions in excess of earnings)	(156.8)	(130.2)
Total NCM, Inc. stockholders’ equity/(deficit)	(372.2)	(362.5)
Noncontrolling interests	281.8	287.7
Total equity/(deficit)	(90.4)	(74.8)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$1,120.0	$1,173.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
REVENUE (including revenue from related parties of $5.8, $6.7, $21.8 and $22.7, respectively)	$110.1	$116.4	$304.0	$285.4
OPERATING EXPENSES:
Advertising operating costs	10.3	8.9	26.5	21.4
Network costs	3.2	3.7	10.0	11.9
Theater access fees—founding members (including fees to related parties of $13.4, $18.1, $55.5 and $57.4, respectively)	19.7	18.1	61.8	57.4
Selling and marketing costs	15.3	17.2	48.0	54.2
Administrative and other costs	9.3	8.8	34.7	28.6
Depreciation and amortization	10.0	9.4	29.5	28.2
Total	67.8	66.1	210.5	201.7
OPERATING INCOME	42.3	50.3	93.5	83.7
NON-OPERATING EXPENSES:
Interest on borrowings	14.4	13.1	42.3	39.4
Interest income	(0.3)	(0.2)	(1.0)	(1.0)
Loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	3.2	—	(4.6)	(0.6)
Other non-operating (income) expense	(0.4)	—	0.8	(0.1)
Total	16.9	12.9	37.5	37.7
INCOME BEFORE INCOME TAXES	25.4	37.4	56.0	46.0
Income tax (benefit) expense	(0.3)	1.2	16.7	1.0
CONSOLIDATED NET INCOME	25.7	36.2	39.3	45.0
Less: Net income attributable to noncontrolling interests	14.5	22.5	25.8	27.4
NET INCOME ATTRIBUTABLE TO NCM, INC.	11.2	13.7	13.5	17.6
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$11.2	$13.7	$13.5	$17.6

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.15	$0.21	$0.18	$0.29
Diluted	$0.14	$0.21	$0.16	$0.28
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,924,983	63,993,273	76,825,828	61,637,445
Diluted	77,485,561	64,281,581	156,987,736	62,074,577
Dividends declared per common share	$0.17	$0.22	$0.51	$0.66
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Nine Months Ended
	September 27, 2018	September 28, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$39.3	$45.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	16.6	2.5
Depreciation and amortization	29.5	28.2
Non-cash share-based compensation	6.2	8.3
Impairment on investment	0.4	3.1
Amortization of debt issuance costs	2.0	2.0
Non-cash gain on re-measurement of the payable to founding members under the tax receivable agreement	(4.6)	(0.6)
Write-off of debt issuance costs	0.9	—
Reversal of tax contingency reserve	(0.4)	(1.7)
Other	(0.5)	(0.2)
Changes in operating assets and liabilities:
Receivables, net	46.5	42.1
Accounts payable and accrued expenses	(0.4)	(1.7)
Amounts due to/from founding members, net	(0.5)	(0.4)
Payment to the founding members under tax receivable agreement (including payments to related parties of $17.6 and $17.3, respectively)	(17.6)	(17.3)
Deferred revenue	(0.6)	(4.6)
Income taxes and other	2.0	(0.7)
Net cash provided by operating activities	118.8	104.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10.0)	(7.7)
Acquisition of a business	—	(0.2)
Purchases of marketable securities	(30.9)	(21.7)
Proceeds from sale and maturities of marketable securities	20.9	48.4
Purchases of intangible assets from network affiliates	—	(1.7)
Proceeds from notes receivable - founding members (including payments from related parties of $0.0 and $1.4, respectively)	—	1.4
Net cash (used in) provided by investing activities	(20.0)	18.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(41.2)	(42.1)
Proceeds from revolving credit facility	139.2	60.0
Repayments of revolving credit facility	(137.2)	(75.0)
Repayments of Notes due 2026	(7.2)	—
Proceeds from term loan facility	270.0	—
Repayment of term loan facility	(270.7)	—
Payment of debt issuance costs	(6.6)	—
Founding member integration and other encumbered theater payments (including payments from related parties of $12.1 and $6.1, respectively)	17.2	6.1
Distributions to founding members	(63.0)	(60.1)
Proceeds from stock option exercises	—	0.6
Repurchase of stock for restricted stock tax withholding	(2.2)	(4.6)
Net cash used in financing activities	(101.7)	(115.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	(2.9)	7.4
Cash, cash equivalents and restricted cash at beginning of period	30.2	23.0
Cash, cash equivalents and restricted cash at end of period	$27.3	$30.4
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 27, 2018	September 28, 2017
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$15.9	$201.8
Accrued distributions to founding members	$19.1	$27.2
Purchase of subsidiary equity with NCM, Inc. equity	$—	$77.8
Accrued purchases of property and equipment	$1.0	$—
Accrued integration and other encumbered theater payments due from founding members (including accrued payments due from related parties of $0.3 and $0.0, respectively)	$5.1	$—
Decrease in dividend equivalent accrual not requiring cash in the period	$(1.3)	$(1.3)
Supplemental disclosure of cash flow information:
Cash paid for interest	$38.2	$34.9
Cash paid for income taxes, net of refunds	$0.3	$1.5
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance-December 29, 2016	$(232.2)	59,874,412	$0.6	$(343.6)	$(130.7)	$241.5
Distributions to founding members	(47.4)	—	—	—	—	(47.4)
NCM LLC equity issued for purchase of intangible asset	201.8	—	—	78.8	—	123.0
Income tax and other impacts of NCM LLC ownership changes	(42.3)	—	—	6.1	—	(48.4)
Issuance of shares	77.8	14,600,000	0.2	77.6	—	—
NCM, Inc. investment in NCM LLC	(77.8)	—	—	(77.8)	—	—
Comprehensive income, net of tax	45.0	—	—	—	17.6	27.4
Share-based compensation issued	(4.0)	755,886	—	(4.0)	—	—
Share-based compensation expense/capitalized	8.6	—	—	5.3	—	3.3
Cash dividends declared $0.66 per share	(40.8)	—	—	—	(40.8)	—
Balance-September 28, 2017	$(111.3)	75,230,298	$0.8	$(257.6)	$(153.9)	$299.4

Balance December 28, 2017	$(74.8)	76,242,222	$0.8	(233.1)	$(130.2)	$287.7
Cumulative-effect adjustment for adoption of ASU 2014-09	(0.2)	—	—	—	(0.2)	—
Distributions to founding members	(44.5)	—	—	—	—	(44.5)
NCM LLC equity issued for purchase of intangible asset	15.9	—	—	7.7	—	8.2
Income tax and other impacts of NCM LLC ownership changes	9.6	—	—	6.9	—	2.7
Comprehensive income, net of tax	39.3	—	—	—	13.5	25.8
Share-based compensation issued	(2.1)	690,272	—	(2.1)	—	—
Share-based compensation expense/capitalized	6.3	—	—	4.4	—	1.9
Cash dividends declared $0.51 per share	(39.9)	—	—	—	(39.9)	—
Balance-September 27, 2018	$(90.4)	76,932,494	$0.8	$(216.2)	$(156.8)	$281.8
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  On July 5, 2018, American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”), closed on the sale of 100.0% of its remaining NCM LLC membership units to Regal and Cinemark. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
 NCM LLC operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 18 years remaining as of September 27, 2018) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.
As of September 27, 2018, NCM LLC had 157,593,316 common membership units outstanding, of which 76,932,494 (48.8%) were owned by NCM, Inc., 41,142,178 (26.1%) were owned by Regal, 39,518,644 (25.1%) were owned by Cinemark and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on websites and mobile applications owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2 - Revenue from Contracts with Customers.
Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of September 27, 2018 and December 28, 2017, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended September 27, 2018 and September 28, 2017, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The Company has not granted stock options since 2012.  In 2017 and 2018, the restricted stock grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three and nine months ended September 27, 2018 and September 28, 2017, 21,807, 20,204, 997,403 and 1,028,322 shares of restricted stock and restricted stock units vested, respectively. During the three and nine months ended September 27, 2018, and September 28, 2017, 0, 0, 0, and 58,450 stock options were exercised at a weighted average exercise price of $0.00, $0.00, $0.00 and $11.04 per share.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Nine Months Ended
	September 27, 2018	September 28, 2017
Net income attributable to NCM, Inc.	$13.5	$17.6
NCM LLC equity issued for purchase of intangible asset	7.7	78.8
Income tax and other impacts of subsidiary ownership changes	6.9	6.1
NCM, Inc. investment in NCM LLC	—	(77.8)
Issuance of shares	—	77.6
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$28.1	$102.3

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Upon the adoption of ASU 2014-9 on December 29, 2017, the Company recorded a $0.2 million cumulative-effect adjustment related to the change in accounting for barter transactions on contracts that are not completed as of December 29, 2017 in the unaudited Consolidated Balance Sheet. The Company’s adoption of ASU 2014-9 did not have a material impact on the unaudited Condensed Consolidated Financial Statements. The Company has incorporated additional disclosures in Note 2—Revenue from Contracts with Customers to the unaudited Condensed Consolidated Financial Statements to comply with ASU 2014-9.
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
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) on a retrospective basis. ASU 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. The Company has adjusted the Condensed Consolidated Statement of Cash Flow for the nine months ended September 28, 2017 to include the restricted cash balance within the aforementioned captions. The adoption of ASU 2016-18 had no other impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under the original standard, a modified retrospective transition approach was required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued Accounting Standards Update 2018-11 which allows companies to elect the “Comparatives Under 840” option where only the current period financial statements and related disclosures are presented in accordance with the new standard. The Company is still evaluating which transition approach to apply upon adoption. The Company expects to utilize the following practical expedients: (i) not being required to separate lease and nonlease components when accounting for the lease; and (ii) not accounting for short-term leases under the new standard. The Company is still evaluating whether the adoption of ASU 2016-2 will have a material impact on the unaudited Condensed Consolidated Financial Statements. The Company will adopt the standard and its provisions effective December 28, 2018 and will incorporate additional disclosures in its notes to its unaudited Condensed Consolidated Financial Statements to comply with ASU 2016-2 effective in the first quarter of 2019. The Company has designed and will implement changes to certain processes and internal controls upon the adoption of ASU 2016-2.
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
In March 2018, the FASB issued Accounting Standards Update 2018-4, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-4”), which amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.
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
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that adopting this guidance will have on the unaudited Condensed Consolidated Financial Statements or notes thereto.
In August 2018, the SEC issued a final rule amending certain disclosure requirements deemed by the commission to be redundant, duplicative, overlapping, outdated or superseded. The rule also added requirements to disclose (1) the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and (2) the amount of dividends per share for each class of shares. The Company believes that adopting the guidance will result in changes to the presentation of the unaudited Condensed Consolidated Statement of Equity as a quarter to date equity rollforward is now also required for the current and comparable period. The amended disclosure requirements are effective the first quarter beginning after the effective date of the rule. The Company will adopt the rule in the first quarter of 2019.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.
Change in Accounting Principle and Correction of an Error
During the first quarter of 2018, the Company changed its method of accounting for its payable to founding members under the TRA, which requires the Company to pay to the founding members 90% of the expected cash savings of NCM, Inc. from federal, state, and local jurisdictions upon realization of amortization and other deductions specified under the TRA. At inception of the TRA in 2007, the payable was recorded at fair value by discounting the amounts expected to be payable to founding members under the TRA at the Company’s weighted average cost of capital. The Company then remeasured the present value of the payable to founding members under the TRA each subsequent reporting period.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
Additionally, subsequent to the issuance of the Company’s Consolidated Financial Statements for the year ended December 29, 2016, the Company identified an immaterial non-cash error related to the accounting under ASC 740 for the Company’s payable to founding members under the TRA which was corrected within the Company’s Form 10-K for the period ending December 28, 2017. As a result of the error, the liability under the TRA (including the historical discount on such payable) and related accounts for the year ended December 29, 2016 were restated from the amount previously reported to reflect the additional amounts that will be payable under the TRA upon settlement of all expected future payments to the founding members. Further, the deferred tax liability recorded at the IPO related to the discounted TRA liability was reversed to reflect all applicable basis differences related to the TRA. The impact of the error on the Condensed Consolidated Statements of Income for the three and nine months ended September 28, 2017 is presented within the tables below and the impact of the error on the Condensed Consolidated Statement of Cash Flows and the Condensed Consolidated Statement of Equity for the nine months ended September 28, 2017 is stated below.
The unaudited Condensed Consolidated Financial Statements and corresponding footnotes for the three and nine months ended September 28, 2017 have been restated from the amounts previously reported to reflect the correction of this error as shown within the tables below.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	September 28, 2017
	As Reported	Correction of an Error	As Corrected	Change in Accounting Principle	As Corrected and Adjusted
Accretion of interest on the discounted payable to founding members under tax receivable agreement	$3.2	$1.4	$4.6	$(4.6)	$—
Total non-operating expenses	$16.1	$1.4	$17.5	$(4.6)	$12.9
INCOME BEFORE INCOME TAXES	$34.2	$(1.4)	$32.8	$4.6	$37.4
Income tax expense	$2.3	$1.0	$3.3	$(2.1)	$1.2
CONSOLIDATED NET INCOME	$31.9	$(2.4)	$29.5	$6.7	$36.2
NET INCOME ATTRIBUTABLE TO NCM, INC.	$9.4	$(2.4)	$7.0	$6.7	$13.7

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.15	$(0.04)	$0.11	$0.10	$0.21
Diluted	$0.15	$(0.04)	$0.11	$0.10	$0.21

	Nine Months Ended
	September 28, 2017
	As Reported	Correction of an Error	As Corrected	Change in Accounting Principle	As Corrected and Adjusted
Accretion of interest on the discounted payable to founding members under tax receivable agreement	$9.5	$4.2	$13.7	$(13.7)	$—
Gain on re-measurement of the payable to founding members under the tax receivable agreement	$—	$(5.6)	$(5.6)	$5.0	$(0.6)
Total non-operating expenses	$47.8	$(1.4)	$46.4	$(8.7)	$37.7
INCOME BEFORE INCOME TAXES	$35.9	$1.4	$37.3	$8.7	$46.0
Income tax expense (benefit)	$2.6	$3.1	$5.7	$(4.7)	$1.0
CONSOLIDATED NET INCOME	$33.3	$(1.7)	$31.6	$13.4	$45.0
NET INCOME ATTRIBUTABLE TO NCM, INC.	$5.9	$(1.7)	$4.2	$13.4	$17.6

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.10	$(0.03)	$0.07	$0.22	$0.29
Diluted	$0.10	$(0.03)	$0.07	$0.21	$0.28
The following table presents the effects of the correction of the prior period error and change in accounting principle to the Condensed Consolidated Statement of Cash Flow (in millions):

	Nine Months Ended
	September 28, 2017
	As Reported	Correction of an Error	As Corrected	Change in Accounting Principle	As Corrected and Adjusted
Consolidated net income	$33.3	$(1.7)	$31.6	$13.4	$45.0
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	$4.1	$3.0	$7.1	$(4.6)	$2.5
Accretion of interest on the discounted payable to founding members under tax receivable agreement	$9.5	$4.2	$13.7	$(13.7)	$—
Non-cash gain on re-measurement of the payable to founding members under tax receivable agreement	$—	$(5.6)	$(5.6)	$5.0	$(0.6)
Net cash provided by operating activities	$104.0	$—	$104.0	$—	$104.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The correction of the error within the unaudited Condensed Consolidated Statement of Equity resulted in an increase of $1.9 million within the activity and an increase of $99.1 million in the ending balance of the additional paid in capital (deficit) balance for the nine months ended September 28, 2017.
The change in accounting principle resulted in a decrease of $12.0 million within the activity and a decrease of $245.2 million in the ending balance of the additional paid in capital (deficit) balance for the nine months ended September 28, 2017. These adjustments were within the ‘Income tax and other impacts of NCM LLC ownership changes’ line of the Condensed Consolidated Statements of Equity included herein. The change in accounting principle resulted in a $0.5 million and $4.9 million increase in net income and a $0.01 and $0.06 increase in net income per share for the three and nine months ended September 27, 2018.
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
National advertising, including advertising under the beverage concessionaire and public service announcements ("PSA") agreements, is sold on a cost per thousand (“CPM”) basis. The Company recognizes national advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie pre-show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local and regional advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
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
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Consolidated Balance Sheets. As of September 27, 2018 and December 28, 2017, the Company had a make-good provision of $3.2 million and $5.5 million, respectively.

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
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of September 27, 2018, was $52.6 million, $9.7 million of which is expected to be recognized in 2018 and $42.9 million is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three and nine months ended September 27, 2018 and September 28, 2017:

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
National advertising revenue	$80.8	$84.5	$214.4	$194.9
Local and regional advertising revenue	21.9	25.2	65.6	67.8
Founding member advertising revenue from beverage concessionaire agreements	7.4	6.7	24.0	22.7
Total revenue	$110.1	$116.4	$304.0	$285.4
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the nine months ended September 27, 2018 were as follows (in millions):

Nine Months Ended
September 27, 2018
Balance at beginning of period	$(7.1)
Performance obligations satisfied	7.1
New contract liabilities	(6.5)
Balance at end of period	$(6.5)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of September 27, 2018 and December 28, 2017, the Company had $6.4 million and $10.6 million in unbilled accounts receivable, respectively.
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

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Net income attributable to NCM, Inc. (in millions)	$11.2	$13.7	$13.5	$17.6
Net income attributable to NCM, Inc. following conversion of dilutive membership units (net of estimated taxes of $0.0, $0.0, $14.7, $0.0)	$11.2	$13.7	$24.6	$17.6
Weighted average shares outstanding:
Basic	76,924,983	63,993,273	76,825,828	61,637,445
Add: Dilutive effect of stock options and restricted stock	560,578	288,308	80,161,908	437,132
Diluted	77,485,561	64,281,581	156,987,736	62,074,577
Income per NCM, Inc. share:
Basic	$0.15	$0.21	$0.18	$0.29
Diluted	$0.14	$0.21	$0.16	$0.28
The diluted weighted average shares outstanding assumes the conversion of all founding member common units to NCM, Inc. shares for the nine months ended September 27, 2018. Upon the conversion of all common units, all of consolidated NCM LLC net income would be attributable to NCM, Inc. and thus has been utilized as the numerator of the diluted EPS calculation. Consolidated NCM LLC net income has been tax effected utilizing NCM, Inc.’s effective tax rate of 55.3% for the nine months ended September 27, 2018. The effect of 80,660,822, 90,069,881, and 87,769,713 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 28, 2017, respectively, have been excluded from the calculation of diluted weighted average shares and income per NCM, Inc. share as they were antidilutive.  NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock.  In addition, there were 2,016,709, 935,912, 2,223,440 and 433,224 stock options and non-vested (restricted) shares for the three and nine months ended September 27, 2018 and September 28, 2017, respectively, excluded from the calculation as they were antidilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the first quarter of 2017, NCM LLC issued 2,351,029 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2016 fiscal year.  Also, during the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding Memorandum of Understanding (“MOU”) with AMC to effectuate aspects of a final judgment (the “Final Judgment”) entered into by the Department of Justice (the “DOJ”) in connection with AMC’s acquisition of Carmike Cinemas, Inc. (“Carmike”).  Pursuant to the MOU, the Company issued 18,425,423 NCM LLC common membership units to AMC in respect of the annual attendance at such Carmike theaters in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017.  AMC’s acquisition of Carmike meets the criteria for a Common Unit Adjustment because it resulted in an extraordinary attendance increase of approximately 9.5%.  Further, the Final Judgment required AMC to transfer advertising rights to 17 theaters from NCM LLC to another advertising provider.  Pursuant to the MOU, AMC surrendered 4,657,673 NCM LLC common membership units in respect of such theaters.  The 4,657,673 NCM LLC common membership units were comprised of (i) 2,850,453 NCM LLC common membership units pursuant to the adjustment for divested theaters in the Common Unit Adjustment Agreement and (ii) an additional 1,807,220 NCM LLC common membership units valued at $25.0 million to compensate for NCM LLC’s lost operating income for these theaters during the 10-year term of the Final Judgment. To facilitate the theater transfers, during the first quarter of 2017, AMC and Regal entered into an amendment of its ESA with NCM LLC and Cinemark entered into a waiver of certain rights under its ESA.  NCM LLC recorded a net intangible asset of $201.8 million during the first quarter of 2017 related to these transactions.
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters ("encumbered theaters"), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017, the Company recorded a reduction to net intangible assets of $5.5 million, $6.9 million, $13.3 million and $11.6 million, respectively, related to integration and other encumbered theater payments. These payments received from AMC related to their acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to their acquisition of theaters from Rave Cinemas. During the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017, AMC and Cinemark paid a total of $5.6 million, $4.6 million, $17.2 million and $6.1 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. Following the sale of 100.0% of AMC's remaining NCM LLC membership units to Regal and Cinemark, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, and receive TRA payments, receive theater access fees, and pay beverage revenue, among other things. AMC is not currently a member under the terms of the NCM LLC Operating Agreement and will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless it receives NCM LLC membership units pursuant to a Common Unit Adjustment. Further, the sale does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the divestiture date (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below.
The agreements with the founding members are as follows:

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the Condensed Consolidated Statements of Income: (1)	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$5.8	$6.7	$21.8	$22.7
Operating expenses:
Theater access fee (3)	13.4	18.1	55.5	57.4
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	0.2	0.4	0.9	1.2
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs) (4)	0.1	—	0.1	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.1	0.2	0.3	0.5
________________________________________

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the first six months of 2018.

(2)
For the three and nine months ended September 27, 2018 and September 28, 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

(3)
Comprised of payments per theater attendee and payments per digital screen with respect to the founding member theaters included in the Company’s network, including payments for access to higher quality digital cinema equipment.

(4)	Used primarily for marketing to NCM LLC’s advertising clients.
(5)On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC.  In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

from each founding member).  The notes bear interest at a fixed rate of 5.0% per annum, compounded annually.  Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.

	As of
Included in the Condensed Consolidated Balance Sheets:	September 27, 2018	December 28, 2017
Purchase of movie tickets and concession products (included in prepaid expenses) (1)	$0.1	$—
Current portion of notes receivable - related parties (1) (2)	2.8	4.2
Long-term portion of notes receivable - related parties (1) (2)	2.7	4.1
Interest receivable on notes receivable (included in other current assets) (1) (2)	0.3	—
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (3)	671.7	687.1
Current payable to founding members under tax receivable agreement (1)(4)(5)	10.1	19.6
Long-term payable to founding members under tax receivable agreement (1)(4)(5)	143.6	212.6
_________________________________

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures as of September 27, 2018 do not include AMC and the figures as of December 28, 2017 do include AMC.

(2)	Refer to the discussion of notes receivable from the founding members above.

(3)	Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments.

(4)
The Company paid the founding members $17.6 million in payments pursuant to the TRA during the second quarter of 2018 which was for the 2017 tax year. The Company paid the founding members $18.8 million in 2017 which was for the 2016 tax year.

(5)	These balances have been recast following the adoption of the change in accounting principle discussed within Note 1—The Company.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended September 27, 2018 and September 28, 2017 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
AMC	$—	$8.1	$2.2	$16.3
Cinemark	9.4	9.6	20.7	15.6
Regal	9.7	9.5	21.5	15.5
Total founding members	19.1	27.2	44.4	47.4
NCM, Inc.	18.2	25.9	42.5	39.0
Total	$37.3	$53.1	$86.9	$86.4
The mandatory distributions of available cash by NCM LLC to its founding members for the three months ended September 27, 2018 of $19.1 million is included in amounts due to founding members, net on the unaudited Condensed Consolidated Balance Sheets as of September 27, 2018 and will be made in the fourth quarter of 2018. The amount presented within the tables for the distribution payable to AMC for the nine months ended September 27, 2018 represents only the distribution for the three months ended March 29, 2018 to AMC. AMC’s distribution for the three months ended June 28, 2018 was paid to Cinemark and Regal to accommodate agreements between AMC and each of Cinemark and Regal, and AMC did not receive a distribution following the divestiture date, July 5, 2018. Further, there was no distribution to AMC for the three months ended September 27, 2018 as they had no ownership in the period. The mandatory distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to founding members, net as of September 27, 2018 were comprised of the following (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.3	$0.9	$1.4	$3.6
Distributions payable to founding members	—	9.4	9.7	19.1
Integration payments due from founding members	(4.8)	(0.3)	—	(5.1)
Cost and other reimbursement	(0.1)	—	—	(0.1)
Total amounts due (from) to founding members, net	$(3.6)	$10.0	$11.1	$17.5
Amounts due to founding members, net as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total amounts due to founding members, net	$3.8	$14.1	$14.8	$32.7
During the nine months ended September 27, 2018 and September 28, 2017, AMC received cash dividends of approximately $0.4 million and $0.1 million, respectively, on its shares of NCM, Inc. common stock held at that time.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.1 million and $1.0 million as of September 27, 2018 and December 28, 2017, respectively. Equity in earnings from AC JV, LLC for the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017, were $0.0 million, $0.0 million, $0.1 million and $0.1 million, respectively, and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income. NCM LLC also received fees from AC JV, LLC of $0.1 million, $0.1 million, $0.2 million, and $0.2 million in the three months ended September 27, 2018 and September 28, 2017 and the nine months ended September 27, 2018 and September 28, 2017 related to the transition services agreement with AC JV whereby the Company provides certain corporate overhead or creative services or use of facilities in exchange for a fee. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of September 27, 2018 and December 28, 2017 and the significant terms of its borrowing arrangements (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding Balance as of
Borrowings	September 27, 2018	December 28, 2017	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	14.0	12.0	June 20, 2023 (1)	(2)
Term loans	269.4	270.0	June 20, 2025 (1)	(2)
Senior unsecured notes due 2026	242.3	250.0	August 15, 2026	5.750%
Total borrowings	925.7	932.0
Less: debt issuance costs related to term loans and senior notes	(8.2)	(8.7)
Total borrowings, net	917.5	923.3
Less: current portion of debt	(2.7)	—
Carrying value of long-term debt	$914.8	$923.3
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

Senior Secured Credit Facility—On June 20, 2018, NCM LLC entered into a credit agreement to replace NCM LLC's senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of September 27, 2018, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $269.4 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC. During the second quarter of 2018, the Company capitalized approximately $6.5 million of debt issuance costs related to the new revolving credit facility and the term loan. The Company also recognized $1.2 million in non-operating loss related to the write-off of capitalized debt issuance costs related to the previous facility and recognition of debt issuance costs that did not qualify for capitalization.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of September 27, 2018, NCM LLC’s total availability under the $175.0 million revolving credit facility was $156.2 million, net of $14.0 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted OIBDA). The revolving credit facility will mature on June 20, 2023 contingent upon the refinancing of NCM LLC’s Notes due 2022 (defined below, see “Senior Secured Notes due 2022”) on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021.
Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%.  The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of September 27, 2018 was 5.2%.  The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 27, 2018, NCM LLC has paid principal of $0.6 million, reducing the outstanding balance to $269.4 million. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 30, 2018) and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period (beginning with the quarterly period ending September 30, 2018) in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of September 27, 2018, NCM LLC’s consolidated net senior secured leverage ratio was 2.9 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 4.0 times (versus the covenant of 6.25 times).
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
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. During September 2018, NCM LLC repurchased and canceled a total of $7.7 million of the Notes due 2026, reducing the principal amount to $242.3 million as of September 27, 2018. This repurchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.3 million during the three and nine months ended September 27, 2018. The Notes due 2026 will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, NCM LLC’s senior secured credit facility and any future asset backed loan facility.  The Notes due 2026 rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2022, NCM LLC’s existing senior secured credit facility, and any future asset backed loan facility, in each case, without giving effect to collateral arrangements.
7.  INCOME TAXES
Uncertain Tax Positions—The Company is subject to taxation in the U.S. and various states.  The Company has established a contingency reserve for material, known tax exposures.  The Company’s reserve reflects management’s judgment as to the resolution of the issues involved if subject to judicial review or other settlement.  While the Company believes its reserves are adequate to cover reasonably expected tax risks, there can be no assurance that, in all instances, an issue raised by a tax authority will be resolved at a financial cost that does not exceed its related reserve.  With respect to the reserve, the Company’s income tax expense would include (i) any changes in tax reserves arising from material changes during the period in the facts and circumstances (i.e., new information) surrounding a tax issue and (ii) any difference from the Company’s tax position as recorded in the financial statements and the final resolution of a tax issue during the period.  Such resolution could materially increase or decrease income tax expense in the unaudited Condensed Consolidated Financial Statements in future periods and could impact operating cash flows.
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the unaudited Condensed Consolidated Financial Statements.  The total amount of unrecognized tax benefits as of September 27, 2018 and December 28, 2017, was $0.0 million and $0.3 million, respectively, excluding accrued interest and penalties, which if recognized would affect the effective tax rate.  The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the unaudited Condensed Consolidated Statements of Income and records the liability in income taxes payable in the unaudited Condensed Consolidated Balance Sheets. The Company recognized an inconsequential amount in interest and penalties during the three and nine months ended September 27, 2018 and September 28, 2017, respectively. The reserve decreased by $0.3 million to $0.0 million as of September 27, 2018 due to the expiration of certain statutes of limitations.
Tax Reform—On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) which makes broad and complex changes to the U.S. tax code that will affect the Company’s fiscal year ending December 27, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) allowing full expensing of qualified property, (3) creating a new limitation on deductible interest expense, (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (5) limiting the amount of compensation that can be deducted for highly compensated officers by terminating the exclusion of performance-based compensation from the $1 million per employee, per year limitation.  Following the enactment of the Tax Act, the SEC staff

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

issued SAB 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. While the Company is able to make a reasonable estimate of the impact of the reduction in the corporate tax rate, the Company’s accounting for various elements of the Tax Act may be affected by other related analysis including, but not limited to, exclusion of performance-based compensation in excess of the threshold, bonus depreciation that will allow for immediate expensing of qualified property and the state tax effect of adjustments made to federal temporary differences. As such, the impact of the Tax Act is an estimate pending further information and the analysis noted. The Company expects to finalize these estimates by the end of its 2018 fiscal year.
Tax Receivable Agreement—Subsequent to the issuance of the December 28, 2017 financial statements, an immaterial error was identified within the payable to the founding members under the TRA related to the Company's application of tax reform and the federal tax rate applied to the 2018 TRA payment for the 2017 fiscal year. In the nine months ended September 27, 2018, the Company recorded a loss within the gain (loss) on re-measurement of the payable to founding members under the TRA and a corresponding increase in the payable to founding members under the TRA of $8.6 million as well as an increase to deferred tax assets and a decrease to deferred tax expense of approximately $2.2 million related to the correction of the immaterial error. The error does not impact the amount of cash TRA payments made to the founding members for any historical period, the timing of those payments, or future calculations of payments due under the TRA.
Changes in the Company’s Effective Tax Rate—The Company’s effective tax rate increased from 5.4% for the nine months ended September 28, 2017 to 55.3% for the nine months ended September 27, 2018 primarily due to tax expense recorded in the nine months ended September 27, 2018 related to the net decrease in the Company's deferred rate due to a change in state tax law regarding income sourcing and the permanent difference between the allowable deduction for stock based compensation for tax purposes (valued based upon the stock price at vesting) and book purposes (valued based upon the stock price at grant) due to the decline in the Company’s stock price subsequent to the grant of the shares, partially offset by revised state tax apportionment rates following the completion of the Company's 2017 tax return. This rate increase was partially offset by a 13.5% decrease in the Company’s current rate following the enactment of the Tax Cuts and Jobs Act by the US government on December 22, 2017. The Company's current blended state and federal rate is 25.6% as of September 27, 2018 as compared to 38.6% as of September 28, 2017.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.
Minimum Revenue Guarantees―As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of September 27, 2018, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $76.7 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the three and nine months ended September 27, 2018, the Company paid $0.7 million related to these minimum guarantees. The Company made no payments during the three and nine months ended September 28, 2017. Additionally, the Company has accrued $0.3 million and $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 27, 2018 and December 28, 2017, respectively.
Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this increase last occurring in fiscal year 2017, and the payment per digital screen and for digital cinema equipment increasing annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 27, 2018 and December 28, 2017, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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
Other investments consisted of the following (in millions):

	As of
	September 27, 2018	December 28, 2017
Investment in AC JV, LLC (1)	$1.1	$1.0
Other investments (2)	2.1	2.5
Total	$3.2	$3.5

_______________________________________

(1)	Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.

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

During the three months ended September 27, 2018 and September 28, 2017 and nine months ended September 27, 2018 and September 28, 2017, the Company recorded impairment charges of $0.0 million, $0.0 million, $0.4 million and $3.1 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of September 27, 2018 and $0.1 million as of September 28, 2017. As of September 27, 2018, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of September 27, 2018 and December 28, 2017, the Company had notes receivable totaling $8.3 million and $8.3 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 5—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 27, 2018		As of December 28, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loan	$269.4	$270.2	$270.0	$270.8
Notes due 2022	400.0	406.5	400.0	407.3
Notes due 2026	242.3	239.0	250.0	235.0

____________________________________________

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 27, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$12.7	$10.2	$2.5	$—
Short-term marketable securities (2)	29.2	—	29.2	—
Long-term marketable securities (2)	10.2	—	10.2	—
Total assets	$52.1	$10.2	$41.9	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$12.2	$8.2	$4.0	$—
Short-term marketable securities (2)	13.1	—	13.1	—
Long-term marketable securities (2)	16.2	—	16.2	—
Total assets	$41.5	$8.2	$33.3	$—
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

(2)
Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended September 27, 2018 and September 28, 2017, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

September 27, 2018 and December 28, 2017, there was $0.2 million and $0.2 million, respectively, of gross unrealized losses related to individual securities of $11.7 million and $8.2 million, respectively, that had been in a continuous loss position for 12 months or longer. The Company has not recorded an impairment because it has the intention and ability to hold these securities to maturity.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 27, 2018 and December 28, 2017 were as follows:

	As of September 27, 2018
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$0.5	$0.5	0.4
Short-term U.S. government agency bonds	5.4	5.4	0.6
Short-term commercial paper:
Financial	5.8	5.8	0.2
Industrial	15.0	14.9	0.2
Short-term certificates of deposit	2.6	2.6	0.5
Total short-term marketable securities	$29.3	$29.2

Long-term municipal bonds	1.2	1.3	1.8
Long-term U.S. government agency bonds	6.5	6.3	2.3
Long-term certificates of deposit	2.7	2.6	1.6
Total long-term marketable securities	$10.4	$10.2
Total marketable securities	$39.7	$39.4

	As of December 28, 2017
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	2.3	2.2	0.9
Short-term certificates of deposit	0.9	0.9	0.8
Short-term commercial paper:
Financial	6.0	6.0	0.3
Industrial	4.0	4.0	0.3
Total short-term marketable securities	13.2	13.1

Long-term municipal bonds	1.9	1.9	2.1
Long-term U.S. government agency bonds	10.4	10.2	2.5
Long-term certificates of deposit	4.1	4.1	1.8
Total long-term marketable securities	16.4	16.2
Total marketable securities	$29.6	$29.3
___________________________________

(1)
Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

10.  SUBSEQUENT EVENTS

On November 2, 2018, Andrew J. England stepped down as Chief Executive Officer and as a member of the Board of Directors (the "Board") of the Company, effective immediately. In connection with Mr. England’s departure, the Company announced that it has retained an executive search firm to initiate a search for a new CEO to succeed Mr. England.  Clifford E. Marks, the Company’s President, will serve as Interim Chief Executive Officer until the Board appoints a permanent CEO. Mr. Marks will continue to serve as President of the Company.
The Company intends to treat Mr. England’s termination of employment as an “Involuntary Termination” under his employment agreement with the Company, as described in the Company’s 2018 definitive proxy statement under the caption “Potential Payments Upon Termination or Change in Control - Andrew J. England - Without Cause or For Good Reason or Expiration of Agreement.” Mr. England’s termination of employment is not the result of a violation of any company policy.
On November 5, 2018, the Company declared a cash dividend of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 15, 2018 to be paid on November 30, 2018.

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
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. During 2018, we launched our Noovie ARcade mobile app which brings augmented reality to our Noovie pre-show and over one million movie goers have already downloaded the app as of September 27, 2018. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 18 years remaining as of September 27, 2018) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between December 31, 2018 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 16.1 years as of September 27, 2018. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (94% digital cinema projectors and 6% LCD projectors) as of September 27, 2018.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with members of management to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and local and regional advertising pricing (CPM), local and regional advertising rate per screen per week, national and local and regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA including integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors. Financial results, including the metrics outlined above, are presented to the Board of Directors on a monthly basis.
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Form 10-K filed with the SEC on March 19, 2018 for our fiscal year ended December 28, 2017.
Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document. We have recast previously disclosed amounts for the three and nine months ended September 28, 2017 related to income tax expense and non-operating gain (loss) related to our TRA with the founding members to reflect the impact of a change in accounting principle and an immaterial non-cash error which was corrected within the Company’s Form 10-K for the period ending December 28, 2017. Refer to Note 1 to the unaudited Consolidated Financial Statements included elsewhere in this document.
The following table presents operating data, OIBDA and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q3 2018	Q3 2017	YTD 2018	YTD 2017	Q3 2018 to Q3 2017	YTD 2018 to YTD 2017
Revenue	$110.1	$116.4	$304.0	$285.4	(5.4)%	6.5%
Operating expenses:
Advertising	44.2	43.3	133.4	130.8	2.1%	2.0%
Network, administrative and unallocated costs	23.6	22.8	77.1	70.9	3.5%	8.7%
Total operating expenses	67.8	66.1	210.5	201.7	2.6%	4.4%
Operating income	42.3	50.3	93.5	83.7	(15.9)%	11.7%
Non-operating expenses	16.9	12.9	37.5	37.7	31.0%	(0.5)%
Income tax expense	(0.3)	1.2	16.7	1.0	NM	NM
Net income attributable to noncontrolling interests	14.5	22.5	25.8	27.4	(35.6)%	(5.8)%
Net income attributable to NCM, Inc.	$11.2	$13.7	$13.5	$17.6	(18.2)%	(23.3)%

Net income per NCM, Inc. basic share	$0.15	$0.21	$0.18	$0.29	(28.6)%	(37.9)%
Net income per NCM, Inc. diluted share	$0.14	$0.21	$0.16	$0.28	(33.3)%	(42.9)%

OIBDA	$52.3	$59.7	$123.0	$111.9	(12.4)%	9.9%
Adjusted OIBDA	$53.6	$62.6	$129.2	$122.5	(14.4)%	5.5%
Adjusted OIBDA margin	48.7%	53.8%	42.5%	42.9%	(5.1)%	(0.4)%
Total theater attendance (in millions) (1)	164.7	150.6	535.8	492.1	9.4%	8.9%
_________________________
NM = Not Meaningful

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

Non-GAAP Financial Measures
Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense.  Adjusted OIBDA excludes from OIBDA non-cash share based compensation costs, Chief Executive Officer transition costs and early lease termination expense.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures.  The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share based payment costs, costs associated with the resignation of the Company’s former Chief Executive Officer or early lease termination expense. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2018	Q3 2017	YTD 2018	YTD 2017
Operating income	$42.3	$50.3	$93.5	$83.7
Depreciation and amortization	10.0	9.4	29.5	28.2
OIBDA	$52.3	$59.7	$123.0	$111.9
Share-based compensation costs (1)	1.3	2.8	6.2	8.3
CEO transition costs (2)	—	0.1	—	0.5
Early lease termination expense (3)	—	—	—	1.8
Adjusted OIBDA	$53.6	$62.6	$129.2	$122.5
Total revenue	$110.1	$116.4	$304.0	$285.4
Adjusted OIBDA margin	48.7%	53.8%	42.5%	42.9%
_____________________________________________

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.

(2)	Chief Executive Officer transition costs represent consulting, relocation and other costs.

(3)
Early lease termination expense represents an expense recorded upon the early termination of the lease of our previous corporate headquarters because the early termination payment made by the Company was reimbursed by the landlord of the new building.

Basis of Presentation
The results of operations data for the three and nine months ended September 27, 2018 (third quarter of 2018) and September 28, 2017 (third quarter of 2017) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
Results of Operations
Third Quarter of 2018 and Third Quarter of 2017
Revenue. Total revenue decreased 5.4%, from $116.4 million for the third quarter of 2017 to $110.1 million for the third quarter of 2018.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017	Q3 2018 to Q3 2017
National advertising revenue	$80.8	$84.5	$(3.7)	(4.4)%
Local and regional advertising revenue	21.9	25.2	(3.3)	(13.1)%
Founding member advertising revenue from beverage concessionaire agreements	7.4	6.7	0.7	10.4%
Total revenue	$110.1	$116.4	$(6.3)	(5.4)%
The following table shows data on theater attendance and revenue per attendee for the third quarter of 2018 and the third quarter of 2017:

			% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017
National advertising revenue per attendee	$0.491	$0.561	(12.5)%
Local and regional advertising revenue per attendee	$0.133	$0.167	(20.4)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.624	$0.728	(14.3)%
Total advertising revenue per attendee	$0.668	$0.773	(13.6)%
Total theater attendance (in millions) (1)	164.7	150.6	9.4%

________________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $3.7 million, or 4.4% decrease in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 9.7% decrease in impressions sold, partially offset by a 5.5% increase in national advertising CPMs (excluding beverage). The decrease in impressions sold was due primarily to lower content partner and upfront placements, partially offset by an increase in scatter spending in the third quarter of 2018, compared to the third quarter of 2017. The decrease in impressions resulted in a decrease in national inventory utilization, from 161.3% in the third quarter of 2017 to 133.2% in the third quarter of 2018, on a 9.4% increase in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs was due primarily to higher demand in the scatter market, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date, typically at higher CPMs.
Local and regional advertising revenue. The $3.3 million, or 13.1% decrease in local and regional advertising revenue was primarily due to an approximate 8.0% decrease in the volume and contract value of local and regional contracts, in the third quarter of 2018, compared to the third quarter of 2017. These decreases in local and regional advertising revenue were primarily driven by decreases in the value of contracts over $100,000 within the automotive and insurance categories in the third quarter of 2018, compared to the third quarter of 2017.
Founding member beverage revenue.  The $0.7 million, or 10.4% increase in national advertising revenue from founding members' beverage concessionaire agreements was primarily due to a 9.1% increase in founding member attendance and an increase in beverage revenue CPMs, in the third quarter of 2018, compared to the third quarter of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $1.7 million, or 2.6%, from $66.1 million for the third quarter of 2017 to $67.8 million for the third quarter of 2018.  The following table shows the changes in operating expense for the third quarter of 2018 and the third quarter of 2017 (in millions):

			$ Change	% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017	Q3 2018 to Q3 2017
Advertising operating costs	$10.3	$8.9	$1.4	15.7%
Network costs	3.2	3.7	(0.5)	(13.5)%
Theater access fees—founding members	19.7	18.1	1.6	8.8%
Selling and marketing costs	15.3	17.2	(1.9)	(11.0)%
Administrative and other costs	9.3	8.8	0.5	5.7%
Depreciation and amortization	10.0	9.4	0.6	6.4%
Total operating expenses	$67.8	$66.1	$1.7	2.6%
Advertising operating costs. Advertising operating costs increased $1.4 million, or 15.7%, from $8.9 million for the third quarter of 2017 to $10.3 million for the third quarter of 2018. The increase was primarily related to a $1.2 million increase in affiliate advertising payments related to an 11.1% increase in the number of affiliate screens in our network as well as a slight increase in the associated effective revenue share percentages for the new affiliates for the third quarter of 2018, compared to the third quarter of 2017, partly due to the payment of minimum guarantees.

Network costs. Network costs decreased $0.5 million, or 13.5%, from $3.7 million for the third quarter of 2017 to $3.2 million for the third quarter of 2018. The decrease was primarily related to a $0.6 million decrease in personnel related expenses driven by a decrease in headcount in the third quarter of 2018, compared to the third quarter of 2017 and a decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018.
Theater access fees—founding members. Theater access fees increased $1.6 million, or 8.8%, from $18.1 million for the third quarter of 2017 to $19.7 million for the third quarter of 2018. The expense associated with founding member attendance increased $0.9 million due to a 9.1% increase in founding member attendance and $0.6 million due to an increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of September 27, 2018), including higher quality digital cinema projectors and related equipment, due primarily to the annual 5% increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $1.9 million, or 11.0%, from $17.2 million for the third quarter of 2017 to $15.3 million for the third quarter of 2018. The decrease in selling and marketing costs was primarily due to a $2.0 million decrease in personnel related expenses driven by lower commission expense paid to our sales team as a result of lower revenue in the third quarter of 2018, compared to the third quarter of 2017 and a decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018.
Administrative and other costs.  Administrative and other costs increased $0.5 million, or 5.7%, from $8.8 million in the third quarter of 2017 to $9.3 million in the third quarter of 2018. Administrative and other costs increased primarily due to 1) an increase of $0.4 million related to our digital service offerings for personnel related costs, consulting costs, and licensing costs, 2) a $0.4 million increase in contract labor related to additional consulting services, and 3) a $0.4 million increase in rent expense due to the absence of accelerated deferred rent which decreased rent expense in the third quarter of 2017. These increases in administrative and other costs were partially offset by a $0.7 million decrease in personnel related expenses driven by a decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus targets during the third quarter of 2018.
Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 6.4%, from $9.4 million for the third quarter of 2017 to $10.0 million for the third quarter of 2018 due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from new equipment and leasehold improvements associated with the relocation of our headquarters.
Non-operating expenses. Total non-operating expenses increased $4.0 million, or 31.0%, from $12.9 million for the third quarter of 2017 to $16.9 million for the third quarter of 2018. The following table shows the changes in non-operating expense for the third quarter of 2018 and the third quarter of 2017 (in millions):

			$ Change	% Change
	Q3 2018	Q3 2017	Q3 2018 to Q3 2017	Q3 2018 to Q3 2017
Interest on borrowings	$14.4	$13.1	$1.3	9.9%
Interest income	(0.3)	(0.2)	(0.1)	50.0%
Loss on the re-measurement of the payable to founding members under the tax receivable agreement	3.2	—	3.2	100.0%
Other non-operating income	(0.4)	—	(0.4)	(100.0)%
Total non-operating expenses	$16.9	$12.9	$4.0	31.0%

The increase in non-operating expense was due to a $3.2 million increase in the loss on the re-measurement of the founding members under the TRA due primarily to a slight increase in the Company's current rate driven by revised state tax apportionment rates following the completion of the 2017 tax return. Non-operating expenses also increased due to a $1.3 million increase in interest on borrowings related to a 0.33% increase in our weighted average interest rate driven by an increase in the LIBOR rate on our term loans and a 0.25% increase in the senior secured credit facility interest rate for the third quarter of 2018, compared to the third quarter of 2017. This increase was partially offset by an increase in other non-operating income primarily related to a $0.3 million gain realized during the third quarter of 2018 on the repurchase of some of our Notes due 2026.

Income Tax Expense (Benefit). Income tax expense (benefit) decreased $1.5 million from $1.2 million of expense for the third quarter of 2017 to $0.3 million of income tax benefit for the third quarter of 2018. The decrease in income tax expense was primarily due to a $3.1 million decrease in deferred tax expense due to an increase in the deferred tax rate related to revised state tax apportionment rates following the completion of the 2017 tax return, partially offset by an increase in current income tax expense due to higher income before income taxes and a smaller impact related to a reduction in a tax contingency reserve due to the expiration of certain statues of limitations.
Net Income. Net income decreased $2.5 million from $13.7 million for the third quarter of 2017 to $11.2 million for the third quarter of 2018. The decrease was due to a $8.0 million decrease in operating income due primarily to lower revenue and a $4.0 million increase in non-operating expenses, as described above, partially offset by a $8.0 million decrease in net income attributable to noncontrolling interests due to lower consolidated net income and a $1.5 million decrease in income tax expense, as described above, for the third quarter of 2018 as compared to the third quarter of 2017.
Nine months ended September 27, 2018 and September 28, 2017
Revenue. Total revenue increased 6.5%, from $285.4 million for the nine months ended September 28, 2017 to $304.0 million for the nine months ended September 27, 2018.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
National advertising revenue	$214.4	$194.9	$19.5	10.0%
Local and regional advertising revenue	65.6	67.8	(2.2)	(3.2)%
Founding member advertising revenue from beverage concessionaire agreements	24.0	22.7	1.3	5.7%
Total revenue	$304.0	$285.4	$18.6	6.5%
The following table shows data on theater attendance and revenue per attendee for the nine months ended September 27, 2018 and September 28, 2017:

	Nine Months Ended		% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017
National advertising revenue per attendee	$0.400	$0.396	1.0%
Local and regional advertising revenue per attendee	$0.122	$0.138	(11.6)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.523	$0.534	(2.1)%
Total advertising revenue per attendee	$0.567	$0.580	(2.2)%
Total theater attendance (in millions) (1)	535.8	492.1	8.9%

________________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $19.5 million, or 10.0%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 6.6% increase in national advertising CPMs (excluding beverage) and a 4.4% increase in impressions sold. The increase in national advertising CPMs was due primarily to an increase in scatter market demand in the first nine months of 2018, compared to the first nine months of 2017. The increase in impressions sold was primarily related to an 8.9% increase in network attendance, partially offset by a decrease in national inventory utilization, from 113.9% for the first nine months of 2017 to 109.1% for the first nine months of 2018. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local and regional advertising revenue. The $2.2 million, or 3.2%, decrease in local and regional advertising revenue was primarily due to an 8.2% decrease in the total contract volume, partially offset by a 3.9% increase in average contract value in the first nine months of 2018, compared to the first nine months of 2017. The decrease in total contract volume was primarily related to a decrease in the number of contracts over $100,000 within the hotel and airline categories in the first nine months of 2018, compared to the first nine months of 2017. The increase in average contract value was driven by significant regional contracts within the internet and entertainment categories during the first nine months of 2018.
Founding member beverage revenue. The $1.3 million, or 5.7%, increase in national advertising revenue from founding members' beverage concessionaire agreements was primarily due to a 7.8% increase in founding member attendance and an increase in beverage revenue CPMs, in the first nine months of 2018, compared to the first nine months of 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $8.8 million, or 4.4%, from $201.7 million for the nine months ended September 28, 2017 to $210.5 million for the nine months ended September 27, 2018.  The following table shows the changes in operating expense for the nine months ended September 27, 2018 and September 28, 2017 (in millions):

	Nine Months Ended		$ Change	% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
Advertising operating costs	$26.5	$21.4	$5.1	23.8%
Network costs	10.0	11.9	(1.9)	(16.0)%
Theater access fees—founding members	61.8	57.4	4.4	7.7%
Selling and marketing costs	48.0	54.2	(6.2)	(11.4)%
Administrative and other costs	34.7	28.6	6.1	21.3%
Depreciation and amortization	29.5	28.2	1.3	4.6%
Total operating expenses	$210.5	$201.7	$8.8	4.4%
Advertising operating costs. Advertising operating costs increased $5.1 million, or 23.8%, from $21.4 million for the first nine months of 2017 to $26.5 million for the first nine months of 2018. This increase was primarily due to a $4.5 million increase in affiliate advertising payments related to higher revenue, a 10.5% increase in affiliate screens in our network during the first nine months of 2018, compared to the first nine months of 2017, as well as a slight increase in the associated effective revenue share percentages for the new affiliates for the first nine months of 2018, compared to the first nine months of 2017, partly due to the payment of minimum guarantees. Additionally, there was a $0.8 million increase in personnel related expenses primarily driven by higher salary expense and accrued performance-based compensation in 2018, as compared to 2017.
Network costs. Network costs decreased $1.9 million, or 16.0%, from $11.9 million for the first nine months of 2017 to $10.0 million for the first nine months of 2018. This decrease was primarily due to a $1.9 million decrease in personnel related expenses in the first nine months of 2018 as compared to the first nine months of 2017. This decrease is primarily due to severance expense recorded in the first quarter of 2017 due to the elimination of certain positions within network operations and media production and the resulting decrease in salary expense in the first nine months of 2018, compared to the first nine months of 2017, due to the aforementioned reduction in headcount.
Theater access fees—founding members. Theater access fees increased $4.4 million, or 7.7%, from $57.4 million for the first nine months of 2017 to $61.8 million for the first nine months of 2018.  The expense associated with founding member attendance increased $2.6 million due to a 7.8% increase in founding member attendance and $1.8 million due to an increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of September 27, 2018), including higher quality digital cinema projectors and related equipment, due to the annual 5% increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $6.2 million, or 11.4%, from $54.2 million for the first nine months of 2017 to $48.0 million for the first nine months of 2018. This decrease was primarily related to a $2.9 million decrease in personnel related expenses primarily due to a decrease in commission expense related to the decrease in local revenue in the first nine months of 2018, compared to the first nine months of 2017 and lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years. The decrease was also due to a $3.1 million non-cash impairment charge realized in the first nine months of 2017, compared to $0.4 million realized in the first nine months of 2018, related to investments obtained in prior years in exchange for advertising services, a $0.6 million decrease in market research expense, and a $0.6 million decrease in online publisher expense related to a decrease in our agreed upon digital advertising rates in the first nine months of 2018, compared to the first nine months of 2017. These expenses were partially offset by a $1.2 million increase in non-

cash barter expense primarily related to the nature and timing of these expenses in the first nine months of 2018, compared to the first nine months of 2017.
Administrative and other costs.  Administrative and other costs increased $6.1 million, or 21.3%, from $28.6 million in the first nine months of 2017 to $34.7 million in the first nine months of 2018. Administrative and other costs increased primarily due to 1) an increase of $3.3 million related to our digital service offerings for personnel related costs, consulting costs, and an accrual of certain performance bonuses and licensing costs, 2) a $2.0 million increase in other personnel related expenses driven by a decrease in capitalized personnel costs resulting from the nature of the work being performed by our information technology department and an increase in bonus expense driven by more favorable projected performance against internal bonus targets in 2018, as compared to 2017, 3) a $1.5 million increase in legal and professional expense driven by $1.4 million in legal fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018, 4) a $0.5 million increase in contract labor related to additional consulting services in the first nine months of 2018, as compared to the first nine months of 2017, 5) a $0.4 million increase in rent expense due to the absence of accelerated deferred rent which decreased rent expense in the third quarter of 2017, and 6) a $0.3 million increase in moving expenses in the first nine months of 2018 related to the relocation of our headquarters. These increases in administrative and other costs were partially offset by the absence of a $1.8 million non-cash early lease termination charge for our previous corporate headquarters (the payment was reimbursed by the landlord) that occurred in the first nine months of 2017.
Depreciation and amortization. Depreciation and amortization expense increased $1.3 million, or 4.6%, from $28.2 million for the first nine months of 2017 to $29.5 million for the first nine months of 2018 due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from new equipment and leasehold improvements associated with the relocation of our headquarters.
Non-operating expenses. Total non-operating expenses decreased $0.2 million, or 0.5%, from $37.7 million for the nine months ended September 28, 2017 to $37.5 million for the nine months ended September 27, 2018. The following table shows the changes in non-operating expense for the nine months ended September 27, 2018 and September 28, 2017 (in millions):

	Nine Months Ended		$ Change	% Change
	September 27, 2018	September 28, 2017	YTD 2018 to YTD 2017	YTD 2018 to YTD 2017
Interest on borrowings	$42.3	$39.4	$2.9	7.4%
Interest income	(1.0)	(1.0)	—	—%
Gain on re-measurement of the payable to founding members under the tax receivable agreement	(4.6)	(0.6)	(4.0)	NM
Other non-operating loss (income)	0.8	(0.1)	0.9	NM
Total non-operating expenses	$37.5	$37.7	$(0.2)	(0.5)%
_________________________
NM = Not Meaningful
The decrease in non-operating expense was due to a $4.0 million increase in the gain on the re-measurement of the payable to founding members under the TRA. The increase in the gain on re-measurement of the payable to founding members under the TRA was due primarily to a $16.3 million gain due to a change in state tax law regarding income sourcing during the second quarter of 2018, partially offset by a loss of $8.6 million due to the correction of an immaterial error, as discussed in Note 7—Income Taxes to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q and an increase in the deferred tax rate driven by revised state tax apportionment rates following the completion of the 2017 tax return. This decrease was partially offset by a $2.9 million increase in interest on borrowings due to a 0.31% increase in our weighted average interest rate driven by an increase in the LIBOR rate on our term loans for the first nine months of 2018, compared to the first nine months of 2017 and a $0.9 million increase in other non-operating loss related to the refinancing of the senior secured credit facility during the second quarter of 2018 including a loss on the extinguishment of our previous senior secured credit facility, partially offset by a $0.3 million gain realized during the third quarter of 2018 on the repurchase of some of our Notes due 2026.

Income Tax Expense. Income tax expense increased $15.7 million from $1.0 million for the first nine months of 2017 to $16.7 million for the first nine months of 2018. The increase in income tax expense was primarily due to $6.9 million of deferred tax expense recorded in the first nine months of 2018 following a net decrease in the Company's deferred rate due to a change in state tax law regarding income sourcing partially offset by revised state tax apportionment rates and $1.4 million of deferred tax expense recorded in the first quarter of 2018 related to the permanent difference between the allowable deduction for stock based compensation for tax purposes (valued based upon the stock price at vesting) and book purposes (valued based upon the stock price at grant) due to the decline in the Company’s stock price subsequent to the grant of the shares. The remaining increase was primarily due to an increase in current income tax expense due to higher income before income taxes. These increases were partially offset by a $2.2 million reduction in deferred tax expense related to the recognition of a deferred tax asset upon correction of an immaterial error in the second quarter, as discussed in Note 7 – Income Taxes to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.
Net Income. Net income decreased $4.1 million from $17.6 million for the third quarter of 2017 to $13.5 million for the third quarter of 2018. The decrease was due to a $15.7 million increase in income tax expense, as described above, partially offset by a $9.8 million increase in operating income primarily due to higher revenue and a $1.6 million decrease in net income attributable to noncontrolling interests for the first nine months of 2018 as compared to the first nine months of 2017.
Known Trends and Uncertainties
Trends and Uncertainties Related to our Business, Industry and Corporate Structure
Our Marketplace—Changes in the current macro-economic environment and changes in the national, regional and local advertising markets present uncertainties that could impact our results of operations, including the timing and amount of spending from our advertising clients as expenditures from advertisers tend to be cyclical, reflecting overall economic conditions, as well as our clients’ budgeting and buying patterns.  In the current environment, it is difficult to know if these changes are short-term or temporary in nature or are long-term trends and changes. These changes include increased competition related to the expansion of online and mobile advertising platforms as well as fluctuations from quarter to quarter of the demand from national, regional and local advertisers.  Further, we could negatively be impacted by factors that could reduce the viewership of our Noovie pre-show, such as the expansion of reserved seating (utilized in approximately 48.2% of our network as of September 27, 2018), online ticketing, an increase in the number and length of trailers for upcoming films, increased dwell time of patrons in exhibitor lobbies before showtime and lower network attendance, which could result from shortening of release windows, more alternative methods of delivering movies to consumers, lower consumer confidence and disposable income and a decline in the motion picture box office. The motion picture box office could be impacted by audience’s interest in the available motion pictures, shrinking theatrical exclusive release windows, and the marketing efforts of the major motion picture studios. These factors may affect the attractiveness of our offerings to advertisers.  If pre-show viewership declines significantly, we will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds.  National advertising sales and rates also are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this would adversely affect our revenues and results of operations. The impact to our business associated with these issues could be mitigated over time due to factors including the increase in salable advertising impressions, better geographic coverage related to the expansion of our network, diversification and growth of our advertising client base, improvements in Noovie pre-show engagement, availability of additional inventory, and upgrades to our inventory management and data management systems. We could also benefit if the effectiveness of cinema advertising improves relative to other advertising mediums.
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
Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first nine months of 2018 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2017	16,808	4,042	20,850
New affiliates (1)	—	344	344
Closures, net of openings	(31)	15	(16)
Balance as of September 27, 2018	16,777	4,401	21,178
______________________________________

(1)	Represents six new affiliates added to our network during the first nine months of 2018.
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
Integration and Other Encumbered Theater Payments — AMC received NCM LLC common membership units in accordance with the Common Unit Adjustment Agreement during the first quarter of 2017 following its acquisition of Carmike. As Carmike's theaters are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to us reflecting the estimated advertising cash flow that we would have generated if we had exclusive access to sell advertising in those theaters. The integration payments will continue until the earlier of (i) the date the theaters are transferred to our network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements and fluctuate based on earnings and Adjusted OIBDA. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three and nine months ended September 27, 2018 and September 28, 2017, the Company recorded a reduction to net intangible assets of $5.5 million, $6.9 million, $13.3 million and $11.6 million, respectively, related to integration and other encumbered theater payments. During the three and nine months ended September 27, 2018 and September 28, 2017, the Company received from AMC and Cinemark a total of $5.6 million, $4.6 million, $17.2 million and $6.1 million, respectively.
Utilization and Pricing— We have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.7% over the last five years.  In the first nine months of 2018, we experienced an increase of 6.6% in national advertising CPMs (excluding beverage revenue) compared to the first nine months of 2017.  This volatility in pricing can be driven by increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video networks and seasonal marketplace supply and demand characteristics. Volatility in pricing is also caused by changes in our customer mix period to period due to the variation in CPMs charged to each customer. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 109.3% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.  This volatility in utilization can be driven by the loss or addition of one or more significant national contracts, whereby the timing and amount of these national contracts can be based upon the advertising budgets of our customers, product launches, the financial performance of our customers or other industry or macro-economic factors.  We expect our CPMs and utilization to continue to be impacted period to period based upon the factors described above.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the three and nine months of 2018 and 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline with the other founding members, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.  Due to a 1.1% increase in segment one CPMs in 2017, the CPM on our beverage concessionaire revenue increased during the first three and nine months of 2018 by 1.1% and the remainder of 2018 will increase by an equivalent percentage.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with this last increase occurring in fiscal year 2017 and the payment per digital screen increases annually by 5%. Pursuant to the ESAs, the theater access fee paid to the members of NCM LLC included an additional fee for access to the higher quality digital cinema systems. This additional fee will continue to increase as additional screens are equipped with the new digital cinema equipment and the fee increasing annually by 5%. As of September 27, 2018, 99% of our founding member network screens were showing advertising on digital cinema projectors, and thus the future impact on the theater access fee related to additional digital cinema installations within existing founding member theaters is expected to be minimal.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM

LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of September 27, 2018 and December 28, 2017, we had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
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
In August 2016, we completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due in 2026. A portion of the proceeds were used to redeem our $200.0 million 7.875% Senior Unsecured Notes due in 2021. In September 2018, the Company repurchased and canceled a total of $7.7 million of the Notes due 2026, reducing the principal amount to $242.3 million as of September 27, 2018. This re-purchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of the write off of debt issuance costs, of $0.3 million during the three and nine months ended September 27, 2018. The re-purchase is expected to result in interest savings to maturity of approximately $3.5 million.
The Company may continue to opportunistically pay down NCM LLC's outstanding debt balance, while ensuring that the Company's financial flexibility is maintained.
As a result of the new senior secured credit facility, we extended the average maturities of our debt and as of September 27, 2018, the weighted average remaining maturity was 5.6 years. As of September 27, 2018, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 27, 2018) and (ii) with respect to the revolving credit facility, a consolidated net senior secured leverage ratio covenant of 4.50 times for each quarterly period (commencing with the quarterly period ending September 27, 2018) in which a balance is outstanding on the revolving credit facility.  In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the new senior secured credit facility. Refer to Note 6 – Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for more information regarding the Company’s borrowings.
Dividends— At times our cash flow available for the payment of dividends (NCM LLC’s Adjusted OIBDA, plus integration payments, less capital expenditures, interest expense, distributions to NCM LLC’s founding members, income taxes, TRA payments to NCM LLC’s founding members plus certain other cash items) has been less than our regular dividend payment. Any deficit has been funded by NCM, Inc.’s cash and marketable securities balances. We expect that such deficits may occur in the future depending on factors such as future operating performance and the number of shares of NCM, Inc. common stock outstanding. We expect to fund any future deficits with NCM, Inc.’s cash and marketable securities balances.  As of September 27, 2018, these cash and marketable securities balances totaled $62.3 million (excluding NCM LLC). We intend to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with our intention to distribute over time a substantial portion of our free cash flow. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. While it is the intention of the Company to continue our practice of distributing a substantial proportion of our free cash flow the Board of Directors continues to review the factors listed above and others as deemed relevant to determine a sustainable distribution rate which balances our operating and strategic needs with those of our lenders and stockholders.
Trends Related to Ownership in NCM LLC

Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year. If AMC does not own any units at the time of a common unit adjustment and it is determined they must surrender units, then they may settle the amount in cash. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.
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
AMC Mandatory Ownership Divestitures—Pursuant to the Final Judgment, AMC was required to divest the majority of its equity interests in NCM LLC and NCM, Inc., based upon a predetermined schedule so that by June 20, 2019 it owned no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). AMC sold 14,800,000 membership units in 2017 through the redemption and sale of the NCM, Inc. stock and the remaining 22,477,480 membership units were sold to Regal and Cinemark in July 2018. As of September 27, 2018, AMC did not own any of NCM’s outstanding equity interests.
During the first quarter of 2017, NCM, Inc. and NCM LLC entered into a binding MOU with AMC to effectuate aspects of the Final Judgment entered into by the DOJ in connection with AMC’s acquisition of Carmike including a provision, subject to limited exceptions, for AMC to retain at least 4.5% of NCM’s outstanding equity interests during the term of the Final Judgment. During the second quarter of 2018 we provided a waiver under our MOU agreement with AMC to allow AMC to divest all of its remaining 21,477,480 membership units, equally, to the other founding members, Regal and Cinemark. AMC closed on the sale of 100.0% of its remaining membership units to Regal and Cinemark as of July 5, 2018. Despite not having any ownership interests, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements (i.e. AMC will continue to participate in the annual Common Unit Adjustment and receive TRA payments and theater access fees, etc.).  Due to not having ownership in NCM LLC, AMC will not be a member under the terms of the NCM LLC Operating Agreement, and thus will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless its ownership increases pursuant to a Common Unit Adjustment.  Further, the divestiture does not impact future integration payments owed to NCM LLC by AMC.
Following the activity outlined above, NCM, Inc.’s, Regal's, Cinemark's, and AMC's ownerships in NCM LLC changed to 48.8%, 26.1%, 25.1%, and 0.0%, respectively, as of September 27, 2018 compared to 49.5%, 17.9%, 18.1%, and 14.5% at December 28, 2017, respectively.
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to NCM LLC’s founding members, interest or principal payments on our term loan and interest or repurchases of the Senior Secured Notes and Senior Unsecured Notes, income tax payments, TRA payments to NCM LLC’s founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 27, 2018	December 28, 2017	September 28, 2017	Q3 2018 to YE 2017	Q3 2018 to Q3 2017
Cash, cash equivalents and marketable securities (1)	$66.7	59.5	49.9	7.2	16.8
NCM LLC revolver availability (2)	156.2	158.2	170.2	(2.0)	(14.0)
Total liquidity	222.9	217.7	220.1	5.2	2.8
_________________________

(1)
Included in cash, cash equivalents and marketable securities as of September 27, 2018, December 28, 2017 and September 28, 2017, was $4.4 million, $4.6 million and $2.6 million, respectively, of cash and marketable securities held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)
The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of September 27, 2018, December 28, 2017 and September 28, 2017. As of September 27, 2018, December 28, 2017 and September 28, 2017, the amount available under the NCM LLC revolving credit facility in the table above, was net of amount outstanding under the revolving credit facility of $14.0 million, $12.0 million and $0.0 million, respectively, and net letters of credit of $4.8 million in each respective period.

We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 27, 2018	September 28, 2017
Operating cash flow	118.8	104.0
Investing cash flow	(20.0)	18.5
Financing cash flow	(101.7)	(115.1)

•
Operating Activities. The $14.8 million increase in cash provided by operating activities for the nine months ended September 27, 2018, compared to the nine months ended September 28, 2017 was due primarily to 1) an increase of $10.1 million in deferred income tax expense net of the increase in the non-cash gain on the re-measurement of the payable to founding members under the TRA driven by changes in the federal and state tax rates, 2) a $4.4 million increase in the change in accounts receivable primarily related to higher revenue, year over year, 3) a $4.0 million increase in the change in deferred revenue and 4) a $1.3 million decrease in the reversal of the tax contingency reserve, year over year. This increase was partially offset by a decrease of $5.7 million in consolidated net income, as described further above.

•
Investing Activities. The $38.5 million increase in cash used in investing activities for the nine months ended September 27, 2018, compared to the nine months ended September 28, 2017 was due primarily to lower proceeds of marketable securities, net of purchases, of $36.7 million and a $2.3 million increase in purchases of property plant and equipment related to the relocation of our corporate headquarters and investments in our digital offerings.

•
Financing Activities. The $13.4 million decrease in cash used in financing activities during the nine months ended September 27, 2018, compared to the nine months ended September 28, 2017 was primarily due to a $16.3 million increase in proceeds from borrowings, net of repayments, under our senior secured credit facility and an $11.1 million increase in founding member integration and other encumbered theater payments, partially offset by a $7.2 million increase in cash used in the repayment of our Notes due 2026 and an increase of $6.6 million in the payment of debt issuance costs related to the senior secured credit facility, as described within Note 6—Borrowings to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Sources of Capital and Capital Requirements.
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 27, 2018 were $62.3 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.
Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditure, opportunistic debt repurchases, and other investing requirements, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (Regal, Cinemark and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 27, 2018 was approximately $37.3 million, of which approximately $18.2 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the TRA with the founding members, and current and future dividends as declared by the Board of Directors, including a dividend declared on November 5, 2018 of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 15, 2018 to be paid on November 30, 2018. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with NCM LLC’s founding members, income taxes and regular dividends for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 28, 2017 and incorporated by reference herein.  As of September 27, 2018, there were no significant changes in those critical accounting policies except for the change in barter revenue recognition upon the adoption of ASU 2014-09 in the first quarter of 2018 and the change in the presentation of the payable to founding members under the TRA following the change in accounting principle discussed further within Note 2—Revenue from Contracts with Customers and Note 1 – The Company, respectively, to the unaudited Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, respectively.
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
Contractual and Other Obligations
There were no material changes to our contractual obligations during the nine months ended September 27, 2018.
Seasonality
Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with advertising clients' new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2015, 2016 and 2017.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2015	17.2%	27.2%	25.0%	30.6%
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of September 27, 2018, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.8 million for an annual period on the $14.0 million revolving credit balance and $269.4 million term loan outstanding as of September 27, 2018.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 28, 2017 and incorporated by reference herein.
Item 4.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms, and that information is accumulated and communicated to our management, including the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer) as appropriate to allow timely decisions regarding required disclosure. As of September 27, 2018, our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 27, 2018 were ineffective due to the material weakness in internal control over financial reporting described below.
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
The Company identified an additional error during the preparation of its Quarterly Report on Form 10-Q for the three and six months ended June 28, 2018 related to its accounting for income taxes under ASC 740 related to the Company's TRA with the founding members and re-measurement of deferred taxes related to the tax reform act. The error related to the same accounts, which are the payable to the founding members under the TRA, deferred tax assets, deferred tax expense, and gain (loss) on the re-measurement of the payable to founding members under the TRA. The Company determined this additional error was the result of the same control deficiency that existed at December 28, 2017 and therefore the material weakness still exists. The error was corrected within the Form 10-Q for the period ended June 28, 2018. Refer to Note 7 to the unaudited Condensed Consolidated Financial Statements for further information.
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
Remediation Efforts and Status of Material Weakness
During the nine months ended September 27, 2018, the Company enhanced the design of certain controls over accounting for income taxes under ASC 740 in accordance with the remediation plan of the material weakness disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2017, as well as additional enhancement to the design of certain controls over accounting for income taxes under ASC 740, specifically the review of the quarterly income tax provision by the Company’s third-party tax advisors. The additional control activities outlined in the Form 10-K were implemented in the first quarter of 2018 and internal audit started testing the operating effectiveness of the resulting controls. Further, the additional remediation effort related to our deficiency in the second quarter of 2018 included the addition of a control activity surrounding the reconciliation and review of the payable to the founding members under the TRA of each future annual payment by year. The additional control activity was implemented in the second quarter of 2018 and internal audit started testing the operating effectiveness of the resulting control. Management will continue to test the effectiveness of these new controls during 2018 and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.
Changes in Internal Control Over Financial Reporting
Other than as discussed above, there were no changes to our internal control over financial reporting during the quarter ended September 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 29, 2018 through July 26, 2018	—	$—	—	N/A
July 27, 2018 through August 30, 2018	4,845	$8.20	—	N/A
August 31, 2018 through September 27, 2018	—	—	—	N/A
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

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 5, 2018	/s/ Clifford E. Marks
Clifford E. Marks
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	November 5, 2018	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)