Form 10-K
period 2018-12-27
National CineMedia, Inc.
filed 2019-02-22
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
Commission file number:  001-33296
__________________________________________________________
NATIONAL CINEMEDIA, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________

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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐   No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☐
Non-accelerated filer	☐	Emerging growth company	☐
Accelerated filer	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
Based on the closing sales price on June 28, 2018, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $455,020,325.
As of February 18, 2019, 78,601,513 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 27, 2018 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

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

•	“Founding members” refers to AMC, Cinemark and Regal.

•	“OIBDA” refers to operating income before depreciation and amortization expense.

•	“Adjusted OIBDA” excludes from OIBDA non-cash share based payment costs, merger-related administrative costs, CEO transition costs and early lease termination expense.

•	“Adjusted OIBDA margin” is calculated by dividing Adjusted OIBDA by total revenue.

•	“DCN” refers to NCM LLC’s Digital Content Network.

•	“TRA” refers to the tax receivable agreement entered into by NCM, Inc. and the founding members.
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can,” “should,” “expects,” “forecast,” “project,” “intend,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•	potential significant declines in theater attendance;

•	changes in theater patron behavior could result in declines in viewership of the Noovie pre-show;

•	our plans for developing additional revenue opportunities may not be implemented and may not be achieved;

•	competition within the overall advertising industry;

•	we may not maintain our technological advantage;

•	national, regional and local economic conditions;

•	the potential loss of any major content partner or advertising customer;

•	potential inability to retain or replace our senior management;

•	changes to relationships with NCM LLC’s founding members;

•	founding member and network affiliate government regulation could slow growth;

•	failure to effectively manage or continue our growth;

•	potential failures or disruptions in our technology systems;

•	possible infringement of our technology on intellectual property rights owned by others;

•	the content we distribute and user information we collect and maintain through our in-theater, online or mobile services may expose us to liability;

•	changes in regulations relating to the Internet or other areas of our online or mobile services;

•	our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price;

•
an ineffective system of internal controls over financial reporting could adversely affect our ability to accurately report our financial results and market confidence in our reported financial information;

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

•
NCM LLC’s other members or their affiliates may have interests that differ from those of us or our public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;

•	future issuance of membership units or preferred stock could dilute the interest of our common stockholders;

•	determination that NCM, Inc. or any of NCM LLC’s founding members is an investment company;

•	determination that any amount of our tax benefits under the TRA should not have been available;

•	the effect on our stock price from the substantial number of our shares eligible for sale;

•	the interests of our largest stockholder and NCM LLC’s other members may be different from or conflict with those of our other stockholders; and

•	other factors described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.
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
The Company
NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 48.8% of the common membership units in NCM LLC as of December 27, 2018.  NCM LLC’s other members, Cinemark and Regal, two of the three largest motion picture exhibition companies in the U.S., held the remaining 51.2% of NCM LLC’s common membership units as of December 27, 2018.  NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specific management services to NCM LLC.
Our Business
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., NCM is the connector between brands and movie audiences.
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
NCM LLC has long-term ESAs with the founding members (over 18 years remaining as of December 27, 2018) and multi-year agreements with certain third-party theater circuits, referred to in this document as “network affiliates,” which expire at various dates between March 15, 2019 and July 22, 2031.  The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions.
We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.
On-Screen Advertising
Noovie—Our on-screen Noovie pre-show was launched in September 2017, replacing our prior pre-show called FirstLook. Our pre-show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuit partners. Noovie gives movie audiences a reason to arrive early to discover what’s next in entertainment, and it consists of national, regional and local advertising, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).
Noovie generally ranges in length from 20 to 30 minutes and ends at or about the advertised show time, when the movie trailers and feature film begin. The trailers that run before the feature film are not part of Noovie.
Because Noovie is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and gives us the ability to ensure that the content and advertising are age-appropriate for the movie audience. It also enables us to incorporate the branding of a specific theater circuit if desired. We rotate Noovie’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content.
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
Show Structure—Noovie is comprised of up to four segments, each approximately four to ten minutes in length.

•	Segment four is the first section of Noovie and begins approximately 25 to 30 minutes prior to the advertised show time. Entertaining content is a core element of Noovie, and NCM programs an exclusive

Noovie content pod at the beginning of the show that gives audiences a look at “what’s Noovie” in their world, including movies (Noovie Backlot and Noovie Genius), music (Noovie Soundcheck), trivia (Name That Movie), local (Noovie Local, powered by ScoreStream), and more.

•
Segment three typically begins approximately 21 minutes prior to the advertised show time and features primarily 15 or 30-second local, regional, or national spot advertisements by individual theaters, or across an entire Designated Market Area (“DMA”)® or geographic region, as well as a long-form entertainment content segment from one of our content partners.

•
Segment two begins approximately 16 minutes prior to the advertised show time and features primarily national, national spot and regional advertisements, which generally range between 15 to 90 seconds, as well as a long-form entertainment content segment from one of our content partners. This segment also includes a 50-second Noovie ARcade slot where audiences have the opportunity to play our featured interactive augmented reality (“AR”) game on the big screen using their mobile phones.

•
Segment one runs closest to the advertised show time at approximately 10 minutes prior to the advertised show time and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Segment one also includes an advertisement for the founding members’ beverage supplier and a public service announcement (“PSA”).

National, Regional and Local Advertising—Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. National and regional on-screen advertising in Noovie is sold on a cost per thousand (“CPM”) basis to national and regional clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients. Local advertising is sold on a per-screen, per-week basis.
Noovie pre-show inventory is also available in the FreeWheel Advertisers (formerly known as STRATA) and Mediaocean systems, media buying and selling software which allows advertising agencies to buy cinema advertising in the “National Spot TV” marketplace where advertising is purchased by national advertisers in several markets of their own selection. Being able to buy both TV and cinema locally in the National Spot TV marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into the pool of advertising dollars budgeted for National Spot TV.
We sell advertising time in both the upfront and scatter markets. In the upfront market, advertisers buy advertising time for the upcoming year, and by purchasing in advance, lock in the advertising rates (CPM’s) they will pay. Many upfront advertising commitments include options whereby advertisers may reduce purchase commitments. In the scatter market, advertisers buy advertising closer to the time when the advertisements will be run, which often results in a pricing premium compared to the upfront rates. The mix between the upfront and scatter markets is based upon a number of factors, such as pricing, demand for advertising time and economic conditions. The demand in the scatter market then impacts the pricing achieved for our remaining advertising inventory. Scatter market pricing can vary through-out the year and from upfront pricing.
From February 13, 2007 through December 27, 2018, 572 national advertisers across a wide variety of industries have advertised with us. During the year ended December 27, 2018, we derived 71% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 24% of our advertising revenue from thousands of regional and local advertisers across the country (including advertising agencies that represent these clients).
Content. Beyond the Noovie-branded content at the beginning of the pre-show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments that are entertaining, informative or educational in nature exclusively for the Noovie program and make commitments to buy a portion of our advertising inventory at a specified CPM over a one or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming broadcasts, cable television shows, or technology products. In 2018, the content partner segments were approximately 90 seconds in length.
PSA. In 2018, we had three agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. Two of these agreements continue through 2019 and one expired at the end of 2018. We signed an additional two new agreements for 2019.
3-D Advertising. We also sell 3-D advertising, which runs prior to select 3-D feature films. These 3-D advertisements are placed at the end of the Noovie pre-show, after a message instructing the movie audience to put on their 3-D glasses, so that the glasses can be kept on throughout the remainder of Noovie, the trailers and the 3-D feature film to provide for a better experience. 3-D advertisements provide average advertising CPMs that are higher than average two-dimensional (“2-D”)

pricing primarily because 3-D advertisements have heightened recall when compared to 2-D advertisements based on third-party research.
Noovie ARcade. Starting in 2018, movie audiences nationwide can play big screen interactive AR games on their mobile phones by using Noovie ARcade, the revolutionary new companion app for the Noovie pre-show. During 2018, Noovie ARcade games included Cinevaders, Emoji Escape, The Horror Experience, Ralph Breaks the Internet (our first studio collaboration) and Hollywood Highway. Noovie ARcade games and other Noovie AR experiences can be sponsored by advertisers or customized by brands to create unique and engaging experiences for movie audiences.
Name That Movie. During 2017, we entered into a licensing agreement authorizing the production of Name That Movie trivia segments for our Noovie pre-show, social media channels and future digital properties in order to further entertain and engage moviegoers. We also offer the opportunity for our advertising customers to sponsor the Name That Movie segments and incorporate advertising into the game.
Beverage Advertising—We have a long-term agreement to exhibit the advertising of the founding members’ beverage concessionaires. Under the ESAs, up to 90 seconds of the Noovie program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements at a rate intended to approximate a market rate (per the ESA, the annual CPM change equals the prior year annual percentage change in the advertising CPM charged to unaffiliated third parties during segment one (closest to the advertised show time) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC). Each of the founding members has a relationship with a beverage concessionaire supplier under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theaters. During 2018, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members. During 2018, the beverage concessionaire revenue from the founding members’ beverage agreements was 7% of our total revenue. In the instance of certain theaters that are acquired by the founding members but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.
Theater Circuit Messaging—The Noovie program also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge and generally includes 45 seconds within 15 minutes prior to the advertised show time, 15 seconds of which will be placed within 12 minutes prior to the advertised show time, and the remainder placed elsewhere during the Noovie pre-show at our discretion.
Lobby Advertising
Lobby Entertainment Network —Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped founding members’ theaters, as well as the majority of our network affiliates' theaters. As of December 27, 2018, our LEN had 3,039 screens in 1,568 theaters in our network. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas.  Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all LEN screens within a given theater, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions.
The LEN programming includes up to two minutes for founding members’ advertisements to promote activities associated with the operation of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the founding members at no cost and one minute of which the founding members may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theater operators for the purpose of increasing theater attendance, which we call “strategic programs.”
Under the terms of the ESAs, the founding members also have the right to install a second network of additional screens in their theater lobbies which would not display our LEN programming, but would be used to promote strategic programs or products sold in their theater concessions, bars and dining operations, online ticketing partner promotions, gift card and loyalty programs, and special events presented by the founding member and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service.
Lobby Promotions

We also sell a wide variety of advertising and promotional products in theater lobbies. These products can be sold individually or bundled with on-screen, LEN or digital advertising. Lobby promotions typically include:

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
Digital Advertising
At its core, Noovie is NCM’s pre-show that audiences experience before the movie, but Noovie also stretches beyond the theater as an integrated digital ecosystem delivering entertaining content, purposeful commerce, and interactive gaming opportunities. The Noovie pre-show serves as a “trailer” for the Noovie digital experience, driving movie audiences from the big screen to NCM’s digital properties and back again. We believe that by creating a compelling consumer experience for moviegoers, we can further enhance the marketability of our product offerings to our advertising customers. The Noovie digital ecosystem is designed to provide digital advertising inventory and capture exclusive first party data and includes:
Gaming – During 2018, we launched our Noovie ARcade app, bringing augmented reality gaming to the big screen and beyond, with nearly 1.5 million downloads as of December 27, 2018. We expect to deploy Noovie Trivia web and mobile apps throughout 2019, allowing customers to play a variety of trivia games in various formats, such as a collection of card-based movie trivia mini-games. We expect the games to interact with and enhance onscreen promotions and also be playable by customers outside of the theaters. During 2017, we acquired Fantasy Movie League, a box office predictions game that combines the fierce competition of fantasy sports with the world of entertainment and movies. Fantasy Movie League can currently be played online at FantasyMovieLeague.com or through the Fantasy Movie League iOS and Android apps, with over 200,000 downloads of the app as of December 27, 2018. Fantasy Movie League is promoted on-screen in our Noovie pre-show to help grow its gaming audience.
Noovie.com – NCM launched an early-access version of Noovie.com in late 2018 as a search and discovery platform where audiences can discover new movies, watch the latest trailers, find theaters and showtimes, and buy tickets. NCM expects to launch the full-version in the first quarter of 2019. In subsequent releases, Noovie.com will be a smart movie guide and; a place fans turn to decide what to watch next, whether in theater or at home, as well as, a community hub for fans to connect, discover, and share their love of movies. The Noovie digital portfolio of products will also be a source of fun arcade, trivia and fantasy box office games, and unique content to keep fans entertained on the big and small screens representing all that is new and fun with movies.
NCM advertisers will also benefit as Noovie.com will connect brands to valuable movie audiences around engaging and bespoke digital experiences. Noovie.com will be a natural companion to the Noovie pre-show extending the brand, re-enforcing the on-screen offering, and creating valuable cross-platform advertising opportunities.

Cinema Accelerator – In addition to our ad-supported consumer-facing digital products, our Cinema Accelerator digital product expands cinema advertising beyond the theater environment to reach digitally-connected moviegoers before and after the movie experience, both online and on mobile devices. Cinema Accelerator identifies moviegoers through exclusive first party data sources including geo-location services, and micro-event data for the moviegoers that enter the theaters in our network. Using the moviegoer as our filter, we can target specific demographics, genres or layer on other data to provide our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and social media newsfeeds through our owned and operated ad inventory as well as third party ad inventory to reach moviegoers wherever they may be seeking entertainment information and content.
We sell NCM’s digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling. We believe that our new and upcoming digital products can be sold with additional in-theater advertisements as integrated marketing packages as discussed in “Business – Our Strategy”. We plan to continue to invest in our digital platform in 2019.
Our Network
In-theater advertising and entertainment content is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America. Through the use of our proprietary DCN and Digital Content Software, we are able to schedule, deliver, play and reconcile advertising and entertainment content for Noovie and the LEN on a national, regional, local, theater and auditorium level.
The DCN is the combination of a satellite distribution network and a terrestrial management network.  We also employ a variety of technologies that aid in distribution where satellite delivery is not available to provide uninterrupted service to our network of theaters. The DCN is controlled by our Network Operations Center (“NOC”) located in NCM’s headquarters in Centennial, CO, which operates 20 hours a day, seven days a week to proactively monitor and manage our network. NCM's DCN dynamically controls the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.
Advertising and entertainment content for our Noovie pre-show and LEN is uploaded from our Network Operations Center to our satellite distribution network and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine.  The Alternative Content Engine holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has a hardware and software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned via satellite to our Network Operations Center to be included in “post” reports provided to our advertising clients.
According to Nielsen Cinema Audience Reports for 2018, more than 750 million moviegoers annually attend theaters that are currently under contract to present the Noovie pre-show, including the founding members and over 50 leading national and regional theater network affiliates. A summary of the screens and theaters in our advertising network is set forth in the table below:
Our Network
(As of December 27, 2018)

	Advertising Network
	Theaters	Total Screens	% of Total
Founding Members	1,259	16,768	79.2%
Network Affiliates	471	4,404	20.8%
Total	1,730	21,172	100.0%
As of December 27, 2018, our Noovie pre-show was displayed on 100% of network movie screens using digital projectors, with approximately 98% of those screens receiving content through our DCN, representing approximately 98% of our total network attendance. As of December 27, 2018, 20,079, or 95%, of 21,172 total digital screens are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. Those screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.
Our Team
We had 536 employees as of December 27, 2018. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago, and Detroit, our digital development offices in Los Angeles and New York, and our software development office in Minneapolis.  We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S.  None of our employees are covered by collective bargaining agreements.  We believe that we have a good relationship with our employees.
Competition
Our advertising business competes in the estimated $212 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the shift of advertising spending away from traditional media, in particular television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.
Our advertising business also competes with many other providers of cinema advertising, which vary substantially in size. As the largest cinema advertising network in the U.S., we believe that we are able to generate economies of scale, operating efficiencies and enhanced opportunities for our clients to reach an engaged movie audience on both a national and local level to allow us to better compete for premium video dollars in the larger advertising marketplace.
Competitive Strengths
We believe that several strengths position us well to compete in an increasingly fragmented media landscape.
Preferred National Advertising Network
We believe that our cinema advertising network is an attractive option for advertisers on both a national and local level and delivers measurable results for our clients that are comparable, and preferred, to the television, online and mobile, or other video advertising networks that we compete against in the marketplace.
Extensive National Market Coverage—Our contractual agreements with our founding members and network affiliates provide long-term exclusive access (subject to limited exceptions) to sell cinema advertising across the largest network of digitally-equipped theaters in the U.S. This allows us to offer advertisers the broad reach and national scale that they need to effectively reach their target audiences.
As of December 27, 2018:

•
Our advertising network consisted of 21,172 screens (16,768 operated by the founding members) located in 1,730 theaters (1,259 operated by the founding members) in 47 states and the District of Columbia, including each of the top 25 and 50 DMAs®, and 187 DMAs® in total;

•
Approximately 73% of our screens (approximately 77% of our attendance) were located within the top 50 U.S. DMAs® and approximately 32% of our screens (approximately 37% of our attendance) were located within the top 10 U.S. DMAs®. Theaters within our network represented approximately 69%, 67%, and 67% of the total theater attendance in theaters that present advertising in the top 10, top 25 and top 50 U.S. DMAs®, respectively and 62% for all DMAs®, providing a very attractive platform for national advertisers who want exposure in larger markets or on a national basis;

•
Our total annual network theater attendance was approximately 705.1 million (approximately 580.8 million from the founding members), which increased 7.5% compared to 2017.  Our network of modern theaters represented approximately 58% of the total U.S. theater attendance, with some of the most highly attended theaters in the industry, as measured by screens per location and attendance per screen;

•
The average screens per theater in our network was 12.2 screens, 1.7 times the U.S. theater industry average, and the aggregate annual attendance per screen of theaters included in our network during 2018 was 33,303, versus the U.S. theater industry average attendance per indoor screen of 29,985, using metrics reported by the National Association of Theatre Owners (“NATO”).

Scalable, State-of-the-Art Digital Content Distribution Technology—Our use of the combination of satellite and terrestrial network technology, combined with the design and functionality of our Digital Content Software and Network Operations Center infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. We offer short lead times by accelerating the delivery time of media from proposal to on-screen across our network of movie theaters nationwide. National, local and regional advertisers are able to run their ads in the Noovie pre-show less than 72 hours following the proposal (comparable to TV), which is a significant improvement over the cinema industry’s traditional turn-around time frame and gives businesses that rely on time-sensitive promotional advertising strategies, such as car dealerships, retail stores and quick service restaurants, the opportunity to take advantage of the power of cinema.
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
Access to a Highly Attractive, Engaged Audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent, and educated moviegoers. According to Nielsen Cinema Audience Reports for 2018, 53% of the NCM LLC audience were between the ages of 12-34, compared to 56% in 2017. Further, 46% of our moviegoers have a household income greater than $100,000 (versus 32% of the general population) and 41% have received a Bachelor’s degree or higher (versus 31% of the general population) according to the 2018 Doublebase GfK MRI Study.

Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with the advertising and entertainment content that they view in our pre-show theater environment. According to industry research, cinema advertising has significantly higher recall rates than advertising shown on television and cinema is one of the few advertising mediums where the ability to bypass the marketing messages is limited.
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
Prime Audience Measurability and Targeting—As with many other advertising mediums, we are measured by third-party research companies such as Nielsen Holdings PLC that provide us with the percentage of the total attendance in their seats at various times during our Noovie pre-show. What differentiates us from other advertising mediums, however, is that we also receive monthly attendance information by film, by rating and by screen for all of the founding member theaters and by our fiscal accounting month ("flight"), and by location for the theaters operated by our network affiliates, which allows us to report the actual audience size for each showing of a film, including our Noovie pre-show. We believe that the ability to provide this level of detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.
Integrated Marketing and Digital Products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, online and mobile marketing products allows us to offer advertisers multiple touchpoints to reach movie audiences before, during and after the film to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allows our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our digital products provide us with valuable, exclusive first party data which can be utilized by our advertising customers through our Cinema Accelerator product to better reach their target audience with higher degrees of accuracy and measure business outcomes more accurately.
In 2018, we continued to invest in the development of our cloud-based Data Management Platform which we believe will allow us to provide even more robust audience insights and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our Data Management Platform.  This audience data is then leveraged for another level of targeting of ad campaigns and can also serve to deliver closed-loop attribution reporting. We expect to continue to enhance the capabilities of the platform in 2019 by continuing to gather first-party data through our Noovie digital products, as well as additional data sources and segments.
Contractual Theater Circuit Partner and Advertiser Relationships—Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive multi-year contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy the founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 26% of our total revenue for the year ended December 27, 2018. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory.
Strong Operating Margins with Limited Capital Requirements—Our annual operating income and Adjusted OIBDA margins have been consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively over the last five years.  (Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and the reconciliation to operating income.)  In addition, due to the network equipment investments made in recent years by the founding members and network affiliates in new and acquired theaters and the requirements in the ESAs for the founding members to make future investments for equipment replacements, and the scalable nature of our Network Operations Center and other infrastructure, we do not expect to make major capital investments to grow our operations as our network of theaters expands.
Our capital expenditures have ranged from approximately 2% to 4% of revenues over the last five years. For the year ended December 27, 2018, our capital expenditures were $15.4 million, of which only $0.9 million primarily related to investments in network equipment to add new network affiliate theaters and $6.9 million was related to investments in our digital infrastructure investment. We expect a consistent level of investment within our digital products over the next few years in line with our strategy to expand and scale an integrated digital business as further discussed below. We believe our expected level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in our digital products and other growth opportunities, opportunistically repay NCM LLC's debt and continue to make dividend payments to our stockholders.
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
Grow Affiliate Partnerships—Our relationships with our exhibitors are a key and renewed focus of our business. In 2018, our Affiliate Partnership team is dedicated to serving the needs of our founding member theater circuits and our more than 54 network affiliates nationwide. We continuously seek to expand our theater circuit customer base and add new network affiliate partners to our network that will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers. It is also important to note that, under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Since NCM, Inc.’s February 2007 IPO, the founding members have added approximately 3,700 net new screens and 50 network affiliates have been added to our network with approximately 3,500 screens. During 2018, we added 322 net screens from the founding members and network affiliates. We believe this expansion continued to improve our geographic coverage and enhance our ability to compete with other national advertising mediums, which allows our exhibitor customers to maximize the advertising value of their audiences.
Grow On-Screen Revenue—We plan to continue our successful strategy of selling our inventory like premium video in the larger advertising marketplace, once again utilizing the upfront advertising marketplace to maximize our use of inventory. This strategy has yielded positive results, and we believe that the increased market awareness among media buyers and clients raises our credibility as a medium and may allow us to gain upfront commitments traditionally made exclusively to cable and broadcast television networks, and more recently online and mobile networks. Further, we believe it will help increase our share of video advertising spending by increasing the number of clients and client industries that buy our network. Over time, this greater shift toward more upfront commitments will allow us to bundle several flights throughout the year and stabilize month-to-month and quarter-to-quarter CPM volatility by increasing overall inventory utilization and balancing that utilization throughout the year. Consistent with the television industry upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments and we would need to rely on the scatter market to replace those commitments.
We also intend to increase our market share of local and regional advertising spending by aggressively pursuing further integration into agency planning and buying tools, such as our relationships with FreeWheel Advertisers and Mediaocean, leaders in media buying and selling software, which allow agencies to buy cinema advertising in the "National Spot TV" marketplace. By making NCM an option in these systems and other industrywide and in-house agency planning and buying systems, we believe we can remove barriers to entry by incorporating cinema into media plans and tapping into new pools of advertising dollars.
We also plan to continue to re-imagine our Noovie pre-show to build the Noovie brand, enhance the audience experience, and maintain its commercial value.
Expand and Scale an Integrated Digital Business—We intend to continue to upgrade our existing digital offerings (Fantasy Movie League, Noovie ARcade, Noovie.com, Noovie Trivia and Cinema Accelerator) as well as expand our Noovie digital ecosystem to support our core on-screen business by introducing additional products that will engage movie audiences with exclusive and unique content, commerce, and gaming opportunities. During 2018 we released our Noovie ARcade app, which allows us to capture exclusive first party data on our audience. During 2018 we also began development of our Noovie Trivia app and Noovie.com which are expected to be released in 2019. Cinema Accelerator currently identifies moviegoers’ mobile devices as they enter a theater, and re-engages them with a brand’s messages wherever they are consuming content — on mobile devices, social media, or online. As we continue to create our own NCM owned-and-operated ad inventory across our suite of digital products, we also plan to build our own foundational capabilities for digital ad buying, selling and serving through the development of “Cinema Accelerator 2.0,” an enhanced version of our existing Cinema Accelerator product. This upgraded version will offer increased and better quality first party data.
Be the First Choice for Customers

Our approach is to always strive to be the first choice for our customers, including our advertising and agency customers, our exhibitors, and movie studios. By offering innovative on-screen, in-lobby and digital cinema advertising solutions to connect brands to unique, engaged and valuable young adult audiences at scale, we believe we can offer our advertiser and agency customers a valuable and effective marketing option that cannot be duplicated in any other medium. As the first choice for our customers, we can continue to expand our advertising client base and increase our market share of U.S. advertising spending. Our national sales team was successful in adding 31 clients in 2018 that were first time clients or had not advertised with us since our IPO. These new clients added in 2018 included companies in the electronic stores, financial products and services, game and toy stores, health and fitness, home products, home video, hotels and resorts, import auto, insurance, internet site, liquor, movie studios, office supply, oil companies, pet food and supply, pharmaceutical, prepared foods, restaurants, telecom software, transportation, and video game software industries. Despite this growth, we believe there are still thousands of potential clients that currently advertise on other mediums such as television but have yet to advertise on our network. These strategies are designed to expand our relationships with existing advertising clients and broaden our advertising client base in new and existing client industries.
Develop People and Capabilities
Our success is tied to the quality of our management and staff.  In order to ensure that we retain and attract high quality personnel, we seek to foster and maintain a culture that focuses on teamwork, personal growth, inclusion and diversity. We will continue to make meaningful investments in internal and external training programs for our management and staff to ensure that our personnel have, or build, the skillsets necessary to support our evolution and growth objectives. We have also adopted a succession plan that includes short-term and long-term planning elements to allow us to successfully continue operations should any of our senior management team become unavailable to us, such as when our Chief Executive Officer resigned in November 2018.
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
We have secured U.S. trademark registrations for NCM, National CineMedia, NCM Media Networks and Noovie. We also have U.S. trademark registrations pending for What's Noovie. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.
Government Regulation
Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour and worker compensation laws as well as federal and state privacy, information security and consumer protection-related laws and regulations.
Available Information
We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports under the heading “Investor Relations” located at the bottom of the home page after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. The SEC also maintains a website that contains our reports and other information at www.sec.gov.

Item 1A.	Risk Factors

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
Risks Related to Our Business and Industry
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue
Our business is affected by the level of attendance at the founding members’ theaters and to a lesser extent our network affiliates, who operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences.  Over the last 20 years, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theaters include the following:

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

•
changes in theater operating policies, including the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, it could result in the Noovie pre-show starting further out from the show time of the feature film;

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

Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 113.5% to 128.3% over the last five years.  We experience even more substantial volatility quarter-to-quarter.
Changes in theater patron behavior could result in declines in the viewership of our Noovie preshow which could reduce the attractiveness of cinema advertising and our revenues

The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show. Trends in patron behavior that could reduce viewership of our Noovie pre-show include the following:

•
theater patrons are increasingly purchasing tickets ahead of time via on-line ticketing mediums and when available reserving a seat in the theater (offered in approximately 54.2% of our network as of December 27, 2018), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view the Noovie pre-show; and

•	changes in theater patron amenities, including, online ticketing, bars and entertainment within exhibitor lobbies causing increased dwell time of patrons.
National advertising sales and rates are dependent on the methodology used to measure audience impressions.  If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this could adversely affect the Company’s revenue and results of operations.
Our plans for developing additional revenue opportunities may not be implemented and may not be achieved
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in “Business—Our Strategy.”  The development of our online and mobile advertising network and mobile apps and our ability to collect and leverage our first party movie audience data from these products remains at an early stage, is under increasing competitive pressure and may not deliver the future benefits that we are expecting. If we are unable to execute on products relevant to the marketplace or integrate these digital marketing products with our core on-screen and theater lobby products, and if these offerings do not continue to provide relevant first party data or to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services. As such, there can be no assurance that we will recoup our investments made pursuing additional revenue opportunities.
The markets for advertising are competitive and we may be unable to compete successfully
The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and other video media platforms including those distributed on the internet and mobile networks. In addition to these video advertising platforms, we compete for advertising directly with several additional media platforms, including radio, various local print media and billboards. We also compete with several other local and national cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online and mobile advertising companies, to constantly revise and improve their business models to meet expectations of advertising clients. In addition, the pricing and volume of advertising may be affected by shifts in spending toward online and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising posts and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods.  Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns.  A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities.  If we cannot respond effectively to changes in the media marketplace in response to new entrants or advances by our existing competitors, our business may be adversely affected.
Additionally, the mix of film ratings of the available motion pictures, such as a higher proportion of G and PG rated films, could cause advertisers to reduce their spending with us as the theater patrons for these films do not represent the advertisers’ target markets.
Advertising demand also impacts the price (CPM) we are able to charge our customers. Due to increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.6% over the last five years.
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
We also have many internally developed systems which support our operations due to the unique nature of our business model. The failure to continue to develop or the failure of the system to meet our needs may require us to make significant additional investments in our infrastructure or seek alternative technology which may impact our costs and prevent our growth. The failure or delay in implementation of the system or problems with the integration with our other systems and software could cause operational difficulties and slow or prevent the growth of our business in the future.  In addition, the failure or delay in implementation of such upgrades or problems with the integration of our systems and software could slow or prevent the growth of our business.
Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition
The financial markets have experienced extreme disruption and volatility at times. A decline in consumer confidence in the U.S. may lead to decreased demand for our services or delay in payments by our advertising customers. As a result, our results of operations and financial condition could be adversely affected.  These challenging economic conditions also may result in:

•	increased competition for fewer advertising and entertainment programming dollars;

•	pricing pressure that may adversely affect revenue and gross margin;

•	declining attendance and thus a decline in the impressions available for our pre-show;

•	reduced credit availability and/or access to capital markets;

•	difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective customers; or

•	customer financial difficulty and increased risk of uncollectible accounts.
Our Adjusted OIBDA is derived from high margin advertising revenue, and the reduction in spending by or loss of a national or group of local advertisers could have a meaningful adverse effect on our business
We generated all of our Adjusted OIBDA from our high-margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and, increasingly, online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising.  Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts would negatively affect our Adjusted OIBDA.
The loss of any major content partner or advertising customer could significantly reduce our revenue
We derive a significant portion of our revenue from our contracts with our content partners, PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We currently have marketing relationships with six content partners, all of which expire in 2019. We also have four PSA contracts for 2019 which expire at the end of 2019. We are not direct parties to the agreements between the founding members' and their beverage concessionaires but do not expect these agreements to expire in the foreseeable future. None of these companies individually accounted for over 10% of our total revenue during the year ended December 27, 2018. However, the agreements with the content partners, PSAs and beverage advertising with the founding members in aggregate accounted for approximately 26%, 30% and 30% of our total revenue during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.
We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them

Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In November 2017, our former General Counsel resigned and a new General Counsel was appointed in February 2018. In November 2018, our Chief Executive Officer stepped down and our President was appointed Interim Chief Executive Officer while our Board of Directors searches for a new Chief Executive Officer. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.
Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability
The ESAs with the founding members are critical to our business. The three ESAs each have an initial term of 30 years beginning February 13, 2007 and provide us with a five-year right of first refusal, which begins one year prior to the end of the term of the ESA on February 13, 2037. The founding members’ theaters represent approximately 79.2% of the screens and approximately 82.4% of the attendance in our network as of December 27, 2018. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, the founding members must make investments to replace digital network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In March 2018, Regal was acquired by a U.K.-based cinema operator and we are uncertain how this new ownership of Regal may affect its financial resources or its cooperation with us under the ESA or otherwise. In July 2018 AMC closed on the sale of 100.0% of its remaining NCM LLC membership units to Cinemark and Regal. We are uncertain how AMC's lack of ownership may affect its cooperation with us under the ESA or otherwise.
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
If one of the founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable
Each of the founding members currently has a significant amount of indebtedness. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy, including United Artists, Edwards Theatres and Regal Cinemas (which are predecessor companies to Regal), and General Cinemas and Loews Cineplex (which are predecessor companies to AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theaters under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.
The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential
The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising).  These strategic marketing relationships can include the use of one minute on the LEN per 30 minute cycle and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience.  The use of LEN or lobby promotions by the founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 27, 2018. The founding members do not have the right to use their movie screens (including the Noovie pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.
The founding members also have the right to install a second network of video monitors in the theater lobbies in excess of those required to be installed for the LEN. This additional lobby video network, which we refer to as the founding members’ lobby network, may be used by the founding members to promote products or services related to operating the theaters, such as concessions, bars and dining operations, online ticketing partner promotions, gift card and loyalty programs, and special events. The presence of the founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.
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
Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations
In order to conduct our business, we rely on information technology networks and systems, some of which are managed by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities. The temporary or permanent loss of our computer equipment and software systems through cyber and other security threats, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material adverse impact. These problems may arise in both internally developed systems and the systems of third-party service providers.  We devote significant resources to maintaining a disaster recovery location separate from our operations, network security and other measures to protect our network from unauthorized access and misuse.  However, depending on the nature and scope of a disruption, if our technology systems were to fail and we were unable to recover in a timely way through our disaster recovery site, we would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.
Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense
Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theater, online, and mobile services, including the websites we operate at ncm.com and Noovie.com, our Noovie ARcade mobile app, and the features and functionality, content, and software we make available through those websites and app.  We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theater, online, and mobile services.  We may discover that our business or the technology we use to provide our in-theater, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others.  In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.
The content we distribute through our in-theater, online or mobile services may expose us to liability
Our in-theater, online, and mobile services facilitate the distribution of content.  This content includes advertising-related content, as well as movie, television, music, gaming and other media content, much of which is obtained from third parties.  Our websites and social media channels also include features enabling users to upload or add their own content to the websites and modify certain content on the websites.  As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement, or other claims based on the content that we distribute.  We or entities that we license content from may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.
The user information we collect and maintain through our online and mobile services may expose us to liability
In order to take advantage of some of the online and mobile services we provide, users may, now or in the future, be required to establish an account on one of our websites.  As a result, we may collect and maintain personal identifying information about those users.  We also may, now or in the future, collect and maintain information about users who view certain advertising displayed through our online and mobile services and users who enter the theaters in our network. The collection and use of this information is governed by applicable privacy, information security and consumer protection-related laws and regulations. These laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to interact with users of our online and mobile services. Our collection and use of information, including personal identifying information, regarding users of our online and mobile services could result in legal liability.  For example, the failure, or perceived failure, to comply with applicable privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose users of these services and the associated benefits from gathering such user data.
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
Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price
A weak advertising market or the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. In addition, our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry. Advertising expenditures tend be higher during the second, third, and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and as a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required controls, or difficulties encountered in implementing new or improved controls, could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
Risks Related to Our Corporate Structure
We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock
We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances. Consequently, our ability to obtain operating funds primarily depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and indentures, and the NCM LLC operating agreement. The NCM LLC senior secured credit facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 9 to the audited Consolidated Financial Statements included elsewhere in this document for leverage discussion. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in our debt agreements and legal requirements.  In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, once NCM, Inc. cash balances and investments are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business.
Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.
As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC senior secured credit facility and indentures to allow NCM LLC to distribute cash to its members (including us and NCM LLC’s other members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a material adverse effect on our business, financial condition, results of operations or prospects.
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
If NCM LLC is unable to meet its debt service obligations, it could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. NCM LLC may be unable to restructure or refinance these obligations, obtain additional equity financing or sell assets on satisfactory terms or at all. In addition, NCM LLC’s indebtedness could have other negative consequences for us, including without limitation:

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

•	making NCM LLC more vulnerable to an increase in interest rates, a downturn in operating performance or decline in general economic conditions.
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
NCM LLC’s other members or their affiliates may have interests that differ from those of our public stockholders and they may be able to influence our affairs
So long as either Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units, if the two directors appointed by Cinemark or the two directors appointed by Regal (except that if either Cinemark or Regal has only appointed one director, and such director qualifies as an "independent director" under the applicable rules of the Nasdaq Stock Market LLC, then such director) vote against any of the corporate actions listed below, we and NCM LLC will be prohibited from taking any such actions:

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
This requirement only applies to Cinemark and Regal as of December 27, 2018.
Pursuant to a director designation agreement, so long as Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units (Cinemark and Regal as of December 27, 2018), such NCM LLC founding member will have the right to designate a total of two nominees to our Board of Directors who will be voted upon by our stockholders.  One such designee by each of Cinemark and Regal must meet the independence requirements of the stock exchange on which our common stock is listed.  If, at any time, Cinemark or Regal owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such NCM LLC founding member shall cease to have any rights of designation. AMC no longer has seats on our Board of Directors or the right to nominate any person to serve on our Board of Directors.
If any director designee to our Board designated by Cinemark or Regal is not appointed to our Board, nominated by us or elected by our stockholders, as applicable, then Cinemark or Regal (so long as such they each continue to own at least 5% of NCM LLC's issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.
For purposes of calculating the 5% ownership threshold for the director veto rights and director designation agreement provisions discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM, Inc. in connection with the redemption of common membership units by a NCM LLC founding member will be excluded, so long as such NCM LLC founding member continues to hold the common stock acquired through such redemption or such NCM LLC founding member has disposed of such shares of common stock to another NCM LLC founding member. Shares of our common stock otherwise acquired by NCM LLC’s founding members will also be excluded, unless such shares of common stock were transferred by one NCM LLC founding member to another and were originally received by the transferring NCM LLC founding member upon redemption of NCM LLC common membership units.
Under these circumstances, our corporate governance documents allow NCM LLC's other members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM LLC and the management of our affairs and those of NCM LLC than is typically available to stockholders of a publicly-traded company. Even if NCM LLC's other members or their affiliates own a minority economic interest (but not less than 5%) in NCM LLC, they may be able to continue exerting such degree of influence over us and NCM LLC.
Different interests among the founding members or between the founding members and us could prevent us from achieving our business goals
For the foreseeable future, we expect that our Board of Directors will include directors and certain executive officers of Cinemark and Regal and other directors who may have commercial or other relationships with Cinemark and Regal. The majority of NCM LLC’s outstanding membership interests also are owned by Cinemark and Regal. Such members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s current members. In addition, to the extent the founding members sell some or all their NCM LLC membership units, such as was the case for AMC during 2017 and 2018, the founding members could have increasingly different interests because they no longer mutually benefit from an increase in NCM LLC's revenues or the value of the NCM, Inc. common stock into which the NCM LLC membership units are convertible.
In addition, the structural relationship we have with NCM LLC’s founding members could create conflicts of interest among NCM LLC’s founding members, or between NCM LLC’s founding members and us, in a number of areas relating to our past and ongoing relationships. These conflicts of interests could also increase upon the sale of NCM LLC membership units by a founding member because the founding member would have little incentive to agree to changes that may result in higher revenue for NCM LLC or a higher price for our common stock. There is not any formal dispute resolution procedure in place to resolve conflicts between us and an NCM LLC founding member or between NCM LLC founding members. We may not be able to resolve any potential conflicts between us and an NCM LLC founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with an unaffiliated party.

The corporate opportunity provisions in our certificate of incorporation could enable NCM LLC’s members to benefit from corporate opportunities that might otherwise be available to us
Our certificate of incorporation contains provisions related to corporate opportunities that may be of interest to both NCM LLC’s other members and us. It provides that if a corporate opportunity is offered to us, NCM LLC or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theaters, use of theaters for any purpose, sale of advertising and promotional services in and around theaters and any other business related to the motion picture theater business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of our officers in his capacity as an officer), no such person shall be liable to us or any of our stockholders (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.
In addition, our certificate of incorporation and the NCM LLC operating agreement expressly provide that NCM LLC’s founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation, including the exclusivity provisions of the ESAs. The parent companies of NCM LLC’s founding members could develop new media platforms that could compete for advertising dollars with our services. Further, we may also compete with NCM LLC’s founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by NCM LLC’s founding members to themselves or their other affiliates or we lose key personnel to them.
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
Our certificate of incorporation and bylaws contain anti-takeover protections that may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders
Provisions contained in our certificate of incorporation and bylaws, the NCM LLC operating agreement, and provisions of the Delaware General Corporation Law (“DGCL”), could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:

•	provide veto rights to the directors designated by Cinemark and Regal over certain actions specified in our certificate of incorporation;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares, making a takeover more difficult and expensive;

•	prohibit stockholder action by written consent; and

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.
NCM LLC's operating agreement also provides that NCM LLC’s other members will be able to exercise a greater degree of influence over the operations of NCM LLC, which may discourage other nominations to our Board of Directors, if any director nominee designated by NCM LLC’s other members is not elected by our stockholders. In addition, we entered into a letter agreement with Standard General L.P., our largest stockholder, on June 1, 2018, that contains customary standstill provisions that may discourage a third party from seeking to enter into a strategic transaction with us.
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
Our TRA with NCM LLC’s founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of NCM LLC’s founding members
Our initial public offering and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our TRA with NCM LLC’s founding members to pay to NCM LLC’s founding members 90% of the amount by which NCM, Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM, Inc.’s claimed tax benefits should not have been available, NCM, Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur and if one or more of NCM LLC’s founding members was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the TRA, then NCM, Inc.’s financial condition could be negatively impacted.
The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future
We cannot predict the effect, if any, that market sales of shares of common stock by Regal, Cinemark, or Standard General will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Cinemark and Regal may receive up to 80.7 million shares of common stock as of December 27, 2018 upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM, Inc. and the founding members. Standard General also owns 15.3 million shares that it may sell at any time. Additionally, once options and restricted stock held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 11 to the audited Consolidated Financial Statements included elsewhere in this document.

The interests of our largest stockholder and NCM LLC’s other members may be different from or conflict with those of our other stockholders
Standard General beneficially owns 15.3 million shares of our common stock, and as of December 27, 2018, Cinemark and Regal held NCM LLC membership interests that are convertible into another 80.7 million shares of our common stock. As a result, each of Regal, Cinemark and Standard General is in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of our company and NCM LLC may have the effect of delaying or promoting a change of control of our company, and may adversely affect the voting and other rights of other stockholders. In addition, each of Regal, Cinemark and Standard General has the right to designate directors to our Board. These directors have the authority, subject to applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.
It is possible that the interests of Regal, Cinemark and Standard General may in some circumstances conflict with our interests and the interests of our other stockholders. For example, Cinemark and Regal may have different tax positions from us, especially in light of the TRA we entered into with founding members that provides for the payment by us to the founding members of 90% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize. This could influence their decisions regarding whether and when we should dispose of assets, and whether and when we or NCM LLC should incur indebtedness. As another example, Standard General in the business of making investments in companies and may hold, and may from time to time in the future acquire interests in or provide advice to businesses that directly or indirectly compete with us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Information with respect to our corporate headquarters and regional offices is presented below as of December 27, 2018.  We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Location	Facility	Size
Centennial, CO (1)	Headquarters (including the NOC)	63,123 sq. ft.
Chicago, IL (2)	Advertising Sales Office	3,350 sq. ft.
New York, NY (3)	Advertising Sales Office	21,892 sq. ft.
Woodland Hills, CA (4)	Advertising Sales Office	6,062 sq. ft.
Minneapolis, MN (5)	Software Development Office	5,989 sq. ft.
Newport Beach, CA (6)	Regional Advertising Sales Office	1,417 sq. ft.
Royal Oak, MI (7)	Advertising Sales Office	200 sq. ft.
Playa Vista, CA (8)	Digital Development Office	997 sq. ft.
New York, NY (9)	Digital Development Office	350 sq. ft.

(1)	This facility is leased through June 30, 2028.

(2)	This facility is leased through April 30, 2028.

(3)	This facility is leased through April 30, 2032.

(4)	This facility is leased through November 30, 2019.

(5)	This facility is leased through September 30, 2022.

(6)	This facility is leased through July 31, 2019.

(7)	This facility is leased through March 22, 2020.

(8)	This facility is leased through June 30, 2019.

(9)	This facility is leased through March 31, 2019.

Item 3.	Legal Proceedings
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

Name	Age	Position
Clifford E. Marks	57	Interim Chief Executive Officer and President
Katherine L. Scherping	59	Chief Financial Officer
Sarah Kinnick Hilty	48	Senior Vice President, General Counsel and Secretary
Scott D. Felenstein	50	Executive Vice President and Chief Revenue Officer
Clifford E. Marks. Mr. Marks was appointed Interim Chief Executive Officer of NCM, Inc. in November 2018 in addition to his role of President which he has held since May 2016. Prior to his current position, Mr. Marks served as President of Sales and Marketing of NCM, Inc. since February 2007 and held those same positions with NCM LLC since March 2005. He has been an advertising, marketing and sales professional for 25 years. Mr. Marks also served as president of sales and marketing with Regal Entertainment Group’s media subsidiary, Regal CineMedia Corporation, from May 2002 to May 2005. Before joining Regal CineMedia, Mr. Marks was a senior vice president at ESPN/ABC Sports where he oversaw its advertising sales organization from 1998 to May 2002.

Katherine L. Scherping. Ms. Scherping was appointed Chief Financial Officer in August 2016. Prior to joining NCM, Inc., Ms. Scherping served as Chief Financial Officer of QCE LLC and subsidiaries (d/b/a Quiznos) from December 2013 to July 2016 and as interim President and Chief Executive Officer from June 2016 to July 2016.  From October 2011 through July 2016, Ms. Scherping was a guest faculty member at Deloitte University, providing leadership training to partners and other executives.  From June 2005 to July 2011, she served as Chief Financial Officer of Red Robin Gourmet Burgers, Inc.
Sarah Kinnick Hilty. Ms. Hilty was appointed Senior Vice President, General Counsel and Secretary in February 2018. Prior to joining NCM, Inc., Ms. Hilty served as Deputy General Counsel - Corporate of CH2M HILL Companies, Ltd. leading a team responsible for legal corporate enterprise matters including mergers, acquisitions, and divestitures; securities compliance; treasury and finance activities, real estate, and board and subsidiary governance. Prior to working at CH2M HILL Companies, Ltd., Ms. Hilty was a partner at Hogan & Hartson LLP.
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
Market Information
Our common stock, $0.01 par value, is traded on The Nasdaq Global Market under the symbol “NCMI”. There were 176 stockholders of record as of February 20, 2019 (does not include beneficial holders of shares held in “street name”).
Dividend Policy
We intend to distribute over time a substantial portion of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax receivable agreement with the founding members) in the form of dividends to our stockholders. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of our Board of Directors who will take into account general economic and advertising market business conditions, our financial condition, our available cash, our current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For tax purposes, our dividends paid in 2017 and 2018 were treated as a return of capital to stockholders.
Unregistered Sales of Equity Securities and Use of Proceeds
NCM, Inc.’s Amended and Restated Certificate of Incorporation and the Third Amended and Restated Limited Liability Company Operating Agreement, as amended, of NCM LLC provide a redemption right to the NCM LLC members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc.’s common stock. There were no redemptions during 2018.
Issuer Purchases of Equity Securities
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
September 28, 2018 through October 25. 2018	—	$—	—	N/A
October 26, 2018 through November 29, 2018	26,308	$8.53	—	N/A
November 30, 2018 through December 27, 2018	—	$—	—	N/A

Item 6.	Selected Financial Data
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
The results of operations data for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 and the balance sheet data as of December 27, 2018 and December 28, 2017 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 31, 2015 and January 1, 2015 and the balance sheet data as of December 29, 2016, December 31, 2015 and January 1, 2015 are derived from the audited Consolidated Financial Statements of NCM, Inc.

Results of Operations Data	Years Ended
($ in millions, except per share data)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
Revenue	$441.4	$426.1	$447.6	$446.5	$394.0
OPERATING EXPENSES:
Advertising operating costs	37.4	32.4	30.0	30.8	26.4
Network costs	13.3	15.8	17.1	17.8	18.3
Theater access fees—founding members	81.7	76.5	75.1	72.5	70.6
Selling and marketing costs	66.5	72.0	72.8	72.3	57.6
Merger termination fee and related merger costs	—	—	—	34.3	7.5
Administrative and other costs	48.3	37.9	43.8	38.6	29.5
Depreciation and amortization	39.9	37.6	35.8	32.2	32.4
Total	287.1	272.2	274.6	298.5	242.3
OPERATING INCOME	154.3	153.9	173.0	148.0	151.7
NON-OPERATING EXPENSES (INCOME) (9)	50.6	(140.9)	64.1	47.9	42.7
INCOME BEFORE INCOME TAXES (9)	103.7	294.8	108.9	100.1	109.0
Provision for income taxes (9)	23.5	180.3	14.4	27.9	30.6
CONSOLIDATED NET INCOME (9)	80.2	114.5	94.5	72.2	78.4
Less: Net income attributable to noncontrolling interests	50.4	56.2	61.6	48.3	52.2
NET INCOME ATTRIBUTABLE TO NCM, Inc. (9)	$29.8	$58.3	$32.9	$23.9	$26.2
EARNINGS PER NCM, INC. COMMON SHARE:
Basic (9)	$0.39	$0.89	$0.55	$0.41	$0.45
Diluted (9)	$0.37	$0.48	$0.54	$0.35	$0.39

	As of
Balance Sheet Data (in millions)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
Cash, cash equivalents and marketable securities (1)	$75.6	$59.5	$68.7	$85.4	$80.6
Receivables, net	149.9	160.6	160.5	148.9	116.5
Property and equipment, net	33.6	30.7	29.6	25.1	22.4
Total assets (2) (9)	1,141.8	1,173.1	1,215.5	1,238.2	1,159.0
Borrowings, gross	931.4	932.0	935.0	936.0	892.0
Payable to founding members under tax receivable agreement (9)	211.1	232.2	419.1	439.3	450.1
Equity/(deficit) (9)	(89.2)	(74.8)	(232.2)	(229.9)	(269.6)
Total liabilities and equity (2) (9)	1,141.8	1,173.1	1,215.5	1,238.2	1,159.0

Other Financial and Operating Data	Years Ended
(in millions, except cash dividend declared per common share and screen data)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
OIBDA (3)	$194.2	$191.5	$208.8	$180.2	$184.1
Adjusted OIBDA (3)	$205.4	$205.1	$230.7	$229.9	$199.3
Adjusted OIBDA margin (3)	46.5%	48.1%	51.5%	51.5%	50.6%
Capital expenditures	$15.4	$12.3	$13.3	$13.0	$8.8
Cash dividend declared per common share	$0.68	$0.88	$0.88	$0.88	$1.38
Founding member screens at period end (4) (8)	16,768	16,808	17,022	16,981	16,497
Total screens at period end (5) (8)	21,172	20,850	20,548	20,361	20,109
DCN screens at period end (6) (8)	20,741	20,419	20,080	19,760	19,251
Total attendance for period (7) (8)	705.1	655.8	688.8	694.7	688.2
Notes to the Selected Historical Financial and Operating Data

(1)	Includes short-term and long-term marketable securities.

(2)
During the first quarter of 2016, the Company adopted Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) and Accounting Standards Update 2015-15, Interest – Imputation of Interest (“ASU 2015-15”), on a retrospective basis, which provide guidance for simplifying the presentation of debt issuance costs. In connection with the adoption of ASU 2015-03 and ASU 2015-15, the Company reclassified net deferred financing costs related to NCM LLC’s term loans, secured and unsecured notes in the Consolidated Balance Sheet as a direct deduction from the carrying amount of those borrowings, while net deferred financing costs related to the revolving credit facility remained an asset in the Consolidated Balance Sheet. The amounts presented above for total assets and total liabilities and equity reflect this reclassification as of December 27, 2018, December 28, 2017, December 29, 2016 and December 31, 2015. Amounts presented as of January 1, 2015 do not reflect the reclassification. If adjusted, the reclassification for ASU 2015-03 and ASU 2015-15 would reduce both total assets and total liabilities and equity shown above by $12.7 million as of January 1, 2015.

(3)
Operating Income Before Depreciation and Amortization (“OIBDA”), Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  OIBDA represents operating income before depreciation and amortization expense. Adjusted OIBDA excludes from OIBDA non-cash share-based payment costs, the merger termination fee and related merger costs, Chief Executive Officer transition costs and early lease termination expense. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share based compensation programs, levels of mergers and acquisitions, CEO turnover, early lease termination expense, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, costs associated with the terminated merger with Screenvision, LLC (“Screenvision”), costs associated with the resignation of the Company’s former Chief Executive Officers, or early lease termination expense. OIBDA or Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
OIBDA and Adjusted OIBDA do not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to NCM LLC’s founding members.  During the years ended December 27, 2018, December 28, 2017, December 29, 2016, December 31, 2015 and January 1, 2015, the Company recorded integration and other encumbered theater payments of $21.4 million, $20.9 million, $2.6 million, $2.7 million and $2.2 million, respectively, from NCM LLC’s founding members.

(4)	Represents the total number of screens within NCM LLC’s advertising network operated by NCM LLC’s founding members.

(5)	Represents the total screens within NCM LLC’s advertising network.

(6)	Represents the total number of screens that are connected to the DCN.

(7)	Represents the total attendance within NCM LLC’s advertising network.

(8)
Excludes screens and attendance associated with certain AMC Rave, AMC Carmike Cinemas, Inc. ("Carmike") and Cinemark Rave theaters for all periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.

(9)
The prior year balances have been adjusted to reflect the adoption of a change in accounting principle in the first quarter of 2018. Refer to Note 1 to the audited Consolidated Financial Statements for discussion of the nature and impact of the change on the results of operations data for years ended December 28, 2017 and December 29, 2016 and on the balance sheet data as of December 28, 2017. For the years ended December 31, 2015 and January 1, 2015, this adjustment changed the non-operating expenses and income before income taxes by $21.0 million and $35.0 million, respectively, increased the provision for income taxes by $8.4 million and $17.0 million, respectively, and increased consolidated net income and net income attributable to NCM, Inc. balances by $12.6 million and $18.0 million, respectively. The adjustment to net income attributable to NCM, Inc. resulted in a $0.22 and $0.16 increase in basic and diluted EPS, respectively, for the year ended December 31, 2015 and a $0.31 and $0.25 increase in basic and diluted EPS, respectively, for the year ended January 1, 2015. Additionally, total assets increased by $73.0 million, $78.2 million, and $84.3 million; payable to founding members under the TRA increased by $188.4 million, $205.5 million, and $218.4 million; Equity/(deficit) decreased by $115.5 million, $127.3 million, and $134.2 million; and total liabilities and equity increased by $73.0 million, $78.2 million, and $84.3 million for the years ended December 29, 2016, December 31, 2015 and January 1, 2015, respectively. The change in accounting principle does not impact the Company’s operating income, OIBDA, or Adjusted OIBDA.

The following table reconciles operating income to OIBDA and Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	Dec. 31, 2015	Jan. 1, 2015
Operating income	$154.3	$153.9	$173.0	$148.0	$151.7
Depreciation and amortization	39.9	37.6	35.8	32.2	32.4
OIBDA	194.2	191.5	208.8	180.2	184.1
Share-based compensation costs (1)	7.8	11.2	18.3	14.8	7.7
Merger-related administrative costs (2)	—	—	—	34.3	7.5
CEO transition costs (3)	3.4	0.6	3.6	0.6	—
Early lease termination expense (4)	—	1.8	—	—	—
Adjusted OIBDA	$205.4	$205.1	$230.7	$229.9	$199.3
Total revenue	$441.4	$426.1	$447.6	$446.5	$394.0
Adjusted OIBDA margin	46.5%	48.1%	51.5%	51.5%	50.6%

(1)	Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying audited Consolidated Financial Statements.

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
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. Further, during 2018, we launched our Noovie ARcade mobile app which brings augmented reality to our Noovie pre-show and over 1.5 million movie goers have already downloaded the app as of December 27, 2018. We have long-term ESAs (over 18 years remaining as of December 27, 2018) and multi-year agreements with network affiliates, which expire at various dates between March 15, 2019 and July 22, 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 15.8 years as of December 27, 2018. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (95% digital cinema projectors and 5% LCD projectors).
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, OIBDA, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per screen per week, local and regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage (net debt divided by Adjusted OIBDA plus integration and other encumbered theater payments), cash balances and revolving credit facility availability to ensure debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.
Summary Historical and Operating Data
You should read this information in conjunction with the other information contained in this document, and our audited historical financial statements and the notes thereto included elsewhere in this document.
The prior year balances have been adjusted to reflect the adoption of a change in accounting principle in the first quarter of 2018. Refer to Note 1 to the audited Consolidated Financial Statements for discussion of the nature and impact of the change on the results of operations data for years ended December 28, 2017 and December 29, 2016.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data).  Refer to “Item 6. Selected Financial Data—Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA and reconciliation to operating income.

	Years Ended			% Change
($ in millions)	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016	2017 to 2018	2016 to 2017
Revenue	$441.4	$426.1	$447.6	3.6%	(4.8)%
Operating expenses:
Advertising	181.3	178.0	173.9	1.9%	2.4%
Network, administrative and unallocated costs	105.8	94.2	100.7	12.3%	(6.5)%
Total operating expenses	287.1	272.2	274.6	5.5%	(0.9)%
Operating income	154.3	153.9	173.0	0.3%	(11.0)%
Non-operating expenses (income)	50.6	(140.9)	64.1	NM	NM
Income tax expense	23.5	180.3	14.4	(87.0)%	NM
Net income attributable to noncontrolling interests	50.4	56.2	61.6	(10.3)%	(8.8)%
Net income attributable to NCM, Inc.	$29.8	$58.3	$32.9	(48.9)%	77.2%

Net income per NCM, Inc. basic share	$0.39	$0.89	$0.55	(56.2)%	61.8%
Net income per NCM, Inc. diluted share	$0.37	$0.48	$0.54	(22.9)%	(11.1)%

Adjusted OIBDA	$205.4	$205.1	$230.7	0.1%	(11.1)%
Adjusted OIBDA margin	46.5%	48.1%	51.5%	(1.6)%	(3.4)%
Total theater attendance (in millions) (1)	705.1	655.8	688.8	7.5%	(4.8)%

NM = Not meaningful.

(1)
Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.

Our Network—The net screens added to our network by the founding members and network affiliates during 2018 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 28, 2017	16,808	4,042	20,850
New affiliates (1)	—	314	314
Openings, net of closures	(40)	48	8
Balance as of December 27, 2018	16,768	4,404	21,172

(1)	Represents six new affiliates added to our network during 2018.

On December 31, 2018 one of our affiliates did not renew their contract resulting in a reduction of 244 affiliate screens to our network. We believe that adding screens and attendees to our network will provide our advertising clients with a better marketing product with increased reach and improved geographic coverage. We also believe that the continued growth of our market coverage could strengthen our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms.
Basis of Presentation
Prior to the completion of the IPO, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from NCM LLC’s founding members and became a member of and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and NCM LLC’s founding members after the completion of these transactions.
The results of operations data discussed herein were derived from the audited Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2016, 2017 and 2018 contained 52 weeks.  Our 2019 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 27, 2018	2018
December 28, 2017	2017
December 29, 2016	2016
Results of Operations
Fiscal Years 2018 and 2017
Revenue. Total revenue increased $15.3 million, or 3.6%, from $426.1 million for 2017 to $441.4 million for 2018. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2018	2017	2017 to 2018	2017 to 2018
National advertising revenue	$312.0	$296.3	$15.7	5.3%
Local and regional advertising revenue	98.0	99.9	(1.9)	(1.9)%
Founding member advertising revenue from beverage concessionaire agreements	31.4	29.9	1.5	5.0%
Total revenue	$441.4	$426.1	$15.3	3.6%
The following table shows data on revenue per attendee for 2018 and 2017:

	Fiscal Year		% Change
	2018	2017	2017 to 2018
National advertising revenue per attendee	$0.442	$0.452	(2.1)%
Local and regional advertising revenue per attendee	$0.139	$0.152	(8.6)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.581	$0.604	(3.7)%
Total advertising revenue per attendee	$0.626	$0.650	(3.7)%
Total theater attendance (in millions) (1)	705.1	655.8	7.5%

(1)
Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for all periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.

National advertising revenue.  The $15.7 million, or 5.3%, increase in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 2.2% increase in national advertising CPMs (excluding beverage) and a 3.0% increase in impressions sold. The increase in impressions sold was primarily related to a 7.5% increase in network attendance, partially offset by a decrease in national inventory utilization, from 118.5% in 2017 to 113.5% in 2018. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs was due primarily to an increase in scatter market demand, which is inventory not included within an upfront or content partner commitment sold closer to the advertisement air date, typically at higher CPMs. This increase was partially offset by a decrease in content partner revenue in 2018, compared to 2017.
Local and regional advertising revenue. The $1.9 million, or 1.9%, decrease in local and regional advertising revenue was primarily due to an 8.7% decrease in total contract volume, partially offset by a 6.2% increase in average contract value due to an increase in National Spot and other regional deals in 2018, compared to 2017. The decrease in total contract volume was primarily related to a decrease in the number of contracts over $100,000 within the automobile and airline categories in 2018, compared to 2017.
Founding member beverage revenue. The $1.5 million, or 5.0%, increase in national advertising revenue from founding members' beverage concessionaire agreements was primarily due to a 6.5% increase in founding member attendance and an increase in beverage revenue CPMs in 2018, compared to 2017. The 2018 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2016 to 2017, which increased 1.1%.
Operating expenses. Total operating expenses increased $14.9 million, or 5.5%, from $272.2 million for 2017 to $287.1 million for 2018.  The following table shows the changes in operating expense for 2018 and 2017 (in millions):

	Fiscal Year		$ Change	% Change
	2018	2017	2017 to 2018	2017 to 2018
Advertising operating costs	$37.4	$32.4	$5.0	15.4%
Network costs	13.3	15.8	(2.5)	(15.8)%
Theater access fees—founding members	81.7	76.5	5.2	6.8%
Selling and marketing costs	66.5	72.0	(5.5)	(7.6)%
Administrative and other costs	48.3	37.9	10.4	27.4%
Depreciation and amortization	39.9	37.6	2.3	6.1%
Total operating expenses	$287.1	$272.2	$14.9	5.5%
Advertising operating costs. Advertising operating costs increased $5.0 million, or 15.4%, from $32.4 million in 2017 to $37.4 million in 2018. This increase was primarily due to a $4.3 million increase in affiliate advertising payments related to higher revenue, a 9.2% increase in affiliate screens in our network during the year ended 2018, compared to the year ended 2017, as well as a slight increase in the associated effective revenue share percentages for the new affiliates in 2018, compared to the year ended 2017, partly due to the payment of minimum guarantees. Additionally, there was a $1.1 million increase in personnel related expenses primarily driven by higher salary expense and accrued performance-based compensation in 2018, as compared to 2017.
Network costs. Network costs decreased $2.5 million, or 15.8%, from $15.8 million in 2017 to $13.3 million in 2018. This decrease was primarily due to a $2.5 million decrease in personnel related expenses in the year ended 2018 as compared to the year ended 2017. This decrease is primarily due to severance expense recorded in the first quarter of 2017 due to the elimination of certain positions within network operations and media production and the resulting decrease in salary expense in the year ended 2018, compared to the year ended 2017, due to the aforementioned reduction in headcount. The decrease in personnel related expenses is also driven by lower non-cash share-based compensation expense related to a decrease in the volume of awards granted in 2018, compared to prior years and a decrease in the projected vesting of performance-based awards as of December 27, 2018, compared to December 28, 2017.
Theater access fees—founding members. Theater access fees increased $5.2 million, or 6.8%, from $76.5 million in 2017 to $81.7 million in 2018.  The expense associated with founding member attendance increased $2.9 million due to a 6.5% increase in attendance at founding members' theaters and $2.4 million due to an increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of December 27, 2018), including higher quality digital cinema projectors and related equipment, due to the annual 5% rate increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $5.5 million, or 7.6%, from $72.0 million in 2017 to $66.5 million in 2018. This decrease was primarily related to a $4.6 million decrease in personnel related expenses primarily due to 1) lower non-cash share-based compensation expense related to 2) a decrease in the volume of awards granted in 2018, compared to prior years and a decrease in the projected vesting of performance based awards as of December 27, 2018, compared to December 28, 2017 and a decrease in salary and commission expense in the year ended 2018, compared to 2017 due to the elimination of certain sales leadership positions in late 2017 and early 2018 and a decrease in local revenue. The decrease was also due to a $3.1 million non-cash impairment charge realized in 2017, compared to $0.4 million realized in 2018, related to investments obtained in prior years in exchange for advertising services, a $0.9 million decrease in online publisher expense related to a decrease in our agreed upon digital advertising rates, and a $0.7 million decrease in market research expense in 2018, compared to 2017. These expenses were partially offset by a $3.6 million increase in non-cash barter expense primarily related to the nature and timing of these expenses in 2018, compared to 2017.
Administrative and other costs. Administrative and other costs increased $10.4 million, or 27.4%, from $37.9 million in the year ended 2017 to $48.3 million in the year ended 2018. Administrative and other costs increased primarily due to 1) an increase of $3.5 million related to our digital service offerings for personnel related costs, consulting costs, and licensing costs, 2) a $2.9 million increase in CEO transition costs related to severance expense incurred in 2018 following the resignation of our former CEO, as well as costs related to the search to identify a permanent CEO, 3) a $1.6 million increase in other personnel related expenses due to a decrease in capitalized personnel costs resulting from the nature of the work being performed by our information technology department in 2018, as compared to 2017, 4) a $2.1 million increase in legal and professional expense driven by $1.4 million in legal and professional fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018, 5) a $1.0 million increase in rent expense related to the relocation of our corporate headquarters in 2018 and 6) a $0.9 million increase in consulting services in 2018, as compared to 2017. These increases in administrative and other costs were partially offset by the absence of a $1.8 million non-cash early lease termination charge for our previous corporate headquarters (the payment was reimbursed by the landlord) that occurred in 2017.
Depreciation and amortization.  Depreciation and amortization expense increased $2.3 million, or 6.1%, from $37.6 million in 2017 to $39.9 million in 2018 primarily due to an increase in amortization expense of intangible assets from our annual common unit adjustment and an increase in depreciation expense primarily from new equipment and leasehold improvements associated with the relocation of our corporate headquarters.
Non-operating expenses (income).  Total non-operating expenses increased $191.5 million, or 135.9%, from $140.9 million in non-operating income for 2017 to $50.6 million in non-operating expense for 2018.  The following table shows the changes in non-operating expense for 2018 and 2017 (in millions):

	Fiscal Year		$ Change	% Change
	2018	2017	2017 to 2018	2017 to 2018
Interest on borrowings	$55.4	$52.8	$2.6	4.9%
Interest income	(1.5)	(1.2)	(0.3)	25.0%
Loss on early retirement of debt, net	0.7	—	0.7	—%
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(3.8)	(192.2)	188.4	NM
Other non-operating (income)	(0.2)	(0.3)	0.1	(100.0)%
Total non-operating expense (income)	$50.6	$(140.9)	$191.5	135.9%

NM = Not meaningful.

The increase in non-operating expense was due primarily to a $188.4 million decrease in the gain on the re-measurement of the payable to founding members under the TRA. The gain on the re-measurement of the payable to the founding members in 2017 was due primarily to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017 which made broad and complex changes to the U.S. tax code, including, the reduction of the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of our payable to the founding members under the TRA as of December 28, 2017 at the lower tax rate. The increase in non-operating expense is also due to a $2.6 million increase in interest on borrowings due to a 0.33% increase in our weighted average interest rate driven by an increase in the LIBOR rate on our term loans in 2018, compared to 2017 and a $0.7 million net loss on the early retirement of debt related to the refinancing of the senior secured credit facility during the second quarter of 2018, partially offset by a gain realized in 2018 on the repurchase of some of our Notes due 2026 at a discount.
Income tax expense. Income tax expense decreased $156.8 million from $180.3 million for 2017 to $23.5 million for 2018. The decrease in income tax expense was primarily due to the Tax Act enacted in 2017 and the resulting reduction of the U.S. federal corporate tax rate from 35% to 21%, which decreased our net deferred tax assets and increased the corresponding deferred tax expense by $164.8 million during 2017. This decrease was partially offset by $6.9 million of deferred tax expense recorded in 2018 following a net decrease in the Company's deferred rate due to a change in state tax law regarding income sourcing, partially offset by new state tax apportionment rates.
Net income. Net income decreased $28.5 million from $58.3 million in 2017 to $29.8 million in 2018. The decrease was due to a $191.5 million increase in non-operating expense, partially offset by a $156.8 million decrease in income tax expense, as described above, a $5.8 million decrease in net income attributable to noncontrolling interests, and a $0.4 million increase in operating income primarily due to higher revenue in 2018 as compared to 2017.
Fiscal Years 2017 and 2016
Revenue. Total revenue decreased $21.5 million, or 4.8%, from $447.6 million for 2016 to $426.1 million for 2017. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
National advertising revenue	$296.3	$311.9	$(15.6)	(5.0)%
Local and regional advertising revenue	99.9	107.0	(7.1)	(6.6)%
Founding member advertising revenue from beverage concessionaire agreements	29.9	28.7	1.2	4.2%
Total revenue	$426.1	$447.6	$(21.5)	(4.8)%
 The following table shows data on revenue per attendee for 2017 and 2016:

	Fiscal Year		% Change
	2017	2016	2016 to 2017
National advertising revenue per attendee	$0.452	$0.453	(0.2)%
Local and regional advertising revenue per attendee	$0.152	$0.155	(1.9)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.604	$0.608	(0.7)%
Total advertising revenue per attendee	$0.650	$0.650	—%
Total theater attendance (in millions) (1)	655.8	688.8	(4.8)%

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
Local and regional advertising revenue.  The $7.1 million, or 6.6%, decrease in local and regional advertising revenue was driven by a 6.2% decrease in the volume of contracts and a 2.8% decrease in the average contract dollar amount, primarily related to a decrease in spending within the military and tourism category in 2017, compared to 2016. Additionally, local and regional advertising revenue was adversely impacted by hurricanes Harvey and Irma due to reduced advertising spending during the recovery from the storms as well as, by the transfer of AMC theaters to another advertising provider in accordance with the Final Judgment with the DOJ (which were partially offset by the addition of theaters from new affiliates). This decrease in local and regional advertising revenue was partially offset by an increase in online and mobile revenue of approximately $1.9 million in 2017, compared to 2016.
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
Operating expenses. Total operating expenses decreased $2.4 million, or 0.9%, from $274.6 million for 2016 to $272.2 million for 2017.  The following table shows the changes in operating expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Advertising operating costs	$32.4	$30.0	$2.4	8.0%
Network costs	15.8	17.1	(1.3)	(7.6)%
Theater access fees—founding members	76.5	75.1	1.4	1.9%
Selling and marketing costs	72.0	72.8	(0.8)	(1.1)%
Administrative and other costs	37.9	43.8	(5.9)	(13.5)%
Depreciation and amortization	37.6	35.8	1.8	5.0%
Total operating expenses	$272.2	$274.6	$(2.4)	(0.9)%
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
Non-operating (income) expenses. Total non-operating expenses decreased $205.0 million, or 319.8%, from $64.1 million in non-operating expense for 2016 to $140.9 million in non-operating income for 2017.  The following table shows the changes in non-operating (income) expense for 2017 and 2016 (in millions):

	Fiscal Year		$ Change	% Change
	2017	2016	2016 to 2017	2016 to 2017
Interest on borrowings	$52.8	$54.0	$(1.2)	(2.2)%
Interest income	(1.2)	(1.5)	0.3	(20.0)%
Loss on early retirement of debt	—	10.4	(10.4)	100.0%
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(192.2)	1.2	(193.4)	NM
Other non-operating (income) expense	(0.3)	—	(0.3)	(100.0)%
Total non-operating (income) expenses	$(140.9)	$64.1	$(205.0)	(319.8)%

NM = Not meaningful.

The decrease in non-operating expense was due primarily to an increase in the gain on the re-measurement of the payable to the founding members under the TRA of $193.4 million in 2017, the absence of a $10.4 million loss on the early retirement of debt recorded in 2016 for the redemption of the senior unsecured notes and a $1.2 million decrease in interest on borrowings primarily related to a one-month period in 2016 between the issuance and redemption of notes, whereby interest was paid on both notes. The gain on the re-measurement of the payable to the founding members was due primarily to the Tax Act and the resulting reduction of the U.S. federal corporate tax rate from 35% to 21% which resulted in the re-measurement of our payable to the founding members under the TRA at the lower tax rate.
Income tax expense. Income tax expense increased $165.9 million from $14.4 million in 2016 to $180.3 million in 2017. The increase in income tax expense was primarily due to the Tax Act and the resulting reduction of the U.S. federal corporate tax rate from 35% to 21%, which decreased our net deferred tax assets and increased the corresponding deferred tax expense by $164.8 million during 2017.
Net income. Net income increased $25.4 million from $32.9 million for 2016 to $58.3 million for 2017. The increase in net income was due to a $205.0 million decrease in non-operating expense and a $5.4 million decrease in income attributable to noncontrolling interests, partially offset by a $165.9 million increase in income tax expense, as described above, and a $19.1 million decrease in operating income.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the years ended 2018 and 2017, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC, which in 2018 increased 0.7%. Thus, the CPM on our beverage concessionaire revenue in 2019 will increase by 0.7% compared to 2018.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the next increase occurring in fiscal year 2022. Pursuant to the ESAs, the payment per digital screen increases annually by 5%.
The Impact of the Tax Reform— On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act made broad and complex changes to the U.S. tax code that affected our fiscal year ending December 27, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) creating full expensing of qualified property, (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (5) limiting the amount of compensation that can be deducted for highly compensated officers by terminating the exclusion of performance-based compensation from the $1 million per employee, per year limitation.  We expect the most significant impact of the Tax Act to be an annual reduction of the payments made to the founding members under the TRA of approximately $8.0 to $10.0 million beginning with the payment for the year ending December 27, 2018 which will be made in 2019. This estimate is based on the impact that the new lower tax rates, and other Tax Act provisions, had on our payment for the year ending December 27, 2018.
Financial Condition and Liquidity
Liquidity
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as, available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark and Regal, interest or principal payments on our term loan and the Notes due 2022 and Notes due 2026, income tax payments, TRA payments to the founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders.
A summary of our financial liquidity is as follows (in millions):

	Years Ended			$ Change
	December 27, 2018	December 28, 2017	December 29, 2016	2017 to 2018	2016 to 2017
Cash, cash equivalents and marketable securities (1)	$75.6	$59.5	$68.7	$16.1	$(9.2)
Revolver availability (2)	143.2	158.2	158.8	(15.0)	(0.6)
Total liquidity	$218.8	$217.7	$227.5	$1.1	$(9.8)

(1)
Included in cash and cash equivalents as of December 27, 2018, December 28, 2017 and December 29, 2016 there was $7.2 million, $4.6 million and $10.7 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.

(2)
The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million, $175.0 million and $135.0 million less $4.8 million, $4.8 million and $1.2 million, respectively, of outstanding letters of credit or $170.2 million, $170.2 million and $133.8 million, respectively, as of December 27, 2018, December 28, 2017 and December 29, 2016, respectively.

We have generated and used cash as follows (in millions):

	Years Ended
	2018	2017	2016
Operating cash flow	$150.3	$138.9	$133.5
Investing cash flow	(16.1)	8.5	(4.3)
Financing cash flow	(123.0)	(140.2)	(137.9)

Cash Flows – Fiscal Years 2018 and 2017
Operating Activities. The $11.4 million increase in cash provided by operating activities for 2018, compared to 2017 was due primarily to a $10.8 million increase in the change in accounts receivable related to higher collections, a $3.3 million increase in the change in deferred revenue, and a $3.1 million increase in the change in accounts payable and accrued expenses due to timing of payments. This increase was partially offset by a decrease of $3.4 million in non-cash share-based compensation due to a decrease in the volume of awards granted in 2018, as compared to 2017 and a decrease of $3.2 million in consolidated net income less the net change in tax related to non-cash items year over year.
Investing Activities. The $24.6 million increase in cash used in investing activities for 2018, compared to 2017 was due primarily to lower proceeds of marketable securities, net of purchases, of $21.4 million and a $2.8 million decrease in proceeds from founding member notes receivable due to timing of payments.
Financing Activities. The $17.2 million decrease in cash used in financing activities during 2018, compared to 2017 was primarily due to an $18.0 million increase in proceeds from borrowings, net of repayments, under our senior secured credit facility, a $9.8 million increase in founding member integration and other encumbered theater payments, and a $5.2 million decrease in distributions to founding members, year over year. These decreases were partially offset by a $14.2 million increase in cash used in the repayment of our Notes due 2026 and an increase of $6.9 million in the payment of debt issuance costs related to the senior secured credit facility, as described within Note 10—Borrowings to the audited Consolidated Financial Statements in Item 8 of this Form 10-K.
Cash Flows – Fiscal Years 2017 and 2016
Operating Activities. The $5.4 million increase in cash provided by operating activities for 2017 compared to 2016 was due primarily to an increase in the change in accounts receivable of $13.4 million related to higher collections and a decrease of $6.5 million in payments to founding members under the TRA, partially offset by a net decrease of $8.2 million in consolidated net income less the net change in tax related to non-cash items and an increase of $5.8 million in the change in accounts payable and accrued expenses due to timing of payments.
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
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 27, 2018 were $68.4 million (excluding $7.2 million of cash held by NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.  Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2017 and 2018 and the debt outstanding as of December 27, 2018.
Management believes that future funds generated from NCM LLC’s operations and cash on hand and availability under the revolving credit facility should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, and capital expenditures, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, interest on borrowings under our revolving credit agreement and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (Regal, Cinemark and NCM, Inc.). The available cash distribution to the members of NCM LLC for 2018 was approximately $146.0 million, of which approximately $71.3 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund payments associated with the TRA with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on February 21, 2019 of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 5, 2019 to be paid on March 19, 2019. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute over time a substantial portion of its free cash flow.
Capital Expenditures
Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software and advertising proposal and inventory management, audience targeting and data management systems, equipment required for our NOC and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to digitize all or a portion of a network affiliate’s theaters when they are added to our network.  Capital expenditures in 2018 were $15.4 million (including $6.9 million associated with digital product development; $1.9 million in leasehold improvements at our new corporate headquarters, of which $1.1 million was reimbursed by the landlord for a net cash expenditure of $0.8 million; and $0.9 million associated with network affiliate additions) compared to $12.3 million (including $1.9 million associated with network affiliate additions and $1.0 million associated with digital product development) for the 2017 period.  The capital expenditures have typically been satisfied through cash flow from operations.  All capital expenditures related to the DCN within the founding members’ theaters have been made by the founding members under the ESAs.  We expect they will continue to be made by the founding members in accordance with the ESAs.
We expect to make approximately $15.0 million to $16.0 million of capital expenditures in fiscal 2019, primarily for approximately $8.0 million of digital product development including the finalization of Noovie.com, development of a Noovie Trivia web and mobile app, further Noovie ARcade development, and enhancements to the Fantasy Movie League web and mobile apps. We expect these digital products to allow us to capture exclusive first party data on our movie audiences and build our own foundational capabilities for digital ad buying, selling and serving. We also expect approximately $8.0 million of capital expenditures related to upgrades to our Digital Content Software distribution and content management software and our other internal management systems, including our proposal, inventory and data management systems, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. We expect these upgrades and improvements to our management reporting systems, which are intended to provide additional advertising scheduling and placement flexibility for our clients, should enhance our operating efficiencies, including allowing us to better manage our advertising inventory, create more targeted buys and provide more robust campaign data for our advertising clients to help drive future growth. Our capital expenditures may increase as we add additional network affiliates to our network.  We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.  The commitments associated with our operating lease requirements are included in “Contractual and Other Obligations” below.
Financings
In June 2018, we entered into a credit agreement to replace NCM LLC's previous senior secured credit facility. Consistent with the structure of the previous facility, the new credit agreement consists of a term loan facility and a revolving credit facility for $270.0 million and $175.0 million, respectively. The new agreement extended the maturity dates by 5.5 years to June 20, 2025 for the term loan facility and 3.5 years to June 20, 2023 for the revolving credit facility, in each case contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then both the term loan facility and the revolving credit facility will instead mature on December 30, 2021. The interest rate under the term loan facility is either the LIBOR index plus 3.00% or the base rate plus 2.00% and the rate under the revolving credit facility is either the LIBOR index plus an applicable margin ranging from 1.75%-2.25% or the base rate plus an applicable margin ranging from 0.75%-1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC. As of December 27, 2018, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $269.4 million term loan, following NCM LLC's required principal amortization payment of $0.6 million which reduced the outstanding balance to $269.4 million from $270.0 million.
On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due 2026. During 2018, the Company repurchased a total of $15.0 million of the Notes due 2026 at an average of 94.7% of their face amount and canceled such notes, reducing the principal amount to $235.0 million as of December 27, 2018. This re-purchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of the write off of debt issuance costs, of $0.6 million during the year ended December 27, 2018. The re-purchase is expected to result in interest savings to maturity of approximately $6.8 million.

NCM LLC also has a private placement of $400.0 million in aggregate principal amount of 6.00% Senior Secured Notes due August 15, 2022. The Notes due 2022 pay interest semi-annually in arrears.
The Company may continue to opportunistically pay down NCM LLC's outstanding debt balance, while ensuring that the Company's financial flexibility is maintained.
The new senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period (commencing with the quarterly period ending September 27, 2018) and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period (beginning with the quarterly period ending September 27, 2018) in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of December 27, 2018, NCM LLC’s consolidated net senior secured leverage ratio was 3.2 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 4.2 times (versus the covenant of 6.25 times).
There are no borrower distribution restrictions as long as NCM LLC’s consolidated net senior secured leverage ratio is below 6.5 times and NCM LLC is in compliance with its debt covenants. If there are limitations on the restricted payments, NCM LLC may not declare or pay any dividends, make any payments on account of NCM LLC, set aside assets for the retirement or other acquisition of capital stock of the borrower or any subsidiary, or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of the management agreement. NCM, Inc. can also make payments pursuant to the TRA in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.
As a result of the new senior secured credit facility, we extended the average maturities of our debt and as of December 27, 2018, the weighted average remaining maturity was 5.4 years. As of December 27, 2018, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

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
Sensitivity Analysis.  As of December 27, 2018, our allowance for doubtful accounts was $6.0 million, or 3.9% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 27, 2018 would have affected net income attributable to NCM, Inc. by approximately $0.2 million.
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
The fair value of restricted stock and restricted stock units is based on the closing market price of our common stock on the date of grant. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment.  We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, we estimate a forfeiture rate to reflect the potential separation of employees.
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
Income Taxes
Nature of Estimates Required.  We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. We recognized a deferred tax asset associated with the basis difference in our investment in NCM LLC. However, a portion of the total basis difference will only reverse upon the sale of our interest in NCM LLC, which we expect would result in a capital loss. Therefore, as of December 27, 2018 we have a valuation allowance in the amount of $80.1 million against the deferred tax asset to which this portion relates. We have incurred taxable losses in recent years due primarily to amortization of intangible assets recorded on our tax returns resulting from an election by NCM LLC made under Internal Revenue Code § 754 of the Internal Revenue Code to step-up the Company’s outside basis in its share of NCM LLC’s inside basis of assets under IRC §743(b).  No valuation allowance is deemed necessary for these deferred tax assets as we expect future taxable income (as amortization of these items will cease) and we expect to be able to utilize our net operating loss carryforwards prior to their expiration. Further, we have and continue to expect to generate pre-tax book income. On December 22, 2017, the U.S. government enacted the Tax Act. This legislation led to adjustments to our net deferred tax assets and payable to founding members under the TRA primarily due to the reduction in the U.S. federal corporate tax rate. Further due to our expectation of future taxable income we have not recorded any impact of the Net Business Interest Expense Limitation IRC § 163(j) on our payable to founding members under the TRA.
In addition, due to the basis differences resulting from our IPO-related transactions (including the TRA with the founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the TRA to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above.  The requirements of the TRA, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements.  If we were to fail to meet certain of the requirements of the TRA, we could be subject to additional payments to taxing authorities or to the founding members.  We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the audited Consolidated Financial Statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
For fiscal 2018, our provision for income taxes was $23.5 million.  Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.
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
Contractual and Other Obligations
Our contractual obligations as of December 27, 2018 were as follows:

	Payments Due by Period (in millions)
	Within 1 fiscal year	1-3 fiscal years	3-5 fiscal years	Thereafter	Total
Borrowings (1)	$2.7	$5.4	$432.4	$490.9	$931.4
Cash interest on borrowings (2)	53.9	106.5	66.3	59.1	285.8
Office leases	3.5	6.7	6.8	22.1	39.1
Payable to founding members under TRA (3)	15.5	28.5	36.3	130.8	211.1
Total contractual cash obligations	$75.6	$147.1	$541.8	$702.9	$1,467.4

(1)
We have a $175.0 million variable rate revolving credit facility of which $27.0 million was outstanding as of December 27, 2018 and $4.8 million is restricted due to outstanding letters of credit.  Debt service requirements under this agreement depend on the amounts borrowed and the level of the base interest rate, in addition to a commitment fee on the unused portion of the revolving credit facility.  Refer to further discussion of the secured credit facility under “—Financial Condition and Liquidity-Financings” above.

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

(3)
The TRA entered into at the completion of our IPO provides for the payment by us to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of certain increases in our proportionate share of tax basis in NCM LLC’s tangible and intangible assets.  The payments to NCM LLC’s founding members are based, in part, on actual annual income and as such, will vary based on our operating results.  The value in the table represents the estimated amounts payable under the TRA as of December 27, 2018.

The ESAs require payments based on a combination of founding member attendance, the number of digital screens of each founding member and the number of higher quality digital cinema systems of each NCM LLC founding member.  The amount relating to the attendance factor will vary from quarter to quarter and year to year as theater attendance varies, while the amount relating to the digital screens and digital cinema systems will also vary quarter to quarter and year to year as screens are converted to digital screens and other screens are added or removed through acquisition, divestiture or closure activities of the founding members. The payments made to the founding members also will vary due to the escalation of the rates paid for each factor pursuant to the amended and restated ESAs. The rate per attendee increases 8% every five years, with the next such increase taking effect for fiscal year 2022, while the rate per digital screen and digital cinema system screen increase 5% annually.  The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. Payments to affiliates vary based on revenue attributed to the affiliate for the period and thus will vary from quarter to quarter and year to year as advertising revenue varies. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. The table above does not include amounts payable under the ESAs or to affiliates as they are based on variable factors, which are not capable of precise estimation. Refer to Note 13 to the audited Consolidated Financial Statements included elsewhere in this document for the maximum guarantee amount under the affiliate agreements.
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
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2016, 2017 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%
FY 2018	18.2%	25.8%	24.9%	31.1%

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2022 bear interest at fixed rates, and therefore are not subject to market risk. As of December 27, 2018, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $269.4 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $27.0 million and $269.4 million outstanding as of December 27, 2018 on our revolving credit facility and term loan, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National CineMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary (the "Company") as of December 27, 2018 and December 28, 2017, the related consolidated statements of income, comprehensive income, equity(deficit), and cash flows for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2018 and December 28, 2017, the results of its operations and its cash flows for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 21, 2019

We have served as the Company’s auditor since 2006.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 27, 2018	December 28, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41.4	$30.2
Short-term marketable securities	24.0	13.1
Receivables, net of allowance of $6.0 and $6.0, respectively	149.9	160.6
Income tax receivable	0.3	0.2
Amounts due from founding members, net	5.8	—
Current portion of notes receivable - founding members (related parties of $4.2 and $4.2, respectively)	5.6	4.2
Prepaid expenses and other current assets	3.9	4.3
Total current assets	230.9	212.6
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $62.5 and $70.4, respectively	33.6	30.7
Intangible assets, net of accumulated amortization of $172.7 and $145.4, respectively	684.5	717.2
Deferred tax assets, net of valuation allowance of $80.1 and $98.1, respectively	173.9	186.0
Long-term notes receivable, net of current portion - founding members	—	4.1
Other investments	3.0	3.5
Long-term marketable securities	10.2	16.2
Debt issuance costs, net	5.0	1.3
Other assets	0.7	1.5
Total non-current assets	910.9	960.5
TOTAL ASSETS	$1,141.8	$1,173.1
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	30.0	32.7
Payable to founding members under the TRA (related party payables of $11.2 and $19.6, respectively)	15.5	19.6
Accrued expenses	21.7	19.9
Accrued payroll and related expenses	15.3	11.1
Accounts payable	18.0	19.3
Deferred revenue	7.3	7.1
Short-term debt	2.7	—
Total current liabilities	110.5	109.7
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $7.8 and $8.7, respectively	920.9	923.3
Income tax payable	—	0.3
Payable to founding members under the TRA (related party payables of $141.1 and $212.6, respectively)	195.6	212.6
Other liabilities	4.0	2.0
Total non-current liabilities	1,120.5	1,138.2
Total liabilities	1,231.0	1,247.9
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 76,976,398 and 76,242,222 issued and outstanding, respectively	0.8	0.8
Additional paid in capital (deficit)	(215.2)	(233.1)
Retained earnings (distributions in excess of earnings)	(153.6)	(130.2)
Total NCM, Inc. stockholders’ equity/(deficit)	(368.0)	(362.5)
Noncontrolling interests	278.8	287.7
Total equity/(deficit)	(89.2)	(74.8)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$1,141.8	$1,173.1
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Revenue (including revenue from related parties of $28.4, $29.9 and $29.1, respectively)	$441.4	$426.1	$447.6
OPERATING EXPENSES:
Advertising operating costs	37.4	32.4	30.0
Network costs	13.3	15.8	17.1
Theater access fees—founding members (including fees to related parties of $69.0, $76.5 and $75.1, respectively)	81.7	76.5	75.1
Selling and marketing costs	66.5	72.0	72.8
Administrative and other costs	48.3	37.9	43.8
Depreciation and amortization	39.9	37.6	35.8
Total	287.1	272.2	274.6
OPERATING INCOME	154.3	153.9	173.0
NON-OPERATING EXPENSES:
Interest on borrowings	55.4	52.8	54.0
Interest income	(1.5)	(1.2)	(1.5)
Loss on early retirement of debt, net	0.7	—	10.4
(Gain) loss on re-measurement of the payable to founding members under the TRA	(3.8)	(192.2)	1.2
Other non-operating income	(0.2)	(0.3)	—
Total	50.6	(140.9)	64.1
INCOME BEFORE INCOME TAXES	103.7	294.8	108.9
Income tax expense	23.5	180.3	14.4
CONSOLIDATED NET INCOME	80.2	114.5	94.5
Less: Net income attributable to noncontrolling interests	50.4	56.2	61.6
NET INCOME ATTRIBUTABLE TO NCM, INC.	29.8	58.3	32.9
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$29.8	$58.3	$32.9

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.39	$0.89	$0.55
Diluted	$0.37	$0.48	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	76,859,087	65,226,817	59,788,026
Diluted	157,403,910	151,067,270	60,605,570

Dividends declared per common share	$0.68	$0.88	$0.88

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)
(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
	Consolidated	Shares	Amount
Balance—December 31, 2015	$(229.9)	59,239,154	$0.6	$(357.0)	$(108.8)	$235.3
Distributions to founding members	(75.1)	—	—	—	—	(75.1)
NCM LLC equity issued for purchase of intangible asset	21.1	—	—	9.2	—	11.9
Income tax and other impacts of NCM LLC ownership changes	(2.3)	—	—	(3.7)	—	1.4
Comprehensive income, net of tax	94.5	—	—	—	32.9	61.6
Share-based compensation issued	(4.4)	635,258	—	(4.4)	—	—
Share-based compensation expense/capitalized	18.8	—	—	12.4	—	6.4
Cash dividends declared $0.88 per share	(54.9)	—	—	—	(54.9)	—
Balance—December 29, 2016	$(232.2)	59,874,412	$0.6	$(343.5)	$(130.8)	$241.5
Distributions to founding members	(85.0)	—	—	—	—	(85.0)
NCM LLC equity issued for purchase of intangible asset	201.8	—	—	78.8	—	123.0
Income tax and other impacts of NCM LLC ownership changes	(23.6)	—	—	28.6	—	(52.2)
Issuance of shares to founding members	84.9	15,600,000	0.2	84.7	—	—
NCM, Inc. investment in NCM LLC	(84.9)	—	—	(84.9)	—	—
Comprehensive income, net of tax	114.5	—	—	—	58.3	56.2
Share-based compensation issued	(4.1)	767,810	—	(4.1)	—	—
Share-based compensation expense/capitalized	11.5	—	—	7.3	—	4.2
Cash dividends declared $0.88 per share	(57.7)	—	—	—	(57.7)	—
Balance—December 28, 2017	$(74.8)	76,242,222	$0.8	$(233.1)	$(130.2)	$287.7
Cumulative-effect adjustment for adoption of 2014-09	(0.2)	—	—	—	(0.2)	—
Distributions to founding members	(72.3)	—	—	—	—	(72.3)
NCM LLC equity issued for purchase of intangible asset	15.9	—	—	7.7	—	8.2
Income tax and other impacts of NCM LLC ownership changes	9.5	—	—	7.0	—	2.5
Comprehensive income, net of tax	80.2	—	—	—	29.8	50.4
Share-based compensation issued	(2.4)	734,176	—	(2.4)	—	—
Share-based compensation expense/capitalized	7.9	—	—	5.6	—	2.3
Cash dividends declared $0.68 per share	(53.0)	—	—	—	(53.0)	—
Balance—December 27, 2018	$(89.2)	76,976,398	$0.8	$(215.2)	$(153.6)	$278.8

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$80.2	$114.5	$94.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	23.3	181.9	16.7
Depreciation and amortization	39.9	37.6	35.8
Non-cash share-based compensation	7.8	11.2	18.3
Impairment on investment	0.4	3.1	0.7
Reversal of income tax reserve	(0.4)	(1.7)	(2.9)
Amortization of debt issuance costs	2.6	2.6	2.6
Loss on early retirement of debt, net	0.7	—	10.4
Non-cash (gain) loss on re-measurement of the payable to founding members under the TRA	(3.8)	(192.2)	1.2
Other	(0.5)	(0.3)	—
Cash distributions from non-consolidated entities	0.2	0.3	0.2
Proceeds from lessor on purchases of property, plant, and equipment	1.0	—	—
Changes in operating assets and liabilities:
Receivables, net	10.7	(0.1)	(13.5)
Accounts payable and accrued expenses	4.8	1.7	(4.1)
Amounts due to founding members, net	(0.1)	0.3	(0.1)
Payment to founding members under the TRA	(18.4)	(18.8)	(25.3)
Deferred revenue	0.2	(3.1)	—
Income taxes and other	1.7	1.9	(1.0)
Net cash provided by operating activities	150.3	138.9	133.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14.2)	(11.6)	(12.9)
Acquisition of a business	—	(0.2)	—
Purchases of marketable securities	(36.8)	(34.4)	(54.7)
Proceeds from sale and maturities of marketable securities	32.2	50.9	62.8
Proceeds from restricted cash	—	0.3	—
Purchases of intangible assets from network affiliates	(0.1)	(2.1)	(2.3)
Proceeds from notes receivable - founding members (including payments from related parties of $1.4, $5.6 and $2.8, respectively)	2.8	5.6	2.8
Net cash (used in) provided by investing activities	(16.1)	8.5	(4.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(54.4)	(58.7)	(54.6)
Proceeds from revolving credit facility	193.2	80.0	126.0
Repayments of revolving credit facility	(178.2)	(83.0)	(177.0)
Proceeds from term loan facility	270.0	—	—
Repayments of term loan facility	(270.7)	—	—
Proceeds from issuance of Senior Notes due 2026	—	—	250.0
Repayments of Senior Notes due 2026	(14.2)	—	—
Redemption of Senior Notes due 2021	—	—	(207.9)
Payment of debt issuance costs	(6.9)	—	(4.8)
Founding member integration and other encumbered theater payments (including payments from related parties of $17.2, $12.9 and $2.4, respectively)	22.7	12.9	2.4
Distributions to founding members	(82.1)	(87.3)	(67.6)
Proceeds from stock option exercises	—	0.6	0.5
Repurchase of stock for restricted stock tax withholding	(2.4)	(4.7)	(4.9)
Net cash used in financing activities	(123.0)	(140.2)	(137.9)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11.2	7.2	(8.7)
Cash, cash equivalents, and restricted cash at beginning of period	30.2	23.0	31.7
Cash, cash equivalents, and restricted cash at end of period	$41.4	$30.2	$23.0
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$15.9	$201.8	$21.1
Accrued distributions to founding members	$27.9	$37.6	$39.9
Accrued integration and other encumbered theater payments from founding members (including accrued payments due from related parties of $0.4, $0.0 and $0.0, respectively)	$7.8	$9.0	$—
Purchase of subsidiary equity with NCM, Inc. equity	$—	$84.9	$—
Accrued purchases of property and equipment	$1.1	$0.4	$—
Increase in cost and equity method investments	$—	$—	$2.0
(Decrease) increase in dividend equivalent accrual not requiring cash in the period	$(1.4)	$(1.0)	$0.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$54.1	$49.9	$52.5
Cash paid for income taxes, net of refunds	$0.3	$(1.7)	$0.5

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCM, Inc. was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of NCM LLC, a limited liability company owned by NCM, Inc., Cinemark and Regal. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. The Company operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under ESAs with the founding members and certain third-party theater circuits under long-term network affiliate agreements referred to in this document as “network affiliates”, which have terms from one to twenty years.
As of December 27, 2018, NCM LLC had 157,637,220 common membership units outstanding, of which 76,976,398 (48.8%) were owned by NCM, Inc., 41,142,178 (26.1%) were owned by Regal, 39,518,644 (25.1%) were owned by Cinemark and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis. On July 5, 2018, AMC closed on the sale of 100.0% of its remaining NCM LLC membership units to Cinemark and Regal.
Basis of Presentation
The Company has prepared its Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior years’ financial statements to conform to the current presentation (refer to the Consolidated Balance Sheet, whereby the Company presented prepaid expenses and other assets as one line item and Note 7—Income Taxes, whereby a certain line item previously included within the 'Other' caption of the income tax provision reconciliation was broken out separately due to its significance in 2018).
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
Significant Accounting Policies
Accounting Period— The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal years 2016, 2017 and 2018 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 27, 2018	2018
December 28, 2017	2017
December 29, 2016	2016

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and LEN advertising and lobby promotions and advertising on websites and mobile applications owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for the performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Concentration of Credit Risk and Significant Customers —Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies who have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant.  As of December 27, 2018 and December 28, 2017, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, there were no customers that accounted for more than 10% of revenue.
Receivables consisted of the following (in millions):

	As of
	December 27, 2018	December 28, 2017
Trade accounts	$154.0	$166.4
Other	1.9	0.2
Less: Allowance for doubtful accounts	(6.0)	(6.0)
Total	$149.9	$160.6

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
Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s inventory management systems, digital products, digital network distribution system (DCS) and website development costs, which are included in equipment, and are depreciated over three to five years. As of December 27, 2018 and December 28, 2017, the Company had a net book value of $17.4 million and $16.5 million, respectively, of capitalized software and website development costs.  Depreciation expense related to software and website development was approximately $6.7 million, $6.0 million and $3.9 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  For the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded $1.7 million, $3.6 million and $3.4 million in research and development expense, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.5 million, $0.1 million and $0.2 million related to the write-off of property, plant and equipment during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively. These balances have been included within depreciation expense within the respective audited Consolidated Statements of Income given the immaterial nature of the balances.
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
Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theater access fee, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, plus any amounts outstanding under other contractually obligated payments.  Payments to or received from the founding members against outstanding balances are made monthly.  Available cash distributions are made quarterly.
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
Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $12.8 million and $10.0 million in deferred financing costs as of December 27, 2018 and December 28, 2017, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.
The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Beginning balance	$10.0	$12.6	$12.9
Debt issuance payments	6.4	—	4.8
Amortization of debt issuance costs	(2.6)	(2.6)	(2.6)
Write-off of debt issuance costs	(1.0)	—	(2.5)
Ending balance	$12.8	$10.0	$12.6

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation— Through 2012, the Company issued stock options, restricted stock and restricted stock units.  Since 2013, the Company has only issued restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions. Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.
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
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”). Under Accounting Standards Update 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”), a limited partnership is a variable interest entity unless a simple majority or lower threshold of all limited partners unrelated to the general partner have kick-out or participating rights.  The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participating rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.  As such, the Company concluded that NCM LLC is a variable interest entity and determined that NCM, Inc. should consolidate the accounts of NCM LLC pursuant to ASU 2015-2 because 1) it has the power to direct the activities of NCM LLC in its role as managing member and 2) NCM, Inc. has the obligation to absorb losses of, or the right to receive benefits from, NCM LLC that could potentially be significant provided its 48.8% ownership in NCM LLC.  Prior to the prospective adoption of ASU 2015-2 in the first quarter of 2016, the Company reached the same conclusion under previous guidance in ASC 810 to consolidate NCM LLC.
The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Net income attributable to NCM, Inc.	$29.8	$58.3	$32.9
NCM LLC equity issued for purchase of intangible asset	7.7	78.8	9.2
Income tax and other impacts of NCM LLC ownership changes	7.0	28.6	(3.7)
NCM, Inc. investment in NCM LLC	—	(84.9)	—
Issuance of shares to founding members	—	84.7	—
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$44.5	$165.5	$38.4

Recently Adopted Accounting Pronouncements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2018, the Company adopted Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”) using the modified retrospective transition method. The Company identified the same performance obligations under ASU 2014-9 as compared with deliverables and separate units of account previously identified. ASU 2014-9 impacted the accounting for barter transactions where the Company exchanges advertising time for products and services used principally for selling and marketing activities. The Company historically recognized revenue for these transactions at the estimated fair value of the advertising exchanged based on the fair value received for similar advertising from cash paying customers. In accordance with the new guidance, the Company recognized revenue for these transactions based upon the fair value of the products and services received, rather than the value of the advertising provided. The modified retrospective transition method allows entities to apply the new revenue standard prospectively and record a cumulative-effect adjustment to the opening balance of retained earnings in the period the new revenue standard is first applied. The Company elected to apply the new revenue standard only to contracts that were not completed as of the adoption date. Upon the adoption of ASU 2014-9 on December 29, 2017, the Company recorded a $0.2 million cumulative-effect adjustment related to the change in accounting for barter transactions on contracts that were not completed as of December 29, 2017 in the audited Consolidated Balance Sheet. The Company’s adoption of ASU 2014-9 did not have a material impact on the audited Consolidated Financial Statements. The Company has incorporated additional disclosures in Note 2—Revenue from Contracts with Customers to comply with ASU 2014-9.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-1”), which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in earnings (rather than reported through other comprehensive income) and updates certain presentation and disclosure requirements. In February 2018, the FASB issued Accounting Standards Update 2018-3, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2018-3”). These amendments clarify the guidance on certain topics referred to in ASU 2016-1. The Company has incorporated changes to the methodology utilized to value the Company’s investments and changes to disclosures in its notes to the audited Consolidated Financial Statements to comply with ASU 2016-1.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) on a retrospective basis. ASU 2016-15 provides guidance on certain cash receipts and cash payments presented and classified in the statement of cash flows. The adoption of ASU 2016-15 did not have a material impact on the audited Consolidated Financial Statements or notes thereto.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”) on a retrospective basis. ASU 2016-18 requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. The Company has adjusted the audited Consolidated Statement of Cash Flow for the years ended December 27, 2018, December 28, 2017, and December 29, 2016 to include the restricted cash balance within the aforementioned captions. The adoption of ASU 2016-18 had no other impact on the audited Consolidated Financial Statements or notes thereto.
During the first quarter of 2018, the Company adopted Accounting Standards Update 2018-4, Investments – Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (“ASU 2018-04”), which amends and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations specifically surrounding other than temporary impairments. The ASU was effective upon issuance. The adoption of ASU 2018-4 did not have a material impact on the audited Consolidated Financial Statements or notes thereto.
During the third quarter of 2018, the Company adopted Accounting Standards Update 2018-9, Codification Improvements ("ASU 2018-9”), which made minor amendments to the codification in order to clarify, correct errors in, eliminate inconsistencies and provide clarifications in current guidance. The ASU amends Subtopics 470-50, Debt-Modifications and Extinguishments and 718-740, Compensation-Stock Compensation-Income Taxes and was effective immediately. The adoption of ASU 2018-9 did not have a material impact on the audited Consolidated Financial Statements or notes thereto.
During the fourth quarter of 2018, the Company adopted Accounting Standards Update 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted ASU 2018-15 in the fourth quarter of 2018. The adoption of ASU 2018-15 did not have a material impact on the audited Consolidated Financial Statements or notes thereto.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2018, the Company adopted a final rule issued by the SEC amending certain disclosure requirements deemed by the commission to be redundant, duplicative, overlapping, outdated or superseded. The rule also added requirements to disclose (1) the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and (2) the amount of dividends per share for each class of shares. The Company believes that adopting the guidance will result in changes to the presentation of the audited Consolidated Statement of Equity as a quarter to date equity rollforward is now also required for the current and comparable period. The Company has implemented the annual amended disclosure requirements and will implement the quarterly amended disclosure requirements in the first quarter of 2019.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Under the original standard, a modified retrospective transition approach was required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. In July 2018, the FASB issued Accounting Standards Update 2018-11 which allows companies to elect the “Comparatives Under 840” option where only the current period financial statements and related disclosures are presented in accordance with the new standard. The Company is still evaluating which transition approach to apply upon adoption. The Company expects to utilize the following practical expedients: (i) not being required to separate lease and nonlease components when accounting for the lease; and (ii) not accounting for short-term leases under the new standard. The Company is still evaluating the impact of the adoption of ASU 2016-2 on the ESA and affiliate agreements, and thus, whether it will have a material impact on the audited Consolidated Financial Statements. The Company will adopt the standard and its provisions effective December 28, 2018 and will incorporate additional disclosures in its notes to its audited Consolidated Financial Statements to comply with ASU 2016-2 effective in the first quarter of 2019. The Company has designed and will implement changes to certain processes and internal controls upon the adoption of ASU 2016-2.
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
In June 2018, the FASB issued Accounting Standards Update 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-7 is effective for fiscal years beginning December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on the audited Consolidated Financial Statements.
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
Change in Accounting Principle

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the change in accounting principle, the payable is now stated at the undiscounted amount of all expected future payments under the agreement. The Company believes that the undiscounted presentation is preferable because it is consistent with the predominant accounting method used by other companies with such tax receivable agreements and is more consistent with the undiscounted approach used for the corresponding deferred tax assets that are subject to the TRA. Accordingly, the Consolidated Balance Sheets, Consolidated Statements of Income, Statements of Equity (Deficit) and Consolidated Statement of Cash Flows for the respective prior periods have been recast to reflect retrospective application of the change in accounting principle. Since this change in accounting principle dates back to the Company’s initial public offering ("IPO") in 2007, the Company has recorded the cumulative effect for the change in accounting principle to beginning retained earnings as of December 29, 2016.
The audited Consolidated Financial Statements and corresponding footnotes for the prior periods have been recast from the amounts previously reported to reflect the change in accounting principle as shown within the tables below.
The following table presents the effect of the change in accounting principle to the December 29, 2016 beginning retained earnings balance and additional paid in capital (deficit) ("APIC") balance (in millions):

Beginning retained earnings (distributions in excess of earnings), as of December 29, 2016 – as previously reported	$(248.3)
Cumulative effect for change in accounting principle	117.6
Beginning retained earnings, as of December 29, 2016 – as adjusted	$(130.7)

Beginning additional paid in capital (deficit), as of December 29, 2016 – as previously reported	$(110.5)
Cumulative effect for change in accounting principle	(233.1)
Beginning additional paid in capital (deficit), as of December 29, 2016 – as adjusted	$(343.6)
The following table presents the effects of the change in accounting principle to the audited Consolidated Balance Sheet (in millions):

	December 28, 2017
	As Reported	Change in Accounting Principle	As Adjusted
Long-term deferred tax assets, net of valuation allowance of $98.1	$161.0	$25.0	$186.0
TOTAL ASSETS	1,148.1	25.0	1,173.1
Long-term payable to founding members under the TRA	114.0	98.6	212.6
Total liabilities	1,149.3	98.6	1,247.9
Additional paid in capital (deficit)	13.8	(246.9)	(233.1)
Retained earnings (distributions in excess of earnings)	(303.5)	173.3	(130.2)
Total equity/(deficit)	(1.2)	(73.6)	(74.8)
TOTAL LIABILITIES AND EQUITY/DEFICIT	1,148.1	25.0	1,173.1
The following tables present the effects of the change in accounting principle to the audited Consolidated Statements of Income for the years ended December 28, 2017 and December 29, 2016 (in millions, except for per share data):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 28, 2017
	As Reported	Change in Accounting Principle	As Adjusted
Accretion of interest on the discounted payable to founding members under the TRA	$18.5	$(18.5)	$—
Gain on re-measurement of the payable to founding members under the TRA	(103.6)	(88.6)	(192.2)
Total non-operating expenses	(33.8)	(107.1)	(140.9)
INCOME BEFORE INCOME TAXES	187.7	107.1	294.8
Income tax expense	129.0	51.3	180.3
CONSOLIDATED NET INCOME	58.7	55.8	114.5
NET INCOME ATTRIBUTABLE TO NCM, INC.	2.5	55.8	58.3

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.04	$0.85	$0.89
Diluted	$0.02	$0.46	$0.48

	Year Ended
	December 29, 2016
	As Reported	Change in Accounting Principle	As Adjusted
Accretion of interest on the discounted payable to founding members under the TRA	$19.6	$(19.6)	$—
Loss on re-measurement of the payable to founding members under the TRA	1.0	0.2	1.2
Total non-operating expenses	83.5	(19.4)	64.1
INCOME BEFORE INCOME TAXES	89.5	19.4	108.9
Income tax expense	7.5	6.9	14.4
CONSOLIDATED NET INCOME	82.0	12.5	94.5
NET INCOME ATTRIBUTABLE TO NCM, INC.	20.4	12.5	32.9

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.34	$0.21	$0.55
Diluted	$0.34	$0.20	$0.54

The following table presents the effects of the change in accounting principle to the audited Consolidated Statements of Cash Flow for the years ended December 28, 2017 and December 29, 2016 (in millions):

	Year Ended
	December 28, 2017
	As Reported	Change in Accounting Principle	As Adjusted
Consolidated net income	$58.7	$55.8	$114.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	130.6	51.3	181.9
Accretion of interest on the discounted payable to founding members under the TRA	18.5	(18.5)	—
Non-cash gain on re-measurement of the payable to founding members under the TRA	(103.6)	(88.6)	(192.2)
Net cash provided by operating activities	138.9	—	138.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	December 29, 2016
	As Reported	Change in Accounting Principle	As Adjusted
Consolidated net income	$82.0	$12.5	$94.5
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	9.8	6.9	16.7
Accretion of interest on the discounted payable to founding members under the TRA	19.6	(19.6)	—
Non-cash gain on re-measurement of the payable to founding members under the TRA	1.0	0.2	1.2
Net cash provided by operating activities	133.5	—	133.5

The change in accounting principle resulted in a decrease of $13.9 million and $0.7 million within the activity and a decrease of $246.9 million and $233.0 million in the ending balance of the additional paid in capital (deficit) balance for the years ended December 28, 2017 and December 29, 2016, respectively. These adjustments were within the ‘Income tax and other impacts of NCM LLC ownership changes’ line of the audited Consolidated Statements of Equity included herein.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through the Cinema Accelerator digital product. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
National and regional advertising, including advertising under the beverage concessionaire and PSA agreements, are sold on a CPM basis. The Company recognizes national and regional advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie pre-show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
Customer contracts often include multiple advertising services to reach the moviegoer at multiple points during a theater experience. The Company considers each of these advertising services to represent distinct performance obligations of the contract and allocates a portion of the transaction price to each service based upon the standalone selling price of the service, when available. When standalone selling prices are not available or not applicable given the nature of the customer, the Company allocates the transaction price based upon all information that is reasonably available and maximizes the use of observable inputs. Methods utilized include the adjusted market and expected cost-plus margin approaches.
The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities.  The Company records barter transactions at the estimated fair value of the products and services received.  Revenue for advertising barter transactions are recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 was $5.9 million, $0.8 million and $2.5 million, respectively. Expense recorded from barter transactions for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 was $5.0 million, $1.4 million and $2.3 million, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Consolidated Balance Sheets. As of December 27, 2018 and December 28, 2017, the Company had a make-good provision of $8.0 million and $5.5 million, respectively.
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
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of December 27, 2018, was $60.3 million, which is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the years ended December 27, 2018, December 28, 2017 and December 29, 2016:

	Years ended
	December 27, 2018	December 28, 2017	December 29, 2016
National advertising revenue	$312.0	$296.3	$311.9
Local and regional advertising revenue	98.0	99.9	107.0
Founding member advertising revenue from beverage concessionaire agreements	31.4	29.9	28.7
Total revenue	$441.4	$426.1	$447.6
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the year ended December 27, 2018 were as follows (in millions):

Year ended
December 27, 2018
Balance at beginning of period	$(7.1)
Performance obligations satisfied	7.1
New contract liabilities	(7.3)
Balance at end of period	$(7.3)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 27, 2018 and December 28, 2017, the Company had $6.0 million and $10.6 million in unbilled accounts receivable, included within the accounts receivable balance.
Practical Expedients and Exemptions
The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses in the audited Consolidated Statement of Income.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Net income attributable to NCM, Inc. (in millions)	$29.8	$58.3	$32.9
Net income attributable to NCM, Inc. following conversion of dilutive membership units (net of estimated taxes of $22.2, $42.5, and $0.0)	$58.0	$72.0	$32.9
Weighted average shares outstanding:
Basic	76,859,087	65,226,817	59,788,026
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	80,544,823	85,840,453	817,544
Diluted	157,403,910	151,067,270	60,605,570
Earnings per NCM, Inc. share:
Basic	$0.39	$0.89	$0.55
Diluted	$0.37	$0.48	$0.54
The diluted weighted average shares outstanding assumes the conversion of all founding member common units to NCM, Inc. shares for the years ended December 27, 2018 and December 28, 2017. Upon the conversion of all common units, all of consolidated NCM LLC net income would be attributable to NCM, Inc. and thus has been utilized as the numerator of the diluted EPS calculation. Consolidated NCM LLC net income has been tax effected utilizing NCM, Inc.’s effective tax rates of 44.1% and 75.6% for the years ended December 27, 2018 and December 28, 2017, respectively. The effect of the 77,020,686 exchangeable NCM LLC common membership units held by the founding members for the year ended December 29, 2016 was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive in that period.  NCM LLC common membership units do not participate in dividends paid on NCM, Inc.’s common shares.  In addition, there were 2,141,535, 2,583,196 and 16,657 stock options and non-vested (restricted) shares for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, excluded from the calculation as they were antidilutive, primarily because exercise prices associated with those shares were above the average market value.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 27, 2018	December 28, 2017
Equipment, computer hardware and software	$90.8	$92.9
Leasehold improvements	2.4	4.0
Less: Accumulated depreciation	(62.5)	(70.4)
Subtotal	30.7	26.5
Construction in progress	2.9	4.2
Total property and equipment	$33.6	$30.7
For the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded depreciation expense of $12.6 million, $10.9 million, and $8.6 million, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following is a summary of the Company’s intangible asset’s activity (in millions) during 2018 and 2017:

	As of December 28, 2017	Additions (1)	Amortization	Integration and other encumbered theater payments (3)	As of December 27, 2018
Gross carrying amount	$862.6	$16.0	$—	$(21.4)	$857.2
Accumulated amortization	(145.4)	—	(27.3)	—	(172.7)
Total intangible assets, net	$717.2	$16.0	$(27.3)	$(21.4)	$684.5

	As of December 29, 2016	Additions (2)	Amortization	Integration and other encumbered theater payments (3)	As of December 28, 2017
Gross carrying amount	$679.4	$204.1	$—	$(20.9)	$862.6
Accumulated amortization	(118.9)	—	(26.5)	—	(145.4)
Total intangible assets, net	$560.5	$204.1	$(26.5)	$(20.9)	$717.2

(1)
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

During 2018, the Company purchased intangible assets for $0.1 million associated with network affiliate agreements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
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

(3)
Carmike and Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC and Cinemark. As a result, AMC and Cinemark will make integration and other encumbered theater payments over the remaining term of those agreements.  During the year ended December 27, 2018 and December 28, 2017, NCM LLC recorded a reduction to net intangible assets of $21.4 million and $20.9 million, respectively, related to integration and other encumbered theater payments due from AMC and Cinemark. During the year ended December 27, 2018 and December 28, 2017, AMC and Cinemark paid a total of $22.7 million and $12.9 million, respectively, related to integration and other encumbered theater payments.

As of December 27, 2018 and December 28, 2017, the Company’s intangible assets related to the founding members, net of accumulated amortization was $657.6 million and $687.1 million, respectively with weighted average remaining lives of 18.2 years and 19.2 years as of December 27, 2018 and December 28, 2017, respectively.
As of December 27, 2018 and December 28, 2017, the Company’s intangible assets related to the network affiliates, net of accumulated amortization was $26.9 million and $30.0 million, respectively with weighted average remaining lives of 10.0 years and 11.0 years as of December 27, 2018 and December 28, 2017, respectively.
As of December 27, 2018 and December 28, 2017, the Company’s intangible assets related to acquired software, net of accumulated amortization was $0.1 million and $0.1 million, respectively with weighted average remaining lives of 1.5 years and 2.5 years as of December 27, 2018 and December 28, 2017, respectively.
For the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded amortization expense of $27.3 million, $26.5 million and $27.0 million, respectively. The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2018	$27.3
2019	27.1
2020	27.1
2021	26.8
2022	26.4

6.	ACCRUED EXPENSES
The following is a summary of the Company’s accrued expenses (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	December 27, 2018	December 28, 2017
Make-good reserve	$8.0	$5.5
Accrued interest	10.3	11.6
Deferred rent	0.2	0.8
Other accrued expenses	3.2	2.0
Total accrued expenses	$21.7	$19.9

7.	INCOME TAXES
The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2015 through 2017 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2014 through 2017 are eligible for examination by various state revenue services.
Tax Receivable Agreement—On the IPO date, NCM, Inc. and the founding members entered into a TRA.  Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below.  For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering.  The Company paid the founding members $18.4 million in 2018 for the 2017 tax year, $18.8 million in 2017 for the 2016 tax year, and $25.3 million in 2016 ($2.7 million was net operating loss carrybacks for the 2013 tax year and $22.6 million for the 2015 tax year).
NCM, Inc. recorded a long-term payable to founding members related to the TRA. Changes in the tax rate each period led to a re-measurement of the payable resulting in decreases of $3.8 million and $192.2 million during the years ended December 27, 2018 and December 28, 2017, respectively, and an increase of $1.2 million during the year ended December 29, 2016. The decrease of $192.2 million during the year ended December 28, 2017 was related to Tax Reform, as described further below.
Provision for Income Taxes—The Company has provided total income taxes, as follows (in millions):

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Current:
Federal	$(0.3)	$(1.6)	$(2.5)
State	0.5	—	0.2
Total current income tax (benefit)/expense	$0.2	$(1.6)	$(2.3)
Deferred:
Federal	$13.2	$142.1	$15.0
State	10.1	39.8	1.7
Total deferred income tax expense	$23.3	$181.9	$16.7
Total income tax provision on Consolidated Statements of Income	$23.5	$180.3	$14.4

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of December 27, 2018 and 35.0% as of December 28, 2017 and December 29, 2016 was (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Provision calculated at federal statutory income tax rate:
Income before income taxes	$21.8	$102.6	$37.9
Less: Noncontrolling interests	(10.6)	(19.7)	(21.6)
Income attributable to NCM, Inc.	11.2	82.9	16.3
Current year change to enacted federal and state rate (1)	6.5	92.2	(2.2)
State and local income taxes, net of federal benefit	2.6	8.7	2.0
NCM LLC income taxes	0.4	0.2	0.1
Share-based compensation	1.1	0.8	(0.1)
Uncertain tax positions (2)	(0.4)	(1.7)	(2.9)
Change in the valuation allowance	0.5	(4.2)	—
NCM LLC membership unit issuance to NCM, Inc.	0.2	0.5	0.9
Executive compensation	1.4	0.4	0.3
Other	—	0.5	—
Total income tax provision	$23.5	$180.3	$14.4

(1)	Refer to the discussion of the impact of the Tax Act within the ‘Tax Reform’ section below.

(2)
During the year ended December 31, 2015, the Company established a reserve for material, known tax exposures of $4.9 million, including accrued interest and penalties.  The reserve relates to tax exposures from prior periods (2010 through 2014). During the years ended December 27, 2018, December 28, 2017, and December 29, 2016 the Company reversed approximately $0.4 million of its reserve ($0.3 million of unrecognized tax benefits and $0.1 million of accrued interest and penalties), $1.7 million of its reserve ($1.3 million of income tax benefits and $0.4 million of accrued interest and penalties) and $2.9 million ($2.3 million of income tax benefits and $0.6 million of accrued interest and penalties), respectively, because the statute of limitations expired. Further information is provided below.

Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 27, 2018	December 28, 2017
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$233.5	$266.0
Share-based compensation	3.0	3.7
Net operating losses	15.8	12.7
Accrued bonus	0.5	0.4
Other	1.2	1.3
Total gross deferred tax assets	$254.0	$284.1
Valuation allowance (1)	(80.1)	(98.1)
Total deferred tax assets, net of valuation allowance	$173.9	$186.0

(1)
The Company recognized a deferred tax asset in the amount of $233.5 million and $266.0 million as of 2018 and 2017, respectively, associated with the basis difference in our investment in NCM LLC. However, a portion of the total basis difference will only reverse upon a sale of the Company’s interest in NCM LLC, which the Company expects would result in a capital loss for which no offsetting capital gain is expected. Therefore, as of December 27, 2018 and December 28, 2017 the Company has a valuation allowance in the amount of $80.1 million and $98.1 million, respectively, against the deferred tax asset to which this portion relates. The change in the valuation allowance from

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 28, 2017 to December 27, 2018 was primarily driven by outside basis differences which do not impact tax expense and thus are not reflected within the rate reconciliation presented above.
During the year ended December 28, 2017, the Company recorded a reduction to its deferred tax assets of approximately $32.2 million related to the tax affected difference between the tax basis and book basis of the intangible assets recorded for the extraordinary Common Unit Adjustment and offsetting integration payments, as discussed further in Note 5 – Intangible Assets, respectively.  These items also resulted in a net reduction to additional paid-in capital of approximately $32.2 million. Further, the Company recognized a deferred tax asset related to a tax basis note receivable of $27.7 million in connection with the common membership unit redemptions that occurred in the third and fourth quarter of 2017, as discussed further in Note 9 – Related Party Transactions. Following the re-measurement of the deferred balances upon the application of the Tax Act, discussed further below, this deferred tax asset decreased to $18.7 million as of December 28, 2017. The Company recognized an additional deferred tax asset of $10.3 million in the third quarter of 2018 due to the sale of AMC's remaining LLC membership units to Cinemark and Regal. This increase was partially offset by the receipt of $3.0 million related to the principal portion of integration payments for tax purposes for a balance as of December 27, 2018 of $26.0 million.
Tax Reform— On December 22, 2017, the U.S. government enacted the Tax Act which makes broad and complex changes to the U.S. tax code that affected the Company’s fiscal year ending December 27, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate, (2) allowing full expensing of qualified property, (3) creating a new limitation on deductible interest expense; (4) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (5) limiting the amount of compensation that can be deducted for highly compensated officers by terminating the exclusion of performance-based compensation from the $1 million per employee, per year limitation.  Following the enactment of the Tax Act, the SEC staff issued SAB 118 which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. As of December 27, 2018, the Company has recorded the impact of the reduction in the corporate tax rate, bonus depreciation that will allow for immediate expensing of qualified property and the reduction in deductions related to executive compensation. The decrease in the U.S. federal corporate tax rate decreased NCM, Inc.’s blended state and federal rate from 38.58% during the year ended December 28, 2017 to 25.38% during the year ended December 27, 2018.
The Company recorded a $191.0 million reduction to the ‘Payable to founding members under the TRA’ related to the reduction of the U.S. federal corporate tax rate. The reduction was recorded as a gain of $191.0 million within non-operating income within the Consolidated Statements of Income. Additionally, the Company revalued its deferred balances utilizing the lower blended state and federal rate resulting in a reduction of the net deferred tax asset of $92.2 million. The reduction of the net deferred tax asset was recorded as an increase in deferred tax expense. The expected payments to the founding members under the TRA during 2019, as presented within the current payable to founding members under the TRA balance within the Consolidated Balance Sheet, decreased $8.1 million due to the decrease in the U.S. federal corporate tax rate under the Tax Act.
Carryforwards— As of December 27, 2018, the Company had gross federal net operating loss carryforwards of approximately $59.0 million, which expire in 2035 through 2038. As of December 27, 2018, the Company had gross state net operating loss carryforwards of approximately $68.0 million, which expire at various dates between 2018 and 2038. As of December 27, 2018, the Company had gross federal and state research and experimentation tax credit carryforwards of approximately $1.1 million, which expire at various dates between 2029 and 2038.
Uncertain Tax Positions— The Company has established a reserve for material, known tax exposures.  As of December 27, 2018 and December 28, 2017, the total amount of the tax reserve was $0.0 million and $0.3 million, including accrued interest and penalties, respectively. During the year ended December 27, 2018, the Company reversed approximately $0.4 million of its contingency reserve ($0.3 million of unrecognized tax benefits and $0.1 million of accrued interest and penalties) because the statute of limitations expired.
Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the amounts otherwise recognized in the audited Consolidated Financial Statements.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	Years Ended
	December 27, 2018	December 28, 2017
Balance at beginning of period	$0.3	$1.6
Reductions based on the lapse of applicable statute of limitations	(0.3)	(1.3)
Balance at end of period	$—	$0.3

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.0 million and $0.3 million as of December 27, 2018 and December 28, 2017, respectively, excluding interest and penalties.  The Company has accrued $0.0 million and $0.3 million for the payment of interest and penalties as of December 27, 2018 and December 28, 2017, respectively.
The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income and records the liability in income taxes payable in the Consolidated Balance Sheets in accordance with ASC 740.  The Company recognized $0.0 million, $0.0 million and $0.6 million in interest and penalties during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.

8.	EQUITY
As of December 27, 2018, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.  There were no shares of preferred stock issued or outstanding as of December 27, 2018.  There were 76,976,398 shares of common stock issued and outstanding as of December 27, 2018.
The holders of NCM, Inc. common stock are entitled to one vote per share on all matters submitted for action by the NCM, Inc. stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.
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
Founding Member Transactions— In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. Following the sale of 100.0% of AMC's remaining NCM LLC membership units to Cinemark and Regal, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, receive TRA payments, receive theater access fee payments, and make payments under the beverage concessionaire agreements, among other things. AMC is not currently a member under the terms of the NCM LLC Operating Agreement and will not receive available cash distributions or allocation of earnings and losses in NCM LLC, unless it receives NCM LLC membership units pursuant to a Common Unit Adjustment. Further, the sale does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the divestiture date (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

construction of new theaters or sale of theaters that are operated by each founding member and included in NCM LLC’s network.

•
Tax Receivable Agreement. The TRA provides for the effective payment by NCM, Inc. to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that is actually realized as a result of certain increases in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets resulting from the IPO and related transactions.

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

Following is a summary of the related party transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Consolidated Statements of Income: (1)	December 27, 2018	December 28, 2017	December 29, 2016
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$28.4	$29.9	$28.7
Advertising inventory revenue (included in advertising revenue) (3)	—	—	0.4
Operating expenses:
Theater access fee (4)	69.0	76.5	75.1
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (5)	1.1	2.1	1.6
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs)	0.1	0.1	—
Purchase of movie tickets and concession products and rental of theater space (included in other administrative and other costs)	—	—	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (6)	0.3	0.6	0.8

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the first six months of 2018.

(2)
For the full years ended December 27, 2018, December 28, 2017 and December 29, 2016, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.

(3)	The value of such purchases is calculated by reference to NCM LLC’s advertising rate card.

(4)
Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment.

(5)	Used primarily for marketing to NCM LLC’s advertising clients.

(6)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
Included in the Consolidated Balance Sheets:	December 27, 2018	December 28, 2017
Current portion of note receivable (1) (2)	$4.2	$4.2
Long-term portion of note receivable (2)	—	4.1
Interest receivable on notes receivable (included in other current assets) (2)	0.1	—
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (3)	657.6	687.1
Current payable to founding members under the TRA (1) (4) (5)	11.2	19.6
Long-term payable to founding members under the TRA (1) (4) (5)	141.1	212.6

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the first six months of 2018.

(2)	Refer to the discussion of the Fathom Events sale under AC JV, LLC transactions below.

(3)	Refer to Note 5—Intangible Assets for further information on common unit adjustments and integration payments.

(4)
The Company paid the founding members $18.4 million in payments pursuant to the TRA during 2018 which was for the 2017 tax year. The Company paid the founding members $18.8 million in 2017 which was for the 2016 tax year.

(5)	These balances have been recast following the adoption of the change in accounting principle discussed within Note 1—Basis of Presentation and Summary of Significant Accounting Policies.

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
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 are as shown within the table below (in millions). The amount presented within the tables for the distribution paid to AMC for the year ended December 27, 2018 represents only the distribution for the three months ended March 29, 2018 to AMC. AMC’s distribution for the three months ended June 28, 2018 was paid to Cinemark and Regal to accommodate agreements between AMC and each of Cinemark and Regal. Further, there was no distribution to AMC for the three months ended September 27, 2018 and December 27, 2018 as they had no ownership in these periods.

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
AMC	$2.2	$27.1	$23.6
Cinemark	34.3	29.1	25.4
Regal	35.8	28.8	26.1
Total founding members	72.3	85.0	75.1
NCM, Inc.	69.1	75.9	57.5
Total	$141.4	$160.9	$132.6

 The mandatory distributions of available cash by NCM LLC to its founding members for the quarter ended December 27, 2018 of $27.9 million, is included in amounts due to founding members in the Consolidated Balance Sheets as of December 27, 2018 and will be made in the first quarter of 2019.  The distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to founding members, net as of December 27, 2018 were comprised of the following (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.5	$2.5
Distributions payable to founding members	13.7	14.2	27.9
Integration payments due from founding members	(0.4)	—	(0.4)
Total amounts due (from) to founding members, net	$14.3	$15.7	$30.0
Amounts due to founding members, net as of December 28, 2017 were comprised of the following (in millions):

	AMC	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.5	$1.0	$1.5	$4.0
Distributions payable to founding members	10.8	13.5	13.3	37.6
Integration payments due from founding members	(8.5)	(0.4)	—	(8.9)
Total amounts due to founding members, net	$3.8	$14.1	$14.8	$32.7

 Common Unit Membership Redemption and AMC Mandatory Ownership Divestitures— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date. In December 2016, AMC agreed to a proposed final judgment in a lawsuit brought by the DOJ in connection with AMC’s acquisition of Carmike. Pursuant to the final judgment, AMC was required to divest the majority of its equity interests in NCM LLC and NCM, Inc., based upon a predetermined schedule so that by June 20, 2019 it owned no more than 4.99% of NCM LLC’s common membership units and NCM, Inc. common stock, taken together, on a fully converted basis (“NCM’s outstanding equity interests”). During the year ended December 28, 2017, AMC exercised the redemption right of an aggregate 15.6 million common membership units for a like number of shares of NCM, Inc.’s common stock. Pursuant to ASC 810-10-45, the Company accounted for the change in its ownership interest in NCM LLC as an equity transaction whereby, the issuance of shares of NCM, Inc. common stock were offset by the purchase of NCM LLC’s (a subsidiary’s) equity within the Consolidated Statement of Equity. Further, no gain or loss was recognized in the Consolidated Statements of Income. During the years ended December 27, 2018 and December 28, 2017, AMC sold 1.0 million and 14.8 million shares of NCM, Inc., respectively. The Company did not receive any proceeds from the sale of its common stock by AMC. During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, AMC received cash dividends of approximately $0.3 million, $0.1 million and $0.2 million, respectively, on its shares of NCM, Inc. common stock. AMC sold the remaining 21,477,480 NCM LLC membership units to Cinemark and Regal in July 2018. As of December 27, 2018, AMC did not own any of NCM’s outstanding equity interests.
AC JV, LLC Transactions— In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (“AC JV, LLC”) owned 32% by each of the founding members and 4% by NCM LLC.  In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member).  The notes receivable bear interest at a fixed rate of 5.0% per annum, compounded annually.  Interest and principal payments are due annually in six equal installments commencing on the first anniversary of the closing.  Future minimum principal payments under the notes receivable as of December 27, 2018 are $5.6 million which is due in 2019.
NCM LLC’s investment in AC JV, LLC was $0.9 million and $1.0 million as of December 27, 2018 and December 28, 2017, respectively. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor. During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, NCM LLC received a cash distribution from AC JV, LLC of $0.2 million, $0.3 million and $0.2 million, respectively.  NCM LLC recorded equity in earnings for AC JV, LLC of $0.2 million, $0.3 million and $0.0 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, which are included in other non-operating expense in the audited Consolidated Statements of Income.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the sale, NCM LLC entered into a transition services agreement to provide certain corporate overhead services for a fee and reimbursement for the use of facilities and certain services including creative, technical event management and event management for the newly formed limited liability company.  In addition, NCM LLC entered into a services agreement with a term coinciding with the ESAs, which grants the newly formed limited liability company advertising on-screen and on the LEN and a pre-feature program prior to Fathom events reasonably consistent with what was previously dedicated to Fathom.  NCM LLC has also agreed to provide creative and media production services for a fee.  NCM LLC received $0.2 million, $0.3 million and $0.2 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, for these services, which are included as an offset to network costs in the audited Consolidated Statements of Income.

10.	BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of December 27, 2018 and December 28, 2017 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 27, 2018	December 28, 2017	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	27.0	12.0	June 20, 2023	(1)
Term loans	269.4	270.0	June 20, 2025	(1)
Senior unsecured notes due 2026	235.0	250.0	August 15, 2026	5.750%
Total borrowings	931.4	932.0
Less: Debt issuance costs related to term loans and senior notes	(7.8)	(8.7)
Total borrowings, net	923.6	923.3
Less: current portion of debt	(2.7)	—
Carrying value of long-term debt	$920.9	$923.3

(1)	The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility – On June 20, 2018, NCM LLC entered into a credit agreement to replace NCM LLC's previous senior secured credit facility, dated as of February 13, 2007, as amended (the "previous facility"). Consistent with the structure of the previous facility, the new agreement consists of a term loan facility and a revolving credit facility. As of December 27, 2018, NCM LLC’s new senior secured credit facility consisted of a $175.0 million revolving credit facility and a $269.4 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC. During the second quarter of 2018, the Company capitalized approximately $6.5 million of debt issuance costs related to the new revolving credit facility and the term loan. The Company also recognized $1.2 million in non-operating loss related to the write-off of capitalized debt issuance costs related to the previous facility and recognition of debt issuance costs that did not qualify for capitalization.
Revolving Credit Facility – The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of December 27, 2018, NCM LLC’s total availability under the $175.0 million revolving credit facility was $143.2 million, net of $27.0 million outstanding and $4.8 million letters of credit.  The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted OIBDA). The revolving credit facility will mature on June 20, 2023 contingent upon the refinancing of NCM LLC's Notes due 2022 (defined below, see "Senior Secured Notes due 2022") on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 27, 2018 was 4.9%.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Term Loans – The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%.  The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of December 27, 2018 was 5.5%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of December 27, 2018, NCM LLC has paid a principal of $0.6 million, reducing the outstanding balance to $269.4 million. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not financed on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including (i) a consolidated net total leverage ratio covenant of 6.25 times for each for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of has occurred and continues to occur under the senior secured credit facility. As of December 27, 2018, the NCM LLC’s consolidated net senior secured leverage ratio was 3.10 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 4.20 times (versus the covenant of 6.25 times).
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
The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio.  NCM LLC was in compliance with these non-maintenance covenants as of December 27, 2018.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due 2026 (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and will be effectively subordinated to all existing and future secured debt, including the Notes due 2022, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 will rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2022, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that NCM LLC may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  NCM LLC does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that NCM LLC may form or acquire in the future except in very limited circumstances. During 2018, NCM LLC repurchased and canceled a total of $15.0 million of the Notes due 2026, reducing the principal amount to $235.0 million as of December 27, 2018. This repurchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.6 million during the year ended December 27, 2018.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. NCM LLC was in compliance with these non-maintenance covenants as of December 27, 2018.
Future Maturities of Borrowings – The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2022 and Notes due 2026 as of December 27, 2018 are as follows (in millions):

Year	Amount
2019	$2.7
2020	2.7
2021	2.7
2022	402.7
2023	29.7
Thereafter	490.9
Total	$931.4

11.	SHARE-BASED COMPENSATION
The NCM, Inc. 2016 Equity Incentive Plan (the “2016 Plan”) reserves 4,400,000 shares of common stock available for issuance or delivery under the 2016 Plan, of which 2,812,787 shares remain available for future grants as of December 27, 2018 (assuming 100% achievement of targets on performance-based restricted stock). The Company began issuing shares under the 2016 Plan in the second quarter of 2016, following its approval by NCM, Inc.’s stockholders. The 2016 Plan replaced NCM, Inc.’s 2007 Equity Incentive Plan (the “2007 Plan”), which was set to expire by its terms in February 2017.  The shares of common stock that were available for issuance under the 2007 Plan are no longer available for issuance following the approval of the 2016 Plan. Any forfeitures of shares granted pursuant to the 2007 Plan will be cancelled and not available for future grant. The types of awards that may be granted under the 2016 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards.  Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2007 Plan and the 2016 Plan.  Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.
Compensation Cost—The Company recognized $7.8 million, $11.2 million and $18.3 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively, of share-based compensation expense within network costs, selling and marketing costs and administrative and other costs in the Consolidated Statements of Income as shown in the table below.

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
Share-based compensation costs included in network costs	$0.6	$1.0	$1.1
Share-based compensation costs included in selling and marketing costs	2.5	4.1	6.0
Share-based compensation costs included in administrative and other costs (1)	4.7	6.1	11.2
Total share-based compensation costs	$7.8	$11.2	$18.3

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Includes $0.0 million, $0.0 million, and $2.3 million of expense associated with the modification of certain former executive equity awards during the years ended December 27, 2018, December 28, 2017, and December 29, 2016, respectively, as described further below.

During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, $0.2 million, $0.3 million and $0.5 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor.  The income tax benefit recognized in the income statement for share-based compensation was approximately $1.7 million, $3.0 million, and $2.5 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively. As of December 27, 2018, there was no unrecognized compensation cost related to unvested options, as stock options were fully vested as of December 27, 2018. As of December 27, 2018, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $5.2 million, which will be recognized over a weighted average remaining period of 1.6 years.
Stock Options— The Company has not granted stock options since 2012 and as of December 27, 2018 all options are fully vested. Stock options awarded under the 2007 Plan were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant.  Options have either 10-year or 15-year contractual terms. The intrinsic value of options exercised during the year was $0.0 million, $0.1 million and $0.1 million for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively. A summary of option award activity under the 2007 Plan as of December 27, 2018, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2017	2,165,181	$16.47	—	$—
Forfeited	(123,953)	$16.94
Expired	(90,478)	$16.14
Outstanding as of December 27, 2018	1,950,750	$16.45	2.0	$—
Exercisable as of December 27, 2018	1,950,750	$16.45	2.0	$—
Vested and expected to vest as of December 27, 2018	1,950,750	$16.45	2.0	$—

Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion.  The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest.  As of December 27, 2018 and December 28, 2017, accrued dividend equivalents totaled $1.6 million and $3.0 million, respectively and during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company paid $2.1 million, $2.1 million and $1.9 million, respectively, for dividend equivalents upon vesting of the restricted stock and restricted stock units. The Company has issued time-based restricted stock to its employees which vests over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock which vests following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period.  The Company also grants restricted stock units to its non-employee directors that vest after approximately one year.  The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant.  An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $6.65, $14.34 and $15.03 for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.  The total fair value of awards vested was $15.5 million, $17.3 million and $14.7 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.
A summary of restricted stock award and restricted stock unit activity as of December 27, 2018, and changes during the year then ended are presented below:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 28, 2017	2,308,962	$14.70
Granted	1,019,173	$6.65
Vested (1)	(1,067,615)	$14.55
Forfeited	(434,537)	$10.24
Non-vested balance as of December 27, 2018	1,825,983	$11.31

(1)	Includes 333,439 vested shares that were withheld to cover tax obligations and were subsequently canceled.
The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 535,629 shares of restricted stock could be issued if the performance criteria maximums are met.  As of December 27, 2018, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 1,259,308 shares.
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
The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $1.2 million, $1.2 million and $1.3 million during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively.

13.	COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.
Operating Commitments— The Company leases office facilities for its headquarters in Centennial, Colorado and also in various cities for its sales and marketing and software development personnel.  Total lease expense for the years ended December 27, 2018, December 28, 2017 and December 29, 2016, was $3.8 million, $2.2 million and $2.3 million, respectively. During the year ended December 28, 2017, the Company recorded a $1.8 million of expense for an early lease termination fee. The fee was reimbursed by the landlord of the Company’s new building, which is being treated as a lease incentive and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amortized over the term of the new lease. Future minimum lease payments under noncancelable operating leases as of December 27, 2018 are as follows (in millions):

Year	Minimum Lease Payments
2019	$3.5
2020	3.3
2021	3.4
2022	3.4
2023	3.4
Thereafter	22.1
Total	$39.1
Minimum Revenue Guarantees—As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 27, 2018, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $70.8 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 27, 2018 and December 28, 2017, the Company paid $0.7 million and $0.1 million, respectively, related to these minimum guarantees. As of December 27, 2018 and December 28, 2017, the Company had $0.1 million and $0.0 million in liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.
Theater Access Fee Guarantees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with the next increase taking effect in fiscal year 2022. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of December 27, 2018 and December 28, 2017, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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
Other investments consisted of the following (in millions):

	As of
	December 27, 2018	December 28, 2017
Investment in AC JV, LLC (1)	$0.9	$1.0
Other investments (2)	2.1	2.5
Total	$3.0	$3.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Refer to Note 9—Related Party Transactions.

(2)
The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the years ended December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded impairment charges of $0.4 million, $3.1 million and $0.7 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of December 27, 2018 and $0.1 million as of December 28, 2017. As of December 27, 2018, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV was initially valued using comparative market multiples.  The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of December 27, 2018 and December 28, 2017, the Company had notes receivable totaling $5.6 million and $8.3 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 9—Related Party Transactions.   These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.
Borrowings— The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 27, 2018		As of December 28, 2017
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$269.4	$261.2	$270.0	$270.8
Senior Notes due 2022	400.0	401.8	400.0	407.3
Senior Notes due 2026	235.0	211.0	250.0	235.0

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

Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 27, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$18.2	$11.2	$7.0	$—
Short-term marketable securities (2)	24.0	—	24.0	—
Long-term marketable securities (2)	10.2	—	10.2	—
Total assets	$52.4	$11.2	$41.2	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$12.2	$8.2	$4.0	$—
Short-term marketable securities (2)	13.1	—	13.1	—
Long-term marketable securities (2)	16.2	—	16.2	—
Total assets	$41.5	$8.2	$33.3	$—

(1)
Cash Equivalents— The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

(2)
Short-Term and Long-Term Marketable Securities— The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the years ended December 27, 2018 and December 28, 2017, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income. Original cost of short term marketable securities is based on the specific identification method. As of December 27, 2018 and December 28, 2017, there was $0.2 million and $0.2 million, respectively, of gross unrealized losses related to individual securities of $11.8 million and $8.2 million, respectively, that had been in a continuous loss position for 12 months or longer. The Company has not recorded an impairment because it has the intention and ability to hold these securities to maturity.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 27, 2018 and December 28, 2017 are as follows:

	As of December 27, 2018
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.9	$3.9	0.5
Short-term U.S. government treasury bonds	0.3	0.3	0.5
Short-term certificates of deposit	3.6	3.6	0.6
Short-term municipal bonds	0.5	0.5	0.1
Short-term commercial paper:
Financial	3.8	3.8	0.1
Industrial	12.0	11.9	0.1
Total short-term marketable securities	24.1	24.0
Long-term municipal bonds	1.2	1.3	1.5
Long-term U.S. government agency bonds	6.9	6.8	2.1
Long-term certificates of deposit	2.4	2.1	2.9
Total long-term marketable securities	10.5	10.2
Total marketable securities	$34.6	$34.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 28, 2017
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$2.3	$2.2	0.9
Short-term commercial paper	0.9	0.9	0.8
Short-term certificates of deposit:
Financial	6.0	6.0	0.3
Industrial	4.0	4.0	0.3
Total short-term marketable securities	13.2	13.1
Long-term municipal bonds	1.9	1.9	2.1
Long-term U.S. government agency bonds	10.4	10.2	2.5
Long-term certificates of deposit	4.1	4.1	1.8
Total long-term marketable securities	16.4	16.2
Total marketable securities	$29.6	$29.3

(1)
Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

15.	VALUATION AND QUALIFYING ACCOUNTS
The Company’s allowance for doubtful accounts and the valuation allowance on deferred tax assets for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$6.0	$6.3	$5.6
Provision for bad debt	1.6	1.1	2.1
Write-offs, net	(1.6)	(1.4)	(1.4)
Balance at end of period	$6.0	$6.0	$6.3

	Years Ended
	December 27, 2018	December 28, 2017	December 29, 2016
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$98.1	$110.3	$110.4
Valuation allowance reversed (1)	(18.0)	(12.2)	(0.1)
Balance at end of period	$80.1	$98.1	$110.3

(1)
The changes within the valuation allowance during the years ended December 27, 2018 and December 28, 2017 relate to movement within the underlying residual portion of the Investment in NCM LLC deferred tax asset due primarily to timing differences between the recognition of available cash distributions for book and tax purposes.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following represents selected information from the Company’s unaudited quarterly Consolidated Statements of Income for the years ended December 27, 2018 and December 28, 2017 (in millions, except per share data):

2018	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$80.2	$113.7	$110.1	$137.4
Operating expenses	69.2	73.5	67.8	76.6
Operating income	11.0	40.2	42.3	60.8
Consolidated net (loss) income (1)	(3.5)	17.0	25.7	41.0
(Loss) Net income attributable to NCM, Inc. (1)	(1.9)	4.2	11.2	16.3
(Loss) Earnings per NCM, Inc. share, basic (1) (2)	(0.03)	0.05	0.15	0.21
(Loss) Earnings per NCM, Inc. share, diluted (1) (2)	(0.03)	0.05	0.14	0.21

2017	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$71.9	$97.1	$116.4	$140.7
Operating expenses	66.8	68.8	66.1	70.5
Operating income	5.1	28.3	50.3	70.2
Consolidated net (loss) income (1)	(5.8)	14.6	36.2	69.5
(Loss) Net income attributable to NCM, Inc. (1)	(1.3)	5.2	13.7	40.7
(Loss) Earnings per NCM, Inc. share, basic (1) (2)	(0.02)	0.09	0.21	0.54
(Loss) Earnings per NCM, Inc. share, diluted (1) (2)	(0.02)	0.09	0.21	0.30

(1)
These balances have been adjusted to reflect the adoption of a change in accounting principle in the first quarter of 2018 as discussed within Note 1 - Basis of Presentation and Summary of Significant Accounting Policies.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Earnings per share in each quarter is computed using the weighted-average number of common shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of common shares outstanding during the year.

17.	SUBSEQUENT EVENT
On February 21, 2019, the Company declared a cash dividend of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on March 5, 2019 to be paid on March 19, 2019.

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
Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 27, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and the CFO concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of December 27, 2018 was effective.
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
Remediation of Previously Disclosed Material Weakness. During the year ended December 27, 2018, the Company enhanced the design of certain controls over accounting for income taxes under ASC 740 in accordance with the remediation plan of the material weakness disclosed in our annual report on Form 10-K for the fiscal year ended December 28, 2017 and enhanced within the Form 10-Q for the quarter ended June 28, 2018. As the additional control activities were effectively implemented in the first and second quarter of 2018, respectively, and the operating effectiveness of the resulting controls has been tested by internal audit for a sufficient period of time, the Company has concluded that the previously disclosed material weakness has been remediated.
Attestation Report of the Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 27, 2018 has been attested by the Company’s registered independent public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National CineMedia, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 27, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Denver, Colorado
February 21, 2019

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
(a) (1) and (a) (2) Financial statements and financial statement schedules
Refer to Index to Financial Statements on page 46.
(b)  Exhibits
Refer to Exhibit Index, beginning on page 89.
(c)  Financial Statement Schedules
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation.	8-K	001-33296	3.1	7/6/2018

3.2	*	The Bylaws, as amended January 23, 2019

4.1		Indenture, dated as of April 27, 2012, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	4/30/2012

4.2		Form of 6.000% Senior Secured Notes due 2022 (included in Exhibit 4.1).	8-K	001-33296	4.1	4/30/2012

4.3		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	8/19/2016

4.4		Form of 5.750% Senior Secured Notes due 2026 (included in Exhibit 4.1).	8-K	001-33296	4.1	8/19/2016

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	2/16/2007

10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	10-Q	001-33296	10.1.1	8/7/2009

10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	8/10/2010

10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	8-K	001-33296	10.1.3	9/9/2013

10.1.4	*
Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.3	3/15/2017

10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.4.4	2/21/2014

10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	3/15/2017

10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.5.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.7		First Amended and Restated Loews Screen Integration Agreement by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.8	2/16/2007

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.8		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.9		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.10		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.11		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.12		Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	6/25/2018

10.13		Letter agreement, dated June 1, 2018, between National CineMedia, Inc. and Standard General L.P.	8-K	001-33296	10.1	6/1/2018

10.14		Employment Agreement dated as of December 31, 2015, by and between National CineMedia, Inc. and Andrew J. England. +	8-K	001-33296	10.1	1/5/2016

10.15	*	Separation Agreement dated as of November 15, 2018, by and between National CineMedia, Inc. and Andrew J. England. +

10.16		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia LLC and Clifford E. Marks. +	10-Q	001-33296	10.1	5/12/2015

10.17		Employment Agreement dated August 11, 2016, between the Company and Katherine L. Scherping. +	8-K	001-33296	10.1	8/11/2016

10.18		Amended and Restated Employment Agreement December 20, 2018, between the Company and Katherine L. Scherping.+	8-K	001-33296	10.1	12/21/2018

10.19		Employment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	8-K	001-33296	10.18	2/16/2007

10.19.1		First Amendment to Employment Agreement effective as of January 1, 2009, by and among National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	10-K	001-33296	10/18/2001	3/6/2009

10.19.2		Separation, General Release and Consulting Agreement dated as of November 6, 2017, by and between National CineMedia, Inc., National CineMedia, LLC and Ralph E. Hardy. +	8-K	001-33296	10.1	11/7/2017

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.20	*	Employment Agreement dated as of April 3, 2017, by and among National CineMedia, Inc. and Scott D. Felenstein. +

10.21	*	Employment Agreement dated as of January 12, 2018 by and among National CineMedia, Inc. and Sarah Kinnick Hilty. +

10.22		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.23		Form of Indemnification Agreement (August 2018)+	10-Q	001-33296	10.3	8/7/2018

10.24		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.25		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.26		Form of Option Substitution Award. +	S-8	001-33296	4.4	2/13/2007

10.27		Form of Stock Option Agreement. +	S-8	001-33296	4.6	2/13/2007

10.27.1		Form of 2009 Stock Option Agreement. +	10-K	001-33296	10.22.1	3/6/2009

10.27.2		Form of 2010 Stock Option Agreement. +	10-K	001-33296	10.22.2	3/9/2010

10.27.3		Form of 2011 Stock Option Agreement. +	10-K	001-33296	10.22.3	2/25/2011

10.27.4		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.28.1		Form of 2016 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.23.7	2/26/2016

10.28.2		Form of 2016 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.23.8	2/26/2016

10.28.3		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Time Based).	S-8	001-33296	4.2	4/29/2016

10.28.4		Form of 2016 Restricted Stock Agreement under the National CineMedia, Inc. 2016 Equity Incentive Plan (Performance Based).	S-8	001-33296	4.3	4/29/2016

10.28.5		Form of 2017 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.26.9	2/24/2017

10.28.6		Form of 2017 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.26.10	2/24/2017

10.28.7	(1)	Form of 2018 Restricted Stock Agreement (Time Based). +	10-K	333-176056	10.24.9	3/14/2018

10.28.8	(1)	Form of 2018 Restricted Stock Agreement (Performance Based). +	10-K	333-176056	10.24.10	3/14/2018

10.28.9	*	Form of 2019 Restricted Stock Agreement (Time Based). +

10.28.10	*	Form of 2019 Restricted Stock Agreement (Performance Based). +

10.29		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.29.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	S-8	001-33296	4.4	4/29/2016

10.29.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	10-K	001-33296	10.27.2	2/24/2017

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

+	Management contract.

(1)	Incorporated by reference to the exhibit listed from NCM LLC’s Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
Not applicable.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	February 21, 2019	/s/ Clifford E. Marks
Clifford E. Marks
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	February 21, 2019	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21st day of February, 2019.

	Signature	Title

	/s/ Clifford E. Marks	Interim Chief Executive Officer and President
	Clifford E. Marks	(Principal Executive Officer)

	/s/ Katherine L. Scherping	Chief Financial Officer
	Katherine L. Scherping	(Principal Financial and Accounting Officer)

	*	Chairman
Thomas F. Lesinski

	*	Director
Andrew P. Glaze

	*	Director
Lawrence A. Goodman

	*	Director
David R. Haas

	*	Director
Kurt C. Hall

	*	Director
Lee Roy Mitchell

	*	Director
Mark Segall

	*	Director
Renana Teperberg

*By:	/s/ Sarah Kinnick Hilty	Attorney-in-fact
Sarah Kinnick Hilty