Form 10-Q
period 2019-03-28
National CineMedia, Inc.
filed 2019-05-07
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2019
Commission file number: 001-33296
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share	NCMI	The Nasdaq Stock Market LLC
(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)

As of May 1, 2019, 78,967,806 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

PART I
Item 1. Financial Statements

	March 28, 2019	December 27, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64.0	$41.4
Short-term marketable securities	8.3	24.0
Receivables, net of allowance of $5.8 and $6.0, respectively	105.6	149.9
Income tax receivable	0.1	0.3
Amounts due from founding members, net	0.3	5.8
Current portion of notes receivable - founding members (including receivables from related parties of $2.8 and $4.2, respectively)	4.2	5.6
Prepaid expenses and other current assets	4.7	3.9
Total current assets	187.2	230.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $64.7 and $62.5, respectively	32.2	33.6
Intangible assets, net of accumulated amortization of $179.6 and $172.7, respectively	682.7	684.5
Deferred tax assets, net of valuation allowance of $75.1 and $80.1, respectively	174.6	173.9
Other investments	3.2	3.0
Long-term marketable securities	10.1	10.2
Debt issuance costs, net	4.7	5.0
Other assets	23.2	0.7
Total non-current assets	930.7	910.9
TOTAL ASSETS	$1,117.9	$1,141.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$8.6	$30.0
Payable to founding members under tax receivable agreement (including payables to related parties of $10.9 and $11.2, respectively)	15.3	15.5
Accrued expenses	20.9	21.7
Accrued payroll and related expenses	6.5	15.3
Accounts payable	13.3	18.0
Deferred revenue	6.9	7.3
Short-term debt	2.7	2.7
Other current liabilities	1.3	—
Total current liabilities	75.5	110.5
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $7.3 and $7.8, respectively	925.7	920.9
Payable to founding members under tax receivable agreement (including payables to related parties of $143.5 and $141.1, respectively)	197.1	195.6
Other liabilities	24.3	4.0
Total non-current liabilities	1,147.1	1,120.5
Total liabilities	1,222.6	1,231.0
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 77,318,971 and 76,976,398 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(213.6)	(215.2)
Retained earnings (distributions in excess of earnings)	(168.0)	(153.6)
Total NCM, Inc. stockholders’ equity/(deficit)	(380.8)	(368.0)
Noncontrolling interests	276.1	278.8
Total equity/(deficit)	(104.7)	(89.2)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$1,117.9	$1,141.8
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended
	March 28, 2019	March 29, 2018
REVENUE (including revenue from related parties of $5.3 and $8.0, respectively)	$76.9	$80.2
OPERATING EXPENSES:
Advertising operating costs	7.3	7.0
Network costs	3.5	3.5
Theater access fees—founding members (including fees to related parties of $12.9 and $20.6, respectively)	19.1	20.6
Selling and marketing costs	15.2	16.0
Administrative and other costs	10.7	12.6
Depreciation expense	3.3	2.8
Amortization expense	—	6.7
Amortization of intangibles recorded for network theater screen leases	6.9	—
Total	66.0	69.2
OPERATING INCOME	10.9	11.0
NON-OPERATING EXPENSES:
Interest on borrowings	14.4	13.8
Interest income	(0.5)	(0.2)
Gain on early retirement of debt, net	(0.3)	—
Loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	0.7	(0.1)
Other non-operating income	(0.2)	—
Total	14.1	13.5
LOSS BEFORE INCOME TAXES	(3.2)	(2.5)
Income tax (benefit) expense	(0.6)	1.0
CONSOLIDATED NET LOSS	(2.6)	(3.5)
Less: Net loss attributable to noncontrolling interests	(1.5)	(1.6)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(1.1)	$(1.9)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(1.1)	$(1.9)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,179,777	76,640,414
Diluted	77,179,777	76,640,414
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Three Months Ended
	March 28, 2019	March 29, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2.6)	$(3.5)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Deferred income tax expense	(0.7)	0.7
Depreciation expense	3.3	2.8
Amortization expense	—	6.7
Amortization of intangibles recorded for network theater screen leases	6.9	—
Non-cash share-based compensation	0.8	2.8
Impairment on investment	—	0.4
Amortization of debt issuance costs	0.6	0.7
Gain on early retirement of debt, net	(0.3)	—
Non-cash loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	0.7	(0.1)
Other	(0.9)	—
Founding member integration and other encumbered theater payments (including payments from related parties of $0.4 in 2019)	8.1	—
Changes in operating assets and liabilities:
Receivables, net	44.3	45.5
Accounts payable and accrued expenses	(11.5)	(5.8)
Amounts due to/from founding members, net	0.3	0.1
Deferred revenue	(0.5)	(1.0)
Other, net	(2.5)	0.2
Net cash provided by operating activities	46.0	49.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.9)	(3.5)
Purchases of marketable securities	(2.9)	(7.9)
Proceeds from sale and maturities of marketable securities	19.4	2.0
Proceeds from notes receivable - founding members	1.4	—
Net cash provided by (used in) investing activities	15.0	(9.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(14.0)	(15.0)
Proceeds from revolving credit facility	62.0	58.0
Repayments of revolving credit facility	(52.0)	(37.0)
Repayments of Notes due 2026	(4.6)	—
Repayment of term loan facility	(0.7)	—
Founding member integration and other encumbered theater payments (including payments from related parties of $9.4 in 2018)	—	9.4
Distributions to founding members	(27.9)	(37.6)
Repurchase of stock for restricted stock tax withholding	(1.2)	(2.1)
Net cash used in financing activities	(38.4)	(24.3)
CHANGE IN CASH AND CASH EQUIVALENTS:	22.6	15.8
Cash and cash equivalents at beginning of period	41.4	30.2
Cash and cash equivalents at end of period	$64.0	$46.0
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Three Months Ended
	March 28, 2019	March 29, 2018
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$7.6	$15.9
Accrued distributions to founding members	$6.1	$8.4
Accrued integration and other encumbered theater payments due from founding members (including accrued payments due from related parties of $0.1 and $1.9, respectively)	$2.2	$1.9
Increase in dividend equivalent accrual not requiring cash in the period	$0.1	$0.2
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.9	$11.6
Cash paid for income taxes, net of refunds	$—	$0.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance-December 28, 2017	$(74.8)	76,242,222	$0.8	$(233.1)	$(130.2)	$287.7
Cumulative-effect adjustment for adoption of ASU 2014-09	(0.2)	—	—	—	(0.2)	$—
Distributions to founding members	(8.4)	—	—	—	—	(8.4)
NCM LLC equity issued for purchase of intangible asset	15.9	—	—	7.7	—	8.2
Income tax and other impacts of NCM LLC ownership changes	(0.8)	—	—	(3.7)	—	2.9
Comprehensive loss, net of tax	(3.5)	—	—	—	(1.9)	(1.6)
Share-based compensation issued	(2.1)	661,933	—	(2.1)	—	—
Share-based compensation expense/capitalized	2.8	—	—	1.9	—	0.9
Cash dividends declared $0.17 per share	(13.3)	—	—	—	(13.3)	—
Balance-March 29, 2018	$(84.4)	76,904,155	$0.8	$(229.3)	$(145.6)	$289.7

Balance December 27, 2018	$(89.2)	76,976,398	$0.8	(215.2)	$(153.6)	$278.8
Distributions to founding members	(6.1)	—	—	—	—	(6.1)
NCM LLC equity issued for purchase of intangible asset	7.6	—	—	3.7	—	3.9
Income tax and other impacts of NCM LLC ownership changes	(0.7)	—	—	(1.4)	—	0.7
Comprehensive loss, net of tax	(2.6)	—	—	—	(1.1)	(1.5)
Share-based compensation issued	(1.2)	342,573	—	(1.2)	—	—
Share-based compensation expense/capitalized	0.8	—	—	0.5	—	0.3
Cash dividends declared $0.17 per share	(13.3)	—	—	—	(13.3)	—
Balance-March 28, 2019	$(104.7)	77,318,971	$0.8	$(213.6)	$(168.0)	$276.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company owned by NCM, Inc., Regal Cinemas, Inc. and Regal CineMedia Holdings, LLC, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”), Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”) and American Multi-Cinema, Inc. and AMC ShowPlace Theatres, Inc., wholly owned subsidiaries of AMC Entertainment, Inc. (“AMC”).  The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
 NCM LLC operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members (approximately 18 years remaining as of March 28, 2019) and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements, which have terms from one to twenty years.
As of March 28, 2019, NCM LLC had 159,024,458 common membership units outstanding, of which 77,318,971 (48.6%) were owned by NCM, Inc., 41,770,669 (26.3%) were owned by Regal, 39,737,700 (25.0%) were owned by Cinemark and 197,118 (0.1%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain reclassifications have been made to the prior year's financial statements to conform to the current presentation (refer to the Condensed Consolidated Statements of Income and Condensed Consolidated Statement of Cash Flows, whereby the Company presented depreciation expense and amortization expense as two separate lines). Accordingly, certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 27, 2018 is derived from the audited financial statements of NCM, Inc.  Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 27, 2018.
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
Significant Accounting Policies
The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 27, 2018 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on websites and mobile applications owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of March 28, 2019 and December 27, 2018, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three months ended March 28, 2019 and March 29, 2018, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The Company has not granted stock options since 2012.  In 2018 and 2019, the restricted stock grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended March 28, 2019 and March 29, 2018, 511,996 and 956,239 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net loss attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 28, 2019	March 29, 2018
Net loss attributable to NCM, Inc.	$(1.1)	$(1.9)
NCM LLC equity issued for purchase of intangible asset	3.7	7.7
Income tax and other impacts of subsidiary ownership changes	(1.4)	(3.7)
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$1.2	$2.1

Recently Adopted Accounting Pronouncements
During the first quarter of 2019, the Company adopted Accounting Standards Update 2016-2 and subsequent amendments, Leases (Topic 842) (together “ASC 842”) utilizing the Comparatives Under 840 option where only the current period financial statements and related disclosures are presented in accordance with the new standard. As of the adoption date of December 28, 2018 the Company recognized the following on the unaudited Condensed Consolidated Balance Sheets: a right-of-use (“ROU”) asset of $21.7 million within 'Other assets', a short-term lease liability of $1.4 million within 'Other current liabilities', a long-term lease liability of $24.5 million within 'Other liabilities' and reversed the related deferred rent liability balance of $4.2 million for all leases with terms longer than twelve months related to its building operating leases. The Company elected to utilize the following practical expedients: (i) not being required to separate lease and non-lease components when accounting for the lease for all asset classes; and (ii) not accounting for short-term leases under the new standard. The Company also determined that the ESA and affiliate agreements are considered leases under ASC 842. However, the identification of the asset and determination of the period of control is dependent upon the scheduling of the showtimes by the exhibitors. As the schedules are typically not determined until one week in advance of the showtime, on average, the leases are considered short term in nature, specifically less than one month. As such, no ROU assets or lease liabilities were recognized for these agreements. The issuance of NCM LLC membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to affiliates for the contractual rights to provide services

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

within their theaters will continue to be classified as intangible assets. However, the amortization of these intangible assets is now considered lease expense and has been reclassified within the current period from 'Depreciation and amortization expense' to 'Amortization of intangibles recorded for network theater screen leases' on the unaudited Condensed Consolidated Statement of Income. Additionally, these upfront cash payments to affiliates and receipt of integration payments from the founding members, as defined within Note 4 - Intangible Assets, will be considered cash flows from operating activities on the unaudited Condensed Consolidated Statement of Cash Flows when incurred as they are related to operating leases and will be reclassified from cash flows from investing and financing activities, respectively. The Company has also incorporated additional disclosures in Note 8 - Commitments and Contingencies to comply with ASC 842.
During the first quarter of 2019, the Company adopted Accounting Standards Update 2018-7, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which amends Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of ASU 2018-7 had no impact on the unaudited Condensed Consolidated Financial statements or notes thereto.
During the first quarter of 2019, the Company adopted a final rule issued by the SEC in March 2019 simplifying certain Regulation S-K requirements. The rule eliminated the following requirements in certain circumstances: (1) to disclose discussion of the earliest year of three years of audited financial statements presented within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Form 10-K, (2) to request permission from the SEC to redact confidential information from exhibits in the event the information is not material to the agreement and would cause competitive harm, (3) to disclose immaterial physical property and (4) to disclose schedules and attachments to exhibits which do not contain material information. The rule also adds the requirement to disclose the registrant's trading symbol on the cover page of certain SEC forms. The applicable amended disclosure requirements have been incorporated within this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
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
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through Cinema Accelerator and other digital gaming products such as Noovie ARcade, Fantasy Movie League and Shuffle. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Consolidated Balance Sheet. As of March 28, 2019 and December 27, 2018, the Company had a make-good provision of $4.7 million and $8.0 million, respectively.
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2019, was $53.3 million, which is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three months ended March 28, 2019 and March 29, 2018:

	Three Months Ended
	March 28, 2019	March 29, 2018
National advertising revenue	$54.0	$54.8
Local advertising revenue	12.8	13.5
Regional advertising revenue	3.4	3.9
Founding member advertising revenue from beverage concessionaire agreements	6.7	8.0
Total revenue	$76.9	$80.2
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the three months ended March 28, 2019 were as follows (in millions):

Three Months Ended
March 28, 2019
Balance at beginning of period	$(7.3)
Performance obligations satisfied	7.3
New contract liabilities	(6.9)
Balance at end of period	$(6.9)
As of March 28, 2019 and December 27, 2018, the Company had $7.4 million and $6.0 million in unbilled accounts receivable, respectively.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 28, 2019	March 29, 2018
Net loss attributable to NCM, Inc. (in millions)	$(1.1)	$(1.9)
Weighted average shares outstanding:
Basic	77,179,777	76,640,414
Add: Dilutive effect of stock options and restricted stock	—	—
Diluted	77,179,777	76,640,414
Loss per NCM, Inc. share:
Basic	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.03)
The effect of 80,821,540 and 78,273,221 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended March 28, 2019 and March 29, 2018, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive.  NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock.  In addition, there were 3,718,641 and 4,352,728, stock options and non-vested (restricted) shares for the three months ended March 28, 2019 and March 29, 2018, respectively, excluded from the calculation as they were anti-dilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
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
During the first quarter of 2019, NCM LLC issued 1,044,665 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2018 fiscal year and NCM LLC recorded a net intangible asset of $7.6 million during the first quarter of 2019 as a result of the Common Unit Adjustment.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters ("encumbered theaters"), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended March 28, 2019 and March 29, 2018, the Company recorded a reduction to net intangible assets of $2.5 million and $2.2 million, respectively, related to integration and other encumbered theater payments. These payments received from AMC related to its acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to its acquisition of theaters from Rave Cinemas. During the three months ended March 28, 2019 and March 29, 2018, AMC and Cinemark paid a total of $8.1 million and $9.4 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of March 28, 2019, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement ("TRA") and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees, and pay beverage revenue, among other things. Further, AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the date its ownership fell below the 5% threshold (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below (specifically the first quarter of 2018).
The agreements with the founding members are as follows:

•
ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to NCM LLC’s founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee. These agreements are considered leases with related parties under ASC 842.

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
Included in the unaudited Condensed Consolidated Statements of Income: (1)	March 28, 2019	March 29, 2018
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$5.3	$8.0
Operating expenses:
Theater access fee (3)	12.9	20.6
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	0.1	0.4
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.1	0.1
________________________________________

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the three months ended March 29, 2018.

(2)
For the three months ended March 28, 2019 and March 29, 2018, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	March 28, 2019	December 27, 2018
Purchase of movie tickets and concession products (included in prepaid expenses) (1)	$0.1	$—
Current portion of notes receivable - related parties (1) (2)	2.8	4.2
Interest receivable on notes receivable (included in other current assets) (1) (2)	0.1	0.1
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (3)	656.6	657.6
Current payable to founding members under tax receivable agreement (1)(4)	10.9	11.2
Long-term payable to founding members under tax receivable agreement (1)(4)	143.5	141.1
_________________________________

(1)	AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures as of March 28, 2019 and December 27, 2018 do not include AMC.

(2)	Refer to the discussion of notes receivable from the founding members above.

(3)
Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all of the founding members (including AMC) as the Company's intangible balance is considered one asset inclusive of all common unit adjustment activity.

(4)	The Company paid the founding members $18.4 million in payments pursuant to the TRA during 2018 which was for the 2017 tax year. The payment for 2018 will occur in the second quarter of 2019.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three months ended March 28, 2019 and March 29, 2018 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 28, 2019	March 29, 2018
AMC	$—	$2.2
Cinemark	3.0	3.0
Regal	3.1	3.2
Total founding members	6.1	8.4
NCM, Inc.	5.8	8.1
Total	$11.9	$16.5
The mandatory distributions of available cash by NCM LLC to Regal and Cinemark for the three months ended March 28, 2019 of $6.1 million is included in amounts due to founding members, net on the unaudited Condensed Consolidated Balance Sheets as of March 28, 2019 and will be made in the second quarter of 2019. The mandatory distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to founding members, net as of March 28, 2019 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.6	$2.6
Distributions payable to founding members	3.0	3.1	6.1
Integration payments due from founding members	(0.1)	—	(0.1)
Total amounts due to founding members, net	$3.9	$4.7	$8.6
Amounts due to founding members, net as of December 27, 2018 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.5	$2.5
Distributions payable to founding members	13.7	14.2	27.9
Integration payments due from founding members	(0.4)	—	(0.4)
Total amounts due to founding members, net	$14.3	$15.7	$30.0
The Amounts due from founding members, net balance as of March 28, 2019 and December 27, 2018 per the Condensed Consolidated Balance Sheets relates to payments due from AMC to NCM LLC. Given that AMC ceased being a related party as of July 5, 2018, the detail of that balance has not been included within the tables above.
As of March 29, 2018, AMC owned 1.0 million shares of NCM, Inc. common stock. During the three months ended March 29, 2018, AMC received cash dividends of approximately $0.2 million on its shares of NCM, Inc. common stock held at that time.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.1 million and $0.9 million as of March 28, 2019 and December 27, 2018, respectively. Equity in earnings from AC JV, LLC for the three months ended March 28, 2019 and March 29, 2018, were $0.2 million and $0.0 million, respectively, and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes NCM LLC’s total outstanding debt as of March 28, 2019 and December 27, 2018 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 28, 2019	December 27, 2018	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	37.0	27.0	June 20, 2023	(1)
Term loan	268.7	269.4	June 20, 2025	(1)
Senior unsecured notes due 2026	230.0	235.0	August 15, 2026	5.750%
Total borrowings	935.7	931.4
Less: debt issuance costs related to term loan and senior notes	(7.3)	(7.8)
Total borrowings, net	928.4	923.6
Less: current portion of debt	(2.7)	(2.7)
Carrying value of long-term debt	$925.7	$920.9
___________________________________________________

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—On June 20, 2018, NCM LLC entered into a credit agreement to replace NCM LLC's senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of March 28, 2019, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $268.7 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of March 28, 2019, NCM LLC’s total availability under the $175.0 million revolving credit facility was $133.2 million, net of $37.0 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted OIBDA for debt purposes, defined as operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share based compensation costs for NCM LLC and Chief Executive Officer transition costs plus integration payments received). The revolving credit facility will mature on June 20, 2023 contingent upon the refinancing of NCM LLC’s Notes due 2022 (defined below, see “Senior Secured Notes due 2022”) on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the revolving credit facility will instead mature on December 30, 2021. The weighted-average interest rate on the revolving credit facility as of March 28, 2019 was 5.36%.
Term Loan—The interest rate on the term loan is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The interest rate on the term loan as of March 28, 2019 was 5.50%.  The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of March 28, 2019, NCM LLC has paid principal of $1.3 million, reducing the outstanding balance to $268.7 million. The term loan will mature on June 20, 2025 contingent upon the refinancing of the Notes due 2022 on or prior to October 30, 2021. If the Notes due 2022 are not refinanced on or prior to October 30, 2021, then the term loan will instead mature on December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of March 28, 2019, NCM LLC’s

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

consolidated net senior secured leverage ratio was 3.20 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 4.25 times (versus the covenant of 6.25 times).
Senior Secured Notes due 2022—On April 27, 2012, NCM LLC completed a private placement of $400.0 million in aggregate principal amount of 6.000% Senior Secured Notes (the “Notes due 2022”) for which the registered exchange offering was completed on November 26, 2012.  The Notes due 2022 pay interest semi-annually in arrears on April 15 and October 15 of each year, which commenced on October 15, 2012. The Notes due 2022 share in the same collateral that secures NCM LLC's obligations under the senior secured credit facility.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $5.0 million and $15.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of March 28, 2019. These repurchases were treated as partial debt extinguishments and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.3 million and $0.0 million during the three months ended March 28, 2019 and March 29, 2018, respectively.
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company’s effective tax rate decreased from 88.6% for the three months ended March 29, 2018 to 34.4% for the three months ended March 28, 2019 primarily due to a smaller permanent difference between the allowable deduction for stock based compensation for tax purposes and book purposes in the three months ended March 28, 2019 as compared to the three months ended March 29, 2018 driven by fewer awards impacted by a decline in the Company’s stock price subsequent to the grant of the shares vesting in the respective periods. The decrease was also due to a large tax benefit recognized in the three months ended March 28, 2019 compared to expense in the three months ended March 29, 2018 related to state effective tax rate changes. The Company's current blended state and federal rate is 24.4% as of March 28, 2019 as compared to 25.4% as of March 29, 2018.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually and in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities - The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has a right-of-use (“ROU”) asset of $21.5 million and short-term and long-term lease liabilities of $1.3 million and $24.3 million, respectively, on the balance sheet as of March 28, 2019 for all material leases with terms longer than twelve months. These balances are included within 'Other assets', 'Other current liabilities' and 'Other liabilities', respectively, on the unaudited Condensed Consolidated Balance Sheets. The Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU asset and lease liabilities. As of March 28, 2019, the Company had a weighted average remaining lease term of 11.0 years on these leases.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU asset or lease liabilities due the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the three months ended March 28, 2019, the Company recognized the following components of total lease cost (in millions). These costs are presented within selling and marketing costs and administrative and other costs within the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

Three months ended
March 28, 2019
Operating lease cost	$0.8
Short-term lease cost	0.1
Variable lease cost	0.1
Total lease cost	$1.0
The Company made total lease payments of $0.8 million during the three months ended March 28, 2019. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows. The minimum lease payments under noncancelable operating leases as of December 27, 2018 were as follows (in millions).

Year	Minimum Lease Payments
2019	$3.5
2020	3.3
2021	3.4
2022	3.4
2023	3.4
Thereafter	22.1
Total	$39.1
The future lease payments under noncancelable operating leases as of March 28, 2019 were as follows (in millions).

Year	Future Lease Payments
2019 (March 29, 2019 - December 26, 2019)	$2.5
2020	3.3
2021	3.3
2022	3.4
2023	3.4
2024	3.5
Thereafter	18.7
Total	38.1
Less: Imputed interest on future lease payments	(12.5)
Total lease liability as of March 28, 2019 per the Condensed Consolidated Balance Sheet	$25.6
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company uses the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of March 28, 2019, the Company’s weighted average annual discount rate was 7.42%.
Operating Commitments - ESAs and Affiliate Agreements - The Company has entered into long-term ESAs with the founding members and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 4 - Intangible Assets. These ESA and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets is necessary. However, the amortization of these intangible assets is considered lease expense and was therefore, reclassified in the current period from 'Depreciation and amortization expense' to 'Amortization of intangibles recorded for network theater screen leases' within the unaudited Condensed Consolidated Statement of Income.
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increasing annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of March 28, 2019 and December 27, 2018, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of March 28, 2019, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $97.9 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. Additionally, the Company accrued $0.5 million and $0.1 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of March 28, 2019 and December 27, 2018, respectively.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other investments consisted of the following (in millions):

	As of
	March 28, 2019	December 27, 2018
Investment in AC JV, LLC (1)	$1.1	$0.9
Other investments (2)	2.1	2.1
Total	$3.2	$3.0

_______________________________________

(1)	Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.

(2)
The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities are accounted for at adjusted cost in accordance with the practicability exception under Accounting Standards Update 2016-1, Recognition and Measurement of Financial Assets and Financial Liabilities, and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.

During the three months ended March 28, 2019 and March 29, 2018, the Company recorded impairment charges of $0.0 million and $0.4 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of March 28, 2019 and March 29, 2018. As of March 28, 2019, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of March 28, 2019 and December 27, 2018, the Company had notes receivable totaling $4.2 million and $5.6 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 5—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of March 28, 2019		As of December 27, 2018
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loan	$268.7	$264.7	$269.4	$261.2
Notes due 2022	400.0	404.5	400.0	401.8
Notes due 2026	230.0	213.3	235.0	211.0

____________________________________________

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 28, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$34.4	$14.0	$20.4	$—
Short-term marketable securities (2)	8.3	—	8.3	—
Long-term marketable securities (2)	10.1	—	10.1	—
Total assets	$52.8	$14.0	$38.8	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 27, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$18.2	$11.2	$7.0	$—
Short-term marketable securities (2)	24.0	—	24.0	—
Long-term marketable securities (2)	10.2	—	10.2	—
Total assets	$52.4	$11.2	$41.2	$—
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

(2)
Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three months ended March 28, 2019 and March 29, 2018, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in other comprehensive income.  Original cost of short-term marketable securities is based on the specific identification method. As of March 28, 2019 and December 27, 2018, there was $0.1 million and $0.2 million, respectively, of gross unrealized losses related to individual securities of $10.1 million and $11.8 million, respectively, that had been in a continuous loss position for 12 months or longer. The Company has not recorded an impairment because it has the intention and ability to hold these securities to maturity.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 28, 2019 and December 27, 2018 were as follows:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 28, 2019
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term municipal bonds	$0.3	$0.2	0.3
Short-term U.S. government agency bonds	3.5	3.5	0.5
Short-term commercial paper:
Industrial	2.0	2.0	0.2
Short-term certificates of deposit	2.6	2.6	0.5
Total short-term marketable securities	$8.4	$8.3

Long-term municipal bonds	1.2	1.3	1.3
Long-term U.S. government agency bonds	6.3	6.2	2.1
Long-term certificates of deposit	2.7	2.6	2.9
Total long-term marketable securities	$10.2	$10.1
Total marketable securities	$18.6	$18.4

	As of December 27, 2018
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	3.9	3.9	0.5
Short-term U.S. government treasury bonds	0.3	0.3	0.5
Short-term certificates of deposit	3.6	3.6	0.6
Short-term municipal bonds	0.5	0.5	0.1
Short-term commercial paper:
Financial	3.8	3.8	0.1
Industrial	12.0	11.9	0.1
Total short-term marketable securities	24.1	24.0

Long-term municipal bonds	1.2	1.3	1.5
Long-term U.S. government agency bonds	6.9	6.8	2.1
Long-term certificates of deposit	2.4	2.1	2.9
Total long-term marketable securities	10.5	10.2
Total marketable securities	$34.6	$34.2
___________________________________

(1)
Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

10.  SUBSEQUENT EVENT
On May 6, 2019, the Company declared a cash dividend of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 16, 2019 to be paid on May 31, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” contained below and in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2018. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2018. In the following discussion and analysis, the term net loss refers to net loss attributable to NCM, Inc.
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. During 2018, we launched our Noovie Arcade mobile app which brings augmented reality to our Noovie pre-show and over 2.1 million movie goers have already downloaded the app as of March 28, 2019. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator digital product to reach entertainment audiences beyond the theater. We have long-term ESAs (approximately 18 years remaining as of March 28, 2019) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between September 2019 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 15.8 years as of March 28, 2019. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (96% digital cinema projectors and 4% LCD projectors) as of March 28, 2019.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. Senior executives hold meetings at least once per quarter with members of management to discuss and analyze operating results and address significant variances to budget and prior year in an effort to identify trends and changes in our business. We focus on operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per screen per week, national and local and regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA including integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors. Financial results, including the metrics outlined above, are presented to the Board of Directors on a monthly basis.
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Form 10-K filed with the SEC on February 22, 2019 for our fiscal year ended December 27, 2018.
Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2019	Q1 2018	Q1 2019 to Q1 2018
Revenue	$76.9	$80.2	(4.1)%
Operating expenses:
Advertising	39.2	42.6	(8.0)%
Network, administrative and unallocated costs	26.8	26.6	0.8%
Total operating expenses	66.0	69.2	(4.6)%
Operating income	10.9	11.0	(0.9)%
Non-operating expenses	14.1	13.5	4.4%
Income tax (benefit) expense	(0.6)	1.0	NM
Net loss attributable to noncontrolling interests	(1.5)	(1.6)	(6.3)%
Net loss attributable to NCM, Inc.	$(1.1)	$(1.9)	(42.1)%

Net loss per NCM, Inc. basic share	$(0.01)	$(0.03)	(66.7)%
Net loss per NCM, Inc. diluted share	$(0.01)	$(0.03)	(66.7)%

Adjusted OIBDA	$22.1	$23.3	(5.2)%
Adjusted OIBDA margin	28.8%	29.1%	(0.3)%
Total theater attendance (in millions) (1)	148.7	177.0	(16.0)%
_________________________
NM = Not Meaningful

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share based compensation costs and Chief Executive Officer transition costs.  Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue.  Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share based payment costs or costs associated with the resignation of the Company’s former Chief Executive Officer. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-

GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2019	Q1 2018
Operating income	$10.9	$11.0
Depreciation expense	3.3	2.8
Amortization expense (1)	—	6.7
Amortization of intangibles recorded for network theater screen leases (1)	6.9	—
Share-based compensation costs (2)	0.8	2.8
CEO transition costs (3)	0.2	—
Adjusted OIBDA	$22.1	$23.3
Total revenue	$76.9	$80.2
Adjusted OIBDA margin	28.8%	29.1%
____________________________________________

(1)
Following the adoption of ASC 842, as discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified to this account as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.

(2)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.

(3)	Chief Executive Officer transition costs represent costs associated with the search for a new Company CEO.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the first three months of 2019 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 27, 2018	16,768	4,404	21,172
Closures, net of openings (1)	(53)	(175)	(228)
Balance as of March 28, 2019	16,715	4,229	20,944
______________________________________

(1)
Includes the loss of one of our affiliates that did not renew its contract resulting in a reduction of 244 affiliate screens to our network, partially offset by screens added by other existing affiliates.

Our founding member and network affiliate agreements allow us to sell cinema advertising across the largest network of digitally equipped theaters in the U.S. We believe that our market coverage strengthens our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms by allowing advertisers the broad reach and national scale that they need to effectively reach their target audiences.
Basis of Presentation
The results of operations data for the three months ended March 28, 2019 (first quarter of 2019) and March 29, 2018 (first quarter of 2018) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
Results of Operations
First Quarter of 2019 and First Quarter of 2018

Revenue. Total revenue decreased 4.1%, from $80.2 million for the first quarter of 2018 to $76.9 million for the first quarter of 2019.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2019	Q1 2018	Q1 2019 to Q1 2018	Q1 2019 to Q1 2018
National advertising revenue	$54.0	$54.8	$(0.8)	(1.5)%
Local advertising revenue	12.8	13.5	(0.7)	(5.2)%
Regional advertising revenue	3.4	3.9	(0.5)	(12.8)%
Founding member advertising revenue from beverage concessionaire agreements	6.7	8.0	(1.3)	(16.3)%
Total revenue	$76.9	$80.2	$(3.3)	(4.1)%
The following table shows data on theater attendance and revenue per attendee for the first quarter of 2019 and the first quarter of 2018:

			% Change
	Q1 2019	Q1 2018	Q1 2019 to Q1 2018
National advertising revenue per attendee	$0.363	$0.310	17.1%
Local advertising revenue per attendee	$0.086	$0.076	13.2%
Regional advertising revenue per attendee	$0.023	$0.022	4.5%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.472	$0.408	15.7%
Total advertising revenue per attendee	$0.517	$0.453	14.1%
Total theater attendance (in millions) (1)	148.7	177.0	(16.0)%
 ________________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $0.8 million, or 1.5% decrease in national advertising revenue (excluding beverage revenue from founding members) was primarily due to a $1.0 million decrease in other revenue not included in the inventory measured by impressions sold or CPMs, driven by a decrease in barter revenue related primarily to timing year over year. Onscreen revenue measured by impressions sold or CPMs remained relatively flat due to the offset of an 8.1% decrease in impressions sold and a 10.0% increase in national advertising CPMs (excluding beverage) during the first quarter of 2019, compared to the first quarter of 2018. The decrease in impressions sold was primarily due to lower scatter and content partner spending and a 16.0% decrease in network attendance. The decrease in network attendance prevented us from fully recognizing the healthy first quarter customer demand and placing more of our year-end make-good balance, resulting in an unseasonably high make-good balance of $4.7 million as of March 28, 2019. The make-good balance represents sold but undelivered impressions as of the end of the period. National advertising utilization increased from 95.2% in the first quarter of 2018 to 104.1% in the first quarter of 2019. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The increase in national advertising CPMs was due primarily to a shift in the mix of customers with upfront commitments with higher CPMs choosing to place their advertisements in the first quarter of 2019, compared to the first quarter of 2018.
Local advertising revenue. The $0.7 million, or 5.2% decrease in local advertising revenue was primarily driven by a 12.1% decrease in the volume of local contracts, partially offset by a 5.1% increase in the average contract value in the first quarter of 2019, compared to the first quarter of 2018. The decrease in volume of contracts was driven by a decrease in contracts less than $100,000 due to the reduction in the local sales force following a realignment of sales territories in late 2018. The increase in average contract value is primarily due to an increase in integrated contracts incorporating the sale of digital products in addition to traditional on-screen advertising.
Regional advertising revenue. The $0.5 million, or 12.8% decrease in regional advertising revenue was primarily driven by a decrease in the value of significant regional contracts within the automotive and travel and tourism categories, partially offset by an increase in regional contract volume and value within the apparel category in the first quarter of 2019, compared to the first quarter of 2018.

Founding member beverage revenue. The $1.3 million, or 16.3%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 15.8% decrease in founding member attendance, partially offset by a 0.7% increase in beverage revenue CPMs, in the first quarter of 2019, compared to the first quarter of 2018. The 2019 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2017 to 2018, which increased 0.7%.
Operating expenses. Total operating expenses decreased $3.2 million, or 4.6%, from $69.2 million for the first quarter of 2018 to $66.0 million for the first quarter of 2019.  The following table shows the changes in operating expense for the first quarter of 2019 and the first quarter of 2018 (in millions):

			$ Change	% Change
	Q1 2019	Q1 2018	Q1 2019 to Q1 2018	Q1 2019 to Q1 2018
Advertising operating costs	$7.3	$7.0	$0.3	4.3%
Network costs	3.5	3.5	—	—%
Theater access fees—founding members	19.1	20.6	(1.5)	(7.3)%
Selling and marketing costs	15.2	16.0	(0.8)	(5.0)%
Administrative and other costs	10.7	12.6	(1.9)	(15.1)%
Depreciation expense	3.3	2.8	0.5	17.9%
Amortization expense	—	6.7	(6.7)	(100.0)%
Amortization of intangibles recorded for network theater screen leases	6.9	—	6.9	100.0%
Total operating expenses	$66.0	$69.2	$(3.2)	(4.6)%
Advertising operating costs. Advertising operating costs increased $0.3 million, or 4.3%, from $7.0 million for the first quarter of 2018 to $7.3 million for the first quarter of 2019. The increase was primarily related to a $0.2 million increase in affiliate advertising payments driven by a 7.1%, or 288 screen, increase in the number of average affiliate screen count as of the first quarter of 2019, compared to the first quarter of 2018, and a slight increase in the associated effective revenue share percentages for affiliates added to our network in 2018.
Network costs. Network costs remained consistent at $3.5 million for the first quarter of 2018, compared to the first quarter of 2019.
Theater access fees—founding members. Theater access fees decreased $1.5 million, or 7.3%, from $20.6 million in the first quarter of 2018 to $19.1 million in the first quarter of 2019. The expense associated with founding member attendance decreased $1.9 million due a 15.8% decrease in attendance at founding members’ theaters, which was partially offset by a $0.4 million increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of March 28, 2019), including higher quality digital cinema projectors and related equipment, due to the annual 5% rate increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs decreased $0.8 million, or 5.0%, from $16.0 million for the first quarter of 2018 to $15.2 million for the first quarter of 2019. This decrease was primarily related to a $1.2 million decrease in personnel related expenses primarily due to 1) a reduction in headcount related to a realignment of sales territories in late 2018 and 2) lower non-cash share-based compensation expense related to a decrease in the projected vesting of performance based awards as of the first quarter of 2019, compared to the first quarter of 2018. The decrease was also due to a $0.4 million non-cash impairment charge realized in the first quarter of 2018, related to investments obtained in prior years in exchange for advertising services and no such expense in the first quarter of 2019. These decreases were partially offset by a $0.3 million increase in non-cash barter expense and a $0.3 million increase in expenses related to sales meetings primarily related to the timing of these expenses.
Administrative and other costs.  Administrative and other costs decreased $1.9 million, or 15.1%, from $12.6 million for the first quarter of 2018 to $10.7 million for the first quarter of 2019. This decrease was primarily related to a $2.5 million decrease in personnel related expenses driven by a $1.3 million decrease in non-cash share-based compensation expense related to a decrease in the projected vesting of performance based awards and the lower volume of awards as of the first quarter of 2019, compared to the first quarter of 2018. The decrease in personnel related expenses was also due to a $0.4 million decrease in bonus expense driven by lower performance based bonus expense in the first quarter of 2019 as compared to the first quarter of 2018 and a $0.5 million increase in capitalized personnel costs driven by the nature of the work being performed by our information technology department during the first quarter of 2019 as compared to the first quarter of 2018. These decreases were partially offset by a $0.3 million increase in consulting services and a $0.2 million increase in CEO transition fees related to costs incurred in the first quarter of 2019 for the search to identify our new CEO.
Depreciation expense. Depreciation expense increased $0.5 million, or 17.9%, from $2.8 million for the first quarter of 2018 to $3.3 million for the first quarter of 2019, primarily due to new equipment and leasehold improvements associated with the relocation of our corporate headquarters in the second quarter of 2018.
Amortization expense and Amortization of intangibles recorded for network theater screen leases. Amortization of our ESA and affiliate intangibles increased $0.2 million, or 3.0%, from $6.7 million of amortization expense for the first quarter of 2018 to $6.9 million of amortization of intangibles recorded for network theater screen leases for the first quarter of 2019. Following the adoption of ASC 842, as discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified from amortization expense to amortization of intangibles recorded for network theater screen leases as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense. The $0.2 million increase is due to an increase in the underlying intangible asset balances following our annual common unit adjustment.
Non-operating expenses. Total non-operating expenses increased $0.6 million, or 4.4%, from $13.5 million for the first quarter of 2018 to $14.1 million for the first quarter of 2019. The following table shows the changes in non-operating expense for the first quarter of 2019 and the first quarter of 2018 (in millions):

			$ Change	% Change
	Q1 2019	Q1 2018	Q1 2019 to Q1 2018	Q1 2019 to Q1 2018
Interest on borrowings	$14.4	$13.8	$0.6	4.3%
Interest income	(0.5)	(0.2)	(0.3)	150.0%
Gain on early retirement of debt, net	(0.3)	—	(0.3)	(100.0)%
Loss (gain) on the re-measurement of the payable to founding members under the tax receivable agreement	0.7	(0.1)	0.8	100.0%
Other non-operating income	(0.2)	—	(0.2)	(100.0)%
Total non-operating expenses	$14.1	$13.5	$0.6	4.4%

The increase in non-operating expense was due primarily to a $0.8 million increase in the loss on the re-measurement of the payable to founding members under the tax receivable agreement driven by an increase in the state blended tax rate in the first quarter of 2019, compared to a small decrease in the state blended tax rate in the first quarter of 2018, and a $0.6 million increase in interest on borrowings due to a 0.32% increase in the weighted average interest on borrowings driven by an increase in the LIBOR rate on our term loan in the first quarter of 2019, compared to the first quarter of 2018. These increases were partially offset by a $0.3 million net gain on the early retirement of debt related to the repurchase of some of our Notes due 2026 at a discount and a $0.3 million increase in interest income on cash and cash equivalents held at NCM, Inc. due to a 0.27% increase in the weighted average interest rate of return in the first quarter of 2019, compared to the first quarter of 2018.
Income Tax (Benefit) Expense. Income tax expense decreased $1.6 million from $1.0 million of income tax expense for the first quarter of 2018 to an income tax benefit of $0.6 million for the first quarter of 2019. The increase in income tax benefit was primarily due to a smaller permanent difference between the allowable deduction for stock based compensation for tax purposes and book purposes in the first quarter of 2019 as compared to the first quarter of 2018 driven by fewer awards impacted by a decline in the Company’s stock price subsequent to the grant of the shares vesting in the respective periods. The decrease was also due to a large tax benefit recognized in the first quarter of 2019 compared to expense in the first quarter of 2018 related to state effective tax rate changes.
Net Loss. Net loss decreased $0.8 million from $1.9 million in the first quarter of 2018 to $1.1 million in the first quarter of 2019. The decrease was due to a $1.6 million decrease in income tax expense, as described above, partially offset by a $0.6 million increase in non-operating expense and a $0.1 million decrease in operating income.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three months of 2019 and 2018, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time acquired as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. Per the ESAs, the time sold to the founding member beverage supplier is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC.  Due to a 0.7% increase in segment one CPMs in 2018, the CPM on our beverage concessionaire revenue increased during the first three months of 2019 by 0.7% and the remainder of 2019 will increase by an equivalent percentage.
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
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to NCM LLC’s founding members, interest or principal payments on our term loan and the Notes due 2022 and Notes due 2026, income tax payments, TRA payments to NCM LLC’s founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 28, 2019	December 27, 2018	March 29, 2018	Q1 2019 to YE 2018	Q1 2019 to Q1 2018
Cash, cash equivalents and marketable securities (1)	$82.4	$75.6	$81.2	$6.8	1.2
NCM LLC revolver availability (2)	133.2	143.2	137.2	(10.0)	(4.0)
Total liquidity	$215.6	$218.8	$218.4	$(3.2)	(2.8)
_________________________

(1)
Included in cash, cash equivalents and marketable securities as of March 28, 2019, December 27, 2018 and March 29, 2018, was $4.7 million, $7.2 million and $3.1 million, respectively, of cash and marketable securities held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)
The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of March 28, 2019, December 27, 2018 and March 29, 2018. As of March 28, 2019, December 27, 2018 and March 29, 2018, the amount available under the NCM LLC revolving credit facility in the table above, was net of amount outstanding under the revolving credit facility of $37.0 million, $27.0 million and $33.0 million, respectively, and net letters of credit of $4.8 million in each respective period.

As of March 28, 2019, the weighted average remaining maturity of our debt was 5.3 years. As of March 28, 2019, approximately 68% of our total borrowings bear interest at fixed rates.  The remaining 32% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have generated and used cash as follows (in millions):

	Three Months Ended
	March 28, 2019	March 29, 2018
Operating cash flow	$46.0	$49.5
Investing cash flow	15.0	(9.4)
Financing cash flow	(38.4)	(24.3)

•
Operating Activities. The $3.5 million decrease in cash provided by operating activities for the first quarter of 2019, compared to the first quarter of 2018 was due primarily to 1) a $5.7 million decrease in the change in accounts payable and accrued expenses due primarily to timing, 2) a $2.7 million decrease in other operating assets and liabilities due to an increase in prepaid expenses and other assets due primarily to timing, 3) a $2.0 million decrease in non-cash share-based compensation expense related to a decrease in the projected vesting of performance based awards and the lower volume of awards as of the first quarter of 2019, compared to the first quarter of 2018 and 4) a $1.4 million decrease in deferred income tax expense, as described further above. These decreases were partially offset by an $8.1 million increase in cash provided by operating activities due to the reclassification in the current period of founding member integration and other encumbered theater payments from cash flows from financing activities upon adoption of ASC 842, as further discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

•
Investing Activities. The $24.4 million increase in cash provided by investing activities for the first quarter of 2019, compared to the first quarter of 2018 was due primarily to higher proceeds of marketable securities, net of purchases, of $22.4 million and a $1.4 million increase in proceeds from founding member notes receivable due to the timing of payments.

•
Financing Activities. The $14.1 million increase in cash used in financing activities during the first quarter of 2019, compared to the first quarter of 2018 was due primarily to a $16.3 million increase in repayments of borrowings, net of proceeds and a $9.4 million decrease in cash inflows from financing activities due to the reclassification in the current period of founding member integration and other encumbered theater payments from cash flows from financing activities upon adoption of ASC 842, as further discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document. These increases were partially offset by a $9.7 million decrease in distributions to founding members, period over period.

Sources of Capital and Capital Requirements.
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 28, 2019 were $77.7 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.
Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, opportunistic debt repurchases, and capital expenditures, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, interest and repayments on borrowings under our credit agreements and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 28, 2019 was approximately $11.9 million, of which approximately $5.8 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the TRA with the founding members, and current and future dividends as declared by the Board of Directors, including a dividend declared on May 6, 2019 of $0.17 per share (approximately $13.1 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on May 16, 2019 to be paid on May 31, 2019. NCM LLC will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with NCM LLC’s founding members, income taxes and regular dividends for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, NCM, Inc.’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute over time a substantial portion of its free cash flow.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2018 and incorporated by reference herein.  As of March 28, 2019, there were no significant changes in those critical accounting policies except for the change in leases upon the adoption of ASC 842 in the first quarter of 2019 and discussed further within Note 8—Commitments and Contingencies, to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements, see the information provided under Note 1—The Company to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements.
Related Party Transactions
For a discussion of related party transactions, see the information provided under Note 5—Related Party Transactions to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Off-Balance Sheet Arrangements
We do not believe the Company has any off-balance sheet arrangements that are material to our current or future financial condition, results of operations, liquidity, capital resources or capital expenditures.
Contractual and Other Obligations
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2018 and incorporated by reference herein. There were no material changes to our contractual obligations during the three months ended March 28, 2019.
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
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2016, 2017 and 2018.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2016	17.0%	25.8%	25.4%	31.8%
FY 2017	16.9%	22.8%	27.3%	33.0%
FY 2018	18.2%	25.8%	24.9%	31.1%
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022 and the Notes due 2026 are at fixed rates, and therefore are not subject to market risk.  As of March 28, 2019, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $3.0 million for an annual period on the $37.0 million revolving credit balance and $268.7 million term loan outstanding as of March 28, 2019.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2018 and incorporated by reference herein.
Item 4.  Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 28, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 28, 2019 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 22, 2019 for the fiscal year ended December 27, 2018.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 28, 2018 through January 24, 2019	121,715	$7.04	—	N/A
January 25, 2019 through February 21, 2019	4,538	$6.94	—	N/A
February 22, 2019 through March 28, 2019	43,170	$7.85	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)
Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
 _____________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1.4 to the Company’s annual report on Form 10-K (File No. 001-33296) filed on February 22, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 6, 2019	/s/ Clifford E. Marks
Clifford E. Marks
Interim Chief Executive Officer and President
(Principal Executive Officer)

Date:	May 6, 2019	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)