Form 10-Q
period 2019-09-26
National CineMedia, Inc.
filed 2019-11-04
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2019
Commission file number: 001-33296
_____________________________________________
NATIONAL CINEMEDIA, INC.
(Exact name of registrant as specified in its charter)
______________________________________________

Delaware	20-5665602
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6300 S. Syracuse Way, Suite 300 Centennial, Colorado	80111
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (303) 792-3600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCMI	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, 79,241,224 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

PART I
Item 1. Financial Statements

	September 26, 2019	December 27, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46.3	$41.4
Short-term marketable securities	8.1	24.0
Receivables, net of allowance of $5.7 and $6.0, respectively	121.6	149.9
Income tax receivable	0.2	0.3
Amounts due from founding members, net	3.7	5.8
Current portion of notes receivable - founding members (including receivables from related parties of $2.8 and $4.2, respectively)	4.2	5.6
Prepaid expenses and other current assets	3.5	3.9
Total current assets	187.6	230.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $70.0 and $62.5, respectively	32.1	33.6
Intangible assets, net of accumulated amortization of $193.0 and $172.7, respectively	658.3	684.5
Deferred tax assets, net of valuation allowance of $78.9 and $80.1, respectively	167.9	173.9
Other investments	1.1	3.0
Long-term marketable securities	8.5	10.2
Debt issuance costs, net	4.2	5.0
Other assets	24.4	0.7
Total non-current assets	896.5	910.9
TOTAL ASSETS	$1,084.1	$1,141.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$24.8	$30.0
Payable to founding members under tax receivable agreement (including payables to related parties of $11.1 and $11.2, respectively)	15.3	15.5
Accrued expenses	21.6	21.7
Accrued payroll and related expenses	11.7	15.3
Accounts payable	16.5	18.0
Deferred revenue	10.4	7.3
Short-term debt	2.7	2.7
Other current liabilities	1.5	—
Total current liabilities	104.5	110.5
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $6.6 and $7.8, respectively	894.0	920.9
Payable to founding members under tax receivable agreement (including payables to related parties of $133.2 and $141.1, respectively)	183.4	195.6
Other liabilities	24.5	4.0
Total non-current liabilities	1,101.9	1,120.5
Total liabilities	1,206.4	1,231.0
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 77,362,387 and 76,976,398 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(210.8)	(215.2)
Retained earnings (distributions in excess of earnings)	(176.9)	(153.6)
Total NCM, Inc. stockholders’ equity/(deficit)	(386.9)	(368.0)
Noncontrolling interests	264.6	278.8
Total equity/(deficit)	(122.3)	(89.2)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$1,084.1	$1,141.8
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
REVENUE (including revenue from related parties of $5.7, $5.8, $17.5 and $21.8, respectively)	$110.5	$110.1	$297.6	$304.0
OPERATING EXPENSES:
Advertising operating costs	9.6	10.3	26.8	26.5
Network costs	3.2	3.2	10.1	10.0
Theater access fees—founding members (including fees to related parties of $13.5, $13.4, $40.9 and $55.5, respectively)	20.1	19.7	60.8	61.8
Selling and marketing costs	17.0	15.3	48.4	48.0
Administrative and other costs	10.4	9.3	32.2	34.7
Depreciation expense	3.4	3.1	10.0	9.0
Amortization expense	—	6.9	—	20.5
Amortization of intangibles recorded for network theater screen leases	6.8	—	20.7	—
Total	70.5	67.8	209.0	210.5
OPERATING INCOME	40.0	42.3	88.6	93.5
NON-OPERATING EXPENSES:
Interest on borrowings	13.8	14.4	42.4	42.3
Interest income	(0.4)	(0.3)	(1.4)	(1.0)
(Gain) loss on early retirement of debt, net	—	(0.3)	(0.3)	0.9
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(0.5)	3.2	1.0	(4.6)
Other non-operating income	—	(0.1)	(0.3)	(0.1)
Total	12.9	16.9	41.4	37.5
INCOME BEFORE INCOME TAXES	27.1	25.4	47.2	56.0
Income tax expense (benefit)	4.3	(0.3)	6.0	16.7
CONSOLIDATED NET INCOME	22.8	25.7	41.2	39.3
Less: Net income attributable to noncontrolling interests	13.6	14.5	24.2	25.8
NET INCOME ATTRIBUTABLE TO NCM, INC.	$9.2	$11.2	$17.0	$13.5
COMPREHENSIVE INCOME ATTRIBUTABLE TO NCM, INC.	$9.2	$11.2	$17.0	$13.5

NET INCOME PER NCM, INC. COMMON SHARE:
Basic	$0.12	$0.15	$0.22	$0.18
Diluted	$0.12	$0.14	$0.22	$0.16
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,356,833	76,924,983	77,293,234	76,825,828
Diluted	77,883,571	77,485,561	77,687,393	156,987,736
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Nine Months Ended
	September 26, 2019	September 27, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$41.2	$39.3
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Deferred income tax expense	6.0	16.6
Depreciation expense	10.0	9.0
Amortization expense	—	20.5
Amortization of intangibles recorded for network theater screen leases	20.7	—
Non-cash share-based compensation	4.2	6.2
Impairment on investment	2.0	0.4
Amortization of debt issuance costs	1.9	2.0
(Gain) loss on early retirement of debt, net	(0.3)	0.9
Non-cash loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	1.0	(4.6)
Other	(0.9)	(0.9)
Payments to third parties for extension of intangible assets	(0.6)	—
Proceeds from disposition of intangible assets by network affiliates	0.5	—
Founding member integration and other encumbered theater payments (including payments from related parties of $0.8 in 2019)	16.3	—
Changes in operating assets and liabilities:
Receivables, net	28.3	46.5
Accounts payable and accrued expenses	(3.0)	(0.4)
Amounts due to/from founding members, net	(0.2)	(0.5)
Payment to the founding members under tax receivable agreement (including payments to related parties of $9.8 and $17.6, respectively)	(14.0)	(17.6)
Deferred revenue	3.1	(0.6)
Other, net	(2.6)	2.0
Net cash provided by operating activities	113.6	118.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9.8)	(10.0)
Purchases of marketable securities	(9.9)	(30.9)
Proceeds from sale and maturities of marketable securities	28.3	20.9
Proceeds from notes receivable - founding members	1.4	—
Net cash provided by (used in) investing activities	10.0	(20.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(40.4)	(41.2)
Proceeds from revolving credit facility	100.0	139.2
Repayments of revolving credit facility	(121.0)	(137.2)
Repayments of Notes due 2026	(4.6)	(7.2)
Proceeds from term loan facility	—	270.0
Repayment of term loan facility	(2.0)	(270.7)
Payment of debt issuance costs	—	(6.6)
Founding member integration and other encumbered theater payments (including payments from related parties of $12.1 in 2018)	—	17.2
Distributions to founding members	(49.4)	(63.0)
Repurchase of stock for restricted stock tax withholding	(1.3)	(2.2)
Net cash used in financing activities	(118.7)	(101.7)
CHANGE IN CASH AND CASH EQUIVALENTS:	4.9	(2.9)
Cash and cash equivalents at beginning of period	41.4	30.2
Cash and cash equivalents at end of period	$46.3	$27.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 26, 2019	September 27, 2018
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$7.6	$15.9
Accrued distributions to founding members (including accrued distributions to related parties of $22.4 and $19.1, respectively)	$22.5	$19.1
Accrued integration and other encumbered theater payments due from founding members (including accrued payments due from related parties of $0.0 and $0.3, respectively)	$5.2	$5.1
Accrued purchases of property and equipment	$—	$1.0
Increase (decrease) in dividend equivalent accrual not requiring cash in the period	$0.8	$(1.3)
Supplemental disclosure of cash flow information:
Cash paid for interest	$37.1	$38.2
Cash paid for income taxes, net of refunds	$0.3	$0.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		Three Months Ended
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—June 28, 2018	$(95.1)	76,915,532	$0.8	$(227.1)	$(154.9)	$286.1
Distributions to founding members	(19.1)	—	—	—	—	(19.1)
Income tax and other impacts of NCM LLC ownership changes	9.9	—	—	10.0	—	(0.1)
Comprehensive income, net of tax	25.7	—	—	—	11.2	14.5
Share-based compensation issued	—	16,962	—	—	—	—
Share-based compensation expense/capitalized	1.3	—	—	0.9	—	0.4
Cash dividends declared $0.17 per share	(13.1)	—	—	—	(13.1)	—
Balance—September 27, 2018	$(90.4)	76,932,494	$0.8	$(216.2)	$(156.8)	$281.8

Balance—June 27, 2019	$(110.5)	77,349,628	$0.8	$(211.9)	$(172.6)	$273.2
Distributions to founding members	(22.5)	—	—	—	—	(22.5)
Income tax and other impacts of NCM LLC ownership changes	—	—	—	0.1	—	(0.1)
Comprehensive income, net of tax	22.8	—	—	—	9.2	13.6
Share-based compensation issued	—	12,759	—	—	—	—
Share-based compensation expense/capitalized	1.4	—	—	1.0	—	0.4
Cash dividends declared $0.17 per share	(13.5)	—	—	—	(13.5)	—
Balance—September 26, 2019	$(122.3)	77,362,387	$0.8	$(210.8)	$(176.9)	$264.6

		Nine Months Ended
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 28, 2017	$(74.8)	76,242,222	$0.8	$(233.1)	$(130.2)	$287.7
Cumulative-effect adjustment for adoption of ASU 2014-09	(0.2)	—	—	—	(0.2)	—
Distributions to founding members	(44.5)	—	—	—	—	(44.5)
NCM LLC equity issued for purchase of intangible asset	15.9	—	—	7.7	—	8.2
Income tax and other impacts of NCM LLC ownership changes	9.6	—	—	6.9	—	2.7
Comprehensive income, net of tax	39.3	—	—	—	13.5	25.8
Share-based compensation issued	(2.1)	690,272	—	(2.1)	—	—
Share-based compensation expense/capitalized	6.3	—	—	4.4	—	1.9
Cash dividends declared $0.51 per share	(39.9)	—	—	—	(39.9)	—
Balance—September 27, 2018	$(90.4)	76,932,494	$0.8	$(216.2)	$(156.8)	$281.8

Balance—December 27, 2018	$(89.2)	76,976,398	$0.8	$(215.2)	$(153.6)	$278.8
Distributions to founding members	(44.0)	—	—	—	—	(44.0)
NCM LLC equity issued for purchase of intangible asset	7.6	—	—	3.7	—	3.9
Income tax and other impacts of NCM LLC ownership changes	(0.6)	—	—	(1.2)	—	0.6
Comprehensive income, net of tax	41.2	—	—	—	17.0	24.2
Share-based compensation issued	(1.3)	385,989	—	(1.3)	—	—
Share-based compensation expense/capitalized	4.3	—	—	3.2	—	1.1
Cash dividends declared $0.51 per share	(40.3)	—	—	—	(40.3)	—
Balance—September 26, 2019	$(122.3)	77,362,387	$0.8	$(210.8)	$(176.9)	$264.6
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
NCM LLC operates the largest cinema advertising network reaching movie audiences in North America, allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements. On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based on attendance) of approximately 20.0 years as of September 26, 2019. The network affiliate agreements expire at various dates between December 2019 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements together is 17.4 years as of September 26, 2019.
As of September 26, 2019, NCM LLC had 159,067,874 common membership units outstanding, of which 77,362,387 (48.6%) were owned by NCM, Inc., 41,770,669 (26.3%) were owned by Regal, 39,737,700 (25.0%) were owned by Cinemark and 197,118 (0.1%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
Concentration of Credit Risk and Significant Customers—Bad debts are provided for using the allowance for doubtful accounts method based on historical experience and management’s evaluation of outstanding receivables at the end of the period. Receivables are written off when management determines amounts are uncollectible. Trade accounts receivable are uncollateralized and represent a large number of geographically dispersed debtors. The collectability risk with respect to national and regional advertising is reduced by transacting with founding members or large, national advertising agencies that have strong reputations in the advertising industry and clients with stable financial positions. The Company has smaller contracts with thousands of local clients that are not individually significant. As of September 26, 2019 and December 27, 2018, there were no advertising agency groups or individual customers through which the Company sources national advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended September 26, 2019 and September 27, 2018, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. In 2018 and 2019, the restricted stock grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.  During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, 18,889, 21,807, 568,584 and 997,403 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Net income attributable to NCM, Inc.	$9.2	$11.2	$17.0	$13.5
NCM LLC equity issued for purchase of intangible asset	—	—	3.7	7.7
Income tax and other impacts of subsidiary ownership changes	0.1	10.0	(1.2)	6.9
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$9.3	$21.2	$19.5	$28.1

Recently Adopted Accounting Pronouncements
During the first quarter of 2019, the Company adopted Accounting Standards Update 2016-2 and subsequent amendments, Leases (Topic 842) (together “ASC 842”) utilizing the Comparatives Under 840 option where only the current period financial statements and related disclosures are presented in accordance with the new standard. As of the adoption date of December 28, 2018 the Company recognized the following on the unaudited Condensed Consolidated Balance Sheets: a right-of-use (“ROU”) asset of $21.7 million within 'Other assets', a short-term lease liability of $1.4 million within Other current liabilities', a long-term lease liability of $24.5 million within 'Other liabilities' and reversed the related deferred rent liability balance of $4.2 million for all leases with terms longer than twelve months related to its building operating leases. The Company elected to utilize the following practical expedients: (i) not being required to separate lease and non-lease components

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

when accounting for the lease for all asset classes; and (ii) not accounting for short-term leases under the new standard. The Company also determined that the ESAs and affiliate agreements are considered leases under ASC 842. However, the identification of the asset and determination of the period of control is dependent upon the scheduling of the showtimes by the exhibitors. As the schedules are typically not determined until one week in advance of the showtime, on average, the leases are considered short term in nature, specifically less than one month. As such, no ROU assets or lease liabilities were recognized for these agreements. The issuance of NCM LLC membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to affiliates for the contractual rights to provide services within their theaters will continue to be classified as intangible assets. However, the amortization of these intangible assets is now considered lease expense and has been reclassified within the current period from 'Depreciation and amortization expense' to 'Amortization of intangibles recorded for network theater screen leases' on the unaudited Condensed Consolidated Statement of Income. Additionally, these upfront cash payments to affiliates and receipt of integration payments from the founding members, as defined within Note 4 - Intangible Assets, will be considered cash flows from operating activities on the unaudited Condensed Consolidated Statement of Cash Flows when incurred as they are related to operating leases and will be reclassified from cash flows from investing and financing activities, respectively. The Company has also incorporated additional disclosures in Note 8 - Commitments and Contingencies to comply with ASC 842.
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
During the fourth quarter of 2018, the Company adopted a final rule issued by the SEC amending certain disclosure requirements deemed by the SEC to be redundant, duplicative, overlapping, outdated or superseded. The rule also added requirements to disclose (1) the changes in each caption of stockholders’ equity and non-controlling interests for the current and comparative year-to-date periods, with subtotals for each interim period and (2) the amount of dividends per share for each class of shares. The Company's adoption of the guidance resulted in changes to the presentation of the unaudited Consolidated Statement of Equity as a quarter to date equity rollforward is now also required for the current and comparable period. The Company implemented the amended disclosure requirements in the first quarter of 2019. The codification was updated to reflect the aforementioned SEC changes within Accounting Standards Update 2019-7, Codification Updates to SEC Sections ("ASU 2019-7") issued and effective during the third quarter of 2019.
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
In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, with partial early adoption permitted for eliminated disclosures. The method of adoption varies by the disclosure. The Company does not expect the adoption of ASU 2018-13 to have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through Cinema Accelerator and NCM's digital gaming products including Noovie ARcade, Fantasy Movie League, Name That Movie and Noovie Shuffle, which can be played on the mobile apps or at Noovie.com. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the Condensed Consolidated Balance Sheet. As of September 26, 2019 and December 27, 2018, the Company had a make-good provision of $4.8 million and $8.0 million, respectively.
The Company has certain contracts with two-year terms that are noncancelable following a specified date within the contract period.  The estimated revenue expected to be recognized in the future related to these contracted performance obligations that are unsatisfied (or partially unsatisfied) as of September 26, 2019, was $25.5 million, which is expected to be recognized in 2019.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national, local, regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three and nine months ended September 26, 2019 and September 27, 2018 (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
National advertising revenue	$82.3	$80.8	$213.9	$214.4
Local advertising revenue	16.8	17.4	47.3	49.0
Regional advertising revenue	4.1	4.5	14.2	16.6
Founding member advertising revenue from beverage concessionaire agreements	7.3	7.4	22.2	24.0
Total revenue	$110.5	$110.1	$297.6	$304.0
Deferred Revenue and Unbilled Accounts Receivable

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The changes in deferred revenue for the nine months ended September 26, 2019 were as follows (in millions):

Nine Months Ended
September 26, 2019
Balance at beginning of period	$7.3
Performance obligations satisfied	(7.3)
New contract liabilities	10.4
Balance at end of period	$10.4
As of September 26, 2019 and December 27, 2018, the Company had $11.6 million and $6.0 million in unbilled accounts receivable, respectively.
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

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Net income attributable to NCM, Inc. (in millions)	$9.2	$11.2	$17.0	$13.5
Net income attributable to NCM, Inc. following conversion of dilutive membership units (net of estimated taxes of $0.0, $0.0, $0.0 and $14.7)(in millions)	$9.2	$11.2	$17.0	$24.6
Weighted average shares outstanding:
Basic	77,356,833	76,924,983	77,293,234	76,825,828
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	526,738	560,578	394,159	80,161,908
Diluted	77,883,571	77,485,561	77,687,393	156,987,736
Earnings per NCM, Inc. share:
Basic	$0.12	$0.15	$0.22	$0.18
Diluted	$0.12	$0.14	$0.22	$0.16
The effect of 81,705,487, 80,660,822 and 81,410,838 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. The diluted weighted average shares outstanding for the nine months ended September 27, 2018 assumes the conversion of all founding member common units to NCM, Inc. shares as they were dilutive. Upon the conversion of all common units, all of the consolidated NCM LLC net income would be attributable to NCM, Inc. and thus has been utilized as the numerator of the diluted earnings per share calculation for the nine months ended September 27, 2018. Consolidated NCM LLC net income for the nine months ended September 27, 2018 has been tax effected utilizing NCM, Inc.’s effective tax rate of 55.3% for the respective period. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 2,553,449, 2,016,709, 2,593,231 and 2,223,440 stock options and non-vested (restricted) shares for the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, respectively, excluded from the calculation as they were anti-dilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company’s intangible assets with its founding members are recorded at fair market value of NCM, Inc.’s publicly traded stock as of the date on which the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common membership units were issued.  The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. The Company extended the useful life of the intangible asset for Cinemark and Regal following the extension of the ESA term in conjunction with the 2019 ESA Amendments. The Company has adopted an accounting policy to capitalize extension costs on its intangible assets and thus capitalized the legal and professional costs incurred in conjunction with the ESA amendments. During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, the Company capitalized $1.1 million, $0.0 million, $1.1 million, and $0.0 million within the intangible asset balance. There was no impact to the Payable to founding members under tax receivable agreement as the useful life of the intangible assets were not deemed to be extended for tax purposes and there were no changes made to the tax receivable agreements.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters ("encumbered theaters"), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, the Company recorded a reduction to net intangible assets of $5.6 million, $5.5 million, $13.7 million and $13.3 million, respectively, related to integration and other encumbered theater payments. These payments received from AMC related to its acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to its acquisition of theaters from Rave Cinemas. During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, AMC and Cinemark paid a total of $5.7 million, $5.6 million, $16.3 million and $17.2 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of September 26, 2019, AMC is no longer a related party. AMC remains a party to

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement ("TRA") and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the date its ownership fell below the 5% threshold (July 5, 2018) and related party transactions with AMC through this period are included within the disclosures below (specifically the first quarter and first six months of 2018).
The material agreements with the founding members are as follows:

•
ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to NCM LLC’s founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC agreed to pay Cinemark and Regal incremental monthly theater access fees and, subject to NCM LLC's use of specified inventory, a revenue share in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the ESAs were extended until 2041. The ESAs and 2019 ESA Amendments with Cinemark and Regal are considered leases with related parties under ASC 842.

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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
Included in the unaudited Condensed Consolidated Statements of Income: (1)	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (2)	$5.7	$5.8	$17.5	$21.8
Operating expenses:
Theater access fee (3)	13.5	13.4	40.9	55.5
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (4)	0.1	0.2	0.3	0.9
Purchase of movie tickets and concession products and rental of theater space (included in advertising operating costs) (4)	0.1	0.1	0.1	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (5)	0.1	0.1	0.2	0.3
________________________________________

(1)
AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures within the table above only include related party activity with AMC for the six months ended June 28, 2018.

(2)
For the three and nine months ended September 26, 2019 and September 27, 2018, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds (with all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	September 26, 2019	December 27, 2018
Current portion of notes receivable - related parties (1) (2)	2.8	4.2
Interest receivable on notes receivable (included in other current assets) (1) (2)	0.2	0.1
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (3)	633.2	657.6
Current payable to founding members under tax receivable agreement (1)(4)	11.1	11.2
Long-term payable to founding members under tax receivable agreement (1)(4)	133.2	141.1
_________________________________

(1)	AMC is no longer considered a related party as of July 5, 2018, as described further above. As such, the figures as of September 26, 2019 and December 27, 2018 do not include AMC.

(2)	Refer to the discussion of notes receivable from the founding members above.

(3)
Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all of the founding members (including AMC) as the Company's intangible balance is considered one asset inclusive of all common unit adjustment activity.

(4)
The Company paid Cinemark and Regal $3.5 million and $6.3 million, respectively, in payments pursuant to the TRA during 2019 which was for the 2018 tax year. The Company paid AMC, Cinemark and Regal $5.4 million, $4.6 million and $8.4 million, respectively, in payments pursuant to the TRA during 2018 which was for the 2017 tax year. As AMC is no longer considered a related party as of July 5, 2018, the AMC TRA payment includes only related party activity with AMC for the six months ended June 28, 2018.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three and nine months ended September 26, 2019 and September 27, 2018 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
AMC	$—	$—	$—	$2.2
Cinemark	10.9	9.4	21.4	20.7
Regal	11.5	9.7	22.5	21.5
Total distributions to related parties	22.4	19.1	43.9	44.4
NCM, Inc.	21.3	18.2	41.7	42.5
Total	$43.7	$37.3	$85.6	$86.9
The mandatory distributions of available cash by NCM LLC to Regal and Cinemark for the three months ended September 26, 2019 of $22.4 million are included in amounts due to founding members, net on the unaudited Condensed Consolidated Balance Sheets as of September 26, 2019 and will be made in the fourth quarter of 2019. AMC’s distribution for the three months ended June 28, 2018 was split equally between Cinemark and Regal because NCM LLC used a record date of July 6, 2018 (following the sale of AMC's membership units to Cinemark and Regal) to accommodate an agreement between each of AMC and Cinemark and AMC and Regal. These agreements entitled AMC to half of the second quarter of 2018 available cash distribution, or approximately $2.2 million, of which Cinemark and Regal each independently paid AMC approximately $1.1 million. The mandatory distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to founding members, net as of September 26, 2019 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.4	$2.4
Distributions payable to founding members	10.9	11.5	22.4
Total amounts due to founding members, net	$11.9	$12.9	$24.8
Amounts due to founding members, net as of December 27, 2018 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$1.0	$1.5	$2.5
Distributions payable to founding members	13.7	14.2	27.9
Integration payments due from founding members	(0.4)	—	(0.4)
Total amounts due to founding members, net	$14.3	$15.7	$30.0
The Amounts due from founding members, net balance as of September 26, 2019 and December 27, 2018 per the Condensed Consolidated Balance Sheets relates to payments due from AMC to NCM LLC. Given that AMC ceased being a related party as of July 5, 2018, the detail of that balance has not been included within the tables above.
During the three and nine months ended September 27, 2018, AMC received cash dividends of approximately $0.1 million and $0.4 million, respectively, on its shares of NCM, Inc. common stock held at that time.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.0 million and $0.9 million as of September 26, 2019 and December 27, 2018, respectively. During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, NCM LLC received cash distributions from AC JV, LLC of $0.1 million, $0.0 million, $0.2 million and $0.0 million, respectively. Equity in earnings from AC JV, LLC for the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, were $0.0 million, $0.0 million, $0.3 million and $0.1 million, respectively, and is included in non-operating expenses in the unaudited Condensed Consolidated Statements of Income. NCM LLC also received fees from AC JV, LLC of $0.1 million, $0.1 million, $0.1 million, and $0.2 million in the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, respectively, related to the transition services agreement with AC JV, LLC whereby the Company provides certain corporate overhead or creative services or use of facilities in exchange for a fee. These fees received by NCM LLC are included as an offset to network costs in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of September 26, 2019 and December 27, 2018 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 26, 2019	December 27, 2018	Maturity Date	Interest Rate
Senior secured notes due 2022	$400.0	$400.0	April 15, 2022	6.000%
Revolving credit facility	6.0	27.0	June 20, 2023	(1)
Term loan	267.3	269.4	June 20, 2025	(1)
Senior unsecured notes due 2026	230.0	235.0	August 15, 2026	5.750%
Total borrowings	903.3	931.4
Less: debt issuance costs related to term loan and senior notes	(6.6)	(7.8)
Total borrowings, net	896.7	923.6
Less: current portion of debt	(2.7)	(2.7)
Carrying value of long-term debt	$894.0	$920.9
___________________________________________________

(1)	The interest rates on the revolving credit facility and term loan are described below.

Senior Secured Credit Facility—On June 20, 2018, NCM LLC entered into a credit agreement to replace NCM LLC's senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of September 26, 2019, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $267.3 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  As of September 26, 2019, NCM LLC’s total availability under the $175.0 million revolving credit facility was $164.2 million, net of $6.0 million outstanding and $4.8 million in letters of credit.  The unused line fee is 0.50% per annum which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the revolving credit facility as of September 26, 2019 was 6.00%.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Term Loan—The interest rate on the term loan is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The interest rate on the term loan as of September 26, 2019 was 5.19%.  The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 26, 2019, NCM LLC has paid principal of $2.7 million, reducing the outstanding balance to $267.3 million. The term loan will mature on June 20, 2025.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of September 26, 2019, NCM LLC’s consolidated net senior secured leverage ratio was 3.11 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 4.17 times (versus the covenant of 6.25 times).
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
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $5.0 million and $15.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of September 26, 2019. These repurchases were treated as partial debt extinguishments and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.3 million and $0.3 million during the nine months ended September 26, 2019 and September 27, 2018, respectively.
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company’s effective tax rate increased from (2.8)% for the three months ended September 27, 2018 to 33.4% for the three months ended September 26, 2019 primarily due to lower deferred tax expense for the three months ended September 27, 2018 from the Company's remeasurement of its deferred tax assets as a result of revised state tax apportionment rates. The Company’s effective tax rate decreased from 55.3% for the nine months ended September 27, 2018 to 26.9% for the nine months ended September 26, 2019 primarily due to a decrease in tax expense recorded for the change in the state effective tax rate. The decrease in income tax expense was primarily due to a decrease in deferred tax expense for the nine months ended September 26, 2019, compared to the nine months ended September 27, 2018 related to the Company's remeasurement of its deferred taxes as a result of a 2018 state tax law change. The Company's current blended state and federal rate is 24.3% as of September 26, 2019 as compared to 25.6% as of September 27, 2018.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities - The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $21.9 million and short-term and long-term lease liabilities of $1.5 million and $24.5 million, respectively, on the balance sheet as of September 26, 2019 for all material leases with terms longer than twelve months. These balances are included within 'Other assets', 'Other current liabilities' and 'Other liabilities', respectively, on the unaudited Condensed Consolidated Balance Sheets. The Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the ROU assets and lease liabilities. As of September 26, 2019, the Company had a weighted average remaining lease term of 10.25 years on these leases.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the three and nine months ended September 26, 2019, the Company recognized the following components of total lease cost (in millions). These costs are presented within selling and marketing costs and administrative and other costs within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended	Nine Months Ended
	September 26, 2019	September 26, 2019
Operating lease cost	$0.7	$2.3
Short-term lease cost	0.1	0.2
Variable lease cost	0.1	0.4
Total lease cost	$0.9	$2.9
The Company made total lease payments of $0.9 million and $2.5 million during the three and nine months ended September 26, 2019. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows. The minimum lease payments under noncancelable operating leases as of December 27, 2018 were as follows (in millions).

Year	Minimum Lease Payments
2019	$3.5
2020	3.3
2021	3.4
2022	3.4
2023	3.4
Thereafter	22.1
Total	$39.1
The future lease payments under noncancelable operating leases as of September 26, 2019 were as follows (in millions).

Year	Future Lease Payments
2019 (September 27, 2019 - December 26, 2019)	$0.8
2020	3.5
2021	3.5
2022	3.7
2023	3.7
2024	3.7
Thereafter	18.6
Total	37.5
Less: Imputed interest on future lease payments	(11.5)
Total lease liability as of September 26, 2019 per the Condensed Consolidated Balance Sheet	$26.0
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of September 26, 2019, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.35%.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating Commitments - ESAs and Affiliate Agreements - The Company has entered into long-term ESAs with the founding members and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 4 - Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and was therefore, reclassified in the current period from 'Depreciation and amortization expense' to 'Amortization of intangibles recorded for network theater screen leases' within the unaudited Condensed Consolidated Statement of Income.
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 26, 2019 and December 27, 2018, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal will receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC will be entitled to display an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”). The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal will be entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of September 26, 2019, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $83.6 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, the Company paid $0.3 million, $0.7 million, $0.3 million and $0.7 million related to these minimum guarantees. Additionally, the Company accrued $0.4 million and $0.1 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 26, 2019 and December 27, 2018, respectively.

9.  FAIR VALUE MEASUREMENTS

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
Other investments consisted of the following (in millions):

	As of
	September 26, 2019	December 27, 2018
Investment in AC JV, LLC (1)	$1.0	$0.9
Other investments (2)	0.1	2.1
Total	$1.1	$3.0

_______________________________________

(1)	Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.

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

During the three months ended September 26, 2019 and September 27, 2018 and the nine months ended September 26, 2019 and September 27, 2018, the Company recorded impairment charges of $2.0 million, $0.0 million, $2.0 million and $0.4 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of September 26, 2019 and September 27, 2018. As of September 26, 2019, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
As of September 26, 2019 and December 27, 2018, the Company had notes receivable totaling $4.2 million and $5.6 million, respectively, from its founding members related to the sale of Fathom Events, as described in Note 5—Related Party Transactions. These notes were initially valued using comparative market multiples.  There were no identified events or changes in circumstances that had a significant adverse effect on the fair value of the notes receivable.  The notes are classified as Level 3 in the fair value hierarchy as the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 26, 2019		As of December 27, 2018
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loan	$267.3	$267.5	$269.4	$261.2
Notes due 2022	400.0	406.0	400.0	401.8
Notes due 2026	230.0	224.4	235.0	211.0

____________________________________________

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 26, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$36.9	$15.2	$21.7	$—
Short-term marketable securities (2)	8.1	—	8.1	—
Long-term marketable securities (2)	8.5	—	8.5	—
Total assets	$53.5	$15.2	$38.3	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 27, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$18.2	$11.2	$7.0	$—
Short-term marketable securities (2)	24.0	—	24.0	—
Long-term marketable securities (2)	10.2	—	10.2	—
Total assets	$52.4	$11.2	$41.2	$—
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

(2)
Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. For the three and nine months ended September 26, 2019 and September 27, 2018, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in interest income.  Original cost of short-term marketable securities is based on the specific identification method. As of September 26, 2019 and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

December 27, 2018, there was an inconsequential amount and $0.2 million, respectively, of gross unrealized losses related to individual securities of $6.5 million and $11.8 million, respectively, that had been in a continuous loss position for 12 months or longer. The Company has not recorded an impairment because it has the intention and ability to hold these securities to maturity.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 26, 2019 and December 27, 2018 were as follows:

	As of September 26, 2019
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.0	$3.0	0.6
Short-term commercial paper:
Industrial	2.0	2.0	0.2
Short-term municipal bonds	1.2	1.2	0.8
Short-term certificates of deposit	1.9	1.9	0.1
Total short-term marketable securities	8.1	8.1

Long-term U.S. government agency bonds	5.9	6.0	3.0
Long-term certificates of deposit	2.5	2.5	2.5
Total long-term marketable securities	8.4	8.5
Total marketable securities	$16.5	$16.6

	As of December 27, 2018
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.9	$3.9	0.5
Short-term U.S. government treasury bonds	0.3	0.3	0.5
Short-term certificates of deposit	3.6	3.6	0.6
Short-term municipal bonds	0.5	0.5	0.1
Short-term commercial paper:
Financial	3.8	3.8	0.1
Industrial	12.0	11.9	0.1
Total short-term marketable securities	24.1	24.0

Long-term municipal bonds	1.2	1.3	1.5
Long-term U.S. government agency bonds	6.9	6.8	2.1
Long-term certificates of deposit	2.4	2.1	2.9
Total long-term marketable securities	10.5	10.2
Total marketable securities	$34.6	$34.2
___________________________________

(1)
Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

10.  SUBSEQUENT EVENTS
On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% senior secured notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15

, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. Also, on October 8, 2019, NCM LLC called for redemption the entire $400.0 million aggregate principal amount of NCM LLC’s existing Notes due 2022. The redemption price for the Notes due 2022 is 101.000% of the principal amount thereof plus accrued and unpaid interest thereon, to but not including the redemption date. The redemption date will be November 7, 2019. Following the delivery of the redemption notice for the Notes due 2022, NCM LLC deposited funds with the trustee for the Notes due 2022 in an amount that is sufficient for the trustee to pay the full redemption price (including accrued and unpaid interest) to the holders of the Notes due 2022 on the redemption date.

On November 4, 2019, the Company declared a cash dividend of $0.17 per share (approximately $13.2 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 14, 2019 to be paid on November 29, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2018. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 27, 2018. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Overview
We are America's Movie Network. As the #1 weekend network for Millennials (age 18-34) in the U.S., we are the connector between brands and movie audiences. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator and our other digital gaming products including Noovie ARcade, Fantasy Movie League, Name That Movie and Noovie Shuffle which can be played on the mobile apps or at Noovie.com. As of September 26, 2019, over 3.5 million movie goers have downloaded our mobile apps. These downloads and the acquisition of second party data have resulted in first and second party data sets of over 75 million. We have long-term ESAs (approximately 20.0 weighted average years remaining as of September 26, 2019) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between December 2019 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 17.4 years as of September 26, 2019. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 98% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (95% digital cinema projectors and 5% LCD projectors) as of September 26, 2019.
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
Recent Developments

Amendment to Cinemark and Regal ESAs
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments with affiliates of each of Cinemark and Regal. The 2019 ESA Amendments extended the terms of the ESAs with Cinemark and Regal from February 13, 2037 to February 13, 2041 and modified the Noovie pre-show in Cinemark and Regal theaters.
Beginning on November 1, 2019, NCM LLC will be entitled to display up to five minutes of the Noovie pre-show after the advertised showtime of a feature film in Cinemark and Regal theaters. The amount of time included in the Noovie pre-show displayed prior to showtime will be reduced by the sum of five minutes plus the aggregate length of time of any Platinum Spot.
In consideration for utilization of the theaters post-showtime, Cinemark and Regal will be entitled to receive post-showtime theater access fees. These fees are based upon Cinemark’s or Regal’s attendance and a post-showtime theater access fee per patron. NCM LLC will pay a post-showtime theater access fee to Cinemark and Regal as follows: (i) beginning on November 1, 2019, $0.025 per patron, (ii) beginning on November 1, 2020, $0.0375 per patron, (iii) beginning on November 1, 2021, $0.05 per patron, (iv) beginning on November 1, 2022, $0.052 per patron, and (v) beginning on November 1, 2027 and every five years thereafter on November 1, the post-showtime theater access fee per patron will increase by 8%.
In addition, beginning on November 1, 2019, NCM LLC will be entitled to display a Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two trailers.
In consideration for the utilization of the theaters post-showtime for Platinum Spots, Cinemark and Regal will be entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time.
Refinancing of Notes due 2022
On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% senior secured notes due 2028 to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. Also, on October 8, 2019, NCM LLC called for redemption the entire $400.0 million aggregate principal amount of NCM LLC’s existing Notes due 2022. The redemption price for the Notes due 2022 is 101.000% of the principal amount thereof plus accrued and unpaid interest thereon, to but not including the redemption date. The redemption date will be November 7, 2019. Following the delivery of the redemption notice for the Notes due 2022, NCM LLC deposited funds with the trustee for the Notes due 2022 in an amount that is sufficient for the trustee to pay the full redemption price (including accrued and unpaid interest) to the holders of the Notes due 2022 on the redemption date.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q3 2019	Q3 2018	YTD 2019	YTD 2018	Q3 2019 to Q3 2018	YTD 2019 to YTD 2018
Revenue	$110.5	$110.1	$297.6	$304.0	0.4%	(2.1)%
Operating expenses:
Advertising	44.3	44.2	130.8	133.4	0.2%	(1.9)%
Network, administrative and unallocated costs	26.2	23.6	78.2	77.1	11.0%	1.4%
Total operating expenses	70.5	67.8	209.0	210.5	4.0%	(0.7)%
Operating income	40.0	42.3	88.6	93.5	(5.4)%	(5.2)%
Non-operating expenses	12.9	16.9	41.4	37.5	(23.7)%	10.4%
Income tax expense (benefit)	4.3	(0.3)	6.0	16.7	NM	(64.1)%
Net income attributable to noncontrolling interests	13.6	14.5	24.2	25.8	(6.2)%	(6.2)%
Net income attributable to NCM, Inc.	$9.2	$11.2	$17.0	$13.5	(17.9)%	25.9%

Net income per NCM, Inc. basic share	$0.12	$0.15	$0.22	$0.18	(20.0)%	22.2%
Net income per NCM, Inc. diluted share	$0.12	$0.14	$0.22	$0.16	(14.3)%	37.5%

Adjusted OIBDA	$51.7	$53.6	$124.0	$129.2	(3.5)%	(4.0)%
Adjusted OIBDA margin	46.8%	48.7%	41.7%	42.5%	(1.9)%	(0.8)%
Total theater attendance (in millions) (1)	163.4	164.7	497.4	535.8	(0.8)%	(7.2)%
_________________________
NM = Not Meaningful

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs and Chief Executive Officer transition costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share based payment costs or costs associated with the resignation of the Company’s former Chief Executive Officer. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for, financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2019	Q3 2018	YTD 2019	YTD 2018
Operating income	$40.0	$42.3	$88.6	$93.5
Depreciation expense	3.4	3.1	10.0	9.0
Amortization expense (1)	—	6.9	—	20.5
Amortization of intangibles recorded for network theater screen leases (1)	6.8	—	20.7	—
Share-based compensation costs (2)	1.4	1.3	4.3	6.2
CEO transition costs	0.1	—	0.4	—
Adjusted OIBDA	$51.7	$53.6	$124.0	$129.2
Total revenue	$110.5	$110.1	$297.6	$304.0
Adjusted OIBDA margin	46.8%	48.7%	41.7%	42.5%
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

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the nine months ended September 26, 2019 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 27, 2018	16,768	4,404	21,172
Lost affiliates, net of new affiliates (1)	—	(246)	(246)
Openings, net of closures	84	63	147
Balance as of September 26, 2019	16,852	4,221	21,073
______________________________________

(1)
Represents the loss of three of our affiliates that did not renew their contracts resulting in a reduction of 250 affiliate screens to our network, offset by the addition of one new affiliate which added 4 new screens to our network during the nine months ended September 26, 2019.

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
Basis of Presentation
The results of operations data for the three months ended September 26, 2019 (third quarter of 2019) and September 27, 2018 (third quarter of 2018) and the nine months ended September 26, 2019 and September 27, 2018 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
Results of Operations
Third Quarter of 2019 and Third Quarter of 2018

Revenue. Total revenue increased 0.4%, from $110.1 million for the third quarter of 2018 to $110.5 million for the third quarter of 2019.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2019	Q3 2018	Q3 2019 to Q3 2018	Q3 2019 to Q3 2018
National advertising revenue	$82.3	$80.8	$1.5	1.9%
Local advertising revenue	16.8	17.4	(0.6)	(3.4)%
Regional advertising revenue	4.1	4.5	(0.4)	(8.9)%
Founding member advertising revenue from beverage concessionaire agreements	7.3	7.4	(0.1)	(1.4)%
Total revenue	$110.5	$110.1	$0.4	0.4%
The following table shows data on theater attendance and revenue per attendee for the third quarter of 2019 and the third quarter of 2018:

			% Change
	Q3 2019	Q3 2018	Q3 2019 to Q3 2018
National advertising revenue per attendee	$0.504	$0.491	2.6%
Local advertising revenue per attendee	$0.103	$0.106	(2.8)%
Regional advertising revenue per attendee	$0.025	$0.027	(7.4)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.632	$0.624	1.3%
Total advertising revenue per attendee	$0.676	$0.668	1.2%
Total theater attendance (in millions) (1)	163.4	164.7	(0.8)%
 ________________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented.

National advertising revenue. The $1.5 million, or 1.9%, increase in national advertising revenue (excluding beverage revenue from founding members) was primarily due to a $7.4 million increase in other revenue not included in the inventory measured by impressions sold and CPMs. The increase in other revenue was primarily driven by higher sales of advertiser branded content segments within our Noovie pre-show, lobby promotions, and national digital advertisements. This increase was partially offset by a 9.0% decrease in national advertising CPMs (excluding beverage) driven by a decrease in scatter market demand in the third quarter of 2019, compared to the third quarter of 2018. The scatter market represents inventory not included within an upfront or content partner commitment sold closer to the advertisement air date for typically higher CPMs. Impressions sold remained relatively flat with a 0.4% increase primarily related to an increase in national advertising utilization from 133.2% in third quarter of 2018 to 134.8% in the third quarter of 2019 due in part to the placement of more of the make good balance that existed at the end of the second quarter of 2019, compared to the same period in 2018. The increase was partially offset by a 0.8% decrease in network attendance. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local advertising revenue. The $0.6 million, or 3.4%, decrease in local advertising revenue was primarily due to a 6.8% decrease in the volume of local contracts for the third quarter of 2019, compared to the third quarter of 2018, partially offset by an increase in local digital sales revenue driven by an increase in the number of integrated on-screen and digital sales.
Regional advertising revenue. The $0.4 million, or 8.9%, decrease in regional advertising revenue was primarily due to a decrease in average contract value driven by a reduction in spend of a few large customers during the third quarter of 2019, compared to the third quarter of 2018.
Founding member beverage revenue. The $0.1 million, or 1.4%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 0.3% decrease in founding member attendance, partially offset by a 0.7% increase in beverage revenue CPMs in the third quarter of 2019, compared to the third quarter of 2018. The 2019 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2017 to 2018, which increased 0.7%.
Operating expenses. Total operating expenses increased $2.7 million, or 4.0%, from $67.8 million for the third quarter of 2018 to $70.5 million for the third quarter of 2019.  The following table shows the changes in operating expense for the third quarter of 2019 and the third quarter of 2018 (in millions):

			$ Change	% Change
	Q3 2019	Q3 2018	Q3 2019 to Q3 2018	Q3 2019 to Q3 2018
Advertising operating costs	$9.6	$10.3	$(0.7)	(6.8)%
Network costs	3.2	3.2	—	—%
Theater access fees—founding members	20.1	19.7	0.4	2.0%
Selling and marketing costs	17.0	15.3	1.7	11.1%
Administrative and other costs	10.4	9.3	1.1	11.8%
Depreciation expense	3.4	3.1	0.3	9.7%
Amortization expense	—	6.9	(6.9)	(100.0)%
Amortization of intangibles recorded for network theater screen leases	6.8	—	6.8	100.0%
Total operating expenses	$70.5	$67.8	$2.7	4.0%
Advertising operating costs. Advertising operating costs decreased $0.7 million, or 6.8%, from $10.3 million for the third quarter of 2018 to $9.6 million for the third quarter of 2019. The decrease was primarily related to a $0.9 million decrease in affiliate advertising payments driven by a 3.6%, or 156 screens, decrease in the number of average affiliate screens as of the third quarter of 2019, compared to the third quarter of 2018 and a decrease in minimum guarantee payments to affiliates. This was partially offset by a $0.2 million increase in production costs associated with content produced for national advertisers.
Network costs. Network costs remained consistent at $3.2 million for the third quarter of 2018 and the third quarter of 2019.
Theater access fees—founding members. Theater access fees increased $0.4 million, or 2.0%, from $19.7 million in the third quarter of 2018 to $20.1 million in the third quarter of 2019. The increase was due to a $0.4 million increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our founding member screens as of September 26, 2019), due to the annual 5% increase specified in the ESAs. The expense associated with founding member attendance remained approximately flat due to a 0.3% decrease in attendance at founding members’ theaters during the third quarter of 2019, compared to the third quarter of 2018.
Selling and marketing costs. Selling and marketing costs increased $1.7 million, or 11.1%, from $15.3 million for the third quarter of 2018 to $17.0 million for the third quarter of 2019. This increase was primarily related to $2.0 million of non-cash impairment expense realized in the third quarter of 2019 related to investments obtained in prior years in exchange for advertising services and a $0.6 million increase in digital advertising expense driven by the increase in digital advertising sales in the third quarter of 2019, compared to the third quarter of 2018. These increases were partially offset by a $0.5 million decrease in expenses related to sales meetings, including related travel expenses, due to the timing of meetings.
Administrative and other costs. Administrative and other costs increased $1.1 million, or 11.8%, from $9.3 million in the third quarter of 2018 to $10.4 million in the third quarter of 2019. Administrative and other costs increased primarily due to a $1.4 million increase in personnel related expenses driven by an increase in bonus expense due to performance-based compensation expense accrued.
Depreciation expense. Depreciation expense increased $0.3 million, or 9.7%, from $3.1 million for the third quarter of 2018 to $3.4 million for the third quarter of 2019, primarily due to new fixed assets being placed into service during the fourth quarter of 2018.
Amortization expense and Amortization of intangibles recorded for network theater screen leases. Amortization of our ESA and affiliate intangibles was at $6.9 million for the third quarter of 2018, consistent with the $6.8 million of amortization of intangibles recorded for network theater screen leases for the third quarter of 2019. Following the adoption of ASC 842, as discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified from amortization expense to amortization of intangibles recorded for network theater screen leases as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.
Non-operating expenses. Total non-operating expenses decreased $4.0 million, or 23.7%, from $16.9 million for the third quarter of 2018 to $12.9 million for the third quarter of 2019. The following table shows the changes in non-operating expense for the third quarter of 2019 and the third quarter of 2018 (in millions):

			$ Change	% Change
	Q3 2019	Q3 2018	Q3 2019 to Q3 2018	Q3 2019 to Q3 2018
Interest on borrowings	$13.8	$14.4	$(0.6)	(4.2)%
Interest income	(0.4)	(0.3)	(0.1)	33.3%
Gain on extinguishment of debt	—	(0.3)	0.3	(100.0)%
(Gain) loss on the re-measurement of the payable to founding members under the tax receivable agreement	(0.5)	3.2	(3.7)	(115.6)%
Other non-operating income (expense)	—	(0.1)	0.1	(100.0)%
Total non-operating expenses	$12.9	$16.9	$(4.0)	(23.7)%

The decrease in non-operating expense was primarily due to a $3.2 million loss on the re-measurement of the payable to founding members under the tax receivable agreement for the third quarter of 2018 as compared to a $0.5 million gain on the re-measurement of the payable for the third quarter of 2019 primarily due to a change in the state tax rates in 2018. The decrease was also due to a $0.6 million decrease in interest on borrowings due to a decrease in the amount of debt outstanding for the third quarter of 2019, compared to the third quarter of 2018. These decreases were partially offset by the absence of a $0.3 million gain on the extinguishment of debt related to the repurchase of some of our Notes due 2026 during the third quarter of 2018.
Income Tax Expense (Benefit). Income tax expense (benefit) increased $4.6 million from $0.3 million of income tax benefit in the third quarter of 2018 to $4.3 million of income tax expense in the third quarter of 2019. The increase was due primarily to an increase in the deferred tax rate in the third quarter of 2018 related to revised state tax apportionment rates following the completion of the 2017 tax return.
Net Income. Net income decreased $2.0 million from $11.2 million for the third quarter of 2018 to $9.2 million for the third quarter of 2019. The decrease in net income was due to a $4.6 million increase in income tax expense and a $2.3 million decrease in operating income. These decreases were partially offset by a decrease of $4.0 million in non-operating expenses and a $0.9 million decrease in net income attributable to noncontrolling interests.
Nine months ended September 26, 2019 and September 27, 2018
Revenue. Total revenue decreased 2.1%, from $304.0 million for the nine months ended September 27, 2018 to $297.6 million for the nine months ended September 26, 2019.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 26, 2019	September 27, 2018	YTD 2019 to YTD 2018	YTD 2019 to YTD 2018
National advertising revenue	$213.9	$214.4	$(0.5)	(0.2)%
Local advertising revenue	47.3	49.0	(1.7)	(3.5)%
Regional advertising revenue	14.2	16.6	(2.4)	(14.5)%
Founding member advertising revenue from beverage concessionaire agreements	22.2	24.0	(1.8)	(7.5)%
Total revenue	$297.6	$304.0	$(6.4)	(2.1)%
The following table shows data on theater attendance and revenue per attendee for the nine months ended September 26, 2019 and September 27, 2018:

	Nine Months Ended		% Change
	September 26, 2019	September 27, 2018	YTD 2019 to YTD 2018
National advertising revenue per attendee	$0.430	$0.400	7.5%
Local advertising revenue per attendee	$0.095	$0.091	4.4%
Regional advertising revenue per attendee	$0.029	$0.031	(6.5)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.554	$0.523	5.9%
Total advertising revenue per attendee	$0.598	$0.567	5.5%
Total theater attendance (in millions) (1)	497.4	535.8	(7.2)%
_______________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that are currently part of another cinema advertising network for all periods presented.

National advertising revenue. The $0.5 million, or 0.2%, decrease in national advertising revenue (excluding beverage revenue from the founding members) was due primarily to a 4.8% decrease in national advertising CPMs (excluding beverage), partially offset by a $9.4 million increase in other revenue not included in the inventory measured by impressions sold and CPMs. The decrease in national advertising CPMs (excluding beverage) was driven by a decrease in scatter market demand in the first nine months of 2019, compared to the first nine months of 2018. The scatter market represents inventory not included within an upfront or content partner commitment sold closer to the advertisement air date for typically higher CPMs. The increase in other revenue was primarily driven by higher sales of advertiser branded content segments within our Noovie pre-show, lobby promotions, and online and mobile advertisements. Impressions sold remained relatively flat with a 0.8% decrease related to a 7.2% decrease in network attendance, partially offset by an increase in national advertising utilization from 109.1% in the first nine months of 2018 to 116.7% in the first nine months of 2019 due in part to the placement of more of the make good balance that existed at the end of 2018, compared to the same period in 2018. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate.
Local advertising revenue. The $1.7 million, or 3.5%, decrease in local advertising revenue was primarily due to a 10.4% decrease in the volume of contracts. This decrease was partially offset by an increase in local digital sales revenue driven by an increase in the number of integrated on-screen and digital sales and a 4.1% increase in the average on-screen contract value driven by contracts under $100,000 in the first nine months of 2019, compared to the first nine months of 2018.
Regional advertising revenue. The $2.4 million, or 14.5%, decrease in regional advertising revenue was primarily due to the shift of a handful of clients from regional advertising to national advertising during the first nine months of 2019, compared to the first nine months of 2018, partially offset by an increase in the volume of contracts under $100,000 in the first nine months of 2019, compared to the first nine months of 2018.
Founding member beverage revenue. The $1.8 million, or 7.5%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 6.7% decrease in founding member attendance, partially offset by a 0.7% increase in beverage revenue CPMs, in the first nine months of 2019, compared to the first nine months of 2018. The 2019 beverage revenue CPM is based on the change in CPM during segment one of our pre-show from 2017 to 2018, which increased 0.7%.
Operating expenses. Total operating expenses decreased $1.5 million, or 0.7%, from $210.5 million for the nine months ended September 27, 2018 to $209.0 million for the nine months ended September 26, 2019.  The following table shows the changes in operating expense for the nine months ended September 26, 2019 and September 27, 2018 (in millions):

	Nine Months Ended		$ Change	% Change
	September 26, 2019	September 27, 2018	YTD 2019 to YTD 2018	YTD 2019 to YTD 2018
Advertising operating costs	$26.8	$26.5	$0.3	1.1%
Network costs	10.1	10.0	0.1	1.0%
Theater access fees—founding members	60.8	61.8	(1.0)	(1.6)%
Selling and marketing costs	48.4	48.0	0.4	0.8%
Administrative and other costs	32.2	34.7	(2.5)	(7.2)%
Depreciation expense	10.0	9.0	1.0	11.1%
Amortization expense	—	20.5	(20.5)	(100.0)%
Amortization of intangibles recorded for network theater screen leases	20.7	—	20.7	100.0%
Total operating expenses	$209.0	$210.5	$(1.5)	(0.7)%
Advertising operating costs. Advertising operating costs increased $0.3 million, or 1.1%, from $26.5 million for the nine months ended September 27, 2018 to $26.8 million for the nine months ended September 26, 2019. The increase was primarily related to a $0.3 million increase in production costs associated with content produced for national advertisers.
Network costs. Network costs remained relatively consistent and increased $0.1 million, or 1.0%, from $10.0 million for the nine months ended September 27, 2018 to $10.1 million for the nine months ended September 26, 2019.
Theater access fees—founding members. Theater access fees decreased $1.0 million, or 1.6%, from $61.8 million in the nine months ended September 27, 2018 to $60.8 million for the nine months ended September 26, 2019. The decrease was due to a $2.4 million decrease in the expense associated with founding member attendance due to a 6.7% decrease in attendance at founding members’ theaters. The decrease was partially offset by a $1.4 million increase in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of September 26, 2019), including higher quality digital cinema projectors and related equipment, due to the annual 5% rate increase specified in the ESAs.
Selling and marketing costs. Selling and marketing costs increased $0.4 million, or 0.8%, from $48.0 million for the nine months ended September 27, 2018 to $48.4 million for the nine months ended September 26, 2019. The increase was due to 1) a $2.0 million non-cash impairment charge realized in the first nine months of 2019, compared to $0.4 million realized in the first nine months of 2018 related to investments obtained in prior years in exchange for advertising services, 2) a $0.8 million increase in digital advertising expense driven partly by the increase in digital advertising sales and 3) a $0.6 million increase in company advertising expense associated with online and social media platforms to promote our Noovie products in the first nine months of 2019, compared to the first nine months of 2018. These increases were partially offset by a $2.6 million decrease in personnel related expenses driven by lower salaries and commissions due to a reduction in sales force in late 2018 and lower non-cash share-based compensation expense due to a decrease in the volume of awards granted in 2019, compared to 2018.
Administrative and other costs.  Administrative and other costs decreased $2.5 million, or 7.2%, from $34.7 million for the nine months ended September 27, 2018 to $32.2 million for the nine months ended September 26, 2019. This decrease was primarily related to a $1.6 million decrease in personnel related expenses primarily due to 1) a $1.5 million increase in capitalized personnel costs driven by the nature of the work being performed by our information technology department in 2019, compared to 2018 and 2) a $1.8 million decrease in compensation expense due to the absence of a CEO during a portion of 2019. These decreases were partially offset by a $1.6 million increase in personnel related costs for our digital service offerings. Administrative and other costs also decreased due to a $2.1 million decrease in legal and professional services partially due to the absence of professional fees incurred related to the negotiation of the settlement agreement with a large shareholder during the second quarter of 2018. These decreases were partially offset by a $0.7 million increase in consulting services and a $0.4 million increase in CEO transition fees related to costs incurred in the first nine months of 2019.
Depreciation expense. Depreciation expense increased $1.0 million, or 11.1%, from $9.0 million for the nine months ended September 27, 2018 to $10.0 million for the nine months ended September 26, 2019, primarily due to new fixed assets placed into service during the fourth quarter of 2018.

Amortization expense and Amortization of intangibles recorded for network theater screen leases. Amortization of the ESA and affiliate intangibles was $20.7 million for the nine months ended September 26, 2019 up from the $20.5 million of amortization expense for the nine months ended September 27, 2018. Following the adoption of ASC 842, as discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified from amortization expense to amortization of intangibles recorded for network theater screen leases as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense. The $0.2 million increase was due to an increase in the underlying intangible asset balances following our annual common unit adjustment.
Non-operating expenses. Total non-operating expenses increased $3.9 million, or 10.4%, from $37.5 million for the nine months ended September 27, 2018 to $41.4 million for the nine months ended September 26, 2019. The following table shows the changes in non-operating expense for the nine months ended September 26, 2019 and September 27, 2018 (in millions):

	Nine Months Ended		$ Change	% Change
	September 26, 2019	September 27, 2018	YTD 2019 to YTD 2018	YTD 2019 to YTD 2018
Interest on borrowings	$42.4	$42.3	$0.1	0.2%
Interest income	(1.4)	(1.0)	(0.4)	40.0%
(Gain) loss on early retirement of debt, net	(0.3)	0.9	(1.2)	(133.3)%
Loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	1.0	(4.6)	5.6	(121.7)%
Other non-operating income	(0.3)	(0.1)	(0.2)	NM
Total non-operating expenses	$41.4	$37.5	$3.9	10.4%
The increase in non-operating expense was primarily due to a $4.6 million gain on the re-measurement of the payable to founding members under the tax receivable agreement for the nine months ended September 27, 2018 as compared to a $1.0 million loss on the re-measurement of the payable for the nine months ended September 26, 2019 due to a change in the deferred tax rate related to a change in state tax law regarding sales sourcing during the first nine months of 2018. This increase was partially offset by a $0.3 million gain on early retirement of our debt during the first nine months of 2019 as compared to a $0.9 million loss on the extinguishment of debt related to the refinancing of the senior secured credit facility in the second quarter of 2018.
Income Tax Expense. Income tax expense decreased $10.7 million from $16.7 million for the nine months ended September 27, 2018 to $6.0 million for the nine months ended September 26, 2019. The decrease was primarily due to a decrease in deferred tax expense for the first nine months of 2019, compared to the first nine months of 2018 related to the Company's re-measurement of its deferred tax assets as a result of a 2018 state tax law change. The remaining decrease was primarily due to lower income before income taxes for the first nine months of 2019, compared to the first nine months of 2018.
Net Income. Net income increased $3.5 million from $13.5 million for the nine months ended September 27, 2018 to $17.0 million for the nine months ended September 26, 2019. The increase in net income was due to a $10.7 million decrease in income tax expense and a $1.6 million decrease in net income attributable to noncontrolling interests, partially offset by a $4.9 million decrease in operating income related to lower revenue and a $3.9 million increase in non-operating expenses.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and nine months of 2019 and 2018, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time required as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. Historically, the time sold to the founding member beverage supplier has been priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC pursuant to the ESAs. Due to a 0.7% increase in segment one CPMs in

2018, the CPM on our beverage concessionaire revenue increased during the first three and nine months of 2019 by 0.7% and the remainder of 2019 will increase by an equivalent percentage.
Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal's beverage suppliers will instead increase 2% each year. The time sold to AMC’s beverage supplier will continue to be priced based upon the annual increase in CPMs as outlined above to be calculated at the end of 2019.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the next increase occurring in fiscal year 2022. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal will each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increasing 8% every five years beginning November 1, 2027.
Platinum Spot—In consideration for the utilization of the theaters post-showtime for Platinum Spots, Cinemark and Regal will be entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time.
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
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 26, 2019	December 27, 2018	September 27, 2018	Q3 2019 to YE 2018	Q3 2019 to Q3 2018
Cash, cash equivalents and marketable securities (1)	$62.9	$75.6	$66.7	$(12.7)	$(3.8)
NCM LLC revolver availability (2)	164.2	143.2	156.2	21.0	8.0
Total liquidity	$227.1	$218.8	$222.9	$8.3	$4.2
_________________________

(1)
Included in cash, cash equivalents and marketable securities as of September 26, 2019, December 27, 2018 and September 27, 2018, was $2.0 million, $7.2 million and $4.4 million, respectively, of cash and marketable securities held by NCM LLC that is not available to satisfy NCM, Inc.’s dividend, income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)
The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of September 26, 2019, December 27, 2018 and September 27, 2018. As of September 26, 2019, December 27, 2018 and September 27, 2018, the amount available under the NCM LLC revolving credit facility in the table above, was net of amount outstanding under the revolving credit facility of $6.0 million, $27.0 million and $14.0 million, respectively, and net letters of credit of $4.8 million in each respective period.

As of September 26, 2019, the weighted average remaining maturity of our debt was 4.6 years. As of September 26, 2019, approximately 70% of our total borrowings bear interest at fixed rates.  The remaining 30% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings. See “Recent Developments—Refinancing of Notes due 2022” for discussion surrounding the refinancing of the Notes due 2022 subsequent to the end of the third quarter of 2019.
We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 26, 2019	September 27, 2018
Operating cash flow	$113.6	$118.8
Investing cash flow	10.0	(20.0)
Financing cash flow	(118.7)	(101.7)

•
Operating Activities. The $5.2 million decrease in cash provided by operating activities for the first nine months of 2019 compared to the first nine months of 2018 was due primarily to a decrease in the change in accounts receivable of $18.2 million related to timing of collections in the first nine months of 2019, compared to the first nine months of 2018 and a $5.0 million decrease in deferred income tax expense net of the increase in the loss on re-measurement of the payable to founding members under the TRA due to a change in the deferred tax rate related to a change in state tax law regarding sales sourcing during the first nine months of 2018. These decreases were partially offset by a $16.3 million increase in cash provided by operating activities due to the reclassification in the current period of founding member integration and other encumbered theater payments from cash flows from financing activities upon adoption of ASC 842, as further discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document and a $2.0 million non-cash impairment charge realized in the first nine months of 2019, compared to $0.4 million realized in the first nine months of 2018 related to investments obtained in prior years in exchange for advertising services,

•
Investing Activities. The $30.0 million increase in cash provided by investing activities for the first nine months of 2019, compared to the first nine months of 2018 was due primarily to a decrease in purchases of marketable securities, net of proceeds, of $28.4 million, and a $1.4 million increase in the proceeds from the notes receivable from the founding members for the first nine months of 2019, compared to the first nine months of 2018.

•
Financing Activities. The $17.0 million increase in cash used in financing activities during the first nine months of 2019, compared to the first nine months 2018 was due primarily to a $21.7 million decrease in proceeds from borrowings, net of repayments, and a $17.2 million decrease in cash inflows from financing activities due to the reclassification in the current period of founding member integration and other encumbered theater payments from cash flows from financing activities upon adoption of ASC 842, as further discussed within Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document. These increases in cash used were partially offset by a $13.6 million decrease in distributions to founding members, period over period, and a decrease of $6.6 million in the payment of debt issuance costs related to the refinancing of the senior secured credit facility in the second quarter of 2018.

Sources of Capital and Capital Requirements.
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 26, 2019 were $60.9 million (excluding NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand.
Management believes that future funds generated from NCM LLC’s operations and cash on hand should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements, opportunistic debt repurchases, and capital expenditures, through the next twelve months. Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members can be impacted by the seasonality of advertising sales, interest and repayments on borrowings under our credit agreements and to a lesser extent theater attendance. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 26, 2019 was approximately $43.7 million, of which approximately $21.3 million was distributed to NCM, Inc.  NCM, Inc. expects to use cash received from future available cash distributions and its cash balances to fund income taxes, payments associated with the TRA with the founding members, and current and future dividends as declared by the Board of Directors, including a dividend declared on November 4, 2019 of $0.17 per share (approximately $13.2 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 14, 2019 to be paid on November 29, 2019. NCM LLC will also continue to evaluate discretionary use of cash based on future expected leverage levels, NCM LLC investment opportunities and NCM, Inc. dividend policy. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with NCM LLC’s founding members, income taxes and regular dividends for the foreseeable future at the discretion of the Board of Directors. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, NCM, Inc.’s financial condition, available cash, current and anticipated cash needs, and any other factors that the Board of Directors considers relevant. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute over time a substantial portion of its free cash flow.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 27, 2018 and incorporated by reference herein.  As of September 26, 2019, there were no significant changes in those critical accounting policies except for the change in leases upon the adoption of ASC 842 in the first quarter of 2019 and discussed further within Note 8—Commitments and Contingencies, to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Contractual and Other Obligations
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2018 and incorporated by reference herein. There were no material changes to our contractual obligations during the nine months ended September 26, 2019.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2022, the Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk.  As of September 26, 2019, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan.  A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $2.7 million for an annual period on the $6.0 million revolving credit balance and $267.3 million term loan outstanding as of September 26, 2019.  For a discussion of market risks, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contained in our annual report on Form 10-K for the fiscal year ended December 27, 2018 and incorporated by reference herein.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 26, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 26, 2019 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with the Company’s business previously disclosed in our annual report on Form 10-K filed with the SEC on February 22, 2019 for the fiscal year ended December 27, 2018.
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
Risks related to our business and industry
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue.
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

•
changes in theater operating policies, including the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, may result in most or all of the Noovie pre-show starting further out from the actual start of the feature film;

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

Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization. We have also experienced volatility in our utilization over the years, with annual national inventory utilization ranging from 113.5% to 128.3% from 2014 through 2018. We experience even more substantial volatility quarter-to-quarter.
Changes in theater patron behavior could result in declines in the viewership of our Noovie preshow which could reduce the attractiveness of cinema advertising and our revenues.
The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show. Trends in patron behavior that could reduce viewership of our Noovie pre-show include the following:

•
theater patrons are increasingly purchasing tickets ahead of time via on-line ticketing mediums and when available reserving a seat in the theater (offered in approximately 54.2% of our network as of December 27, 2018), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view most or all of the Noovie pre-show; and

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
We may not realize the anticipated benefits of the 2019 ESA Amendments.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments with affiliates of each of Cinemark and Regal. Among other things, the 2019 ESA Amendments provide that, beginning November 1, 2019, NCM LLC is entitled to display up to five minutes of the Noovie pre-show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film.
We expect the 2019 ESA Amendments to result in an increase in average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:

•
the behavior of theater patrons may change in response to the display of a portion of the Noovie pre-show after the advertised showtime, resulting in a reduction to the number of patrons that are in a theater seat to view most or all of the Noovie pre-show;

•
exhibitors may encounter issues in displaying a portion of the Noovie pre-show after the advertised showtime because of technical issues, access issues with their content providers, or other issues that may arise in the future;

•
potential advertisers may not view the Platinum Spot or Post-Showtime Inventory as a premium advertising opportunity and the average CPMs for the Noovie pre-show may not increase as much as anticipated, or at all;

•	NCM LLC may not satisfy the minimum average CPM which is required by the 2019 ESA Amendments for it to have the right to display the Platinum Spot for more than one concurrent advertiser;

•
the extended length of time between the advertised showtime and the beginning of the feature film may decrease the average CPM for that portion of the Noovie pre-show appearing before the advertised showtime, which may partially or fully offset any increase in average CPM for the Platinum Spot or Post-Showtime Inventory; and

•
the increased theater access fees payable to Cinemark and Regal in connection with the Post-Showtime Inventory and revenue share applicable to the Platinum Spot may exceed the increase, if any, in revenue resulting from the 2019 ESA Amendments.

The anticipated benefits we expect to receive as a result of the 2019 ESA Amendments are subject to factors that we do not and cannot control. Failure to realize the anticipated benefits could result in decreases in revenue and Adjusted OIBDA and diversion of management’s time and energy, and could adversely affect our business, financial condition and operating results.
We may not be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory or a Platinum Spot.
As a result of the 2019 ESA Amendments, NCM LLC is entitled to display up to five minutes of the Noovie pre-show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. However, at this time NCM LLC only has the right to display Post-Showtime Inventory and a Platinum Spot in Cinemark and Regal theaters, which constituted approximately 54% of the attendance in our network during the first half of 2019. While we intend to seek to enter into agreements that provide similar access to inventory as the 2019 ESA Amendments with our other network affiliates, there can be no assurance that we will be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory or a Platinum Spot. AMC, which constituted approximately 29% of the attendance in our network during the first half of 2019, has recently announced that it has no plans to introduce commercial advertising close to the start of a feature film’s commencement. In addition, any agreements with other network affiliates may be on terms less favorable to us than the 2019 ESA Amendments. If we are unable to expand the number of theaters displaying a portion of the Noovie pre-show after the advertised showtime, we will only experience the benefits of post-showtime advertising, if any, in Cinemark and Regal theaters.
Our plans for developing additional revenue opportunities may not be implemented and may not be achieved.
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in our annual report on Form 10-K under “Business-Our strategy.” The development of our online and mobile advertising network and mobile apps and our ability to collect and leverage our first party movie audience data from these products remains at an early stage, is under increasing competitive pressure and may not deliver the future benefits that we are expecting. If we are unable to execute on products relevant to the marketplace or integrate these digital marketing products with our core on-screen and theater lobby products, and if these offerings do not continue to provide relevant first party data or to grow in importance to advertising clients and agencies, they may not provide a way to help expand our cinema advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services. As such, there can be no assurance that we will recoup our investments made pursuing additional revenue opportunities.
The markets for advertising are competitive and we may be unable to compete successfully.
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
Additionally, the mix of film ratings of the available motion pictures, such as a higher proportion of G and PG rated films, could cause advertisers to reduce their spending with us as the theater patrons for these films do not represent those advertisers’ target markets.
Advertising demand also impacts the price (CPM) we are able to charge our customers. Due to increased competition from other national video networks, including online and mobile advertising platforms, television networks and other out-of-home video, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (16.4%) to 9.6% from 2014 to 2018.
If we do not continue to upgrade our technology, our business could fail to grow and revenue and operating margins could decline.
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

Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition.
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

Our Adjusted OIBDA is derived from high margin advertising revenue. The reduction in spending by or loss of a national or group of local advertisers or failure to grow our advertising revenue in line with the growth of our contractual costs could have a meaningful adverse effect on our business.
We generated all of our Adjusted OIBDA from our high margin advertising business. A substantial portion of our advertising revenue relates to contracts with terms of a month or less. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on traditional media platforms like television and, increasingly, online and mobile networks. Reductions in the size of advertisers’ budgets due to local or national economic trends, a shift in spending to new advertising mediums like the internet and mobile platforms or other factors could result in lower spending on cinema advertising. Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts would negatively affect our Adjusted OIBDA. In addition, the ESAs and certain of our network affiliate agreements include automatic annual cost or fee increases, and if we are unable to grow our high margin advertising revenue at a similar rate, our Adjusted OIBDA could be negatively affected.
The loss of any major content partner or advertising customer could significantly reduce our revenue.
We derive a significant portion of our revenue from our contracts with our content partners, public service announcement (“PSAs”) and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the founding members’ and their beverage concessionaires but do not expect these agreements to expire in the foreseeable future. None of these companies individually accounted for over 10% of our total revenue during the year ended December 27, 2018. However, the agreements with the content partners, PSAs and beverage advertising with the founding members in aggregate accounted for approximately 26%, 30% and 30% of our total revenue during the years ended December 27, 2018, December 28, 2017 and December 29, 2016, respectively. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.
We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them.
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In November 2017, our former General Counsel resigned and a new General Counsel was appointed in February 2018. In November 2018, our Chief Executive Officer stepped down and a new Chief Executive Officer was appointed in August 2019. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. We do not have key-man life insurance covering any of our employees.
Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability.
The ESAs with the founding members are critical to our business. The ESA with AMC has an initial term of 30 years and the ESAs with each of Cinemark and Regal (as amended by the 2019 ESA Amendments) have an initial term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the founding members, which begins one year prior to the end of the term of each respective ESA. The founding members’ theaters represent approximately 79.2% of the screens and approximately 82.4% of the attendance in our network as of December 27, 2018 and approximately 80.0% of the screens and approximately 83.0% of the attendance in our network as of September 26, 2019. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it would have a material adverse effect on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, the founding members must make investments to replace digital network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In addition, the ESAs give the founding members the right to object to certain content in our Noovie pre-show, including content that competes with us or the applicable founding member. If the founding members do not agree with our decisions on what content is permitted under the ESAs, we may lose clients and the resulting revenue, which would harm our business. In March 2018, Regal was acquired by a U.K.-based cinema operator and we are uncertain how this new ownership of Regal may affect its financial resources or its cooperation with us under the ESA or otherwise. In July 2018 AMC closed on the sale of all of the NCM LLC membership units held by AMC at the time to Cinemark and Regal. On October 24, 2019, AMC redeemed 197,118 membership units, which were issued to AMC in accordance with the terms of the common unit adjustment agreement with the founding members, in exchange for shares of our common stock. AMC is eligible to be issued additional shares pursuant to the terms of the common unit adjustment agreement. We are uncertain how AMC’s significantly reduced ownership interest in NCM LLC may affect its cooperation with us under its ESA or otherwise going forward.
If the non-competition provisions of the ESAs are deemed unenforceable, the founding members could compete against us and our business could be adversely affected.
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
If one of the founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable.
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

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.
The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the lobby network (“LEN”) per 30 minute cycle and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience. The use of LEN or lobby promotions by the founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4% of our total advertising revenue for the year ended December 27, 2018. The founding members do not have the right to use their movie screens (including the Noovie pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.
The founding members also have the right to install a second network of video monitors in the theater lobbies in excess of those required to be installed for the LEN, and the founding members have exercised this right to install a significant number of video monitors in their theater lobbies. This additional lobby video network, which we refer to as the founding members’ lobby network, may be used by the founding members to promote products or services related to operating the theaters, such as concessions, bars and dining operations, online ticketing partner promotions, gift card and loyalty programs, and special events. The presence of the founding members’ lobby network within the lobby areas could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.
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
We may be unable to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network.
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
Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations.
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
Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense.
Intellectual property rights of our business include the copyrights, trademarks, trade secrets and patents of our in-theater, online, and mobile services, including the websites we operate at ncm.com and Noovie.com, our digital gaming products including Noovie Arcade, Fantasy Movie League, Name That Movie and Noovie Shuffle, and the features and functionality, content, and software we make available through those websites and apps. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties to conduct our business and provide our in-theater, online, and mobile services. We may discover that our business or the technology we use to provide our in-theater, online, or mobile services infringes patent, copyright, or other intellectual property rights owned by others. In addition, our competitors or others may claim rights in patents, copyrights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.
The content we distribute through our in-theater, online or mobile services may expose us to liability.
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
The user information we collect and maintain through our online and mobile services may expose us to liability.
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
Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses.
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
Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price.
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
Risks related to our corporate structure
We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock.
We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances. Consequently, our ability to obtain operating funds primarily depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its senior secured credit facility and indentures, and the NCM LLC operating agreement. The NCM LLC senior secured credit facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 6 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document for leverage discussion. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in NCM LLC’s debt agreements and legal requirements. In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, once NCM, Inc. cash balances and investments are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business.
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
NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals.
NCM LLC is party to substantial debt obligations. The senior secured credit facility and indentures contain restrictive covenants that limit NCM LLC’s ability to take specified actions and prescribe minimum financial maintenance requirements that NCM LLC must meet. Because NCM LLC is our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC. Any such defaults could materially impair our financial condition and liquidity. For further information, refer to Note 6 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.
If NCM LLC is unable to meet its debt service obligations, it could be forced to restructure or refinance the obligations, seek additional equity financing or sell assets. NCM LLC may be unable to restructure or refinance these obligations, obtain additional equity financing, sell assets on satisfactory terms or at all or make cash distributions. In addition, NCM LLC’s indebtedness could have other negative consequences for us, including without limitation:
•limiting NCM LLC’s ability to obtain financing in the future;
•requiring much of our cash flow to be dedicated to interest obligations and making it unavailable for other purposes, including payments to its members (including NCM, Inc.);
•limiting NCM LLC’s liquidity and operational flexibility in changing economic, business and competitive conditions which could require NCM LLC to consider deferring planned capital expenditures, reducing discretionary spending, selling assets, restructuring existing debt or deferring acquisitions or other strategic opportunities; and
•making NCM LLC more vulnerable to an increase in interest rates, a downturn in operating performance or decline in general economic conditions.

Despite NCM LLC’s current levels of debt, it or NCM, Inc. may still incur substantially more debt, including secured debt, which would increase the risks associated with NCM LLC’s level of debt
The agreements relating to NCM LLC’s debt, including the Notes due 2022, Notes due 2026, Notes due 2028 and the senior secured credit facility, limit but do not prohibit NCM LLC’s ability to incur additional debt, and do not place any restrictions on NCM, Inc.’s ability to incur debt. Accordingly, NCM, Inc. or NCM LLC could incur additional debt in the future, including additional debt under the senior secured credit facility, additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “—NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

NCM LLC’s other founding members or their affiliates may have interests that differ from those of our public stockholders and they may be able to influence our affairs.
So long as either Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units, if the two directors appointed by Cinemark or the two directors appointed by Regal to our Board of Directors (except that if either Cinemark or Regal has only appointed one director, and such director qualifies as an “independent director” under the applicable rules of the Nasdaq Stock Market LLC, then such director) vote against any of the corporate actions listed below, we and NCM, LLC. will be prohibited from taking any such actions:

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
If any director designee to our board designated by Cinemark or Regal is not appointed to our board, nominated by us or elected by our stockholders, as applicable, then Cinemark and Regal (so long as such they each continue to own at least 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.
For purposes of calculating the 5% ownership threshold for the director veto rights and director designation agreement provisions discussed above, shares of our common stock held by a founding member and received upon redemption of NCM LLC common membership units will be counted toward the threshold. Common membership units issued to NCM, Inc. in connection with the redemption of common membership units by an NCM LLC founding member will be excluded, so long as such NCM LLC founding member continues to hold the common stock acquired through such redemption or such NCM LLC founding member has disposed of such shares of common stock to another NCM LLC founding member. Shares of our common stock otherwise acquired by NCM LLC’s founding members will also be excluded, unless such shares of common stock were transferred by one founding member to another and were originally received by the transferring NCM LLC founding member upon redemption of NCM LLC common membership units.
Under these circumstances, our corporate governance documents allow NCM LLC’s other members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM LLC and the management of our affairs and those of NCM LLC than is typically available to stockholders of a publicly-traded company. Even if NCM LLC’s other members or their affiliates own a minority economic interest (but not less than 5%) in NCM LLC, they may be able to continue exerting such degree of influence over us and NCM LLC.
Different interests among the founding members or between the founding members and us could prevent us from achieving our business goals.
For the foreseeable future, we expect that our Board of Directors will include directors and certain executive officers of Cinemark and Regal and other directors who may have commercial or other relationships with Cinemark and Regal. The majority of NCM LLC’s outstanding membership interests also are owned by Cinemark and Regal. Such members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s current members. In addition, to the extent the founding members sell some or all their NCM LLC membership units, such as was the case for AMC during 2017 and 2018, the founding members could have increasingly different interests because they no longer mutually benefit from an increase in NCM LLC’s revenues or the value of the NCM, Inc. common stock into which the NCM LLC membership units are convertible.
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
The corporate opportunity provisions in our certificate of incorporation could enable NCM LLC’s members to benefit from corporate opportunities that might otherwise be available to us.
Our certificate of incorporation contains provisions related to corporate opportunities that may be of interest to NCM LLC’s other members and us. It provides that if a corporate opportunity is offered to us, NCM LLC or one or more of the officers, directors or stockholders (both direct and indirect) of NCM, Inc. or a member of NCM LLC that relates to the provision of services to motion picture theaters, use of theaters for any purpose, sale of advertising and promotional services in and around theaters and any other business related to the motion picture theater business (except services as provided in the ESAs as from time to time amended and except as may be offered to one of our officers in his capacity as an officer), no such person shall be liable to us or any of our stockholders (or any affiliate thereof) for breach of any fiduciary or other duty by reason of the fact that such person pursues or acquires such business opportunity, directs such business opportunity to another person or fails to present such business opportunity, or information regarding such business opportunity, to us. This provision applies even if the business opportunity is one that we might reasonably be deemed to have pursued or had the ability or desire to pursue if granted the opportunity to do so.
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
The agreements between us and NCM LLC’s founding members were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.
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
Our certificate of incorporation and bylaws contain anti-takeover protections that may discourage or prevent strategic transactions, including a takeover of our company, even if such a transaction would be beneficial to our stockholders.
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
prohibit stockholder action by written consent; and
do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.

NCM LLC’s operating agreement also provides that NCM LLC’s other members will be able to exercise a greater degree of influence over the operations of NCM LLC, which may discourage other nominations to our Board of Directors, if any director nominee designated by NCM LLC’s other members is not elected by our stockholders. In addition, we entered into a letter agreement with Standard General L.P., our largest stockholder, on June 1, 2018, that contains customary standstill provisions that may discourage a third party from seeking to enter into a strategic transaction with us.
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
Any future issuance of membership units by NCM LLC and subsequent redemption of such units for common stock could dilute the voting power of our existing common stockholders and adversely affect the market value of our common stock.
The common unit adjustment agreement and the ESAs provide that NCM LLC will issue common membership units to account for changes in the number of theater screens NCM LLC’s founding members operate and which are made part of our advertising network. Historically, in most years each of NCM LLC’s founding members has increased the number of screens it operates. If this trend continues, NCM LLC may issue additional common membership units to NCM LLC’s founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, NCM LLC’s founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an NCM LLC founding member’s common membership units in NCM LLC. For further information, refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.
Our future issuance of preferred stock could dilute the voting power of our common stockholders and adversely affect the market value of our common stock.
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
If we or NCM LLC’s founding members are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted.
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
Our TRA with NCM LLC’s founding members is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of NCM LLC’s founding members.
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
The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of common stock by Regal, Cinemark, or Standard General will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Cinemark and Regal may receive up to 80.7 million shares of common stock as of September 26, 2019 upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM, Inc. and the founding members. Standard General also owns 15.8 million shares that it may sell at any time. Additionally, once options and restricted stock held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 11 to the audited Consolidated Financial Statements included in our annual report on Form 10-K.
The interests of our largest stockholder and NCM LLC’s other members may be different from or conflict with those of our other stockholders.
Standard General beneficially owns 15.8 million shares of our common stock, and as of September 26, 2019, Cinemark and Regal held NCM LLC membership interests that are convertible into another 80.7 million shares of our common stock. As a result, each of Regal, Cinemark and Standard General is in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of our company and NCM LLC may have the effect of delaying or promoting a change of control of our company and may adversely affect the voting and other rights of other stockholders. In addition, each of Regal, Cinemark and Standard General has the right to designate directors to our Board. These directors have the authority, subject to applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions.
It is possible that the interests of Regal, Cinemark and Standard General may in some circumstances conflict with our interests and the interests of our other stockholders. For example, Cinemark and Regal may have different tax positions from us, especially in light of the TRA we entered into with founding members that provides for the payment by us to the founding members of 90% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize. This could influence their decisions regarding whether and when we should dispose of assets, and whether and when we or NCM LLC should incur indebtedness. As another example, Standard General is in the business of making investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 28, 2019 through July 25, 2019	—	$—	—	N/A
July 26, 2019 through August 29, 2019	6,130	$7.19	—	N/A
August 30, 2019 through September 26, 2019	—	$—	—	N/A
The Company's Second Amended and Restated Certificate of Incorporation and NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, as amended, provide a redemption right to certain of NCM LLC’s members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment equal to the market price of one share of the Company’s Common Stock.
On October 24, 2019, in response to a notice of redemption delivered by AMC to NCM LLC, the Company contributed 197,118 shares of Common Stock to NCM LLC in exchange for an equal number of common membership units of NCM LLC, which represents all of AMC’s interest in NCM LLC. NCM LLC in turn transferred the shares of Common Stock to AMC.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

3.1	*	The Bylaws, as amended August 1, 2019.
4.1	(1)	Indenture, dated as of October 8, 2019, by and between NCM LLC and Wells Fargo Bank, National Association, as trustee.
4.2	(2)	Form of 5.875% Senior Secured Notes due 2028 (included in Exhibit 4.1).
10.1	(3)	First Amendment to the Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.
10.2	(4)	Second Amendment to the Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Regal Cinemas, Inc.
10.3	*	Employment Agreement dated as of August 1, 2019, by and between National CineMedia, Inc. and Thomas F. Lesinski.
10.4	*	Form of 2019 Stock Option Agreement.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-33296) filed on October 8, 2019.
(2)	Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-33296) filed on October 8, 2019.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-33296) filed on September 17, 2019.
(4)	Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-33296) filed on September 17, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 4, 2019	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 4, 2019	/s/ Katherine L. Scherping
Katherine L. Scherping
Chief Financial Officer (Principal Financial and Accounting Officer)