Form 10-Q
period 2020-03-26
National CineMedia, Inc.
filed 2020-05-05
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2020
Commission file number: 001-33296
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2020, 79,625,789 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	March 26, 2020	December 26, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193.2	$55.9
Short-term marketable securities	16.8	17.5
Receivables, net of allowance of $3.5 and $6.2, respectively	113.7	170.8
Amounts due from founding members, net	—	6.6
Prepaid expenses and other current assets	3.5	3.5
Total current assets	327.2	254.3
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $73.8 and $70.7, respectively	32.8	33.2
Intangible assets, net of accumulated amortization of $205.0 and $198.9, respectively	646.7	643.7
Deferred tax assets, net of valuation allowance of $73.7 and $81.6, respectively	162.7	162.1
Other investments	1.1	1.0
Long-term marketable securities	5.3	7.5
Debt issuance costs, net	3.6	3.9
Other assets	25.2	24.3
Total non-current assets	877.4	875.7
TOTAL ASSETS	$1,204.6	$1,130.0
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$10.2	$36.8
Payable to founding members under tax receivable agreement (including payables to related parties of $10.1 and $10.3, respectively)	14.2	14.2
Accrued expenses	24.7	22.1
Accrued payroll and related expenses	6.5	13.8
Accounts payable	12.7	20.7
Deferred revenue	7.5	7.6
Short-term debt	2.7	2.7
Other current liabilities	1.7	1.6
Total current liabilities	80.2	119.5
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.7 and $9.0, respectively	1,051.6	923.9
Payable to founding members under tax receivable agreement (including payables to related parties of $134.6 and $133.5, respectively)	185.0	183.8
Other liabilities	24.1	24.0
Total non-current liabilities	1,260.7	1,131.7
Total liabilities	1,340.9	1,251.2
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 77,973,648 and 77,568,986 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(209.1)	(209.2)
Retained earnings (distributions in excess of earnings)	(188.3)	(171.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(396.6)	(379.5)
Noncontrolling interests	260.3	258.3
Total equity/(deficit)	(136.3)	(121.2)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$1,204.6	$1,130.0
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended
	March 26, 2020	March 28, 2019
REVENUE (including revenue from related parties of $4.3 and $5.3, respectively)	$64.7	$76.9
OPERATING EXPENSES:
Advertising operating costs	6.2	7.3
Network costs	2.9	3.5
Theater access fees and revenue share to founding members (including fees to related parties of $12.5 and $12.9, respectively)	17.7	19.1
Selling and marketing costs	13.9	15.2
Administrative and other costs	9.8	10.7
Depreciation expense	3.2	3.3
Amortization of intangibles recorded for network theater screen leases	6.1	6.9
Total	59.8	66.0
OPERATING INCOME	4.9	10.9
NON-OPERATING EXPENSES:
Interest on borrowings	13.6	14.4
Interest income	(0.2)	(0.5)
Gain on early retirement of debt, net	—	(0.3)
Loss on re-measurement of the payable to founding members under the tax receivable agreement	0.2	0.7
Other non-operating income	(0.1)	(0.2)
Total	13.5	14.1
LOSS BEFORE INCOME TAXES	(8.6)	(3.2)
Income tax benefit	(0.4)	(0.6)
CONSOLIDATED NET LOSS	(8.2)	(2.6)
Less: Net loss attributable to noncontrolling interests	(4.5)	(1.5)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(3.7)	$(1.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(3.7)	$(1.1)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,763,967	77,179,777
Diluted	77,763,967	77,179,777
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Three Months Ended
	March 26, 2020	March 28, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(8.2)	$(2.6)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Deferred income tax benefit	(0.4)	(0.7)
Depreciation expense	3.2	3.3
Amortization of intangibles recorded for network theater screen leases	6.1	6.9
Non-cash share-based compensation	0.2	0.8
Amortization of debt issuance costs	0.6	0.6
Gain on early retirement of debt, net	—	(0.3)
Non-cash loss on re-measurement of the payable to founding members under the tax receivable agreement	0.2	0.7
Other	(1.3)	(0.9)
Founding member integration and encumbered theater payments (including payments from related parties of $0.1 and $0.4, respectively)	8.5	8.1
Changes in operating assets and liabilities:
Receivables, net	60.5	44.3
Accounts payable and accrued expenses	(11.1)	(11.5)
Amounts due to/from founding members, net	0.8	0.3
Deferred revenue	(0.2)	(0.5)
Other, net	(0.8)	(2.5)
Net cash provided by operating activities	58.1	46.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.3)	(2.9)
Purchases of marketable securities	(7.2)	(2.9)
Proceeds from sale and maturities of marketable securities	11.3	19.4
Proceeds from notes receivable - founding members (including payments from related parties of $0.0 and $1.4, respectively)	—	1.4
Net cash provided by investing activities	0.8	15.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(15.5)	(14.0)
Proceeds from revolving credit facility	210.0	62.0
Repayments of revolving credit facility	(82.0)	(52.0)
Repayment of term loan facility	(0.7)	(0.7)
Repayment of Senior Notes due 2026	—	(4.6)
Payment of debt issuance costs	(0.1)	—
Distributions to founding members	(32.4)	(27.9)
Repurchase of stock for restricted stock tax withholding	(0.9)	(1.2)
Net cash provided by (used in) financing activities	78.4	(38.4)
CHANGE IN CASH AND CASH EQUIVALENTS:	137.3	22.6
Cash and cash equivalents at beginning of period	55.9	41.4
Cash and cash equivalents at end of period	$193.2	$64.0
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Three Months Ended
	March 26, 2020	March 28, 2019
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.5	$7.6
Accrued distributions to founding members (including accrued distributions to related parties of $4.3 and $6.1, respectively)	$4.4	$6.1
Accrued integration and other encumbered theater payments due from founding members (including accrued payments due from related parties of $0.0 and $0.1, respectively)	$1.2	$2.2
(Decrease) increase in dividend equivalent accrual not requiring cash in the period	$(0.1)	$0.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.4	$10.9
Cash paid for income taxes, net of refunds	$0.3	$—
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 27, 2018	$(89.2)	76,976,398	$0.8	$(215.2)	$(153.6)	$278.8
Distributions to founding members	(6.1)	—	—	—	—	(6.1)
NCM LLC equity issued for purchase of intangible asset	7.6	—	—	3.7	—	3.9
Income tax and other impacts of NCM LLC ownership changes	(0.7)	—	—	(1.4)	—	0.7
Comprehensive income, net of tax	(2.6)	—	—	—	(1.1)	(1.5)
Share-based compensation issued	(1.2)	342,573	—	(1.2)	—	—
Share-based compensation expensed/capitalized	0.8	—	—	0.5	—	0.3
Cash dividends declared $0.17 per share	(13.3)	—	—	—	(13.3)	—
Balance—March 28, 2019	$(104.7)	77,318,971	$0.8	$(213.6)	$(168.0)	$276.1

Balance—December 27, 2019	$(121.2)	77,568,986	$0.8	$(209.2)	$(171.1)	$258.3
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	2.8	—	—	—	1.2	1.6
Distributions to founding members	(4.4)	—	—	—	—	(4.4)
NCM LLC equity issued for purchase of intangible asset	10.5	—	—	5.0	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(0.4)	—	—	(4.0)	—	3.6
Comprehensive income, net of tax	(8.2)	—	—	—	(3.7)	(4.5)
Share-based compensation issued	(0.9)	404,662	—	(0.9)	—	—
Share-based compensation expensed/capitalized	0.2	—	—	—	—	0.2
Cash dividends declared $0.19 per share	(14.7)	—	—	—	(14.7)	—
Balance—March 26, 2020	$(136.3)	77,973,648	$0.8	$(209.1)	$(188.3)	$260.3
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
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements. As of March 26, 2020, almost all of the theaters within the Company's network have been temporarily closed to address the COVID-19 Pandemic. The Company is unable to advertise in the theaters, and thus will not generate any in theater revenue, for the duration of time that the theaters are closed.
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based on attendance) of approximately 19.5 years as of March 26, 2020. The network affiliate agreements expire at various dates between September 2020 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements together is 17.1 years as of March 26, 2020.
As of March 26, 2020, NCM LLC had 162,504,976 common membership units outstanding, of which 77,973,648 (48.0%) were owned by NCM, Inc., 42,290,694 (26.0%) were owned by Regal, 40,850,068 (25.1%) were owned by Cinemark and 1,390,566 (0.9%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 26, 2019 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 26, 2019.
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
Significant Accounting Policies

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 26, 2019 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.
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
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable, and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with much smaller companies with limited credit information available, smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with thousands of local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. As of March 26, 2020, the Company increased the allowance related to local and regional customers, recording an incremental $0.7 million in bad debt expense during the three months ended March 26, 2020 compared to the three months ended March 28, 2019, given the adverse impact of the COVID-19 Pandemic on certain businesses, in particular, categories of small businesses (i.e. restaurants, travel, etc.) which the Company expects could lead to an increased rate of default. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.
As of March 26, 2020 and December 26, 2019, there were no advertising agency groups or individual customers through which the Company sources advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three months ended March 26, 2020 and March 28, 2019, the Company had no customers that accounted for more than 10% of revenue.
Share-Based Compensation—The Company has issued stock options and restricted stock to certain employees and restricted stock units to its independent directors. The restricted stock grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions.  Compensation expense of restricted stock that vests upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest. During the three months ended March 26, 2020 and March 28, 2019, 524,303 and 511,996 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”).  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 26, 2020	March 28, 2019
Net income attributable to NCM, Inc.	$(3.7)	$(1.1)
NCM LLC equity issued for purchase of intangible asset	5.0	3.7
Income tax and other impacts of subsidiary ownership changes	(4.0)	(1.4)
Change from net income attributable to NCM, Inc. and transfers from noncontrolling interests	$(2.7)	$1.2

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Adopted Accounting Pronouncements
During the first quarter of 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Upon the adoption of ASU 2016-13 on December 27, 2019, the Company recorded a $3.2 million cumulative-effect adjustment to retained earnings related to the change in methodology surrounding the historical losses utilized in the calculation of the allowance for credit losses related to trade and unbilled accounts receivable reducing the allowance to $3.0 million as of the adoption date. The Company also recorded a corresponding $0.4 million reduction to the corresponding deferred tax asset with the offset also recorded to retained earnings. The other impacts upon adoption were immaterial to the unaudited Condensed Consolidated Financial Statements. The Company has incorporated additional disclosures in Note 1—The Company, Note 2—Revenue from Contracts with Customers and Accounts Receivable and Note 9—Fair Value Measurements to its Condensed Consolidated Financial Statements to comply with ASU 2016-13. The Company has also designed and implemented changes to certain processes and internal controls related to its adoption of ASU 2016-13.

During the first quarter of 2020, the Company adopted Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company adoption of ASU 2018-13 did not have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes the following exceptions for the Company to analyze in a given period: the exception to the incremental approach for intraperiod tax allocation; the exception to accounting for basis differences when there are ownership changes in foreign investments; and the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and this ASU on the Company’s unaudited Condensed Consolidated Financial Statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through Cinema Accelerator and NCM's digital gaming products including Noovie ARcade, Fantasy Movie League, Name That Movie and Noovie Shuffle, which can be played on the mobile apps or at Noovie.com. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the unaudited Condensed Consolidated Balance Sheet. As of March 26, 2020 and December 26, 2019, the Company had a make-good provision of $8.6 million and $8.7 million, respectively.
The Company does not have any contracts with customers with terms in excess of one year that are noncancelable as of March 26, 2020.  Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national, local, regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three months ended March 26, 2020 and March 28, 2019 (in millions):

	Three Months Ended
	March 26, 2020	March 28, 2019
National and regional advertising revenue	$49.8	$57.4
Local advertising revenue	9.4	12.8
Founding member advertising revenue from beverage concessionaire agreements	5.5	6.7
Total revenue	$64.7	$76.9
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the three months ended March 26, 2020 were as follows (in millions):

Three Months Ended
March 26, 2020
Balance at beginning of period	$(7.6)
Performance obligations satisfied	5.4
New contract liabilities	(5.3)
Balance at end of period	$(7.5)
As of March 26, 2020 and December 26, 2019, the Company had $7.3 million and $8.0 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the three months ended March 26, 2020 were as follows (in millions):

	Three Months Ended
	March 26, 2020
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$1.1	$1.9
Provision for bad debt	(0.1)	1.1
Write-offs, net	(0.1)	(0.4)
Balance at end of period	$0.9	$2.6

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

	Three Months Ended
	March 26, 2020	March 28, 2019
Net loss attributable to NCM, Inc. (in millions)	$(3.7)	$(1.1)
Weighted average shares outstanding:
Basic	77,763,967	77,179,777
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	77,763,967	77,179,777
Loss per NCM, Inc. share:
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
The effect of 81,973,440 and 80,821,540 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended March 26, 2020 and March 28, 2019, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 3,821,388 and 3,718,641 stock options and non-vested (restricted) shares for the three months ended March 26, 2020 and March 28, 2019, respectively, excluded from the calculation as they were anti-dilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company’s intangible assets with its founding members are recorded at fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. The Company determined that recent adverse changes in macroeconomic trends, reduced cash flows as a consequence of the temporary closure of the theaters within the Company's network in response to the outbreak of the COVID-19 Pandemic, a decline in the fair value of NCM LLC’s debt and the further sustained decline in the market price of our common stock as of March 26, 2020 constituted a triggering event under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets. However, the estimated future cash flows from the affiliate agreements and ESAs were in excess of the net book value of these intangible assets and thus, no impairment charges were recorded for the three months ended March 26, 2020. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions.  Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
During the first quarter of 2020, NCM LLC issued 3,022,959 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

LLC’s network during the 2019 fiscal year and NCM LLC recorded a net intangible asset of $10.5 million during the first quarter of 2020 as a result of the Common Unit Adjustment.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. In 2019, AMC and Cinemark also made integration payments to NCM LLC related to their respective acquisitions of theaters from Rave Cinemas. The advertising agreements with an alternative provider for these theaters ended during 2019 and the theaters were transferred to our network. Integration payments are no longer due related to these theaters. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset. During the three months ended March 26, 2020 and March 28, 2019, the Company recorded a reduction to net intangible assets of $1.4 million and $2.5 million, respectively, related to integration and other encumbered theater payments. During the three months ended March 26, 2020 and March 28, 2019, AMC and Cinemark paid a total of $8.5 million and $8.1 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). The payments received during the three months ended March 26, 2020 relate to AMC's acquisition of theaters from Carmike. The payments received during the three months ended March 28, 2019 relate to AMC's acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to its acquisition of theaters from Rave Cinemas. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of March 26, 2020, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC.
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

The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	March 26, 2020	March 28, 2019
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$4.3	$5.3
Operating expenses:
Theater access fee and revenue share (2)	12.5	12.9
Purchase of movie tickets and concession products and rental of theater space (included in selling and marketing costs) (3)	0.1	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (4)	—	0.1
________________________________________

(1)
For the three months ended March 26, 2020 and March 28, 2019, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA.

(2)
Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments in September of 2019 this also includes payments to Cinemark and Regal for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”).

(3)	Used primarily for marketing to NCM LLC’s advertising clients.
(4)On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC.  In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member).  The notes bear interest at a fixed rate of 5.0% per annum, compounded annually.  Interest and principal payments were due annually in six equal installments commencing on the first anniversary of the closing and ended on December 26, 2019.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	March 26, 2020	December 26, 2019
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (1)	$624.3	$620.5
Current payable to founding members under tax receivable agreement (2)	$10.1	$10.3
Long-term payable to founding members under tax receivable agreement (2)	$134.6	$133.5
_________________________________

(1)
Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all of the founding members (including AMC) as the Company's intangible balance is considered one asset inclusive of all common unit adjustment activity.

(2)
The Company paid Cinemark and Regal $3.7 million and $6.7 million, respectively, in payments pursuant to the TRA during 2019 which was for the 2018 tax year. On March 21, 2020, a Treasury Department Notice postponed the due date for the Company's U.S. federal income tax return to July 15, 2020 from April 15, 2020. As such, the date the 2019 TRA payment will begin accruing interest was also delayed until July 15, 2020.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions of available cash for the three months ended March 26, 2020 and March 28, 2019 were as follows (in millions):

	Three Months Ended
	March 26, 2020	March 28, 2019
Cinemark	$2.1	$3.0
Regal	2.2	3.1
Total distributions to related parties	4.3	6.1
NCM, Inc.	4.1	5.8
Total	$8.4	$11.9
The mandatory distributions of available cash by NCM LLC to Cinemark and Regal for the three months ended March 26, 2020 of $4.3 million are included in amounts due to founding members, net on the unaudited Condensed Consolidated Balance Sheets as of March 26, 2020 and will be made in the second quarter of 2020. The mandatory distributions to NCM, Inc. are eliminated in consolidation.
Amounts due to related party founding members, net as of March 26, 2020 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$2.0	$2.7	$4.7
Distributions payable to founding members	2.1	2.2	4.3
Total amounts due to founding members, net	$4.1	$4.9	$9.0
Amounts due to related party founding members, net as of December 26, 2019 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$2.0	$2.5	$4.5
Distributions payable to founding members	15.8	16.6	32.4
Integration payments due from founding members	(0.1)	—	(0.1)
Total amounts due to founding members, net	$17.7	$19.1	$36.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Network Affiliate Transactions—NCM LLC paid a network affiliate owned by a family member of a director on the Company's Board of Directors $0.2 million and $0.1 million in circuit share payments during the three months ended March 26, 2020 and March 28, 2019.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.0 million and $0.9 million as of March 26, 2020 and December 26, 2019, respectively. Equity in earnings from AC JV, LLC of $0.1 million and $0.2 million for the three months ended March 26, 2020 and March 28, 2019, respectively, is included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of March 26, 2020 and December 26, 2019 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 26, 2020	December 26, 2019	Maturity Date	Interest Rate
Revolving credit facility	$167.0	$39.0	June 20, 2023	(1)
Term loans	266.0	266.6	June 20, 2025	(1)
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Total borrowings	1,063.0	935.6
Less: debt issuance costs related to term loans and senior notes	(8.7)	(9.0)
Total borrowings, net	1,054.3	926.6
Less: current portion of debt	(2.7)	(2.7)
Carrying value of long-term debt	$1,051.6	$923.9
___________________________________________________

(1)	The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility—On June 20, 2018, NCM LLC entered into a credit agreement to replace NCM LLC's senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the agreement consists of a term loan facility and a revolving credit facility. As of March 26, 2020, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $266.0 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network to address the COVID-19 Pandemic. As of March 26, 2020, NCM LLC’s total availability under the $175.0 million revolving credit facility was $4.4 million, net of $167.0 million outstanding and $3.6 million in letters of credit.  The unused line fee is 0.50% per annum which is consistent with the previous facility.  Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the revolving credit facility as of March 26, 2020 was 2.80%.
Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The interest rate on the term loans as of March 26, 2020 was 4.63%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of March 26, 2020, NCM LLC has paid principal of $4.0 million, reducing the outstanding balance to $266.0 million. The term loans will mature on June 20, 2025.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of March 26, 2020, NCM LLC’s consolidated net senior secured leverage ratio was 3.28 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 4.31 times (versus the covenant of 6.25 times).
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $5.0 million and $15.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of March 26, 2020. These repurchases were treated as partial debt extinguishments and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.0 million and $0.3 million during the three months ended March 26, 2020 and March 28, 2019, respectively.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. The Notes due 2028 were issued at 100% of the face amount thereof and share in the same collateral that secures NCM LLC's obligations under the senior secured credit facility.
7.  INCOME TAXES
The Company’s provision for income taxes during the interim reporting periods has historically been calculated by applying an estimate of the annual effective tax rate for the full year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. Although the Company believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods, the Company utilized a discrete effective tax rate method to calculate the provision for income taxes for the three months ended March 26, 2020, as allowed by ASC 740-270, Income Taxes, Interim Reporting. The Company determined that as small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the discrete effective tax rate would provide a more reliable estimate for the three months ended March 26, 2020.
Changes in the Company’s Effective Tax Rate—The Company’s effective tax rate decreased from 34.4% for the three months ended March 28, 2019 to 8.8% for the three months ended March 26, 2020, resulting in an income tax benefit of $0.4 million for the three months ended March 26, 2020 compared to an income tax benefit of $0.6 million for the three months ended March 28, 2019. The decrease in income tax benefit was primarily due to the impact of incremental unfavorable permanent tax adjustments recognized in the three months ended March 26, 2020, compared to the three months ended March 28, 2019, and state tax rate changes recognized in the three months ended March 28, 2019 that did not impact the tax provision recorded for the three months ended March 26, 2020. The Company's current blended state and federal rate (net of federal benefit) was 24.4% as of both March 26, 2020 and March 28, 2019.

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
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $21.8 million and short-term and long-term lease liabilities of $1.7 million and $24.1 million, respectively, on the balance sheet as of March 26, 2020 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of March 26, 2020, the Company had a weighted average remaining lease term of 9.9 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of March 26, 2020, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.35%.
During the three months ended March 26, 2020, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended
	March 26, 2020	March 28, 2019
Operating lease cost	$0.9	$0.8
Short-term lease cost	—	0.1
Variable lease cost	0.1	0.1
Total lease cost	$1.0	$1.0
The Company made total lease payments of $0.9 million and $0.8 million during the three months ended March 26, 2020 and March 28, 2019, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
Operating Commitments - ESAs and Affiliate Agreements—The Company has entered into long-term ESAs with the founding members and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 4 - Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within “Amortization of intangibles recorded for network theater screen leases” within the unaudited Condensed Consolidated Statement of Income.
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of March 26, 2020 and December 26, 2019, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee that began on November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. As such, the Company will not owe these fees during the duration a founding member's theaters are closed in connection with the COVID-19 Pandemic. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees will be incurred for months where no screens are in use and fees will be reduced for months where screens are in use for only part of the month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount.  As of March 26, 2020, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $77.7 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.5 million and $0.5 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of March 26, 2020 and December 26, 2019, respectively. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during the duration an affiliate's theaters are closed or during a period where theater attendance or affiliate revenue levels are low as the minimum levels must first be met by the affiliate.
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
Long-Lived Assets, Intangible Assets and Other Investments—The Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets and investments accounted for under the cost or equity method for impairment whenever certain qualitative factors, events or changes in circumstances indicate that the carrying amounts of the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

assets may not be fully recoverable. When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.
Other investments consisted of the following (in millions):

	As of
	March 26, 2020	December 26, 2019
Investment in AC JV, LLC (1)	$1.0	$0.9
Other investments	0.1	0.1
Total	$1.1	$1.0

_______________________________________

(1)	Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.
As of March 26, 2020, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of March 26, 2020		As of December 26, 2019
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$266.0	$192.9	$266.6	$266.9
Notes due 2026	230.0	157.6	230.0	226.2
Notes due 2028	400.0	268.9	400.0	426.7

____________________________________________

(1)	If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 26, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$31.9	$19.9	$12.0	$—
Short-term marketable securities (2)	16.8	—	16.8	—
Long-term marketable securities (2)	5.3	—	5.3	—
Total assets	$54.0	$19.9	$34.1	$—

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
___________________________________________

(1)
Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value following the Company's election of the fair value option.  Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

(2)
Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of March 26, 2020, there was $21.1 million of Available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of March 26, 2020 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities. For the three months ended March 26, 2020 and March 28, 2019, there was an inconsequential amount of net realized gains (losses) recognized in interest income and an inconsequential amount of net unrealized holding gains (losses) included in interest income.  Original cost of short-term marketable securities is based on the specific identification method. As of March 26, 2020 and December 26, 2019, there was $0.0 million and an inconsequential amount, respectively, of gross unrealized losses related to individual securities of $0.0 million and $6.5 million, respectively, that had been in a continuous loss position for 12 months or longer. The Company has not recorded an impairment because it has the intention and ability to hold these securities to maturity.

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 26, 2020 and December 26, 2019 were as follows:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 26, 2020
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$0.5	$0.5	0.5
Short-term commercial paper:
Industrial	8.0	8.0	0.1
Financial	6.0	6.0	0.1
Short-term municipal bonds	1.2	1.2	0.3
Short-term certificates of deposit	1.1	1.1	0.6
Total short-term marketable securities	16.8	16.8

Long-term U.S. government agency bonds	2.7	2.8	3.7
Long-term certificates of deposit	2.5	2.5	3.5
Total long-term marketable securities	5.2	5.3
Total marketable securities	$22.0	$22.1

	As of December 26, 2019
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.5	$3.5	0.4
Short-term certificates of deposit	0.9	0.9	0.8
Short-term certificates of deposit	1.2	1.2	0.5
Short-term commercial paper:
Financial	8.0	7.9	0.3
Industrial	4.0	4.0	0.2
Total short-term marketable securities	17.6	17.5

Long-term U.S. government agency bonds	4.5	4.5	2.2
Long-term certificates of deposit	3.0	3.0	3.6
Total long-term marketable securities	7.5	7.5
Total marketable securities	$25.1	$25.0
___________________________________

(1)
Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

10.  SUBSEQUENT EVENTS
On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic commonly referred to as the CARES Act. The CARES Act makes changes to the U.S. tax code that will affect our fiscal year ending December 31, 2020, including, but not limited to, (1) reducing the limitation on deductible interest expense, (2) changing uses and limitations of net operating losses generated in tax years 2018, 2019, and 2020, (3) deferring the payment of the 6.2% FICA portion of Company's payroll taxes beginning on the enactment date through December 31, 2020 to the end of 2021 for one-half of the tax and the remaining half to the end of 2022 and (4) creating a refundable tax credit for the Company's portion of the 6.2% FICA payroll tax for certain qualifying employees. The Company is also evaluating the other provisions of the CARES Act to determine the impact to the Company.
On April 30, 2020, NCM LLC amended its Credit Agreement, dated as of June 20, 2018 (“Credit Agreement Amendment”) to allow for the automatic waiver of any non-compliance with its Consolidated Net Senior Secured Leverage

Ratio and Consolidated Total Leverage Ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021 (the “Covenant Holiday Period”). As of March 26, 2020, NCM LLC was in compliance with the foregoing financial covenants. The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its Revolving Credit Facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the Revolving Credit Facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing.
On May 5, 2020, the Company declared a cash dividend of $0.07 per share (approximately $5.4 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 18, 2020 to be paid on June 1, 2020.
As of the date of the filing of this Form 10-Q, almost all the theaters across the Company’s network remain closed due to the COVID-19 Pandemic.  The ultimate significance of the COVID-19 Pandemic, including the extent of the adverse impact on the Company’s financial and operational results, will be dictated by the currently unknowable duration and the effect on the overall economy and of responsive governmental regulations, including shelter-in-place orders and mandated business closures.  The Company’s business also could be significantly affected should the disruptions caused by the COVID-19 Pandemic lead to changes in consumer behavior (such as social distancing), which the Company currently believes will be temporary, or further reductions to the customary theatrical release window. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business over the near to medium term.   The Company is monitoring the rapidly evolving situation and its potential impacts on the Company’s financial position, results of operations, liquidity and cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements related to the impact of the current COVID-19 Pandemic on our business and results, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2019. Among other risks, we face significant risk and volatility related to the COVID-19 Pandemic as discussed in this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2019. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Overview
We are America's Movie Network. As the largest cinema advertising network in the U.S., we unite brands with the power of movies and engage movie fans anytime and anywhere. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. As of March 26, 2020, almost all of the theaters within our network have been temporarily closed to address the COVID-19 Pandemic. We are unable to advertise in the theaters, and thus will not generate any in theater revenue, for the duration of time that the theaters are closed. Refer to the “Recent Developments” section below for further information regarding the impact of and the Company's response to the COVID-19 Pandemic.
Beginning in November 2019 following the completion of the 2019 ESA Amendments, we now present two different formats of our Noovie pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and 14 of our network affiliates' theaters, Noovie now includes advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot (together, the “Post-Showtime Inventory”). As of March 26, 2020, theaters presenting the new Noovie format with Post-Showtime Inventory made up approximately 58% of our network based upon attendance. All other NCM network theater circuits, which make up the remaining 42% of our network based upon attendance as of March 26, 2020, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of Noovie.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator and across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie, Noovie Arcade, and Fantasy Movie League, in order to reach entertainment audiences beyond the theater. As of March 26, 2020, approximately 4.2 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second party data have resulted in first- and second-party data sets of over 146 million as of March 26, 2020. We have long-term ESAs (approximately 19.5 weighted average years remaining based on attendance as of March 26, 2020) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between September 2020 and July 2031. The weighted average remaining term (based on attendance) of the ESAs and the network affiliate agreements is 17.1 years as of March 26, 2020. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 99% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (96% digital cinema projectors and 4% LCD projectors) as of March 26, 2020.
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
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Form 10-K filed with the SEC on February 20, 2020 for our fiscal year ended December 26, 2019.
Recent Developments
COVID-19—Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed to address this pandemic. Several major motion picture releases were delayed until later in 2020 or 2021 and some other studios shortened the “release window” between the release of motion pictures in theaters and an alternative delivery method or released motion pictures directly to alternative delivery methods bypassing the theater entirely. The results of the first quarter of 2020 were significantly impacted by these temporary closures as theater attendance was less than expected beginning in March, initially as the public was told to practice social distancing, and then further when theaters were closed following stay at home orders. These developments will be referred to as the “COVID-19 Pandemic.” As of the date of this filing, almost all theaters remain closed across the United States.
We are unable to advertise in the theaters, and thus we will not generate any in theater revenue, for the duration of time that the theaters are closed. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and revenue, and therefore, will not be incurred for the duration the theaters are closed. We have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic, even if prolonged. Among other measures, we have:

•	Temporarily furloughed approximately 30% of our staff and temporarily reduced the pay of the remaining employees by up to 50%, which in aggregate reduced our wage expense by 50%;

•	Temporarily reduced cash compensation of the Company's Board of Directors by 20%;

•	Suspended non-essential operating expenditures, including marketing, research, employee travel and consulting services;

•	Implemented a hiring freeze;

•	Temporarily suspended the 401K employee match program;

•	Terminated or deferred certain non-essential capital expenditures;

•	Strategically working with our landlords, vendors, and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 Pandemic;

•
Decreased our quarterly dividend to $0.07 per share from $0.19 per share in the fourth quarter of 2019. When compared to the fourth quarter of 2019 this results in quarterly cash savings of $9.4 million for NCM, Inc.; and

•	Introduced an active cash management process, which, among other things, requires CEO approval of all outgoing payments.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility increasing our cash and marketable securities balance to $215.3 million as of March 26, 2020 ($132.2 million at NCM LLC). The $132.2 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. cannot be used to fund operations at NCM LLC and is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations. Further, as of March 26, 2020, we had approximately $113.7 million of trade accounts receivable outstanding from customers, of which we have collected approximately $66.7 million as of May 4, 2020. Management believes that cash on hand following the additional draw down on the revolving credit facility, collection of accounts receivable, as well as future funds generated from NCM LLC’s operations once theaters re-open should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements and capital expenditures through the next twelve months.

On April 30, 2020, NCM LLC amended its Credit Agreement, dated as of June 20, 2018 (“Credit Agreement Amendment”) to allow for the automatic waiver of any non-compliance with its Consolidated Net Senior Secured Leverage Ratio and Consolidated Total Leverage Ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021 (the “Covenant Holiday Period”). As of March 26, 2020, NCM LLC was in compliance with these financial covenants. The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its Revolving Credit Facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the Revolving Credit Facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing. NCM LLC may continue to reimburse NCM, Inc. for its services provided under the management services agreement during the period of the automatic waiver.
On March 21, 2020, a Treasury Department Notice postponed the original due date for the Company's U.S. federal income tax return to July 15, 2020 from April 15, 2020. Due to the extension of the filing date, the date the 2019 TRA payment will begin accruing interest was also delayed until July 15, 2020.
On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic commonly referred to as the CARES Act. Based on our preliminary analysis of the CARES Act, we expect to recognize the following benefits:

•
Deferral of the payment of the 6.2% FICA portion of Company's payroll taxes beginning on the enactment date through December 31, 2020 until the end of 2021 for one-half of the tax and the remaining half to the end of 2022; and

•	A refundable Employee Retention Payroll Tax Credit for the Company's portion of the 6.2% FICA payroll tax for certain qualifying employees from March 13, 2020 through December 31, 2020.
The Company is also evaluating the other provisions of the CARES Act and intends to seek any available potential benefits that would positively impact the Company.
We believe that the exhibition industry has historically fared well during recessions, and we remain optimistic, though cannot guarantee, that our founding members and network affiliates will rebound and attendance figures will benefit from pent-up social demand as home sheltering subsides and people seek togetherness with a return to normalcy. However, the ultimate significance of the COVID-19 Pandemic, including the extent of the adverse impact on our financial and operational results, will be dictated by the currently unknowable duration and the effect on the overall economy and of responsive governmental regulations, including shelter-in-place orders and mandated business closures. Our business also could be significantly affected should the disruptions caused by the COVID-19 Pandemic lead to changes in consumer behavior (such as social distancing), which we believe will be temporary, or further reductions to the customary theatrical release window. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business, particularly over the near to medium term. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2020	Q1 2019	Q1 2020 to Q1 2019
Revenue	$64.7	$76.9	(15.9)%
Operating expenses:
Advertising	36.8	39.2	(6.1)%
Network, administrative and unallocated costs	23.0	26.8	(14.2)%
Total operating expenses	59.8	66.0	(9.4)%
Operating income	4.9	10.9	(55.0)%
Non-operating expenses	13.5	14.1	(4.3)%
Income tax benefit	(0.4)	(0.6)	(33.3)%
Net loss attributable to noncontrolling interests	(4.5)	(1.5)	200.0%
Net loss attributable to NCM, Inc.	$(3.7)	$(1.1)	236.4%

Net loss per NCM, Inc. basic share	$(0.05)	$(0.01)	400.0%
Net loss per NCM, Inc. diluted share	$(0.05)	$(0.01)	400.0%

Adjusted OIBDA	$14.4	$22.1	(34.8)%
Adjusted OIBDA margin	22.3%	28.8%	(6.5)%
Total theater attendance (in millions) (1)	120.4	148.7	(19.0)%
_________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs and Chief Executive Officer transition costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, CEO turnover, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization of intangibles recorded for network theater screen leases, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs or costs associated with the resignation of the Company’s former Chief Executive Officer. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for, financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2020	Q1 2019
Operating income	$4.9	$10.9
Depreciation expense	3.2	3.3
Amortization of intangibles recorded for network theater screen leases	6.1	6.9
Share-based compensation costs (1)	0.2	0.8
CEO transition costs (2)	—	0.2
Adjusted OIBDA	$14.4	$22.1
Total revenue	$64.7	$76.9
Adjusted OIBDA margin	22.3%	28.8%
____________________________________________

(1)	Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.

(2)	Chief Executive Officer transition costs represents costs associated with the search for a new Company CEO during the first quarter of 2019.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the three months ended March 26, 2020 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 26, 2019	16,880	4,328	21,208
Lost affiliates, net of new affiliates (1)	—	(175)	(175)
Openings, net of closures (2)	93	(24)	69
Balance as of March 26, 2020	16,973	4,129	21,102
______________________________________

(1)
Represents the loss of two of our affiliates that did not renew their contracts as of the end of the first quarter of 2020 resulting in a reduction of 185 affiliate screens to our network, offset by the addition of two new affiliates which added 10 new screens to our network during the three months ended March 26, 2020.

(2)	Excludes the temporary theater closures in response to the COVID-19 Pandemic.
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
Basis of Presentation
The results of operations data for the three months ended March 26, 2020 (first quarter of 2020) and March 28, 2019 (first quarter of 2019) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
Results of Operations
First Quarter of 2020 and First Quarter of 2019

Revenue. Total revenue decreased 15.9%, from $76.9 million for the first quarter of 2019 to $64.7 million for the first quarter of 2020.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2020	Q1 2019	Q1 2020 to Q1 2019	Q1 2020 to Q1 2019
National and regional advertising revenue	$49.8	$57.4	$(7.6)	(13.2)%
Local advertising revenue	9.4	12.8	(3.4)	(26.6)%
Founding member advertising revenue from beverage concessionaire agreements	5.5	6.7	(1.2)	(17.9)%
Total revenue	$64.7	$76.9	$(12.2)	(15.9)%
The following table shows data on theater attendance and revenue per attendee for the first quarter of 2020 and the first quarter of 2019:

			% Change
	Q1 2020	Q1 2019	Q1 2020 to Q1 2019
National and regional advertising revenue per attendee	$0.414	$0.386	7.3%
Local advertising revenue per attendee	$0.078	$0.086	(9.3)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.492	$0.472	4.2%
Total advertising revenue per attendee	$0.537	$0.517	3.9%
Total theater attendance (in millions) (1)	120.4	148.7	(19.0)%
 ________________________________________________________

(1)
Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented.

National and regional advertising revenue. The $7.6 million, or 13.2%, decrease in national and regional advertising revenue (excluding beverage revenue from founding members) was primarily due to a 9.4% decrease in impressions sold and an 8.7% decrease in national advertising CPMs (excluding beverage). The decrease in impressions sold was primarily related to a 19.0% decrease in network attendance as a result of the COVID-19 Pandemic and the government's guidelines surrounding social distancing which ultimately resulted in the temporary closure of our network's theaters beginning in mid-March 2020 and to a lesser extent a weaker movie slate in March of 2020, as compared to March 2019. National advertising utilization increased to 104.5% for the first quarter of 2020, compared to 93.4% for the first quarter of 2019. The first quarter of 2019 utilization was recalculated utilizing an updated weighted-average impressions to allow for comparability following the changes to the structure of our Noovie pre-show described above. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie pre-show, which can be expanded, should market demand dictate. The decrease in national advertising CPMs was primarily driven by a decrease in upfront and scatter market CPMs in the first quarter of 2020, as compared to the first quarter of 2019, due to the churn of certain higher CPM deals that shifted later in 2020 or did not return from 2019, that were replaced by lower CPM deals, as well as, a change in the mix of clients with a higher proportion of upfront clients and fewer higher CPM scatter market and content partner clients in the first quarter of 2020, as compared to the first quarter of 2019. The scatter market represents inventory not included within an upfront or content partner commitment sold closer to the advertisement air date for typically higher CPMs.
Local advertising revenue. The $3.4 million, or 26.6%, decrease in local advertising revenue was primarily due to a 14.9% decrease in the volume of contracts and a 16.5% decrease in the average contract value primarily related to a significant decrease in larger contracts due to a 1) reduction in spend by a few customers year over year, 2) certain customers shifting their spending to later in 2020, and 3) an increase in local customer churn for the first quarter of 2020, compared to the first quarter of 2019. In addition, there was an estimated $1.0 million of local advertising revenue that was lost in the first quarter of 2020 due to the temporary theater closures resulting from the COVID-19 Pandemic. In most cases, this revenue is expected to be shifted to later in 2020.
Founding member beverage revenue. The $1.2 million, or 17.9%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 19.4% decrease in founding member attendance, partially offset by a net 1.7% increase in beverage revenue CPMs in the first quarter of 2020, compared to the first quarter of 2019. The 2020 beverage revenue CPM is based on a fixed annual increase of 2.0% for Cinemark and Regal following the 2019 ESA Amendments and the change in CPM during segment one of our pre-show from 2018 to 2019 for AMC, which decreased 0.3%.
Operating expenses. Total operating expenses decreased $6.2 million, or 9.4%, from $66.0 million for the first quarter of 2019 to $59.8 million for the first quarter of 2020. The following table shows the changes in operating expense for the first quarter of 2020 and the first quarter of 2019 (in millions):

			$ Change	% Change
	Q1 2020	Q1 2019	Q1 2020 to Q1 2019	Q1 2020 to Q1 2019
Advertising operating costs	$6.2	$7.3	$(1.1)	(15.1)%
Network costs	2.9	3.5	(0.6)	(17.1)%
Theater access fees and revenue share—founding members	17.7	19.1	(1.4)	(7.3)%
Selling and marketing costs	13.9	15.2	(1.3)	(8.6)%
Administrative and other costs	9.8	10.7	(0.9)	(8.4)%
Depreciation expense	3.2	3.3	(0.1)	(3.0)%
Amortization of intangibles recorded for network theater screen leases	6.1	6.9	(0.8)	(11.6)%
Total operating expenses	$59.8	$66.0	$(6.2)	(9.4)%
Advertising operating costs. Advertising operating costs decreased $1.1 million, or 15.1%, from $7.3 million for the first quarter of 2019 to $6.2 million for the first quarter of 2020. The decrease was primarily related to a $1.3 million decrease in affiliate advertising payments due to a 17.3% decrease in network affiliate attendance for the first quarter of 2020 as compared to the first quarter of 2019 due primarily to the COVID-19 Pandemic. The decrease was also due to a 2.0%, or 88 screens, decrease in the number of average affiliate screens as of the first quarter of 2020, compared to the first quarter of 2019.
Network costs. Network costs decreased $0.6 million, or 17.1%, from $3.5 million for the first quarter of 2019 to $2.9 million for the first quarter of 2020. The decrease was primarily related to a $0.5 million decrease in personnel related expenses primarily due to a decrease in performance-based compensation expense accrued following an update to the Company's projected performance against internal bonus and performance based restricted stock targets during the first quarter of 2020 primarily caused by the adverse impact of the COVID-19 Pandemic.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased $1.4 million, or 7.3%, from $19.1 million in the first quarter of 2019 to $17.7 million in the first quarter of 2020. The decrease was due to a $1.1 million net decrease in the expense associated with the founding member digital screens that are connected to the DCN (nearly 100% of our screens as of December 26, 2019), including higher quality digital cinema projectors and related equipment, due to the temporary closure of the founding members theaters as of March 26, 2020 and a $2.0 million decrease in the expense associated with the founding members’ attendance due to a 19.4% decrease in attendance at founding members’ theaters. These decreases were partially offset by $1.6 million of payments in the first quarter of 2020 to Cinemark and Regal as compensation for post-showtime advertising in accordance with the 2019 ESA Amendments.
Selling and marketing costs. Selling and marketing costs decreased $1.3 million, or 8.6%, from $15.2 million for the first quarter of 2019 to $13.9 million for the first quarter of 2020. This decrease was primarily related to a $1.5 million decrease in personnel related expenses primarily related to a decrease in commissions and bonus expense accrued following an update to the Company's projected performance against internal bonus and performance based restricted stock targets during the first quarter of 2020, compared to the first quarter of 2019 and a $0.3 million decrease in barter expense due to timing. These decreases were partially offset by a $0.7 million increase in bad debt expense due to an expected increase in accounts receivable write offs due to the adverse impact of the COVID-19 Pandemic on certain of the Company's customers.
Administrative and other costs. Administrative and other costs decreased $0.9 million, or 8.4%, from $10.7 million in the first quarter of 2019 to $9.8 million in the first quarter of 2020. Administrative and other costs decreased primarily due to a $1.1 million decrease in performance-based compensation expense accrued following an update to the projected performance against internal bonus and performance based restricted stock targets during the first quarter of 2020, compared to the first quarter of 2019, $0.6 million decrease in legal and professional expenses, a $0.4 million increase in capitalized personnel costs driven by the nature of the work being performed by our information technology department during the first quarter of 2020 as compared to the first quarter of 2019 and a $0.3 million decrease in consulting services. These decreases were partially offset by a $1.6 million increase in salary expense primarily due to severance expense related to the previously announced retirement of our CFO in the first quarter of 2020, the absence of a CEO in the first quarter of 2019, and an increase in head count of our digital team in the first quarter of 2020 as compared to 2019.
Depreciation expense. Depreciation expense decreased $0.1 million, or 3.0%, from $3.3 million for the first quarter of 2019 to $3.2 million for the first quarter of 2020.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases decreased $0.8 million, or 11.6%, from $6.9 million for the first quarter of 2019, to $6.1 million for the first quarter of 2020, primarily due to the four year extension of the contractual life of the intangible assets for Cinemark and Regal following the 2019 ESA Amendments during the third quarter of 2019.
Non-operating expenses. Total non-operating expenses decreased $0.6 million, or 4.3%, from $14.1 million for the first quarter of 2019 to $13.5 million for the first quarter of 2020. The following table shows the changes in non-operating expense for the first quarter of 2020 and the first quarter of 2019 (in millions):

			$ Change	% Change
	Q1 2020	Q1 2019	Q1 2020 to Q1 2019	Q1 2020 to Q1 2019
Interest on borrowings	$13.6	$14.4	$(0.8)	(5.6)%
Interest income	(0.2)	(0.5)	0.3	(60.0)%
Gain on extinguishment of debt	—	(0.3)	0.3	(100.0)%
Loss on the re-measurement of the payable to founding members under the tax receivable agreement	0.2	0.7	(0.5)	(71.4)%
Other non-operating income	(0.1)	(0.2)	0.1	(50.0)%
Total non-operating expenses	$13.5	$14.1	$(0.6)	(4.3)%

The decrease in non-operating expense was primarily due to a decrease of $0.8 million in interest on borrowings due to a 0.5% decrease in the weighted average interest rate for the first quarter of 2020, as compared to the first quarter of 2019 and a $0.5 million decrease in the loss on the re-measurement of the payable to founding members under the TRA due to a smaller increase in the state blended tax rate in the first quarter of 2020 as compared to the first quarter of 2019. These decreases were partially offset by a $0.3 million decrease in interest income on the Company's marketable securities in the first quarter of 2020 as compared to the first quarter of 2019, and the absence of a $0.3 million gain from the extinguishment of debt that occurred in the first quarter of 2019, compared to the first quarter of 2020.
Income Tax Benefit. Income tax benefit decreased $0.2 million from $0.6 million for the first quarter of 2019 to $0.4 million for the first quarter of 2020. The decrease in income tax benefit was primarily due to smaller tax benefit recognized in the first quarter of 2020, compared to the first quarter of 2019 related to state effective tax rate changes, partially offset by an increase in income tax benefit driven by the increase in the loss before income taxes for the first quarter of 2020, compared to the first quarter of 2019.
Net Loss. Net loss increased $2.6 million from $1.1 million for the first quarter of 2019 to $3.7 million for the first quarter of 2020. The increase in net loss was due to a $6.0 million decrease in operating income and a $0.2 million decrease in income tax benefit, partially offset by a $3.0 million decrease in net loss attributable to noncontrolling interests and a $0.6 million decrease in non-operating expenses.
Known Trends and Uncertainties
COVID-19—As discussed within the 'Recent Developments' section, due to the COVID-19 Pandemic, the Company is unable to advertise in the theaters, and thus generate the majority of its revenue, for the duration of time that the theaters are closed. The Company's theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and revenue and will not be incurred for the duration the theaters are closed.
Due to the rapidly changing business environment, unprecedented market volatility, and other circumstances resulting from the COVID-19 Pandemic, we are currently unable to fully determine the extent of COVID-19’s impact on our business in future periods.  However, we are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.

CARES Act—On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic commonly referred to as the CARES Act. The impacts of this legislation have not been incorporated within our financial statements as of March 26, 2020 as the CARES Act enactment occurred in our second quarter of 2020. The CARES Act makes changes to the U.S. tax code that will affect our fiscal year ending December 31, 2020, including, but not limited to, (1) reducing the limitation on deductible interest expense, (2) changing uses and limitations of net operating losses generated in tax years 2018, 2019, and 2020, (3) deferring the payment of the 6.2% FICA portion of Company's payroll taxes beginning on the enactment date through December 31, 2020 until the end of 2021 for one-half of the tax and the remaining half to the end of 2022 and (4) creating the Employee Retention Payroll Tax Credit for the Company's portion of the 6.2% FICA payroll tax for certain qualifying employees from March 13, 2020 through December 31, 2020. The Company is also evaluating the other provisions of the CARES Act to determine the impact to the Company.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three months of 2020 and 2019, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time required as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. The time sold to the beverage supplier for AMC is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC, which in 2019 decreased 0.3%. Thus, the CPM on our beverage concessionaire revenue related to AMC in 2020 will decrease by 0.3% compared to 2019. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal's beverage suppliers instead increased at a fixed rate of 2.0%. The Company will not recognize any beverage revenue for the period of time that theaters are closed due to the COVID-19 Pandemic. Further, attendance may be lower than historical levels following the re-opening of theaters which could reduce the Company’s beverage revenue.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the next increase occurring in fiscal year 2022. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increasing 8% every five years beginning November 1, 2027. The Company does not owe the founding members any theater access fees when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. As such, the Company will not owe these fees during the duration a founding member's theaters are closed in connection with the COVID-19 Pandemic. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees will be incurred for months where no screens are in use and fees will be reduced for months where screens are in use for only part of the month.
Platinum Spot—In consideration for the utilization of the theaters post-showtime for Platinum Spots, Cinemark and Regal receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time.
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to NCM LLC’s founding members, interest or principal payments on our term loan and the Notes due 2026 and Notes due 2028, income tax payments, TRA payments to NCM LLC’s founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders.

As a result of the COVID-19 Pandemic discussed within the 'Recent Developments' section above, we cannot generate revenue, other than revenue associated with our digital service offerings. With the exception of collecting accounts receivable balances outstanding as of March 26, 2020, the Company will have limited cash receipts until after the theaters reopen. Further, once theaters re-open, there will be a lag between when revenue is generated at those theaters and when the Company ultimately collects the associated accounts receivable balance. The Company will also have reduced cash payments during the period the theaters are closed as expenses related to theater attendance will not be incurred (i.e. theater access fees, Platinum Spot revenue share and network affiliate revenue share payments). The Company also implemented a number of cost-saving measures in order to preserve cash as further outlined within the 'Recent Developments' section above. The Company is also strategically working with vendors and landlords to delay payments where possible. In March 2020, we drew down an additional $110.0 million on our revolving credit facility increasing our cash and marketable securities balance to $215.3 million as of March 26, 2020 ($132.2 million at NCM LLC). The $132.2 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. cannot be used to fund operations at NCM LLC and is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations. Further, as of March 26, 2020, we had approximately $113.7 million of trade accounts receivable outstanding from customers, of which we have collected approximately $66.7 million as of May 4, 2020.
In accordance with the Credit Agreement Amendment entered into in order to obtain a waiver of the financial covenants for the period beginning in the second quarter of 2020 through the second quarter of 2021, NCM LLC must maintain a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. Management believes that cash on hand following the additional draw down on the revolving credit facility, collection of the $113.7 million accounts receivable balance at March 26, 2020, as well as future funds generated from NCM LLC’s operations once theaters re-open should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements and capital expenditures through the next twelve months.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 26, 2020	December 26, 2019	March 28, 2019	Q1 2020 to YE 2019	Q1 2020 to Q1 2019
Cash, cash equivalents and marketable securities (1)	$215.3	$80.9	$82.4	$134.4	$132.9
NCM LLC revolver availability (2)	4.4	132.4	133.2	(128.0)	(128.8)
Total liquidity	$219.7	$213.3	$215.6	$6.4	$4.1
_________________________

(1)
Included in cash, cash equivalents and marketable securities as of March 26, 2020, December 26, 2019 and March 28, 2019, was $132.2 million, $11.4 million and $4.7 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.

(2)
The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of March 26, 2020, December 26, 2019 and March 28, 2019. As of March 26, 2020, December 26, 2019 and March 28, 2019, the amount available under the NCM LLC revolving credit facility in the table above, was net of the amount outstanding under the revolving credit facility of $167.0 million, $39.0 million and $37.0 million, respectively, and net letters of credit of $3.6 million, $3.6 million and $4.8 million, respectively.

As of March 26, 2020, the weighted average remaining maturity of our debt was 6.2 years. As of March 26, 2020, approximately 59% of our total borrowings bear interest at fixed rates.  The remaining 41% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have generated and used cash as follows (in millions):

	Three Months Ended
	March 26, 2020	March 28, 2019
Operating cash flow	$58.1	$46.0
Investing cash flow	0.8	15.0
Financing cash flow	78.4	(38.4)

•
Operating Activities. The $12.1 million increase in cash provided by operating activities for the first quarter of 2020, compared to the first quarter of 2019 was primarily due to a $16.2 million larger decrease in the accounts receivable balance during the first quarter of 2020 as compared to the first quarter of 2019 related to the decrease in revenue in the first quarter of 2020 as compared to the fourth quarter of 2019. This increase was partially offset by a $5.6 million increase in the consolidated net loss.

•
Investing Activities. The $14.2 million decrease in cash provided by investing activities for the first quarter of 2020, compared to the first quarter of 2019 was primarily due to an $8.1 million decrease in proceeds from the sale of marketable securities, a $4.3 million increase in the cash used to purchase marketable securities, and a $1.4 million decrease in proceeds from founding member notes receivable.

•
Financing Activities. The $116.8 million increase in cash provided by financing activities for the first quarter of 2020, compared to the first quarter of 2019 was primarily due to a $118.0 million increase in proceeds from our revolving credit facility, net of repayments, in order to fund operations during the period of expected reduced cash flows due to the temporary closure of the theaters within NCM LLC's network to address the COVID-19 Pandemic. The increase was also due to a $4.6 million repurchase of the retired Notes due 2026 that occurred in the first quarter of 2019. These increases were partially offset by a $4.5 million increase in distributions to founding members in the first quarter of 2020, compared to the first quarter of 2019.

Sources of Capital and Capital Requirements.
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 26, 2020 were $83.1 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the anticipated decrease in cash provided by operating activities during the period our network theaters are closed. The $132.2 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. cannot be used to fund operations of NCM LLC and is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. shareholders. Further, as of March 26, 2020, we had approximately $113.7 million of trade accounts receivable from customers, of which we have collected approximately $66.7 million as of May 4, 2020. Management believes that cash on hand following the additional draw down on the revolving credit facility, collection of the $113.7 million accounts receivable balance at March 26, 2020, as well as future funds generated from NCM LLC’s operations once theaters re-open should be sufficient to fund working capital requirements, NCM LLC’s debt service requirements and capital expenditures through the next twelve months.
On April 30, 2020, NCM LLC entered into the Credit Agreement Amendment to allow for the automatic waiver of any non-compliance with its Consolidated Net Senior Secured Leverage Ratio and Consolidated Total Leverage Ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021. The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its Revolving Credit Facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the Revolving Credit Facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members will be impacted by the temporary closure of our network theaters and may even be deferred for the quarter ending June 25, 2020 through the quarter ending July 1, 2021 until at least August 2021 due to the limitations instituted by the amendment to the Company's Senior Secured Credit Facility. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement and unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended March 26, 2020 was approximately $8.5 million, of which approximately $4.1 million will be distributed to NCM, Inc.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Amended Credit Agreement) to fund income taxes, payments associated with the TRA with the founding members, and current and future dividends as declared by the Board of Directors, including a dividend declared on May 5, 2020 of $0.07 per share (approximately $5.4 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on May 18, 2020 to be paid on June 1, 2020. These items should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its quarterly dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will consider general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the temporary theater closures for the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2019 and incorporated by reference herein.  As of March 26, 2020, there were no significant changes in those critical accounting policies except for the change in allowance for doubtful accounts upon the adoption of ASC 326 in the first quarter of 2020 and discussed further within Note 1—The Company, to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Contractual and Other Obligations
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2019 and incorporated by reference herein. There were no material changes to our contractual obligations during the three months ended March 26, 2020.

Seasonality
Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with advertising clients' new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums. Given the temporary closure of our theaters, we expect our 2020 quarterly results to vary from the historical trend. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2017, 2018 and 2019.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2017	16.9%	22.8%	27.3%	33.0%
FY 2018	18.2%	25.8%	24.9%	31.1%
FY 2019	17.3%	24.8%	24.8%	33.1%
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk.  As of March 26, 2020, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan. A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $4.3 million for an annual period on the $167.0 million revolving credit balance and $266.0 million term loan outstanding as of March 26, 2020.
In response to the COVID-19 Pandemic, the government lowered the federal reserve interest rate leading to historically low interest rates as of March 26, 2020 that has had the effect of reducing the Company's interest rate risk. The COVID-19 Pandemic has also resulted in reduced liquidity within the debt markets which may impact companies' abilities to refinance their debt. As the Company's next tranche of debt is not due until 2023, this increased market risk is not expected to adversely impact the Company.
Item 4.  Controls and Procedures
The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive and financial officer), as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the Chief Executive Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 26, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of March 26, 2020 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
Excluding the risk factors outlined below, there have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on February 20, 2020 for the fiscal year ended December 26, 2019.
Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (COVID-19 virus), have disrupted and may continue to disrupt our business and the business of our founding members and network affiliates, which has and could continue to materially affect our operations and results of operations.
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus) have and may continue to disrupt our business and the business of our founding member and network affiliates’ theaters. Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events. In response to these restrictions, each of our founding members announced that their theaters would be temporarily closed to address this pandemic and by the beginning of April all of our network affiliate’s theaters had also temporarily closed. Certain of our founding members have announced that they do not expect to open their theaters until late June or early July, and some of our other affiliates started to or have indicated that they will begin opening theaters as legal restrictions ease. However, we cannot predict when all of our theaters will reopen, what type of restrictions may be in place once theaters reopen, when large audiences will feel comfortable returning to movie theaters or if theaters will eventually need to close again in connection with further social distancing guidelines.
Several major motion picture releases were delayed until later in 2020 or 2021 and a few studios shortened the “release window” between the release of motion pictures in theaters and an alternative delivery method or released motion pictures directly to alternative delivery methods bypassing the theater entirely. The COVID-19 Pandemic has also impacted film production and may impact the pipeline of feature films available in the short or long term.
In response to the COVID-19 Pandemic, we implemented a number of cost-saving measures, including furloughing approximately 30% of our staff and reducing the pay of the remaining employees by up to 50%, suspending non-essential operating expenditures, including marketing, employee travel, implementing a hiring freeze, suspending the Company’s 401k employee match program, terminating or deferring certain non-essential capital expenditures, strategically working with our landlords, vendors and other business partners to manage costs, and implementing an active cash management process.
The impact, extent and duration of the government-imposed restrictions on travel, public gatherings, other events and business generally, as well as the overall effect of the COVID-19 virus is currently unknown but has had and could continue to have a material adverse impact on our business, liquidity, financial conditions and/or results of operations. Even when the COVID-19 Pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries as advertising expenditures may remain decreased due to an economic slowdown and consumers may be hesitant to return to theaters. We cannot predict when the effects of the COVID-19 Pandemic will subside when theaters will reopen and patrons are comfortable attending, or when our business will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks beyond the one we are currently experiencing, the more severe the adverse effects will be on our business, liquidity, financial conditions and/or results of operations. Significant impacts on our business caused by the COVID-19 Pandemic and other pandemics include and are likely to continue to include among others:

•
decreased attendance in theaters after they reopen, including due to (i) continued safety and health concerns and social distancing requirements or (ii) a change in consumer behavior in favor of alternative forms of entertainment;

•	advertisers’ perception of cinema advertising may change based on future attendance, shortened theatrical windows, and potential impacts of film production;

•	advertisers may be less willing to invest in advertising in the future and may prioritize other types of investment;

•	the bankruptcy or restructuring of our founding members or other network affiliates in which the agreement with that party may be rejected, renegotiated or deemed unenforceable;

•	an inability to collect accounts receivable from small business advertisers that have been temporarily or permanently closed;

•	reductions and delays associated with planned operating and capital expenditures;

•	increased risk related to employee matters, including increased turnover and litigation and claims relating to furloughs or pay reductions;

•	potential impairment charges;

•
our ability to implement business continuity plans in a fast-moving emergency, which could have an adverse effect on our internal controls (potentially giving rise to significant deficiencies or material weaknesses) and also increase our vulnerability to information technology and other systems disruptions;

•
our inability to generate significant cash flow from operations, which could lead to a substantial increase in indebtedness and negatively impact our ability to comply with the financial covenants, if applicable, in our debt agreements;

•	our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;

•	our inability to effectively meet our short- and long-term obligations; and

•	our inability to service our existing and future indebtedness.
The spread of COVID-19 has developed into a worldwide health crisis and may have broader macro-economic implications. The United States has experienced significantly increased rates of unemployment and these deteriorating economic conditions, including reduced levels of economic growth and possibly a recession, may extend well beyond the time the spread of infection is contained. Consumers and advertisers may also change their long-term behavior related to perceived risk of infection or health risk, other pandemic fears, quarantines and other restrictions. Even if measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations.
Additionally, although we are reviewing and intend to seek any available benefits under the CARES Act, we cannot predict the manner in which such benefits will be allocated or administered and we cannot assure you that we will be able to access such benefits in a timely manner or at all. Certain of the benefits we seek to access under the CARES Act have not previously been administered on the present scale or at all. Government or third-party program administrators may be unable to cope with the volume of applications in the near term and any benefits we receive may not be as extensive as we currently estimate, may impose additional conditions and restrictions on our operations or may otherwise provide less relief than we contemplate. Accessing these benefits and our response to the COVID-19 Pandemic have required our management team to devote extensive resources and are likely to continue to do so in the near future, which negatively affects our ability to implement our business plan and respond to opportunities.
To the extent the COVID-19 Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 26, 2019, including but not limited to those relating to NCM LLC’s high level of indebtedness, the risks associated with the loss of major content partners or advertising clients, and reductions in spending on advertising.
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue.
Our business is affected by the level of attendance at the founding members’ theaters and to a lesser extent our network affiliates’ theaters, who operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences. Over the last 10 years, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage. Factors that could reduce attendance at our network theaters include the following:

•
if NCM LLC’s network theater circuits cannot compete with other out-of-home entertainment due to an increase in the use of alternative film delivery methods (and the shortening of the “release window” between the release of major motion pictures to alternative delivery methods or releasing motion pictures directly to alternative delivery methods bypassing the theater entirely), including network, video streaming and downloads via the Internet, which may be accelerated by the actions of major film distributors taken in response to the COVID-19 Pandemic;

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

•
the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment, which may be impacted by the COVID-19 Pandemic;

•
if political events, such as terrorist attacks, or health-related epidemics, such as flu outbreaks, and pandemics, such as the COVID-19 Pandemic, cause consumers to avoid movie theaters or other places where large crowds are in attendance and or governments to prohibit the operation of and attendance at theaters;

•	regulations, theater operating policies or consumer behavior that require higher levels of social distancing as a response to the COVID-19 Pandemic;

•	if the theaters in our network fail to maintain their theaters and provide amenities that consumers prefer;

•	if studios begin to reduce the number of feature films produced for theater exhibition and their investments in those films or reduce the investments made to market those films;

•
if future theater attendance declines significantly over an extended time period, such as a result of prolonged closures resulting from the COVID-19 Pandemic, one or more of the founding members or network affiliates may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and

•
NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures if they do not have long-term arrangements with major film distributors.

Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization. We have historically seen our annual national inventory utilization vary more than 10% on an annual basis and we experience even more substantial volatility quarter-to-quarter.
If one of the founding members declared bankruptcy, the ESA with that founding member may be rejected, renegotiated or deemed unenforceable.
Each of the founding members currently has a significant amount of indebtedness. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are part of Regal), and General Cinemas and Loews Cineplex (which are part of AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theaters under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. As a result of the COVID-19 Pandemic, each of the founding members closed all of their theaters in the United States and furloughed the vast majority of their employees, and various media outlets began reporting that certain of our founding members were in financial distress as a result of the COVID-19 Pandemic. During April 2020, certain of our founding members also completed significant capital raising transactions to increase available liquidity and, as of the date hereof, we are not aware that any of our founding members is insolvent or intends to file for restructuring proceedings. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.
We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them.
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge and/or industry relationships. In November 2018, our Chief Executive Officer stepped down and a new Chief Executive Officer was appointed in August 2019. Our Chief Financial Officer retired on March 12, 2020 and the Company has engaged a national search firm and is in the process of identifying a new Chief Financial Officer.

If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material adverse effect on our ability to effectively pursue our business strategy and our relationships with advertisers and content partners. In response to the COVID-19 Pandemic, the Company instituted a temporary pay reduction for all employees of up to 50% and each of our named executive officers agreed to a 20% reduction of their base salary. If these temporary salary reductions continue for an extended period of time, we may be subject to a higher rate of turnover of our senior management. Additionally, the Company is in the process of identifying a new Chief Financial Officer and other members of our senior management, and the uncertainty caused by the COVID-19 Pandemic, hiring freeze and salary reductions, may make it more difficult for the Company to find experienced replacements. We do not have key-man life insurance covering any of our employees.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 27, 2019 through January 23, 2020	35,168	$7.76	—	N/A
January 24, 2020 through February 20, 2020	63,711	$7.61	—	N/A
February 21, 2020 through March 26, 2020	20,762	$8.94	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	Amendment No. 1 to the Credit Agreement, dated as of April 30, 2020, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer and Interim PFO.
32.1	**	Certification of Chief Executive Officer and Interim PFO Pursuant to 18 U.S.C. Section 1350.
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K (File No. 001-33296) filed on May 5, 2020.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 5, 2020	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer and Interim Principal Financial Officer)