Form 10-K/A
period 2019-12-26
National CineMedia, Inc.
filed 2020-06-25
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders which was filed within 120 days of December 26, 2019 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Explanatory Note
The signed consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, was delivered prior to the filing of the Form 10-K for the year ended December 26, 2019, originally filed on February 20, 2020 (the “Original Filing”); however, the conformed signature was inadvertently omitted from the version of the consent filed via EDGAR. This amendment is being filed to include the conformed signature.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.
Except as expressly set forth in this Amendment No. 1, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

Part IV

Item 15.	Exhibits, Financial Statement Schedules
(b)  Exhibits: See Exhibit Index below.

EXHIBIT INDEX
The following is a list of all exhibits filed as part of this amended annual report on Form 10-K/A.

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

23.1	#	Consent of Deloitte & Touche LLP.

31.3	#	Rule 13a-14(a) Certification of Chief Executive Officer and Principal Financial Officer.

The following is a list of all exhibits filed as part of the Original Filing and the amended annual report on Form 10-K/A.

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation.	8-K	001-33296	3.1	7/6/2018

3.2		The Bylaws, as amended August 1, 2019.	10-Q	001-33296	3.1	11/4/2019

4.1		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	8/19/2016

4.2		Form of 5.750% Senior Unsecured Notes due 2026 (included in Exhibit 4.1).	8-K	001-33296	4.1	8/19/2016

4.3		Indenture, dated as of October 8, 2019, by and between NCM LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	10/8/2019

4.4		Form of 5.875% Senior Secured Notes due 2028 (included in Exhibit 4.3).	8-K	001-33296	4.1	10/8/2019

4.5	*	Description of the Registrant's Securities

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	2/16/2007

10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	10-Q	001-33296	10.1.1	8/7/2009

10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	8/10/2010

10.1.3	Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	8-K	001-33296	10.1.3	9/9/2013

10.1.4	Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.	10-K	001-33296	10.1.4	2/21/2019

10.2	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

10.2.1	First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.3	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1	Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.3	3/15/2017

10.3.2	First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.2	9/17/2019

10.4	Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.4.4	2/21/2014

10.4.1	First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	3/15/2017

10.4.2	Second Amendment to the Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	9/17/2019

10.5	Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.6	Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.6.1	Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.7	Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.8	Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.9	Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.10	Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.11	Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	6/25/2018

10.12	Letter agreement, dated June 1, 2018, between National CineMedia, Inc. and Standard General L.P.	8-K	001-33296	10.1	6/1/2018

10.13	Employment Agreement dated as of August 1, 2019, by and between National CineMedia, Inc. and Thomas F. Lesinski. +	10-Q	001-33296	10.3	11/4/2019

10.14	Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia LLC and Clifford E. Marks. +	10-Q	001-33296	10.1	5/12/2015

10.15	Amended and Restated Employment Agreement December 20, 2018, between the Company and Katherine L. Scherping.+	8-K	001-33296	10.1	12/21/2018

10.16		Transition, Separation and Release of Claims Agreement, dated December 18, 2019, by and between National CineMedia, Inc. and Katherine L. Scherping +	8-K	001-33296	10.1	12/19/2019

10.17		Consulting Agreement, dated December 18, 2019, by and between National CineMedia, Inc. and KLS Advisors, Inc. (included in Exhibit 10.16) +	8-K	001-33296	10.2	12/19/2019

10.18		Employment Agreement dated as of April 3, 2017, by and among National CineMedia, Inc. and Scott D. Felenstein. +	10-K	001-33296	10.21	2/21/2019

10.19		Employment Agreement dated as of January 12, 2018 by and among National CineMedia, Inc. and Sarah Kinnick Hilty. +	10-K	001-33296	10.21	2/21/2019

10.20		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.21		Form of Indemnification Agreement (August 2018)+	10-Q	001-33296	10.3	8/7/2018

10.22		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.23		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.24		Form of Option Substitution Award. +	S-8	001-33296	4.4	2/13/2007

10.25		Form of Stock Option Agreement. +	S-8	001-33296	4.6	2/13/2007

10.25.1		Form of 2009 Stock Option Agreement. +	10-K	001-33296	10.22.1	3/6/2009

10.25.2		Form of 2010 Stock Option Agreement. +	10-K	001-33296	10.22.2	3/9/2010

10.25.3		Form of 2011 Stock Option Agreement. +	10-K	001-33296	10.22.3	2/25/2011

10.25.4		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.25.5		Form of 2019 Stock Option Agreement. +	10-Q	001-33296	10.4	11/4/2019

10.26.2		Form of 2017 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.26.9	2/24/2017

10.26.3		Form of 2017 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.26.10	2/24/2017

10.26.4	(1)	Form of 2018 Restricted Stock Agreement (Time Based). +	10-K	333-176056	10.24.9	3/14/2018

10.26.5	(1)	Form of 2018 Restricted Stock Agreement (Performance Based). +	10-K	333-176056	10.24.10	3/14/2018

10.26.6		Form of 2019 Restricted Stock Agreement (Time Based). +	10-K	333-176056	10.28.9	2/21/2019

10.26.7		Form of 2019 Restricted Stock Agreement (Performance Based). +	10-K	333-176056	10.28.10	2/21/2019

10.26.8	*	Form of 2020 Restricted Stock Agreement (Time Based). +

10.26.9	*	Form of 2020 Restricted Stock Agreement (Performance Based). +

10.27		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

10.27.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	S-8	001-33296	4.4	4/29/2016

10.27.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	10-K	001-33296	10.27.2	2/24/2017

21.1	*	List of Subsidiaries.

23.1	#	Consent of Deloitte & Touche LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

31.3	#	Rule 13a-14(a) Certification of Chief Executive Officer and Principal Financial Officer.

32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Filed herewith.

*	Previously filed with the Original Filing.

**	Previously furnished with the Original Filing.

+	Management contract.
(1)     Incorporated by reference to the exhibit listed from NCM LLC’s Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	June 25, 2020	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer