Form 10-Q
period 2020-09-24
National CineMedia, Inc.
filed 2020-11-02
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of October 29, 2020, 79,580,626 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	September 24, 2020	December 26, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217.7	$55.9
Short-term marketable securities	1.3	17.5
Receivables, net of allowance of $2.4 and $6.2, respectively	10.8	170.8
Amounts due from founding members, net	—	6.6
Prepaid expenses and other current assets	3.6	3.5
Total current assets	233.4	254.3
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $77.3 and $70.7, respectively	28.3	33.2
Intangible assets, net of accumulated amortization of $217.1 and $198.9, respectively	634.4	643.7
Deferred tax assets, net of valuation allowance of $72.7 and $81.6, respectively	170.1	162.1
Other investments	0.9	1.0
Long-term marketable securities	1.7	7.5
Debt issuance costs, net	3.6	3.9
Other assets	25.4	24.3
Total non-current assets	864.4	875.7
TOTAL ASSETS	$1,097.8	$1,130.0
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$1.6	$36.8
Payable to founding members under tax receivable agreement (including payables to related parties of $1.0 and $10.3, respectively)	1.4	14.2
Accrued expenses	21.4	22.1
Accrued payroll and related expenses	5.1	13.8
Accounts payable	9.4	20.7
Deferred revenue	7.0	7.6
Short-term debt	2.7	2.7
Other current liabilities	1.8	1.6
Total current liabilities	50.4	119.5
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.4 and $9.0, respectively	1,050.5	923.9
Payable to founding members under tax receivable agreement (including payables to related parties of $133.6 and $133.5, respectively)	184.1	183.8
Other liabilities	23.2	24.0
Total non-current liabilities	1,257.8	1,131.7
Total liabilities	1,308.2	1,251.2
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 78,037,611 and 77,568,986 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(208.4)	(209.2)
Retained earnings (distributions in excess of earnings)	(225.6)	(171.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(433.2)	(379.5)
Noncontrolling interests	222.8	258.3
Total equity/(deficit)	(210.4)	(121.2)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$1,097.8	$1,130.0
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
REVENUE (including revenue from related parties of $0.2, $5.7, $4.5 and $17.5, respectively)	$6.0	$110.5	$74.7	$297.6
OPERATING EXPENSES:
Advertising operating costs	1.1	9.6	8.4	26.8
Network costs	1.8	3.2	6.3	10.1
Theater access fees and revenue share to founding members (including fees to related parties of $1.0, $13.5, $13.6 and $40.9, respectively)	1.8	20.1	19.5	60.8
Selling and marketing costs	7.5	17.0	28.1	48.4
Administrative and other costs	5.8	10.4	23.0	32.2
Impairment of long-lived assets	—	—	1.7	—
Depreciation expense	3.1	3.4	9.5	10.0
Amortization of intangibles recorded for network theater screen leases	6.2	6.8	18.4	20.7
Total	27.3	70.5	114.9	209.0
OPERATING (LOSS) INCOME	(21.3)	40.0	(40.2)	88.6
NON-OPERATING EXPENSES:
Interest on borrowings	13.7	13.8	40.9	42.4
Interest income	(0.1)	(0.4)	(0.6)	(1.4)
Loss (gain) on modification and retirement of debt, net	—	—	0.3	(0.3)
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(1.0)	(0.5)	(0.7)	1.0
Other non-operating expense (income)	0.1	—	0.1	(0.3)
Total	12.7	12.9	40.0	41.4
(LOSS) INCOME BEFORE INCOME TAXES	(34.0)	27.1	(80.2)	47.2
Income tax (benefit) expense	(3.1)	4.3	(7.7)	6.0
CONSOLIDATED NET (LOSS) INCOME	(30.9)	22.8	(72.5)	41.2
Less: Net (loss) income attributable to noncontrolling interests	(18.2)	13.6	(42.3)	24.2
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(12.7)	$9.2	$(30.2)	$17.0
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(12.7)	$9.2	$(30.2)	$17.0

NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.16)	$0.12	$(0.39)	$0.22
Diluted	$(0.16)	$0.12	$(0.39)	$0.22
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,016,737	77,356,833	77,925,552	77,293,234
Diluted	78,016,737	77,883,571	77,925,552	77,687,393
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Nine Months Ended
	September 24, 2020	September 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(72.5)	$41.2
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(7.7)	6.0
Depreciation expense	9.5	10.0
Amortization of intangibles recorded for network theater screen leases	18.4	20.7
Non-cash share-based compensation	1.1	4.2
Impairment of long-lived assets	1.7	—
Impairment on investment	—	2.0
Amortization of debt issuance costs	1.9	1.9
Loss (gain) on modification and retirement of debt, net	0.3	(0.3)
Non-cash (gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(0.7)	1.0
Other	—	(0.9)
Payments to third parties for extension of intangible assets	—	(0.6)
Proceeds from disposition of intangible assets by network affiliates	—	0.5
Founding member integration and other encumbered theater payments (including payments from related parties of $0.1 and $0.8, respectively)	9.7	16.3
Payment to the founding members under tax receivable agreement (including payments to related parties of $9.0 and $9.8, respectively)	(12.8)	(14.0)
Changes in operating assets and liabilities:
Receivables, net	163.3	28.3
Accounts payable and accrued expenses	(18.7)	(3.0)
Amounts due to/from founding members, net	(4.7)	(0.2)
Deferred revenue	(0.6)	3.1
Other, net	(2.3)	(2.6)
Net cash provided by operating activities	85.9	113.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6.6)	(9.8)
Purchases of marketable securities	(8.2)	(9.9)
Proceeds from sale and maturities of marketable securities	30.3	28.3
Proceeds from notes receivable - founding members (including payments from related parties of $0.0 and $1.4, respectively)	—	1.4
Net cash provided by investing activities	15.5	10.0
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(26.5)	(40.4)
Proceeds from revolving credit facility	210.0	100.0
Repayments of revolving credit facility	(82.0)	(121.0)
Repayment of term loan facility	(2.0)	(2.0)
Repayment of Senior Notes due 2026	—	(4.6)
Payment of debt issuance costs	(1.3)	—
Distributions to founding members	(36.8)	(49.4)
Repurchase of stock for restricted stock tax withholding	(1.0)	(1.3)
Net cash provided by (used in) financing activities	60.4	(118.7)
CHANGE IN CASH AND CASH EQUIVALENTS:	161.8	4.9
Cash and cash equivalents at beginning of period	55.9	41.4
Cash and cash equivalents at end of period	$217.7	$46.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 24, 2020	September 26, 2019
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.5	$7.6
Accrued distributions to founding members (including accrued distributions to related parties of $0.0 and $22.4, respectively)	$—	$22.5
Accrued integration and other encumbered theater payments due from founding members	$—	$5.2
(Decrease) increase in dividend equivalent accrual not requiring cash in the period	$(0.2)	$0.8
Supplemental disclosure of cash flow information:
Cash paid for interest	$37.6	$37.1
Cash paid for income taxes, net of refunds	$0.5	$0.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—June 27, 2019	$(110.5)	77,349,628	$0.8	$(211.9)	$(172.6)	$273.2
Distributions to founding members	(22.5)	—	—	—	—	(22.5)
Income tax and other impacts of NCM LLC ownership changes	—	—	—	0.1	—	(0.1)
Comprehensive income, net of tax	22.8	—	—	—	9.2	13.6
Share-based compensation issued	—	12,759	—	—	—	—
Share-based compensation expensed/capitalized	1.4	—	—	1.0	—	0.4
Cash dividends declared $0.17 per share	(13.5)	—	—	—	(13.5)	—
Balance—September 26, 2019	$(122.3)	77,362,387	$0.8	$(210.8)	$(176.9)	$264.6

Balance—June 25, 2020	$(175.0)	78,000,338	$0.8	$(209.1)	$(207.4)	$240.7
Comprehensive loss, net of tax	(30.9)	—	—	—	(12.7)	(18.2)
Share-based compensation issued	—	37,273	—	—	—	—
Share-based compensation expensed/capitalized	1.0	—	—	0.7	—	0.3
Cash dividends declared $0.07 per share	(5.5)	—	—	—	(5.5)	—
Balance—September 24, 2020	$(210.4)	78,037,611	$0.8	$(208.4)	$(225.6)	$222.8

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 27, 2018	$(89.2)	76,976,398	$0.8	$(215.2)	$(153.6)	$278.8
Distributions to founding members	(44.0)	—	—	—	—	(44.0)
NCM LLC equity issued for purchase of intangible asset	7.6	—	—	3.7	—	3.9
Income tax and other impacts of NCM LLC ownership changes	(0.6)	—	—	(1.2)	—	0.6
Comprehensive income, net of tax	41.2	—	—	—	17.0	24.2
Share-based compensation issued	(1.3)	385,989	—	(1.3)	—	—
Share-based compensation expensed/capitalized	4.3	—	—	3.2	—	1.1
Cash dividends declared $0.51 per share	(40.3)	—	—	—	(40.3)	—
Balance—September 26, 2019	$(122.3)	77,362,387	$0.8	$(210.8)	$(176.9)	$264.6

Balance—December 26, 2019	$(121.2)	77,568,986	$0.8	$(209.2)	$(171.1)	$258.3
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	2.9	—	—	—	1.2	1.7
Distributions to founding members	(4.4)	—	—	—	—	(4.4)
NCM LLC equity issued for purchase of intangible asset	10.5	—	—	5.0	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(0.5)	—	—	(3.9)	—	3.4
Comprehensive loss, net of tax	(72.5)	—	—	—	(30.2)	(42.3)
Share-based compensation issued	(1.0)	468,625	—	(1.0)	—	—
Share-based compensation expensed/capitalized	1.3	—	—	0.7	—	0.6
Cash dividends declared $0.33 per share	(25.5)	—	—	—	(25.5)	—
Balance—September 24, 2020	$(210.4)	78,037,611	$0.8	$(208.4)	$(225.6)	$222.8
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
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term exhibitor services agreements (“ESAs”) with the founding members and certain third-party theater circuits, referred to in this document as “network affiliates” under long-term network affiliate agreements. Beginning in mid-March 2020, each of the Company’s founding members and all of its network affiliates announced that their theaters would be temporarily closed to address the COVID-19 Pandemic and almost all of the theaters within the Company’s network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the period that the theaters were closed. On September 4, 2020, the Company resumed advertising within the theaters that were open in its network, however, in-theater advertising revenue continues to be adversely impacted as attendance remains restricted by government mandated patron capacity limitations and a continued lack of new major motion picture releases. As of September 24, 2020, approximately two-thirds of the theaters within the Company’s network had reopened. In October 2020, Regal announced the re-closure of its theaters in the United States and as October 30, 2020, approximately 53% of theaters within our network are open. These developments will be referred to as the “COVID-19 Pandemic.”
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based on attendance) of approximately 19.0 years as of September 24, 2020. The network affiliate agreements expire at various dates between January 2021 and July 2031. The weighted average remaining term (based on 2019 attendance) of the ESAs and the network affiliate agreements together is 16.5 years as of September 24, 2020.
As of September 24, 2020, NCM LLC had 162,568,939 common membership units outstanding, of which 78,037,611 (48.0%) were owned by NCM, Inc., 42,290,694 (26.0%) were owned by Regal, 40,850,068 (25.1%) were owned by Cinemark and 1,390,566 (0.9%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. Given the temporary closure of the theaters within the Company's network in 2020, management expects the Company's 2020 quarterly results to vary from historical trends. As a result of the various related party agreements discussed in Note 5—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.  The Company manages its business under one reportable segment of advertising.
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
Going Concern
The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, management believes the Company can meet its obligations as they become due, including all interest and debt service payments within one year following the date that these financial statements are issued. Refer to Note 6—Borrowings for information on the Company’s debt obligations, including a current waiver of certain financial covenants. However, the Company does not expect to meet certain of its financial covenants within one year following the date that these financial statements are issued. If any of these financial covenants are not met, a majority of the lenders of the Senior Secured Credit Facility are permitted under the agreement to accelerate the debt which could also result in a cross-default under NCM LLC’s senior notes. Considering current liquidity sources, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In light of this, the Company is actively pursuing with its administrative agent and expects to obtain an amendment to its Senior Secured Credit Facility to extend a waiver of its financial covenants through at least one year following the date that these financial statements are issued. Management expects the amendment to be approved during the next several months, however there can be no assurance that the Company will be successful in obtaining the amendment. As long as an amendment has not been obtained, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.
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
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable, and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with thousands of local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company increased the expected rate of default related to local and regional customers within the calculation of the allowance for doubtful accounts as of September 24, 2020, as compared to September 26, 2019, given the expected adverse impact of the COVID-19 Pandemic on certain businesses, in particular, categories of small businesses (i.e. restaurants, travel, etc.) which the Company expects could lead to an increased rate of default. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
As of September 24, 2020 the Company had one agency through which the Company sources advertising revenue that accounted for 12.7% of the Company's gross outstanding receivable balance. As of December 26, 2019, there were no advertising agency groups or individual customers through which the Company sourced advertising revenue representing more than 10% of the Company’s outstanding gross receivable balance.  During the three and nine months ended September 24, 2020, the Company had one customer that accounted for 28.8% and 10.6%, respectively, of the Company's revenue. During the three and nine months ended September 26, 2019, the Company had no customers that accounted for more than 10% of revenue.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million, $0.0 million, $1.7 million and $0.0 million related primarily to the write-off of certain internally developed software during the three months ended September 24, 2020 and September 26, 2019 and the nine months ended September 24, 2020 and September 26, 2019, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three months ended September 24, 2020 and September 26, 2019 and the nine months ended September 24, 2020 and September 26, 2019, 50,052, 18,889, 607,733 and 568,584 shares of restricted stock and restricted stock units vested, respectively.
    Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation.  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Net (loss) income attributable to NCM, Inc.	$(12.7)	$9.2	$(30.2)	$17.0
NCM LLC equity issued for purchase of intangible asset	—	—	5.0	3.7
Income tax and other impacts of subsidiary ownership changes	—	0.1	(3.9)	(1.2)
Change from net (loss) income attributable to NCM, Inc. and transfers from noncontrolling interests	$(12.7)	$9.3	$(29.1)	$19.5
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
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the unaudited Condensed Consolidated Balance Sheet. As of September 24, 2020 and December 26, 2019, the Company had a make-good provision of $6.4 million and $8.7 million, respectively.
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of September 24, 2020. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, other of the Company’s contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national and regional, local and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes revenue from contracts with customers for the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019 (in millions):

	Three Months Ended		Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
National and regional advertising revenue	$3.5	$86.4	$55.0	$228.1
Local advertising revenue	2.3	16.8	14.0	47.3
Founding member advertising revenue from beverage concessionaire agreements	0.2	7.3	5.7	22.2
Total revenue	$6.0	$110.5	$74.7	$297.6
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the nine months ended September 24, 2020 were as follows (in millions):

Nine Months Ended
September 24, 2020
Balance at beginning of period	$(7.6)
Performance obligations satisfied	6.1
New contract liabilities	(5.5)
Balance at end of period	$(7.0)
As of September 24, 2020 and December 26, 2019, the Company had $1.2 million and $8.0 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the nine months ended September 24, 2020 were as follows (in millions):

	Nine Months Ended
	September 24, 2020
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$1.1	$1.9
Provision for bad debt	(0.9)	1.0
Write-offs, net	(0.1)	(0.6)
Balance at end of period	$0.1	$2.3
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Net (loss) income attributable to NCM, Inc. (in millions)	$(12.7)	$9.2	$(30.2)	$17.0
Weighted average shares outstanding:
Basic	78,016,737	77,356,833	77,925,552	77,293,234
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	526,738	—	394,159
Diluted	78,016,737	77,883,571	77,925,552	77,687,393
(Loss) earnings per NCM, Inc. share:
Basic	$(0.16)	$0.12	$(0.39)	$0.22
Diluted	$(0.16)	$0.12	$(0.39)	$0.22
The effect of 84,531,328, 81,705,487, 83,678,699 and 81,410,838 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 4,484,702, 2,553,449, 4,484,702 and 2,593,231 stock options and non-vested (restricted) shares for the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization.  The Company’s intangible assets with its founding members are recorded at fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued.  The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. The Company determined that recent adverse changes in macroeconomic trends, reduced cash flows as a consequence of the temporary closure of the theaters within the Company's network in response to the outbreak of the COVID-19 Pandemic, a decline in the fair value of NCM LLC’s debt and the further sustained decline in the market price of NCM, Inc.'s common stock as of September 24, 2020 constituted a triggering event for its intangible assets under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further delays in major motion picture releases, a recurrence of the temporary theater closures and other potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity related to the COVID-19 Pandemic. The estimated future cash flows from the affiliate agreements and ESAs calculated within the probability-weighted analyses were in excess of the net book value of these intangible assets and no impairment charges were recorded for the three and nine months ended September 24, 2020. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, including potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. In 2019, AMC and Cinemark also made integration payments to NCM LLC related to their respective acquisitions of theaters from Rave Cinemas. The advertising agreements with an alternative provider for these theaters ended during 2019 and the theaters were transferred to our network. Integration payments are no longer due related to these theaters. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019, the Company recorded a reduction to net intangible assets of $0.0 million, $5.6 million, $1.4 million and $13.7 million, respectively, related to integration and other encumbered theater payments. No integrations payments were earned for the three and nine months ended September 24, 2020 because the Company generated negative Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) during these periods. During the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019, AMC and Cinemark paid a total of $0.0 million, $5.7 million, $9.7 million and $16.3 million respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). The payments received during the three and nine months ended September 24, 2020 primarily relate to AMC's acquisition of theaters from Carmike. The payments received during the three and nine months ended September 26, 2019 relate to AMC's acquisitions of theaters from Carmike and Rave Cinemas and from Cinemark related primarily to its acquisition of theaters from Rave Cinemas. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of September 24, 2020, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC.
The material agreements with the founding members are as follows:
•ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 seconds to 60 seconds of advertising included in the Noovie pre-show is sold to NCM LLC’s founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC agreed to pay Cinemark and Regal incremental monthly theater access fees and, subject to NCM LLC's use of specified inventory, a revenue share in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the ESAs were extended until 2041. The ESAs and 2019 ESA Amendments with Cinemark and Regal are considered leases with related parties under ASC 842.
•Common Unit Adjustment Agreement. The Common Unit Adjustment Agreement provides a mechanism for increasing or decreasing the membership units held by the founding members based on the acquisition or construction of new theaters or sale or closure of theaters that are operated by each founding member and included in NCM LLC’s network.
•Tax Receivable Agreement. The TRA provides for the effective payment by NCM, Inc. to the founding members of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that is actually realized as a result of certain increases in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets resulting from the IPO and related transactions.
•Software License Agreement. At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from NCM LLC’s founding members to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and NCM LLC’s founding members, if any.
    The following tables provide summaries of the transactions between the Company and the founding members (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$0.2	$5.7	$4.5	$17.5
Operating expenses:
Theater access fee and revenue share to founding members (2)	$1.0	$13.5	$13.6	$40.9
Selling and marketing costs (3)	$—	$0.1	$0.1	$0.3
Advertising operating costs (3)	$0.4	$0.1	$0.4	$0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (4)	$—	$0.1	$—	$0.2
________________________________________
(1)For the three and nine months ended September 24, 2020 and September 26, 2019, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA. No beverage revenue was generated for the period of time that the theaters within NCM LLC's network were temporarily closed as there were no attendees upon which beverage revenue is generated.
(2)Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments in September of 2019 this also includes payments to Cinemark and Regal for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”). There was no theater access fee or revenue share expense for the period of time that the theaters within NCM LLC's network were temporarily closed.
(3)Includes purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other payments made to the founding members in the ordinary course of business.
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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	September 24, 2020	December 26, 2019
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$613.5	$620.5
Current payable to founding members under tax receivable agreement (2)	$1.0	$10.3
Long-term payable to founding members under tax receivable agreement (2)	$133.6	$133.5
Other payables to founding members (3)	$0.4	$—
(1)Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all of the founding members (including AMC) as the Company's intangible balance is considered one asset inclusive of all common unit adjustment activity.
(2)The Company paid Cinemark and Regal $3.2 million and $5.8 million, respectively, in payments pursuant to the TRA during 2020 which was for the 2019 tax year. The Company paid Cinemark and Regal $3.7 million and $6.7 million, respectively, in payments pursuant to the TRA during 2019 which was for the 2018 tax year.
(3)Includes other payments made to the founding members in the ordinary course of business.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions of available cash for the three and nine months ended September 24, 2020 and September 26, 2019 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Cinemark	$—	$10.9	$2.1	$21.4
Regal	—	11.5	2.2	22.5
Total distributions to related parties	—	22.4	4.3	43.9
NCM, Inc.	—	21.3	4.1	41.7
Total	$—	$43.7	$8.4	$85.6
Due to the temporary closure of the theaters within NCM LLC's network during a portion of the three months ended September 24, 2020, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the three months ended September 24, 2020 were calculated as negative $24.3 million (including negative $6.1 million for Cinemark, negative $6.4 million for Regal and negative $11.8 million for NCM, Inc.). Therefore, there will be no payment made for the third quarter of 2020. The mandatory distributions of available cash by NCM LLC for the three months ended June 25, 2020 and the three months ended September 24, 2020 were calculated as negative $54.1 million (including negative $13.7 million for Cinemark, negative $14.2 million for Regal and negative $26.2 million for NCM, Inc.). Under the terms of the NCM LLC Operating Agreement, this negative amount will be netted against the available cash distributions for the second quarter of 2021, which would be paid in the third quarter of 2021, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Amendment defined within Note 6—Borrowings and the Company's generation of future positive available cash to which the above negative amounts above can be applied.
Amounts due to related party founding members, net as of September 24, 2020 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$0.3	$0.4	$0.7
Cost and other reimbursement	—	0.1	0.1
Total amounts due to founding members, net	$0.3	$0.5	$0.8
Amounts due to related party founding members, net as of December 26, 2019 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$2.0	$2.5	$4.5
Distributions payable to founding members	15.8	16.6	32.4
Integration payments due from founding members	(0.1)	—	(0.1)
Total amounts due to founding members, net	$17.7	$19.1	$36.8
Network Affiliate Transactions—NCM LLC paid a network affiliate owned by a family member of a director on the Company's Board of Directors $0.1 million, $0.2 million, $0.4 million and $0.4 million, in circuit share payments during the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019, respectively.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies.  Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.8 million and $0.9 million as of September 24, 2020 and December 26, 2019, respectively. Equity in (losses) earnings from AC JV, LLC of $(0.1) million, $0.0 million, $(0.1) million and $0.3 million for the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 26, 2019, respectively, is included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of September 24, 2020 and December 26, 2019 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 24, 2020	December 26, 2019	Maturity Date	Interest Rate
Revolving credit facility	$167.0	$39.0	June 20, 2023	(1)
Term loans	264.6	266.6	June 20, 2025	(1)
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Total borrowings	1,061.6	935.6
Less: debt issuance costs related to term loans and senior notes	(8.4)	(9.0)
Total borrowings, net	1,053.2	926.6
Less: current portion of debt	(2.7)	(2.7)
Carrying value of long-term debt	$1,050.5	$923.9
___________________________________________________
(1)The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility—On June 20, 2018, NCM LLC entered into a credit agreement (the “Credit Agreement”) to replace NCM LLC's senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the Credit Agreement consists of a term loan facility and a revolving credit facility. As of September 24, 2020, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $264.6 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
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
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network to address the COVID-19 Pandemic. As of September 24, 2020, NCM LLC’s total availability under the $175.0 million revolving credit facility was $4.4 million, net of $167.0 million outstanding and $3.6 million in letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the revolving credit facility as of September 24, 2020 was 3.00%.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The interest rate on the term loans as of September 24, 2020 was 4.00%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 24, 2020, NCM LLC has paid principal of $5.4 million, reducing the outstanding balance to $264.6 million. The term loans will mature on June 20, 2025.
The senior secured credit facility contains a number of covenants and various financial ratio requirements, including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. As of September 24, 2020, NCM LLC’s consolidated net senior secured leverage ratio was 7.93 times (versus the dividend payment restriction of 5.50 times and the covenant of 4.50 times) and NCM LLC's consolidated net total leverage ratio was 10.43 times (versus the covenant of 6.25 times). As of September 24, 2020, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment described above and the noncompliance with the financial covenants was automatically waived.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $5.0 million and $15.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of September 24, 2020. These repurchases were treated as partial debt extinguishments and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.0 million, $0.0 million, $0.0 million and $0.3 million during the three months and nine months ended September 24, 2020 and September 26, 2019, respectively.
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
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded an income tax benefit of $7.7 million for the nine months ended September 24, 2020 compared to income tax expense of $6.0 million for the nine months ended September 26, 2019 resulting in an effective tax rate of 20.4% for the nine months ended September 24, 2020 as compared to 26.9% for the nine months ended September 26, 2019. The decrease in the effective tax rate was primarily due to the relative impact of the tax benefit recorded on pretax book losses attributable to NCM Inc. of $37.8 million for the nine months ended September 24, 2020 compared to tax expense recorded on pretax book income of $22.5 million for the nine months ended September 26, 2019. The Company's current blended state and federal rate (net of federal benefit) was 24.4% as of September 24, 2020 and 24.3% as of September 26, 2019.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $20.9 million and short-term and long-term lease liabilities of $1.8 million and $23.2 million, respectively, on the balance sheet as of September 24, 2020 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 24, 2020, the Company had a weighted average remaining lease term of 9.4 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
environment. As of September 24, 2020, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.34%.
During the three and nine months ended September 24, 2020 and September 26, 2019, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended		Nine Months Ended
	September 24, 2020	September 26, 2019	September 24, 2020	September 26, 2019
Operating lease cost	$0.9	$0.7	$2.7	$2.3
Short-term lease cost	—	0.1	—	0.2
Variable lease cost	0.1	0.1	0.4	0.4
Total lease cost	$1.0	$0.9	$3.1	$2.9
    The Company made total lease payments of $0.9 million, $0.9 million, $2.7 million and $2.5 million during the three months ended September 24, 2020 and September 26, 2019 and nine months ended September 24, 2020 and September 26, 2019, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 24, 2020 and December 26, 2019, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee that began on November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two or more trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's pre-show or

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
when the Company does not have access to the theaters. As such, the Company did not and will not owe these fees for the period of time the founding members' theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced if attendance remains lower than historical levels. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees were or will be incurred for the period of time the founding member's theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced for months where screens are in use for only part of the month.
    The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of September 24, 2020, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $64.0 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from three years to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.2 million and $0.5 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 24, 2020 and December 26, 2019, respectively. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.
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
Other investments consisted of the following (in millions):

	As of
	September 24, 2020	December 26, 2019
Investment in AC JV, LLC (1)	$0.8	$0.9
Other investments	0.1	0.1
Total	$0.9	$1.0
_______________________________________
(1)Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
During the three months ended September 24, 2020 and September 26, 2019 and the nine months ended September 24, 2020 and September 26, 2019, the Company recorded impairment charges of $0.0 million, $2.0 million, $0.0 million and $2.0 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of September 24, 2020 and September 26, 2019. As of September 24, 2020, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 24, 2020		As of December 26, 2019
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans	$264.6	$217.0	$266.6	$266.9
Notes due 2026	230.0	158.2	230.0	226.2
Notes due 2028	400.0	343.0	400.0	426.7
____________________________________________
(1)If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2 based upon the inputs utilized.
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 24, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$51.3	$51.3	$—	$—
Short-term marketable securities (2)	1.3	—	1.3	—
Long-term marketable securities (2)	1.7	—	1.7	—
Total assets	$54.3	$51.3	$3.0	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 26, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.8	$16.8	$12.0	$—
Short-term marketable securities (2)	17.5	—	17.5	—
Long-term marketable securities (2)	7.5	—	7.5	—
Total assets	$53.8	$16.8	$37.0	$—
___________________________________________
(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value following the Company's election of the fair value option.  Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of September 24, 2020, there was $2.8 million of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of September 24, 2020 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 24, 2020 and December 26, 2019 were as follows:

	As of September 24, 2020
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$1.3	$1.3	0.3
Total short-term marketable securities	1.3	1.3

Long-term certificates of deposit	1.8	1.7	3.4
Total long-term marketable securities	1.8	1.7
Total marketable securities	$3.1	$3.0

	As of December 26, 2019
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.5	$3.5	0.4
Short-term certificates of deposit	0.9	0.9	0.8
Short-term municipal bonds	1.2	1.2	0.5
Short-term commercial paper:
Financial	8.0	7.9	0.3
Industrial	4.0	4.0	0.2
Total short-term marketable securities	17.6	17.5

Long-term U.S. government agency bonds	4.5	4.5	2.2
Long-term certificates of deposit	3.0	3.0	3.6
Total long-term marketable securities	7.5	7.5
Total marketable securities	$25.1	$25.0
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
10.  SUBSEQUENT EVENT
    On October 30, 2020, the Company declared a cash dividend of $0.07 per share (approximately $5.5 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 16, 2020 to be paid on December 1, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements related to the impact of the current COVID-19 Pandemic on our business and results, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2019 and as updated within our quarterly report on Form 10-Q filed with the SEC on May 5, 2020 for the quarter ended March 26, 2020. Among other risks, we face significant risk and volatility related to the COVID-19 Pandemic as discussed in this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 26, 2019. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Overview
We are America's Movie Network. As the largest cinema advertising network in the U.S., we unite brands with the power of movies and engage movie fans anytime and anywhere. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed to address the COVID-19 Pandemic and almost all of the theaters within our network remained closed until late August 2020. On September 4, 2020 the Company resumed in-theater advertising and as of September 24, 2020, approximately two-thirds of the theaters within our network were open. As of October 30, approximately 53% of theaters within our network are open. Refer to the “Recent Developments” section below for further information regarding the impact of and the Company's response to the COVID-19 Pandemic.
Beginning in November 2019 following the completion of the 2019 ESA Amendments, we now present two different formats of our Noovie pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and 14 of our network affiliates' theaters, Noovie now includes advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot (together, the “Post-Showtime Inventory”). As of September 24, 2020, theaters presenting the new Noovie format with Post-Showtime Inventory made up approximately 58% of our network based upon 2019 attendance. All other NCM network theater circuits, which make up the remaining 42% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of Noovie.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Cinema Accelerator and across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie, Noovie Arcade and Fantasy Movie League in order to reach entertainment audiences beyond the theater. As of September 24, 2020, approximately 4.2 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second party data have resulted in first- and second-party data sets of over 146 million as of September 24, 2020. We have long-term ESAs (approximately 19.0 weighted average years remaining based on 2019 attendance) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between January 2021 and July 2031. The weighted average remaining term (based on 2019 attendance) of the ESAs and the network affiliate agreements is 16.5 years as of September 24, 2020. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN. Approximately 99% of the aggregate founding member and network affiliate theater attendance is generated by theaters connected to our DCN (the remaining screens receive advertisements on USB drives) and 100% of the Noovie pre-show is projected on digital projectors (96% digital cinema projectors and 4% LCD projectors) as of September 24, 2020.

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
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our annual report on Form 10-K filed with the SEC on February 20, 2020 for our fiscal year ended December 26, 2019 and as updated within our quarterly report on Form 10-Q filed with the SEC on May 5, 2020 for the quarter ended March 26, 2020.
Recent Developments
COVID-19— Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed and almost all of the theaters within our network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the approximate six months that the theaters were closed. Major motion picture releases expected to occur during the temporary closure period were delayed until late 2020 or into 2021 or have been released directly to alternative delivery methods bypassing the theater entirely.
On September 4, 2020 the Company resumed advertising within the theaters that were open in our network; however in-theater advertising revenue continues to be adversely impacted as attendance at the reopened theaters has been less than normal given COVID-19 restrictions around patron capacity limitations and a continued lack of new major motion picture releases. As of September 24, 2020, approximately two-thirds of the theaters within our network had reopened. The results of the three and nine months ended September 24, 2020 were significantly impacted by the COVID-19 Pandemic.
In October 2020, Regal announced the re-closure of its theaters in the United States and as of the date of this filing, approximately 53% of theaters within our network are open. Many of the open theaters are operating at reduced hours and offering a limited number of movie showtimes and attendance at open theaters has not reached historical levels. As of the filing date, the COVID-19 virus continues to spread in the United States, and there can be no assurance when theaters within our network will return to normal operations, that the theaters that have reopened will remain open or that patrons will return to the theaters at historical levels.
The Company's ability to advertise has been and will continue to be limited due to the portion of our network that remains closed or has re-closed, reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will be reduced for the period of time that attendance is lower than historical levels. Even though our ability to generate in-theater advertising revenue will be negatively impacted by government mandated capacity restrictions and the limited new content currently available, we are still required to pay these screen-based fees when theaters are open, which may be reduced for months where screens are in use for only part of the month. We have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic, even if prolonged.
During the temporary theater closures, when we were not running advertising, we temporarily furloughed approximately 30% of our staff and temporarily reduced the pay of the remaining employees by up to 50%, which in aggregate reduced our compensation expense by 50% (“Temporary Salary and Wage Reductions”). In response to the reopening of a portion of our network, we brought back most of our staff from furlough by September 24, 2020 and lifted some of the Temporary Salary and Wage Reductions. All full-time employees are still at salary reductions of up to 20%, although the Company expects to restore all salaries for full-time employees over its next two quarters.
In November 2020, given the limited attendance levels and expected delay in new movie releases, we re-implemented a combination of temporary furloughs, permanent layoffs and further salary reductions. In total, we have permanently reduced our total headcount by approximately 20% from pre-COVID-19 Pandemic headcount levels.

Since the start of the COVID-19 Pandemic, we have also taken the following cash preservation actions that the Company anticipates continuing until the Company’s operations normalize:

•Continued some of the temporary reductions in cash compensation of employees by up to 20%;
•Temporarily reduced cash compensation of the Company's Board of Directors by 20%;
•Suspended certain non-essential operating expenditures, including marketing, research, employee travel and consulting services;
•Implemented a hiring freeze on non-essential positions;
•Temporarily suspended the 401K employee match program;
•Terminated or deferred certain non-essential capital expenditures;
•Strategically worked with our landlords, vendors, and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 Pandemic;
•Decreased our quarterly dividend to $0.07 per share beginning in the first quarter of 2020 from $0.19 per share in the fourth quarter of 2019. When compared to the fourth quarter of 2019 this results in quarterly cash savings of $9.3 million and year to date cash savings of $27.9 million for NCM, Inc.; and
•Introduced an active cash management process, which, among other things, requires CEO approval of all outgoing payments.
The Company's ability to normalize operations is dependent upon the reopening of the remaining theaters within our network, the release of major motion pictures to the theaters, and the attendance of theater patrons. However, there can be no assurance that theater patrons will return to movie theaters or the overall attendance will return to levels comparable to those prior to the COVID-19 Pandemic.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility increasing our cash and marketable securities balance to $215.3 million as of March 26, 2020 ($132.2 million at NCM LLC). Further, as of March 26, 2020, we had approximately $112.3 million of trade accounts receivable outstanding from customers, of which we have collected approximately $103.3 million as of September 24, 2020, increasing our cash and marketable securities balance to $220.7 million as of September 24, 2020 ($157.4 million at NCM LLC) and decreasing our trade accounts receivable outstanding, net of the allowance for doubtful accounts, to $9.0 million. The $157.4 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
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
Management is currently actively pursuing with its administrative agent an additional amendment to its Senior Secured Credit Facility to obtain a waiver to its financial covenants. Management expects the amendment to be approved during the next several months, however, there can be no assurance that the Company will be successful in obtaining the amendment.
On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic commonly referred to as the CARES Act. We currently have recognized or expect to recognize the following benefits under the CARES Act:
•Deferral of the payment of the 6.2% FICA portion of Company's payroll taxes beginning on the enactment date through December 31, 2020 until the end of 2021 for one-half of the tax and the remaining half to the end of 2022. The Company deferred $0.4 million and $0.4 million in qualifying payments in the second and third quarter of 2020, respectively; and
•A refundable Employee Retention Payroll Tax Credit for the Company's portion of the 6.2% FICA payroll tax for certain qualifying employees from March 13, 2020 through December 31, 2020.

The Company will continue to monitor the provisions of the CARES Act and associated regulations and any other government action and intends to seek available potential benefits that would positively impact the Company.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that our founding members and network affiliates will rebound and attendance figures will benefit from pent-up social demand as state and local restrictions or other social distancing orders subside and people seek togetherness with a return to normalcy. However, the ultimate significance of the COVID-19 Pandemic, including the extent of the adverse impact on our financial and operational results, will be dictated by the currently unknowable duration of the pandemic, the effect of the pandemic on the overall economy and the advertising market and responsive governmental regulations, including mandated business closures which could recur after the initial reopening causing subsequent closure periods, social distancing guidelines, theater capacity restrictions, shifting movie slates, voluntary theater closures and the level of theater attendance. Our business also could be significantly affected should the disruptions caused by the COVID-19 Pandemic lead to changes in consumer behavior (such as the movie audience’s willingness to return to the movie theaters and the impacts of social distancing, facemask requirements and other measures on the movie going experience), or further reductions or impacts to the customary theatrical release window. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business, particularly over the near to medium term. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q3 2020	Q3 2019	YTD 2020	YTD 2019	Q3 2020 to Q3 2019	YTD 2020 to YTD 2019
Revenue	$6.0	$110.5	$74.7	$297.6	(94.6)%	(74.9)%
Operating expenses:
Advertising	8.1	44.3	50.5	130.8	(81.7)%	(61.4)%
Network, administrative and unallocated costs	19.2	26.2	64.4	78.2	(26.7)%	(17.6)%
Total operating expenses	27.3	70.5	114.9	209.0	(61.3)%	(45.0)%
Operating (loss) income	(21.3)	40.0	(40.2)	88.6	(153.3)%	(145.4)%
Non-operating expenses	12.7	12.9	40.0	41.4	(1.6)%	(3.4)%
Income tax (benefit) expense	(3.1)	4.3	(7.7)	6.0	(172.1)%	(228.3)%
Net (loss) income attributable to noncontrolling interests	(18.2)	13.6	(42.3)	24.2	(233.8)%	(274.8)%
Net (loss) income attributable to NCM, Inc.	$(12.7)	$9.2	$(30.2)	$17.0	(238.0)%	(277.6)%

Net (loss) income per NCM, Inc. basic share	$(0.16)	$0.12	$(0.39)	$0.22	(233.3)%	(277.3)%
Net (loss) income per NCM, Inc. diluted share	$(0.16)	$0.12	$(0.39)	$0.22	(233.3)%	(277.3)%

Adjusted OIBDA	$(11.2)	$51.7	$(9.5)	$124.0	(121.7)%	(107.7)%
Adjusted OIBDA margin	(186.7)%	46.8%	(12.7)%	41.7%	(233.5)%	(54.4)%
Total theater attendance (in millions) (1)	5.2	163.4	125.8	497.4	(96.8)%	(74.7)%
_________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

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
The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2020	Q3 2019	YTD 2020	YTD 2019
Operating (loss) income	$(21.3)	$40.0	$(40.2)	$88.6
Depreciation expense	3.1	3.4	9.5	10.0
Amortization of intangibles recorded for network theater screen leases	6.2	6.8	18.4	20.7
Share-based compensation costs (1)	0.8	1.4	1.1	4.3
Impairment of long-lived assets (2)	—	—	1.7	—
CEO transition costs (3)	—	0.1	—	0.4
Adjusted OIBDA	$(11.2)	$51.7	$(9.5)	$124.0
Total revenue	$6.0	$110.5	$74.7	$297.6
Adjusted OIBDA margin	(186.7)%	46.8%	(12.7)%	41.7%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)The impairments of long-lived assets primarily relate to the write-off of certain internally developed software.
(3)Chief Executive Officer transition costs represents costs associated with the search for a new Company CEO during the beginning of 2019.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the nine months ended September 24, 2020 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 26, 2019	16,880	4,328	21,208
Lost affiliates, net of new affiliates (1)	—	(183)	(183)
Closures, net of openings (2)	(128)	(199)	(327)
Balance as of September 24, 2020	16,752	3,946	20,698
______________________________________

(1)Represents the loss of three of our affiliates that did not renew their contracts as of the end of the first nine months of 2020 resulting in a reduction of 193 affiliate screens to our network, offset by the addition of two new affiliates which added 10 new screens to our network during the nine months ended September 24, 2020.
(2)Excludes the temporary theater closures in response to the COVID-19 Pandemic.
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
Basis of Presentation
The results of operations data for the three months ended September 24, 2020 (third quarter of 2020) and September 26, 2019 (third quarter of 2019) and the nine months ended September 24, 2020 and September 26, 2019 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
Results of Operations
Third Quarter of 2020 and Third Quarter of 2019
Revenue. Total revenue decreased 94.6%, from $110.5 million for the third quarter of 2019 to $6.0 million for the third quarter of 2020.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2020	Q3 2019	Q3 2020 to Q3 2019	Q3 2020 to Q3 2019
National and regional advertising revenue	$3.5	$86.4	$(82.9)	(95.9)%
Local advertising revenue	2.3	16.8	(14.5)	(86.3)%
Founding member advertising revenue from beverage concessionaire agreements	0.2	7.3	(7.1)	(97.3)%
Total revenue	$6.0	$110.5	$(104.5)	(94.6)%
The following table shows data on theater attendance and revenue per attendee for the nine months ended September 24, 2020 and September 26, 2019:

	Three Months Ended		% Change
	Q3 2020 (1)	Q3 2019	Q3 2020 to Q3 2019
National and regional advertising revenue per attendee	$0.673	$0.529	27.2%
Local advertising revenue per attendee	$0.442	$0.103	329.1%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$1.115	$0.632	76.4%
Total advertising revenue per attendee	$1.154	$0.676	70.7%
Total theater attendance (in millions) (1)	5.2	163.4	(96.8)%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented.
National and regional advertising revenue. The $82.9 million, or 95.9%, decrease in national and regional advertising revenue (excluding beverage revenue from founding members) was due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic preventing the Company from performing in-theater advertising for over three-fourths of the third quarter of 2020. The national and regional advertising revenue recognized in the third quarter of 2020 was primarily related to revenue associated with our digital service offerings and onscreen revenue during the last three weeks of the quarter when some of the theaters within our network that had reopened.

Local advertising revenue. The $14.5 million, or 86.3%, decrease in local advertising revenue was due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic and preventing the Company from performing in-theater advertising for over three-fourths of the third quarter of 2020. The local advertising revenue recognized in the third quarter of 2020 was primarily related to revenue associated with our digital service offerings.
Founding member beverage revenue. The $7.1 million, or 97.3%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 96.9% decrease in founding member attendance for the third quarter of 2020, compared to the third quarter of 2019. The decrease in founding member attendance was due to the temporary theater closure described above related to the COVID-19 Pandemic.
Operating expenses. Total operating expenses decreased $43.2 million, or 61.3%, from $70.5 million for the third quarter of 2019 to $27.3 million for the third quarter of 2020. The following table shows the changes in operating expense for the third quarter of 2020 (in millions):

			$ Change	% Change
	Q3 2020	Q3 2019	Q3 2020 to Q3 2019	Q3 2020 to Q3 2019
Advertising operating costs	$1.1	$9.6	$(8.5)	(88.5)%
Network costs	1.8	3.2	(1.4)	(43.8)%
Theater access fees and revenue share—founding members	1.8	20.1	(18.3)	(91.0)%
Selling and marketing costs	7.5	17.0	(9.5)	(55.9)%
Administrative and other costs	5.8	10.4	(4.6)	(44.2)%
Depreciation expense	3.1	3.4	(0.3)	(8.8)%
Amortization of intangibles recorded for network theater screen leases	6.2	6.8	(0.6)	(8.8)%
Total operating expenses	$27.3	$70.5	$(43.2)	(61.3)%
Advertising operating costs. Advertising operating costs decreased $8.5 million, or 88.5%, from $9.6 million for the third quarter of 2019 to $1.1 million for the third quarter of 2020. The decrease was due to a $7.8 million decrease in advertising affiliate expense due to the limited attendance at affiliate theaters during the third quarter of 2020 due to the COVID-19 Pandemic and the corresponding lower revenue. The decrease was also due to a $0.5 million decrease in personnel primarily related expenses related to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic.
Network costs. Network costs decreased $1.4 million, or 43.8%, from $3.2 million for the third quarter of 2019 to $1.8 million for the third quarter of 2020. The decrease was primarily related to a $1.0 million decrease in personnel expenses primarily related to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic and a $0.2 million decrease in maintenance expenses related to our Digital Content Network due to the temporary closure of almost all the theaters within our network for the majority of the third quarter of 2020 in response to the COVID-19 Pandemic.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased $18.3 million, or 91.0%, from $20.1 million in the third quarter of 2019 to $1.8 million in the third quarter of 2020. The decrease was due to the temporary closure of almost all the founding member theaters in response to the COVID-19 Pandemic until a portion of founding member theaters reopened in late August 2020. The Company did not owe the founding members any theater access fees for the period the theaters were not open and these fees were reduced, as compared to the third quarter of 2019, after theaters opened due to lower attendance and fewer open theaters.
Selling and marketing costs. Selling and marketing costs decreased $9.5 million, or 55.9%, from $17.0 million for the third quarter of 2019 to $7.5 million for the third quarter of 2020. This decrease was primarily related to a $4.3 million decrease in personnel related expenses related to a decrease in commission and bonus expense due to lower revenue generated in the third quarter of 2020, as compared to the third quarter of 2019, as well as, the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic. Selling and marketing costs also decreased 1) $2.0 million related to non-cash impairment expense realized in the third quarter of 2019 related to investments obtained in prior years in exchange for advertising services, 2) $1.2 million related to a reduction in non-essential operating expenditures including marketing, research and employee travel that were suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic, 3) $0.9 million due to a decrease in barter expense for the third quarter of 2020, as compared to the third quarter of 2019 and 4) $0.4 million due to a decrease in bad debt expense resulting from lower revenue in the third quarter of 2020, as compared to the third quarter of 2019.
Administrative and other costs. Administrative and other costs decreased $4.6 million, or 44.2%, from $10.4 million in the third quarter of 2019 to $5.8 million in the third quarter of 2020. This decrease was primarily due to a $4.0 million decrease in personnel related expenses due to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic and a decrease in performance based compensation expense related to lower projected performance against internal bonus and performance based restricted stock targets as of the third quarter of 2020, compared to the third quarter of 2019. Administrative and other costs also decreased $0.4 million due to a decrease in consulting services.
Depreciation expense. Depreciation expense decreased $0.3 million, or 8.8%, from $3.4 million for the third quarter of 2019 to $3.1 million for the third quarter of 2020, as assets became fully depreciated.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases decreased $0.6 million, or 8.8%, from $6.8 million for the third quarter of 2019, to $6.2 million for the third quarter of 2020, primarily due to the four year extension of the contractual life of the intangible assets for Cinemark and Regal following the 2019 ESA Amendments at the end of the third quarter of 2019.
Non-operating expenses. Total non-operating expenses decreased $0.2 million, or 1.6%, from $12.9 million for the third quarter of 2019 to $12.7 million for the third quarter of 2020. The following table shows the changes in non-operating expense for the third quarter of 2020 and the third quarter of 2019 (in millions):

			$ Change	% Change
	Q3 2020	Q3 2019	Q3 2020 to Q3 2019	Q3 2020 to Q3 2019
Interest on borrowings	$13.7	$13.8	$(0.1)	(0.7)%
Interest income	(0.1)	(0.4)	0.3	(75.0)%
Gain on the re-measurement of the payable to founding members under the tax receivable agreement	(1.0)	(0.5)	(0.5)	100.0%
Other non-operating expense	0.1	—	0.1	100.0%
Total non-operating expenses	$12.7	$12.9	$(0.2)	(1.6)%

    The decrease in non-operating expense was primarily due to a $0.5 million increase in the gain on the re-measurement of the payable to founding members under the tax receivable agreement due to the reduction of the payable balance related to certain state net operating losses which the Company expects to expire prior to utilization and a $0.3 million decrease in interest income on the Company's marketable securities due to a decrease in the rate of return and the outstanding balance of securities in the third quarter of 2020 as compared to the third quarter of 2019.
    Income Tax Benefit. Income Tax Benefit increased from income tax expense of $4.3 million for the third quarter of 2019 to $3.1 million of income tax benefit for the third quarter of 2020. The increase in income tax benefit was primarily due to the decrease in pretax book income attributable to NCM Inc. from income of $13.1 million for the third quarter of 2019 to loss of $15.8 million for the third quarter of 2020.
    Net Loss. Net loss increased $21.9 million from net income of $9.2 million for the third quarter of 2019 to net loss of $12.7 million for the third quarter of 2020. The increase in net loss was due to a $61.3 million increase in operating loss, partially offset by a $31.8 million increase in net loss attributable to noncontrolling interests, a $7.4 million increase in income tax benefit and a $0.2 million decrease in non-operating expenses.
Nine months ended September 24, 2020 and September 26, 2019
    Revenue. Total revenue decreased 74.9%, from $297.6 million for the nine months ended September 26, 2019 to $74.7 million for the nine months ended September 24, 2020.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 24, 2020	September 26, 2019	YTD 2020 to YTD 2019	YTD 2020 to YTD 2019
National and regional advertising revenue	$55.0	$228.1	$(173.1)	(75.9)%
Local advertising revenue	14.0	47.3	(33.3)	(70.4)%
Founding member advertising revenue from beverage concessionaire agreements	5.7	22.2	(16.5)	(74.3)%
Total revenue	$74.7	$297.6	$(222.9)	(74.9)%

The following table shows data on theater attendance and revenue per attendee for the nine months ended September 24, 2020 and September 26, 2019:

	Nine Months Ended		% Change
	September 24, 2020	September 26, 2019	YTD 2020 to YTD 2019
National and regional advertising revenue per attendee	$0.437	$0.459	(4.8)%
Local advertising revenue per attendee	$0.111	$0.095	16.8%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.548	$0.554	(1.1)%
Total advertising revenue per attendee	$0.594	$0.598	(0.7)%
Total theater attendance (in millions) (1)	125.8	497.4	(74.7)%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike, AMC Rave and Cinemark Rave theaters that were part of another cinema advertising network for certain periods presented.
National and regional advertising revenue. The $173.1 million, or 75.9%, decrease in national and regional advertising revenue (excluding beverage revenue from founding members) was primarily due to a 74.9% decrease in impressions sold due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic preventing the Company from performing in-theater advertising beginning in mid-March 2020 until the beginning of September 2020 when some of the theaters within our network reopened and in-theater advertising resumed. National advertising CPMs for the impressions delivered for the portion of the nine months ended September 24, 2020 the theaters were open decreased 8.8% driven by 1) a decrease in upfront and scatter market CPMs due to the churn of certain higher CPM deals, that were replaced by lower CPM deals, as well as, 2) a change in the mix of clients with a higher proportion of upfront clients and fewer higher CPM scatter market and content partner clients in the nine months ended September 24, 2020, as compared to the nine months ended September 26, 2019. The scatter market represents inventory not included within an upfront or content partner commitment sold closer to the advertisement air date for typically higher CPMs.
Local advertising revenue. The $33.3 million, or 70.4%, decrease in local advertising revenue was primarily due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic preventing the Company from performing in-theater advertising beginning in mid-March 2020 until the beginning of September 2020 when some of the theaters within our network reopened and in-theater advertising resumed. The decrease is also due to a decrease in the volume of contracts and the average contract value for the portion of the nine months ended September 24, 2020 that the theaters were open, compared to the same time period during the nine months ended September 26, 2019.
Founding member beverage revenue. The $16.5 million, or 74.3%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 74.8% decrease in founding member attendance for the nine months ended September 24, 2020, as compared to nine months ended September 26, 2019, due to the temporary theater closures describe above related to the COVID-19 Pandemic. The national advertising revenue from the founding members’ beverage concessionaire agreements recognized in the nine months ended September 24, 2020 was due to founding member attendance that occurred in the first quarter of 2020 and the latter part of the third quarter of 2020.

    Operating expenses. Total operating expenses decreased $94.1 million, or 45.0%, from $209.0 million for the nine months ended September 26, 2019 to $114.9 million for the nine months ended September 24, 2020.  The following table shows the changes in operating expense for the nine months ended September 24, 2020 and September 26, 2019 (in millions):

	Nine Months Ended		$ Change	% Change
	September 24, 2020	September 26, 2019	YTD 2020 to YTD 2019	YTD 2020 to YTD 2019
Advertising operating costs	$8.4	$26.8	$(18.4)	(68.7)%
Network costs	6.3	10.1	(3.8)	(37.6)%
Theater access fees and revenue share—founding members	19.5	60.8	(41.3)	(67.9)%
Selling and marketing costs	28.1	48.4	(20.3)	(41.9)%
Administrative and other costs	23.0	32.2	(9.2)	(28.6)%
Impairment of long-lived assets	1.7	—	1.7	100.0%
Depreciation expense	9.5	10.0	(0.5)	(5.0)%
Amortization of intangibles recorded for network theater screen leases	18.4	20.7	(2.3)	(11.1)%
Total operating expenses	$114.9	$209.0	$(94.1)	(45.0)%
Advertising operating costs. Advertising operating costs decreased $18.4 million, or 68.7%, from $26.8 million for the nine months ended September 26, 2019 to $8.4 million for the nine months ended September 24, 2020. The decrease was due to a $17.4 million decrease in advertising affiliate expense due to the temporary closure of almost all the affiliate theaters within our network in response to the COVID-19 Pandemic and the corresponding lower revenue and a $0.8 million decrease in personnel related expenses primarily related to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic.
Network costs. Network costs decreased $3.8 million, or 37.6%, from $10.1 million for the nine months ended September 26, 2019 to $6.3 million for the nine months ended September 24, 2020. The decrease was primarily related to a $2.8 million decrease in personnel related expenses related to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic and a decrease in performance based compensation expense related to lower projected performance against internal bonus and performance based restricted stock targets as of September 24, 2020, as compared to September 26, 2019, and a $0.6 million decrease in maintenance expense primarily related to our Digital Content Network due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased $41.3 million, or 67.9%, from $60.8 million for the nine months ended September 26, 2019 to $19.5 million for the nine months ended September 24, 2020. The decrease was primarily due to a 74.8% decrease in founding member attendance for the nine months ended September 24, 2020, as compared to nine months ended September 26, 2019, due to the temporary closure of almost all the founding member theaters in response to the COVID-19 Pandemic beginning in mid-March 2020 until late August when a portion of the founding member theaters reopened. The Company did not owe the founding members any theater access fees for the period the theaters were not open. This decrease was partially offset by $1.7 million of higher expense in the nine months ended September 24, 2020 to Cinemark and Regal as compensation for post-showtime advertising in accordance with the 2019 ESA Amendments.
Selling and marketing costs. Selling and marketing costs decreased $20.3 million, or 41.9%, from $48.4 million for the nine months ended September 26, 2019 to $28.1 million for the nine months ended September 24, 2020. This decrease was primarily related to a $11.8 million decrease in personnel related expenses primarily due to a decrease in commission and bonus expense due to the revenue declines in the nine months ended September 24, 2020, as compared to the nine months ended September 26, 2019, as well as, the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic. Selling and marketing costs also decreased $3.2 million related to non-essential operating expenditures, including marketing, research, consulting and employee travel that were suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic, $2.2 million due to a decrease in barter expense for the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019, a $2.0 million decrease in non-cash impairment expense realized in the third quarter of 2019 related to investments obtained in prior years in exchange for advertising services, $0.5 million decrease in production and royalty related costs due to the decrease in revenue generated in the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019 and $0.4 million due to a decrease in bad debt expense resulting from lower revenue in the nine months ended September 24, 2020, compared to the nine months ended

September 26, 2019. These decreases were partially offset by a $0.9 million increase in expense associated with our Cinema Accelerator service offering for the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019.
Administrative and other costs. Administrative and other costs decreased $9.2 million, or 28.6%, from $32.2 million for the nine months ended September 26, 2019 to $23.0 million for the nine months ended September 24, 2020. Administrative and other costs decreased primarily due to a $7.4 million decrease in personnel related expenses due to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic and a decrease in performance based compensation expense related to lower projected performance against internal bonus and performance based restricted stock targets as of September 24, 2020, as compared to September 26, 2019. Administrative and other costs also decreased $1.1 million due to a decrease in consulting services and $0.4 million decrease in CEO transition fees related to costs incurred in the first nine months of 2019.
Impairment of long-lived assets. Impairment of long-lived assets increased $1.7 million, or 100.0%, from $0.0 million in the nine months ended September 26, 2019 to $1.7 million in the nine months ended September 24, 2020. This increase in impairment expense was primarily related to the write-off of certain long-lived assets during the nine months ended September 24, 2020.
Depreciation expense. Depreciation expense decreased $0.5 million, or 5.0%, from $10.0 million for the nine months ended September 26, 2019 to $9.5 million for the nine months ended September 24, 2020, as assets became fully depreciated.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases decreased $2.3 million, or 11.1%, from $20.7 million for the nine months ended September 26, 2019, to $18.4 million for the nine months ended September 24, 2020, primarily due to the four year extension of the contractual life of the intangible assets for Cinemark and Regal following the 2019 ESA Amendments during the end of the third quarter of 2019.
    Non-operating expenses. Total non-operating expenses decreased $1.4 million, or 3.4%, from $41.4 million for the nine months ended September 26, 2019 to $40.0 million for the nine months ended September 24, 2020. The following table shows the changes in non-operating expense for the nine months ended September 24, 2020 and September 26, 2019 (in millions):

	Nine Months Ended		$ Change	% Change
	September 24, 2020	September 26, 2019	YTD 2020 to YTD 2019	YTD 2020 to YTD 2019
Interest on borrowings	$40.9	$42.4	$(1.5)	(3.5)%
Interest income	(0.6)	(1.4)	0.8	(57.1)%
Loss (gain) on modification and retirement of debt, net	0.3	(0.3)	0.6	(200.0)%
(Gain) loss on the re-measurement of the payable to founding members under the tax receivable agreement	(0.7)	1.0	(1.7)	(170.0)%
Other non-operating expense (income)	0.1	(0.3)	0.4	(133.3)%
Total non-operating expenses	$40.0	$41.4	$(1.4)	(3.4)%
    The decrease in non-operating expense was primarily due to a decrease of $1.5 million in interest on borrowings due to a 0.69% decrease in the weighted average interest rate, partially offset by an increase in the weighted average balance of debt outstanding for the nine months ended September 24, 2020, as compared to the nine months ended September 26, 2019 and a decrease of $1.7 million in the loss on the re-measurement of the payable to founding members under the TRA due to the reduction of the payable balance related to certain state net operating losses which the Company no longer expects to utilize and a smaller increase in the deferred state tax rate in the nine months ended September 24, 2020 as compared to the nine months ended September 26, 2019. These decreases were partially offset by a 1) $0.6 increase in the loss (gain) on modification and retirement of debt, net primarily related to the Credit Agreement Amendment that occurred in the second quarter of 2020 and the absence of a gain realized on the repurchase of a portion of the Notes due 2026 in the first quarter of 2019 and 2) a $0.8 million decrease in interest income on the Company's marketable securities due to a decrease in the rate of return and the outstanding balance of securities in the nine months ended September 24, 2020 as compared to the nine months ended September 26, 2019.

    Income Tax Benefit. Income Tax Benefit increased from income tax expense of $6.0 million for the nine months ended September 26, 2019 to income tax benefit of $7.7 million for the nine months ended September 24, 2020. The increase in income tax benefit was primarily due to the decrease in pretax book income attributable to NCM Inc. from income of $22.5 million for the nine months ended September 26, 2019 to loss of $37.8 million for the nine months ended September 24, 2020.
    Net Loss. Net loss increased $47.2 million from net income of $17.0 million for the nine months ended September 26, 2019 to net loss of $30.2 million for the nine months ended September 24, 2020. The increase in net loss was due to a $128.8 million increase in operating loss, partially offset by a $66.5 million increase in net loss attributable to noncontrolling interests, a $13.7 million increase in income tax benefit and a $1.4 million decrease in non-operating expenses.
Known Trends and Uncertainties
COVID-19—As discussed within the 'Recent Developments' section, due to the COVID-19 Pandemic, the Company was unable to advertise in the theaters, and thus generate the majority of its revenue, for the approximate six months of 2020 that the theaters were closed. The Company's ability to advertise within the reopened theaters has been and will continue to be limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will be reduced for the period of time that attendance is lower than historical levels. Even though our ability to generate in-theater advertising revenue will be negatively impacted by government mandated capacity restrictions and the limited new content currently available, we are still required to pay these screen-based fees when theaters are open, which may be reduced for months where screens are in use for only part of the month.
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
CARES Act—On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic commonly referred to as the CARES Act. The CARES Act made changes to the U.S. tax code that affect our fiscal year ending December 31, 2020, including, but not limited to, (1) reducing the limitation on deductible interest expense, (2) changing uses and limitations of net operating losses generated in tax years 2018, 2019, and 2020, (3) deferring the payment of the 6.2% FICA portion of Company's payroll taxes beginning on the enactment date through December 31, 2020 until the end of 2021 for one-half of the tax and the remaining half to the end of 2022 and (4) creating the Employee Retention Payroll Tax Credit for the Company's portion of the 6.2% FICA payroll tax for certain qualifying employees from March 13, 2020 through December 31, 2020. The impact of these relief measures that are estimable as of September 24, 2020 have been incorporated within the Company's financial statements.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and nine months of 2020 and 2019, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time required as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. The time sold to the beverage supplier for AMC is priced equal to the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show, limited to the highest advertising CPM being then-charged by NCM LLC, which in 2019 decreased 0.3%. Thus, the CPM on our beverage concessionaire revenue related to AMC in 2020 will decrease by 0.3% compared to 2019. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal's beverage suppliers instead increased at a fixed rate of 2.0%. The Company did not recognize any beverage revenue for the period of time that our founding members' theaters were closed due to the COVID-19 Pandemic. Further, attendance has been and may continue to be lower than historical levels following the re-opening of theaters which could reduce the Company’s beverage revenue.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the next increase occurring in fiscal year 2022. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increasing 8% every five years beginning November 1, 2027. The Company does not owe the founding members any theater access fees when the theaters are closed. As such, the Company did not owe these fees for the approximate 6 months the founding member theaters were closed and will not owe these fees during the duration of time a founding member's theaters are closed in connection with the COVID-19 Pandemic. The digital screen fee is calculated based upon screens in use during each month. No digital screen fees were incurred for approximately 6 months the founding member theaters were closed and no fees will be incurred for the months where no screens are in use and fees may be reduced for months where screens are in use for only part of the month. Further, attendance has been and may continue to be lower than historical levels following the re-opening of theaters which could reduce the Company’s theater access fees.
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
As discussed within the 'Recent Developments' section, due to the COVID-19 Pandemic, the Company was unable to advertise in the theaters, and thus generate the majority of its revenue, for the approximate 6 months that the theaters were generally closed. The Company's ability to advertise within the reopened theaters has been and will continue to be limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company will have limited cash receipts until the full network of theaters reopen, major motion pictures are released and theater patrons feel comfortable returning to the theaters allowing attendance levels to normalize. Further, once the above conditions are met there will be a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also has reduced cash payments during the period theaters within the Company's network are closed or attendance levels are low as expenses related to theater attendance are either not incurred or incurred at lower levels (i.e. theater access fees, Platinum Spot revenue share and network affiliate revenue share payments). The Company also implemented a number of cost-saving measures in order to preserve cash as further outlined within the 'Recent Developments' section above. In March 2020, we drew down an additional $110.0 million on our revolving credit facility. Further, as of March 26, 2020, we had approximately $112.3 million of trade accounts receivable outstanding from customers, of which we have collected approximately $103.3 million as of September 24, 2020, increasing our cash and marketable securities balance to $220.7 million as of September 24, 2020 ($157.4 million at NCM LLC) and reducing trade accounts receivable to $9.0 million. The $157.4 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
In accordance with the Credit Agreement Amendment entered into in order to obtain a waiver of the financial covenants for the period beginning in the second quarter of 2020 through the second quarter of 2021, NCM LLC must maintain a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of September 24, 2020, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment. Management believes the Company can meet its obligations, including all interest and debt service payments within the twelve months following the date of issuance of these financial statements, based on its current financial position and liquidity sources, including current cash balances, and forecasted future cash flows. The Company may not be able to meet certain of its financial covenants within one year following the date that these financial statements are issued. If any of these financial covenants are not met, a majority of the lenders of the Senior Secured Credit Facility are permitted under the agreement to accelerate the debt which could also result in a cross-default under NCM LLC’s senior notes. Considering current liquidity sources, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In light of this, the Company is actively pursuing with it administrative agent and expects to obtain an amendment to its Senior Secured Credit Facility to extend a waiver of its financial covenants through at least one year following the date that these financial statements are issued. Management expects the amendment to be approved during the next several months, however there can be no assurance that the Company will be successful in obtaining the amendment. As long as an amendment has not been obtained, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 24, 2020	December 26, 2019	September 26, 2019	Q3 2020 to YE 2019	Q3 2020 to Q3 2019
Cash, cash equivalents and marketable securities (1)	$220.7	$80.9	$62.9	$139.8	$157.8
NCM LLC revolver availability (2)	4.4	132.4	164.2	(128.0)	(159.8)
Total liquidity	$225.1	$213.3	$227.1	$11.8	$(2.0)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of September 24, 2020, December 26, 2019 and September 26, 2019, was $157.4 million, $11.4 million and $2.0 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of September 24, 2020, December 26, 2019 and September 26, 2019. As of September 24, 2020, December 26, 2019 and September 26, 2019, the amount available under the NCM LLC revolving credit facility in the table above, was net of the amount outstanding under the revolving credit facility of $167.0 million, $39.0 million and $6.0 million, respectively, and net letters of credit of $3.6 million, $3.6 million and $4.8 million, respectively.
As of September 24, 2020, the weighted average remaining maturity of our debt was 5.7 years. As of September 24, 2020, approximately 59% of our total borrowings bear interest at fixed rates.  The remaining 41% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have generated and used cash as follows (in millions):

	Nine Months Ended
	September 24, 2020	September 26, 2019
Operating cash flow	$85.9	$113.6
Investing cash flow	$15.5	$10.0
Financing cash flow	$60.4	$(118.7)
•Operating Activities. The $27.7 million decrease in cash provided by operating activities for the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019 was primarily due to 1) a $113.7 million decrease in consolidated net income due the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic during the period, 2) a $15.7 million larger decrease in accounts payable and accrued expenses during the nine months ended September 24, 2020 as compared to the nine months ended September 26, 2019, related to the decrease in operating expenses for the corresponding periods as described above, 3) a $15.4 million increase in deferred income tax benefit and the gain on re-measurement of the payable to founding members under the TRA primarily due to the Company recognizing an income tax benefit in the nine months ended September 24, 2020 driven by the Company's consolidated net loss for the period and 4) a $6.6 million decrease in founding member integration and other encumbered theater payments. These decreases in cash provided by operating activities were partially offset by $135.0 million larger decrease in the accounts receivable balance during the nine months ended September 24, 2020, as compared to the nine months ended September 26, 2019, related to the collection of the accounts receivable balance and the decrease in revenue described above.
•Investing Activities. The $5.5 million increase in cash provided by investing activities for the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019 was primarily due to a $3.7 million increase in proceeds from the sale of marketable securities, net of purchases and a $3.2 million decrease in purchases of property and equipment for the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019 driven by the Company's measures to preserve cash in response to the COVID-19 Pandemic, partially offset by a $1.4 million decrease in proceeds from the founding member notes receivable.
•Financing Activities. The $179.1 million increase in cash provided by financing activities for the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019 was primarily due to a $149.0 million increase in proceeds from our revolving credit facility, net of repayments made early in 2020, in order to fund operations during the period of expected reduced cash flows due to the temporary closure of the theaters within NCM LLC's network to address the COVID-19 Pandemic. The increase was also due to a $13.9 million decrease in dividends paid related to the a decrease in the dividend amounts declared from $0.51 per share during the nine months ended September 26, 2019 to $0.33 per share during the nine months ended September 24, 2020, a $12.6 million decrease in distributions to founding members in the nine months ended September 24, 2020, compared to the nine months ended September 26, 2019 and the absence of a $4.6 million repurchase of the retired Notes due 2026 that occurred in the first quarter of 2019.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 24, 2020 were $63.3 million (excluding NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters are closed. The $157.4 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. shareholders.
On April 30, 2020, NCM LLC entered into the Credit Agreement Amendment to allow for the automatic waiver of any non-compliance with its Consolidated Net Senior Secured Leverage Ratio and Consolidated Total Leverage Ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021. The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its Revolving Credit Facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the Revolving Credit Facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing. As of September 24, 2020, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members will be impacted by the temporary closure of our network theaters and may even be deferred for the quarter ending June 25, 2020 through the quarter ending July 1, 2021 until at least August 2021 due to the limitations instituted by the Credit Agreement Amendment. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement and unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended September 24, 2020 was calculated as approximately negative $24.5 million, of which NCM Inc.'s share is approximately negative $11.8 million. The available cash distribution to the members of NCM LLC for the combined three months ended June 25, 2020 and three months ended September 24, 2020 was calculated as approximately negative $54.5 million, of which NCM Inc.'s share is approximately negative $26.2 million. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement Amendment, there will be no available cash distributions made for the third quarter of 2020. These negative available cash distributions for the third quarter of 2020 are expected to be netted against any positive available cash distribution related to the second quarter of 2021, to be paid in the third quarter of 2021, if the Company is in compliance with the Credit Agreement Amendment requirements noted above and sufficient positive available cash is generated.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Amended Credit Agreement) to fund income taxes, payments associated with the TRA with the founding members, including the TRA payment of $12.8 million made on July 15, 2020, and current and future dividends as declared by the Board of Directors, including a dividend declared on November 2, 2020 of $0.07 per share (approximately $5.5 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 16, 2020 to be paid on December 1, 2020. These items should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its quarterly dividend for the foreseeable future at the discretion of the Board of Directors. The

Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will consider general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 26, 2019 and incorporated by reference herein.  As of September 24, 2020, there were no significant changes in those critical accounting policies except for the change in allowance for doubtful accounts upon the adoption of ASC 326 in the first quarter of 2020 and discussed further within Note 1—The Company, to the unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
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
Contractual and Other Obligations
    See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 26, 2019 and incorporated by reference herein. There were no material changes to our contractual obligations during the nine months ended September 24, 2020.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk. As of September 24, 2020, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loan. A 100-basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $4.3 million for an annual period on the $167.0 million revolving credit balance and $264.6 million term loan outstanding as of September 24, 2020.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates as of September 24, 2020 that has had the effect of reducing the Company's interest rate risk.
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
Management, with the participation of the Chief Executive Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 24, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of September 24, 2020 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 24, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (COVID-19 virus), have disrupted and are continuing to disrupt our business and the business of our founding members and network affiliates, which has and could continue to materially affect our operations, liquidity and results of operations.
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus) have and are continuing to disrupt our business and the business of our founding member and network affiliates’ theaters. Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed and almost all of the theaters within our network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the approximate six months that the theaters were closed. As of the date of this filing, approximately 53% of theaters within our network are open, with 47% remaining closed due to local government mandates or the lack of major motion picture releases. Many of the open theaters are operating at reduced hours and offering a limited number of movie showtimes and attendance has not returned to historical levels.
A number of major motion picture releases were delayed until later in 2020 or 2021 and a few studios shortened the “release window” between the release of motion pictures in theaters and an alternative delivery method or released motion pictures directly to alternative delivery methods bypassing the theater entirely and this may continue during the COVID-19 Pandemic and after it has subsided.
As a result of the impact of the COVID-19 Pandemic, the Company may not be able to meet certain of its financial covenants within the next twelve months. The Company is actively pursuing and expects to obtain an amendment to its Senior Secured Credit Facility to obtain a waiver to its financial covenants. Until an amendment is obtained, substantial doubt exists about the Company’s ability to continue as a going concern during the next twelve months. If the amendment is not finalized before the completion of the Company’s 2020 annual audit in the first quarter of 2021 and a qualified audit opinion is issued by the Company’s independent auditors at that time, a majority of the lenders could choose to accelerate the debt, which could also result in a cross-default under NCM LLC’s senior notes. Management expects to complete the amendment during the next several months. However, there can be no assurance that NCM LLC will be able to amend the Credit Agreement before the completion of the Company’s 2020 annual audit, or at all.
In response to the COVID-19 Pandemic, we implemented a number of cost-saving measures, described elsewhere in this filing. To prepare for the reopening of theaters and resumption of in theater advertising we began to ease certain of these measures, but as of the date of this filing the revenue generated by our operations has not reached historical levels and 47% of the theaters within our network remain closed. We may not generate sufficient revenue in the short term to cover these increased costs.
The impact, extent and duration of the government-imposed restrictions on travel, public gatherings, other events and business generally, as well as the overall effect of the COVID-19 virus is currently unknown but has had and is continuing to have a material adverse impact on our business, liquidity, financial conditions and/or results of operations. Even when the COVID-19 Pandemic subsides, we cannot guarantee that we will recover as rapidly as other industries as advertising expenditures may remain decreased due to an economic slowdown, consumers may be hesitant to return to theaters or other long-term changes may have impacted the advertising or exhibition industries. We cannot predict when the effects of the COVID-19 Pandemic will subside when all of our theaters will reopen and patrons are comfortable attending, or when our business will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks or increases in rates of infection, the more severe the adverse effects will be on our business, liquidity, financial conditions and/or results of operations. Significant impacts on our business caused by the COVID-19 Pandemic and other pandemics include and are likely to continue to include among others:
•decreased attendance in theaters after they reopen, including due to (i) continued safety and health concerns and social distancing requirements or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
•advertisers’ perception of cinema advertising may change based on future attendance, shortened theatrical windows, and potential impacts of film production;
•due to adverse business impacts, advertisers may be less willing to invest in advertising and may prioritize other types of investment during the COVID-19 Pandemic;
•advertisers may be unwilling to enter into upfront advertising arrangements with us or commit to allocate budgets to cinema advertising due to uncertainty regarding the opening of cinemas, upcoming film releases, and the availability of other advertising options;
•the bankruptcy or restructuring of our founding members or other network affiliates in which the agreement with that party may be rejected, renegotiated or deemed unenforceable;
•increased operating costs without associated revenues during periods where theaters are open but attendance has not reached historical levels;
•an inability to collect accounts receivable from small business advertisers that have been temporarily or permanently closed;
•reductions and delays associated with planned operating and capital expenditures;
•increased risk related to employee matters, including increased turnover and litigation and claims relating to furloughs or pay reductions;

•potential impairment charges and additional deferred tax expense related to the increase of valuation allowances on our deferred tax assets;
•our ability to implement business continuity plans in a fast-moving emergency, which could have an adverse effect on our internal controls (potentially giving rise to significant deficiencies or material weaknesses) and also increase our vulnerability to information technology and other systems disruptions;
•our inability to generate significant cash flow from operations, which could lead to a substantial increase in indebtedness and negatively affect our ability to comply with the financial covenants, if applicable, in our debt agreements;
•our inability to access lending, capital markets and other sources of liquidity, if needed, on reasonable terms, or at all, or obtain amendments, extensions and waivers;
•our inability to effectively meet our short- and long-term obligations; and
•our inability to service our existing and future indebtedness.
The spread of COVID-19 has developed into a worldwide health crisis and may have broader macro-economic implications. The United States has experienced significantly increased rates of unemployment and these deteriorating economic conditions, including reduced levels of economic growth and possibly a recession, may extend well beyond the time the spread of infection is contained. Consumers and advertisers may also change their long-term behavior related to perceived risk of infection or health risk, other pandemic fears, quarantines and other restrictions. Many of our clients and prospective clients have experienced significant negative impacts from the COVID-19 Pandemic and have decreased advertising budgets during the COVID-19 Pandemic. Additionally, a significant number of small businesses have temporarily or permanently closed, which may reduce local advertising revenue. The perceived risk of infection or health risk may adversely affect our business, liquidity, financial condition and results of operations even after the COVID-19 Pandemic subsides.
To the extent the COVID-19 Pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein and in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 26, 2019 and our quarterly report on Form 10-Q for the quarter ended March 26, 2020, including but not limited to those relating to NCM LLC’s high level of indebtedness, the risks associated with the loss of major content partners or advertising clients, and reductions in spending on advertising.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 26, 2020 through July 23, 2020	3,722	$3.05	—	N/A
July 24, 2020 through August 27, 2020	3,897	$2.51	—	N/A
August 28, 2020 through September 24, 2020	5,160	$3.43	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	*	Form of 2020 Restricted Stock Unit Agreement (Performance Based). +
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer and Interim PFO.
32.1	**	Certification of Chief Executive Officer and Interim PFO Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
+	Management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 2, 2020	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer and Interim Principal Financial Officer)