Form 10-K
period 2020-12-31
National CineMedia, Inc.
filed 2021-03-09
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☐
Accelerated filer	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing sales price on June 25, 2020, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $176,290,673.
As of February 26, 2021, 79,652,027 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 31, 2020 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions
In this document, unless the context otherwise requires:
•“NCM, Inc.,”, “NCM,” “the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC.
•“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company, which commenced operations on April 1, 2005, and is the current operating company for our business, which NCM, Inc. acquired an interest in, and became a member and the sole manager of, upon completion of our initial public offering, or “IPO,” which closed on February 13, 2007.
•“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of NCM LLC’s founding members upon completion of the IPO, which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business and, in the case of the ESAs with Cinemark and Regal, were further amended on September 17, 2019 (the “2019 ESA Amendments”) to extend the terms of the ESAs and modify the program distributed by NCM LLC through its DCN for exhibition in Cinemark and Regal theaters.
•“AMC” refers to AMC Entertainment Holdings, Inc. and its subsidiaries, National Cinema Network, Inc., which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., AMC Starplex, LLC and American Multi-Cinema, Inc., which is a party to an ESA with NCM LLC.
•“Cinemark” refers to Cinemark Holdings, Inc. and its subsidiaries, Cinemark Media, Inc., which joined NCM LLC in July 2005, and Cinemark USA, Inc., which is a party to an ESA with NCM LLC.
•“Regal” refers to Cineworld Group plc, Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which is a party to an ESA with NCM LLC.
•“Founding members” refers to AMC, Cinemark and Regal.
•“Network affiliates” refers to certain third-party theater circuits with which NCM LLC has long-term network affiliate agreements.
•“Adjusted OIBDA” refers to a non-GAAP financial measure, which management defines as operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based payment costs, CEO transition costs, early lease termination expense and impairment of long-lived assets.
•“Adjusted OIBDA margin” is a non-GAAP financial measure calculated by dividing Adjusted OIBDA by total revenue.
•“LEN” refers to NCM LLC’s Lobby Entertainment Network.
•“CPM” is a basis for which advertising is sold by the cost per thousand viewers.
•“DCN” refers to NCM LLC’s Digital Content Network.
•“TRA” refers to the tax receivable agreement entered into by NCM, Inc. and the founding members.
Market Information
Information regarding market share, market position and industry data pertaining to our business contained in this report consists of estimates based on data and reports compiled by industry professional organizations (including, but not limited to, the Motion Picture Association of America, and the National Association of Theatre Owners) and analysts, and our knowledge of our revenues and markets. Designated Market Area® is a registered trademark of Nielsen Media Research, Inc. (“Nielsen”). We take responsibility for compiling and extracting, but have not independently verified, market and industry data provided by third parties, or by industry or general publications, and take no further responsibility for such data. Similarly, while we believe our internal estimates are reliable, our estimates have not been verified by any independent sources, and we cannot assure you as to their accuracy.
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
•pandemics, epidemics or disease outbreaks can disrupt our business and the business of our founding members and network affiliates;
•potential significant declines in theater attendance;
•changes in theater patron behavior could result in declines in viewership of the Noovie® pre-show;
•we may not realize the anticipated benefits of the 2019 ESA Amendments;
•we may not be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory;
•changes to relationships with NCM LLC's founding members;
•our plans for developing additional revenue opportunities may not be implemented and may not be achieved;
•competition within the overall advertising industry;
•we may not maintain our technological advantage;
•national, regional and local economic conditions;
•we may not be able to grow our advertising revenue in line with the growth of our contractual costs;
•the potential loss of any major content partner or advertising client;
•potential inability to retain or replace our senior management;
•founding member and network affiliate government regulation could slow growth;
•failure to effectively manage or continue our growth;
•potential failures or disruptions in our technology systems;
•possible infringement of our technology on intellectual property rights owned by others;
•the content we distribute and user information we collect and maintain through our in-theater, online or mobile services may expose us to liability;
•changes in regulations relating to the Internet, privacy or other areas of our online or mobile services;
•our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price;
•we are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock;
•risks and uncertainties relating to our significant indebtedness and investments, including the availability and adequacy of cash flows to meet our debt service requirements and any other indebtedness that we may incur in the future;
•NCM LLC’s other members or their affiliates may have interests that differ from those of us or our public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;
•future issuance of membership units or preferred stock could dilute the interest of our common stockholders;
•determination that NCM, Inc. or any of NCM LLC’s founding members is an investment company;
•determination that any amount of our tax benefits under the TRA should not have been available;
•the effect on our stock price from the substantial number of our shares eligible for sale;
•the interests of our largest stockholder and NCM LLC’s other members may be different from or conflict with those of our other stockholders; and

•other factors described under “Risk Factors” or elsewhere in this Annual Report on Form 10-K.
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
Risk Factors Summary
Ownership of the common stock and other securities of the Company involves certain risks. In addition to the summary below, you should carefully review the “Risk Factors” section of this Annual Report on Form 10-K and other information in this document, including our historical financial statements and related notes included herein. The material risks and uncertainties described in this document are not the only ones facing us. If any of the risks and uncertainties described in this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. Some of the more significant risks relating to our business include:
Risks Related to Our Business and Industry
•The outbreak of the COVID-19 Pandemic, which has had an adverse impact on our business, continues to materially affect our operations, liquidity and results of operations;
•Economic uncertainty or deterioration may lead to a decrease in consumer spending, reduced demand for our products or a delay in payments by our advertising clients;
•Continued declines in theater attendance and its impact on how advertisers view cinema advertising;
•Our inability to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network;
•Potential loss of revenues due to decreased spending by, or loss of, a national advertising client or group of local advertising clients;
•The indebtedness of our founding members and the effect of potential bankruptcies of our founding members on our business;
•Failure to realize the anticipated benefits of the 2019 ESA Amendments;
•Potential changes to the ESAs or other changes to our relationship with our founding members;
•Changes in theater patron behavior, including advance ticket purchases for reserved seating;
•Failure to increase the number of theaters that display our Post-Showtime Inventory and other Noovie products;
•Failure to successfully continue to develop our digital revenue opportunities;
•The high level of competition within the market for advertising;
•Failure to continue to upgrade our technology and that of our founding members and network affiliates;
•The loss of any major content partner could significantly reduce our revenue;
•Whether our founding members engage in activities that might compete with elements of our business, as permitted under the ESAs;
•Our reliance on senior management personnel for the success of our business;
•The effects of government regulation on our founding members and network affiliates;
•Failure of our technological systems;
•We may be liable for infringing the intellectual property rights of others;

•Any liability arising out of our in-theater, online or mobile services and the user information that we gather through our online and mobile services;
•Changes in regulation to the Internet or other areas of our online or mobile services;
•Volatility in our stock price;
Risks Related to Our Corporate Structure
•Our status as a holding company with no operations of our own and our dependence on distributions from NCM LLC;
•NCM LLC’s substantial debt obligations could impair our financial condition;
•Any additional debt incurred by us or NCM LLC;
•Our largest stockholder and NCM LLC’s members or their affiliates may have interests that differ from those of our stockholders;
•Any potential competing interests of our founding members;
•The ability of NCM LLC’s members to potentially benefit from corporate opportunities that would otherwise be available to us;
•Differences in the terms of the agreements in place with the founding members and unaffiliated third parties;
•The anti-takeover provisions in our certificate of incorporation and bylaws, which could discourage potentially beneficial strategic transactions;
•The dilutive effect on the voting power of our common stock as a result of the future issuance of our preferred stock or future issuances or redemptions of membership units by NCM LLC;
•Any determination that we, or our founding members, qualify as an investment company under the U.S. securities laws;
•The impact of our TRA with NCM LLC on our cash flows; and
•Any effect the substantial number of shares that we have eligible for sale on the market price of our common stock.

PART I

Item 1.	Business
The Company
NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 48.0% of the common membership units in NCM LLC as of December 31, 2020.  NCM LLC’s other members, Cinemark, Regal and AMC, the three largest motion picture exhibition companies in the U.S., held the remaining 52.0% of NCM LLC’s common membership units as of December 31, 2020.  NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC operating agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
Our Business
We are America’s Movie Network. As the largest cinema advertising network in North America, we unite brands with the power of movies and engage movie fans anytime and anywhere. NCM’s Noovie® pre-show is presented exclusively in 56 leading national and regional theater circuits including AMC, Cinemark, Regal and 50 network affiliate theaters as of December 31, 2020. NCM’s cinema advertising network offers broad reach and unparalleled audience engagement with over 20,400 screens in over 1,650 theaters in 190 Designated Market Areas® (“DMA®”) (including all of the top 50). NCM digital products go beyond the big screen, extending in-theater campaigns into online and mobile marketing programs to reach entertainment audiences.
We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie, our cinema advertising and entertainment pre-show seen on movie screens across the U.S., on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through our Noovie Audience Accelerator product (formerly known as Cinema Accelerator) and across our suite of Noovie digital properties, including Noovie.com, Noovie Trivia (including Noovie Shuffle and Name That Movie), and Noovie Arcade in order to reach entertainment audiences beyond the theater.
NCM LLC has long-term ESAs with the founding members and multi-year agreements with our network affiliates, which grant NCM LLC exclusive rights in the founding member and network affiliate theaters to sell advertising, subject to limited exceptions. In September 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years, resulting in a weighted average remaining term of the ESAs with the founding members (based upon pre-COVID-19 attendance levels) of approximately 18.7 years as of December 31, 2020. The network affiliate agreements expire at various dates between March 31, 2021 and July 22, 2031. The weighted average remaining term (based upon pre-COVID-19 attendance levels) of the ESAs and the network affiliate agreements together is 16.3 years as of December 31, 2020.
We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.
COVID-19— Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic in March 2020, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed and almost all of the theaters within our network remained closed until late August 2020. During this time, the Company generated no in-theater advertising revenue. Major motion picture releases were also delayed into 2021 or have been released directly to alternative delivery methods bypassing the theater entirely.
On September 4, 2020 we resumed advertising within the theaters that were open in our network; however in-theater advertising revenue continued to be adversely impacted as attendance at the reopened theaters has been less than normal given COVID-19 restrictions around patron capacity limitations and a continued lack of new major motion picture releases. In October 2020, Regal announced the re-closure of its theaters in the United States. Many of the open theaters are operating at reduced hours and offering a limited number of movie showtimes and attendance at open theaters has not returned to historical levels. As of December 31, 2020, 40.5% of the theaters within our network were open. As of the filing date, multiple COVID-19 vaccines have been developed and immunizations have commenced throughout the United States and cases of the COVID-19 virus are decreasing from the peak numbers experienced in late 2020. However, the COVID-19 virus does continue to spread in the United States, and there can be no assurance when theaters within our network will return to normal operations, that the theaters that have reopened will remain open or that patrons will return to theaters at historical levels. These developments will be referred to as the “COVID-19 Pandemic.” Certain information herein is provided through 2019 to reflect more normalized operations prior to the temporary theater closures due to the COVID-19 Pandemic.
Noovie® On-Screen Advertising
Noovie On-Screen—Our on-screen Noovie pre-show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuit partners. Noovie gives movie audiences a reason to arrive at the theater early to discover what's next, with exclusive entertainment content, in-theater gaming, and engaging advertising from national, regional and local brands, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).
Beginning in November 2019 following the completion of the 2019 ESA Amendments, we now present two different formats of our Noovie® pre-show depending on the theater circuit in which it runs. In Regal, Cinemark and certain affiliate theaters, Noovie includes advertising inventory after the advertised showtime consisting of (1) a lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) a 30- or 60-second Platinum Spot, as further described below (“Post-Showtime Inventory”). As of December 31, 2020, theaters presenting the updated Noovie format with Post-Showtime Inventory made up approximately 58% of our network based upon pre-COVID-19 attendance levels. All other NCM network theater circuits, which make up the remaining 42% of our network based upon pre-COVID-19 attendance levels, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of Noovie.
Because Noovie is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. We rotate Noovie’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and ensure that the content and advertising are age-appropriate for the movie audience. In 2019, we launched NCM LuxeNet, which is a specialty cinema network to connect luxury brands with cultured, affluent movie audiences. NCM LuxeNet is a carefully curated network of premium movie theaters in the top 25 DMAs® featuring contemporary lobbies, state-of-the-art auditoriums, luxury seating, expanded amenities including bars and dine-in options and a sophisticated movie slate ranging from the best independent and Oscar-nominated films to Hollywood’s biggest blockbusters.
All versions of Noovie are produced by our internal creative team, which is cost-effective and gives us significant flexibility. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency), as well as branded content creation for national brands for a fee.

Classic Noovie Show Structure—Classic Noovie is comprised of up to four segments, each approximately four to ten minutes in length. The Company revised the structure beginning November 1, 2019 and the structure below incorporates the changes made. The following graphic is for illustrative purposes and is not to exact scale.
•Segment four is the first section of Noovie and contains the entertaining content that is a core element of Noovie. NCM programs exclusive Noovie content at the beginning of the show that gives audiences a look at “what’s Noovie?,” including movies (Noovie Backlot and Noovie Genius), music (Noovie Soundcheck), trivia (Name That Movie) and more.
•Segment three features a long-form entertainment content segment from one of our content partners and advertising from local clients.
•Segment two features primarily local and regional advertisements, which generally range between 15 to 90 seconds, as well as a long-form entertainment content segment from one of our content partners. This segment also typically includes a spot for Noovie programming, such as Noovie Arcade or Noovie Trivia where audiences have the opportunity to play our featured interactive games on the big screen using their mobile phones.
•Segment one runs closest to the advertised showtime and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Segment one also includes an advertisement for the founding members’ beverage supplier and a public service announcement (“PSA”).
Noovie Show Structure Including Post-Showtime Inventory—The Noovie with Post-Showtime Inventory format is comprised of substantially the same segments included within the Classic Noovie pre-show, each approximately four to ten minutes in length, as well as two additional advertising segments after the advertised showtime as described below. The total length of the Noovie pre-show including Post-Showtime Inventory is the same as the Classic Noovie pre-show as the amount of time displayed prior to the advertised showtime is reduced by the sum of five minutes plus the aggregate length of time of the Platinum Spot, if any. The following graphic is for illustrative purposes and is not to exact scale.

•The Showcase Segment features a post-showtime lights down segment with trailer lighting beginning at the advertised showtime with approximately 5 minutes of national advertisements which generally range between 30 or 60 seconds, followed by a PSA and one or two 30 second advertisements for the founding members' beverage supplier; and
•The Platinum Position features an additional single advertising unit that is either 30 or 60 seconds of the Noovie pre-show deeply embedded within the movie trailers at trailer level lighting and at similar volume levels, directly prior to the last one or two trailers preceding the feature film, which we refer to as the “Platinum Spot”.
References to the Noovie pre-show relate to both the Classic Noovie and Noovie including Post Showtime Inventory formats, unless specified otherwise.
National, Regional and Local Advertising—Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. National and regional on-screen advertising in Noovie is sold on a CPM basis to national and regional clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients. Local advertising is typically sold on a per-theater, per-week basis.
Noovie pre-show inventory is also available in the FreeWheel Strata and Mediaocean systems, media buying and selling software which allows advertising agencies to buy cinema advertising in the “National Spot TV” marketplace where advertising is purchased by national advertisers in several markets of their own selection. Being able to buy both TV and cinema locally in the National Spot TV marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into the pool of advertising dollars budgeted for National Spot TV.
As with other premium video mediums like TV, we sell our Noovie pre-show inventory in both the upfront and scatter markets. Upfront is a term that describes the practice of buying advertising time “up front” on an annual basis for the upcoming year, purchasing inventory in advance and locking in the advertising rates (CPMs). Consistent with the television industry's upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase that could reduce what is ultimately spent by clients that have made upfront commitments. Scatter refers to the buying of advertising on a shorter-term basis closer to when the advertisements will run, which often results in a pricing premium compared to upfront rates. The mix between the upfront and scatter markets is based upon a number of advertising market factors, such as pricing, demand for advertising time and economic conditions. The demand in the scatter market impacts the pricing achieved for our remaining advertising inventory not sold upfront and can vary throughout the year.
During the year ended December 31, 2020, we derived 74% of our advertising revenue from national and regional clients (including advertising agencies that represent our clients) and 19% of our advertising revenue from local advertisers across the country (including advertising agencies that represent these clients).
Beverage Advertising. Each of the founding members has a relationship with a beverage concessionaire supplier under which they are obligated to provide on-screen advertising time as part of their agreement to purchase branded beverages sold in their theaters and we have a long-term agreement to exhibit the advertising of the founding members’ beverage concessionaires. Under the ESAs, up to 90 seconds of the Noovie® program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. The time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC pursuant to the ESAs. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers increases 2% each year. The time sold to AMC’s beverage supplier continues to be priced based upon the annual increase in CPMs as outlined above.
During 2020, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members to provide on-screen advertising for their beverage concessionaires. During 2020, the beverage concessionaire revenue from the founding members’ beverage agreements was approximately 7% of our total revenue. In the instance of certain theaters that are acquired by the founding members but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these encumbered theater beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.
Content. Beyond the Noovie-branded content at the beginning of the pre-show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments that are entertaining, informative or educational in nature exclusively for our Noovie pre-show and make commitments to buy a portion of our advertising inventory at a specified CPM over a one- or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming media programming, or technology products. In 2020, the content partner segments were approximately 90 seconds in length.
PSA. In 2020, we had four agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films which expired at the end of 2020.
Theater Circuit Messaging. The Noovie program also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge.
Noovie® Digital Products
Noovie is a fully integrated suite of products designed to innovate the moviegoing experience in ways that help brands tap into the excitement, emotion, and magic of the movies. NCM digital products take the Noovie experience beyond the big screen with editorial content on Noovie.com, our Noovie Trivia and Noovie Arcade gaming apps, and robust audience data and digital advertising capabilities to create the perfect immersive marketing solution for brands.
Noovie.com – Noovie.com, which launched in 2019, is the go-to digital destination for all things movies and is a discovery platform where audiences can discover new movies and watch the latest trailers. It features a smart movie guide and a place for fans to turn to decide what to watch next, whether in theater or at home, as well as a community hub for fans to connect, discover and share their love of movies.
Noovie Trivia – Noovie Trivia is a new app that launched in 2020 which now unites all of our popular movie trivia games into one place. Noovie Trivia lets fans level up their movie obsession and test their movie knowledge with multiple ways and games to play, including Name That Movie, Noovie Shuffle, and Noovie Motion Picks. New challenges are added on a regular basis.
Noovie Shuffle, a collection of card-based movie-trivia mini-games, initially launched in 2019. New games and card decks are added to Noovie Shuffle on an ongoing basis to match the current film slate and keep Shuffle fresh and challenging for players. We also work closely with movie studios to create custom games and card decks that highlight specific new movie releases. In 2020 we incorporated Noovie Shuffle into our Noovie Trivia app.
Name That Movie started in 2017 as a trivia segment for our Noovie® pre-show, social media channels and digital properties in order to further entertain and engage moviegoers. We also offer the opportunity for our advertising clients to sponsor the Name That Movie segments and incorporate advertising into the game. In 2019, we developed and released Name That Movie iOS and Android mobile apps, and in 2020 we incorporated the game into our Noovie Trivia app.
Noovie Arcade – Since 2018, movie audiences nationwide have been able to play big screen interactive augmented reality (“AR”) games on their mobile phones by using Noovie Arcade, the companion app for the Noovie pre-show. Noovie Arcade games and AR experiences have included the Ball Park® Brand Hot Dog Derby (our first-ever branded game), movie studio collaborations including Ralph Breaks the Internet and It: Chapter Two, Cinevaders®, Emoji Escape, The Horror

Experience and Hollywood Highway. Noovie Arcade games can be sponsored by advertisers or customized by brands to create unique and engaging experiences for movie audiences, and can also be played on Noovie.com.
Digital Advertising
NCM’s consumer-facing digital products all feature advertising opportunities that allow brands to continue to reach movie audiences across multiple platforms, including sponsorships, digital ad inventory such as leaderboards, skyscrapers, banner ads, half- and full-page ads, and a variety of digital video ad inventory. Our Noovie digital products are designed to not only provide digital advertising inventory to further enhance the marketability of our cinema advertising product offerings, but also to capture exclusive first-party data. As of December 31, 2020, approximately 5.1 million movie goers have downloaded our mobile apps. These downloads and the acquisition of second party data, including from geo-location services and micro-event data for moviegoers that enter theaters in our network, have resulted in first and second party data sets of over 170 million as of December 31, 2020.
Noovie Audience Accelerator – In addition to our ad-supported consumer-facing digital products, our Noovie Audience Accelerator digital product, formerly known as Cinema Accelerator, expands cinema advertising campaigns beyond the big screen to reach movie audiences wherever they seek out movie content online and on mobile devices. Noovie Audience Accelerator identifies moviegoers through our first- and second-party data sets. We can target specific demographics, genres or layer on other data to provide our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and social media newsfeeds through our owned and operated ad inventory as well as third party ad inventory across multiple platforms including OTT/CTV to reach moviegoers wherever they may be seeking entertainment information and content.
We sell NCM’s digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling. We believe that our new and upcoming digital products can be sold in combination with in-theater advertisements as integrated marketing packages as discussed in “Business—Our Strategy”. We plan to continue to invest in our digital platform in 2021 and beyond.
Lobby Advertising
Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped founding members’ theaters, as well as the majority of our network affiliates’ theaters. As of December 31, 2020, our LEN had 2,913 screens in 1,499 theaters in our network. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all LEN screens within a given theater, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions.
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
Lobby Promotions—We also sell a wide variety of advertising and promotional products in theater lobbies. These products can be sold individually or bundled with on-screen, LEN or digital advertising. Lobby promotions typically include:
•advertising on concession items such as beverage cups, popcorn bags and kids’ trays;
•coupons and promotional materials, which are customizable by film and are distributed to ticket buyers at the box office or as they exit the theater;
•tabling displays, product demonstrations and sampling;
•touch-screen display units and kiosks; and
•signage throughout the lobbies, including posters, banners, counter cards, danglers, floor mats, standees and window clings.

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
Digital Out-of-Home Products
NCM’s new Digital Out-of-Home (“DOOH”) group is embedded as part of our national and local sales organizations and was created in October 2020 to further unite brands with the power of movies by extending movie-centric Noovie® entertainment content, trivia, and advertising beyond movie theaters to a variety of complementary venues, including restaurants, retail locations, and office and residential buildings. NCM sells DOOH media inventory on a national, regional, local, and programmatic level in relationships with digital place-based properties including Coinstar, Captivate and Ziosk.
Our Network
Noovie® On-Screen is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America — through the use of our proprietary DCN and Digital Content Software (DCS). With the DCN and DCS, we are able to schedule, deliver, play and reconcile advertising and entertainment content for Noovie and the LEN on a national, regional, local, theater and auditorium level.
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
Prior to the COVID-19 Pandemic, more than 650 million moviegoers annually attended theaters that are currently under contract to present the Noovie pre-show, including the founding members and 50 leading national and regional theater network affiliates. A summary of the screens and theaters in our advertising network is set forth in the table below:
Our Network
(As of December 31, 2020)
As of December 31, 2020, our Noovie pre-show was displayed on network movie screens using digital projectors. Almost all screens within our network receive content through our DCN and are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. Those screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.
Human Capital Resources
We had 418 full-time employees and one part-time employee as of December 31, 2020. Given the limited attendance levels and expected delay in new movie releases since September 2020, 91 of our full-time employees were reduced to a 50-60% schedule and 71 of our full-time employees were temporarily furloughed as of December 31, 2020. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, Chicago and Detroit, our digital development offices in Los Angeles and New York and our software development office in Minneapolis. We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.
Diversity, Equity and Inclusion (DEI)—We are committed to diversity, equity and inclusion in the workplace. We are focused on building diverse talent at all levels of the organization by recruiting high quality diverse talent and have taken steps to align our policies with recommendations promulgated by national organizations to ensure that our business practices are aligned with other top employers. We have also established a DEI Committee which is made up of a diverse set of employees and is focused on identifying and helping to implement initiatives intended to improve areas such as recruitment, retention, brand awareness and community outreach.
Organizational Development—Our Human Resources team is focused on providing training to our local sales team to provide our salespeople with the skills and confidence to sell larger contracts at a faster pace. With the exception of the current year due to the COVID-19 Pandemic, this training consists of in-person instruction. Managers and supervisors also participate in specialized training to develop management skills, encourage employee development and retention and assist the Company with succession planning by identifying top talent to be developed into future leaders. Our Human Resources department also regularly provides employees with mandatory compliance training regarding workplace diversity, our code of conduct, password management, cyber security and other personnel related courses to help them with their daily responsibilities. Compliance with mandatory training requirements is tracked by our Human Resources department and management is notified when the requirements are not met.
Total Rewards—We invest in our employees by providing comprehensive benefits and compensation packages. Our benefits packages include: comprehensive health insurance with a wellness program for all employees working 30 hours or more, parental leave for all new parents for the birth or adoption of a child or placement of foster care, 401k plan with a comprehensive financial wellness component and voluntary benefits employees can tailor to their specific needs ranging from additional life insurance to pet insurance.
Seasonality
Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Historically, both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums.  Given the temporary closure of our theaters due to the COVID-19 Pandemic, our 2020 quarterly results varied from the historical trend. Accordingly, there can be no assurances that seasonal variations will not materially affect our results of operations in the future.
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2018, 2019 and 2020:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2018	18.2%	25.8%	24.9%	31.1%
FY 2019	17.3%	24.8%	24.8%	33.1%
FY 2020	71.6%	4.4%	6.6%	17.4%

Government Regulations
Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour, worker compensation and health and safety laws as well as federal and state privacy, information security and consumer protection-related laws and regulations. We have been and are currently in compliance with all government mandated and environmental regulations.
Competition
Our advertising business competes in the estimated $260.0 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the continuing shift of advertising spending away from traditional media, in particular television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.
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
•Our advertising network consisted of 20,450 screens (16,515 operated by the founding members) located in 1,656 theaters (1,231 operated by the founding members) in 47 states and the District of Columbia, including each of the top 25 and 50 DMAs®, and 190 DMAs® in total, as of December 31, 2020;
•Over 650 million people attended theaters in our network in 2019 and 69%, 65% and 65% of the total theater attendance in theaters that present advertising in the top 10, 25 and 50 U.S. DMAs®, respectively and 61% of all DMAs® nationally, providing an attractive platform for national advertisers who want exposure in larger markets or on a national basis;
•The average screens per theater in our network during 2020 was 12.3 screens, 1.7 times the U.S. theater industry average; and
•The aggregate annual attendance per screen of theaters included in our network during 2019 was 30,714, versus the U.S. theater industry average attendance per indoor screen of 28,209, using metrics reported by the National Association of Theatre Owners.
Over 138 million people attended theaters in our network during the portion of 2020 that the theaters were open.
Scalable, state-of-the-art digital content distribution technology—Our use of the combination of satellite and terrestrial DCN network technology, combined with the design and functionality of our DCS and Customer Experience Center infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. National, local and regional advertisers are generally able to run their ads in the Noovie®
pre-show less than 72 hours following the proposal which is comparable to the lead time of television advertising, giving businesses that rely on time-sensitive promotional advertising strategies the opportunity to take advantage of the power of cinema. The Company plans to further decrease this lead time following the upgrade of our end-to-end order management and scheduling system, as further discussed below.
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
Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with the pre-show advertising and entertainment content that they view in our theater environment. According to Nielsen, cinema advertising has significantly higher recall rates than advertising shown on television, and cinema is one of the few advertising mediums where the ability to bypass marketing messages is limited. Attribution studies conducted in 2018 and 2019 for the Company by Foursquare, a location-based services company, demonstrated that cinema advertising resulted in a 17% increase in store visits for a cellphone retailer, 20% increase in store visits to a quick service restaurant, and a 12% increase in store visits to a holiday retailer. Further, an attribution study conducted for the Company by Comscore and PlaceIQ, media management and analytics companies, demonstrated that cinema advertising resulted in a 12% increase in the intent to view a cable program. Based upon an intercept study conducted by eWorks, a market research company, in 2019, Platinum Spot advertisers experienced between a 32% and 96% increase in brand recall for a retailer, a car company and a cellphone manufacturer.
World-class entertainment and innovative, branded pre-feature content—The film content created by Hollywood studios is considered by many to be the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that our Noovie pre-show program provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within our Noovie pre-show, we are consistent with the placement of ads on television networks, which allows us to be more easily integrated into traditional sight-sound-and-motion media buys.
Prime movie audience data, measurability and targeting—As with many other advertising mediums, we are measured by third-party research companies. Prior to September 2020, Nielsen measured our audience. Beginning in January 2021, Epicenter Experience LLC will measure our audience, including the total attendance that are in their seats during our Noovie pre-show. Additionally, unlike some other advertising mediums, we also receive attendance information by film at least monthly, by rating and by screen for all of the founding member theaters, and by location for the theaters operated by our network affiliates at least monthly, which allows us to report the actual audience size for each showing of a film where our Noovie pre-show played. We believe that the ability to provide detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.
In 2020, we continued to invest in the development of our cloud-based Data Management Platform (DMP) which we believe will allow us to provide even more robust audience insights and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate exclusive first and second party audience data from several sources within our DMP. This audience data is then leveraged for the targeting of ad campaigns and can also serve to deliver closed-loop attribution reporting. We expect to continue to enhance the capabilities of the platform in 2021 by continuing to gather first and second-party data through our Noovie digital products, as well as additional second-party data sources and segments.
Integrated marketing and digital products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, digital marketing and digital out-of-home products allows us to offer advertisers multiple touchpoints to reach movie audiences anytime and anywhere to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allow our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our digital products provide us with valuable, exclusive first party data which can be utilized by our advertising clients through our Noovie Audience Accelerator product to better reach their target audience with higher degrees of accuracy and measure business outcomes more accurately.
Contractual theater circuit partner and advertiser relationships—Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive multi-year contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy the founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 27% and 23% of our total revenue for the year ended December 31, 2020 and December 26, 2019, respectively. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory. These upfront commitments accounted for approximately 28% and 14% of our total revenue for the year ended December 31, 2020 and December 26, 2019, respectively.
Strong operating margins with limited capital requirements—Our annual operating income and Adjusted OIBDA margins from our IPO through the year ended December 26, 2019 have been consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively, over the previous five years. Our annual operating income and Adjusted

OIBDA margins were (67.5%) and (21.5%) for the year ended December 31, 2020 due to the impact of the COVID-19 Pandemic on our operations. Refer to “Item 6. Selected Financial Data-Notes to the Selected Historical Financial and Operating Data” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and a reconciliation of Adjusted OIBDA margin to operating income.
Our capital expenditures have ranged from approximately 2.9% to 3.5% of revenues over the five years through December 26, 2019. Our capital expenditures were 12.5% of revenue for the year ended December 31, 2020 due to the impact of the COVID-19 Pandemic on our operations. For the year ended December 31, 2020 our capital expenditures and other investments were $11.2 million, of which $4.6 million was related to investments in our digital infrastructure, $2.4 million related to certain implementation and prepaid costs associated with cloud computing arrangements related to the planned upgrade of our end-to-end order management and scheduling system that was implemented in the first quarter of 2021 and $2.0 million associated with upgrades to our existing systems related to the planned upgrade of our end-to-end order management and scheduling system. Given the impact of the COVID-19 Pandemic on our operations, our current focus is on cash containment and non-essential capital expenditures were reduced in 2020 accordingly. Following the normalization of our operations, we believe our historical level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in our digital products and other growth opportunities, opportunistically repay NCM LLC’s debt and continue to make dividend payments to our stockholders. Further, due to the network equipment investments made in recent years by our founding members and network affiliates in new and acquired theaters, ESA provisions requiring founding members to make future investments for equipment replacements, and the scalable nature of our Customer Experience Center and other infrastructure, we do not expect to need to make major capital investments to grow our operations as our network of theaters continues to expand. As we continue to move our technology to cloud based Software as a Service (SaaS) platforms, we will continue to reduce our annual capital expenditure spending. However, operating expenses associated with the SaaS licenses will continue to increase. Certain implementation costs of our SaaS platforms are capitalized during the implementation period and will be recognized within operating income over the term of the SaaS contract after the systems are fully implemented.
Our Strategy
We are continuing to pursue a growth strategy that we believe will create significant stockholder value following the normalization of our operations, making NCM a unique investment vehicle by delivering a substantial dividend driven by long term revenue and free cash flow growth. Our strategy includes the following five pillars of growth:
Increase the Quality and Value of Our Media Inventory
We intend to continue to increase the quality and value of our media inventory. Achieving one of our key initiatives in this strategy, we introduced new inventory in our Noovie® pre-show after the advertised showtime within Regal and Cinemark theaters following the 2019 ESA Amendments. This Post-Showtime Inventory consists of a total of five minutes between the lights down segment beginning just after the advertised movie showtime and including trailer lighting and the 30- or 60-second Platinum Spot deeply embedded within the movie trailers with trailer lighting and full trailer volume. We believe this inventory constitutes prized and impactful ad spots and expect these improvements to increase the value of the inventory that we can offer to our national clients. We believe our local and regional clients will also benefit from better inventory as their placement will now be closer to the advertised showtime. We introduced this new inventory at select network affiliate theaters beginning in early 2020 and plan to continue to work toward expanding the portion of our network including this new inventory. We believe this higher value inventory, combined with an entertaining and engaging pre-show program that is integrated with our Noovie digital ecosystem, provides a unique cross-platform premium video product that will stand out in the media marketplace. We also believe it will help mitigate the potential future impact of reserved seating on our business.
We are also actively continuing to work on new ways to reinvent our Noovie pre-show program to connect with today’s “Millennial” and “Gen Z” moviegoers to create an in-theater experience that will keep audiences coming back for more, as well as drive traffic to our digital properties.
Upgrade Our End-to-End Order Management and Scheduling System
We implemented the first phase of our upgraded end-to-end order management and scheduling system in the first quarter of 2021. We expect that once the system is fully implemented, we will be able to provide the more seamless digital buying experience required by today’s media buyers and solve the speed-to-market friction issues associated with our cinema product, making it easier and faster for advertisers to buy cinema advertising with NCM.
Invest in the Creation of Digital Entertainment Products and Digital Ad Inventory
We intend to continue to invest in the creation of compelling digital entertainment products and expand our Noovie digital ecosystem and user base of movie fans with NCM owned-and-operated products like Noovie.com, Noovie Trivia (including Noovie Shuffle and Name That Movie) and Noovie Arcade. These products create new ways for brands to engage with movie audiences beyond the big screen, reaching them anytime (before and after the movie) and anywhere with new higher-margin digital ad inventory and creating valuable addressable first-party customer data. We expect to then monetize this data through advertising sales and sponsorships, as well as by leveraging our Noovie Audience Accelerator product.
For the year ended December 26, 2019, integrated on-screen and digital campaigns resulted in a 33% higher contract value compared to onscreen only contracts and is expected to be a key to future growth.
Build a Data-Driven Business
Along with growing our digital products, we plan to build a data-driven business that will allow us to meet the needs of today’s modern video advertising marketplace. We had 106.5 million and 171.0 million first- and second-party data sets as of December 26, 2019 and December 31, 2020, respectively. These valuable data sets consist of both our own NCM first-party data from our owned-and-operated digital products, as well as a variety of key second-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie pre-show and where they go in the days and weeks afterwards. This initiative will allow us to re-target audiences with digital advertising through our Noovie Audience Accelerator product and increase the value and effectiveness of cinema campaigns for our advertisers.
It is important that we accelerate the growth and scale of our theater audience data to a critical mass to be able to effectively use that audience data to deliver value to our clients. It is that scale that we believe will make our NCM digital capabilities increasingly attractive to advertisers, and especially to national brands who buy both our national and regional inventory.
Expand Our Affiliate Network by Primarily Focusing on Adding Key Affiliates and Screen Counts in Select Markets
Our relationships with our exhibitors are a key focus of our business. Our Affiliate Partnerships team is dedicated to serving the needs of our founding member theater circuits and our 50 network affiliates nationwide as of December 31, 2020. We plan to continue to expand our affiliate network by primarily focusing on adding key affiliates and screen counts in select markets by strategically targeting priority exhibitors who are not currently part of our network and whose cinema advertising contracts we expect will be coming up for renewal in the next several years. This will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers, extending our reach to additional markets to further improve our national footprint for brands looking to reach those audiences, and strengthening our reach in markets we are already in for greater saturation in those DMAs. In January 2021, we entered into an exhibitor agreement with Harkins Theaters, the fifth largest exhibitor in the U.S., increasing our network by over 500 screens and 33 theaters beginning in May 2021 through December 2037.
Another key part of our affiliate strategy going forward is the intention to increase the number of affiliate theaters in our network showing the improved Noovie pre-show format featuring the premium Post-Showtime Inventory. While adoption across our affiliate network is expected to take some time, 26% of our network affiliates are running our Post-Showtime Inventory as of December 31, 2020, which account for approximately 3% to 5% of our total network attendance based on 2019 levels.
Under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Including our founding members and network affiliates, our net screens have increased in nine of our last ten fiscal years prior to the year ended December 31, 2020. We believe this expansion continues to improve our geographic coverage and enhances our ability to compete with other national advertising mediums, which allows our exhibitor clients to maximize the advertising value of their audiences.
Diversify Our Media Assets by Offering Digital Out-of-Home Media Solutions Beyond the Movie Theaters
In October 2020, NCM's DOOH group was created to further unite brands with the power of movies by extending movie-centric entertainment content, trivia, and advertising beyond theaters to a variety of complementary Digital Out-Of-Home platforms. NCM is now able to combine the strengths and effectiveness of Cinema, Digital, and Place-Based media together to create innovative, integrated campaigns that engage movie fans anytime and anywhere.
Intellectual Property Rights
We have been granted a perpetual, royalty-free license from the founding members to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since our IPO and we own those improvements exclusively, except for improvements that were developed jointly by us and the founding members.
We have secured U.S. trademark registrations for NCM®, National CineMedia® and Noovie®. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.
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
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus) have and are continuing to disrupt our business and the business of our founding member and network affiliates’ theaters. Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic in March 2020, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed and almost all of the theaters within our network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the approximate six months that the theaters were closed. As of the date of this filing, approximately 49.0% of theaters within our network are open, with 51.0% remaining closed due to local government mandates or the lack of major motion picture releases. Many of the open theaters are operating at reduced hours and offering a limited number of movie showtimes and attendance has not returned to historical levels.
During the COVID-19 Pandemic, a number of major motion picture releases were delayed until 2021 and some studios shortened the “release window” between the release of motion pictures in theaters and an alternative delivery method or released motion pictures directly to alternative delivery methods bypassing the theater entirely or releasing in theaters on the same day as the film is released on a streaming video on demand service and this may continue during the COVID-19 Pandemic and after it has subsided. For example, some studios announced plans to release all of their 2021 films on the same day they are released in theaters, and other studios announced plans to shorten the exclusive window provided to theaters for certain types of movies, regardless of the then current impact of the COVID-19 Pandemic.
The impact, extent and duration of the government-imposed restrictions on travel, public gatherings, other events and business generally, the duration of such measures, the timing and acceptance of a rollout of any approved vaccine to combat the spread of COVID-19, and studios willingness to release first-run content and cinema audience’s willingness to attend movies in theaters due to alternative availability or the COVID-19 Pandemic the overall effect of the COVID-19 Pandemic is currently unknown but has had and is continuing to have a material negative impact on our business, liquidity, financial conditions and results of operations. We cannot predict when the effects of the COVID-19 Pandemic will subside, when all of our theaters will reopen and patrons will be comfortable attending, if our business will recover at the same time as other advertising companies or the exhibition industry generally, or when the business will return to normal levels. The longer and more severe the pandemic, including repeat or cyclical outbreaks or increases in rates of infection, the more severe the adverse effects will be on our business, liquidity, financial conditions and/or results of operations. Significant impacts on our business caused by the COVID-19 Pandemic and other pandemics include and are likely to continue to include among others:

•decreased attendance in theaters after they reopen, including due to (i) continued safety and health concerns or perceived infection or health risk and social distancing requirements or (ii) a change in consumer behavior in favor of alternative forms of entertainment;
•advertisers’ perception of cinema advertising may change based on future attendance, the type and number of movies released in theaters or shortened theatrical windows, and potential impacts of film production;
•due to adverse business impacts, advertisers may be less willing to invest in advertising and may prioritize other types of investment during and after the COVID-19 Pandemic;
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
•increased risk related to employee matters, including litigation and claims relating to furloughs or pay reductions and increased turnover, which increased significantly during the fourth quarter of 2020 among our employees;
•actual and potential impairment charges and additional deferred tax expense related to the increase of valuation allowances on our deferred tax assets;
•the economic impact caused by increased unemployment rates, economic conditions and reduced level of economic growth may lead to reduced consumer spending available for consumers to attend theaters;
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
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue
Our business is affected by the level of attendance at the founding members’ theaters and to a lesser extent our network affiliates’ theaters, who operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences. Over the 10 years prior to 2020, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage.
During the COVID-19 Pandemic, several studios shortened or eliminated the “release window” between the release of major motion pictures to alternative delivery methods or released motion pictures directly to alternative delivery methods bypassing the theater entirely. The COVID-19 Pandemic also led to significant changes in consumer behavior; including avoiding crowds and other public indoor spaces, and governments restricted the ability of theaters to operate at normal capacity. While some research suggests the changes in consumer behavior may only be in response to the COVID-19 Pandemic, it is unclear whether consumers and studios will revert to their pre-COVID-19 Pandemic behavior or if these changes are long-term trends. Additional factors that could reduce attendance at our network theaters include the following, which may be accelerated by actions taken in response to the COVID-19 Pandemic:

•if NCM LLC’s network theater circuits cannot compete with other out-of-home entertainment due to an increase in the use of alternative film delivery methods (and the shortening or elimination of the “release window” between the release of major motion pictures and releasing to alternative delivery methods or releasing motion pictures directly to alternative delivery methods bypassing the theater entirely), including network, video streaming and downloads via the Internet;
•theater circuits in NCM LLC’s network are expected to continue to renovate auditoriums in certain of their theaters to install new larger, more comfortable seating, which reduces the number of seats in a theater auditorium. This renovation has been viewed favorably by patrons and many theater circuits have noted an intent to continue such renovations;
•changes in theater operating policies, including adjustments to seating arrangements or restricted capacity and the number and length of trailers for upcoming films that are played prior to the start of the feature film, which if the length of trailers increases, may result in most or all of the Noovie® pre-show starting further out from the actual start of the feature film;
•any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production or exhibition industries;
•the success of first-run motion pictures, which depends upon the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment;
•if political events, such as terrorist attacks, or health-related epidemics, such as flu outbreaks and pandemics, such as the COVID-19 Pandemic, cause consumers to avoid movie theaters or other places where large crowds are in attendance or governments to restrict or prohibit the operation of and attendance at theaters;
•regulations, theater operating policies or consumer behavior that require higher levels of social distancing, including those put in place as a response to the COVID-19 Pandemic;
•if the theaters in our network fail to maintain their theaters and provide amenities that consumers prefer, including cleanliness;
•if studios begin to reduce the number of feature films produced for theater exhibition or their investments in producing those films or reduce the investments made to market those films;
•if future theater attendance declines significantly over an extended time period, such as a result of prolonged closures resulting from the COVID-19 Pandemic, one or more of the founding members or network affiliates may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and
•NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures.
Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance underperforms against expectations or declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization. We have historically seen our annual national inventory utilization vary more than 10% on an annual basis and we experience even more substantial volatility quarter-to-quarter.
Changes in theater patron behavior could result in declines in the viewership of our Noovie® pre-show which could reduce the attractiveness of cinema advertising and our revenues.
The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show. Trends in patron behavior that could reduce viewership of our Noovie pre-show include the following:
•theater patrons are increasingly purchasing tickets ahead of time via on-line ticketing mediums and when available reserving a seat in the theater (offered in approximately 87% of our network as of December 31, 2020), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view most or all of the Noovie pre-show;
•during the COVID-19 Pandemic consumers changed their behavior in order to avoid large groups and other public indoor activities, and it is unclear whether these behavior changes will become a long-term trend; and
•changes in theater patron amenities, including, online ticketing, bars and entertainment within exhibitor lobbies causing increased dwell time of patrons.

National advertising sales and rates are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this could adversely affect the Company’s revenue and results of operations.
We may not realize the anticipated benefits of the 2019 ESA Amendments.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments with affiliates of each of Cinemark and Regal. Among other things, the 2019 ESA Amendments provide that, beginning November 1, 2019, NCM LLC is entitled to display up to five minutes of the Noovie® pre-show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film.
We expect the 2019 ESA Amendments to ultimately result in an increase in average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:
•the behavior of theater patrons may change in response to the display of a portion of the Noovie pre-show after the advertised showtime, or in response to the combination of advertising and trailers before the start of the feature film, resulting in a reduction to the number of patrons that are in a theater seat to view most or all of the Noovie pre-show;
•exhibitors may encounter issues in displaying a portion of the Noovie pre-show after the advertised showtime because of technical issues, access issues with their content providers, or other issues that may arise in the future;
•potential advertisers may not view the Post-Showtime Inventory as attractive due to inability to run across our entire network or view it as a premium advertising opportunity and the average CPMs for the Noovie pre-show may not increase as much as anticipated, or at all;
•NCM LLC may not satisfy the minimum average CPM or the other restrictions which are required by the 2019 ESA Amendments for it to have the right to display the Platinum Spot for more than one concurrent advertiser;
•the extended length of time between the advertised showtime and the beginning of the feature film may decrease the average CPM for that portion of the Noovie pre-show appearing before the advertised showtime, which may partially or fully offset any increase in average CPM for the Post-Showtime Inventory; and
•the increased theater access fees payable to Cinemark and Regal in connection with the Post-Showtime Inventory and revenue share applicable to the Platinum Spot may exceed the increase, if any, in revenue resulting from the 2019 ESA Amendments.
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
As a result of the 2019 ESA Amendments, NCM LLC is entitled to display up to five minutes of the Noovie® pre-show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. We also entered into agreements to provide similar access to inventory as the 2019 ESA Amendments with certain of our other current network affiliates. At this time NCM LLC is displaying Post-Showtime Inventory in Cinemark, Regal and a number of affiliate networks, which together constituted approximately 58% of the attendance in our network based upon pre-COVID-19 attendance levels.
While we intend to seek to enter into agreements that provide similar access to inventory as the 2019 ESA Amendments with more of our current network affiliates and other potential network affiliates, there can be no assurance that we will be successful in increasing either the number of theaters of current network affiliates or potential network affiliates in which NCM LLC has the right to display advertising, including Post-Showtime Inventory. Certain of our theater partners have previously indicated that they have no plans to introduce our post-showtime inventory in their theaters. In addition, any agreements with other network affiliates or new network affiliates may be on terms less favorable to us than the current network affiliate agreements and the 2019 ESA Amendments. If we are unable to expand the number of theaters displaying our advertising, including the Post-Showtime Inventory, we will be limited to only experiencing the benefit of our advertising in our current theaters and our post-showtime advertising, if any, in Cinemark, Regal and participating affiliate theaters.

Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability.
The ESAs with the founding members are critical to our business. The ESA with AMC has an initial term of 30 years and the ESAs with each of Cinemark and Regal (as amended by the 2019 ESA Amendments) have a term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the founding members, which begins one year prior to the end of the term of each respective ESA. The founding members’ theaters represent approximately 81% of the screens and approximately 83% of the attendance in our network based upon pre-COVID-19 attendance levels. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, the founding members must make investments to replace network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In addition, the ESAs give the founding members the right to object to certain content in our Noovie® pre-show, including content that competes with us or the applicable founding member. If the founding members do not agree with our decisions on what content, strategic program or partnerships are permitted under the ESAs, we may lose advertising clients and the resulting revenue, which would harm our business. On October 24, 2019, AMC redeemed 197,118 membership units in exchange for shares of our common stock, reducing its ownership percentage in NCM LLC to 0.0% as of December 26, 2019. On December 31, 2020, AMC had 1,390,566 membership units in NCM LLC which were issued in March 2020 in accordance with the terms of the common unit adjustment agreement with the founding members. AMC is eligible to be issued additional shares pursuant to the terms of the common unit adjustment agreement. We are uncertain how AMC’s minimal ownership interest in NCM LLC may affect its cooperation with us under its ESA or otherwise going forward.
Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved.
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in this annual report on Form 10-K under “Business-Our strategy.” We had 106.5 million and 171.0 million first- and second-party data sets as of December 26, 2019 and December 31, 2020, respectively. These valuable data sets consist of both our own NCM first-party data from our owned-and-operated digital products, and a variety of key second-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie pre-show and where they go in the days and weeks afterwards. Our ability to increase our first- and second-party data sets requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our online and mobile entertainment and advertising network and mobile apps. Our ability to collect and leverage first and second party movie audience data remains at an early stage, is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology and may not deliver the future benefits that we are expecting. It is important that we achieve a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.
Our digital out-of-home business remains at an early stage and is under significant competitive pressure with the proliferation of available alternatives in the digital out-of-home space and may not deliver the future benefits that we are expecting. If we are unable to develop relationships and advertising that is relevant to the marketplace that can be integrated with our core on-screen advertising products, and if these offerings are not attractive to our advertisers, then the digital out-of-home business may not provide significant revenue or a method to help expand our cinema advertising business as it matures. Additionally, the COVID-19 Pandemic has impacted the consumer traffic and available impressions at a number of locations we have the right to display digital out-of-home advertising, and the traffic has not yet recovered to historic levels. As such, there can be no assurance that we will recoup our investments made pursuing additional revenue opportunities.
If we are unable to execute on products relevant to the marketplace or integrate these digital and digital out-of-home marketing products with our core on-screen and theater lobby products, or if these offerings or other data sources do not continue or are unable to provide relevant data or to grow in importance to advertising clients and agencies, they may not provide a way to help expand our advertising business as it matures and begins to compete with new or improved advertising platforms including online and mobile video services. As such, there can be no assurance that we will recoup our investments made pursuing additional revenue opportunities.

The markets for advertising are competitive and we may be unable to compete successfully.
The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks and other video media platforms including those distributed on the internet and mobile networks. In addition to these video advertising platforms, we compete for advertising directly with several additional media platforms, including online, digital out-of-home and mobile, radio, various local print media and billboards. We also compete with several other local and national cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business, which may be at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online, digital out-of-home and mobile advertising companies and video media platforms distributed on the internet and mobile networks, to constantly revise and improve their business models to meet expectations of advertising clients. In addition, the pricing and volume of advertising may be affected by shifts in spending toward online, digital out-of-home and mobile offerings from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising posts and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns and may be impacted by the current economic conditions caused by the COVID-19 Pandemic. A decline in the economic prospects of advertisers, industries, such as retail or consumer products, or the economy in general could alter current or prospective advertisers’ spending priorities. If we cannot respond effectively to changes in the media marketplace, changes in the advertising market, new entrants or advances by our existing competitors, our business may be adversely affected.
Additionally, the mix of film ratings of the available motion pictures, such as a higher proportion of G and PG rated films or a shift in the types of films being shown in theaters, could cause advertisers to reduce their spending with us as the theater patrons for these films may not represent those advertisers’ target markets.
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
In early 2021, we implemented a new end-to-end order management and scheduling system, Advertising Accord, which is developed by a third-party vendor. This system will replace many of our internally developed systems and provide delivery optimization, inventory management and monetization, intelligent dynamic scheduling, increased flexibility, and workflow automation. The system will also interface with our accounting system thus driving client invoicing and revenue recognition. Given the pervasive impact of this new system on the Company's processes, problems with the implementation of the system or integration with our other systems and software could cause operational difficulties, lead to errors within our financial reporting and slow or prevent the growth of our business in the future. As we continue to move our technology to cloud based SaaS platforms, our operating results may be impacted as operating expenses associated with the SaaS licenses may increase as our annual capital expenditure spending may decrease and this shift in costs may exceed our current estimates.
If the recent implementation of our end-to-end order management and scheduling system does not successfully provide all of the services we expect, if we are unable to continue to successfully and cost-effectively implement further upgrades to the system or if we lose access to the system through termination of the agreement or otherwise, our ability to offer our clients innovative, unique, integrated and targeted marketing products may be impacted, which could limit our future revenue growth. New advertising platforms such as online, digital out-of-home and mobile networks, and traditional mediums including television networks are beginning to use new digital technology to reach a broader audience with more targeted marketing products, and failure to upgrade and maintain our technology could hurt our ability to compete with those companies. Under the ESAs, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that the founding members upgrade the equipment or software installed in their theaters, but we must negotiate with the founding members as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures that could adversely affect our profitability.

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
The financial markets have experienced extreme disruption and volatility at times. A decline in consumer spending in the U.S. may lead to decreased demand for our services or delay in payments by our advertising clients. As a result, our results of operations and financial condition could be adversely affected. These challenging economic conditions also may result in:
•increased competition for fewer advertising and entertainment programming dollars;
•pricing pressure that may adversely affect revenue and gross margin;
•declining attendance and thus a decline in the impressions available for our pre-show;
•reduced credit availability and/or access to capital markets;
•difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective clients; or
•client financial difficulty and increased risk of uncollectible accounts.

Our Adjusted OIBDA is derived from high margin advertising revenue. The reduction in spending by or loss of a national advertiser or group of local advertisers or failure to grow our advertising revenue in line with the growth of our contractual costs could have a meaningful adverse effect on our business.
We generate all of our operating income and Adjusted OIBDA from our high margin advertising business. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on online and mobile networks and traditional media platforms like television. Reductions in the size of advertisers’ budgets due to local or national economic trends, epidemics, pandemics, other natural disasters or similar events, a shift in spending to advertising mediums like the internet and mobile platforms or other factors could result in lower spending on our advertising inventory. Advertisers are spending in the scatter market closer to the start date of their advertising campaign. A substantial portion of our advertising revenue relates to contracts with terms of a month or less, and clients have many video media choices and can adjust where ads are placed up until their airdates without the risk of securing desired impressions. We have previously been successful in increasing the dollar value of upfront advertising agreements, but as advertising spending shifts in the scatter market closer to the start date of advertising campaigns, our ability to maintain high CPMs in the upfront markets may decrease. Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts would negatively affect our results.
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
We derive a significant portion of our revenue from our contracts with our content partners, PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the founding members’ and their beverage concessionaires but expect that each founding member will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. None of these companies individually accounted for over 10% of our total revenue during the year ended December 26, 2019. The agreements with the content partners, PSAs and beverage advertising with the founding members in aggregate accounted for approximately 23% of our total revenue during the year ended December 26, 2019. During the year ended December 31, 2020, one content partner accounted for 14.6% of our total revenue as a result from the temporary theater closures due to the COVID-19 Pandemic. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more of them as a customer could decrease our revenue and adversely affect current and future operating results.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.
The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN per 30-minute cycle and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience. The use of LEN or lobby promotions by the founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 4.7% of our total advertising revenue for the year ended December 26, 2019. The founding members do not have the right to use their movie screens (including the Noovie® pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.
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
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. Our Chief Financial Officer retired on March 12, 2020 and the Company initially engaged a national search firm in order to identify a new Chief Financial Officer. Due to the impact of the COVID-19 Pandemic, the Company temporarily postponed the search until operations normalize.
If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. In response to the COVID-19 Pandemic, the Company instituted a temporary pay reduction for all employees of up to 50% and each of our named executive officers agreed to a 20% reduction of their base salary. Beginning in the fourth quarter of 2020, we began to see an increase in voluntary turnover among our employees generally. If these temporary salary reductions continue and the increase in voluntary turnover continues or accelerates for an extended period of time, we may be subject to a higher rate of turnover of our senior management and other employees. Additionally, the uncertainty caused by the COVID-19 Pandemic, hiring freeze and salary reductions, may make it more difficult for the Company to find experienced replacements for senior management, including the open Chief Financial Officer position. We do not have key-man life insurance covering any of our employees.
If the non-competition provisions of the ESAs are deemed unenforceable, the founding members could compete against us and our business could be adversely affected.
With certain limited exceptions, each of the ESAs prohibits the applicable founding member from engaging in any of the business activities that we provide in the founding member’s theaters under the amended ESAs, and from owning interests in other entities that compete with us. These provisions are intended to prevent the founding members from harming our business by providing cinema advertising services directly to their theaters or by entering into agreements with other third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:
•is not necessary to protect a legitimate business interest of the party seeking enforcement;
•unreasonably restrains the party against whom enforcement is sought; or
•is contrary to the public interest.

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
Each of the founding members currently has a significant amount of indebtedness. In 2000 and 2001, several major motion picture exhibition companies filed for bankruptcy including United Artists, Edwards Theatres and Regal Cinemas (which are part of Regal), and General Cinemas and Loews Cineplex (which are part of AMC). The industry-wide construction of larger, more expensive megaplexes featuring stadium seating in the late 1990s that rendered existing, smaller, sloped-floor theaters under long-term leases obsolete and unprofitable, were significant contributing factors to these bankruptcies. As a result of the COVID-19 Pandemic, each of the founding members temporarily closed all of their theaters in the United States and furloughed the majority of their employees for a portion of 2020 and chose to seek additional financing through various methods. If a bankruptcy case were commenced by or against a founding member, it is possible that all or part of the ESA with that founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. Alternatively, the founding member could seek to renegotiate the ESA in a manner less favorable to us than the existing agreement. Should the founding member seek to sell or otherwise liquidate or dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.
The founding members and our network affiliates are subject to substantial government regulation, which could limit their current business, slow their future growth of locations and screens and in turn impact our business and slow our growth prospects.
The founding members and our network affiliates are subject to various federal, state and local laws, regulations and administrative practices affecting their movie theater business, including provisions regulating antitrust, health, safety and sanitation standards (including in connection with the COVID-19 Pandemic), access for those with disabilities, environmental, and licensing. Some of these laws and regulations also apply directly to us and NCM LLC. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on the founding members’, our network affiliates’ and our respective businesses. For example, to the extent that health, safety and sanitation laws, regulation and enforcement policy restrict the ability of the founding members or the network affiliates to open their theaters or operate at full capacity, it may impact their current business and future growth prospects and in turn impact our business and the growth of our network.
We may be unable to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network.
If we do not effectively implement the changes within our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products or obtain access to third party digital inventory. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook. During the COVID-19 Pandemic, our ability to invest in our existing digital business and our new digital out-of-home business have been and will continue to be negatively impacted, which may decrease the increase in growth of these businesses.
The amount of in-theater inventory we have to sell is limited by the length of the Noovie pre-show. In order to maintain in-theater growth we will need to expand the number of theaters and screens in our network. Considering our current market share, we may not be able to continue to expand our network which could negatively affect our ability to add new advertising clients. If we are unable to maintain the size of our network, or grow our network, our revenue and operating results could be adversely impacted.

Our business relies heavily on our technology systems, and any failures or disruptions may materially and adversely affect our operations.
In order to conduct our business, we rely on information technology networks and systems, some of which are managed and owned by third parties, to process, transmit and store electronic information and manage and support a variety of business processes and activities. The temporary or permanent loss of our computer equipment, networks, data or software systems through cyber and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material negative impact and the steps that we have taken to mitigate these risks may prove to be ineffective. These problems may arise in both internally developed systems and the systems of third-party service providers. We devote significant resources to maintaining a disaster recovery location separate from our operations, and we employ network security and other measures to help protect our network from unauthorized access and misuse. However, depending on the nature and scope of a disruption, if our technology network systems were to fail and we were unable to recover in a timely way through our disaster recovery site, we would be unable to fulfill critical business functions, which could lead to a loss of clients and revenue and could harm our reputation. Technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements.
Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price.
A weak advertising market or the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect results for the entire fiscal year. In addition, our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry. Advertising expenditures in our business have historically been higher during the second, third, and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.
Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense, or otherwise may be affected by our efforts to protect our intellectual property or restrictions or obligations in third-party licenses., or otherwise may be affected by our efforts to protect our intellectual property or restrictions or obligations in third-party licenses.
Our business uses a variety of intellectual property rights, including the copyrights, trademarks, trade secrets, domain names and patents or patentable ideas. Those intellectual property rights relate to varying aspects of our business and in-theater, online, mobile and creative services, including the websites we operate at ncm.com and Noovie.com, our digital gaming products including Noovie® Arcade, Name That Movie and Noovie Shuffle, and the features and functionality, content, and software we make available through those websites and apps. We rely on our own intellectual property rights as well as intellectual property rights obtained from third parties (including through open-source licenses), to conduct our business and provide our in-theater, online, mobile and creative services. We may incur expenses, some of which may be significant, in developing, protecting, maintaining, and defending our intellectual property rights or licensing intellectual property from third parties.
In some instances, we may not be able to or may choose not to protect, maintain, or defend our intellectual property rights. Further, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.
We may discover that our business or the technology or methods we use to provide our in-theater, online, mobile, or creative services infringes patent, trademark, copyright, publicity rights, or other intellectual property rights owned by others or is otherwise negatively impacted by restrictions imposed by or obligations under third-party intellectual property licenses. In addition, our competitors or others may claim rights in patents, trademarks, copyrights, publicity rights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. We may incur significant costs in protecting our own intellectual property rights or defending or settling intellectual property infringement claims and may face significant damage awards (including the potential for awards of attorneys’ fees) if we are found to be infringing third party intellectual property rights.
Our in-theater, online, and mobile services facilitate the distribution of content, and we create content for others. This content includes advertising-related content, as well as movie, television, music, gaming and other media content, much of which is obtained from third parties. Our apps, websites, and social media channels also include features enabling users to upload or add their own content and modify certain content. As a distributor of content, we face potential liability for negligence, copyright, patent, trademark, or publicity infringement, or other claims based on the content that we distribute or create for others. We or entities that we license or receive content from or distribute content through may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.
The user information we collect and maintain through our online and mobile services may expose us to liability or cause us to incur greater operating expenses.
In order to take advantage of some of the online and mobile services we provide, users may, now or in the future, be required to establish an account on one of our websites or apps. As a result, we may collect and maintain personal information about those individuals who establish accounts or other users of our websites or apps. We also may, now or in the future, collect and maintain information about users who view certain advertising displayed through our online and mobile services and users who enter the theaters in our network, including places visited before entering the theater and after leaving the theater. We may also receive information from third parties to supplement or enhance the information we collect and maintain about users of our online and mobile services or individuals who view advertising or enter theaters. The collection and use of this information is governed by applicable privacy, information security and consumer protection-related laws and regulations. These laws continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to interact with users of our online and mobile services. Our collection and use of information, including personal information, regarding users of our online and mobile services could result in legal liability. For example, the failure, or perceived failure, to comply with applicable privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose users of these services and the associated benefits from gathering such user data.
Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses.
A number of statutes and regulations, including those referenced below, may impact our business as a result of our online or mobile services. The Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, liability for online service providers when site users post or link to materials that infringe copyrights. Section 230 of the Communications Decency Act is intended to provide statutory protections to interactive computer service providers that host third-party content, but there have been recent efforts to modify or eliminate the scope of protection afforded by Section 230. The Children’s Online Privacy Protection Act imposes additional restrictions on the ability of online services to collect information from minors. The California Consumer Protection Act and other privacy laws give residents of certain states additional rights with regards to their personal information. The costs of compliance with these regulations, and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, or the reduction or elimination of features, functionality or content from our online or mobile services. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.
Risks Related to Our Corporate Structure
We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock.
We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances. Consequently, our ability to obtain operating funds primarily depends upon distributions from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its Senior Secured Credit Facility and indentures, and the NCM LLC operating agreement. The NCM LLC Senior Secured Credit Facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 10 to the audited Consolidated Financial Statements included elsewhere in this document for leverage discussion. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in NCM LLC’s debt agreements and legal requirements. On March 8, 2021, NCM LLC entered into an additional amendment to its Credit Agreement, dated as of June 20, 2018, as discussed within Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. This additional amendment also restricts NCM LLC’s ability to distribute cash to its members, including us, until after the delivery of a compliance certificate following the third quarter of 2022. In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, once NCM, Inc. cash balances and investments are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business.
Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.
As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC Senior Secured Credit Facility and indentures to allow NCM LLC to distribute cash to its members (including us and NCM LLC’s other members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a negative impact on our business, financial condition, results of operations or prospects.
NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals.
NCM LLC is party to substantial debt obligations. The Senior Secured Credit Facility and indentures contain restrictive covenants that limit NCM LLC’s ability to take specified actions and in some instances prescribe minimum financial maintenance requirements that NCM LLC must meet, which, in some cases, were made more restrictive following the second amendment to NCM LLC’s Senior Secured Credit Facility. Because NCM LLC is our only operating subsidiary, complying with these restrictions may prevent NCM LLC from taking actions that we believe would help us to grow our business. For example, NCM LLC may be unable to make acquisitions, investments or capital expenditures as a result of such covenants. Moreover, if NCM LLC violates those restrictive covenants or fails to meet the minimum financial requirements, it would be in default, which could, in turn, result in defaults under other obligations of NCM LLC. Any such defaults could materially impair our financial condition and liquidity. For further information, refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document.
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
•requiring much of NCM LLC's cash flow to be dedicated to interest obligations and making it unavailable for other purposes, including payments to its members (including NCM, Inc.);
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

Despite NCM LLC’s current levels of debt, it, or NCM, Inc. may still incur substantially more debt, including secured debt, which would increase the risks associated with NCM LLC’s level of debt.
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

NCM LLC’s other founding members or their affiliates, as well as our largest stockholder, may have interests that differ from those of our public stockholders and they may be able to influence our affairs.
So long as either Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units, if the two directors appointed by Cinemark or the two directors appointed by Regal to our Board of Directors (except that if either Cinemark or Regal has only appointed one director, and such director qualifies as an “independent director” under the applicable rules of the Nasdaq Stock Market LLC, then such director) vote against any of the corporate actions listed below, we and NCM LLC will be prohibited from taking any such actions:
•assign, transfer, sell or pledge all or a portion of the membership units of NCM LLC beneficially owned by NCM, Inc.;
•acquire, dispose, lease or license assets with an aggregate value exceeding 20% of the fair market value of the business of NCM LLC operating as a going concern;
•merge, reorganize, recapitalize, reclassify, consolidate, dissolve, liquidate or enter into a similar transaction;
•incur any funded indebtedness or repay, before due, any funded indebtedness with a fixed term in an aggregate amount in excess of $15.0 million per year;
•issue, grant or sell shares of NCM, Inc. common stock, preferred stock or rights with respect to common or preferred stock, or NCM LLC membership units or rights with respect to membership units, except under specified circumstances;
•amend, modify, restate or repeal any provision of NCM, Inc.’s certificate of incorporation or bylaws or the NCM LLC operating agreement;
•enter into, modify or terminate certain material contracts not in the ordinary course of business as defined under applicable securities laws;
•except as specifically set forth in the NCM LLC operating agreement, declare, set aside or pay any redemption of, or dividends with respect to membership interests;
•amend any material terms or provisions (as defined in the Nasdaq rules) of NCM, Inc.’s equity incentive plan or enter into any new equity incentive compensation plan;
•make any change in the current business purpose of NCM, Inc. to serve solely as the manager of NCM LLC or any change in the current business purpose of NCM LLC to provide the services as set forth in the ESAs; and
•approve any actions relating to NCM LLC that could reasonably be expected to have a material adverse tax effect on NCM LLC’s founding members.
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
Further, Standard General L.P. (“Standard General”), our largest stockholder, beneficially owns 19,417,990 shares of our common stock, and as of December 31, 2020, Cinemark, and Regal held NCM LLC membership interests that are convertible into another 83,140,762 shares of our common stock. As a result, each of Regal, Cinemark and Standard General is in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders. In addition, Standard General has the right to designate directors to our Board. Like the directors designated by Regal and Cinemark, these Standard General directors have the authority, subject to applicable rules and regulations, to vote in favor of issuing additional stock, implementing stock repurchase programs, declaring dividends and making other decisions.
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
In addition, our certificate of incorporation and the NCM LLC operating agreement expressly provide that NCM LLC’s founding members may have other business interests and may engage in any other businesses not specifically prohibited by the terms of the certificate of incorporation, including the exclusivity provisions of the ESAs. The parent companies of NCM LLC’s founding members could develop new media platforms that could compete for advertising dollars with our services. Further, we may also compete with NCM LLC’s founding members or their affiliates in the area of employee recruiting and retention. These potential conflicts of interest could have a material negative impact on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by NCM LLC’s founding members to themselves or their other affiliates or we lose key personnel to them.
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
Provisions contained in our certificate of incorporation and bylaws, the NCM LLC operating agreement, and provisions of the Delaware General Corporation Law (“DGCL”), could delay or prevent a third party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:
•provide veto rights to the directors designated by Cinemark and Regal over certain actions specified in our certificate of incorporation;
•authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to increase the number of outstanding shares, making a takeover more difficult and expensive;
•prohibit stockholder action by written consent; and
•do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates.
NCM LLC’s operating agreement also provides that NCM LLC’s other members will be able to exercise a greater degree of influence over the operations of NCM LLC if any director nominee designated by NCM LLC’s other members is not elected by our stockholders, which may discourage other nominations to our Board of Directors. In addition, we entered into a letter agreement with Standard General L.P., our largest stockholder, on June 1, 2018, that contains customary standstill provisions that may discourage a third party from seeking to enter into a strategic transaction with us.
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
The common unit adjustment agreement and the ESAs provide that NCM LLC will issue common membership units to account for changes in the number of theater screens NCM LLC’s founding members operate and which are made part of our advertising network. Historically, each of NCM LLC’s founding members has increased the number of screens it operates in most years. If this trend continues, NCM LLC may issue additional common membership units to NCM LLC’s founding members to reflect their increase in net screen count. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, NCM LLC’s founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an NCM LLC founding member’s common membership units in NCM LLC. For further information, refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.

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
We and NCM LLC intend to conduct our operations so that we are not deemed an investment company under the Investment Company Act.  However, if anything were to occur that would cause us to be deemed an investment company, we would become subject to restrictions imposed by the Investment Company Act of 1940.  These restrictions, including limitations on our capital structure and our ability to enter into transactions with our affiliates, could make it impractical for us to continue our business as currently conducted and could have a material negative impact on our financial performance and operations.
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
We cannot predict the effect, if any, that market sales of shares of common stock by Regal, Cinemark, AMC, Standard General or any of our significant stockholders will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Cinemark, Regal and AMC may receive up to 84,531,328 shares of common stock as of December 31, 2020 upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM, Inc. and the founding members. Standard General also owns 19,417,990 shares that it may sell at any time. Additionally, once equity awards held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 11 to the audited Consolidated Financial Statements included in our annual report on Form 10-K.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company's headquarters are located in Centennial, Colorado. As of December 31, 2020, the Company also leases advertising sales offices in New York, Los Angeles, Chicago, and Detroit; digital development offices in Los Angeles and New York, and a software development office in Minneapolis. We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

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

Name	Age	Position
Thomas F. Lesinski	61	Chief Executive Officer
Clifford E. Marks	59	President
Sarah Kinnick Hilty	50	Executive Vice President, General Counsel and Secretary
Scott D. Felenstein	52	Executive Vice President and Chief Revenue Officer
Thomas F. Lesinski. Mr. Lesinski was appointed Chief Executive Officer of NCM, Inc. in August 2019. Prior to his current position, Mr. Lesinski served as the Non-Employee Chairman of the Board of Directors of NCM, Inc. since August 2018 and as a member of the Board of Directors of NCM, Inc. since 2014. In addition to his roles on the Board of Directors of NCM, Inc., Mr. Lesinski also served as the Chief Executive Officer of Sonar Entertainment, an independent entertainment studio, from January 2016 to August 2019. Mr. Lesinski served as the founder and CEO of Energi Entertainment, a multi-media content production company, from August 2014 until December 2015. From 2013 to 2014, Mr. Lesinski was President of Digital Content and Distribution at Legendary Entertainment, a leading media company dedicated to owning, producing and delivering content to mainstream audiences with a targeted focus on the powerful fandom demographic. Prior to that role, from 2006 to 2013, Mr. Lesinski served as President, Digital Entertainment at Paramount Pictures, a global producer and distributor of filmed entertainment. Mr. Lesinski also served as President of Worldwide Home Entertainment at Paramount Pictures for three years, prior to which, he spent ten years as an Executive Vice President and General Manager at Warner Bros. Entertainment and was a Managing Director for an advertising agency.
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
Sarah Kinnick Hilty. Ms. Hilty was appointed Senior Vice President, General Counsel and Secretary in February 2018 and named Executive Vice President, General Counsel and Secretary in January 2020. Prior to joining NCM, Inc., Ms. Hilty served as Deputy General Counsel - Corporate of CH2M HILL Companies, Ltd. from 2006 to 2018 leading a team responsible for legal corporate enterprise matters including mergers, acquisitions, and divestitures; securities compliance; treasury and finance activities; real estate; and board and subsidiary governance. Prior to working at CH2M HILL Companies, Ltd., Ms. Hilty was a partner at Hogan & Hartson LLP.
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
Market Information
Our common stock, $0.01 par value, is traded on The Nasdaq Global Market under the symbol “NCMI”. There were 194 stockholders of record as of March 1, 2021 (does not include beneficial holders of shares held in “street name”).
Dividend Policy
    We intend to distribute substantially all of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax receivable agreement with the founding members) in the form of dividends to our stockholders. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of our Board of Directors who will take into account general economic and advertising market business conditions, our financial condition, our available cash, our current and anticipated cash needs, including opportunities to reinvest in our business and any other factors that the Board of Directors considers relevant which includes short-term and long-term impacts to the Company related to the COVID-19 pandemic and restrictions under the NCM LLC Credit Agreement. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For tax purposes, our dividends paid in 2019 and 2020 were treated as non-dividend distributions to stockholders.
Unregistered Sales of Equity Securities and Use of Proceeds
NCM, Inc.’s Amended and Restated Certificate of Incorporation and the Third Amended and Restated Limited Liability Company Operating Agreement, as amended, of NCM LLC provide a redemption right to the NCM LLC members to exchange common membership units of NCM LLC for shares of NCM, Inc.’s common stock on a one-for-one basis, or at NCM, Inc.’s option, a cash payment equal to the market price of one share of NCM, Inc.’s common stock. There were no redemptions in 2020.
Issuer Purchases of Equity Securities
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
September 25, 2020 through October 22, 2020	—	$—	—	N/A
October 23, 2020 through November 26, 2020	1,679	$2.04	—	N/A
November 27, 2020 through December 31, 2020	—	$—	—	N/A

Item 6.	Selected Financial Data
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
The results of operations data for the years ended December 31, 2020 and December 26, 2019 and the balance sheet data as of December 31, 2020 and December 26, 2019 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 27, 2018, December 28, 2017 and December 29, 2016 and the balance sheet data as of December 27, 2018, December 28, 2017 and December 29, 2016 are derived from the audited Consolidated Financial Statements of NCM, Inc. that are not included in this document.

Results of Operations Data	Years Ended
($ in millions, except per share data)	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016
Revenue	$90.4	$444.8	$441.4	$426.1	$447.6
OPERATING EXPENSES:
Advertising operating costs	10.3	38.3	37.4	32.4	30.0
Network costs	8.6	13.5	13.3	15.8	17.1
Theater access fees and revenue share—founding members	24.6	82.7	81.7	76.5	75.1
Selling and marketing costs	37.6	64.9	66.5	72.0	72.8
Administrative and other costs	30.9	43.8	48.3	37.9	43.8
Impairment of long-lived assets	1.7	—	—	—	—
Depreciation expense	13.1	13.6	12.6	11.0	8.8
Amortization expense	—	—	27.3	26.6	27.0
Amortization of intangibles recorded for network theater screen leases	24.6	26.7	—	—	—
Total	151.4	283.5	287.1	272.2	274.6
OPERATING (LOSS) INCOME	(61.0)	161.3	154.3	153.9	173.0
NON-OPERATING (INCOME) EXPENSE	(96.9)	62.2	50.6	(140.9)	64.1
INCOME BEFORE INCOME TAXES	35.9	99.1	103.7	294.8	108.9
Provision for income taxes	162.2	12.4	23.5	180.3	14.4
CONSOLIDATED NET (LOSS) INCOME	(126.3)	86.7	80.2	114.5	94.5
Less: Net (loss) income attributable to noncontrolling interests	(60.9)	50.6	50.4	56.2	61.6
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, Inc.	$(65.4)	$36.1	$29.8	$58.3	$32.9
(LOSS) EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$(0.84)	$0.47	$0.39	$0.89	$0.55
Diluted	$(0.84)	$0.46	$0.37	$0.48	$0.54

	As of
Balance Sheet Data (in millions)	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016
Cash, cash equivalents and marketable securities (1)	$181.8	$80.9	$75.6	$59.5	$68.7
Receivables, net	$16.2	$170.8	$149.9	$160.6	$160.5
Property and equipment, net	$27.5	$33.2	$33.6	$30.7	$29.6
Total assets	$886.2	$1,130.0	$1,141.8	$1,173.1	$1,215.5
Borrowings, gross	$1,060.3	$935.6	$931.4	$932.0	$935.0
Payable to founding members under tax receivable agreement	$33.5	$198.0	$211.1	$232.2	$419.1
Equity/(deficit)	$(268.6)	$(121.2)	$(89.2)	$(74.8)	$(232.2)
Total liabilities and equity	$886.2	$1,130.0	$1,141.8	$1,173.1	$1,215.5

Other Financial and Operating Data	Years Ended
(in millions, except cash dividend declared per common share and screen data)	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016
Adjusted OIBDA (2)	$(19.4)	$207.5	$205.4	$205.1	$230.7
Adjusted OIBDA margin (2)	(21.5)%	46.7%	46.5%	48.1%	51.5%
Capital expenditures	$11.2	$15.3	$15.4	$12.3	$13.3
Cash dividend declared per common share	$0.40	$0.68	$0.68	$0.88	$0.88
Founding member screens at period end (3) (6)	16,515	16,880	16,768	16,808	17,022
Total screens at period end (4) (6)	20,450	21,208	21,172	20,850	20,548
Total attendance for period (5) (6)	138.2	651.4	705.1	655.8	688.8
Notes to the Selected Historical Financial and Operating Data
(1)Includes short-term and long-term marketable securities.
(2)Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, early lease termination expense, Chief Executive Officer transition costs and impairments of long-lived assets. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, CEO turnover, early lease termination expense, impairments of long-lived assets, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, costs associated with the resignation of the Company’s former Chief Executive Officers, early lease termination expense, or impairments of long-lived assets. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should they be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
Adjusted OIBDA does not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments and other encumbered theater payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to NCM LLC’s founding members. During the years ended December 31, 2020, December 26, 2019, December 27, 2018, December 28, 2017 and December 29, 2016, the Company recorded integration and other encumbered theater payments of $1.4 million, $22.3 million, $21.4 million, $20.9 million and $2.6 million, respectively, from NCM LLC’s founding members.
(3)Represents the total number of screens within NCM LLC’s advertising network operated by NCM LLC’s founding members.
(4)Represents the total screens within NCM LLC’s advertising network.
(5)Represents the total attendance within NCM LLC’s advertising network as provided by our founding members and affiliate partners.
(6)Excludes screens and attendance associated with certain AMC Rave, AMC Carmike Cinemas, Inc. (“Carmike”) and Cinemark Rave theaters for certain periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017	Dec. 29, 2016
Operating (loss) income	$(61.0)	$161.3	$154.3	$153.9	$173.0
Depreciation expense	13.1	13.6	12.6	11.0	8.8
Amortization expense (1)	—	—	27.3	26.6	27.0
Amortization of intangibles recorded for network theater screen leases (1)	24.6	26.7	—	—	—
Share-based compensation costs (2)	2.2	5.5	7.8	11.2	18.3
CEO transition costs	—	0.4	3.4	0.6	3.6
Early lease termination expense (3)	—	—	—	1.8	—
Impairment of long-lived assets (4)	1.7	—	—	—	—
Adjusted OIBDA	$(19.4)	$207.5	$205.4	$205.1	$230.7
Total revenue	$90.4	$444.8	$441.4	$426.1	$447.6
Adjusted OIBDA margin	(21.5)%	46.7%	46.5%	48.1%	51.5%

(1)Following the adoption of ASC 842, as discussed within Note 1 to the audited Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified to this account as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.
(2)Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying audited Consolidated Financial Statements.
(3)Early lease termination expense represents an expense recorded upon the early termination of the lease of our corporate headquarters because the early termination payment made by the Company was reimbursed by the landlord of the new building.
(4)The impairment of long-lived assets primarily relates to the write-off of certain internally developed software.

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
This section of this Form 10-K generally discusses fiscal 2020 and fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019. Discussions of fiscal 2018 items and year-to-year comparisons between fiscal 2019 and fiscal 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2019.
Overview
We are America’s Movie Network. As the largest cinema advertising network in the U.S., we unite brands with the power of movies and engage movie fans anytime and anywhere. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed to address the COVID-19 Pandemic and almost all of the theaters within our network remained closed until late August 2020. On September 4, 2020 the Company resumed in-theater advertising and as of December 31, 2020, 40.5% of the theaters within our network were open. As of March 5, 2021, 49.0% of theaters within our network are open. Refer to the “Recent Developments” section below for further information regarding the impact of and the Company's response to the COVID-19 Pandemic.
We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, and other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through our Noovie Audience Accelerator product and across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie and Noovie Arcade, in order to reach entertainment audiences beyond the theater. As of December 31, 2020, approximately 5.1 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second party data have resulted in first- and second-party data sets of approximately 171.0 million as of December 31, 2020. We have long-term ESAs (approximately 18.7 weighted average years based on pre-COVID-19 attendance levels) with the founding members and multi-year agreements with network affiliates, which expire at various dates between March 31, 2021 and July 22, 2031. The weighted average remaining term (based on pre-COVID-19 attendance levels) of the ESAs and the network affiliate agreements is 16.3 years as of December 31, 2020. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Notes to the Selected Historical Financial and Operating Data” above, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, national and local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.
Recent Developments
COVID-19—Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic in March 2020, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed and almost all of the theaters within our network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the approximate six months that the theaters were closed. Major motion picture releases expected to occur during the temporary closure period were delayed until 2021 or have been released directly to alternative delivery methods bypassing the theater entirely.
On September 4, 2020 the Company resumed advertising within the theaters that were open in our network; however, in-theater advertising revenue continues to be adversely impacted as attendance at the reopened theaters has been much less than normal given COVID-19 restrictions around patron capacity limitations and a continued lack of new major motion picture releases. In October 2020, Regal announced the re-closure of its theaters in the United States. As of December 31, 2020, 40.5% of the theaters within our network had reopened. Many of the open theaters are operating at reduced hours and offering a limited number of movie showtimes and attendance at open theaters has not returned to historical levels. The results of operations for the year ended December 31, 2020 were significantly impacted by the COVID-19 Pandemic.
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
During the temporary theater closures, when we were not running advertising, we temporarily furloughed approximately 30% of our staff and temporarily reduced the pay of the remaining employees by up to 50%, which in aggregate reduced our compensation expense by 50% (“Temporary Salary and Wage Reductions”). In response to the reopening of a portion of our network, we brought back most of our staff from furlough and reduced schedules by August 31, 2020. Most of the salary reductions remained in place.
Given the limited attendance levels and expected delay in new movie releases since September 2020, we have continued to re-implement a combination of temporary furloughs, permanent layoffs and further salary reductions. As of the filing date, almost 20% of our current headcount is on furlough, over 20% of our current headcount is on reduced pay and schedules of 50%-60% and almost all remaining employees are at salary reductions of up to 20%. Further, since the start of the COVID-19 Pandemic we have permanently reduced our total headcount by over 20% from pre-COVID-19 Pandemic headcount levels.
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
•Strategically worked with our vendors, and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 Pandemic;
•Decreased our quarterly dividend to $0.07 per share for the first three quarters of 2020 and to $0.05 for the fourth quarter of 2020 from $0.19 per share in the fourth quarter of 2019. When compared to the fourth quarter of 2019 this results in a cash savings of $10.9 million in the fourth quarter of 2020 and year to date cash savings of $39.1 million for NCM, Inc.; and
•Introduced an active cash management process, which, among other things, requires CEO approval of all outgoing payments.
The Company's ability to normalize operations is dependent upon the reopening of the remaining theaters within our network, the release of major motion pictures to the theaters, and the attendance of theater patrons. As of the filing date, multiple COVID-19 vaccines have been developed and immunizations have commenced throughout the United States and cases of the COVID-19 virus are decreasing from the peak numbers experienced in late 2020. However, there can be no assurance of when theaters within our network will return to normal operations, that the theaters which have reopened will remain open or that patrons will return to the theaters at historical levels.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that our founding members and network affiliates will rebound and attendance figures will benefit from pent-up social demand as state and local restrictions or other social distancing orders subside and people seek togetherness with a return to normalcy. However, the ultimate significance of the COVID-19 Pandemic, including the extent of the adverse impact on our financial and operational results, will be dictated by the currently unknowable duration of the pandemic, the effect of the pandemic on the overall economy and the advertising market and responsive governmental regulations, including mandated business closures which could recur after a reopening causing subsequent closure periods, social distancing guidelines, theater capacity restrictions, shifting movie slates, voluntary theater closures and the level of theater attendance. Our business also could be significantly affected should the disruptions caused by the COVID-19 Pandemic lead to changes in consumer behavior (such as the movie audience’s willingness to return to the movie theaters and the impacts of social distancing, facemask requirements and other measures on the movie going experience), or further reductions or impacts to the customary theatrical release window. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business, particularly over the near to medium term. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Financing—In March 2020, we drew down an additional $110.0 million on our revolving credit facility increasing our cash and marketable securities balance to $215.3 million as of March 26, 2020 ($132.2 million at NCM LLC). As of December 31, 2020, our cash and marketable securities balance was $181.8 million ($123.9 million at NCM LLC) and our trade accounts receivable outstanding, net of the allowance for doubtful accounts, was $16.2 million. The $123.9 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
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
On March 8, 2021, NCM LLC entered into an additional amendment to its Credit Agreement, dated as of June 20, 2018 (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for: (i) certain modifications to the negative covenants; (ii) a waiver of non-compliance with the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the quarter ended June 30, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 6.75 to 1.00 and 5.50 to 1.00, respectively, for the quarter ending on or about September 29, 2022, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception. The Credit Agreement Second Amendment also: (i) grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders (the “Additional Collateral”) and (ii) increases the applicable margin of the existing term loans and revolving loans issued under the Credit Agreement in an amount equal to 1.00%. Additionally, pursuant to the terms of the Credit Agreement Second Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about September 29, 2022, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less.
In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC will incur new incremental term loans (the “New Incremental Loans”) in an aggregate principal amount of $50.0 million, the proceeds of which will be used for general corporate purposes. The New Incremental Loans will have substantially similar terms to the existing term loans (after giving effect the Credit Agreement Second Amendment), except that the New Incremental Loans will: (i) have a cash interest rate of LIBOR plus 8.00%, (ii) have a maturity of December 20, 2024, and (iii) be subject to prepayment premiums if NCM LLC prepays the New Incremental Loans before maturity.
In connection with the grant of the Additional Collateral to the lenders under the Credit Agreement, NCM LLC concurrently entered into an amendment to the Security Agreement, dated as of October 8, 2019 made by NCM LLC, as issuer, in favor of JPMorgan Chase Bank, N.A., as collateral agent, relating to that certain Indenture, dated as of October 8, 2019, between NCM LLC, as issuer and Wells Fargo Bank, National Association, as trustee, relating to NCM LLC’s Senior Secured Notes due 2028. This amendment grants a security interest in the Additional Collateral for the benefit of the holders of the Secured Notes.
Taxes—On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic commonly referred to as the CARES Act. We currently have recognized or expect to recognize the following benefits under the CARES Act:
•Deferral of the payment of the 6.2% FICA portion of Company’s payroll taxes beginning on the enactment date through December 31, 2020 until the end of 2021 for one-half of the tax and the remaining half to the end of 2022. The Company deferred $1.3 million in qualifying payments in the year ended December 31, 2020, respectively; and
•A refundable Employee Retention Payroll Tax Credit for the Company’s portion of the 6.2% FICA payroll tax for certain qualifying employees from March 13, 2020 through December 31, 2020.
The Company will continue to monitor the provisions of the CARES Act and associated regulations and any other government action and intends to seek available potential benefits that would positively impact the Company.
Due to the impact of the COVID-19 Pandemic on the Company’s operations in 2020 and expected continued impact in 2021, the Company expects that it will generate a three-year cumulative pre-tax book loss during 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis of the realizability of its deferred tax assets, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. The Company increased the valuation allowance against certain deferred tax assets, generating $139.0 million of additional income tax expense in the year ended December 31, 2020. The Company recorded a corresponding $151.9 million reduction to the ‘Payable to founding members under the tax receivable agreement’ equal to the portion of the payable related to 90% of the amortization of the expected benefits from the realization of the deferred tax assets deemed not more-likely-than-not to be realized as of December 31, 2020. The reduction to the payable to founding members under the tax receivable agreement was recorded as a gain of $151.9 million within non-operating income within the Consolidated Statements of Income. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to founding members under the tax receivable agreement which would increase to reflect future payments to the founding members at that time.
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

	Years Ended		% Change
($ in millions)	Dec. 31, 2020	Dec. 26, 2019	2019 to 2020
Revenue	$90.4	$444.8	(79.7)%
Operating expenses:
Advertising	61.9	177.8	(65.2)%
Network, administrative and unallocated costs	89.5	105.7	(15.3)%
Total operating expenses	151.4	283.5	(46.6)%
Operating (loss) income	(61.0)	161.3	(137.8)%
Non-operating (income) expense	(96.9)	62.2	(255.8)%
Income tax expense	162.2	12.4	1208.1%
Net (loss) income attributable to noncontrolling interests	(60.9)	50.6	(220.4)%
Net (loss) income attributable to NCM, Inc.	$(65.4)	$36.1	(281.2)%

Net (loss) income per NCM, Inc. basic share	$(0.84)	$0.47	(278.7)%
Net (loss) income per NCM, Inc. diluted share	$(0.84)	$0.46	(282.6)%

Adjusted OIBDA	$(19.4)	$207.5	(109.3)%
Adjusted OIBDA margin	(21.5)%	46.7%	(68.2)%
Total theater attendance (in millions) (1)	138.2	651.4	(78.8)%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters that are currently part of another cinema advertising network for certain periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
Our Network—The net screens added to our network by the founding members and network affiliates during 2020 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 26, 2019	16,880	4,328	21,208
Lost affiliates, net of new affiliates (1)	—	(193)	(193)
Closures, net of openings (2)	(365)	(200)	(565)
Balance as of December 31, 2020	16,515	3,935	20,450

(1)Represents the loss of five of our affiliates that did not renew their contracts resulting in a reduction of 203 affiliate screens to our network, offset by the addition of two new affiliates which added 10 new screens to our network during the year ended December 31, 2020.
(2)Excludes temporary theater closures in response to the COVID-19 Pandemic.

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
Basis of Presentation
Prior to the completion of our IPO, NCM LLC was wholly-owned by its founding members. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from NCM LLC’s founding members and became a member of and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and NCM LLC’s founding members after the completion of these transactions.
The results of operations data discussed herein were derived from the audited Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2019 contained 52 weeks and fiscal year 2020 contained 53 weeks. Our 2021 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 31, 2020	2020
December 26, 2019	2019
Results of Operations
Fiscal Years 2020 and 2019
Revenue. Total revenue decreased $354.4 million, or 79.7%, from $444.8 million for 2019 to $90.4 million for 2020. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2020	2019	2019 to 2020	2019 to 2020
National and regional advertising revenue	$66.7	$348.9	$(282.2)	(80.9)%
Local advertising revenue	17.5	66.9	(49.4)	(73.8)%
Founding member advertising revenue from beverage concessionaire agreements	6.2	29.0	(22.8)	(78.6)%
Total revenue	$90.4	$444.8	$(354.4)	(79.7)%
The following table shows data on revenue per attendee for 2020 and 2019:

	Fiscal Year		% Change
	2020	2019	2019 to 2020
National and regional advertising revenue per attendee	$0.483	$0.536	(9.9)%
Local advertising revenue per attendee	$0.127	$0.103	23.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.609	$0.638	(4.6)%
Total advertising revenue per attendee	$0.654	$0.683	(4.2)%
Total theater attendance (in millions) (1)	138.2	651.4	(78.8)%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with certain AMC Rave, AMC Carmike and Cinemark Rave theaters for certain periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
National and regional advertising revenue.  The $282.2 million, or 80.9%, decrease in national and regional advertising revenue (excluding beverage revenue from founding members) was primarily due to an 80.8% decrease in impressions sold due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic preventing the Company from displaying in-theater advertising beginning in mid-March 2020 until the beginning of September 2020. Nearly 60% of our network remained closed and attendance was significantly below historical levels at the open theaters through the rest of 2020. National advertising CPMs for the impressions delivered for the portion of the year ended December 31, 2020 the theaters were open decreased 17.2% driven by a change in the mix of clients with a higher proportion of upfront clients and fewer higher CPM scatter market and content partner clients in the year ended December 31, 2020, as compared to the year ended December 31, 2019. The scatter market represents inventory not included within an upfront or content partner commitment sold closer to the advertisement air date for typically higher CPMs.
Local advertising revenue. The $49.4 million, or 73.8%, decrease in local advertising revenue was primarily due to the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic preventing the Company from displaying in-theater advertising beginning in mid-March 2020 until the beginning of September 2020.

Nearly 60% of our network remained closed and attendance was significantly below historical levels at the open theaters through the rest of 2020.
Founding member beverage revenue. The $22.8 million, or 78.6%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 79.0% decrease in founding member attendance for the year ended December 31, 2020, as compared to the year ended December 26, 2019, due to the temporary theater closures described above related to the COVID-19 Pandemic and fewer theaters open in our network through the end of 2020.
Operating expenses. Total operating expenses decreased $132.1 million, or 46.6%, from $283.5 million for 2019 to $151.4 million for 2020.  The following table shows the changes in operating expense for 2019 and 2020 (in millions):

	Fiscal Year		$ Change	% Change
	2020	2019	2019 to 2020	2019 to 2020
Advertising operating costs	$10.3	$38.3	$(28.0)	(73.1)%
Network costs	8.6	13.5	(4.9)	(36.3)%
Theater access fees and revenue share—founding members	24.6	82.7	(58.1)	(70.3)%
Selling and marketing costs	37.6	64.9	(27.3)	(42.1)%
Administrative and other costs	30.9	43.8	(12.9)	(29.5)%
Impairment of long-lived assets	1.7	—	1.7	100.0%
Depreciation expense	13.1	13.6	(0.5)	(3.7)%
Amortization of intangibles recorded for network theater screen leases	24.6	26.7	(2.1)	(7.9)%
Total operating expenses	$151.4	$283.5	$(132.1)	(46.6)%
Advertising operating costs. Advertising operating costs decreased $28.0 million, or 73.1%, from $38.3 million for the year ended December 26, 2019 to $10.3 million for the year ended December 31, 2020. The decrease was due to a $26.5 million decrease in advertising affiliate expense due to lower revenue in 2020 due to the COVID-19 Pandemic, a $1.0 million decrease in personnel related expenses primarily due to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic and a $0.4 million decrease in onscreen production expense related to the corresponding lower revenue in 2020, compared to 2019.
Network costs. Network costs decreased $4.9 million, or 36.3%, from $13.5 million for the year ended December 26, 2019 to $8.6 million for the year ended December 31, 2020. The decrease was primarily related to a $3.7 million decrease in personnel related expenses related to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic, a $0.6 million decrease in maintenance expense primarily related to our DCN due to the temporary closures of theaters within our network in response to the COVID-19 Pandemic and a $0.3 million decrease related to non-essential operating expenditures, including employee travel that was suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased $58.1 million, or 70.3%, from $82.7 million for the year ended December 26, 2019 to $24.6 million for the year ended December 31, 2020. The decrease was primarily due to a 79.0% decrease in founding member attendance for the year ended December 31, 2020, as compared to year ended December 26, 2019, and fewer active founding member screens due to the temporary closure of founding member theaters in response to the COVID-19 Pandemic. The Company did not owe the founding members any theater access fees for the period the theaters were not open. This decrease was partially offset by $1.8 million of higher expense in the year ended December 31, 2020 related to fees owed to Cinemark and Regal as compensation for post-showtime advertising in accordance with the 2019 ESA Amendments.
Selling and marketing costs. Selling and marketing costs decreased $27.3 million, or 42.1%, from $64.9 million for the year ended December 26, 2019 to $37.6 million for the year ended December 31, 2020. This decrease was primarily related to a $16.4 million decrease in personnel related expenses primarily due to a decrease in commission and bonus expense from the revenue declines during 2020, as compared to 2019, as well as other lower personnel related expenses related to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic. Selling and marketing costs also decreased 1) $5.8 million related to non-essential operating expenditures, including marketing, research, consulting and employee travel that were suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic, 2) $2.0 million due to a decrease in barter expense in 2020, compared to 2019, 3) $2.0 million due to non-cash impairment expense realized in the third quarter of 2019 related to investments obtained in prior years in exchange for advertising services and 4) $1.8 million due to a decrease in bad debt expense and production and royalty related costs resulting from lower revenue in 2020, compared to 2019. These decreases were partially offset by a $1.8 million increase in expense associated with our Noovie® Audience Accelerator service offering in 2020, compared to 2019.
Administrative and other costs. Administrative and other costs decreased $12.9 million, or 29.5%, from $43.8 million for the year ended December 26, 2019 to $30.9 million for the year ended December 31, 2020. Administrative and other costs decreased primarily due to a $9.6 million decrease in personnel related expenses due to the Temporary Salary and Wage Reductions implemented in response to the COVID-19 Pandemic and a decrease in performance-based compensation expense related to lower projected performance against internal bonus and performance-based restricted stock targets as of December 31, 2020, as compared to December 26, 2019. Administrative and other costs also decreased 1) $1.5 million due to a decrease in consulting services, 2) $0.8 million due to a decrease in non-essential operating expenditures, including employee travel that was suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic and 3) $0.4 million due to a decrease in CEO transition fees related to costs incurred in the year ended December 26, 2019.
Impairment of long-lived assets. Impairment of long-lived assets increased $1.7 million, or 100.0%, from $0.0 million in the year ended December 26, 2019 to $1.7 million in the year ended December 31, 2020. This increase in impairment expense was primarily related to the write-off of certain long-lived assets during the year ended December 31, 2020.
Depreciation expense. Depreciation expense decreased $0.5 million, or 3.7%, from $13.6 million for the year ended December 26, 2019 to $13.1 million for the year ended December 31, 2020, as assets became fully depreciated.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases decreased $2.1 million, or 7.9%, from $26.7 million for the year ended December 26, 2019, to $24.6 million for the year ended December 31, 2020, primarily due to the four-year extension of the contractual life of the intangible assets for Cinemark and Regal following the 2019 ESA Amendments at the end of the third quarter of 2019.

Non-operating (income) expense.  Total non-operating income increased $159.1 million, or 255.8%, from non-operating expense of $62.2 million in 2019 to non-operating income of $96.9 million in 2020.  The following table shows the changes in non-operating (income) expense for 2020 and 2019 (in millions):

	Fiscal Year		$ Change	% Change
	2020	2019	2019 to 2020	2019 to 2020
Interest on borrowings	$55.8	$58.0	$(2.2)	(3.8)%
Interest income	(0.6)	(2.1)	1.5	(71.4)%
Loss on modification and retirement of debt, net	0.4	5.6	(5.2)	NM
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(152.7)	1.1	(153.8)	NM
Other non-operating expense (income)	0.2	(0.4)	0.6	150.0%
Total non-operating (income) expense	$(96.9)	$62.2	$(159.1)	(255.8)%

NM = Not meaningful.

The increase in non-operating income from non-operating expense was due primarily to 1) the $153.8 million increase in the gain on the re-measurement of the payable to the founding members which was due primarily to the decrease in our payable to the founding members under the tax receivable agreement resulting from an increase in the valuation allowance against certain of our deferred tax assets, 2) a $5.2 million decrease in the loss on modification and retirement of debt, net related to a loss incurred in the fourth quarter of 2019 upon the early retirement of our Notes due 2022 and 3) a $2.2 million decrease in interest on borrowings due to a 0.65% decrease in the weighted average interest rate, partially offset by an increase in the weighted average balance of debt outstanding for the year ended December 31, 2020, compared to the year ended December 26, 2019. These decreases in non-operating expense were partially offset by a $1.5 million decrease in interest income on the Company's marketable securities due to a decrease in the outstanding balance of the underlying securities and a decrease in the rate of return.
Income tax expense. Income tax expense increased $149.8 million primarily related to an increase in the valuation allowance against certain of our deferred income tax assets recognized as of December 31, 2020 as discussed within the 'Recent Developments' section.
Net loss. Net loss increased $101.5 million from net income of $36.1 million for the year ended December 26, 2019 to net loss of $65.4 million for the year ended December 31, 2020. The increase in net loss was due to a $222.3 million increase in operating loss and a $149.8 million increase in income tax expense, partially offset by a $159.1 million decrease in non-operating expenses and a $111.5 million increase in net loss attributable to noncontrolling interests.
Known Trends and Uncertainties
COVID-19—As discussed within the 'Recent Developments' section, due to the COVID-19 Pandemic, the Company was unable to advertise in the theaters, and thus unable to generate the majority of its revenue, for the approximate six months of 2020 that the theaters were closed. The Company's ability to advertise within the reopened theaters has been and will continue to be limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, are not incurred when theaters are closed and attendance-based fees will be reduced for the period of time that attendance is lower than historical levels.
Due to the rapidly changing business environment, unprecedented market volatility, and other circumstances resulting from the COVID-19 Pandemic, we are currently unable to fully determine the extent of the COVID-19 Pandemic’s impact on our business in future periods. However, we are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the years ended 2020 and 2019, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements.  The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. The CPM on our beverage concessionaire revenue related to AMC in 2021 will not change compared to 2020. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers will instead increase at a fixed rate of 2.0% each year.
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
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, the Company was unable to advertise in the theaters, and thus generate the majority of its revenue, for the approximate six months that the theaters were generally closed and many theaters in our network remain closed. The Company’s ability to advertise within the reopened theaters has been and will continue to be limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company will have limited cash receipts until the full network of theaters reopen, major motion pictures are released and theater patrons feel comfortable returning to the theaters allowing attendance levels to normalize. Further, once the above conditions are met there will be a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also has reduced cash payments during the period theaters within the Company's network are closed or attendance levels are low as expenses related to theater attendance are either not incurred or incurred at lower levels (i.e. theater access fees, Platinum Spot revenue share and network affiliate revenue share payments). The Company also implemented a number of cost-saving measures in order to preserve cash as further outlined within the ‘Recent Developments’ section above. In March 2020, we drew down an additional $110.0 million on our revolving credit facility. The $123.9 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
In accordance with the Credit Agreement Amendment and Credit Agreement Second Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the third quarter of 2022, NCM LLC must maintain a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of December 31, 2020, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended. Management believes the Company can meet its obligations, including all working capital requirements, interest and debt service payments and capital expenditures within the twelve months following the date of issuance of the accompanying financial statements, based on its current financial position and liquidity sources, including current cash balances, the additional proceeds under the term loan and forecasted future cash flows.
A summary of our financial liquidity is as follows (in millions)

	Years Ended		$ Change
	December 31, 2020	December 26, 2019	2019 to 2020
Cash, cash equivalents and marketable securities (1)	$181.8	$80.9	$100.9
Revolver availability (2)	4.4	132.4	(128.0)
Total liquidity	$186.2	$213.3	$(27.1)

(1)Included in cash and cash equivalents as of December 31, 2020 and December 26, 2019 there was $123.9 million and $11.4 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the Senior Secured Credit Facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of December 31, 2020 and December 26, 2019. As of December 31, 2020 and December 26, 2019, the amount available under the NCM LLC revolving credit facility in the table above, was net of the amount outstanding under the revolving credit facility of $167.0 million and $39.0 million, respectively, and net letters of credit of $3.6 million and $3.6 million, respectively.
We have generated and used cash as follows (in millions):

	Years Ended
	2020	2019
Operating cash flow	$55.3	$143.6
Investing cash flow	$15.6	$1.6
Financing cash flow	$53.5	$(130.7)
Cash Flows – Fiscal Years 2020 and 2019
Operating Activities. The $88.3 million decrease in cash provided by operating activities for 2020, compared to 2019 was primarily due to 1) a $213.0 million decrease in consolidated net income due the temporary closure of almost all the theaters within our network in response to the COVID-19 Pandemic during the period, 2) a $22.1 million larger decrease in accounts payable and accrued expenses during 2020 as compared to 2019, related to the decrease in operating expenses for the corresponding periods as described above, 3) a $11.9 million decrease in founding member integration and other encumbered theater payments, 4) a $6.2 million decrease in amounts due to founding members, 5) a $5.2 million decrease on the loss on modification and retirement of debt, and 6) a $3.5 million increase in the noncash gain on the remeasurement of the payable to founding members under the TRA, net of the increase in income tax expense, as described above, for 2020, compared to 2019. These decreases in cash provided by operating activities were partially offset by $178.9 million larger decrease in the accounts receivable balance during 2020, as compared to 2019, related to the collection of the accounts receivable balance and the decrease in revenue described above.
Investing Activities. The $14.0 million increase in cash provided by investing activities for 2020, compared to 2019 was primarily due to a $13.6 million decrease in the purchase of marketable securities, net of proceeds and a $6.0 million decrease in purchases of property and equipment in 2020, compared to 2019 driven by the Company's measures to preserve cash in response to the COVID-19 Pandemic, partially offset by a $5.6 million decrease in proceeds from the founding member notes receivable.
Financing Activities. The $184.2 million increase in cash provided by financing activities for 2020, compared to 2019 was primarily due to a $116.0 million increase in proceeds from our revolving credit facility, net of repayments made early in 2020, in order to fund operations during the period of expected reduced cash flows due to the temporary closure of the theaters within NCM LLC's network to address the COVID-19 Pandemic. The increase was also due to a $21.6 million decrease in dividends paid related to the decrease in the dividend amounts declared from $0.68 per share during 2019 to $0.40 per share during 2020, a $35.1 million decrease in distributions to founding members in 2020, compared to 2019 and an $8.6 million increase related to the repurchase and repayment of the Notes due 2022 and the retired Notes due 2026, net of the issuance of the Notes due 2028.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 31, 2020 were $181.8 million (excluding $123.9 million of cash held by NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters are closed. The $123.9 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. shareholders. Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2019 and 2020 and the debt outstanding as of December 31, 2020.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members will be impacted by the temporary closure of our network theaters and may be deferred through the quarter ending September 29, 2022 or longer due to the limitations instituted by the Credit Agreement Amendment and Credit Agreement Second Amendment. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to the members of NCM LLC for the combined three months ended June 25, 2020, three months ended September 24, 2020 and three months ended December 31, 2020 was calculated as approximately negative $85.9 million, of which NCM, Inc.'s share is approximately negative $41.2 million. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement Amendment, there will be no available cash distributions made for the fourth quarter of 2020. These negative available cash distributions for 2020 are expected to be netted in accordance with the NCM LLC Operating Agreement against future positive available cash distributions after the Extended Covenant Waiver Holiday.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions to fund payments associated with the TRA with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on March 8, 2021 of $0.05 per share (approximately $3.9 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 22, 2021 to be paid on April 5, 2021. The Company will pay Cinemark, Regal and AMC $0.2 million, $0.4 million, and $0.3 million, respectively, in the first quarter of 2021 as the final payments pursuant to the TRA for the 2019 tax year. The Company does not expect to make a TRA payment in 2021 for the 2020 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.

Capital Expenditures
Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software and advertising proposal and inventory management, audience targeting and data management systems, equipment required for our Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to our network. Capital expenditures in 2020 were $11.2 million (including $4.6 million associated with digital product development; $2.4 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements; $2.0 million associated with upgrades to our existing systems related to the planned upgrade of our end-to-end order management and scheduling system; and $0.2 million associated with network affiliate additions) compared to $15.3 million (including $7.6 million associated with digital product development; $2.0 million associated with certain implementation and prepaid costs associated with Cloud Computing Arrangements related to the planned upgrade of our end-to-end order management and scheduling system; and $0.8 million associated with network affiliate additions) for the 2019 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within the founding members’ theaters have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the ESAs.
We expect to make approximately $8.0 million to $9.0 million of capital expenditures in fiscal 2021, including approximately $3.3 million for digital product development. We expect these digital products to allow us to capture exclusive first party data on our movie audiences and build our own foundational capabilities for digital ad buying, selling and serving. We also expect approximately $2.3 million of capital expenditures related to upgrades to our Digital Content Software distribution and content management software and our other internal management systems, including our proposal, inventory and data management systems, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. Our capital expenditures may increase as we add additional network affiliates. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.
Financings
On March 8, 2021, NCM LLC entered into an additional amendment to its Credit Agreement, dated as of June 20, 2018. Among other things, the Credit Agreement Second Amendment provides for: (i) certain modifications to the negative covenants;(ii) a waiver of non-compliance with the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the quarter ended June 30, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 6.75 to 1.00 and 5.50 to 1.00, respectively, for the quarter ending on or about September 29, 2022, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception. The Credit Agreement Second Amendment also: (i) grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders and (ii) increases the applicable margin of the existing term loans and revolving loans issued under the Credit Agreement in an amount equal to 1.00%. Additionally, pursuant to the terms of the Credit Agreement Second Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about September 29, 2022, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less.
In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC will incur new incremental term loans in an aggregate principal amount of $50.0 million, the proceeds of which will be used for general corporate purposes. The New Incremental Loans will have substantially similar terms to the existing term loans (after giving effect the Credit Agreement Amendment), except that the New Incremental Loans will: (i) have a cash interest rate of LIBOR plus 8.00%, (ii) have a maturity of December 20, 2024, and (iii) be subject to prepayment premiums if the Borrower prepays the New Incremental Loans before maturity.
In connection with the grant of the Additional Collateral to the lenders under the Credit Agreement, NCM LLC concurrently entered into an amendment to the Security Agreement, dated as of October 8, 2019 made by NCM LLC, as issuer, in favor of JPMorgan Chase Bank, N.A., as collateral agent, relating to that certain Indenture, dated as of October 8, 2019, between NCM LLC, as issuer and Wells Fargo Bank, National Association, as trustee, relating to NCM LLC’s Senior Secured Notes due 2028. This amendment grants a security interest in the Additional Collateral for the benefit of the holders of the Secured Notes.
On April 30, 2020, NCM LLC entered into the Credit Agreement Amendment to allow for the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021. The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its revolving credit facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the revolving credit facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing. As of December 31, 2020, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment.
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
In June 2018, we entered into a credit agreement to replace NCM LLC's previous senior secured credit facility. Consistent with the structure of the previous facility, the new credit agreement consists of a term loan facility and a revolving credit facility for $270.0 million and $175.0 million, respectively. The new agreement extended the maturity dates by 5.5 years to June 20, 2025 for the term loan facility and 3.5 years to June 20, 2023 for the revolving credit facility. The interest rate under the term loan facility is either the LIBOR index plus 3.00% or the base rate plus 2.00% and the rate under the revolving credit facility is either the LIBOR index plus an applicable margin ranging from 1.75%-2.25% or the base rate plus an applicable margin ranging from 0.75%-1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC. As of December 31, 2020, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility and a $266.6 million term loan, following NCM LLC's required principal amortization payments of $6.7 million which reduced the outstanding balance to $263.3 million from $270.0 million.
NCM LLC repurchased and canceled a total of $0.0 million and $5.0 million of the Notes due 2026 during 2020 and 2019, respectively, reducing the principal amount to $230.0 million as of December 31, 2020. These repurchases were treated as partial debt extinguishments and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.0 million and $0.3 million during the years ended December 31, 2020 and December 26, 2019, respectively. As of December 31, 2020 re-purchases to date are expected to result in interest savings to maturity of approximately $8.9 million.
As of December 31, 2020, the weighted average remaining maturity was 5.5 years. As of December 31, 2020, approximately 59% of our total borrowings bear interest at fixed rates. The remaining 41% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
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
Sensitivity Analysis.  As of December 31, 2020, our allowance for doubtful accounts was $2.3 million, or 12.5% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 31, 2020 would have affected net income attributable to NCM, Inc. by approximately $0.2 million.
Share-Based Compensation
Nature of Estimates Required.  NCM, Inc.’s 2020 Omnibus Equity Incentive Plan, 2016 Equity Incentive Plan and its 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plans”) are treated as equity plans under the provisions of Accounting Standards Codification ASC 718 – Compensation – Stock Compensation, and the determination of fair value of options, restricted stock and restricted stock units for accounting purposes requires that management make estimates and judgments. Stock options are granted using the Black-Scholes option pricing model to estimate the fair value of stock option grants, which was affected by our stock price and a number of assumptions, including expected term, expected volatility, risk-free interest rate and expected dividends.
The fair value of restricted stock and restricted stock units are based on the closing market price of our common stock on the date of grant. Restricted stock vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Restricted stock units vest after the completion of a service period of thirteen months. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, we estimate a forfeiture rate to reflect the potential separation of employees.
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
Income Taxes
Nature of Estimates Required.  We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements.  Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law.  Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company expects that it will generate a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020, the effect of which is expected to continue into 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. Therefore, as of December 31, 2020 we have a valuation allowance in the amount of $212.0 million against the deferred tax asset. As we do expect to generate pre-tax book income following the resolution of the COVID-19 Pandemic, we have not recorded any impact of the Net Business Interest Expense Limitation IRC § 163(j) on our payable to founding members under the TRA.
In addition, due to the basis differences resulting from our IPO-related transactions (including the TRA with the founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the TRA to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. Following the increase in the valuation allowance as of December 31, 2020, the Company recorded a corresponding $151.9 million reduction to the ‘Payable to founding members under the tax receivable agreement’ equal to the portion of the payable related to 90% of the amortization of the expected benefits from the realization of the deferred tax assets deemed not more-likely-than-not to be realized as of December 31, 2020. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to founding members under the tax receivable agreement which would increase to reflect future payments to the founding members at that time. The requirements of the TRA, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements. If we were to fail to meet certain of the requirements of the TRA, we could be subject to additional payments to taxing authorities or to the founding members.  We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the audited Consolidated Financial Statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
For fiscal 2020, our provision for income taxes was $162.2 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.
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
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 bear interest at fixed rates, and therefore are not subject to market risk. As of December 31, 2020, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our $263.3 million term loan. A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $4.3 million for an annual period on the $167.0 million and $263.3 million outstanding as of December 31, 2020 on our revolving credit facility and term loan, respectively.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates as of December 31, 2020 that has had the effect of reducing the Company's interest rate risk.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National CineMedia, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary (the “Company”) as of December 31, 2020 and December 26, 2019, the related consolidated statements of income, equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and December 26, 2019, the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 13—Commitments and Contingencies to the Consolidated Financial Statements, the Company changed its method of accounting for leases effective December 28, 2018 due to the adoption of Accounting Standards Codification Topic 842 – Leases.
Basis for Opinion
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which each relates.
Income Taxes – Tax Receivable Agreements — Refer to Notes 7 and 9 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company and the founding members entered into the Tax Receivable Agreement (“TRA”) at the time of the Company’s initial public offering. Under the terms of this agreement, the Company will make cash payments to the founding members in amounts equal to 90% of the Company’s actual tax benefit realized primarily from the tax amortization of the intangible assets described below, which is recorded as a deferred tax asset. For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing the Company’s actual income and franchise tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase in the Company’s proportionate share of tax basis in National CineMedia, LLC’s tangible and intangible assets had the Company not entered into the TRA. The TRA applies to the Company’s taxable years up to and including the 30th anniversary of the IPO. During the fiscal year ended December 31, 2020, the Company paid the founding members $12.8M for the 2019 tax year. In addition, changes in the deferred tax rate and in the Company’s realization assessment of its deferred tax assets, and therefore changes to future amounts probable to be paid under the TRA led to a re-measurement of the payable, resulting in a decrease of $152.7M during the fiscal year. At December 31, 2020, the Company’s payable to founding members under the TRA liability (“PFML”) was $33.5 million; of which $0.9 million is presented as a component of current liabilities and $32.6 million is presented as a component of non-current liabilities.
We identified the computation of adjustments to the PFML as a critical audit matter because of the complex calculations required to arrive at the correct tax basis upon which to calculate the corresponding PFML and deferred tax asset adjustments. This involved complexity in applying the tax law, and calculations of (a) incremental amortizable step-up in tax basis, (b) the iterative impact of the computation of adjustments to the PFML to owners and (c) the overall PFML. The amount of the PFML, as well as the timing of such payments, is dependent upon a number of complex items including: (i) the tax basis in the units of NCM LLC being issued as part of a common unit adjustment or exchanged for common stock of the Company, (ii) the allocation of the tax basis step up to the applicable assets, (iii) the amount and timing of taxable income the Company generates in future periods until the PFML is settled, (iv) the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis and (v) the amount and timing of tax attribute utilization on a with and without basis in accordance with the TRA.
How the Critical Audit Matter Was Addressed in the Audit
With the assistance of our income tax specialists, our audit procedures related to the computation of adjustments to the PFML included the following procedures, among others:
•We tested the effectiveness of controls over the computation of adjustments to the PFML and deferred tax asset.
•We read the individual TRA and Exhibitor Services Agreement to compare the terms in each agreement for consistency with the mathematical model used by management to calculate the adjustments to the PFML and deferred tax asset.
•We evaluated management’s computation of adjustments to the year-end balance of the PFML amount by recalculating the PFML at the end of the year, taking into account the various unit exchanges occurring during the year as well as the additions in the PFML for each Common Unit Adjustment.
•We analyzed the impact of any taxable income limitations on the PFML.
•We prepared our own model to independently recompute the PFML and compare to the recorded balance.
•We reconciled realization of tax payments and deductions to the PFML.
Income Taxes – Deferred Tax Asset Realizability — Refer to Notes 7 and 9 to the consolidated financial statements
Critical Audit Matter Description
The Company accounts for income taxes under the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to be recovered or settled pursuant to the provisions of ASC 740 – Income Taxes. The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred tax assets will not be realized. As of December 31, 2020, the Company reported a gross deferred tax asset of $212.0 million. The Company considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized under ASC 740 as of December 31, 2020. Based on all available evidence, including the Company’s expectation that it will generate a three-year cumulative pre-tax book loss during 2021, the Company concluded that it is more likely than not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. The Company increased the valuation allowance against certain deferred tax assets by $139.0 million as of December 31, 2020.
We identified the assessment of the realizability of the remaining net deferred tax assets as a critical audit matter because of the significant judgments and complex estimates required in evaluating the need for a valuation allowance. This involved complexity in applying the tax law, considering all available evidence, and evaluating the Company’s three-year cumulative pre-tax book income (loss), including forecasted quarterly pre-tax book income (loss) through 2021. The realizability of the net deferred tax asset, as well as the need for a valuation allowance, is dependent upon a number of complex items including: (i) the weight assigned to the evidence based on the degree to which it is objectively verifiable and (ii) forecasting pre-tax book income (loss) through 2021 in a highly uncertain environment.
How the Critical Audit Matter Was Addressed in the Audit
With the assistance of our income tax specialists, our audit procedures related to the realizability of the deferred tax assets included the following procedures, among others:

•We tested the effectiveness of internal controls over the calculation of the valuation of deferred tax assets including the controls over the Company’s consideration of positive and negative evidence.
•We evaluated whether the sources of management’s positive and negative evidence were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law to confirm completeness.
•We tested management’s weighted forecast considerations by comparing and evaluating objectively verifiable evidence and subjective evidence.
•We evaluated management’s computation of the cumulative pre-tax book income position including actual and forecasted pre-tax book income amounts.
•We evaluated the Company’s “more likely than not” conclusion with regard to the realizability of deferred tax assets and recomputed the valuation allowance for those that were not considered realizable.
•We consulted with our accounting experts as to the appropriateness of the analysis performed and the conclusions reached.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 8, 2021

We have served as the Company's auditor since 2006.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 31, 2020	December 26, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$180.3	$55.9
Short-term marketable securities	0.3	17.5
Receivables, net of allowance of $2.3 and $6.2, respectively	16.2	170.8
Amounts due from founding members, net	—	6.6
Prepaid expenses and other current assets	3.1	3.5
Total current assets	199.9	254.3
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $77.7 and $70.7, respectively	27.5	33.2
Intangible assets, net of accumulated amortization of $223.0 and $198.9, respectively	627.8	643.7
Deferred tax assets, net of valuation allowance of $212.0 and $81.6, respectively	—	162.1
Other investments	0.8	1.0
Long-term marketable securities	1.2	7.5
Debt issuance costs, net	3.3	3.9
Other assets	25.7	24.3
Total non-current assets	686.3	875.7
TOTAL ASSETS	$886.2	$1,130.0
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$2.0	$36.8
Payable to founding members under the TRA (related party payables of $0.6 and $10.3, respectively)	0.9	14.2
Accrued expenses	19.0	22.1
Accrued payroll and related expenses	4.8	13.8
Accounts payable	13.7	20.7
Deferred revenue	5.1	7.6
Short-term debt	2.7	2.7
Other current liabilities	1.8	1.6
Total current liabilities	50.0	119.5
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.0 and $9.0, respectively	1,049.6	923.9
Payable to founding members under the TRA (related party payables of $23.7 and $133.5, respectively)	32.6	183.8
Other liabilities	22.6	24.0
Total non-current liabilities	1,104.8	1,131.7
Total liabilities	1,154.8	1,251.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 78,040,818 and 77,568,986 issued and outstanding, respectively	0.8	0.8
Additional paid in capital (deficit)	(207.5)	(209.2)
Retained earnings (distributions in excess of earnings)	(266.4)	(171.1)
Total NCM, Inc. stockholders’ equity/(deficit)	(473.1)	(379.5)
Noncontrolling interests	204.5	258.3
Total equity/(deficit)	(268.6)	(121.2)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$886.2	$1,130.0
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	Years Ended
	December 31, 2020	December 26, 2019
Revenue (including revenue from related parties of $4.9 and $23.0, respectively)	$90.4	$444.8
OPERATING EXPENSES:
Advertising operating costs	10.3	38.3
Network costs	8.6	13.5
Theater access fees and revenue share to founding members (including fees to related parties of $16.0 and $56.6, respectively)	24.6	82.7
Selling and marketing costs	37.6	64.9
Administrative and other costs	30.9	43.8
Impairment of long-lived assets	1.7	—
Depreciation expense	13.1	13.6
Amortization of intangibles recorded for network theater screen leases	24.6	26.7
Total	151.4	283.5
OPERATING (LOSS) INCOME	(61.0)	161.3
NON-OPERATING EXPENSES:
Interest on borrowings	55.8	58.0
Interest income	(0.6)	(2.1)
Loss on early retirement of debt, net	0.4	5.6
(Gain) loss on re-measurement of the payable to founding members under the TRA	(152.7)	1.1
Other non-operating expense (income)	0.2	(0.4)
Total	(96.9)	62.2
INCOME BEFORE INCOME TAXES	35.9	99.1
Income tax expense	162.2	12.4
CONSOLIDATED NET (LOSS) INCOME	(126.3)	86.7
Less: Net (loss) income attributable to noncontrolling interests	(60.9)	50.6
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(65.4)	36.1
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(65.4)	$36.1

NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.84)	$0.47
Diluted	$(0.84)	$0.46

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	77,955,675	77,345,577
Diluted	77,955,675	77,782,567

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)
(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
	Consolidated	Shares	Amount
Balance—December 27, 2018	$(89.2)	76,976,398	$0.8	$(215.2)	$(153.6)	$278.8
Distributions to founding members	(76.4)	—	—	—	—	(76.4)
NCM LLC equity issued for purchase of intangible asset	7.6	—	—	3.7	—	3.9
Income tax and other impacts of NCM LLC ownership changes	(0.7)	—	—	(0.7)	—	—
Issuance of shares to founding members	1.7	197,118	—	1.7	—	—
NCM, Inc. investment in NCM LLC	(1.7)	—	—	(1.7)	—	—
Comprehensive income, net of tax	86.7	—	—	—	36.1	50.6
Share-based compensation issued	(1.3)	395,470	—	(1.3)	—	—
Share-based compensation expense/capitalized	5.7	—	—	4.3	—	1.4
Cash dividends declared $0.68 per share	(53.6)	—	—	—	(53.6)	—
Balance—December 26, 2019	$(121.2)	77,568,986	$0.8	$(209.2)	$(171.1)	$258.3
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	2.9	—	—	—	1.2	1.7
Distributions to founding members	(4.4)	—	—	—	—	(4.4)
NCM LLC equity issued for purchase of intangible asset	10.5	—	—	5.0	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(0.5)	—	—	(3.9)	—	3.4
Comprehensive loss, net of tax	(126.3)	—	—	—	(65.4)	(60.9)
Share-based compensation issued	(1.0)	471,832	—	(1.0)	—	—
Share-based compensation expense/capitalized	2.5	—	—	1.6	—	0.9
Cash dividends declared $0.40 per share	(31.1)	—	—	—	(31.1)	—
Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 31, 2020	December 26, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(126.3)	$86.7
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Deferred income tax expense	162.4	12.1
Depreciation expense	13.1	13.6
Amortization of intangibles recorded for network theater screens	24.6	26.7
Non-cash share-based compensation	2.2	5.5
Impairment of long-lived assets	1.7	—
Impairment on investment	—	2.0
Amortization of debt issuance costs	2.5	2.6
Loss on early retirement of debt, net	0.4	5.6
Non-cash (gain) loss on re-measurement of the payable to founding members under the TRA	(152.7)	1.1
Other	0.1	(1.0)
Founding member integration and encumbered theater payments (including payments from related parties of $0.1 and $0.8, respectively)	9.8	21.7
Payment to founding members under the TRA	(12.8)	(15.1)
Other cash flows from operating activities, net	(0.1)	(0.4)
Changes in operating assets and liabilities:
Receivables, net	158.0	(20.9)
Accounts payable and accrued expenses	(18.5)	3.6
Amounts due to founding members, net	(4.1)	2.1
Deferred revenue	(2.5)	0.3
Other, net	(2.5)	(2.6)
Net cash provided by operating activities	55.3	143.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8.0)	(14.0)
Purchases of marketable securities	(8.2)	(24.5)
Proceeds from sale and maturities of marketable securities	31.8	34.5
Proceeds from notes receivable - founding members (including payments from related parties of $0.0 and $4.2, respectively)	—	5.6
Net cash provided by investing activities	15.6	1.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(32.0)	(53.6)
Proceeds from revolving credit facility	210.0	169.0
Repayments of revolving credit facility	(82.0)	(157.0)
Repayments of term loan facility	(3.4)	(2.7)
Repayment of Senior Notes due 2022 and 2026	—	(408.6)
Proceeds from issuance of Senior Notes due 2028	—	400.0
Payment of debt issuance costs	(1.3)	(4.6)
Distributions to founding members	(36.8)	(71.9)
Repurchase of stock for restricted stock tax withholding	(1.0)	(1.3)
Net cash provided by (used in) financing activities	53.5	(130.7)
CHANGE IN CASH AND CASH EQUIVALENTS	124.4	14.5
Cash and cash equivalents at beginning of period	55.9	41.4
Cash and cash equivalents at end of period	$180.3	$55.9
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years Ended
	December 31, 2020	December 26, 2019
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.5	$7.6
Accrued distributions to founding members (including accrued payments due from related parties of $0.0 and $32.4, respectively)	$—	$32.4
Accrued integration and other encumbered theater payments from founding members (including accrued payments due from related parties of $0.0 and $0.1, respectively)	$—	$8.4
Purchase of subsidiary equity with NCM, Inc. equity	$—	$1.7
Accrued purchases of property and equipment	$1.2	$0.4
(Decrease) increase in dividend equivalent accrual not requiring cash in the period	$(0.1)	$0.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$54.6	$54.3
Cash paid for income taxes, net of refunds	$0.5	$0.1

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCM, Inc. was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of NCM LLC, a limited liability company owned by NCM, Inc., Cinemark, Regal and AMC. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the founding members and certain third-party network affiliates, under long-term network affiliate agreements. Beginning in mid-March 2020, each of the Company’s founding members and all of its network affiliates announced that their theaters would be temporarily closed to address the COVID-19 Pandemic and almost all of the theaters within the Company’s network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the period that the theaters were closed. On September 4, 2020, the Company resumed advertising within the theaters that were open in its network, however, in-theater advertising revenue continues to be adversely impacted as attendance remains lower than historical levels due to government restrictions including mandated patron capacity limitations and a continued lack of new major motion picture releases. In October 2020, Regal announced the re-closure of its theaters in the United States. As of December 31, 2020, 40.5% of the theaters within the Company’s network were open.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments. The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based on pre-COVID-19 attendance levels) of approximately 18.7 as of December 31, 2020. The network affiliate agreements expire at various dates between March 31, 2021 and July 22, 2031. The weighted average remaining term (based on pre-COVID-19 attendance levels) of the ESAs and the network affiliate agreements together is 16.3 years as of December 31, 2020.
As of December 31, 2020, NCM LLC had 162,572,146 common membership units outstanding, of which 78,040,818 (48.0%) were owned by NCM, Inc., 42,290,694 (26.0%) were owned by Regal, 40,850,068 (25.1%) were owned by Cinemark and 1,390,566 (0.9%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
Significant Accounting Policies
Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2019 contained 52 weeks and 2020 contained 53 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 31, 2020	2020
December 26, 2019	2019
Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S., as well

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through our Noovie Audience Accelerator product and across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie and Noovie Arcade, in order to reach entertainment audiences beyond the theater. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.
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
Advertising Costs—Advertising-related costs incurred promoting the Company's digital products are included within “Selling and marketing costs” on the audited Consolidated Statements of Income. The Company recognized advertising costs of $0.2 million and $1.2 million for the years ended December 31, 2020 and December 26, 2019, respectively. These costs are expensed when incurred.
Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities.  There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution. The Company has elected the fair value option for valuing its cash equivalents. The cash equivalents are valued at fair value at each balance sheet date and the change in value from the prior period is recognized within “Other non-operating income (loss)” on the audited Consolidated Statements of Income.
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
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable, and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company increased the expected rate of default related to local and regional customers within the calculation of the allowance for doubtful accounts as of December 31, 2020, as compared to December 26, 2019, given the expected adverse impact of the COVID-19 Pandemic on certain businesses, in particular, categories of small businesses (e.g. restaurants, travel, etc.) which the Company expects could lead to an increased rate of default. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible. As of December 31, 2020 there was one advertising agency group through which the Company sources national advertising revenue that accounted for 10.1% of the Company’s outstanding gross receivable balance. As of December 26, 2019 there was no advertising agency group through which the Company sources national advertising revenue that accounted for more than 10% of the Company’s outstanding gross receivable balance. During the year ended December 31, 2020, the Company had one customer that accounted for 14.6% of the Company's revenue. During the year ended December 26, 2019, there were no customers that accounted for more than 10% of revenue.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables consisted of the following (in millions):

	As of
	December 31, 2020	December 26, 2019
Trade accounts	$16.6	$176.0
Other	1.9	1.0
Less: Allowance for doubtful accounts	(2.3)	(6.2)
Total	$16.2	$170.8
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
Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s inventory management systems, digital products, digital network distribution system (DCS), enterprise resource planning system and website development costs, which are included in equipment, and are depreciated over three to five years. As of December 31, 2020 and December 26, 2019, the Company had a net book value of $10.4 million and $14.1 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $8.1 million and $8.4 million for the years ended December 31, 2020 and December 26, 2019, respectively.  The subtopics also require the capitalization of certain implementation costs related to qualifying Cloud Computing Arrangements (“CCAs”) upon adoption of ASU 2018-15— Intangibles - Goodwill and Other - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract as of September 28, 2018. As of December 31, 2020 and December 26, 2019 the Company had a net book value of $3.0 million and $0.6 million of capitalized implementation costs for CCAs, respectively. These costs primarily relate to the Company's new hosted end-to-end order management and scheduling system which was implemented in January 2021. Since December 31, 2020 and December 26, 2019 were prior to the implementation of the system, the gross value of the capitalized implementation costs were equal to the net book value. These costs will be amortized to “Administrative and other costs” within the audited Consolidated Statements of Income over the life of the hosting arrangement beginning at implementation. For the years ended December 31, 2020 and December 26, 2019, the Company recorded $1.9 million and $3.6 million in research and development expense, respectively.
The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.2 million and $0.2 million related to the write-off of equipment during the years ended December 31, 2020 and December 26, 2019, respectively, which has been included within “Depreciation expense” within the respective audited Consolidated Statements of Income given the immaterial nature of the balances. The Company recorded losses of $1.7 million and $0.0 million related to the write-off of certain internally developed software during the years ended December 31, 2020 and December 26, 2019, respectively, which has been included within “Impairment of long-lived assets” within the respective audited Consolidated Statements of Income.
Intangible Assets—Intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.  In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements.  If after determining that gross cash flows are insufficient to recover the asset, the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts. Refer to Note 5—Intangible Assets to the audited Consolidated Financial Statements for discussion of the Company's consideration of the impact of the COVID-19 Pandemic within the impairment testing performed over the Company's intangible assets during the year

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 31, 2020. The Company recorded $0.2 million and $0.1 million, respectively, in impairment charges related to intangible assets during the years ended December 31, 2020 and December 26, 2019. These losses have been included within “Depreciation expense” within the respective audited Consolidated Statements of Income given the immaterial nature of the activity.
The Company has elected to capitalize extension costs on its intangible assets and thus capitalized the legal and professional costs incurred in conjunction with the 2019 ESA Amendments. During the years ended December 31, 2020 and December 26, 2019, the Company capitalized $0.0 million and $1.3 million, respectively within the intangible asset balance related to extension costs.
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
The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Only the portion of deferred income tax assets deemed more likely than not to be realized are considered within the calculation of the payable to the founding members under the TRA which is equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the basis difference for qualifying deferred income tax assets. Refer to Note 7—Income Taxes to the audited Consolidated Financial Statements for discussion of changes within the Company's valuation allowance on its deferred tax assets during the year ended December 31, 2020.
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
Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $11.3 million and $12.9 million in deferred financing costs as of December 31, 2020 and December 26, 2019, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.
The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 31, 2020	December 26, 2019
Beginning balance	$12.9	$12.8
Debt issuance costs	0.9	4.6
Amortization of debt issuance costs	(2.5)	(2.6)
Write-off of debt issuance costs	—	(1.9)
Ending balance	$11.3	$12.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-Based Compensation—During 2020 and 2019, the Company issued stock options, restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions. The Company recognizes share-based compensation net of an estimated forfeiture rate. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.
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
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”). Under Accounting Standards Update 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”), a limited partnership is a variable interest entity unless a simple majority or lower threshold of all limited partners unrelated to the general partner have kick-out or participating rights.  The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participating rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.  As such, the Company concluded that NCM LLC is a variable interest entity and determined that NCM, Inc. should consolidate the accounts of NCM LLC pursuant to ASU 2015-2 because 1) it has the power to direct the activities of NCM LLC in its role as managing member and 2) NCM, Inc. has the obligation to absorb losses of, or the right to receive benefits from, NCM LLC that could potentially be significant provided its 48.0% ownership in NCM LLC.  Prior to the prospective adoption of ASU 2015-2 in the first quarter of 2016, the Company reached the same conclusion under previous guidance in ASC 810 to consolidate NCM LLC.
The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 31, 2020	December 26, 2019
Net (loss) income attributable to NCM, Inc.	$(65.4)	$36.1
NCM LLC equity issued for purchase of intangible asset	5.0	3.7
Income tax and other impacts of NCM LLC ownership changes	(3.9)	(0.7)
NCM, Inc. investment in NCM LLC	—	(1.7)
Issuance of shares to founding members	—	1.7
Change from net (loss) income attributable to NCM, Inc. and transfers from noncontrolling interests	$(64.3)	$39.1

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Recently Adopted Accounting Pronouncements
During the first quarter of 2020, the Company adopted Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements (“ASU 2016-13”), which requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Upon the adoption of ASU 2016-13 on December 27, 2019, the Company recorded a $3.2 million cumulative-effect adjustment to retained earnings related to the change in methodology surrounding the historical losses utilized in the calculation of the allowance for credit losses related to trade and unbilled accounts receivable reducing the allowance to $3.0 million as of the adoption date. The Company also recorded a corresponding $0.4 million reduction to the corresponding deferred tax asset with the offset also recorded to retained earnings. The other impacts upon adoption were immaterial to the audited Consolidated Financial Statements. The Company has incorporated additional disclosures in Note 1—The Company, Note 2—Revenue from Contracts with Customers and Accounts Receivable and Note14—Fair Value Measurements to its audited Consolidated Financial Statements to comply with ASU 2016-13. The Company has also designed and implemented changes to certain processes and internal controls related to its adoption of ASU 2016-13.
During the first quarter of 2020, the Company adopted Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements. The Company adoption of ASU 2018-13 did not have a material impact on the audited Consolidated Financial Statements or notes thereto.
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
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company is currently assessing the impact of the LIBOR transition and ASU 2020-04 on the Company’s audited Consolidated Financial Statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its audited Consolidated Financial Statements or notes thereto.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through our Noovie Audience Accelerator product and across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie and Noovie Arcade, in order to reach entertainment audiences beyond the theater. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the products and services received. Revenue for advertising barter transactions is recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 31, 2020 and December 26, 2019 was $0.6 million and $1.8 million, respectively. Expense recorded from barter transactions for the years ended December 31, 2020 and December 26, 2019 was $0.1 million and $2.1 million, respectively. This expense is included within “Selling and marketing costs” on the audited Consolidated Statements of Income.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. In rare cases, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within “Accrued expenses” on the audited Consolidated Balance Sheets. As of December 31, 2020 and December 26, 2019, the Company had a make-good provision of $7.1 million and $8.7 million, respectively.
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
The Company does not have any contracts with terms in excess of one year that are noncancelable as of December 31, 2020. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the years ended December 31, 2020 and December 26, 2019:

	Years ended
	December 31, 2020	December 26, 2019
National and regional advertising revenue	$66.7	$348.9
Local advertising revenue	17.5	66.9
Founding member advertising revenue from beverage concessionaire agreements	6.2	29.0
Total revenue	$90.4	$444.8

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the year ended December 31, 2020 were as follows (in millions):

Year ended
December 31, 2020
Balance at beginning of year	$(7.6)
Performance obligations satisfied	7.6
New contract liabilities	(5.1)
Balance at end of year	$(5.1)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 31, 2020 and December 26, 2019, the Company had $2.5 million and $8.0 million, respectively, in unbilled accounts receivable, included within the accounts receivable balance.
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

	Years Ended
	December 31, 2020	December 26, 2019
Net income attributable to NCM, Inc. (in millions)	$(65.4)	$36.1
Weighted average shares outstanding:
Basic	77,955,675	77,345,577
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	436,990
Diluted	77,955,675	77,782,567
Earnings per NCM, Inc. share:
Basic	$(0.84)	$0.47
Diluted	$(0.84)	$0.46
The effect of the 83,903,921 and 81,450,384 exchangeable NCM LLC common membership units held by the founding members for the years ended December 31, 2020 and December 26, 2019, respectively, was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive in that period. In addition, there were 5,193,200 and 2,568,418, stock options and non-vested (restricted) shares for the years ended December 31, 2020 and December 26, 2019, respectively, excluded from the calculation as they were antidilutive.  The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 31, 2020	December 26, 2019
Equipment, computer hardware and software	$94.0	$93.5
Leasehold improvements	2.9	2.4
Less: Accumulated depreciation	(77.7)	(70.7)
Subtotal	19.2	25.2
Construction in progress	8.3	8.0
Total property and equipment	$27.5	$33.2

5.	INTANGIBLE ASSETS
The Company’s intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. The Company’s intangible assets with the founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. The Company also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, the Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. The Company extended the useful life of the intangible asset for Cinemark and Regal in 2019 following the extension of the ESA term in conjunction with the 2019 ESA Amendments. There was no impact to the Payable to founding members under tax receivable agreement as the useful life of the intangible assets were not deemed to be extended for tax purposes and there were no changes made to the tax receivable agreements.
The Company determined that recent adverse changes in macroeconomic trends, reduced cash flows as a consequence of the temporary closure of the theaters within the Company's network in response to the outbreak of the COVID-19 Pandemic, a decline in the fair value of NCM LLC’s debt and the further sustained decline in the market price of NCM, Inc.’s common stock constituted a triggering event for its intangible assets under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets during 2020. In its impairment analysis, management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further delays in major motion picture releases, a recurrence of the temporary theater closures and other potential adverse impacts to NCM LLC’s founding members’ and affiliates’ financial liquidity related to the COVID-19 Pandemic. The estimated future cash flows from the affiliate agreements and ESAs calculated within the probability-weighted analyses were in excess of the net book value of these intangible assets and no impairment charges were recorded in 2020. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, including potential adverse impacts to NCM LLC’s founding members’ and affiliates’ financial liquidity, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of the Company’s intangible asset’s activity (in millions) during December 31, 2020 and December 26, 2019:

	As of December 26, 2019	Additions (1)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 31, 2020
Gross carrying amount	$842.6	$10.5	$(0.9)	$—	$(1.4)	$850.8
Accumulated amortization	(198.9)	—	0.5	(24.6)	—	(223.0)
Total intangible assets, net	$643.7	$10.5	$(0.4)	$(24.6)	$(1.4)	$627.8

	As of December 27, 2018	Additions (3)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 26, 2019
Gross carrying amount	$857.2	$8.9	$(1.2)	$—	$(22.3)	$842.6
Accumulated amortization	(172.7)	—	0.5	(26.7)	—	(198.9)
Total intangible assets, net	$684.5	$8.9	$(0.7)	$(26.7)	$(22.3)	$643.7

(1)During the first quarter of 2020, NCM LLC issued 3,022,959 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2019 fiscal year and NCM LLC recorded a net intangible asset of $10.5 million during the first quarter of 2020 as a result of the Common Unit Adjustment.
(2)Carmike and Rave Cinemas had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC and Cinemark. As a result, AMC and Cinemark will make integration and other encumbered theater payments over the remaining term of those agreements.  During the years ended December 31, 2020 and December 26, 2019, NCM LLC recorded a reduction to net intangible assets of $1.4 million and $22.3 million, respectively, related to integration and other encumbered theater payments due from AMC and Cinemark. During the year ended December 31, 2020 and December 26, 2019, AMC and Cinemark paid a total of $9.8 million and $21.7 million, respectively, related to integration and other encumbered theater payments.
(3)During the first quarter of 2019, NCM LLC issued 1,044,665 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2018 fiscal year and NCM LLC recorded a net intangible asset of $7.6 million during the first quarter of 2019 as a result of the Common Unit Adjustment.
During the third quarter of 2019, the Company capitalized $1.3 million of legal and professional costs incurred in conjunction with the 2019 ESA Amendments which extended the useful life of the intangible asset for Cinemark and Regal.
As of December 31, 2020 and December 26, 2019, the Company’s intangible assets related to the founding members, net of accumulated amortization, was $608.1 million and $620.5 million, respectively, with weighted average remaining lives of 18.3 years and 20.0 years, respectively.
As of December 31, 2020 and December 26, 2019, the Company’s intangible assets related to the network affiliates, net of accumulated amortization, was $19.7 million and $23.1 million, respectively, with weighted average remaining lives of 8.2 years and 5.4 years, respectively.
The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amortization
2021	$24.2
2022	23.8
2023	23.8
2024	23.8
2025	23.8

6.	ACCRUED EXPENSES
The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 31, 2020	December 26, 2019
Make-good reserve	$7.1	$8.7
Accrued interest	10.0	11.4
Other accrued expenses	1.9	2.0
Total accrued expenses	$19.0	$22.1

7.	INCOME TAXES
The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2017 through 2019 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2016 through 2019 are eligible for examination by various state revenue services.
Tax Receivable Agreement—On the IPO date, NCM, Inc. and the founding members entered into a TRA.  Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below.  For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. For the 2019 tax year, the Company paid the founding members $12.8 million in the year ended December 31, 2020 and expects to pay an additional $0.9 million in the first quarter of 2021. The Company paid the founding members $14.8 million in the year ended December 26, 2019 for the 2018 tax year.
NCM, Inc. recorded a long-term payable to the founding members related to the TRA. The Company recorded a $152.7 million reduction to the ‘Payable to founding members under the tax receivable agreement’ during the year ended December 31, 2020. The reduction was primarily related to the portion of the payable related to 90% of the amortization of the expected benefits from the realization of the deferred tax assets deemed not more-likely-than-not to be realized as of December 31, 2020 of $151.9 million, as further discussed below. The reduction was also due to the decrease in the deferred tax rate during the year ended December 31, 2020. The reduction to the payable to founding members under the tax receivable agreement was recorded as a gain within “Non-operating income” within the Consolidated Statements of Income.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provision for Income Taxes—The Company has provided total income taxes, as follows (in millions)

	Years Ended
	December 31, 2020	December 26, 2019
Current:
Federal	$(0.1)	$—
State	(0.1)	0.3
Total current income tax (benefit)/expense	(0.2)	0.3
Deferred:
Federal	131.8	10.0
State	30.6	2.1
Total deferred income tax expense	162.4	12.1
Total income tax provision on Consolidated Statements of Income	$162.2	$12.4
A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of December 31, 2020 and December 26, 2019 was (in millions):

	Years Ended
	December 31, 2020	December 26, 2019
Provision calculated at federal statutory income tax rate:
Income before income taxes	$7.5	$20.8
Less: Noncontrolling interests	12.8	(10.6)
Income attributable to NCM, Inc.	20.3	10.2
Current year change to enacted federal and state rate	(1.4)	(0.7)
State and local income taxes, net of federal benefit	3.5	1.7
NCM LLC income taxes	(0.2)	0.2
Share-based compensation	0.5	0.3
Change in the valuation allowance (1)	139.0	0.9
NCM LLC membership unit issuance to NCM, Inc.	0.3	0.2
Executive compensation	0.6	0.4
Other	(0.4)	(0.8)
Total income tax provision	$162.2	$12.4

(1)Refer to the discussion of changes to the valuation allowance during the year ended December 31, 2020 within the Deferred Tax Assets table below
Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 31, 2020	December 26, 2019
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$156.0	$218.9
Share-based compensation	2.2	3.0
Net operating losses	52.1	19.2
Accrued bonus	—	0.4
Other	1.7	2.2
Total gross deferred tax assets	212.0	243.7
Valuation allowance (1)	(212.0)	(81.6)
Total deferred tax assets, net of valuation allowance	$—	$162.1

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)The Company recognized a deferred tax asset in the amount of $156.0 million and $218.9 million as of 2020 and 2019, respectively, associated with the basis difference in our investment in NCM LLC. The Company evaluated its deferred tax assets as of December 31, 2020 and considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized. The Company expects that it will generate a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020, the effect of which is expected to continue into 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. The Company increased the valuation allowance against certain deferred tax assets, generating $139.0 million of additional income tax expense in the year ended December 31, 2020. The increase in the valuation allowance was partially offset by an $8.6 million reduction in the valuation allowance related to the investment in consolidated subsidiary NCM LLC deferred tax asset. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to founding members under the tax receivable agreement which would increase to reflect future payments to the founding members at that time. Once the valuation allowance is reversed, the payable to founding members under the tax receivable agreement would be increased to reflect expected future payments to the founding members at that time.
Carryforwards—As of December 31, 2020, the Company had gross federal net operating loss carryforwards of approximately $207.5 million, of which $47.0 million will expire between 2034 through 2037 and $160.5 million will be carried forward indefinitely. As of December 31, 2020, the Company had gross state net operating loss carryforwards of approximately $167.9 million, of which $120.1 million will expire between 2022 and 2040 and $47.8 million will be carried forward indefinitely. As of December 31, 2020, the Company had gross capital loss carryforwards of approximately $0.1 million, which will expire in 2024. As of December 31, 2020, the Company had gross federal and state research and experimentation tax credit carryforwards of approximately $1.7 million, which expire at various dates between 2030 and 2040.

8.	EQUITY
As of December 31, 2020, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.  There were no shares of preferred stock issued or outstanding as of December 31, 2020.  There were 78,040,818 shares of common stock issued and outstanding as of December 31, 2020.
The holders of NCM, Inc. common stock are entitled to one vote per share on all matters submitted for action by the NCM, Inc. stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.
The authorized but unissued shares of common stock and preferred stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including share-based compensation, future public offerings to raise additional capital, corporate acquisitions and exchange on a one-for-one basis under the founding members’ right to convert their NCM LLC membership units into Company common stock.
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
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below.  As AMC owns less than 5% of NCM LLC as of December 31, 2020, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, receive TRA payments, receive theater access fee payments, and make payments under the beverage concessionaire agreements, among other things. Further, AMC's ownership percentage does not

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. AMC is considered a related party through the date it fell below the 5% ownership threshold.
The material agreements with the founding members are as follows:
•ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the Noovie® pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie pre-show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC also pays Cinemark and Regal incremental monthly theater access fees and, subject to NCM LLC's use of specified inventory, a revenue share in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the ESAs were extended until 2041. The ESAs and 2019 ESA Amendments are considered leases with related parties under ASC 842.
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
Following is a summary of the related party transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Consolidated Statements of Income:	December 31, 2020	December 26, 2019
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$4.9	$23.0
Operating expenses:
Theater access fee and revenue share to founding members (2)	16.0	56.6
Selling and marketing costs (3)	0.1	0.4
Advertising operating costs (3)	0.6	0.1
Non-operating expenses:
Interest income from notes receivable (included in interest income) (4)	—	0.2

(1)For the full years ended December 31, 2020 and December 26, 2019, Regal and Cinemark purchased 60 seconds of on-screen advertising time (all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.
(2)Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network, payments for access to higher quality digital cinema equipment and payments to Cinemark and Regal for their portion of the Platinum Spot revenue for the utilization of the theaters post-showtime in accordance with the 2019 ESA Amendments.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3)Includes purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other payments made to the founding members in the ordinary course of business.
(4)On December 26, 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company (AC JV, LLC) owned 32% by each of the founding members and 4% by NCM LLC. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from its founding members (one-third or approximately $8.3 million from each founding member). The notes bore interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments were due annually in six equal installments commencing on the first anniversary of the closing and ended on December 26, 2019.

	As of
Included in the Consolidated Balance Sheets:	December 31, 2020	December 26, 2019
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (1)	$608.1	$620.5
Current payable to founding members under the TRA (2)	0.6	10.3
Long-term payable to founding members under the TRA (2)	23.7	133.5
Accounts payable (3)	0.6	—

(1)Refer to Note 5—Intangible Assets for further information on common unit adjustments and integration payments.
(2)The Company paid Cinemark and Regal $3.2 million and $5.8 million, respectively, in payments pursuant to the TRA during 2020 which was for the 2019 tax year. The Company paid Cinemark and Regal $3.7 million and $6.7 million, respectively, in payments pursuant to the TRA during 2019 which was for the 2018 tax year.
(3)Includes other payables due to the founding members in the ordinary course of business.
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
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 31, 2020 and December 26, 2019 are as shown within the table below (in millions).

	Years Ended
	December 31, 2020	December 26, 2019
Cinemark	$2.1	$37.2
Regal	2.2	39.1
Total founding members	4.3	76.3
NCM, Inc.	4.1	72.5
Total	$8.4	$148.8
The mandatory distributions in the table above related to the first quarter of 2020 and were paid in the second quarter of 2020. Due to the adverse impacts of the COVID-19 Pandemic on the Company’s operations, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the second quarter of 2020, third quarter of 2020 and fourth quarter of 2020 were calculated as negative $85.2 million (including negative $21.6 million for Cinemark, negative $22.4 million for Regal and negative $41.2 million for NCM, Inc.). Under the terms of the NCM LLC Operating Agreement, these negative amounts will be netted against future positive available cash distributions after the Extended Covenant Holiday Period, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Second Amendment defined within Note 17—Subsequent Events and in accordance with the NCM LLC Operating Agreement.
Amounts due to (from) founding members, net as of December 31, 2020 were comprised of the following (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$0.6	$0.9	$1.5
Cost and other reimbursement	(0.1)	(0.1)	(0.2)
Total amounts due to founding members, net	$0.5	$0.8	$1.3
Amounts due to founding members, net as of December 26, 2019 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$2.0	$2.5	$4.5
Distributions payable to founding members	15.8	16.6	32.4
Integration payments due from founding members	(0.1)	—	(0.1)
Total amounts due to founding members, net	$17.7	$19.1	$36.8

 Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date.
Network Affiliate Transactions—NCM LLC paid a network affiliate owned by a family member of a director on the Company's Board of Directors $0.4 million and $0.6 million in circuit share payments during the years ended December 31, 2020 and December 26, 2019, respectively.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. NCM LLC’s investment in AC JV, LLC was $0.7 million and $0.9 million as of December 31, 2020 and December 26, 2019, respectively. During the years ended December 31, 2020 and December 26, 2019, NCM LLC received cash distributions from AC JV, LLC of $0.0 million and $0.4 million, respectively.  NCM LLC recorded equity in (losses) earnings for AC JV, LLC of $(0.2) million and $0.4 million during the years ended December 31, 2020 and December 26, 2019, respectively, which are included in “Other non-operating income” in the audited Consolidated Statements of Income.

10.	BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of December 31, 2020 and December 26, 2019 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 31, 2020	December 26, 2019	Maturity Date	Interest Rate
Revolving credit facility	$167.0	$39.0	June 20, 2023	(1)
Term loans	263.3	266.6	June 20, 2025	(1)
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Total borrowings	1,060.3	935.6
Less: Debt issuance costs related to term loans and senior notes	(8.0)	(9.0)
Total borrowings, net	1,052.3	926.6
Less: current portion of debt	(2.7)	(2.7)
Carrying value of long-term debt	$1,049.6	$923.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility—On June 20, 2018, NCM LLC entered into a credit agreement to replace NCM LLC's previous senior secured credit facility, dated as of February 13, 2007, as amended (the “previous facility”). Consistent with the structure of the previous facility, the new agreement consists of a term loan facility and a revolving credit facility. As of December 31, 2020, NCM LLC’s new senior secured credit facility consisted of a $175.0 million revolving credit facility and a $263.3 million term loan. The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On April 30, 2020, NCM LLC amended the Credit Agreement to allow for the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021. The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its revolving credit facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the revolving credit facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s consolidated net senior secured leverage ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing. NCM LLC entered into an additional amendment to its Credit Agreement on March 8, 2021 which further extends the restrictions on available cash distributions established within the Credit Agreement Amendment. Refer to Note 17—Subsequent Events for more details.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of December 31, 2020, NCM LLC’s total availability under the $175.0 million revolving credit facility was $4.4 million, net of $167.0 million outstanding and $3.6 million letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 31, 2020 was 3.25%.
Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%.  The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of December 31, 2020 was 4.00%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of December 31, 2020, NCM LLC has paid a principal of $6.7 million, reducing the outstanding balance to $263.3 million. The term loan will mature on June 20, 2025.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including (i) a consolidated net total leverage ratio covenant of 6.25 times for each for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of has occurred and continues to occur under the senior secured credit facility. As of December 31, 2020, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment described above and the noncompliance with the financial covenants was automatically waived. Refer to Note 17—Subsequent Events for details of the extension of the restrictions on available cash distributions established within the Credit Agreement Second Amendment.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
principal amount thereof plus accrued and unpaid interest. As a result of the redemption, NCM LLC wrote-off approximately $1.9 million in unamortized debt issuance costs and paid a redemption premium of approximately $4.0 million, which are reflected in the loss on early retirement of debt, net on the Consolidated Statements of Income during the year ended December 26, 2019.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due 2026 (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and will be effectively subordinated to all existing and future secured debt, including the Notes due 2028, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 will rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2028, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 will be effectively subordinated to all liabilities of any subsidiaries that NCM LLC may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  NCM LLC does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that NCM LLC may form or acquire in the future except in very limited circumstances. During the years ended December 31, 2020 and December 26, 2019, NCM LLC repurchased and canceled a total of $0.0 million and $5.0 million of the Notes due 2026, respectively, reducing the principal amount to $230.0 million as of December 31, 2020. This repurchase was treated as a partial debt extinguishment and resulted in the realization of a non-operating gain, net of written off debt issuance costs, of $0.0 million and $0.3 million during the years ended December 31, 2020 and December 26, 2019, respectively.
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
The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. NCM LLC was in compliance with these non-maintenance covenants as of December 31, 2020.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
particular, NCM LLC may distribute all of its quarterly available cash as a restricted payment or as an investment, provided that NCM LLC satisfies a minimum net senior secured leverage ratio.
Future Maturities of Borrowings – The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2026 and Notes due 2028 as of December 31, 2020 are as follows (in millions):

Year	Amount
2021	$2.7
2022	2.7
2023	169.7
2024	2.7
2025	252.5
Thereafter	630.0
Total	$1,060.3

11.	SHARE-BASED COMPENSATION
The NCM, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was approved by NCM, Inc.'s stockholders on April 28, 2020 and approved 7,500,000 additional shares of common stock available for issuance or delivery under the 2020 Plan. The Company began issuing shares under the 2020 Plan in the second quarter of 2020. The 2020 Plan replaced NCM, Inc.’s 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2007 Equity Incentive Plan (the “2007 Plan”). The 2020 Plan also includes 2,148,857 shares related to the number of shares reserved for issuance under the 2016 Plan that remained available for grant as of the effective date of the 2020 Plan and the number of shares subject to awards granted under the 2007 Plan as of the effective date of the 2020 Plan, which can become available for grant again upon expiration, termination, cancellation or forfeiture of the original award. As of December 31, 2020, 6,969,753 shares remain available for future grants (assuming 100% achievement of targets on performance-based restricted stock). The types of awards that may be granted under the 2020 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2016 Plan and 2020 Plan. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.
Compensation Cost—The Company recognized $2.2 million and $5.5 million for the years ended December 31, 2020 and December 26, 2019, respectively, of share-based compensation expense within “Network costs”, “Selling and marketing costs” and “Administrative and other costs” in the Consolidated Statements of Income as shown in the table below (in millions):

	Years Ended
	December 31, 2020	December 26, 2019
Share-based compensation costs included in network costs	$0.2	$0.4
Share-based compensation costs included in selling and marketing costs	0.8	1.4
Share-based compensation costs included in administrative and other costs	1.2	3.7
Total share-based compensation costs	$2.2	$5.5
During the years ended December 31, 2020 and December 26, 2019, $0.2 million and $0.2 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor.  The income tax benefit recognized in the income statement for share-based compensation was approximately $0.3 million and $0.7 million for the years ended December 31, 2020 and December 26, 2019, respectively. As of December 31, 2020, there was $0.5 million unrecognized compensation cost related to unvested options, which will be recognized over a remaining period of 2.1 years. As of December 31, 2020, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $4.5 million, which will be recognized over a weighted average remaining period of 1.6 years.
Stock Options—The Company granted stock options during 2019 and 2020 after not granting options since 2012. Stock options awarded in 2020 were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. The stock options awarded in 2019 contained a market condition as the options were granted with an exercise price in excess of the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. All options have either 10-year or 15-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was developed based on historical and peer company data and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted during 2019 was adjusted to include the Company's cost of equity in order to incorporate the impact of the option's market condition and simulate a lattice model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the year ended December 31, 2020 and December 26, 2019:

	Years Ended
	December 31, 2020	December 26, 2019
Expected term (in years)	6.0	6.8
Risk free interest rate	0.3%	1.8%
Expected volatility	53.9%	36.6%
Dividend yield	10.3%	8.9%

A summary of option award activity under the 2007, 2016 and 2020 Plans as of December 31, 2020, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 26, 2019	2,550,098	$14.30	3.2	$—
Granted	500,606	$2.71		$—
Forfeited	(97,761)	$16.33		$—
Expired	(430,621)	$16.00		$—
Outstanding as of December 31, 2020	2,522,322	$11.63	4.3	$—
Exercisable as of December 31, 2020	1,588,250	$15.43	1.4	$—
Vested and expected to vest as of December 31, 2020	2,495,775	$11.70	4.2	$—
Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion. The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. As of December 31, 2020 and December 26, 2019, accrued dividend equivalents totaled $0.7 million and $1.6 million, respectively and during the years ended December 31, 2020 and December 26, 2019, the Company paid $0.8 million and $0.9 million, respectively, for dividend equivalents upon vesting of the restricted stock and restricted stock units. The Company has issued time-based restricted stock and restricted stock units to its employees which generally vest over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock and restricted stock units which vest following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Certain other vesting periods have also been used. The Company also grants restricted stock units to its non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $4.13 and $7.02 for the years ended December 31, 2020 and December 26, 2019, respectively.  The total fair value of awards vested was $5.8 million and $6.8 million during the years ended December 31, 2020 and December 26, 2019, respectively.
A summary of restricted stock award and restricted stock unit activity as of December 31, 2020, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 26, 2019	1,787,218	$8.68
Granted	1,736,723	$4.13
Vested (1)	(612,619)	$9.31
Forfeited	(240,444)	$13.12
Non-vested balance as of December 31, 2020	2,670,878	$5.18

(1)Includes 140,787 vested shares that were withheld to cover tax obligations and were subsequently canceled.
The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable.  An additional 438,255 shares of restricted stock could be issued if the performance criteria maximums are met. As of December 31, 2020, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 1,823,001 shares.

12.	EMPLOYEE BENEFIT PLANS
The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.5 million and $1.2 million during the years ended December 31, 2020 and December 26, 2019, respectively. In response to the COVID-19 Pandemic, the Company temporarily suspended its match of a portion of employees 401(k) contributions effective April 2020 through December 31, 2020.

13.	COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.
Operating Commitments-Facilities—The Company adopted Accounting Standards Update 2016-2 and subsequent amendments, Leases (Topic 842) (together “ASC 842”) effective December 28, 2018. The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $20.5 million and short-term and long-term lease liabilities of $1.8 million and $22.6 million, respectively, on the balance sheet as of December 31, 2020 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the audited Consolidated Balance Sheets. The Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of December 31, 2020, the Company had a weighted average remaining lease term of 9.1 years on these leases.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the twelve months ended December 31, 2020 and December 26, 2019, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the audited Consolidated Statements of Income depending upon the nature of the use of the facility.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended
	December 31, 2020	December 26, 2019
Operating lease cost	$3.5	$3.2
Short-term lease cost	—	0.2
Variable lease cost	0.5	0.5
Total lease cost	$4.0	$3.9
The Company made lease payments for the year ended December 31, 2020 and December 26, 2019 of $3.7 million and $3.3 million, respectively. These payments are included within cash flows from operating activities within the audited Consolidated Statement of Cash Flows. The minimum lease payments under noncancelable operating leases as of December 31, 2020 were as follows (in millions):

Year	Minimum Lease Payments
2021	$3.7
2022	3.8
2023	3.8
2024	3.8
2025	3.7
Thereafter	15.2
Total	34.0
Less: Imputed interest on future lease payments	(9.6)
Total lease liability as of December 31, 2020 per the Consolidated Balance Sheet	$24.4
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of December 31, 2020, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.34%.
Operating Commitments - ESAs and Affiliate Agreements—The Company has entered into long-term ESAs with the founding members and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and was therefore, reclassified in the current period from “Depreciation and amortization expense” to “Amortization of intangibles recorded for network theater screen leases” within the audited Consolidated Statement of Income.
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with the next increase taking effect in fiscal year 2022. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 31, 2020 and December 26, 2019, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at (i) $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display an additional single unit that is either 30 or 60 seconds of the Noovie® pre-show in the trailer position directly prior to the one or two trailers preceding the feature film (the “Platinum Spot”). In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal is entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. As such, the Company did not and will not owe these fees for the period of time the founding members' theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced if attendance remains lower than historical levels. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees were or will be incurred for the period of time the founding member's theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced for months where screens are in use for only part of the month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 31, 2020, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $59.1 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 31, 2020 and December 26, 2019 the Company paid $0.0 million and $0.5 million, respectively, related to these minimum guarantees. As of December 31, 2020 and December 26, 2019, the Company had $0.0 million and $0.5 million in liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.

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
Other investments consisted of the following (in millions):

	As of
	December 31, 2020	December 26, 2019
Investment in AC JV, LLC (1)	$0.7	$0.9
Other investments (2)	0.1	0.1
Total	$0.8	$1.0

(1)Refer to Note 9—Related Party Transactions.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.
During the years ended December 31, 2020 and December 26, 2019, the Company recorded impairment charges of $0.0 million and $2.0 million, respectively, on certain of its investments due to a significant deterioration in the business prospects of the investee or new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of December 31, 2020. As of December 31, 2020, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV was initially valued using comparative market multiples.  The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details.  As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 31, 2020		As of December 26, 2019
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans	$263.3	$217.2	$266.6	$266.9
Senior Notes due 2026	$230.0	$160.7	$230.0	$226.2
Senior Notes due 2028	$400.0	$337.5	$400.0	$426.7

(1)The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$52.8	$52.8	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.2	—	1.2	—
Total assets	$54.3	$52.8	$1.5	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 26, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$28.8	$16.8	$12.0	$—
Short-term marketable securities (2)	17.5	—	17.5	—
Long-term marketable securities (2)	7.5	—	7.5	—
Total assets	$53.8	$16.8	$37.0	$—

(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.

(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Original cost of short term marketable securities is based on the specific identification method. As of December 31, 2020, there was $1.3 million of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of December 31, 2020 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 31, 2020 and December 26, 2019 are as follows:

	As of December 31, 2020
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.6
Total short-term marketable securities	0.3	0.3
Long-term certificates of deposit	1.3	1.2	2.8
Total long-term marketable securities	1.3	1.2
Total marketable securities	$1.6	$1.5

	As of December 26, 2019
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term U.S. government agency bonds	$3.5	$3.5	0.4
Short-term certificates of deposit	0.9	0.9	0.8
Short-term municipal bonds	1.2	1.2	0.5
Short-term commercial paper:
Financial	8.0	7.9	0.3
Industrial	4.0	4.0	0.2
Total short-term marketable securities	17.6	17.5
Long-term U.S. government agency bonds	4.5	4.5	2.2
Long-term certificates of deposit	3.0	3.0	3.6
Total long-term marketable securities	7.5	7.5
Total marketable securities	$25.1	$25.0

(1)Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

15.	VALUATION AND QUALIFYING ACCOUNTS
The Company’s allowance for doubtful accounts and the valuation allowance on deferred tax assets for the years ended December 31, 2020 and December 26, 2019 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 31, 2020	December 26, 2019
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$6.2	$6.0
Adjustment upon adoption of ASU 2016-13 (1)	(3.2)	—
Provision for bad debt	0.3	1.2
Write-offs, net	(1.0)	(1.0)
Balance at end of period	$2.3	$6.2

	Years Ended
	December 31, 2020	December 26, 2019
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$81.6	$80.1
Valuation allowance added (2)	130.4	1.5
Valuation allowance reversed	—	—
Balance at end of period	$212.0	$81.6

(1)Upon the adoption of ASU 2016-13 on December 27, 2019, the Company recorded a $3.2 million cumulative-effect adjustment to the allowance for doubtful accounts and retained earnings related to the change in methodology surrounding the historical losses utilized in the calculation of the allowance for credit losses related to trade and unbilled accounts receivable reducing the allowance to $3.0 million as of the adoption date.
(2)The increase within the valuation allowance during the year ended December 31, 2020 relates to its deferred tax assets which the Company determined it is more-likely-than-not it will not be able to realize before they expire. The increase for the year ended December 26, 2019 relates to the establishment of a valuation allowance for state NOLs and investment losses that the Company no longer expects to realize prior to expiration and timing differences between the recognition of available cash distributions for book and tax purposes.

16.	QUARTERLY FINANCIAL DATA (UNAUDITED)
The following represents selected information from the Company’s unaudited quarterly Consolidated Statements of Income for the years ended December 31, 2020 and December 26, 2019 (in millions, except per share data):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$64.7	$4.0	$6.0	$15.7
Operating expenses	59.8	27.8	27.3	36.5
Operating income (loss)	4.9	(23.8)	(21.3)	(20.8)
Consolidated net loss	(8.2)	(33.4)	(30.9)	(53.8)
Net loss attributable to NCM, Inc.	(3.7)	(13.8)	(12.7)	(35.2)
Loss per NCM, Inc. share, basic (1)	(0.05)	(0.18)	(0.16)	(0.45)
Loss per NCM, Inc. share, diluted (1)	(0.05)	(0.18)	(0.16)	(0.45)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$76.9	$110.2	$110.5	$147.2
Operating expenses	66.0	72.5	70.5	74.5
Operating income	10.9	37.7	40.0	72.7
Consolidated net (loss) income	(2.6)	21.0	22.8	45.5
Net (loss) income attributable to NCM, Inc.	(1.1)	8.9	9.2	19.1
(Loss) Earnings per NCM, Inc. share, basic (1)	(0.01)	0.11	0.12	0.25
(Loss) Earnings per NCM, Inc. share, diluted (1)	(0.01)	0.11	0.12	0.24

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)Earnings per share in each quarter is computed using the weighted-average number of common shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of common shares outstanding during the year.

17.	SUBSEQUENT EVENTS
On March 8, 2021, NCM LLC entered into an additional amendment to its Credit Agreement, dated as of June 20, 2018. Among other things, the Credit Agreement Second Amendment provides for: (i) certain modifications to the negative covenants; (ii) a waiver of non-compliance with the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the quarter ended June 30, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 6.75 to 1.00 and 5.50 to 1.00, respectively, for the quarter ending on or about September 29, 2022, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception. The Credit Agreement Second Amendment also: (i) grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders and (ii) increases the applicable margin of the existing term loans and revolving loans issued under the Credit Agreement in an amount equal to 1.00%. Additionally, pursuant to the terms of the Credit Agreement Second Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about September 29, 2022, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less.
In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC will incur new incremental term loans in an aggregate principal amount of $50.0 million, the proceeds of which will be used for general corporate purposes. The New Incremental Loans will have substantially similar terms to the existing term loans (after giving effect the Credit Agreement Second Amendment), except that the New Incremental Loans will: (i) have a cash interest rate of LIBOR plus 8.00%, (ii) have a maturity of December 20, 2024, and (iii) be subject to prepayment premiums if the Borrower prepays the New Incremental Loans before maturity.
In connection with the grant of the Additional Collateral to the lenders under the Credit Agreement, NCM LLC concurrently entered into an amendment to the Security Agreement, dated as of October 8, 2019 made by NCM LLC, as issuer, in favor of JPMorgan Chase Bank, N.A., as collateral agent, relating to that certain Indenture, dated as of October 8, 2019, between NCM LLC, as issuer and Wells Fargo Bank, National Association, as trustee, relating to NCM LLC’s Notes due 2028. This amendment grants a security interest in the Additional Collateral for the benefit of the holders of the Secured Notes.
The accompanying Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the third quarter of 2020, the Company’s ability to continue as a going concern was subject to uncertainty as the Company did not expect to meet certain of its financial covenants within one year following the date of issuance. As a result of the additional funding received and the extension of the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring through and including the quarter ending July 1, 2022 discussed above, substantial doubt about the Company's ability to continue as a going concern no longer exists.
On March 8, 2021, the Company declared a cash dividend of $0.05 per share (approximately $3.9 million) on each share of the Company’s common stock (not including outstanding restricted stock and restricted stock units which will accrue dividends until the shares vest) to stockholders of record on March 22, 2021 to be paid on April 5, 2021.

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
Management, with the participation of the Chief Executive Officer (CEO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of December 31, 2020 was effective.
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
Attestation Report of the Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been attested by the Company’s registered independent public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
National CineMedia, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.
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
March 8, 2021

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors is incorporated herein by reference from the Company's 2021 Proxy Statement under the heading “Proposal 1- Election of Directors.”
The information required by this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and is incorporated herein by this reference.
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
(a) (1) and (a) (2) Financial statements and financial statement schedules
Refer to Index to Financial Statements on page 56.
(b)  Exhibits
Refer to Exhibit Index, beginning on page 96.
(c)  Financial Statement Schedules
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation.	8-K	001-33296	3.1	7/6/2018

3.2		The Bylaws, as amended August 1, 2019.	10-Q	001-33296	3.1	11/4/2019

4.1		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	8/19/2016

4.2		Form of 5.750% Senior Unsecured Notes due 2026 (included in Exhibit 4.1).	8-K	001-33296	4.1	8/19/2016

4.3		Indenture, dated as of October 8, 2019, by and between NCM LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	10/8/2019

4.4		Form of 5.875% Senior Secured Notes due 2028 (included in Exhibit 4.3).	8-K	001-33296	4.1	10/8/2019

4.5		Description of the Registrant's Securities	10-K	001-33296	4.5	2/20/2020

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	2/16/2007

10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	10-Q	001-33296	10.1.1	8/7/2009

10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	8/10/2010

10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	8-K	001-33296	10.1.3	9/9/2013

10.1.4		Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.	10-K	001-33296	10.1.4	2/21/2019

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.2.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.3	3/15/2017

10.3.2		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.2	9/17/2019

10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.4.4	2/21/2014

10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	3/15/2017

10.4.2		Second Amendment to the Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	9/17/2019

10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.7		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.8		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.1	2/16/2007

10.9		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.10		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.11		Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	6/25/2018

10.11.1		Amendment No. 1 to the Credit Agreement, dated as of April 30, 2020, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	5/5/2020

10.11.2		Amendment No. 2 to the Credit Agreement, dated as of March 8, 2021, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33296	10.1	3/8/2021

10.12		Letter agreement, dated June 1, 2018, between National CineMedia, Inc. and Standard General L.P.	8-K	001-33296	10.1	6/1/2018

10.13		Employment Agreement dated as of August 1, 2019, by and between National CineMedia, Inc. and Thomas F. Lesinski. +	10-Q	001-33296	10.3	11/4/2019

10.14		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia LLC and Clifford E. Marks. +	10-Q	001-33296	10.1	5/12/2015

10.15		Employment Agreement dated as of April 3, 2017, by and among National CineMedia, Inc. and Scott D. Felenstein. +	10-K	001-33296	10.21	2/21/2019

10.16		Amendment No. 1 to Employment Agreement dated as of April 30, 2020 by and among National CineMedia, Inc. and Scott D. Felenstein.+	8-K	001-33296	10.1	5/1/2020

10.17		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.18		Form of Indemnification Agreement (August 2018)+	10-Q	001-33296	10.3	8/7/2018

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.19		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.20		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.21		National CineMedia, Inc. 2020 Omnibus Incentive Plan.+	8-K	001-33296	10.2	5/1/2020

10.22		Form of Option Substitution Award. +	S-8	001-33296	4.4	2/13/2007

10.23		Form of Stock Option Agreement. +	S-8	001-33296	4.6	2/13/2007

10.23.1		Form of 2009 Stock Option Agreement. +	10-K	001-33296	10.22.1	3/6/2009

10.23.2		Form of 2010 Stock Option Agreement. +	10-K	001-33296	10.22.2	3/9/2010

10.23.3		Form of 2011 Stock Option Agreement. +	10-K	001-33296	10.22.3	2/25/2011

10.23.4		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.23.5		Form of 2019 Stock Option Agreement. +	10-Q	001-33296	10.4	11/4/2019

10.23.6		Form of 2020 Stock Option Agreement. +	10-Q	001-33296	10.5	8/3/2020

10.24.1	(1)	Form of 2018 Restricted Stock Agreement (Time Based). +	10-K	333-176056	10.24.9	3/14/2018

10.24.2	(1)	Form of 2018 Restricted Stock Agreement (Performance Based). +	10-K	333-176056	10.24.10	3/14/2018

10.24.3		Form of 2019 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.28.9	2/21/2019

10.24.4		Form of 2019 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.28.10	2/21/2019

10.24.5		Form of 2020 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.26.8	2/20/2020

10.24.6		Form of 2020 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.26.9	2/20/2020

10.24.7		Form of 2020 Restricted Stock Unit Agreement (Time Based). +	10-Q	001-33296	10.6	8/3/2020

10.24.8		Form of 2020 Restricted Stock Unit Agreement (Performance Based). +	10-Q	001-33296	10.1	11/2/2020
10.28
10.25		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

10.25.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	S-8	001-33296	4.4	4/29/2016

10.25.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	10-K	001-33296	10.27.2	2/24/2017

10.25.3		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2020 Omnibus Incentive Plan - Director	10-Q	001-33296	10.7	8/3/2020

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer and Interim PFO.

32.1	**	Certification of Chief Executive Officer and Interim PFO Pursuant to 18 U.S.C. Section 1350.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     Filed herewith.
**     Furnished herewith.
+     Management contract.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	March 8, 2021	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer and Interim Principal Financial Officer)

Date:	March 8, 2021	/s/ Julie L. Patterson
Julie L. Patterson
SVP, Controller
(Interim Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of March, 2021.

	Signature	Title

	/s/ Thomas F. Lesinski	Chief Executive Officer
	Thomas F. Lesinski	(Principal Executive Officer and Interim Principal Financial Officer)

	/s/ Julie L. Patterson	SVP, Controller
	Julie L. Patterson	(Interim Principal Accounting Officer)

	*	Chairman
Mark B. Segall

	*	Director
David E. Glazek

	*	Director
Lawrence A. Goodman

	*	Director
Kurt C. Hall

	*	Director
Juliana F. Hill

	*	Director
Lee Roy Mitchell

	*	Director
Donna Reisman

	*	Director
Renana Teperberg

*By:	/s/ Sarah Kinnick Hilty	Attorney-in-fact
Sarah Kinnick Hilty