Form 10-Q
period 2021-04-01
National CineMedia, Inc.
filed 2021-05-10
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2021
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 7, 2021, 80,835,165 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	April 1, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190.7	$180.3
Short-term marketable securities	0.3	0.3
Receivables, net of allowance of $1.9 and $2.3, respectively	7.5	16.2
Other current assets and prepaid expenses	14.2	3.1
Total current assets	212.7	199.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $55.3 and $77.7, respectively	25.2	27.5
Intangible assets, net of accumulated amortization of $229.2 and $223.0, respectively	626.5	627.8
Deferred tax assets, net of valuation allowance of $217.6 and $212.0, respectively	—	—
Long-term marketable securities	1.2	1.2
Debt issuance costs, net	4.0	3.3
Other assets	25.4	26.5
Total non-current assets	682.3	686.3
TOTAL ASSETS	$895.0	$886.2
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$1.0	$2.0
Payable to founding members under tax receivable agreement (including payables to related parties of $0.0 and $0.6, respectively)	—	0.9
Accrued expenses	20.3	19.0
Accrued payroll and related expenses	6.3	4.8
Accounts payable	9.4	13.7
Deferred revenue	4.9	5.1
Short-term debt	3.2	2.7
Other current liabilities	1.8	1.8
Total current liabilities	46.9	50.0
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $10.0 and $8.0, respectively	1,094.1	1,049.6
Payable to founding members under tax receivable agreement (including payables to related parties of $22.6 and $23.7, respectively)	31.1	32.6
Other liabilities	22.2	22.6
Total non-current liabilities	1,147.4	1,104.8
Total liabilities	1,194.3	1,154.8
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 80,017,551 and 78,040,818 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(198.9)	(207.5)
Retained earnings (distributions in excess of earnings)	(290.3)	(266.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(488.4)	(473.1)
Noncontrolling interests	189.1	204.5
Total equity/(deficit)	(299.3)	(268.6)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$895.0	$886.2
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended
	April 1, 2021	March 26, 2020
REVENUE (including revenue from related parties of $0.4 and $4.3, respectively)	$5.4	$64.7
OPERATING EXPENSES:
Advertising operating costs	1.5	6.2
Network costs	1.8	2.9
Theater access fees and revenue share to founding members (including fees to related parties of $1.3 and $12.5, respectively)	3.1	17.7
Selling and marketing costs	7.7	13.9
Administrative and other costs	10.2	9.8
Depreciation expense	3.3	3.2
Amortization of intangibles recorded for network theater screen leases	6.1	6.1
Total	33.7	59.8
OPERATING (LOSS) INCOME	(28.3)	4.9
NON-OPERATING EXPENSES:
Interest on borrowings	14.7	13.6
Interest income	—	(0.2)
Loss on modification and retirement of debt, net	0.4	—
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(1.5)	0.2
Other non-operating expense (income)	0.1	(0.1)
Total	13.7	13.5
LOSS BEFORE INCOME TAXES	(42.0)	(8.6)
Income tax benefit	—	(0.4)
CONSOLIDATED NET LOSS	(42.0)	(8.2)
Less: Net loss attributable to noncontrolling interests	(22.6)	(4.5)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(19.4)	$(3.7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(19.4)	$(3.7)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.25)	$(0.05)
Diluted	$(0.25)	$(0.05)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	78,481,355	77,763,967
Diluted	78,481,355	77,763,967
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Three Months Ended
	April 1, 2021	March 26, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(42.0)	$(8.2)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	—	(0.4)
Depreciation expense	3.3	3.2
Amortization of intangibles recorded for network theater screen leases	6.1	6.1
Non-cash share-based compensation	2.7	0.2
Amortization of debt issuance costs	0.7	0.6
Loss on modification and retirement of debt, net	0.4	—
Non-cash (gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(1.5)	0.2
Founding member integration and other encumbered theater payments (including payments from related parties of $0.0 and $0.1, respectively)	—	8.5
Payment to the founding members under tax receivable agreement (including payments to related parties of $0.6 and $0.0, respectively)	(0.9)	—
Other cash flows from operating activities	0.1	(1.3)
Changes in operating assets and liabilities:
Receivables, net	8.8	60.5
Accounts payable and accrued expenses	(0.2)	(11.1)
Amounts due to/from founding members, net	(1.1)	0.8
Deferred revenue	(0.2)	(0.2)
Other, net	(1.2)	(0.8)
Net cash (used in) provided by operating activities	(25.0)	58.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.0)	(3.3)
Purchases of marketable securities	—	(7.2)
Proceeds from sale and maturities of marketable securities	—	11.3
Net cash (used in) provided by investing activities	(2.0)	0.8
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(4.8)	(15.5)
Proceeds from revolving credit facility	—	210.0
Repayments of revolving credit facility	—	(82.0)
Issuance of term loans	50.0	—
Repayment of term loan facility	(0.7)	(0.7)
Payment of debt issuance costs	(6.0)	(0.1)
Distributions to founding members	—	(32.4)
Repurchase of stock for restricted stock tax withholding	(1.1)	(0.9)
Net cash provided by financing activities	37.4	78.4
CHANGE IN CASH AND CASH EQUIVALENTS:	10.4	137.3
Cash and cash equivalents at beginning of period	180.3	55.9
Cash and cash equivalents at end of period	$190.7	$193.2
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Three Months Ended
	April 1, 2021	March 26, 2020
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$14.1	$10.5
Accrued distributions to founding members (including accrued distributions to related parties of $0.0 and $4.3, respectively)	$—	$4.4
Accrued integration and other encumbered theater payments due from founding members	$—	$1.2
Purchase of subsidiary equity with NCM, Inc. equity	$6.6	$—
Increase (decrease) in dividend equivalent accrual not requiring cash in the period	$0.5	$(0.1)
Supplemental disclosure of cash flow information:
Cash paid for interest	$10.9	$10.4
Cash (refunds) payments for income taxes	$(0.1)	$0.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 27, 2019	$(121.2)	77,568,986	$0.8	$(209.2)	$(171.1)	$258.3
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	2.8	—	—	—	1.2	1.6
Distributions to founding members	(4.4)	—	—	—	—	(4.4)
NCM LLC equity issued for purchase of intangible asset	10.5	—	—	5.0	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(0.4)	—	—	(4.0)	—	3.6
Comprehensive income, net of tax	(8.2)	—	—	—	(3.7)	(4.5)
Share-based compensation issued	(0.9)	404,662	—	(0.9)	—	—
Share-based compensation expensed/capitalized	0.2	—	—	—	—	0.2
Cash dividends declared $0.19 per share	(14.7)	—	—	—	(14.7)	—
Balance—March 26, 2020	$(136.3)	77,973,648	$0.8	$(209.1)	$(188.3)	$260.3

Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.1	—	—	6.8	—	7.3
Income tax and other impacts of NCM LLC ownership changes	(0.1)	—	—	0.7	—	(0.8)
Issuance of shares	6.6	1,390,567	—	6.6	—	—
NCM LLC common membership unit redemption	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(42.0)	—	—	—	(19.4)	(22.6)
Share-based compensation issued	(1.1)	586,166	—	(1.1)	—	—
Share-based compensation expensed/capitalized	2.9	—	—	2.2	—	0.7
Cash dividends declared $0.05 per share	(4.5)	—	—	—	(4.5)	—
Balance—April 1, 2021	$(299.3)	80,017,551	$0.8	$(198.9)	$(290.3)	$189.1

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc. (“NCM, Inc.”) was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a limited liability company. NCM LLC is currently owned by NCM, Inc., Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. On March 23, 2021 American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) redeemed 1,390,567 membership units, which were issued to AMC in accordance with the terms of the common unit adjustment agreement with the founding members, in exchange for shares of NCM, Inc. common stock, reducing AMC’s ownership to 0.0% as of April 1, 2021. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term exhibitor service agreements (“ESAs”) with the founding members and certain third-party network affiliates, under long-term network affiliate agreements. In March 2020, each of the Company’s founding members and all of its network affiliates announced that their theaters would be temporarily closed to address the COVID-19 Pandemic and almost all of the theaters within the Company’s network remained closed until late August 2020. The Company generated no in-theater advertising revenue for the period that the theaters were closed. On September 4, 2020, the Company resumed advertising within the theaters that were open in its network, however, in-theater advertising revenue continues to be adversely impacted as attendance remains lower than historical levels due to government restrictions, including mandated patron capacity limitations and a continued lack of new major motion picture releases. As of April 1, 2021, approximately 60.0% of the theaters within the Company’s network were open. These developments are referred to as the “COVID-19 Pandemic.”
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based upon pre-COVID-19 attendance levels) of approximately 18.5 years as of April 1, 2021. The network affiliate agreements expire at various dates between May 2021 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 20.9 years as of April 1, 2021 (based upon pre-COVID-19 attendance levels).
As of April 1, 2021, NCM LLC had 166,205,895 common membership units outstanding, of which 80,017,551 (48.1%) were owned by NCM, Inc., 43,026,794 (25.9%) were owned by Regal and 43,161,550 (26.0%) were owned by Cinemark. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 31, 2020 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 31, 2020.
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. Given the impact of the COVID-19 Pandemic during 2021, management expects the Company's 2021 quarterly results to vary from historical trends. As a result of the various related party agreements discussed in Note 5—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.  The Company manages its business under one reportable segment of advertising.
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
Significant Accounting Policies
The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 31, 2020 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes on-screen and lobby network (LEN) advertising and lobby promotions and advertising on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
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
The Company had one agency through which the Company sourced advertising revenue that accounted for 16.6% and 10.1% of the Company's gross outstanding receivable balance as of April 1, 2021 and December 31, 2020, respectively. During the three months ended April 1, 2021, the Company had one customer that accounted for 14.0% of the Company's revenue. During the three months ended March 26, 2020, the Company had no customers that accounted for more than 10% of revenue.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On February 28, 2021 and March 2, 2021, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan to adjust performance metrics, vesting amount and future goals performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $1.3 million for the three months ended April 1, 2021. During the three months ended April 1, 2021 and March 26, 2020, 843,729 and 524,303 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation.  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	April 1, 2021	March 26, 2020
Net loss attributable to NCM, Inc.	$(19.4)	$(3.7)
NCM LLC equity issued for purchase of intangible asset	6.8	5.0
Income tax and other impacts of subsidiary ownership changes	0.7	(4.0)
Issuance of shares to founding members	6.6	—
Change from net loss income attributable to NCM, Inc. and transfers from noncontrolling interests	$(5.3)	$(2.7)
Recently Adopted Accounting Pronouncements
During the first quarter of 2021, the Company adopted Accounting Standards Update 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which removes the following exceptions for the Company to analyze in a given period: the exception to the incremental approach for intraperiod tax allocation; the exception to accounting for basis differences when there are ownership changes in foreign investments; and the exception in interim periods income tax accounting for year-to-date losses that exceed anticipated losses. The Company’s adoption of ASU 2019-12 did not have a material impact on the unaudited Condensed Consolidated Financial Statements or notes thereto.
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
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising through Noovie Audience Accelerator and NCM's digital gaming products including Noovie Trivia, Noovie ARcade, Name That Movie and Noovie Shuffle, which can be played on the mobile apps or at Noovie.com. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, retail locations, convenience stores and office and residential buildings. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date.  The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance specified in the advertising contract. The make-good provision is recorded within accrued expenses in the unaudited Condensed Consolidated Balance Sheet. As of April 1, 2021 and December 31, 2020, the Company had a make-good provision of $4.5 million and $7.1 million, respectively.
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of April 1, 2021. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, other of the Company’s contracts longer than one year that are cancellable are not included within this disclosure.
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
The following table summarizes revenue from contracts with customers for the three months ended April 1, 2021 and March 26, 2020 (in millions):

	Three Months Ended
	April 1, 2021	March 26, 2020
National and regional advertising revenue	$3.7	$49.8
Local advertising revenue	1.2	9.4
Founding member advertising revenue from beverage concessionaire agreements	0.5	5.5
Total revenue	$5.4	$64.7
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the three months ended April 1, 2021 were as follows (in millions):

Three Months Ended
April 1, 2021
Balance at beginning of period	$(5.1)
New contract liabilities	(1.2)
Performance obligations satisfied	1.4
Balance at end of period	$(4.9)
As of April 1, 2021 and December 31, 2020, the Company had $2.1 million and $2.5 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the three months ended April 1, 2021 were as follows (in millions):

	Three Months Ended
	April 1, 2021
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.2	$2.1
Provision for bad debt	—	(0.3)
Write-offs, net	—	(0.1)
Balance at end of period	$0.2	$1.7
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	April 1, 2021	March 26, 2020
Net loss attributable to NCM, Inc. (in millions)	$(19.4)	$(3.7)
Weighted average shares outstanding:
Basic	78,481,355	77,763,967
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	78,481,355	77,763,967
(Loss) earnings per NCM, Inc. share:
Basic	$(0.25)	$(0.05)
Diluted	$(0.25)	$(0.05)
The effect of 84,427,289 and 81,973,440 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended April 1, 2021 and March 26, 2020, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 5,523,285 and 3,821,388, stock options and non-vested (restricted) shares for the three months ended April 1, 2021 and March 26, 2020, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company’s intangible assets with its founding members are recorded at fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. During 2020, the Company determined that recent adverse changes in macroeconomic trends, reduced cash flows as a consequence of the temporary closure of the theaters within the Company's network in response to the outbreak of the COVID-19 Pandemic, a decline in the fair value of NCM LLC’s debt and the further sustained decline in the market price of NCM, Inc.'s common stock constituted a triggering event for its intangible assets under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further delays in major motion picture releases, a recurrence of the temporary theater closures and other potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity related to the COVID-19 Pandemic. The estimated future cash flows from the affiliate agreements and ESAs calculated within the probability-weighted analyses were in excess of the net book value of these intangible assets and no impairment charges were recorded in the year ended December 31, 2020. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, including potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement with its founding members, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by the founding members based on theater additions or dispositions during the previous year. In the event a founding member does not have sufficient common membership units to return, the adjustment is satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for a specific founding member if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date.
During the first quarter of 2021, NCM LLC issued 3,047,582 common membership units to two founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network during the 2020 fiscal year and calculated a negative common membership unit adjustment for one founding member resulting in a

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
receivable included within “Other assets and prepaid expenses” on the unaudited Consolidated Balance Sheet. The net impact as a result of the Common Unit Adjustment to the intangible asset was $4.8 million during the first quarter of 2021.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended April 1, 2021 and March 26, 2020, the Company recorded a reduction to net intangible assets of $0.0 million and $1.4 million, respectively, related to integration and other encumbered theater payments. No integrations payments were earned for the three months ended April 1, 2021 because the Company generated negative Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) during this period. During the three months ended April 1, 2021 and March 26, 2020, AMC and Cinemark paid a total of $0.0 million and $8.5 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). The payments received during the three months ended March 26, 2020 primarily relate to AMC's acquisition of theaters from Carmike. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of April 1, 2021, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of April 1, 2021, AMC’s ownership was 0.0%.
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
    The following tables provide summaries of the transactions between the Company and the founding members (in millions):

	Three Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	April 1, 2021	March 26, 2020
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$0.4	$4.3
Operating expenses:
Theater access fee and revenue share to founding members (2)	$1.3	$12.5
Selling and marketing costs (3)	$—	$0.1
Advertising operating costs (3)	$0.1	$—
________________________________________
(1)For the three months ended April 1, 2021 and March 26, 2020, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA. No beverage revenue was generated for the period of time that the theaters within NCM LLC's network were temporarily closed as there were no attendees upon which beverage revenue is generated and limited for periods of reduced attendance due to the COVID-19 Pandemic.
(2)Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments this also includes payments to Cinemark and Regal for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”). There was no theater access fee or revenue share expense for the period of time that the theaters within NCM LLC's network were temporarily closed and reduced fees for periods of reduced attendance due to the COVID-19 Pandemic.
(3)Includes purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other payments made to the founding members in the ordinary course of business.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	April 1, 2021	December 31, 2020
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$607.5	$608.1
Current payable to founding members under tax receivable agreement (2)	$—	$0.6
Long-term payable to founding members under tax receivable agreement (2)	$22.6	$23.7
Other payables to founding members (3)	$0.6	$0.6
(1)Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all of the founding members (including AMC) as the Company's intangible balance is considered one asset inclusive of all common unit adjustment activity.
(2)The Company paid Cinemark and Regal $0.2 million and $0.4 million during 2021 and $3.2 million and $5.8 million during 2020, respectively, in payments pursuant to the TRA which were for the 2019 tax year.
(3)Includes other payments made to the founding members in the ordinary course of business.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. Mandatory distributions of available cash for the three months ended April 1, 2021 and March 26, 2020 were as follows (in millions):

	Three Months Ended
	April 1, 2021	March 26, 2020
Cinemark	$—	$2.1
Regal	—	2.2
Total distributions to related parties	—	4.3
NCM, Inc.	—	4.1
Total	$—	$8.4
Due to the temporary closure of the theaters within NCM LLC's network during a portion of the three months ended April 1, 2021, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the three months ended April 1, 2021 were calculated as negative $30.9 million (including negative $8.0 million for Cinemark, negative $8.0 million for Regal and negative $14.9 million for NCM, Inc.). Therefore, there will be no payment made for the first quarter of 2021. Under the terms of the NCM LLC Operating Agreement, these negative amounts will be netted against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Second Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC Operating Agreement.
Amounts due to related party founding members, net, as of April 1, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$0.6	$—	$0.6
Cost and other reimbursement	—	(0.1)	(0.1)
Total amounts due to founding members, net	$0.6	$(0.1)	$0.5
Amounts due to related party founding members, net as of December 31, 2020 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$0.6	$0.9	$1.5
Integration payments due from founding members	(0.1)	(0.1)	(0.2)
Total amounts due to founding members, net	$0.5	$0.8	$1.3

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.7 million and $0.7 million as of April 1, 2021 and December 31, 2020, respectively. Equity in (losses) earnings from AC JV, LLC of $(0.1) million and $0.1 million for the three months ended April 1, 2021 and March 26, 2020, respectively, is included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of April 1, 2021 and December 31, 2020 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	April 1, 2021	December 31, 2020	Maturity Date	Interest Rate
Revolving credit facility	$167.0	$167.0	June 20, 2023	(1)
Term loans - first tranche	262.6	263.3	June 20, 2025	(1)
Term loans - second tranche	50.0	—	December 20, 2024	(1)
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Total borrowings	1,109.6	1,060.3
Less: debt issuance costs and debt discounts related to term loans and senior notes	(12.3)	(8.0)
Total borrowings, net	1,097.3	1,052.3
Less: current portion of debt	(3.2)	(2.7)
Carrying value of long-term debt	$1,094.1	$1,049.6
___________________________________________________
(1)The interest rates on the revolving credit facility and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of April 1, 2021, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $262.6 million term loan (first tranche) and a $50.0 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On March 8, 2021, NCM LLC entered into an amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.8 million will be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.5 million as debt issuance costs and $0.4 million within “Loss on modification and retirement of debt, net”.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit.  During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network to address the COVID-19

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Pandemic. As of April 1, 2021, NCM LLC’s total availability under the $175.0 million revolving credit facility was $5.6 million, net of $167.0 million outstanding and $2.4 million in letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Following the Credit Agreement Second Amendment effective March 8, 2021, the applicable margin for the LIBOR index increased from a range of 1.75% to 2.25% to a range of 2.75% to 3.25% and the applicable margin for the base rate increased from a range of 0.75% to 1.25% to a range of 1.75% to 2.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The weighted-average interest rate on the revolving credit facility as of April 1, 2021 was 4.50%.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. Following the Credit Agreement Second Amendment effective March 8, 2021, the rate is either the LIBOR index plus 4.00% or the base rate plus 3.00%. The interest rate on the term loans as of April 1, 2021 was 5.00%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of April 1, 2021, NCM LLC has paid principal of $7.4 million, reducing the outstanding balance to $262.6 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of April 1, 2021 was 9.00%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments.
The senior secured credit facility contains a number of covenants and various financial ratio requirements including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. Following the Credit Agreement Second Amendment, the Company has a waiver of non-compliance with the consolidated Net Total Leverage and Consolidated Net Senior Secured Leverage financial covenants through the quarter ending June 30, 2022 (“Extended Covenant Waiver Holiday”) and the Consolidated Net Total Leverage Ratio and Consolidated Net Senior Secured Leverage Ratio financial covenants to be set to 6.75 to 1.00 and 5.50 to 1.00, respectively, for the quarter ending on or about September 29, 2022. Under the Credit Agreement, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. Pursuant to the terms of the Credit Agreement Second Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about September 29, 2022, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. As of April 1, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement Second Amendment described above and the noncompliance with the financial covenants was automatically waived.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $20.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of April 1, 2021.
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
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded an income tax benefit of $0.0 million for the three months ended April 1, 2021 compared to $0.4 million for the three months ended March 26, 2020 resulting in an effective

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
tax rate of 0.0% for the three months ended April 1, 2021 as compared to 8.8% for the three months ended March 26, 2020. The Company recorded a full valuation allowance on its net deferred tax assets as of December 31, 2020 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of April 1, 2021, reducing deferred tax expense to $0.0 million for the three months ended April 1, 2021 and the Company’s effective tax rate to 0.0%. The Company's current blended state and federal rate (net of federal benefit) was 24.6% as of April 1, 2021 and 24.4% as of March 26, 2020.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $20.1 million and short-term and long-term lease liabilities of $1.8 million and $22.2 million, respectively, on the balance sheet as of April 1, 2021 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of April 1, 2021, the Company had a weighted average remaining lease term of 8.9 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of April 1, 2021, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.35%.
During the three months ended April 1, 2021 and March 26, 2020, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended
	April 1, 2021	March 26, 2020
Operating lease cost	$0.9	$0.9
Variable lease cost	0.1	0.1
Total lease cost	$1.0	$1.0
The Company made total lease payments of $0.9 million and $0.9 million during the three months ended April 1, 2021 and March 26, 2020, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of April 1, 2021 and December 31, 2020, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee that began on November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two or more trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. As such, the Company did not and will not owe these fees for the period of time the founding members' theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced if attendance remains lower than historical levels. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees were or will be incurred for the period of time the founding member's theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced for months where screens are in use for only part of the month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of April 1, 2021, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $113.3 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from three years to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.0 million and $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of April 1, 2021 and December 31, 2020, respectively. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.
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
Other investments consisted of the following (in millions):

	As of
	April 1, 2021	December 31, 2020
Investment in AC JV, LLC (1)	$0.7	$0.7
Other investments	0.1	0.1
Total	$0.8	$0.8
_______________________________________
(1)Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.
As of April 1, 2021, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of April 1, 2021		As of December 31, 2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans - first tranche	$262.6	$246.8	$263.3	$217.2
Term loans - second tranche	50.0	50.0	—	—
Notes due 2026	230.0	200.7	230.0	160.7
Notes due 2028	400.0	375.0	400.0	337.5
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
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of April 1, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$49.8	$49.8	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.2	—	1.2	—
Total assets	$51.3	$49.8	$1.5	$—

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
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of April 1, 2021 and December 31, 2020, there were $0.0 million and $1.3 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of April 1, 2021 or December 31, 2020 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of April 1, 2021 and December 31, 2020 were as follows:

	As of April 1, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.4
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	1.3	1.2	2.6
Total long-term marketable securities	1.3	1.2
Total marketable securities	$1.6	$1.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of December 31, 2020
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	0.3	0.3	0.6
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	1.3	1.2	2.8
Total long-term marketable securities	1.3	1.2
Total marketable securities	$1.6	$1.5
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
10.  SUBSEQUENT EVENT
    On May 10, 2021, the Company declared a cash dividend of $0.05 per share (approximately $4.0 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 21, 2021 to be paid on June 7, 2021.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements related to the impact of the current COVID-19 Pandemic on our business and results of operations, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed in our annual report on Form 10-K for the Company’s fiscal year ended December 31, 2020. Among other risks, we face significant risk and volatility related to the COVID-19 Pandemic as discussed in this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 31, 2020. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Overview
We are America's Movie Network. As the largest cinema advertising network in the U.S., we unite brands with the power of movies and engage movie fans anytime and anywhere. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S.
We present two different formats of our Noovie pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and 15 of our network affiliates' theaters, Noovie now includes advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot (together, the “Post-Showtime Inventory”). As of April 1, 2021, theaters presenting the new Noovie format with Post-Showtime Inventory made up approximately 59% of our network. All other NCM network theater circuits, which make up the remaining 41% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of Noovie.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie and Noovie Arcade, as well as a variety of complementary out of home venues, including restaurants, retail locations, convenience stores and office and residential buildings, in order to reach entertainment audiences beyond the theater. As of April 1, 2021, approximately 5.2 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second party data have resulted in first- and second-party data sets of over 183.7 million as of April 1, 2021. We have long-term ESAs (approximately 18.5 weighted average years remaining based on pre-COVID-19 attendance levels) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between May 2021 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 20.9 years as of April 1, 2021. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary digital content network “DCN”.
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
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our annual report on Form 10-K filed with the SEC on March 8, 2021 for our fiscal year ended December 31, 2020.
Recent Developments
COVID-19—Following the World Health Organization’s declaration of the COVID-19 virus as a pandemic in March 2020, the United States’ government and other state and local governments issued precautionary restrictions on travel, public gatherings and other events and issued social distancing guidelines. Beginning in mid-March 2020, each of our founding members and all of our network affiliates announced that their theaters would be temporarily closed and almost all of the theaters within our network remained closed until late August 2020, with Regal temporarily re-closing its theaters again in October 2020. As of April 1, 2021, approximately 60.0% of the theaters within our network had reopened. Many of the open theaters are operating at reduced hours and offering a limited number of movie showtimes and attendance at open theaters has not returned to historical levels. Major motion picture releases expected to occur during the temporary closure period were delayed until 2021 or have been released directly to alternative delivery methods bypassing the theater entirely. As of May 7, 2021, approximately 77.0% of the theaters within our network have reopened.
The Company generated no in-theater advertising revenue for the approximate six months that the theaters were closed and on September 4, 2020 the Company resumed advertising within the theaters that were open in our network; however, in-theater advertising revenue continues to be adversely impacted as attendance at the reopened theaters has been significantly less than normal given COVID-19 restrictions around patron capacity limitations and a continued lack of new major motion picture releases. The results of operations for the three months ended April 1, 2021 were significantly impacted by the COVID-19 Pandemic.
The Company's ability to advertise has been and will continue to be limited due to the portion of our network that is closed, reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. Even though our ability to generate in-theater advertising revenue will be negatively impacted by government mandated capacity restrictions and the limited new content currently available, we are still required to pay these screen-based fees when theaters are open, which may be reduced for months where screens are in use for only part of the month. We have been working to preserve cash and ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic, even if prolonged.
Given the limited attendance levels and delay in new movie releases, during the three months ended April 1, 2021, over 75% of our current employee base continued to be furloughed or had salary reductions of up to 50% (“Temporary Salary and Wage Reductions”). Further, since the start of the COVID-19 Pandemic our total headcount has been reduced by almost 30% from pre-COVID-19 Pandemic headcount levels.
Since the start of the COVID-19 Pandemic and during the three months ended April 1, 2021, we have also taken the following cash preservation actions that the Company anticipates continuing until the Company’s operations normalize:
•Temporarily reduced cash compensation of the Company's Board of Directors by 20% and offered the option for the Board to receive the cash retainers for the first and second quarter in equivalent value of the Company’s common stock in lieu of cash;
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
•Decreased our quarterly dividend to $0.07 per share for the first three quarters of 2020 and to $0.05 for the fourth quarter of 2020 and first quarter of 2021 from $0.19 per share in the fourth quarter of 2019. When compared to the first quarter of 2020 this results in a cash savings of $11.2 million in the first quarter of 2021 and cash savings of $41.6 million for NCM, Inc. since the beginning of the pandemic; and

•Introduced an active cash management process, which, among other things, requires CEO approval of all outgoing payments.
The Company's ability to normalize operations is dependent upon the reopening of the remaining theaters within our network, the release of major motion pictures to the theaters, and the attendance of theater patrons. As of the filing date, multiple COVID-19 vaccines have been developed and immunizations are under way throughout the United States. Because of this, cases of the COVID-19 virus have decreased from the peak numbers experienced in late 2020 and government restrictions have lessened allowing theaters in key markets to reopen. Regal also began a phased reopening of its theaters within our network beginning in April 2021 and multiple major motion picture releases are scheduled beginning in May 2021. However, there can be no assurance that the cases of the COVID-19 virus will continue to decline, when theaters within our network will return to normal operations, that the theaters which have reopened will remain open or that patrons will return to the theaters at historical levels.
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
On March 8, 2021, NCM LLC entered into the Credit Agreement Second Amendment. Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.8 million will be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.5 million as debt issuance costs and $0.4 million within “Loss on modification and retirement of debt, net”.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2021	Q1 2020	Q1 2021 to Q1 2020
Revenue	$5.4	$64.7	(91.7)%
Operating expenses:
Advertising	10.5	36.8	(71.5)%
Network, administrative and unallocated costs	23.2	23.0	0.9%
Total operating expenses	33.7	59.8	(43.6)%
Operating (loss) income	(28.3)	4.9	(677.6)%
Non-operating expenses	13.7	13.5	1.5%
Income tax benefit	—	(0.4)	(100.0)%
Net loss attributable to noncontrolling interests	(22.6)	(4.5)	402.2%
Net loss attributable to NCM, Inc.	$(19.4)	$(3.7)	424.3%

Net loss per NCM, Inc. basic share	$(0.25)	$(0.05)	400.0%
Net loss per NCM, Inc. diluted share	$(0.25)	$(0.05)	400.0%

Adjusted OIBDA	$(16.2)	$14.4	(212.5)%
Adjusted OIBDA margin	(300.0)%	22.3%	(322.3)%
Total theater attendance (in millions) (1)	13.8	120.4	(88.5)%
_________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network for certain periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases and non-cash share-based compensation costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization of intangibles recorded for network theater screen leases, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for, financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2021	Q1 2020
Operating (loss) income	$(28.3)	$4.9
Depreciation expense	3.3	3.2
Amortization of intangibles recorded for network theater screen leases	6.1	6.1
Share-based compensation costs (1)	2.7	0.2
Adjusted OIBDA	$(16.2)	$14.4
Total revenue	$5.4	$64.7
Adjusted OIBDA margin	(300.0)%	22.3%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the three months ended April 1, 2021 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2020	16,515	3,935	20,450
New affiliates, net of lost affiliates (1)	—	340	340
Closures, net of openings (2)	(81)	(51)	(132)
Balance as of April 1, 2021	16,434	4,224	20,658
______________________________________
(1)Represents the addition of one new affiliate which added 363 new screens to our network, offset by the loss of one of our affiliates that closed as of the end of the first three months of 2021 resulting in a reduction of 23 affiliate screens to our network during the three months ended April 1, 2021.
(2)Excludes the temporary theater closures in response to the COVID-19 Pandemic.
Our founding member and network affiliate agreements allow us to sell cinema advertising across the largest network of digitally equipped theaters in the U.S. We believe that our market coverage strengthens our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out-of-home video advertising platforms by allowing advertisers the broad reach and national scale that they need to effectively reach their target audiences.
Basis of Presentation
The results of operations data for the three months ended April 1, 2021 (first quarter of 2021) and March 26, 2020 (first quarter of 2020) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
Results of Operations
First Quarter of 2021 and First Quarter of 2020
Revenue. Total revenue decreased 91.7%, from $64.7 million for the first quarter of 2020 to $5.4 million for the first quarter of 2021.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2021	Q1 2020	Q1 2021 to Q1 2020	Q1 2021 to Q1 2020
National and regional advertising revenue	$3.7	$49.8	$(46.1)	(92.6)%
Local advertising revenue	1.2	9.4	(8.2)	(87.2)%
Founding member advertising revenue from beverage concessionaire agreements	0.5	5.5	(5.0)	(90.9)%
Total revenue	$5.4	$64.7	$(59.3)	(91.7)%
The following table shows data on theater attendance and revenue per attendee for the three months ended April 1, 2021 and March 26, 2020:

			% Change
	Q1 2021	Q1 2020	Q1 2021 to Q1 2020
National and regional advertising revenue per attendee	$0.268	$0.414	(35.3)%
Local advertising revenue per attendee	$0.087	$0.078	11.5%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.355	$0.492	(27.8)%
Total advertising revenue per attendee	$0.391	$0.537	(27.2)%
Total theater attendance (in millions) (1)	13.8	120.4	(88.5)%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network for certain periods presented.
National and regional advertising revenue. The $46.1 million, or 92.6%, decrease in national and regional advertising revenue (excluding beverage revenue from founding members) was due to an 95.4% decrease in impressions sold due to the continued temporary closure of approximately 40% of the theaters within our network in response to the COVID-19 Pandemic and the significant decrease in attendance from historical levels at open theaters during the first quarter of 2021.
Local advertising revenue. The $8.2 million, or 87.2%, decrease in local advertising revenue was due to the continued temporary closure of approximately 40% the theaters within our network in response to the COVID-19 Pandemic and the significant decrease in attendance from historical levels at open theaters during the first quarter of 2021.
Founding member beverage revenue. The $5.0 million, or 90.9%, decrease in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to an 89.7% decrease in founding member attendance for the first quarter of 2021, as compared to the first quarter of 2020, due to the continued temporary theater closures described above related to the COVID-19 Pandemic.
Operating expenses. Total operating expenses decreased $26.1 million, or 43.6%, from $59.8 million for the first quarter of 2020 to $33.7 million for the first quarter of 2021. The following table shows the changes in operating expense for the first quarter of 2021 (in millions):

			$ Change	% Change
	Q1 2021	Q1 2020	Q1 2021 to Q1 2020	Q1 2021 to Q1 2020
Advertising operating costs	$1.5	$6.2	$(4.7)	(75.8)%
Network costs	1.8	2.9	(1.1)	(37.9)%
Theater access fees and revenue share—founding members	3.1	17.7	(14.6)	(82.5)%
Selling and marketing costs	7.7	13.9	(6.2)	(44.6)%
Administrative and other costs	10.2	9.8	0.4	4.1%
Depreciation expense	3.3	3.2	0.1	3.1%
Amortization of intangibles recorded for network theater screen leases	6.1	6.1	—	—%
Total operating expenses	$33.7	$59.8	$(26.1)	(43.6)%

Advertising operating costs. Advertising operating costs decreased $4.7 million, or 75.8%, from $6.2 million for the first quarter of 2020 to $1.5 million for the first quarter of 2021. The decrease was due primarily to a $4.0 million decrease in advertising affiliate expense due to lower revenue in the first quarter of 2021 as compared to the first quarter of 2020 due to the COVID-19 Pandemic, and a $0.4 million decrease in personnel related expenses due to the Temporary Salary and Wage Reductions in place during the first quarter of 2021 in response to the COVID-19 Pandemic.
Network costs. Network costs decreased $1.1 million, or 37.9%, from $2.9 million for the first quarter of 2020 to $1.8 million for the first quarter of 2021. The decrease was primarily related to a $0.9 million decrease in personnel related expenses related to the Temporary Salary and Wage Reductions in place during the first quarter of 2021 in response to the COVID-19 Pandemic and a $0.1 million decrease related to non-essential operating expenditures, including employee travel that was suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased $14.6 million, or 82.5%, from $17.7 million in the first quarter of 2020 to $3.1 million in the first quarter of 2021. The decrease was due to an 89.7% decrease in founding member attendance for the first quarter of 2021, as compared to first quarter of 2020, and fewer active founding member screens during the first quarter of 2021 due to the temporary closure of certain founding member theaters in response to the COVID-19 Pandemic.
Selling and marketing costs. Selling and marketing costs decreased $6.2 million, or 44.6%, from $13.9 million for the first quarter of 2020 to $7.7 million for the first quarter of 2021. This decrease was primarily related to a $2.9 million decrease in personnel related expenses primarily due to a decrease in commission expense driven by the revenue declines during the first quarter of 2021, as compared to the first quarter of 2020, as well as other lower personnel related expenses related to the Temporary Salary and Wage Reductions in place during the first quarter of 2021 in response to the COVID-19 Pandemic, a $2.3 million decrease related to non-essential operating expenditures, including marketing, training, research, consulting and employee travel that were suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic and a $1.5 million decrease in bad debt expense and production and royalty related costs resulting from lower revenue in the first quarter of 2021, compared to the first quarter of 2020. These decreases were partially offset by a $0.5 million increase in expense associated with our Noovie® Audience Accelerator service offering in 2021, compared to 2020 due to higher digital revenue and a change in the mix of digital products sold.
Administrative and other costs. Administrative and other costs increased $0.4 million, or 4.1%, from $9.8 million in the first quarter of 2020 to $10.2 million in the first quarter of 2021. This increase was primarily due to a $3.2 million increase in performance-based compensation expense following the modification of certain of the Company’s performance-based stock grants during the first quarter of 2021, issuance of retention related stock grants and higher projected performance against internal bonus targets, partially offset by a $1.9 million decrease in salary and other personnel related expenses related to the Temporary Salary and Wage Reductions in place during the first quarter of 2021 in response to the COVID-19 Pandemic, a $0.6 million decrease in legal and professional fees for the first quarter of 2021, as compared to the first quarter of 2020 and a $0.3 million decrease related to non-essential operating expenditures, including employee travel that was suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic.
Depreciation expense. Depreciation expense increased $0.1 million, or 3.1%, from $3.2 million for the first quarter of 2020 to $3.3 million in the first quarter of 2021.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases remained consistent at $6.1 million for the first quarter of 2021 and 2020.
Non-operating expenses. Total non-operating expenses increased $0.2 million, or 1.5%, from $13.5 million for the first quarter of 2020 to $13.7 million for the first quarter of 2021. The following table shows the changes in non-operating expense for the first quarter of 2021 and the first quarter of 2020 (in millions):

			$ Change	% Change
	Q1 2021	Q1 2020	Q1 2021 to Q1 2020	Q1 2021 to Q1 2020
Interest on borrowings	$14.7	$13.6	$1.1	8.1%
Interest income	—	(0.2)	0.2	(100.0)%
Loss on modification and retirement of debt, net	0.4	—	0.4	(100.0)%
(Gain) loss on the re-measurement of the payable to founding members under the tax receivable agreement	(1.5)	0.2	(1.7)	(850.0)%
Other non-operating expense (income)	0.1	(0.1)	0.2	(200.0)%
Total non-operating expenses	$13.7	$13.5	$0.2	1.5%

The increase in non-operating expense was primarily due to a $1.1 million increase in interest on borrowings primarily due to the increase in debt outstanding following the $110.0 million draw down on the revolving credit facility in late March 2020 and issuance of the second tranche of the terms loans under the Credit Agreement Second Amendment entered into on March 8, 2021 and a $0.4 million increase in the loss on modification and retirement of debt, net related to certain third party fees incurred in conjunction with the Credit Agreement Second Amendment, partially offset by a $1.7 million increase in the gain on the re-measurement of the payable to founding members under the Tax Receivable Agreement (“TRA”) due to a reduction in the payable to the founding members under the TRA following the recognition of certain deferred tax assets related to cancellation of debt income recognized for tax purposes in the first quarter of 2021 related to the Credit Agreement Second Amendment.
    Income Tax Benefit. Income tax benefit decreased from income tax benefit of $0.4 million for the first quarter of 2020 to $0.0 million of income tax benefit for the first quarter of 2021. The decrease in income tax benefit was primarily due to the full valuation allowance recorded against the Company’s deferred tax assets as of April 1, 2021 which reduced deferred tax expense to $0.0 million for the three months ended April 1, 2021.
    Net Loss. Net loss increased $15.7 million from net loss of $3.7 million for the first quarter of 2020 to $19.4 million for the first quarter of 2021. The increase in net loss was due to a $33.2 million increase in operating loss, a $0.4 million decrease in income tax benefit and a $0.2 million increase in non-operating expense, partially offset by an $18.1 million increase in net loss attributable to noncontrolling interests.
Known Trends and Uncertainties
COVID-19—As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, approximately 40% of the theaters within the Company’s network remained temporarily closed as of April 1, 2021 and the Company's ability to advertise within the opened theaters has been and will continue to be limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, are not incurred when theaters are closed and attendance-based fees will be reduced for the period of time that attendance is lower than historical levels.
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
CARES Act—On March 27, 2020, the U.S. Government enacted various relief and stimulus measures in response to the unprecedented adverse economic impacts of the COVID-19 Pandemic, commonly referred to as the CARES Act. The CARES Act made changes to the U.S. tax code that affect our fiscal year ending December 31, 2020, including, but not limited to, (1) reducing the limitation on deductible interest expense, (2) changing uses and limitations of net operating losses generated in tax years 2018, 2019, and 2020, (3) deferring the payment of the 6.2% FICA portion of Company's payroll taxes beginning on the enactment date through December 31, 2020 until the end of 2021 for one-half of the tax and the remaining half to the end of 2022 resulting in the deferral of $1.3 million in qualifying payments in the year ended December 31, 2020 for the Company and (4) creating the Employee Retention Payroll Tax Credit for the Company's portion of the 6.2% FICA payroll tax for certain qualifying employees from March 13, 2020 through December 31, 2020. The Company will continue to monitor the provisions of the CARES Act and associated regulations and any other government action and intends to seek available potential benefits that would positively impact the Company.

Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three months of 2021 and 2020, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time required as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. The CPM on our beverage concessionaire revenue related to AMC in 2021 did not change compared to 2020. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal's beverage suppliers instead increased at a fixed rate of 2.0%. Founding member attendance has been and may continue to be lower than historical levels following the re-opening of theaters due to the COVID-19 Pandemic which could reduce the Company’s beverage revenue.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the next increase occurring in fiscal year 2022. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) beginning at $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increasing 8% every five years beginning November 1, 2027. The Company does not owe the founding members any theater access fees when the theaters are closed. The digital screen fee is calculated based upon screens in use during each month. No digital screen fees will be incurred for the months where a screen is not in use and fees may be reduced for months where screens are in use for only part of the month. Further, founding member attendance has been and may continue to be lower than historical levels following the re-opening of theaters which could reduce the Company’s theater access fees.
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
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to NCM LLC’s founding members, interest or principal payments on our term loans and the Notes due 2026 and Notes due 2028, income tax payments, TRA payments to NCM LLC’s founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders.
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, approximately 40% of the theaters within the Company’s network remained temporarily closed as of April 1, 2021 and the Company's ability to advertise within the reopened theaters has been and will continue to be limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company will have limited cash receipts until the full network of theaters reopen, major motion pictures are released and theater patrons feel comfortable returning to the theaters allowing attendance levels to normalize. Further, once the above conditions are met there will be a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also has reduced cash payments during the period theaters within the Company's network are closed or attendance levels are low as expenses related to theater attendance are either not incurred or incurred at lower levels (i.e. theater access fees, Platinum Spot revenue share and network affiliate revenue share payments). The Company also implemented a number of cost-saving measures in order to preserve cash as further outlined within the ‘Recent Developments’ section above. In March 2020, we drew down an additional $110.0 million on our revolving credit facility and in March 2021 we received $43.8 million in proceeds under incremental term loans that mature on December 20, 2024. The $139.4 million of cash at NCM LLC as of April 1, 2021 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. shareholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
In accordance with the Credit Agreement amendment entered into on April 30, 2020 (“the Credit Agreement First Amendment”) and the Credit Agreement Second Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the third quarter of 2022, NCM LLC must maintain a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of April 1, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended. Management believes the Company can meet its obligations, including all interest and debt service payments within the twelve months following the date of issuance of these financial statements, based on its current financial position and liquidity sources, including current cash balances, and forecasted future cash flows.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	April 1, 2021	December 31, 2020	March 26, 2020	Q1 2021 to YE 2020	Q1 2021 to Q1 2020
Cash, cash equivalents and marketable securities (1)	$192.2	$181.8	$215.3	$10.4	$(23.1)
NCM LLC revolver availability (2)	5.6	4.4	4.4	1.2	1.2
Total liquidity	$197.8	$186.2	$219.7	$11.6	$(21.9)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of April 1, 2021, December 31, 2020 and March 26, 2020, was $139.4 million, $123.9 million and $132.2 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of April 1, 2021, December 31, 2020 and March 26, 2020. As of April 1, 2021, December 31, 2020 and March 26, 2020, the amount available under the NCM LLC revolving credit facility in the table above, was net of the amount outstanding under the revolving credit facility of $167.0 million, $167.0 million and $167.0 million, respectively, and net letters of credit of $2.4 million, $3.6 million and $3.6 million, respectively.
As of April 1, 2021, the weighted average remaining maturity of our debt was 5.2 years. As of April 1, 2021, approximately 57% of our total borrowings bear interest at fixed rates.  The remaining 43% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Three Months Ended
	April 1, 2021	March 26, 2020
Operating cash flow	$(25.0)	$58.1
Investing cash flow	$(2.0)	$0.8
Financing cash flow	$37.4	$78.4
•Operating Activities. The $83.1 million increase in cash used in operating activities for the first quarter of 2021, compared to the first quarter of 2020 was primarily due to a $51.7 million decrease in accounts receivable collections during the first quarter of 2021, as compared to the first quarter of 2020, a $33.8 million increase in consolidated net loss, and a $8.5 million decrease in founding member integration and other encumbered theater payments. These decreases were due to the temporary closure of the theaters within our network in response to the COVID-19 Pandemic resulting in significantly decreased revenue and negative Adjusted OIBDA, from which integration payments are calculated. These decreased cash inflows were partially offset by a $10.9 million decrease in accounts payable and accrued expenses payments due to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic.
•Investing Activities. The $2.8 million increase in cash used in investing activities for the first quarter of 2021, compared to the first quarter of 2020 was primarily due to a $4.1 million decrease in proceeds from the sale of marketable securities, net of purchases. This decrease was partially offset by a $1.3 million decrease in purchases of property and equipment in 2021, compared to 2020 due to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic.
•Financing Activities. The $41.0 million decrease in cash provided by financing activities for the first quarter of 2021, compared to the first quarter of 2020 was primarily due to a $128.0 million decrease in proceeds from the revolving credit facility, net of repayments and a $5.9 million increase in the payment of debt issuance costs related to Credit Agreement Second Amendment executed in the first quarter of 2021. These were partially offset by a $50.0 million increase in the issuance of term loans, a $32.4 million decrease in distributions to founding members in the first quarter of 2021, compared to the first quarter of 2020, and a $10.7 million decrease in dividends paid related to the decrease in the dividend amounts declared from $0.19 per share during the first quarter of 2020 to $0.05 per share during the first quarter of 2021.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of April 1, 2021 were $52.8 million (excluding $139.4 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 and received net proceeds of $43.8 million from incremental terms loans in March 2021 in order to supplement the decrease in cash provided by operating activities during the period a portion or all of our network theaters are closed. The $139.4 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. shareholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members will be impacted by the temporary closure of our network theaters and may be deferred through the quarter ending September 29, 2022 or longer if NCM LLC is not in compliance with the following limitations: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark and NCM, Inc.). The available cash distribution to the members of NCM LLC for the three months ended April 1, 2021 was calculated as approximately negative $30.9 million, of which NCM, Inc.'s share is approximately negative $14.9 million. Further there was $85.9 million of negative available cash generated in during 2020. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement amendments, there will be no available cash distributions made for the first quarter of 2021. Negative available cash distributions for the first quarter of 2021 and the negative available cash from 2020 are expected to be netted in accordance with the NCM LLC Operating Agreement against future positive available cash distributions after the Extended Covenant Waiver Holiday.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Amended Credit Agreement) to fund income taxes, payments associated with the TRA with the founding members, and current and future dividends as declared by the Board of Directors, including a dividend declared on May 10, 2021 of $0.05 per share (approximately $4.0 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on May 21, 2021 to be paid on June 7, 2021. These items should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its quarterly dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will consider general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2020 and incorporated by reference herein.  As of April 1, 2021, there were no significant changes in those critical accounting policies.
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
Contractual and Other Obligations
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and incorporated by reference herein. There were no material changes to our contractual obligations during the three months ended April 1, 2021.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk. As of April 1, 2021, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loans. A 100-basis point fluctuation in market interest rates underlying our term loans and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $4.8 million for an annual period on the $167.0 million revolving credit balance, $262.6 million term loan and $50.0 million incremental term loan outstanding as of April 1, 2021.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates as of April 1, 2021 that has had the effect of reducing the Company's interest rate risk. If interest rates increase, this will increase the Company’s interest rate risk.
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
Management, with the participation of the Chief Executive Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of April 1, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer concluded that the Company’s disclosure controls and procedures as of April 1, 2021 were effective.
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
Changes in Internal Control Over Financial Reporting
In early 2021, we implemented a new end-to-end order management and scheduling system that impacts reporting of revenue and certain other costs. We have evaluated the impact of this system and designed, implemented and tested internal control procedures related to this new system where appropriate. There were no changes to our internal control over financial reporting that occurred during the quarter ended April 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 8, 2021 for the fiscal year ended December 31, 2020.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
January 1, 2021 through January 28, 2021	75,582	$3.58	—	N/A
January 29, 2021 through February 25, 2021	108,323	$4.38	—	N/A
February 26, 2021 through April 1, 2021	88,854	$4.50	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	First Modification to the 2018 Restricted Stock Agreement
10.2	(2)	First Modification to the 2019 Restricted Stock Agreement
10.3	(3)	First Modification to the 2020 Restricted Stock Agreement
10.4	*	Amendment No. 2 to the Credit Agreement, dated as of March 8, 2021, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer and Interim PFO.
32.1	**	Certification of Chief Executive Officer and Interim PFO Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibits 10.1 to the Company’s current report on Form 8-K (File No. 001-33296) filed on March 4, 2021.
(2)	Incorporated by reference to Exhibits 10.2 to the Company’s current report on Form 8-K (File No. 001-33296) filed on March 4, 2021.
(3)	Incorporated by reference to Exhibits 10.3 to the Company’s current report on Form 8-K (File No. 001-33296) filed on March 4, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 10, 2021	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer and Interim Principal Financial Officer)