Form 10-Q
period 2021-09-30
National CineMedia, Inc.
filed 2021-11-08
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 3, 2021, 80,546,260 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110.1	$180.3
Short-term marketable securities	—	0.3
Receivables, net of allowance of $1.7 and $2.3, respectively	28.5	16.2
Other current assets and prepaid expenses	15.0	3.1
Total current assets	153.6	199.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $59.2 and $77.7, respectively	21.8	27.5
Intangible assets, net of accumulated amortization of $241.5 and $223.0, respectively	613.9	627.8
Deferred tax assets, net of valuation allowance of $226.2 and $212.0, respectively	—	—
Long-term marketable securities	1.2	1.2
Debt issuance costs, net	3.4	3.3
Other assets	26.2	26.5
Total non-current assets	666.5	686.3
TOTAL ASSETS	$820.1	$886.2
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$4.0	$2.0
Payable to founding members under tax receivable agreement (including payables to related parties of $0.0 and $0.6, respectively)	—	0.9
Accrued expenses	17.5	19.0
Accrued payroll and related expenses	8.5	4.8
Accounts payable	15.1	13.7
Deferred revenue	11.1	5.1
Short-term debt	3.2	2.7
Other current liabilities	2.0	1.8
Total current liabilities	61.4	50.0
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $11.2 and $8.0, respectively	1,093.6	1,049.6
Payable to founding members under tax receivable agreement (including payables to related parties of $21.3 and $23.7, respectively)	29.3	32.6
Other liabilities	21.0	22.6
Total non-current liabilities	1,143.9	1,104.8
Total liabilities	1,205.3	1,154.8
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 80,417,510 and 78,040,818 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(196.6)	(207.5)
Retained earnings (distributions in excess of earnings)	(336.7)	(266.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(532.5)	(473.1)
Noncontrolling interests	147.3	204.5
Total equity/(deficit)	(385.2)	(268.6)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$820.1	$886.2
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
REVENUE (including revenue from related parties of $2.7, $0.2, $4.7 and $4.5, respectively)	$31.7	$6.0	$51.1	$74.7
OPERATING EXPENSES:
Advertising operating costs	5.2	1.1	9.9	8.4
Network costs	2.0	1.8	5.7	6.3
Theater access fees and revenue share to founding members (including fees to related parties of $11.4, $1.0, $19.8 and $13.6, respectively)	16.7	1.8	31.0	19.5
Selling and marketing costs	8.2	7.5	24.8	28.1
Administrative and other costs	9.6	5.8	29.4	23.0
Impairment of long-lived assets	—	—	—	1.7
Depreciation expense	2.5	3.1	8.4	9.5
Amortization of intangibles recorded for network theater screen leases	6.2	6.2	18.5	18.4
Total	50.4	27.3	127.7	114.9
OPERATING LOSS	(18.7)	(21.3)	(76.6)	(40.2)
NON-OPERATING EXPENSES:
Interest on borrowings	16.6	13.7	48.2	40.9
Interest income	—	(0.1)	(0.1)	(0.6)
Loss on modification and retirement of debt, net	—	—	0.8	0.3
Gain on re-measurement of the payable to founding members under the tax receivable agreement	(1.8)	(1.0)	(3.2)	(0.7)
Other non-operating expense	—	0.1	0.1	0.1
Total	14.8	12.7	45.8	40.0
LOSS BEFORE INCOME TAXES	(33.5)	(34.0)	(122.4)	(80.2)
Income tax benefit	—	(3.1)	—	(7.7)
CONSOLIDATED NET LOSS	(33.5)	(30.9)	(122.4)	(72.5)
Less: Net loss attributable to noncontrolling interests	(18.3)	(18.2)	(65.1)	(42.3)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(15.2)	$(12.7)	$(57.3)	$(30.2)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(15.2)	$(12.7)	$(57.3)	$(30.2)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.19)	$(0.16)	$(0.72)	$(0.39)
Diluted	$(0.19)	$(0.16)	$(0.72)	$(0.39)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	80,359,723	78,016,737	79,652,152	77,925,552
Diluted	80,359,723	78,016,737	79,652,152	77,925,552
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 24, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(122.4)	$(72.5)
Adjustments to reconcile consolidated net loss to net cash (used in) provided by operating activities:
Deferred income tax benefit	—	(7.7)
Depreciation expense	8.4	9.5
Amortization of intangibles recorded for network theater screen leases	18.5	18.4
Non-cash share-based compensation	6.5	1.1
Impairment of long-lived assets	—	1.7
Amortization of debt issuance costs	3.0	1.9
Loss on modification and retirement of debt, net	0.8	0.3
Non-cash gain on re-measurement of the payable to founding members under the tax receivable agreement	(3.2)	(0.7)
Other	0.3	—
Founding member integration and other encumbered theater payments (including payments from related parties of $0.0 and $0.1, respectively)	0.3	9.7
Payment to the founding members under tax receivable agreement (including payments to related parties of $0.6 and $9.0, respectively)	(0.9)	(12.8)
Other cash flows from operating activities	(0.1)	—
Changes in operating assets and liabilities:
Receivables, net	(12.3)	163.3
Accounts payable and accrued expenses (including payments to related parties of $0.6 and $0.0, respectively)	4.8	(18.7)
Amounts due to/from founding members, net	2.0	(4.7)
Deferred revenue	6.0	(0.6)
Other, net	(4.2)	(2.3)
Net cash (used in) provided by operating activities	(92.5)	85.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.9)	(6.6)
Purchases of marketable securities	—	(8.2)
Proceeds from sale and maturities of marketable securities	0.3	30.3
Net cash (used in) provided by investing activities	(3.6)	15.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(12.9)	(26.5)
Proceeds from revolving credit facility	—	210.0
Repayments of revolving credit facility	—	(82.0)
Issuance of term loans	50.0	—
Repayment of term loan facility	(2.3)	(2.0)
Payment of debt issuance costs	(7.2)	(1.3)
Distributions to founding members	—	(36.8)
Repurchase of stock for restricted stock tax withholding	(1.7)	(1.0)
Net cash provided by financing activities	25.9	60.4
CHANGE IN CASH AND CASH EQUIVALENTS:	(70.2)	161.8
Cash and cash equivalents at beginning of period	180.3	55.9
Cash and cash equivalents at end of period	$110.1	$217.7
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 30, 2021	September 24, 2020
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$14.1	$10.5
Purchase of subsidiary equity with NCM, Inc. equity	$6.6	$—
Increase (decrease) in dividend equivalent accrual not requiring cash in the period	$1.0	$(0.2)
Supplemental disclosure of cash flow information:
Cash paid for interest	$42.3	$37.6
Cash (refunds) payments for income taxes	$(0.1)	$0.5
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—June 25, 2020	$(175.0)	78,000,338	$0.8	$(209.1)	$(207.4)	$240.7
Comprehensive loss, net of tax	(30.9)	—	—	—	(12.7)	(18.2)
Share-based compensation issued	—	37,273	—	—	—	—
Share-based compensation expensed/capitalized	1.0	—	—	0.7	—	0.3
Cash dividends declared $0.07 per share	(5.5)	—	—	—	(5.5)	—
Balance—September 24, 2020	$(210.4)	78,037,611	$0.8	$(208.4)	$(225.6)	$222.8

Balance—July 1, 2021	$(349.0)	80,238,751	$0.8	$(197.6)	$(317.4)	$165.2
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	0.3	—	(0.2)
Comprehensive loss, net of tax	(33.5)	—	—	—	(15.2)	(18.3)
Share-based compensation issued	(0.4)	178,759	—	(0.4)	—	—
Share-based compensation expensed/capitalized	1.7	—	—	1.1	—	0.6
Cash dividends declared $0.05 per share	(4.1)	—	—	—	(4.1)	—
Balance—September 30, 2021	$(385.2)	80,417,510	$0.8	$(196.6)	$(336.7)	$147.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 26, 2019	$(121.2)	77,568,986	$0.8	$(209.2)	$(171.1)	$258.3
Cumulative-effect adjustment for adoption of ASU 2016-13, net of tax	2.9	—	—	—	1.2	1.7
Distributions to founding members	(4.4)	—	—	—	—	(4.4)
NCM LLC equity issued for purchase of intangible asset	10.5	—	—	5.0	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(0.5)	—	—	(3.9)	—	3.4
Comprehensive loss, net of tax	(72.5)	—	—	—	(30.2)	(42.3)
Share-based compensation issued	(1.0)	468,625	—	(1.0)	—	—
Share-based compensation expensed/capitalized	1.3	—	—	0.7	—	0.6
Cash dividends declared $0.33 per share	(25.5)	—	—	—	(25.5)	—
Balance—September 24, 2020	$(210.4)	78,037,611	$0.8	$(208.4)	$(225.6)	$222.8

Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.1	—	—	6.8	—	7.3
Income tax and other impacts of NCM LLC ownership changes	(0.2)	—	—	1.2	—	(1.4)
Issuance of shares	6.6	1,390,567	—	6.6	—	—
NCM LLC common membership unit redemption	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(122.4)	—	—	—	(57.3)	(65.1)
Share-based compensation issued	(1.8)	986,125	—	(1.8)	—	—
Share-based compensation expensed/capitalized	6.7	—	—	4.7	—	2.0
Cash dividends declared $0.15 per share	(13.0)	—	—	—	(13.0)	—
Balance—September 30, 2021	$(385.2)	80,417,510	$0.8	$(196.6)	$(336.7)	$147.3
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM LLC is currently owned by NCM, Inc., Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. On March 23, 2021 American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) redeemed 1,390,567 membership units, which were issued to AMC in accordance with the terms of the common unit adjustment agreement with the founding members, in exchange for shares of NCM, Inc. common stock, reducing AMC’s ownership to 0.0% as of September 30, 2021. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with the founding members and with certain third-party network affiliates, under long-term network affiliate agreements. As previously disclosed, the COVID-19 pandemic has had a significant impact on the world and the Company’s business beginning in March 2020 as the United States’ government and other state and local governments issued restrictions on travel, public gatherings and other events and issued social distancing guidelines. These governmental restrictions resulted in the closure of most of the theaters within the Company’s network for approximately six months and thus the Company generated no in-theater advertising revenue during that time. When theaters began to reopen late in the third quarter of 2020, in-theater advertising revenue continued to be adversely impacted as attendance at the reopened theaters was significantly less than prior comparative periods due primarily to the shift in motion picture release schedules and the local/state COVID-19 patron capacity limitations. These and subsequent developments are referred to as the “COVID-19 Pandemic.” Beginning in 2021, the FDA approved multiple COVID-19 vaccines, which have been widely administered throughout the United States. As a result, during the second quarter of 2021, government restrictions lessened allowing theaters in key larger markets to fully reopen and by the third quarter of 2021 all of the theaters within the Company’s network were open. Multiple successful major motion pictures were released during the second and third quarters of 2021 resulting in the highest theater attendance since the start of the COVID-19 Pandemic. Despite the increase in network attendance, the second and third quarter of 2021 in-theater advertising revenue remained significantly below historical levels. During the third quarter of 2021 variants of the COVID-19 virus spread throughout the United States resulting in the reinstatement of mask mandates in certain areas with increased infection rates and concerning some advertisers about the impact on theater attendance.
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based upon pre-COVID-19 attendance levels) of approximately 18.0 years as of September 30, 2021. The network affiliate agreements expire at various dates between December 2021 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 15.7 years as of September 30, 2021 (based upon pre-COVID-19 attendance levels).
As of September 30, 2021, NCM LLC had 166,605,854 common membership units outstanding, of which 80,417,510 (48.3%) were owned by NCM, Inc., 43,026,794 (25.8%) were owned by Regal and 43,161,550 (25.9%) were owned by Cinemark and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
Going Concern—The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, management believes the Company can meet its operating obligations as they become due, including all currently scheduled interest and debt service payments within one year following the date that these financial statements are issued. Refer to Note 6—Borrowings for information on the Company’s debt obligations, including a current waiver of certain financial covenants. However, the Company does not expect to meet its financial covenants within one year following the date that these financial statements are issued. If these financial covenants are not met a majority of the lenders of the Senior Secured Credit Facility are permitted under the Credit Agreement to accelerate the debt which could also result in a cross-default under NCM LLC’s senior notes. Considering current liquidity sources, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In light of this, the Company is actively pursuing a number of options including amending its Senior Secured Credit Facility to extend a waiver of these financial covenants and obtaining additional financing either through a loan from third party lenders or NCM, Inc. Management expects to conclude one of these alternatives in the very near term; however, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes advertising through its on-screen cinema network, lobby network (LEN) and lobby promotions in theaters, and on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.
The Company had one agency through which the Company sourced advertising revenue that accounted for 22.0% and 10.1% of the Company's gross outstanding receivable balance as of September 30, 2021 and December 31, 2020, respectively. During the three months ended September 30, 2021 and September 24, 2020, the Company had one customer that accounted for 11.8% and 28.8% of the Company's revenue, respectively. During the nine months ended September 30, 2021 and September 24, 2020, the Company had one customer that accounted for 11.6% and 10.6% of revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million, $0.0 million, $0.0 million and $1.7 million related to the write-off of certain internally developed software during the three months ended September 30, 2021 and September 24, 2020 and the nine months ended September 30, 2021 and September 24, 2020, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On February 28, 2021 and March 2, 2021, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $0.2 million and $1.7 million for the three months and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021 and September 24, 2020 and the nine months ended September 30, 2021 and September 24, 2020, 268,782, 50,052, 1,394,321 and 607,733 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation.  The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Net loss attributable to NCM, Inc.	$(15.2)	$(12.7)	$(57.3)	$(30.2)
NCM LLC equity issued for purchase of intangible asset	—	—	6.8	5.0
Income tax and other impacts of subsidiary ownership changes	0.3	—	1.2	(3.9)
NCM LLC common membership unit redemption	—	—	(6.6)	—
Issuance of shares to founding members	—	—	6.6	—
Change from net loss income attributable to NCM, Inc. and transfers from noncontrolling interests	$(14.9)	$(12.7)	$(49.3)	$(29.1)
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
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the audience specified in the advertising contract. The make-good provision is recorded within accrued expenses in the unaudited Condensed Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, the Company had a make-good provision of $2.9 million and $7.1 million, respectively.
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of September 30, 2021. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national and regional, local and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with, and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three and nine months ended September 30, 2021 and September 24, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
National and regional advertising revenue	$22.9	$3.5	$35.5	$55.0
Local advertising revenue	5.4	2.3	9.6	14.0
Founding member advertising revenue from beverage concessionaire agreements	3.4	0.2	6.0	5.7
Total revenue	$31.7	$6.0	$51.1	$74.7
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the nine months ended September 30, 2021 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nine Months Ended
September 30, 2021
Balance at beginning of period	$(5.1)
New contract liabilities	(7.7)
Performance obligations satisfied	1.7
Balance at end of period	$(11.1)
As of September 30, 2021 and December 31, 2020, the Company had $3.3 million and $2.5 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the nine months ended September 30, 2021 were as follows (in millions):

	Nine Months Ended
	September 30, 2021
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.2	$2.1
Provision for bad debt	0.1	(0.2)
Write-offs, net	—	(0.5)
Balance at end of period	$0.3	$1.4
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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Net loss attributable to NCM, Inc. (in millions)	$(15.2)	$(12.7)	$(57.3)	$(30.2)
Weighted average shares outstanding:
Basic	80,359,723	78,016,737	79,652,152	77,925,552
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	—	—
Diluted	80,359,723	78,016,737	79,652,152	77,925,552
Loss per NCM, Inc. share:
Basic	$(0.19)	$(0.16)	$(0.72)	$(0.39)
Diluted	$(0.19)	$(0.16)	$(0.72)	$(0.39)
The effect of 86,188,344, 84,531,328, 85,601,326 and 83,678,699 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended September 30, 2021 and September 24, 2020 and nine months ended September 30, 2021 and September 24, 2020, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 4,797,243, 4,484,702, 4,797,243 and 4,484,702, stock options and non-vested (restricted) shares for the three months ended September 30, 2021 and September 24, 2020 and nine months ended September 30, 2021 and September 24, 2020, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. During 2020, the Company determined that recent adverse changes in macroeconomic trends, reduced cash flows as a consequence of the temporary, and sometimes permanent, closure of the theaters within the Company's network in response to the COVID-19 Pandemic, a decline in the fair value of NCM LLC’s debt and the further sustained decline in the market price of NCM, Inc.'s common stock constituted a triggering event for its intangible assets under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further delays in major motion picture releases, a recurrence of the temporary theater closures and other potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity related to the COVID-19 Pandemic. The estimated future cash flows from the affiliate agreements and ESAs calculated within the probability-weighted analyses were in excess of the net book value of these intangible assets and no impairment charges were recorded in the year ended December 31, 2020. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, including potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended September 30, 2021 and September 24, 2020 and nine months ended September 30, 2021 and September 24, 2020, the Company recorded a reduction to net intangible assets of $0.2 million, $0.0 million, $0.3 million and $1.4 million, respectively,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
related to integration and other encumbered theater payments. No integrations payments were earned for the three months ended September 30, 2021 because the Company generated negative Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) during this period. During the three months ended September 30, 2021 and September 24, 2020 and nine months ended September 30, 2021 and September 24, 2020, AMC and Cinemark paid a total of $0.2 million, $0.0 million, $0.3 million and $9.7 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). The payments received during the three months ended September 24, 2020 primarily relate to AMC's acquisition of theaters from Carmike. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. AMC has owned less than 5% of NCM LLC since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC operating agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC operating agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of September 30, 2021, AMC’s ownership was 0.0%.
The material agreements with the founding members are as follows:
•ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie® pre-show, use of the LEN and rights to sell and display certain lobby promotions. Further, NCM LLC’s founding members have elected to purchase 30 seconds to 60 seconds of advertising, out of the 90 seconds allowed for under the ESA, in the Noovie pre-show to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC agreed to pay Cinemark and Regal incremental monthly theater access fees and, subject to NCM LLC's use of specified inventory, a revenue share in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019, and the underlying term of the ESAs were extended until 2041. The ESAs and 2019 ESA Amendments with Cinemark and Regal are considered leases with related parties under ASC 842.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
    The following tables provide summaries of the transactions between the Company and the related party founding members (in millions):

	Three Months Ended		Nine Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$2.7	$0.2	$4.7	$4.5
Operating expenses:
Theater access fee and revenue share to founding members (2)	$11.4	$1.0	$19.8	$13.6
Selling and marketing costs (3)	$—	$—	$—	$0.1
Advertising operating costs (3)	$—	$0.4	$0.1	$0.4
________________________________________
(1)For the three and nine months ended September 30, 2021 and September 24, 2020, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA. No beverage revenue was generated for the period of time that the theaters within NCM LLC's network were temporarily closed as there were no attendees upon which beverage revenue is generated and beverage revenue was limited for periods of reduced attendance due to the COVID-19 Pandemic.
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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	September 30, 2021	December 31, 2020
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$596.4	$608.1
Current payable to founding members under tax receivable agreement (2)	$—	$0.6
Long-term payable to founding members under tax receivable agreement (2)	$21.3	$23.7
Other payables to founding members (3)	$—	$0.6
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

Pursuant to the terms of the NCM LLC operating agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Mandatory distributions of available cash for the three and nine months ended September 30, 2021 and September 24, 2020 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Cinemark	$—	$—	$—	$2.1
Regal	—	—	—	2.2
Total distributions to related parties	—	—	—	4.3
NCM, Inc.	—	—	—	4.1
Total	$—	$—	$—	$8.4
Due to the temporary closure of the theaters within NCM LLC's network during a portion of the nine months ended September 30, 2021 and decrease in 2021 in-theater advertising revenue, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the three months ended September 30, 2021 were calculated as negative $23.2 million (including negative $6.0 million for Cinemark, negative $6.0 million for Regal and negative $11.2 million for NCM, Inc.). Therefore, there will be no payment made for the third quarter of 2021. The mandatory distributions of available cash by NCM LLC for the nine months ended September 30, 2021 were calculated as negative $93.3 million (including negative $24.2 million for Cinemark, negative $24.1 million for Regal and negative $45.0 million for NCM, Inc.). Under the terms of the NCM LLC operating agreement, these negative amounts will be netted against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Second Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
Amounts due to related party founding members, net, as of September 30, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$1.2	$1.6	$2.8
Total amounts due to founding members, net	$1.2	$1.6	$2.8
Amounts due to related party founding members, net as of December 31, 2020 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$0.6	$0.9	$1.5
Integration payments due from founding members	(0.1)	(0.1)	(0.2)
Total amounts due to founding members, net	$0.5	$0.8	$1.3
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.6 million and $0.7 million as of September 30, 2021 and December 31, 2020, respectively. Equity in (losses) earnings from AC JV, LLC of $0.0 million, $(0.1) million, $(0.1) million and $(0.1) million for the three months ended September 30, 2021 and September 24, 2020 and nine months ended September 30, 2021 and September 24, 2020, respectively, is included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes NCM LLC’s total outstanding debt as of September 30, 2021 and December 31, 2020 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 30, 2021	December 31, 2020	Maturity Date	Interest Rate
Revolving credit facility	$167.0	$167.0	June 20, 2023	(1)
Term loans - first tranche	261.2	263.3	June 20, 2025	(1)
Term loans - second tranche	49.8	—	December 20, 2024	(1)
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,108.0	1,060.3
Less: debt issuance costs and debt discounts related to term loans and senior notes	(11.2)	(8.0)
Total borrowings, net	1,096.8	1,052.3
Less: current portion of debt	(3.2)	(2.7)
Carrying value of long-term debt	$1,093.6	$1,049.6
___________________________________________________
(1)The interest rates on the revolving credit facility and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of September 30, 2021, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $261.2 million term loan (first tranche) and a $49.8 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.9 million as debt issuance costs and $0.8 million within “Loss on modification and retirement of debt, net”.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network due to the COVID-19 Pandemic. As of September 30, 2021, NCM LLC’s total availability under the $175.0 million revolving credit facility was $6.8 million, net of $167.0 million outstanding and $1.2 million in letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Following the Credit Agreement Second Amendment effective March 8, 2021, the applicable margin for the LIBOR index increased from a range of 1.75% to 2.25% to a range of 2.75% to 3.25% and the applicable margin for the base rate increased from a range of 0.75% to 1.25% to a range of 1.75% to 2.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The weighted-average interest rate on the revolving credit facility as of September 30, 2021 was 4.50%.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. Following the Credit Agreement Second Amendment effective March 8, 2021, the rate is either the LIBOR index plus 4.00% or the base rate plus 3.00%. The interest

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
rate on the term loans as of September 30, 2021 was 5.00%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 30, 2021, NCM LLC has paid principal of $8.8 million, reducing the outstanding balance to $261.2 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of September 30, 2021 was 9.00%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments.
The senior secured credit facility contains a number of covenants and various financial ratio requirements including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. Following the Credit Agreement Second Amendment, the Company has a waiver of non-compliance with the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the quarter ending June 30, 2022 (“Extended Covenant Waiver Holiday”) and the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 6.75 to 1.00 and 5.50 to 1.00, respectively, for the quarter ending on or about September 29, 2022. Under the Credit Agreement, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the third quarter of 2022, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC’s consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of default has occurred and continues to occur under the senior secured credit facility. Pursuant to the terms of the Credit Agreement Second Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about September 29, 2022, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. As of September 30, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement Second Amendment described above and the noncompliance with the financial covenants was automatically waived.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $20.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of September 30, 2021.
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
Due to the future market uncertainties discussed within Note 1 - The Company, the Board of Directors of NCM, Inc. and required NCM LLC founding members approved the material terms of a revolving loan agreement between NCM Inc. and NCM LLC. Borrowings by NCM LLC will be available through December 31, 2022. The final definitive loan agreement will be approved by the Audit Committee of NCM, Inc., if needed. If entered into, this revolving loan facility will provide NCM LLC with short-term working capital loans as NCM LLC rebuilds its advertising revenue base and collects related accounts receivable and will provide additional flexibility with respect to the NCM LLC minimum liquidity covenant.
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the nine months ended September 30, 2021 compared to an income tax benefit of $7.7 million for the nine months ended September 24, 2020 resulting in an effective tax rate of 0.0% for the nine months ended September 30, 2021 as compared to 20.4% for the nine months ended September 24, 2020. The Company recorded a full valuation allowance on its net deferred tax assets as of December 31, 2020 following the determination it was more-likely-than-not that the Company will not be able to

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
realize the benefit of those assets. The Company maintained a full valuation allowance as of September 30, 2021, reducing deferred tax expense to $0.0 million for the nine months ended September 30, 2021 and the Company’s effective tax rate to 0.0%.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $19.2 million and short-term and long-term lease liabilities of $2.0 million and $21.0 million, respectively, on the balance sheet as of September 30, 2021 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 30, 2021, the Company had a weighted average remaining lease term of 8.4 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of September 30, 2021, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.36%.
During the three and nine months ended September 30, 2021 and September 24, 2020, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 24, 2020	September 30, 2021	September 24, 2020
Operating lease cost	$0.8	$0.9	$2.6	$2.7
Variable lease cost	0.2	0.1	0.4	0.4
Total lease cost	$1.0	$1.0	$3.0	$3.1
The Company made total lease payments of $0.9 million, $0.9 million, $2.9 million and $2.7 million during the three months ended September 30, 2021 and September 24, 2020 and nine months ended September 30, 2021 and September 24, 2020, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with this next increase occurring in fiscal year 2022, and the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 30, 2021 and December 31, 2020, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
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
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of September 30, 2021, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $105.4 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from three years to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.2 million and $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 30, 2021 and December 31, 2020, respectively. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not so long as an affiliate's minimum theater attendance or revenue levels are not met by the affiliate.
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
Other investments consisted of the following (in millions):

	As of
	September 30, 2021	December 31, 2020
Investment in AC JV, LLC (1)	$0.6	$0.7
Other investments	0.1	0.1
Total	$0.7	$0.8
_______________________________________
(1)Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.
As of September 30, 2021, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans - first tranche	$261.2	$237.7	$263.3	$217.2
Term loans - second tranche	$49.8	$50.0	$—	$—
Notes due 2028	$400.0	$376.0	$400.0	$337.5
Notes due 2026	$230.0	$189.8	$230.0	$160.7
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
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$37.1	$37.1	$—	$—
Long-term marketable securities (2)	1.2	—	1.2	—
Total assets	$38.3	$37.1	$1.2	$—

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
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of September 30, 2021 and December 31, 2020, there were $1.0 million and $1.3 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of September 30, 2021 or December 31, 2020 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 30, 2021 and December 31, 2020 were as follows:

	As of September 30, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Long-term certificates of deposit	$1.3	$1.2	2.1
Total marketable securities	$1.3	$1.2

	As of December 31, 2020
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.6
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	1.3	1.2	2.8
Total long-term marketable securities	1.3	1.2
Total marketable securities	$1.6	$1.5
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

10.  SUBSEQUENT EVENT
On November 8, 2021, the Company declared a cash dividend of $0.05 per share (approximately $4.0 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on November 22, 2021 to be paid on December 7, 2021.

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
We present two different formats of our Noovie pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates' theaters, the Noovie pre-show now includes advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot (together, the “Post-Showtime Inventory”). As of September 30, 2021, theaters presenting the new Noovie format with Post-Showtime Inventory made up approximately 56% of our network. All other NCM network theater circuits, which make up the remaining 44% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie preshow.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie.com, Noovie Shuffle, Name That Movie and Noovie Arcade, on third party partner’s internet sites, as well as a variety of complementary out of home venues, including restaurants, retail locations, convenience stores, college campuses and office and residential buildings, in order to reach entertainment audiences beyond the theater. As of September 30, 2021, over 6.0 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second party data have resulted in first- and second-party data sets of approximately 252 million as of September 30, 2021. We have long-term ESAs (approximately 18.0 weighted average years remaining based on pre-COVID-19 attendance levels) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between December 2021 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 15.7 years as of September 30, 2021. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).
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
Recent Developments
COVID-19 Impact and Outlook—As previously disclosed, the COVID-19 Pandemic has had a significant impact on the world and our business beginning in March 2020 as the United States’ government and other state and local governments issued restrictions on travel, public gatherings and other events and issued social distancing guidelines. These governmental restrictions resulted in the closure of most of our network theaters for approximately six months and thus the Company generated no in-theater advertising revenue during that time. When theaters began to reopen late in the third quarter of 2020, in-theater advertising revenue continued to be adversely impacted as attendance at the reopened theaters was significantly less than prior comparative periods due primarily to the shift in motion picture release schedules and the local/state COVID-19 patron capacity limitations.
Beginning in 2021, the FDA approved COVID-19 vaccines, which have been widely administered throughout the United States. As a result, during the second quarter of 2021, government restrictions lessened allowing theaters in key larger markets to fully reopen and by the third quarter of 2021 all of the theaters within the Company’s network were open. Multiple, successful major motion pictures were released during the second and third quarters of 2021 resulting in the highest attendance numbers within our network since the start of the COVID-19 Pandemic. The movie slate for the remainder of 2021 and into 2022 remains packed due to the addition of the major motion pictures originally scheduled for 2020 and major motion picture studios committing to theatrical-only releases. Despite the increase in network attendance, the second quarter and third quarter of 2021 in-theater advertising revenue remained significantly below historical levels as we were not able to participate in the 2021 advertising upfront marketplace during the summer of 2020 while theaters were closed. During 2021, variants of the COVID-19 virus spread throughout the United States resulting in the reinstatement of mask mandates in certain areas with increased infection rates and concerning some advertisers about the impact on theater attendance. There can be no assurance that the cases of the COVID-19 virus will continue to decline; new variants will not emerge and spread; recently reinstated mask mandates will not negatively impact network attendance, advertiser sentiment, and our business in general; social distancing, capacity restrictions, and other public safety measures will not be reintroduced; when or if theaters within our network will return to historic attendance levels; and that the theaters which have reopened will remain open.
To ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic, even if prolonged, we continued to manage our liquidity position through various cost control methods discussed further within the “Financial Condition and Liquidity” section below. Since the beginning of the COVID-19 Pandemic, the Company has significantly reduced payroll related costs through a combination of temporary furloughs, permanent layoffs and salary reductions (“Payroll Related Cost Reductions”). In total, the Company’s headcount has been reduced by almost 35% as compared to headcount levels prior to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. We were still required to pay these screen-based fees when theaters are open, which were reduced for months where screens are in use for only part of the month.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that our founding members and network affiliates will rebound and attendance figures will continue to benefit from pent-up social demand as people seek togetherness with a return to normalcy. However, the ultimate significance of the COVID-19 Pandemic, including the extent of the adverse impact on our financial and operational results, will be dictated by the currently unknowable duration of the pandemic, the effect of the pandemic on the overall economy and the advertising market, responsive governmental regulations, including mandated business closures which could recur causing subsequent closure periods, mask mandates and social distancing guidelines, theater capacity restrictions, government restrictions, vaccine mandates, shifting movie slates, voluntary theater closures and decreasing levels of theater attendance. Our business also could be significantly affected should the disruptions caused by the COVID-19 Pandemic lead to permanent changes in consumer behavior (such as the movie audience’s willingness to return to the movie theaters, which may be influenced by the adoption or continued use of streaming services), or further reductions or impacts to the customary theatrical release window. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business, particularly over the near to medium term. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q3 2021	Q3 2020	YTD 2021	YTD 2020	Q3 2021 to Q3 2020	YTD 2021 to YTD 2020
Revenue	$31.7	$6.0	$51.1	$74.7	428.3%	(31.6)%
Operating expenses:
Advertising	29.2	8.1	60.4	50.5	260.5%	19.6%
Network, administrative and unallocated costs	21.2	19.2	67.3	64.4	10.4%	4.5%
Total operating expenses	50.4	27.3	127.7	114.9	84.6%	11.1%
Operating loss	(18.7)	(21.3)	(76.6)	(40.2)	(12.2)%	90.5%
Non-operating expenses	14.8	12.7	45.8	40.0	16.5%	14.5%
Income tax benefit	—	(3.1)	—	(7.7)	(100.0)%	(100.0)%
Net loss attributable to noncontrolling interests	(18.3)	(18.2)	(65.1)	(42.3)	0.5%	53.9%
Net loss attributable to NCM, Inc.	$(15.2)	$(12.7)	$(57.3)	$(30.2)	19.7%	89.7%

Net loss per NCM, Inc. basic share	$(0.19)	$(0.16)	$(0.72)	$(0.39)	18.8%	84.6%
Net loss per NCM, Inc. diluted share	$(0.19)	$(0.16)	$(0.72)	$(0.39)	18.8%	84.6%

Adjusted OIBDA	$(8.2)	$(11.2)	$(43.1)	$(9.5)	(26.8)%	353.7%
Adjusted OIBDA margin	(25.9)%	(186.7)%	(84.3)%	(12.7)%	160.8%	(71.6)%
Total theater attendance (in millions) (1)	75.7	5.2	138.6	125.8	NM	10.2%
_________________________
NM = Not meaningful
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network for certain periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets and executive transition costs. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization of intangibles recorded for network theater screen leases, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, the impairment of long-lived assets or costs associated with the transition of executive officers. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for, financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2021	Q3 2020	YTD 2021	YTD 2020
Operating loss	$(18.7)	$(21.3)	$(76.6)	$(40.2)
Depreciation expense	2.5	3.1	8.4	9.5
Amortization of intangibles recorded for network theater screen leases	6.2	6.2	18.5	18.4
Share-based compensation costs (1)	1.7	0.8	6.5	1.1
Impairment of long-lived assets (2)	—	—	—	1.7
Executive transition costs (3)	0.1	—	0.1	—
Adjusted OIBDA	$(8.2)	$(11.2)	$(43.1)	$(9.5)
Total revenue	$31.7	$6.0	$51.1	$74.7
Adjusted OIBDA margin	(25.9)%	(186.7)%	(84.3)%	(12.7)%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)The impairment of long-lived assets primarily relates to the write off of certain internally developed software.
(3)Executive transition costs represent costs associated with the search for a new Company CFO during the third quarter of 2021.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the nine months ended September 30, 2021 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2020	16,515	3,935	20,450
New affiliates, net of lost affiliates (1)	—	362	362
Closures, net of openings (2)	(15)	(21)	(36)
Balance as of September 30, 2021	16,500	4,276	20,776
______________________________________
(1)Represents the addition of one new affiliate which added 501 new screens to our network, offset by the loss of four of our affiliates that closed during the first nine months of 2021 resulting in a reduction of 139 affiliate screens to our network as of September 30, 2021.
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
Basis of Presentation
The results of operations data for the three months ended September 30, 2021 (third quarter of 2021) and September 24, 2020 (third quarter of 2020) and the nine months ended September 30, 2021 and September 24, 2020 were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations
Third Quarter of 2021 and Third Quarter of 2020

Revenue. Total revenue increased 428.3%, from $6.0 million for the third quarter of 2020 to $31.7 million for the third quarter of 2021.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2021	Q3 2020	Q3 2021 to Q3 2020	Q3 2021 to Q3 2020
National and regional advertising revenue	$22.9	$3.5	$19.4	554.3%
Local advertising revenue	5.4	2.3	3.1	134.8%
Founding member advertising revenue from beverage concessionaire agreements	3.4	0.2	3.2	NM
Total revenue	$31.7	$6.0	$25.7	428.3%
____________________________________________
NM = Not meaningful
The following table shows data on theater attendance and revenue per attendee for the three months ended September 30, 2021 and September 24, 2020:

			% Change
	Q3 2021	Q3 2020	Q3 2021 to Q3 2020
National and regional advertising revenue per attendee	$0.303	NM	NM
Local advertising revenue per attendee	$0.071	NM	NM
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.374	NM	NM
Total advertising revenue per attendee	$0.419	NM	NM
Total theater attendance (in millions) (1)	75.7	5.2	NM
 ________________________________________________________
NM = Not meaningful
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network for certain periods presented.
National and regional advertising revenue. The $19.4 million, or 554.3%, increase in national and regional advertising revenue (excluding beverage revenue from founding members) was due to a significant increase in attendance as all of the theaters within our network were open and multiple major motion pictures were released during the third quarter of 2021 compared to the temporary closure of almost all of the theaters in our network in response to the COVID-19 Pandemic until late August 2020 when theaters began to reopen. National advertising utilization increased from 71.0% for the third quarter of 2020 to 79.3% for the third quarter of 2021.
Local advertising revenue. The $3.1 million, or 134.8%, increase in local advertising revenue was due primarily to the ability to generate onscreen advertising revenue in the third quarter of 2021, compared to the third quarter of 2020 as all of the theaters within our network were open and multiple major motion pictures were released during the third quarter of 2021 compared to the temporary closure of almost all of the theaters in our network in response to the COVID-19 Pandemic until late August 2020 when theaters began to reopen.
Founding member beverage revenue. The $3.2 million increase in national advertising revenue from the founding members’ beverage concessionaire agreements was due to the reopening of all founding member theaters within our network and the release of multiple major motion pictures during the third quarter of 2021 compared to the temporary closure of all of the founding member theaters in our network in response to the COVID-19 Pandemic until late August 2020 when theaters began to reopen.
Operating expenses. Total operating expenses increased $23.1 million, or 84.6%, from $27.3 million for the third quarter of 2020 to $50.4 million for the third quarter of 2021. The following table shows the changes in operating expense for the third quarter of 2021 (in millions):

			$ Change	% Change
	Q3 2021	Q3 2020	Q3 2021 to Q3 2020	Q3 2021 to Q3 2020
Advertising operating costs	$5.2	$1.1	$4.1	372.7%
Network costs	2.0	1.8	0.2	11.1%
Theater access fees and revenue share—founding members	16.7	1.8	14.9	827.8%
Selling and marketing costs	8.2	7.5	0.7	9.3%
Administrative and other costs	9.6	5.8	3.8	65.5%
Depreciation expense	2.5	3.1	(0.6)	(19.4)%
Amortization of intangibles recorded for network theater screen leases	6.2	6.2	—	—%
Total operating expenses	$50.4	$27.3	$23.1	84.6%
Advertising operating costs. Advertising operating costs increased $4.1 million, or 372.7%, from $1.1 million for the third quarter of 2020 to $5.2 million for the third quarter of 2021. The increase was due primarily to a $3.6 million increase in advertising affiliate expense and a $0.3 million increase in our digital platform revenue share expense from higher revenue in the third quarter of 2021 as compared to the third quarter of 2020 related to certain digital partners and the addition of a new affiliate representing 501 screens during 2021.
Network costs. Network costs increased $0.2 million, or 11.1%, from $1.8 million for the third quarter of 2020 to $2.0 million for the third quarter of 2021.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased from $1.8 million in the third quarter of 2020 to $16.7 million in the third quarter of 2021. The increase was due to the increase in theater attendance and active founding member screens in the third quarter of 2021, compared to the third quarter of 2020 when all the founding member theaters in our network were closed until they began to reopen in late August 2020.
Selling and marketing costs. Selling and marketing costs increased $0.7 million, or 9.3%, from $7.5 million for the third quarter of 2020 to $8.2 million for the third quarter of 2021. This increase was primarily related to a $0.9 million increase in personnel expenses largely related to the return of a portion of our sales and marketing departments from furlough and restoration of hours and/or salaries of certain other employees from reductions that were in effect during the third quarter of 2020 in response to the COVID-19 Pandemic and a $0.6 million increase in bad debt expense consistent with the increase in trade accounts receivable and was partially offset by a $0.7 million decrease in expense related to certain of our digital offerings due to a decrease in digital revenue for the third quarter of 2021, as compared to the third quarter of 2020.
Administrative and other costs. Administrative and other costs increased $3.8 million, or 65.5%, from $5.8 million in the third quarter of 2020 to $9.6 million in the third quarter of 2021. This increase was primarily due to a $2.8 million increase in personnel expenses due to higher performance-based compensation expense in the third quarter of 2021 due in part to the modification of our performance based grants in early 2021, the reversal of the bonus accrual in the third quarter of 2020 and less capitalized personnel costs in our technology department during the third quarter of 2021, as compared to the third quarter of 2020. Administrative and other costs also increased $0.6 million related to cloud computing expense incurred in the third quarter of 2021 following the implementation of our new cinema advertising management system in January 2021 and a $0.2 million increase in employee recruiting expense due in part to the one-time expense of hiring our new CFO.
Depreciation expense. Depreciation expense decreased $0.6 million, or 19.4%, from $3.1 million for the third quarter of 2020 to $2.5 million in the third quarter of 2021, as certain assets were retired following the implementation of our new cinema advertising management system in January 2021.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen remained consistent at $6.2 million for the third quarter of 2020 and the third quarter of 2021.
Non-operating expenses. Total non-operating expenses increased $2.1 million, or 16.5%, from $12.7 million for the third quarter of 2020 to $14.8 million for the third quarter of 2021. The following table shows the changes in non-operating expense for the third quarter of 2021 and the third quarter of 2020 (in millions):

			$ Change	% Change
	Q3 2021	Q3 2020	Q3 2021 to Q3 2020	Q3 2021 to Q3 2020
Interest on borrowings	$16.6	$13.7	$2.9	21.2%
Interest income	—	(0.1)	0.1	(100.0)%
Gain on the re-measurement of the payable to founding members under the tax receivable agreement	(1.8)	(1.0)	(0.8)	80.0%
Other non-operating expense	—	0.1	(0.1)	(100.0)%
Total non-operating expenses	$14.8	$12.7	$2.1	16.5%

The increase in non-operating expense was primarily due to a $2.9 million increase in interest on borrowings related to the issuance of additional debt and the increase in the interest rate on our credit facilities following the Credit Agreement Second Amendment entered into on March 8, 2021. These changes resulted in a 0.62% increase in the weighted average interest rate in the third quarter of 2021, as compared to the third quarter of 2020. The increase in non-operating expense was partially offset by a $0.8 million increase in the gain on re-measurement of the payable to founding members under the Tax Receivable Agreement (“TRA”) due to a reduction in the payable to the founding members under the TRA following changes to the Company’s projected performance.
Income Tax Benefit. Income tax benefit decreased from income tax benefit of $3.1 million for the third quarter of 2020 to $0.0 million of income tax benefit for the third quarter of 2021. The decrease in income tax benefit was primarily due to the full valuation allowance recorded against the Company’s deferred tax assets as of September 30, 2021 which reduced deferred tax expense to $0.0 million for the three months ended September 30, 2021.
Net Loss. Net loss increased $2.5 million from net loss of $12.7 million for the third quarter of 2020 to $15.2 million for the third quarter of 2021. The increase in net loss was due to a $3.1 million decrease in income tax benefit and a $2.1 million increase in non-operating expense, partially offset by a $2.6 million decrease in operating loss and a $0.1 million increase in net loss attributable to noncontrolling interests.
Nine months ended September 30, 2021 and September 24, 2020
Revenue. Total revenue decreased 31.6%, from $74.7 million for the nine months ended September 24, 2020 to $51.1 million for the nine months ended September 30, 2021. The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 30, 2021	September 24, 2020	YTD 2021 to YTD 2020	YTD 2021 to YTD 2020
National and regional advertising revenue	$35.5	$55.0	$(19.5)	(35.5)%
Local advertising revenue	9.6	14.0	(4.4)	(31.4)%
Founding member advertising revenue from beverage concessionaire agreements	6.0	5.7	0.3	5.3%
Total revenue	$51.1	$74.7	$(23.6)	(31.6)%
The following table shows data on theater attendance and revenue per attendee for nine months ended September 30, 2021 and September 24, 2020:

	Nine Months Ended		% Change
	September 30, 2021	September 24, 2020	YTD 2021 to YTD 2020
National and regional advertising revenue per attendee	$0.256	$0.437	(41.4)%
Local advertising revenue per attendee	$0.069	$0.111	(37.8)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.325	$0.548	(40.7)%
Total advertising revenue per attendee	$0.369	$0.594	(37.9)%
Total theater attendance (in millions) (1)	138.6	125.8	10.2%
 ________________________________________________________

(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network for certain periods presented.
National and regional advertising revenue. The $19.5 million, or 35.5%, decrease in national and regional advertising revenue (excluding beverage revenue from founding members) was primarily due to the inclusion of a pre-pandemic quarter in the prior period. Impressions sold decreased 36.2% related to a decrease in national advertising utilization from 103.6% for the nine months ended September 24, 2020 to 60.0% for the nine months ended September 30, 2021, partially offset by a 10.2% increase in network attendance.

Local advertising revenue. The $4.4 million, or 31.4%, decrease was largely driven by the inclusion of a pre-pandemic quarter in the prior period. Local advertising revenue in the third quarter of 2021 was adversely impacted by the continued effects of COVID-19 on certain categories of advertisers that have historically advertised in our theaters such as arts and entertainment, restaurants, automotive and travel and tourism, which were suffering from various impacts including decreased inventory due to supply chain delays and the inability to serve existing patrons due to staffing shortages during the third quarter of 2021.
Founding member beverage revenue. The $0.3 million, or 5.3%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 5.2% increase in founding member attendance for the nine months ended September 30, 2021, as compared to the nine months ended September 24, 2020.
Operating expenses. Total operating expenses increased $12.8 million, or 11.1%, from $114.9 million for the nine months ended September 24, 2020 to $127.7 million for the nine months ended September 30, 2021. The following table shows the changes in operating expense for the nine months ended September 30, 2021 and September 24, 2020 (in millions):

	Nine Months Ended		$ Change	% Change
	September 30, 2021	September 24, 2020	YTD 2021 to YTD 2020	YTD 2021 to YTD 2020
Advertising operating costs	$9.9	$8.4	$1.5	17.9%
Network costs	5.7	6.3	(0.6)	(9.5)%
Theater access fees—founding members	31.0	19.5	11.5	59.0%
Selling and marketing costs	24.8	28.1	(3.3)	(11.7)%
Administrative and other costs	29.4	23.0	6.4	27.8%
Impairment of long-lived assets	—	1.7	(1.7)	(100.0)%
Depreciation expense	8.4	9.5	(1.1)	(11.6)%
Amortization of intangibles recorded for network theater screen leases	18.5	18.4	0.1	0.5%
Total operating expenses	$127.7	$114.9	$12.8	11.1%
Advertising operating costs. Advertising operating costs increased $1.5 million, or 17.9%, from $8.4 million for the nine months ended September 24, 2020 to $9.9 million for the nine months ended September 30, 2021. The increase was due primarily to a $1.6 million increase in advertising affiliate expense due to the addition of a new affiliate representing 501 screens that joined our network in 2021 and an increase in per patron fees owed to certain existing affiliates driven by a 10.2% increase in the attendance for the nine months ended September 30, 2021 as compared to the nine months ended September 24, 2020. Advertising operating costs also increased $0.3 million in digital platform revenue share expense due to higher revenue in the third quarter of 2021 as compared to the third quarter of 2020 related to certain digital partners. These increases were partially offset by a $0.3 million decrease related to non-essential operating expenditures that were suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic.
Network costs. Network costs decreased $0.6 million, or 9.5%, from $6.3 million for the nine months ended September 24, 2020 to $5.7 million for the nine months ended September 30, 2021. The decrease was primarily related to a $0.5 million decrease in personnel related expenses related to the Payroll Related Cost Reductions implemented in response to the COVID-19 Pandemic which were in place for the nine months ended September 30, 2021, as compared to six of the nine months ended September 24, 2020.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased $11.5 million, or 59.0%, from $19.5 million in the nine months ended September 24, 2020 to $31.0 million in the nine months ended September 30, 2021. Theater access fees and revenue share increased $9.8 million due to a substantial increase in average active screens for the nine months ended September 30, 2021, as compared to the nine months ended September 24, 2020, $0.8 million due to the annual contractual rate increase related to the fee for post-showtime attendance and digital screens and $0.4 million due to a 5.2% increase in founding member attendance. The Company did not owe the founding members any theater access fees for the period during which the theaters were closed.
Selling and marketing costs. Selling and marketing costs decreased $3.3 million, or 11.7%, from $28.1 million for the nine months ended September 24, 2020 to $24.8 million for the nine months ended September 30, 2021. This decrease was primarily related to a $2.6 million decrease related to non-essential operating expenditures, including marketing, training, research, consulting and employee travel that were suspended as part of the measures taken to reduce expenses and preserve cash during the COVID-19 Pandemic, a $0.5 million decrease in bad debt expense related to lower revenue and a $0.4 million decrease in software costs, partially offset by a $0.4 million increase in non-cash barter expense for the nine months ended September 30, 2021, as compared to the nine months ended September 24, 2020.
Administrative and other costs. Administrative and other costs increased $6.4 million, or 27.8%, from $23.0 million for the nine months ended September 24, 2020 to $29.4 million for the nine months ended September 30, 2021. This increase was primarily due to a $7.4 million increase in performance-based compensation expense due in part to the modification of certain of the Company’s performance-based equity grants and issuance of new equity grants during the nine months ended September 30, 2021, $2.1 million in personnel expenses due to less capitalized personnel costs from our technology department during the nine months ended September 30, 2021, as compared to the nine months ended September 24, 2020, and a $1.3 million increase related to cloud computing expense incurred following the implementation of our new cinema advertising management system in January 2021. These increases were partially offset by a $3.1 million decrease in salary and other personnel related expenses related to the Payroll Related Cost Reductions in place during the nine months ended September 30, 2021 in response to the COVID-19 Pandemic and a $1.5 million decrease in legal and professional fees due in part to non-recurring legal services obtained in 2020 related to the various implications of the COVID-19 Pandemic and the negotiation of the services agreement for our cinema advertising management system.
Impairment of long-lived assets. Impairment of long-lived assets decreased $1.7 million, or 100.0%, from $1.7 million in the nine months ended September 24, 2020 to $0.0 million in the nine months ended September 30, 2021. This decrease in impairment expense was primarily related to the write-off of certain long-lived assets during the second quarter of 2020.
Depreciation expense. Depreciation expense decreased $1.1 million, or 11.6%, from $9.5 million for the nine months ended September 24, 2020 to $8.4 million in the nine months ended September 30, 2021, as certain assets were retired following the implementation of our new cinema advertising management system in January 2021.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases increased $0.1 million, or 0.5%, from $18.4 million for the nine months ended September 24, 2020, to $18.5 million for the nine months ended September 30, 2021.
Non-operating expenses. Total non-operating expenses increased $5.8 million, or 14.5%, from $40.0 million for the nine months ended September 24, 2020 to $45.8 million for the nine months ended September 30, 2021. The following table shows the changes in non-operating expense for the nine months ended September 30, 2021 and September 24, 2020 (in millions):

	Nine Months Ended		$ Change	% Change
	September 30, 2021	September 24, 2020	YTD 2021 to YTD 2020	YTD 2021 to YTD 2020
Interest on borrowings	$48.2	$40.9	$7.3	17.8%
Interest income	(0.1)	(0.6)	0.5	(83.3)%
Loss on modification and retirement of debt, net	0.8	0.3	0.5	166.7%
Gain on re-measurement of the payable to founding members under the tax receivable agreement	(3.2)	(0.7)	(2.5)	357.1%
Other non-operating expense	0.1	0.1	—	100.0%
Total non-operating expenses	$45.8	$40.0	$5.8	14.5%
The increase in non-operating expense was primarily due to a $7.3 million increase in interest on borrowings related to the issuance of additional debt and the increase in the interest rate on our credit facilities and a $0.5 million increase in the loss on modifications and retirements of debt, net resulting from the Credit Agreement Second Amendment entered into on March 8, 2021. These increases were partially offset by a $2.5 million increase in the gain on re-measurement of the payable to founding members under the TRA due to a reduction in the payable to the founding members under the TRA following the recognition of certain deferred tax assets related to cancellation of debt income recognized for tax purposes in the first quarter of 2021 related to the Credit Agreement Second Amendment and changes to the Company’s projected performance during nine months ended September 30, 2021.
Income Tax Benefit. Income tax benefit decreased from income tax benefit of $7.7 million for the nine months ended September 24, 2020 to $0.0 million of income tax benefit for the nine months ended September 30, 2021. The decrease in income tax benefit was primarily due to the full valuation allowance recorded against the Company’s deferred tax assets as of September 30, 2021 which reduced deferred tax expense to $0.0 million for the nine months ended September 30, 2021.
Net Loss. Net loss increased $27.1 million from net loss of $30.2 million for the nine months ended September 24, 2020 to $57.3 million for the nine months ended September 30, 2021. The increase in net loss was due to a $36.4 million increase in operating loss, a $7.7 million decrease in income tax benefit and a $5.8 million increase in non-operating expense, partially offset by a $22.8 million increase in net loss attributable to noncontrolling interests.
Known Trends and Uncertainties
COVID-19—As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic certain theaters within the Company’s network were temporarily closed during a portion of the nine months ended September 30, 2021. The Company's ability to advertise within theaters once opened has been limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, are not incurred when theaters are closed and attendance-based fees will be reduced for the period of time that attendance is lower than historical levels.
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
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and nine months of 2021 and 2020, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Should the amount of time required as part of these beverage concessionaire agreements decline, this premium time will be available for sale to other clients. Per the ESA with AMC, the time sold to AMC’s beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to AMC’s beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in AMC’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. The CPM on our beverage concessionaire revenue related to AMC in 2021 did not change compared to 2020. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal's beverage suppliers instead increased at a fixed rate of 2.0% annually. Founding member attendance has been and may continue to be lower than historical levels following the re-opening of theaters due to the COVID-19 Pandemic, which could reduce the Company’s beverage revenue.
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
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, certain theaters within the Company’s network remained temporarily closed during a portion of the nine months ended September 30, 2021 and the Company's ability to advertise within the reopened theaters has been limited due to lower than historical levels of attendance due in part to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company will have limited cash receipts until attendance levels normalize and advertising revenue increases. Further, once the above conditions are met there will be a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company's network were closed or attendance levels were low as expenses related to theater attendance were either not incurred or incurred at lower levels (i.e. theater access fees, Platinum Spot revenue share and network affiliate revenue share payments). As all of the theaters within our network were open for the third quarter of 2021, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance increases following the continued release of many major motion pictures. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
•During the nine months ended September 30, 2021, 35%-75% of our current employee base continued to be furloughed or had salary reductions of up to 50%. Further, since the start of the COVID-19 Pandemic our total headcount has been reduced by almost 35% from pre-COVID-19 Pandemic headcount levels.
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
•Decreased our quarterly dividend to $0.07 per share for the first three quarters of 2020 and to $0.05 for the fourth quarter of 2020 and first, second and third quarters of 2021 from $0.19 per share in the fourth quarter of 2019. When compared to the first quarter of 2020 this results in a cash savings of $10.8 million in the third quarter of 2021 and cash savings of $63.2 million for NCM, Inc. since the beginning of the pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO approval of all outgoing payments.
Due to the future market uncertainties outlined above, the Board of Directors of NCM, Inc. and required NCM LLC founding members approved the material terms of a revolving loan agreement between NCM Inc. and NCM LLC. Borrowings by NCM LLC will be available through December 31, 2022. The final definitive loan agreement will be approved by the Audit Committee of NCM, Inc. if needed. The final definitive loan agreement was not executed during the third quarter of 2021 as NCM LLC did not need the additional liquidity. If entered into, this revolving loan facility will provide NCM LLC with short-term working capital loans as NCM LLC rebuilds its advertising revenue base and collects related accounts receivable and will provide additional flexibility with respect to the NCM LLC minimum liquidity covenant.

In March 2020, we drew down an additional $110.0 million on our revolving credit facility and in March 2021 we received $43.0 million in proceeds under incremental term loans that mature on December 20, 2024. The $64.4 million of cash at NCM LLC as of September 30, 2021 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
In accordance with the Credit Agreement amendment entered into on April 30, 2020 (“the Credit Agreement First Amendment”) and the Credit Agreement Second Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the third quarter of 2022, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of September 30, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended. Management believes the Company can meet its operating obligations, including all currently scheduled interest and debt service payments within one year following the date of issuance of the accompanying financial statements, based on its current financial position and liquidity sources, including current cash balances, and forecasted future cash flows. The Company does not expect to meet its financial covenants within one year following the date that these financial statements are issued. If these financial covenants are not met a majority of the lenders of the Senior Secured Credit Facility are permitted under the agreement to accelerate the debt which could also result in a cross-default under NCM LLC’s senior notes. Considering current liquidity sources, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In light of this, the Company is actively pursuing a number of options including amending its Senior Secured Credit Facility to extend a waiver of these financial covenants and obtaining additional financing either through a loan from third party lenders or NCM, Inc. Management expects to conclude one of these alternatives in the very near term; however, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 30, 2021	December 31, 2020	September 24, 2020	Q2 2021 to YE 2020	Q3 2021 to Q3 2020
Cash, cash equivalents and marketable securities (1)	$111.3	$181.8	$220.7	$(70.5)	$(109.4)
NCM LLC revolving credit facility availability (2)	6.8	4.4	4.4	2.4	2.4
Total liquidity	$118.1	$186.2	$225.1	$(68.1)	$(107.0)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of September 30, 2021, December 31, 2020 and September 24, 2020, was $64.4 million, $123.9 million and $157.4 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility pursuant to the Credit Agreement was $175.0 million as of September 30, 2021, December 31, 2020 and September 24, 2020. As of September 30, 2021, December 31, 2020 and September 24, 2020, the amount available under the NCM LLC revolving credit facility pursuant to the Credit Agreement in the table above was net of the amount outstanding under the revolving credit facility of $167.0 million, $167.0 million and $167.0 million, respectively, and net letters of credit of $1.2 million, $3.6 million and $3.6 million, respectively.
As of September 30, 2021, the weighted average remaining maturity of our debt was 4.7 years. As of September 30, 2021, approximately 57% of our total borrowings bear interest at fixed rates. The remaining 43% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Nine Months Ended
	September 30, 2021	September 24, 2020
Operating cash flow	$(92.5)	$85.9
Investing cash flow	$(3.6)	$15.5
Financing cash flow	$25.9	$60.4
•Operating Activities. The $178.4 million increase in cash used in operating activities for the nine months ended September 30, 2021, compared to the nine months ended September 24, 2020 was primarily due to a $175.6 million decrease in accounts receivable collections during the nine months ended September 30, 2021, as compared to the nine months ended September 24, 2020, a $49.9 million increase in consolidated net loss and a $9.4 million decrease in founding member integration and other encumbered theater payments. These decreases were due to the temporary closure of the theaters within our network in response to the COVID-19 Pandemic resulting in decreased revenue and negative Adjusted OIBDA, from which integration payments are calculated. These decreased cash inflows were partially offset by i) a $23.5 million decrease in payments of accounts payable and accrued expenses due in part to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic, ii) an $11.9 million decrease to the amount paid to founding member under the TRA, iii) a $7.7 million decrease in deferred income tax expense related to the full valuation allowance on its net deferred tax assets during the nine months ended September 30, 2021 and iv) a $6.7 million increase in amounts due to founding members for the nine months ended September 30, 2021, as compared to the nine months ended September 24, 2020 due to the increase in theater access fees, net of beverage discussed above.
•Investing Activities. The $19.1 million increase in cash used in investing activities for the nine months ended September 30, 2021, compared to the nine months ended September 24, 2020 was primarily due to a $21.8 million decrease in proceeds from the sale of marketable securities, net of purchases. This decrease was partially offset by a $2.7 million decrease in purchases of property and equipment in 2021, compared to 2020 due to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic.
•Financing Activities. The $34.5 million decrease in cash provided by financing activities for the nine months ended September 30, 2021, compared to the nine months ended September 24, 2020 was primarily due to a $128.0 million decrease in proceeds from the revolving credit facility, net of repayments, and a $5.9 million increase in the payment of debt issuance costs related to Credit Agreement Second Amendment executed in the first quarter of 2021. These decreases were partially offset by a $50.0 million increase in the issuance of term loans, a $36.8 million decrease in distributions to founding members and a $13.6 million decrease in dividends paid related to the decrease in the dividend amounts declared from $0.33 per share during the nine months ended September 24, 2020 to $0.15 per share during the nine months ended September 30, 2021.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 30, 2021 were $46.9 million (excluding $64.4 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 and received net proceeds of $43.0 million from incremental terms loans in March 2021 in order to supplement the decrease in cash provided by operating activities during the period during which a portion or all of our network theaters are closed. The $64.4 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to its members (Regal, Cinemark and NCM, Inc.) have been impacted by the temporary closure of our network theaters and may be deferred through the quarter ending September 29, 2022 or longer if NCM LLC is not in compliance with the following limitations: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. NCM LLC is required pursuant to the terms of the NCM LLC operating agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members. The available cash distribution to NCM LLC’s members for the three months ended September 30, 2021 was calculated as approximately negative $23.2 million, of which NCM, Inc.'s share is approximately negative $11.2 million. The available cash distribution to NCM LLC’s members for the nine months ended September 30, 2021 was calculated as approximately negative $93.3 million, of which NCM, Inc.'s share is approximately negative $45.0 million. Further there was $85.9 million of negative available cash generated during 2020. Pursuant to the NCM LLC operating agreement and the Credit Agreement amendments, there will be no available cash distributions made for the fourth quarter of 2021. Negative available cash distributions for the first, second and third quarter of 2021 and the negative available cash from 2020 are expected to be netted in accordance with the NCM LLC operating agreement against future positive available cash distributions after the Extended Covenant Waiver Holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Second Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Credit Agreement) to fund income taxes, pay amounts associated with the TRA with the founding members, fund the revolving loan to NCM LLC, if needed, and pay current and future dividends as declared by the Board of Directors, including a dividend declared on November 8, 2021 of $0.05 per share (approximately $4.0 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on November 22, 2021 to be paid on December 7, 2021. These items should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its quarterly dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will consider general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic, restrictions under the NCM LLC Credit Agreement and the current availability and funding of the revolving loan agreement between NCM Inc. and NCM LLC, if needed.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 31, 2020 and incorporated by reference herein.  As of September 30, 2021, there were no significant changes in those critical accounting policies.
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
Contractual and Other Obligations
See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual and Other Obligations” contained in our annual report on Form 10-K for the fiscal year ended December 31, 2020 and incorporated by reference herein. There were no material changes to our contractual obligations during the nine months ended September 30, 2021.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk. As of September 30, 2021, the only interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility and our term loans. A 100-basis point fluctuation in market interest rates underlying our term loans and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $4.8 million for an annual period on the $167.0 million revolving credit balance, $261.2 million term loan and $49.8 million incremental term loan outstanding as of September 30, 2021.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates as of September 30, 2021 that has had the effect of reducing the Company's interest rate risk. If interest rates increase, this will increase the Company’s interest rate risk.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 30, 2021 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
Excluding the risk factor outlined below, there have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 8, 2021 for the fiscal year ended December 31, 2020.
We may be unsuccessful in obtaining a waiver under our Credit Agreement prior to a default thereunder. The failure to obtain such a waiver or conclude another alternative the Company is pursuing could lead to an event of default, which gives rise to substantial doubt about our ability to continue as a going concern.
Although management believes the Company can meet its operating obligations as they become due, the Company does not expect to meet its financial covenants under its Senior Secured Credit Facility within one year following the date that the accompanying financial statements are issued. If these financial covenants are not met or the Company’s independent auditors issue a qualified audit opinion relating to the Company’s fiscal year 2021 annual audit because the Company does not expect to meet these financial covenants, a majority of the lenders of the Senior Secured Credit Facility are permitted under the Credit Agreement to accelerate the debt which could also result in a cross-default under NCM LLC’s senior notes. Considering current liquidity sources, the Company would not be able to repay the Company’s total outstanding debt balance.
In light of this, the Company is actively pursuing a number of options including amending its Senior Secured Credit Facility to extend a waiver of these financial covenants and obtaining additional financing either through a loan from third party lenders or NCM, Inc. Notwithstanding management’s expectation that the Company will be able to conclude one of the alternatives prior to an event of default, there can be no assurance that the Company will be successful in a timely manner, or on acceptable terms, if at all. The failure to conclude one of these alternatives such that there is no longer a projected financial covenant default could lead to an event of default, which would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements and it is likely that investors will lose all or a part of their investment.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 2, 2021 through July 29,2021	31,901	$3.60	—	N/A
July 30, 2021 through September 2, 2021	60,688	$3.48	—	N/A
September 3, 2021 through September 30, 2021	—	$—	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	Employment agreement dated August 25, 2021 between National CineMedia, Inc. and Ronnie Y. Ng.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.1	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibits 10.1 to the Company’s current report on Form 8-K (File No. 001-33296) filed on September 27, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 8, 2021	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 8, 2021	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)