Form 10-K
period 2021-12-30
National CineMedia, Inc.
filed 2022-03-03
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing sales price on July 1, 2021, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $318,020,219.
As of February 24, 2022, 81,136,701 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be used in connection with its Annual Meeting of Stockholders and to be filed within 120 days of December 30, 2021 are incorporated by reference into Part III, Items 10-14, of this report on Form 10-K.

Certain Definitions
In this document, unless the context otherwise requires:
•“NCM, Inc.,” “NCM,” “the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC.
•“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company, the current operating company for our business, which NCM, Inc. acquired an interest in, and became a member and the sole manager of, upon completion of our initial public offering, or “IPO,” which closed on February 13, 2007.
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
•“Adjusted OIBDA” refers to a non-GAAP financial measure, which management defines as operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based payment costs, executive transition costs, early lease termination expense, legal fees related to an abandoned financing transaction and impairment of long-lived assets.
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
Market Information
Information regarding market share, market position and industry data pertaining to our business contained in this report consists of estimates based on data and reports compiled by industry professional organizations (including, but not limited to, the Motion Picture Association of America, and the National Association of Theatre Owners) and analysts and our knowledge of our revenues and markets. Designated Market Area® is a registered trademark of Nielsen Media Research, Inc. (“Nielsen”). We take responsibility for compiling and extracting, but have not independently verified, market and industry data provided by third parties, or by industry or general publications, and take no further responsibility for such data. Similarly, while we believe our internal estimates are reliable, our estimates have not been verified by any independent sources, and we cannot assure you as to their accuracy.
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
•pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, can disrupt our business and the business of our founding members and network affiliates;
•continued declines in theater attendance;
•changes in theater patron behavior could result in declines in viewership of the Noovie® pre-show;
•we may not realize the anticipated benefits of the 2019 ESA Amendments;
•we may not be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory;
•changes to the ESAs and the relationships with NCM LLC's founding members;
•our plans for developing additional digital revenue opportunities may not be implemented and may not be achieved;
•changes in regulation and potential liability arising out of the gathering and use of user information collected through online or mobile services;
•competition within the overall advertising industry;
•failure to continue to upgrade our technology and that of our advertising network;
•changes in economic conditions;
•we may not be able to grow our advertising revenue in line with the growth of our contractual costs;
•the potential loss of any major content partner or advertising client, including due to the uncertainty or perception of uncertainty in the industry;
•potential inability to retain or replace our senior management;
•the indebtedness of the founding members and the effect of a potential bankruptcy of a founding member on our business;
•the effects of government regulation on founding member and network affiliate growth;
•failure to effectively manage change to our strategy or continue our growth;
•potential failures or disruptions in our technology systems or the failure to adequately protect our systems, data or property from threats;
•possible infringement of our technology on intellectual property rights owned by others;
•failure to protect or enforce our intellectual property rights;
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
•NCM LLC’s other members, their affiliates or our largest stockholder may have interests that differ from those of us or our public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;
•Potential competing interests of the founding members and the ability for NCM LLC’s members to benefit from corporate opportunities available to NCM LLC;
•our certificate of incorporation contains anti-takeover protections that may discourage a strategic transaction;

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
Risks Related to Our Business and Industry
•The outbreak of the COVID-19 Pandemic, which has had an adverse impact on our business, and continues to materially affect our operations, liquidity and results of operations;
•Continued declines in theater attendance and its impact on how advertisers view cinema advertising;
•Changes in theater patron behavior, including advance ticket purchases for reserved seating;
•Failure to realize the anticipated benefits of the 2019 ESA Amendments;
•Failure to increase the number of theaters that display our Post-Showtime Inventory and other Noovie® products;
•Potential changes to the ESAs or other changes to our relationship with our founding members;
•Failure to successfully continue to develop our digital and digital out-of-home revenue opportunities;
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
•Potential loss of revenues or failure to increase revenue to keep in line with growth in contractual costs;
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
•Failure of our technological systems or the failure to adequately protect our systems, data or property from threats;
•Volatility in our stock price; and
•We may be liable for infringing the intellectual property rights of others.
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
•The impact of our TRA with NCM LLC on our cash flows; and
•Any effect from the substantial number of shares that we have eligible for sale on the market price of our common stock.

PART I

Item 1.	Business
The Company
NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 48.3% of the common membership units in NCM LLC as of December 30, 2021.  NCM LLC’s other members, Cinemark and Regal, two of the three largest motion picture exhibition companies in the U.S., held the remaining 51.7% of NCM LLC’s common membership units as of December 30, 2021. On March 23, 2021 American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) redeemed 1,390,567 membership units, which were issued to AMC in accordance with the terms of the common unit adjustment agreement with the founding members, in exchange for shares of NCM, Inc. common stock, reducing AMC’s ownership to 0.0% as of December 30, 2021. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
Our Business
We are America’s Movie Network. As the largest cinema advertising network in North America, we unite brands with young, diverse audiences through the power of movies and engage movie fans anytime and anywhere. NCM’s Noovie® pre-show is presented exclusively in 50 leading national and regional theater circuits including AMC, Cinemark, Regal and 47 network affiliate theaters as of December 30, 2021. NCM’s cinema advertising network offers broad reach and unparalleled audience engagement with over 20,700 screens in over 1,600 theaters in 195 Designated Market Areas® (“DMA®”) (including all of the top 50). NCM digital and Digital-Out-Of-Home (“DOOH”) go beyond the big screen, extending in-theater campaigns into online, mobile, and place-based marketing programs to reach entertainment audiences.
We currently derive revenue principally from the sale of advertising to national, regional and local businesses in our Noovie On-Screen, our cinema advertising and entertainment pre-show seen on movie screens across the U.S., on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through our Noovie Audience Accelerator product, across our suite of Noovie digital properties, including Noovie Shuffle, Noovie Trivia, and Noovie ARcade, on third party internet sites, as well as a variety of complementary out of home venues, including restaurants, convenience stores and college campuses, in order to reach entertainment audiences beyond the theater.

NCM LLC has long-term ESAs with the founding members and multi-year agreements with our network affiliates, which grant NCM LLC exclusive rights in the founding member and network affiliate theaters to sell advertising, subject to limited exceptions. In September 2019, NCM LLC entered into the 2019 ESA Amendments with Cinemark and Regal. The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years, resulting in a weighted average remaining term of the ESAs with the founding members (based upon pre-COVID-19 attendance levels) of approximately 17.7 years as of December 30, 2021. The network affiliate agreements expire at various dates between March 14, 2022 and December 2037. The weighted average remaining term (based upon pre-COVID-19 attendance levels) of the ESAs and the network affiliate agreements together is 15.5 years as of December 30, 2021.
We believe that the broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.
COVID-19 Impact and Outlook—The COVID-19 Pandemic has had a significant impact on the world and our business beginning in March 2020 as the United States’ government and other state and local governments issued restrictions on travel, public gatherings and other events and issued social distancing guidelines. These governmental restrictions resulted in the closure of most of our network theaters for approximately six months and thus the Company generated no in-theater advertising revenue during that time. When theaters began to reopen late in the third quarter of 2020, in-theater advertising revenue continued to be adversely impacted as attendance at the reopened theaters was significantly lower than prior comparative periods due primarily to the shift in motion picture release schedules and local/state COVID-19 patron capacity limitations.
Beginning in 2021, the FDA approved COVID-19 vaccines, which have been widely administered throughout the United States. As a result, during the second quarter of 2021, government restrictions lessened, allowing theaters in key markets to fully reopen, and by the end of the third quarter of 2021, all of the theaters within the Company’s network were open. Multiple, successful major motion pictures were released during the second half of 2021 resulting in the highest attendance numbers within our network since the start of the COVID-19 Pandemic. During 2021 and into 2022, variants of the COVID-19 virus spread throughout the United States. This resulted in the reinstatement of mask mandates in certain areas with increased infection rates and caused concern for some advertisers about the impact on theater attendance. Certain information herein is provided for the fiscal year ended December 26, 2019 to provide information on more normalized operations prior to the impacts of the COVID-19 Pandemic. These and subsequent developments are referred to as the “COVID-19 Pandemic.”
Noovie® On-Screen Advertising
Noovie On-Screen—Our on-screen Noovie pre-show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuits. The Noovie pre-show gives movie audiences a reason to arrive at the theater early to discover what's next, with exclusive entertainment content, in-theater gaming, and engaging advertising from national, regional and local brands, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).
Beginning in November 2019 following the completion of the 2019 ESA Amendments, we now present two different formats of our Noovie® pre-show depending on the theater circuit in which it runs. In Cinemark, Regal and certain affiliate theaters, the Noovie pre-show includes advertising inventory after the advertised showtime consisting of (1) a lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) a 30- or 60-second Platinum Spot, as further described below (“Post-Showtime Inventory”). As of December 30, 2021, theaters presenting the updated Noovie format with Post-Showtime Inventory made up approximately 57% of our network based upon pre-COVID-19 attendance levels. All other NCM network theater circuits, which make up the remaining 43% of our network based upon pre-COVID-19 attendance levels, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie pre-show.
Because the Noovie pre-show is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. We rotate Noovie’s long-form content segments between theaters approximately every two weeks to ensure that frequent moviegoers are entertained by fresh content. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and ensure that the content and advertising are age-appropriate for the movie audience.
We have also launched several specialty networks to cater to specific audiences, including, NCM® LuxeNet™, which is a specialty cinema network to connect luxury brands with cultured, affluent movie audiences and NCM Black Cinema Network and NCM Hispanic Cinema Network in connection with NuTime Media, a Black-owned media sales representation company, to better serve marketers looking to reach African-American and Hispanic audiences.
All versions of the Noovie pre-show are produced by our internal creative team, which is cost-effective and gives us significant flexibility. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency), as well as branded content creation for national brands for a fee.
Classic Noovie Show Structure—The Classic Noovie® pre-show is comprised of up to four segments, each approximately four to ten minutes in length. The Company revised the structure beginning November 1, 2019, and the structure below incorporates the changes made. The following graphic is for illustrative purposes and is not to exact scale.
•Segment four is the first section of the Noovie pre-show and contains the entertaining content that is a core element of Noovie programming. NCM programs exclusive Noovie content at the beginning of the show that gives audiences a look at “what’s Noovie?,” including movies (Noovie Backlot and Noovie Genius), music (Noovie Soundcheck), trivia (Name That Movie®) and more.
•Segment three features a long-form entertainment content segment from one of our content partners.
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
Noovie Show Structure Including Post-Showtime Inventory—The Noovie pre-show with Post-Showtime Inventory format is comprised of substantially the same segments included within the Classic Noovie pre-show, each approximately four to ten minutes in length, as well as two additional advertising segments after the advertised showtime as described below. The total length of the Noovie pre-show including Post-Showtime Inventory is the same as the Classic Noovie pre-show as the amount of time displayed prior to the advertised showtime is reduced by the sum of five minutes plus the aggregate length of time of the Platinum Spot, if any. The following graphic is for illustrative purposes and is not to exact scale.

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
References to the Noovie pre-show relate to both the Classic Noovie pre-show and the Noovie pre-show including Post-Showtime Inventory formats, unless specified otherwise.
National, Regional and Local Advertising—Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. National and regional on-screen advertising in the Noovie pre-show is sold on a CPM basis to national and regional clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients. Local advertising is typically sold on a per-theater, per-week basis.
Noovie pre-show inventory is also available in various third-party media buying and selling software systems, which allows advertising agencies to buy cinema advertising in the “National Spot TV” marketplace where advertising is purchased by national advertisers in several markets of their own selection. Being able to buy both TV and cinema locally in the National Spot TV marketplace makes it significantly easier for agencies to include cinema in the media mix for their clients and allows us to tap into the pool of advertising dollars budgeted for National Spot TV.
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
During the years ended December 30, 2021 and December 31, 2020, we derived 75% and 74% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 16% and 19% of our advertising revenue from regional and local advertisers across the country (including advertising agencies that represent these clients).
Beverage Advertising. Each of the founding members has a relationship with a beverage concessionaire supplier under which it is obligated to provide on-screen advertising time as part of its agreement to purchase branded beverages sold in its theaters and we have a long-term agreement to exhibit the advertising of the founding members’ beverage concessionaires. Under the ESAs, up to 90 seconds of the Noovie® program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. Beginning in 2020 and in accordance with the 2019

ESA Amendments, the price for the time sold to Cinemark and Regal beverage suppliers increases 2% each year. The time sold to AMC’s beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to AMC’s beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in AMC’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC pursuant to the ESAs.
During 2021, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members to provide on-screen advertising for their beverage concessionaires. During 2021, the beverage concessionaire revenue from the founding members’ beverage agreements was approximately 10% of our total revenue. In the instance of certain theaters that are acquired by the founding members but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these encumbered theater beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.
Content. Beyond the Noovie-branded content at the beginning of the pre-show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments that are entertaining, informative or educational in nature, exclusively for our Noovie pre-show and make commitments to buy a portion of our advertising inventory at a specified CPM over a one- or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features behind-the-scenes looks at the “making-of” feature films, upcoming media programming, or technology products. In 2021, the content partner segments were between 90 and 120 seconds in length.
PSA. In 2021, we had two agreements to exhibit a 40-second courtesy “silence your cell phone” PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films, one of which expired in 2021 and the other renewed its agreement to continue its courtesy PSA for 2022.
Theater Circuit Messaging. The Noovie pre-show also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge.
Noovie® Digital Products
Noovie digital products is an integrated suite of products designed to innovate the moviegoing experience in ways that help brands tap into the excitement, emotion, and magic of the movies. Noovie digital products take the Noovie experience beyond the big screen with our Noovie Trivia and Noovie ARcade gaming apps and robust audience data and digital advertising capabilities to create the perfect immersive marketing solution for brands.
Noovie Trivia – Noovie Trivia is an app that launched in 2020 which now unites all of our popular movie trivia games into one place. Noovie Trivia lets fans level up their movie obsession and test their movie knowledge with multiple ways and games to play, including Name That Movie and Noovie Shuffle. New challenges are added on a regular basis. Fans can also make their voice heard on fun movie topics through Noovie Motion Picks.
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
Noovie ARcade – Since 2018, movie audiences nationwide have been able to play big screen interactive augmented reality (“AR”) games on their mobile phones by using Noovie ARcade, the companion app for the Noovie pre-show. Noovie ARcade games and AR experiences have included the Ball Park® Brand Hot Dog Derby (our first-ever branded game), movie studio collaborations including Ralph Breaks the Internet and It: Chapter Two and No Time to Die: Road to Matera. Noovie ARcade games can be sponsored by advertisers or customized by brands to create unique and engaging experiences for movie audiences.
Digital Advertising
NCM’s consumer-facing digital products all feature advertising opportunities that allow brands to continue to reach movie audiences across multiple platforms, including sponsorships, digital ad inventory such as leaderboards, banner ads, half- and full-page ads, and a variety of digital video ad inventory. Our Noovie digital products are designed to not only provide digital advertising inventory to further enhance the marketability of our cinema advertising product offerings, but also to capture exclusive first-party data. As of December 30, 2021, approximately 6.5 million movie-goers have downloaded our mobile apps. These downloads and the acquisition of second- and third- party data, including deterministic ticket transaction data from exhibitors and geo-location and micro-event data for moviegoers that enter theaters in our network, have resulted in data sets of over 274 million as of December 30, 2021.
Noovie Audience Accelerator – In addition to our ad-supported consumer-facing digital products, our Noovie Audience Accelerator digital product, formerly known as Cinema Accelerator, expands cinema advertising campaigns beyond the big screen to reach movie audiences wherever they seek out movie content online and on mobile devices. Noovie Audience Accelerator identifies moviegoers through our first-, second- and third-party data sets. We can target specific demographics, genres or layer on other data to provide our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and social media newsfeeds through our owned and operated ad inventory as well as third party ad inventory across multiple platforms including the Internet, mobile devices and over-the-top (OTT) devices/connected televisions (CTV) to reach moviegoers wherever they may be seeking entertainment information and content.
We sell NCM’s digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling. We believe that our new and upcoming digital products can be sold in combination with in-theater advertisements as integrated marketing packages as discussed in “Business—Our Strategy”. We plan to continue to invest in our digital platform in 2022 and beyond.
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

Digital Out-of-Home Products
NCM’s new Digital Out-of-Home (“DOOH”) group is embedded as part of our national and local sales organizations and was created in October 2020 to further unite brands with the power of movies by extending movie-centric Noovie® entertainment content, trivia and advertising beyond movie theaters to a variety of complementary venues, including restaurants, convenience stores, and college campuses. In 2021, NCM sold DOOH media inventory on a national, regional, local and programmatic level in relationships with digital place-based properties including ATM.TV, Trooh, Coinstar and Ziosk.
Our Network
Noovie® On-Screen is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America — through the use of our proprietary DCN and Digital Content Software (“DCS”). With the DCN and DCS, we are able to schedule, deliver, play and reconcile advertising and entertainment content for the Noovie pre-show and the LEN on a national, regional, local, theater and auditorium level.
The DCN is the combination of a satellite distribution network and a terrestrial management network. We also employ a variety of technologies that aid in distribution where satellite delivery is not available to provide service to our network of theaters. The DCN is controlled by our Customer Experience Center located in NCM’s headquarters in Centennial, Colorado, which operates 12 hours a day, seven days a week to proactively monitor and manage our network. NCM's DCN dynamically controls the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.
Advertising and entertainment content for our Noovie pre-show and LEN is uploaded from our Customer Experience Center to our satellite distribution network and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine.  The Alternative Content Engine holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has hardware and software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned via satellite to our Customer Experience Center to be included in “post” reports provided to our advertising clients.
Prior to the COVID-19 Pandemic, more than 650 million moviegoers annually attended theaters in our network. In 2021, more than 250.7 million moviegoers attended theaters that are currently under contract to present the Noovie pre-show. A summary of the screens and theaters in our advertising network is set forth in the table below:
Our Network
(As of December 30, 2021)
As of December 30, 2021, our Noovie pre-show was displayed on network movie screens using digital projectors. Almost all screens within our network receive content through our DCN and are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors. The limited screens not connected to our DCN display national and regional advertisements on digital projectors with content delivered on USB drives that are shipped to the theaters via overnight delivery services.
Human Capital Resources
We had 346 full-time employees as of December 30, 2021. As part of the liquidity measures taken in response to the COVID-19 Pandemic, 85 of our full-time employees were working on a reduced schedule and 17 of our full-time employees were temporarily furloughed as of December 30, 2021. Additionally, the Company has experienced increased levels of voluntary and involuntary turnover throughout the COVID-19 Pandemic while adapting to the current staffing needs of the Company. Effective January 28, 2022, the Company discontinued the temporary personnel-related measures implemented in response to the COVID-19 Pandemic and returned all part-time and reduced salary individuals to full-time and full pay. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles, and Chicago, our digital development offices in Los Angeles and New York and our software development office in Minneapolis. We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.
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
Organizational Development—Our Human Resources team is focused on broad management development as well as supporting targeted training to individual teams based on business needs. Managers and supervisors participate in specialized training to develop management skills, encourage employee development and retention and assist the Company with succession planning by identifying top talent to be developed into future leaders. Our Human Resources department also regularly provides employees with mandatory compliance training regarding workplace diversity, our code of conduct, IT and cyber security and other personnel related courses to help them with their daily responsibilities. Compliance with mandatory training requirements is tracked by our Human Resources department and management is notified when the requirements are not met.
The Human Resources department also focuses on defining and embedding the NCM culture into all people-related practices and policies to help us recruit, develop and retain a world-class team to grow the business. The Company has also implemented a number of targeted initiatives to increase employee engagement and satisfaction, including surveys, career and succession planning and analyzing our total rewards program.
Total Rewards—We invest in our employees by providing comprehensive benefits and compensation packages. Our benefits packages include comprehensive health insurance with a wellness program for all employees working 30 hours or more a week, parental leave for all new parents for the birth or adoption of a child or placement of foster care, 401k plan with a comprehensive financial wellness component and voluntary benefits employees can tailor to their specific needs ranging from additional life insurance to pet insurance.
Health & Safety - NCM is committed to the safety, health and welfare of its employees. The COVID-19 Pandemic led the Company to evaluate its practices and implement processes for the protection of employees. We have established a Safety Committee to recommend and implement safety measures for the Company and tailored to each of our office locations. These extensive safety measures are actively managed and updated based on CDC and state and local guidelines, and, in November 2021, the Company announced a COVID-19 vaccine mandate for all employees.
Seasonality
Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Historically, both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums.  Given the temporary closure of our theaters in 2020 and disruptions in the release of motion pictures and regular theater attendance patterns due to the COVID-19 Pandemic, our 2020 and 2021 quarterly results varied from the historical trend. There can be no assurances that seasonal variations will not materially affect our results of operations in the future.
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2019, 2020 and 2021:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2019	17.3%	24.8%	24.8%	33.1%
FY 2020	71.6%	4.4%	6.6%	17.4%
FY 2021	4.7%	12.2%	27.7%	55.4%
Government Regulations
Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour, worker compensation and health and safety laws as well as privacy, information security and consumer protection-related laws and regulations. We have been and are currently in compliance with all government mandated and environmental regulations.
Competition
Our advertising business competes in the estimated $265 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the continuing shift of advertising spending away from traditional media, in particular linear television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.
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
•Our advertising network consisted of 20,740 screens (16,436 operated by the founding members) located in 1,668 theaters (1,219 operated by the founding members) in 47 states and the District of Columbia, including each of the top 25, 50 and 100 DMAs®, and 195 DMAs® in total, as of December 30, 2021;
•Over 250.7 million people attended theaters in our network in 2021 and 71%, 67% and 64% of the total theater attendance in theaters that present cinema advertising in the top 10, 25 and 50 U.S. DMAs®, respectively and 60% of all DMAs® nationally, providing an attractive platform for national advertisers who want exposure in larger markets or on a national basis;
•The average screens per theater in our network during 2021 was 12.4 screens, 1.8 times the U.S. theater industry average; and
•The aggregate annual attendance per screen of theaters included in our network during 2019 was 30,714, versus the U.S. theater industry average attendance per indoor screen of 28,209, using metrics reported by the National Association of Theatre Owners.
Scalable, state-of-the-art digital content distribution technology—Our use of the combination of satellite and terrestrial DCN network technology, combined with the design and functionality of our DCS and Customer Experience Center infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. National, local and regional advertisers are generally able to run their ads in the Noovie® pre-show less than 72 hours following the close of the proposal which is comparable to the lead time of television advertising, giving businesses that rely on time-sensitive promotional advertising strategies the opportunity to take advantage of the power of cinema. The Company plans to further decrease this lead time following additional upgrades of our cinema advertising management system, as further discussed below.

This scalability of our distribution technology allows us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theaters from the founding members, our existing network affiliate relationships and the addition of new network affiliates.
Access to a highly attractive, engaged audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent and educated “Millennial” and “Gen Z” moviegoers. According to Epicenter for 2021, 57% of the NCM LLC audience were between the ages of 12-34, compared to 53% in 2019, with a median age of 30 in 2021. Further, 44% of our moviegoers have a household income greater than $100,000 (versus 35% of the general population), with a median moviegoer household income of $91,100, and 39% have received a bachelor’s degree or higher (versus 32% of the general population) according to the 2020 Doublebase GfK MRI Study.
Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with the pre-show advertising and entertainment content that they view in our theater environment. The results from a Cross Screen Engagement study conducted in 2021 for the Company by Reach 3/Rival shows that cinema advertising delivers two times the engagement and almost three times the ad recall versus both television and social media. Further, based upon an average of 5 years of research studies including 262 advertisers across various categories, advertising on the big screen has generated brand lift for the critical KPIs of awareness (increase of 64%) and consideration (increase of 24%). Additionally, according to an intercept study conducted by eWorks, a market research company, a Platinum Spot advertiser experienced 85% brand recall, 136% lift in unaided awareness and a 39% increase in consideration after advertising with the Company in 2021. Along with the big screen, our DOOH screens drive impact. Mfour, a mobile based research company, conducted an ad effectiveness study in 2021 for the Company’s DOOH network of ATM.TV screens. The study found that the major beverage advertiser realized a 20% lift in unaided awareness among the coveted adult 18-34 demographic, proving the value of the ad placement for this beverage advertiser in applicable convenience stores.
World-class entertainment and innovative, branded pre-feature content—The film content created by Hollywood studios is considered by many to be the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that our Noovie pre-show program provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within our Noovie pre-show (that is, groupings of ads interspersed among video content), our format consistent with the grouping of ads on television networks, which allows advertisers to more easily integrate our Noovie® pre-show into traditional sight-sound-and-motion media buys.
Prime movie audience data, measurability and targeting—As with many other advertising mediums, we are measured by third-party research companies. Prior to September 2020, Nielsen measured our audience. In January 2021, Epicenter Experience LLC began measuring our audience, including the total attendance that are in their seats during our Noovie pre-show. Additionally, unlike some other advertising mediums, we also receive attendance information by film at least monthly, by rating and by screen for all of the founding member theaters, and by location for the theaters operated by our network affiliates at least monthly, which allows us to report the actual audience size for each showing of a film where our Noovie pre-show played. We believe that the ability to provide detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.
In 2021, we continued to invest in the development of our cloud-based Data Management Platform (DMP) which we believe will allow us to provide even more robust audience insights and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our DMP. This audience data is then leveraged for the targeting of ad campaigns and can also serve to deliver closed-loop attribution reporting. We expect to continue to enhance the capabilities of the platform in 2022 by continuing to gather first-party data through our Noovie digital products, as well as additional second- and third-party data sources and segments.
Integrated marketing and digital products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, digital marketing and digital out-of-home products allows us to offer advertisers multiple touchpoints to reach movie audiences anytime and anywhere to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allow our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our digital products provide us with valuable, exclusive first party data which we can use with our Noovie Audience Accelerator product to better reach advertising clients’ target audiences with higher degrees of accuracy and measure business outcomes more accurately.
Contractual theater circuit and advertiser relationships—Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive contractual relationships with our content partners and PSA sponsors, as well as our agreements to satisfy the founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 29%, 27% and 23% of our total revenue for the years ended December 30, 2021, December 31, 2020 and December 26, 2019, respectively. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory. These upfront commitments accounted for approximately 24%, 28% and 14% of our total revenue for the years ended December 30, 2021, December 31, 2020, and December 26, 2019, respectively. Due to the COVID-19 Pandemic, the Company was not able to participate in the 2021 upfront market, and thus, outside of content partner and PSA agreements, the majority of 2021 deals were sold in the scatter market.
Strong operating margins with limited capital requirements—Our annual operating income and Adjusted OIBDA margins from our IPO through the year ended December 26, 2019 were consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively, over the previous five years. Our annual operating income and Adjusted OIBDA margins were (59.9%) and (21.6%), and (67.5%) and (21.5%), for the years ended December 30, 2021 and December 31, 2020, respectively, due to the impact of the COVID-19 Pandemic on our operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and a reconciliation of Adjusted OIBDA margin to operating income.
Our capital expenditures have ranged from approximately 2.9% to 3.5% of revenues over the five years through December 26, 2019. Our capital expenditures were 5.6% and 12.5% of revenue for the years ended December 30, 2021 and December 31, 2020, due to the impact of the COVID-19 Pandemic on our operations. For the year ended December 30, 2021, our capital expenditures and other investments were $6.5 million, of which $1.7 million was related to investments in our digital infrastructure, $1.5 million related to certain implementation and prepaid costs associated with cloud computing arrangements related to the planned upgrade of our end-to-end order management and scheduling system that was implemented in the first quarter of 2021 and $1.6 million associated with upgrades to our existing systems both related to the planned upgrade of our cinema advertising management system. Given the impact of the COVID-19 Pandemic on our operations, our current focus is on cash containment and non-essential capital expenditures were reduced in 2020 and 2021 accordingly. Following the normalization of our operations, we believe our historical level of Adjusted OIBDA and capital expenditures should provide us with the strategic and financial flexibility to pursue the further expansion of our national theater network, invest in our digital products and other growth opportunities, opportunistically repay NCM LLC’s debt and continue to make dividend payments to our stockholders. Further, due to the network equipment investments made in recent years by our founding members and network affiliates in new and acquired theaters, ESA provisions requiring founding members to make future investments for equipment replacements, and the scalable nature of our Customer Experience Center and other infrastructure, we do not expect any necessary major capital investments to grow our operations as our network of theaters continues to expand. As we continue to move our technology to cloud based Software as a Service (“SaaS”) platforms, we will continue to reduce our annual capital expenditure spending. However, operating expenses associated with the SaaS licenses will continue to increase. Certain implementation costs of our SaaS platforms were capitalized during the implementation period and are recognized within operating income over the term of the SaaS contract after the systems are fully implemented.
Our Strategy
We are continuing to pursue a growth strategy that we believe will create significant stockholder value following the normalization of our operations, making NCM a unique investment vehicle by delivering a substantial dividend driven by long term revenue and free cash flow growth. Our strategy includes the following three key components:
Increase the Value of Cinema Media
We intend to drive an increase in value through innovation and optimization of our current product offering. Achieving one of our key initiatives in this strategy, we introduced new inventory in our Noovie® pre-show after the advertised showtime within Cinemark and Regal theaters following the 2019 ESA Amendments. This Post-Showtime Inventory consists of a total of five minutes between the lights down segment beginning just after the advertised movie showtime and including trailer lighting and the 30- or 60-second Platinum Spot deeply embedded within the movie trailers with trailer lighting and full trailer volume. We believe this inventory constitutes prized and impactful ad spots and expect these improvements to increase the value of the inventory that we can offer to our national clients. We believe our local and regional clients will also benefit from better inventory as their placement will now be closer to the advertised showtime. We introduced this new inventory at select network affiliate theaters beginning in early 2020 and plan to continue to work toward expanding the portion of our network including this new inventory. We believe this higher value inventory, combined with an entertaining and engaging pre-show program that is integrated with our Noovie digital ecosystem, provides a unique cross-platform premium video product that will stand out in the media marketplace. We also believe it will help mitigate the potential future impact of reserved seating on our business.
It is the Company’s intention to increase the number of affiliate theaters in our network showing the improved Noovie pre-show format featuring the premium Post-Showtime Inventory. While adoption across our affiliate network is expected to take some time, 44% of our network affiliates are running our Post-Showtime Inventory as of December 30, 2021, which including Regal and Cinemark, accounted for approximately 57% of our total network attendance based on 2021 levels.

Our relationships with our exhibitors are a key focus of our business. Our Affiliate Partnerships team is dedicated to serving the needs of our founding member theater circuits and our 47 network affiliates nationwide as of December 30, 2021. We plan to continue to expand our affiliate network by strategically targeting priority exhibitors who are not currently part of our network and whose cinema advertising contracts we expect will be coming up for renewal in the next several years in order to add key affiliates and screens in select markets. This will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers, extending our reach to additional markets to further improve our national footprint for brands looking to reach those audiences and strengthening our reach in markets we are already in for greater saturation in those DMAs. In January 2021, we entered into an exhibitor agreement with Harkins Theaters, the fifth largest exhibitor in the U.S., increasing our network by over 501 screens and 33 theaters beginning in May 2021 through December 2037.
Under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Including our founding members and network affiliates, our net screens have increased in each of the last ten fiscal years prior to the year ended December 30, 2021, other than the fiscal year ended December 31, 2020. We believe this expansion continues to improve our geographic coverage and enhances our ability to compete with other national advertising mediums, which allows our exhibitor clients to maximize the advertising value of their audiences.
In 2021, NCM teamed up with NuTime Media, a Black-owned media advertising sales representation company, to better serve marketers looking to reach Black and Hispanic audiences. Under our arrangement, we formed two specialty cinema advertising networks — the Black Cinema Network and Hispanic Cinema Network — in the U.S. to directly serve those demographics. NuTime Media will assist the Company in selling advertising for these new specialty networks.
Diversify our Revenue Model
We are also reimagining the Noovie® pre-show to strive to increase revenue and grow our advertiser base by developing branded content, sponsorships and integration opportunities which also drive moviegoer entertainment. We have developed various segments that we plan to launch in 2022 including Perri’s Picks, the Noovie Trivia Show, and Noovie Unwind.
We intend to build and monetize digital and data driving solutions. We continue to invest in the creation of compelling digital entertainment products and expand our Noovie digital ecosystem and user base of movie fans with NCM owned-and-operated products like Noovie Trivia (including Noovie Shuffle and Name That Movie) and Noovie ARcade. These products create new ways for brands to engage with movie audiences beyond the big screen, reaching them anytime (before and after the movie) and anywhere with new higher-margin digital ad inventory and creating valuable addressable first-party customer data. We expect to then monetize this data through advertising sales and sponsorships, as well as by leveraging our Noovie Audience Accelerator product. In 2022 we plan to launch player-to-player functionality within our Noovie Trivia app allowing players to face their friends and fellow movie-goers on the app. We also expect to launch a Noovie Rewards program across all of our digital products to further incentivize movie-goers to download and play the apps and increase consumer engagement and retention of existing users.
Along with growing our digital products, we plan to build a data-driven business that will allow us to meet the needs of today’s modern video advertising marketplace. We had 171.0 million and 274.0 million first-, second- and third-party data sets as of December 31, 2020 and December 30, 2021, respectively. These valuable data sets consist of both our own NCM first-party data from our owned-and-operated digital products, as well as a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie pre-show and where they go in the days and weeks afterwards. This initiative will allow us to re-target audiences with digital advertising through our Noovie Audience Accelerator product and increase the value and effectiveness of cinema campaigns for our advertisers.
It is important that we accelerate the growth and scale of our theater audience data to a critical mass to be able to effectively use that audience data to deliver value to our clients. It is that scale that we believe will make our NCM digital capabilities increasingly attractive to advertisers, especially to national brands who buy both our national and regional inventory.
We also intend to enter into synergistic business opportunities. In 2020, NCM's DOOH group was created to further unite brands with the power of movies by extending movie-centric entertainment content, trivia and advertising beyond theaters to a variety of complementary Digital Out-Of-Home platforms. NCM is now able to combine the strengths and effectiveness of Cinema, Digital and Place-Based media together to create innovative, integrated campaigns that engage movie fans anytime and anywhere. We continued to strategically add partners throughout 2021, including Ziosk, ATM.TV and Trooh.
Optimize Operation Effectiveness and Efficiency
We intend to ensure our technology infrastructure is built to support sustained revenue growth. Our first initiative in this process is to further enhance our cinema advertising management system implemented in January of 2021 to allow for self-

serve programmatic purchasing for certain of our product offerings beginning with LEN. We expect to finalize the functionality for LEN in 2022, followed by local and national onscreen programmatic.
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
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus), including the Delta and Omicron variants, have and are continuing to disrupt our business and the business of our founding members’ and network affiliates’ theaters. Despite the approval and widespread distribution of FDA approved COVID-19 vaccines, cases of COVID-19, particularly cases of the Omicron variant, continue to spread throughout the world and reported cases in the United States reached record highs at the end of 2021 and early 2022. Our founding members and network affiliates’ theaters continue to remain open and are not currently subject to government regulations that are as restrictive as the early stages of the COVID-19 Pandemic. There can be no assurance that the severity of the COVID-19 Pandemic will decline; new variants will not emerge and spread; reinstated government restrictions and public safety measures will not negatively impact network attendance, advertiser sentiment, and our business in general; when or if theaters within our network will return to historic attendance levels; and that the theaters which have reopened will remain open.
Multiple, successful major motion pictures were released during 2021, but overall theatrical attendance remained significantly below attendance prior to the COVID-19 Pandemic even though certain released films achieved attendance that was comparable to levels prior to the COVID-19 Pandemic. Additionally, many of the 2021 films released in theaters were released simultaneously in theaters and through other distribution methods, including streaming or premium video-on-demand as a response to the conditions during the COVID-19 Pandemic or were released directly to streaming or delayed until 2022. Some studios have committed to releasing certain 2022 films exclusively in theaters, but the status of the release dates and nature of the releases potentially remains open for many upcoming films. In-theater advertising revenue remained significantly below historical levels in 2021 as we were not able to participate in the 2021 advertising upfront marketplace during the summer of 2020 while theaters were closed and due to the uncertainty caused by the COVID-19 Pandemic.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that our founding members and network affiliates will rebound and attendance figures will continue to benefit from pent-up social demand as people seek togetherness with a return to normalcy. However, the ultimate significance of the COVID-19 Pandemic, including the extent of the adverse impact on our financial and operational results, will be dictated by the currently unknowable duration of the pandemic, the effect of the pandemic on the overall economy and the advertising market, responsive governmental regulations, including mandated business closures which could recur causing subsequent closure periods, public health guidelines and regulations, shifting movie slates and distribution methods, voluntary theater closures, and decreasing levels of theater attendance. Our business also could be significantly affected should the disruptions caused by the COVID-19 Pandemic lead to permanent changes in consumer behavior (such as the movie audience’s willingness to return to the movie theaters, which may be influenced by the adoption or continued use of streaming services), or further reductions or impacts to the customary theatrical release window. The COVID-19 Pandemic also makes it more challenging for management to estimate the future performance of our business, particularly over the near to medium term. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Due to the impacts to our operations, we were required to take drastic measures to ensure our business survived the COVID-19 Pandemic, including incurring additional debt financing, furloughing and terminating employees, extending payment terms on accounts payable, and reducing or delaying planned operating and capital expenditures. The ultimate impact of these actions on our operations in the future remains to be seen, including increased difficulties in accessing lending or capital markets or other sources of liquidity, increased employee turnover or litigation, actual or potential impairment charges, and advertisers perception and willingness to invest with us. Additionally, many of our founding members and network affiliates were also required to take significant actions during the COVID-19 Pandemic and these actions may lead to decreased attendance in the future and may cause financial distress. Even the perception that our business or the business of founding members and network affiliates may be impacted, could lead to decreased advertising expenditures and other significant disruption to our business.
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue.
Our business is affected by the level of attendance at the theaters in our advertising network that operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences. Over the 10 years prior to 2020, theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage.
The COVID-19 Pandemic led to several changes impacting patron attendance at theaters including studios electing to shorten or eliminate the “release window” between the release of major motion pictures to alternative delivery methods or released motion pictures directly to alternative delivery methods bypassing the theater entirely. Certain patrons avoided crowds and other public indoor spaces and governments restrictions impacted the ability of theaters to operate at normal capacity. Following some successful theatrical releases in 2021, it is unclear whether consumers and studios will revert to their pre-COVID-19 Pandemic behavior or if these changes are long-term trends. Additional factors that could reduce attendance at our network theaters include the following, which may be accelerated by actions taken in response to the COVID-19 Pandemic:
•if NCM LLC’s network theater circuits cannot compete with other entertainment due to an increase in the use of alternative film delivery methods (and the shortening or elimination of the “release window” between the release of major motion pictures and releasing to alternative delivery methods or releasing motion pictures directly to alternative delivery methods simultaneously with theater release or bypassing the theater entirely), including network and online video streaming and downloads;
•theater circuits in NCM LLC’s network are expected to continue to renovate auditoriums in certain of their theaters to install new larger, more comfortable seating or adjust seating arrangements, reducing the number of seats and the audience size in a theater auditorium. This renovation has been viewed favorably by patrons and many theater circuits have noted an intent to continue such renovations;
•changes in theater operating policies, including the number and length of trailers for films that are played prior to the start of the feature film, which increase in time, may result in most or all of the Noovie® pre-show starting further out from the actual start of the feature film;
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
•if political events, such as terrorist attacks, or health-related epidemics, such as flu outbreaks and pandemics, such as the COVID-19 Pandemic, cause consumers to avoid movie theaters or other places where large crowds are in attendance;
•government regulations or theater operating policies that require higher levels of social distancing, restriction of capacity or prohibition of operations, including those put in place as a response to the COVID-19 Pandemic;
•if the theaters in our network fail to maintain and clean their theaters and provide amenities that consumers prefer;
•if studios shift the expected film slate or begin to reduce the number of feature films produced for theater exhibition or their investments in producing those films or reduce the investments made to market those films;
•if future theater attendance declines significantly over an extended time period, including as a result of the COVID-19 Pandemic, one or more of the founding members or network affiliates may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and
•NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures.
Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance underperforms against expectations or declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization, which typically varies more than 10% on an annual basis and we experience even more substantial volatility quarter-to-quarter.
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
The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie pre-show. Trends in patron behavior that could reduce viewership of our Noovie pre-show include the following:
•theater patrons are increasingly purchasing tickets ahead of time via on-line ticketing mediums and when available reserving a seat in the theater (offered in approximately 87% of our network as of December 30, 2021), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view most or all of the Noovie pre-show;
•during the COVID-19 Pandemic, certain consumers changed their behavior in order to avoid large groups and other public indoor activities, and these behavior changes could become a long-term trend;
•certain theater chains have increased the number of trailers and time devoted to other programming prior to the display of the feature film, and in combination with our Post-Showtime Inventory, may cause patrons to arrive later to theaters and reduce the number of patrons that are in a theater seat to view most or all of the Noovie pre-show; and
•changes in theater patron amenities, including, online ticketing, bars and entertainment within exhibitor lobbies causing increased dwell time of patrons.
National advertising sales and rates are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the pre-show, this could adversely affect the Company’s revenue and results of operations.
We may not realize the anticipated benefits of the 2019 ESA Amendments.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments with affiliates of Cinemark and Regal. Among other things, the 2019 ESA Amendments provide that, beginning November 1, 2019, NCM LLC is entitled to display up to five minutes of the Noovie® pre-show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The COVID-19 Pandemic occurred shortly after NCM LLC was entitled to this inventory, disrupting our ability to utilize it.
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
•exhibitors may encounter issues in displaying a portion of the Noovie pre-show after the advertised showtime because of technical issues, access issues with their content providers or other issues that may arise in the future;
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
As a result of the 2019 ESA Amendments, NCM LLC is entitled to display up to five minutes of the Noovie® pre-show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. We also entered into agreements to obtain similar access to similar inventory with certain of our other current network affiliates. At this time NCM LLC is displaying Post-Showtime Inventory in theaters that constitute approximately 57% of the attendance in our network based upon pre-COVID-19 attendance levels as of December 30, 2021.
While we intend to seek to enter into agreements that provide similar access to inventory as the 2019 ESA Amendments with more of our current network affiliates and other potential network affiliates, there can be no assurance that we will be successful in increasing either the number of theaters of current network affiliates or potential network affiliates in which NCM LLC has the right to display advertising, including Post-Showtime Inventory. Certain of our theater partners have previously indicated that they have no plans to introduce our Post-Showtime Inventory in their theaters. In addition, any agreements with other network affiliates or new network affiliates may be on terms less favorable to us than the current network affiliate agreements and the 2019 ESA Amendments. If we are unable to expand the number of theaters displaying our advertising, including the Post-Showtime Inventory, we will be limited to only experiencing the benefit of our advertising in our current theaters and our Post-Showtime Inventory, if any, in Cinemark, Regal and participating affiliate theaters.
Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability.
The ESAs with the founding members are critical to our business. The ESA with AMC has an initial term of 30 years and the ESAs with Cinemark and Regal (as amended by the 2019 ESA Amendments) have a term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the founding members, which begins one year prior to the end of the term of each respective ESA. The founding members’ theaters represent approximately 79% of the screens and approximately 80% of the attendance in our network as of December 30, 2021. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, the founding members must make investments to replace network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In addition, the ESAs give the founding members the right to object to certain content in our Noovie® pre-show, including content that competes with us or the applicable founding member. If the founding members do not agree with our decisions on what content, strategic program or partnerships are permitted under the ESAs, we may lose advertising clients and the resulting revenue, which would harm our business. While AMC is eligible to be issued additional shares pursuant to the terms of the common unit adjustment agreement, on October 24, 2019, AMC redeemed 197,118 membership units, and on March 23, 2021, AMC redeemed 1,390,567 membership units in exchange for shares of our common stock, which represents all of the membership units previously issued to AMC in accordance with the terms of the common unit adjustment agreement reducing its ownership percentage in NCM LLC to 0.0% as of December 30, 2021. We are uncertain how AMC’s minimal ownership interest in NCM LLC may affect its cooperation with us under its ESA or otherwise going forward.
Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved.
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in this annual report on Form 10-K under “Business-Our strategy.” We had 171.0 million and 274.0 million data sets as of December 31, 2020 and December 30, 2021, respectively. These valuable data sets consist of both our own NCM first-party data from our owned-and-operated digital products, and a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie pre-show and where they go in the days and weeks afterwards. Our ability to increase our data sets requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our online and mobile entertainment and advertising network and mobile apps. Our ability to collect and leverage movie audience data is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology, platform operator policies and privacy laws and regulation and may not deliver the future benefits that we are expecting. It is important that we achieve a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.
Our digital out-of-home business remains at an early stage and is under significant competitive pressure with the proliferation of available alternatives in the digital out-of-home space and may not deliver the future benefits that we are expecting. If we are unable to develop relationships and advertising that is relevant to the marketplace that can be integrated with our core on-screen advertising products, and if these offerings are not attractive to our advertisers, then the digital out-of-home business may not provide significant revenue or a method to help expand our cinema advertising business as it matures. Additionally, the COVID-19 Pandemic has impacted the consumer traffic and available impressions at a number of locations we have the right to display digital out-of-home advertising, and the traffic has not yet recovered and may not recover to historic levels. As such, there can be no assurance that we will recoup our investments made pursuing this business.
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
We collect personal information from users of our websites or apps, including those users who establish accounts, or users who view certain advertising displayed through our online and mobile services. We receive certain information regarding users who enter the theaters in our network, including places visited before entering the theater and after leaving the theater, from third parties to supplement or enhance the information we collect and maintain about users of our online and mobile services or individuals who view advertising or enter theaters. The collection and use of this information is governed by applicable privacy, information security and consumer protection-related laws and regulations that continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to interact with users of our online and mobile services, and could result in legal liability. For example, the failure, or perceived failure, to comply with applicable privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose users of these services and the associated benefits from gathering such user data.
Changes in regulations relating to the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses.

A number of statutes and regulations may impact our business as a result of our online or mobile services. For example, privacy laws that have passed or are being contemplated give, or will give, individuals additional rights with regards to the collection, use, sharing and protection of their personal information. The costs of compliance with privacy laws and regulations, and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against adverse claims or damages, the reduction or elimination of features, functionality or content from our online or mobile services, or our inability to use our data sets effectively. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.
The markets for advertising are competitive and we may be unable to compete successfully.
The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks, ad supported video-on-demand and other video media platforms. In addition to these video advertising platforms, we compete for advertising directly with additional media platforms, including digital advertising providers, online, digital out-of-home and mobile, radio, various local print media and billboards, and other cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business, which may be at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online, digital out-of-home and mobile advertising companies and ad supported video-on-demand platforms, to constantly revise and improve their business models to meet expectations of advertising clients. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital platforms from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising posts and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns and may be impacted by the conditions caused by the COVID-19 Pandemic. A decline in the economic prospects of advertisers, industries, such as retail or consumer products, or the economy in general could alter current or prospective advertisers’ spending priorities. If we cannot respond effectively to media marketplace changes, advertising market changes, new entrants or advances by our existing competitors, our business may be adversely affected.
Additionally, the mix of film ratings of the available motion pictures, such as a higher proportion of G and PG rated films or a shift in the types of films being shown in theaters, could cause advertisers to reduce their spending with us as the theater patrons for these films may not represent those advertisers’ target markets.
Advertising demand also impacts the price (CPM) we are able to charge our clients. Due to increased competition, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (4.2%) to 9.7% from 2015 to 2021 (excluding 2020).
If we do not continue to upgrade our technology, our business could fail to grow and revenue and operating margins could decline.
In early 2021, we implemented a new cinema advertising management system, Advertising Accord, which is developed by a third-party vendor. This system will replace many of our internally developed systems and provide delivery optimization, inventory management and monetization, intelligent dynamic scheduling, increased flexibility, and workflow automation. The system will also interface with our accounting system thus driving client invoicing and revenue recognition. Given the pervasive impact of this new system on the Company's processes, problems with the systems and software could cause operational difficulties, lead to errors within our financial reporting and slow or prevent the growth of our business in the future. As we continue to move our technology to cloud based SaaS platforms, our operating results may be impacted as operating expenses associated with the SaaS licenses may increase as our annual capital expenditure spending may decrease and this shift in costs may exceed our current estimates.
If our cinema advertising management system does not successfully provide all of the services we expect, if we are unable to continue to successfully and cost-effectively implement further upgrades to the system, including a programmatic advertising sales option, or if we lose access to the system through termination of the agreement or otherwise, our ability to offer our clients innovative, unique, integrated and targeted marketing products may be impacted, which could limit our future revenue growth. The failure to upgrade and maintain our technology allowing our advertising to reach a broader audience and allow for more targeted marketing products similar to other products in the inventory could hurt our ability to compete. Under the ESAs, the founding members are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that the founding members upgrade the equipment or software installed in their theaters, but we must negotiate with the founding members as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures that could adversely affect our profitability.
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
•client financial difficulty and increased risk of uncollectible accounts; or
•financial difficulty for our founding members or network affiliates.

Our Adjusted OIBDA is derived from high margin advertising revenue. Our contractual costs will grow over time, and the reduction in spending by or loss of a national advertiser or group of local advertisers or failure to grow our advertising revenue in line with these costs could have a meaningful adverse effect on our business.
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
We generate all of our operating income and Adjusted OIBDA from our high margin advertising business. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective, unpredictable or overly expensive. In addition, large advertisers generally have set advertising budgets, most of which are focused on online and mobile networks and traditional media platforms like television. Reductions in the size of advertisers’ budgets due to local or national economic trends, epidemics, pandemics, other natural disasters or similar events, a shift in spending to advertising mediums like the internet and mobile platforms, perception of uncertainty in advertising mediums, or other factors could result in lower spending on our advertising inventory. Advertisers are spending in the scatter market closer to the start date of their advertising campaign. A substantial portion of our advertising revenue relates to contracts with terms of a month or less, and clients have many video media choices and can adjust where ads are placed up until their airdates without the risk of securing desired impressions. We have previously been successful in increasing the dollar value of upfront advertising agreements, but as advertising spending shifts in the scatter market closer to the start date of advertising campaigns, our ability to maintain high CPMs in the upfront markets may decrease. Because of the high incremental margins on our individual advertising contracts, if we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts would negatively affect our results.
The loss of any major content partner or advertising client could significantly reduce our revenue.
We derive a significant portion of our revenue from our contracts with our content partners, PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the founding members’ and their beverage concessionaires but expect that each founding member will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. None of these companies individually accounted for over 10% of our total revenue during the year ended December 26, 2019. The agreements with the content partners, PSAs and beverage advertising with the founding members in aggregate accounted for approximately 23% of our total revenue during the year ended December 26, 2019. During the year ended December 30, 2021, one content partner accounted for 11.8% of our total revenue. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more as a customer could decrease our revenue and adversely affect current and future operating results.

The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.
The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN per 30-minute cycle and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience. The use of LEN or lobby promotions by the founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 0.7% and 4.7% of our total advertising revenue for the year ended December 30, 2021 and December 26, 2019, respectively. The founding members do not have the right to use their movie screens (including the Noovie® pre-show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.
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
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. Following the resignations of certain members of our senior management in 2021 and 2020, in 2021 we appointed a new President of Sales, Marketing and Partnerships, Chief Financial Officer, and General Counsel. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. During the COVID-19 Pandemic, we had an increase in voluntary turnover and implemented a temporary pay reduction for all employees of up to 50% and each of our named executive officers agreed to a 20% reduction of their base salary and other employee cuts. These temporary pay reductions were removed for all employees at the beginning of 2022. Additionally, while the Company was able to find experienced replacements for senior management during the uncertainty caused by the COVID-19 Pandemic, there is no guarantee that the Company will continue to be able to recruit experienced replacements. We do not have key-man life insurance covering any of our employees.

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
The founding members and our network affiliates are subject to various federal, state and local laws, regulations and administrative practices affecting their movie theater business, including provisions regulating antitrust, health, safety and sanitation standards (including in connection with the COVID-19 Pandemic), access for those with disabilities, environmental, and licensing. Some of these laws and regulations also apply directly to us and NCM LLC. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on the founding members’, our network affiliates’ and our respective businesses. For example, during a portion of the COVID-19 Pandemic, health and safety laws restricted the ability of the founding members and network affiliates from opening their theaters and operating at full capacity, which significantly impacted their and our businesses.

We may be unable to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network.
If we do not effectively implement our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products or obtain access to third party digital inventory. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook. Our ability to invest in our existing digital business and our new digital out-of-home business have been and will continue to be negatively impacted by the COVID-19 Pandemic, which may decrease the growth of these businesses.
The amount of in-theater inventory we have to sell is limited by the length of the Noovie pre-show. In order to maintain in-theater growth we will need to expand the number of theaters and screens in our network. We may not be able to continue to expand our network which could negatively affect our ability to add new advertising clients. If we are unable to maintain or grow the size of our network, our revenue and operating results could be adversely impacted.
Our business relies heavily on technology systems, and any failures or disruptions may materially and adversely affect our operations.
In order to conduct our business, we rely on information technology networks and systems, including those managed and owned by third parties, to process, transmit and store electronic information and manage and support business processes and activities. The temporary or permanent loss of our computer equipment, networks, data or software systems through ransomware, data exfiltration, and other cyberattacks and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material negative impact and the steps that we have taken to mitigate these risks may prove to be ineffective. These problems may arise in any or all of internally developed or maintained systems, systems of our founding members or network affiliates. and the systems of third-party service providers. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard its systems, including disaster recovery systems separate from our operations, robust network security and other measures to help protect our network from unauthorized access and misuse, and a cyber-security insurance policy, the Company’s information technology systems could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. For example, SolarWinds previously announced that its system was infected with malicious software during 2020, which might have impacted customers, including NCM. While NCM took prompt action to address the potential vulnerability and does not believe that there were any adverse consequences, there is no guarantee that future hacks and attacks on our network, including those through third parties, will be unsuccessful or resolved without damage to us or our customers. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures. Depending on the nature and scope of a future disruption, if any technology network or systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions, which could lead to a loss of clients and revenue, harm our reputation or interfere with our ability to comply with financial reporting and other regulatory requirements.

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
A weak advertising market, the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect annual results. Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry, which have historically been higher during the second, third, and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters. These variations in our financial results could contribute to volatility in our stock price.
Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense, or otherwise may be affected by our efforts to protect our intellectual property or restrictions or obligations in third-party licenses.
Our business uses a variety of intellectual property rights, including copyrights, trademarks, trade secrets, domain names and patents or patentable ideas in the provision of our advertising services, the websites we operate at ncm.com and Noovie.com, our digital gaming products including Noovie Trivia and Noovie ARcade, and the features and functionality, content, and software we make available through those websites and apps. We rely on our own intellectual property rights, as well as intellectual property rights obtained from third parties (including through open-source licenses), to conduct our business and provide our in-theater, online, mobile and creative services. We may incur expenses, some of which may be significant, in developing, protecting, maintaining, and defending our intellectual property rights or licensing intellectual property from third parties.
In some instances, we may not be able to or may choose not to protect, maintain, or defend our intellectual property rights or the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.
We may discover that our business or the technology or methods we use to operate our business infringes patent, trademark, copyright, publicity rights, or other intellectual property rights owned by others or is otherwise negatively impacted by restrictions imposed by or obligations under third-party intellectual property licenses. In addition, our competitors or others may claim rights in patents, trademarks, copyrights, publicity rights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. We may incur significant costs in protecting our own intellectual property rights or defending or settling intellectual property infringement claims and may face significant damage awards (including the potential for awards of attorneys’ fees) if we are found to be infringing third party intellectual property rights.
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
We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances. Consequently, our ability to obtain operating funds primarily depends upon distributions and payments under the NCM LLC operating and management services agreement from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its Senior Secured Credit Facility, Revolving Credit Facility and indentures, and the NCM LLC Operating Agreement. The NCM LLC Senior Secured Credit Facility, Revolving Credit Facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 10 to the audited Consolidated Financial Statements included elsewhere in this document for leverage discussion. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in NCM LLC’s debt agreements and legal requirements. NCM LLC’s Senior Secured Credit Facility and Revolving Credit Facility also restricts NCM LLC’s ability to distribute cash to its members, including us, until after the delivery of a compliance certificate following the fourth quarter of 2023. In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, once NCM, Inc. cash balances and investments are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business.
Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.
As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. We have structured the NCM LLC Senior Secured Credit Facility, Revolving Credit Facility and indentures to allow NCM LLC to distribute cash to its members (including us and NCM LLC’s other members) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a negative impact on our business, financial condition, results of operations or prospects.
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
The agreements relating to NCM LLC’s debt, including the Notes due 2026 and Notes due 2028, the Senior Secured Credit Facility and the Revolving Credit Facility limit but do not prohibit NCM LLC’s ability to incur additional debt, and do not place any restrictions on NCM, Inc.’s ability to incur debt. Accordingly, NCM, Inc. or NCM LLC could incur additional debt in the future, including additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.
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
Pursuant to a director designation agreement, so long as Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units, such NCM LLC founding member will have the right to designate a total of two nominees to our Board of Directors who will be voted upon by our stockholders. One such designee by Cinemark and Regal must meet the independence requirements of the stock exchange on which our common stock is listed. If, at any time, Cinemark or Regal owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such NCM LLC founding member shall cease to have any rights of designation. AMC no longer has seats on our Board of Directors or the right to nominate any person to serve on our Board of Directors.
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
Further, Standard General L.P. (“Standard General”), our largest stockholder, beneficially owns 17,449,272 shares of our common stock, and as of December 30, 2021, Cinemark and Regal held NCM LLC membership interests that are convertible into another 86,188,344 shares of our common stock. As a result, Cinemark, Regal and Standard General are in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders.
It is possible that the interests of Cinemark, Regal and Standard General may in some circumstances conflict with our interests and the interests of our other stockholders. For example, Cinemark and Regal may have different tax positions from us, especially in light of the TRA we entered into with founding members that provides for the payment by us to the founding members of 90% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize. This could influence their decisions regarding whether and when we should dispose of assets, and whether and when we or NCM LLC should incur indebtedness. As another example, Standard General is in the business of making investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us.
Different interests among the remaining founding members or between the remaining founding members and us could prevent us from achieving our business goals.
For the foreseeable future, we expect that our Board of Directors will include directors and certain executive officers of Cinemark and Regal and other directors who may have commercial or other relationships with Cinemark and Regal. The majority of NCM LLC’s outstanding membership interests also are owned by Cinemark and Regal. Such members compete with each other in the operation of their respective businesses and could have individual business interests that may conflict. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among NCM LLC’s current members. In addition, to the extent the remaining founding members sell some or all their NCM LLC membership units, such as was the case for AMC at certain times following 2017, the remaining founding members could have increasingly different interests because they no longer mutually benefit from an increase in NCM LLC’s revenues or the value of the NCM, Inc. common stock into which the NCM LLC membership units are convertible.
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
The common unit adjustment agreement and the ESAs provide that NCM LLC will issue common membership units to account for changes in attendance associated with the theaters NCM LLC’s founding members operate and which are made part of our advertising network. Historically, each of NCM LLC’s founding members has increased the attendance associated with the theaters it operates in most years. If this trend continues, NCM LLC may issue additional common membership units to NCM LLC’s founding members to reflect their increases in attendance associated with theaters. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. If a significant number of common membership units were issued to NCM LLC’s founding members, NCM LLC’s founding members elected to redeem such units, and we elected to issue common stock rather than cash upon redemption, the voting power of our common stockholders could be diluted. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an NCM LLC founding member’s common membership units in NCM LLC. For further information, refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
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
We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, we control NCM LLC, and our interest in NCM LLC is not an “investment security” as that term is used in the Investment Company Act of 1940. If we were to stop participating in the management of NCM LLC, our interest in NCM LLC could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole material asset is our equity interest in NCM LLC, and we and NCM LLC intend to conduct our operations so that we are not deemed an investment company under the Investment Company Act of 1940. However, a determination that we are an investment company, would cause us to become subject to registration and other burdensome requirements of the Investment Company Act, which could restrict our business activities, including our ability to issue securities, limitations on our capital structure and our ability to enter into transactions with our affiliates. This may make it impractical for us to continue our business as currently conducted and could have a material negative impact on our financial performance and operations
We also rely on representations of NCM LLC’s founding members that they are not investment companies under the Investment Company Act. If any NCM LLC founding member were deemed an investment company, the restrictions placed upon that NCM LLC founding member might inhibit its ability to fulfill its obligations under its ESA or restrict NCM LLC’s ability to borrow funds.
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
We cannot predict the effect, if any, that market sales of shares of common stock by Regal, Cinemark, AMC, Standard General or any of our significant stockholders will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Cinemark, Regal and AMC may receive up to 86,188,344 shares of common stock as of December 30, 2021 upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM, Inc. and the founding members. Standard General also owns 17,449,272 shares that it may sell at any time. Additionally, once equity awards held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 11 to the audited Consolidated Financial Statements included in our annual report on Form 10-K.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company's headquarters are located in Centennial, Colorado. As of December 30, 2021, the Company also leases advertising sales offices in New York, Los Angeles, and Chicago; digital development offices in Los Angeles and New York, and a software development office in Minneapolis. We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

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

Name	Age	Position
Thomas F. Lesinski	62	Chief Executive Officer
Ronnie Y. Ng	42	Chief Financial Officer
Scott D. Felenstein	53	President of Sales, Marketing & Partnerships
Maria V. Woods	53	Executive Vice President, General Counsel and Secretary
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
Ronnie Y. Ng. Mr. Ng was appointed Chief Financial Officer in September 2021. Mr. Ng previously served as the Chief Financial Officer and Head of Corporate Development of Allen Media Group from October of 2018 until September of 2021 where he led the company's finance organization and oversaw multiple large scale acquisitions and the refinancing of the company's capital structure. Before joining Allen Media Group, Mr. Ng served as Vice President in the Fixed Income Group for TCW Group from 2013 to 2018 where he invested in investment grade corporate bonds, high-yield bonds and leveraged loans.

Prior to joining TCW Group, Mr. Ng was an investment banker for approximately 10 years. From 2006 to 2012 he was an Executive Director at UBS Investment Bank’s Global Media Group where he managed, advised, and structured various financings and mergers and acquisition transactions. Previously, Mr. Ng held similar investment banking positions from 2003 to 2006 at Deutsche Bank and Houlihan Lokey. Prior to Mr. Ng’s investment banking career, he provided financial and accounting due diligence services for merger and acquisition and financing transactions at Arthur Andersen. Mr. Ng holds a Bachelor of Science degree in finance from the University of Illinois at Urbana-Champaign and was a licensed general securities representative (Series 7) and Uniform Securities Agent (Series 63).
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
Maria V. Woods. Ms. Woods was appointed Executive Vice President and General Counsel in September 2021. Ms. Woods previously served in several key leadership roles on NCM’s legal team from 2010 through 2015, rising to the role of National CineMedia, LLC’s EVP and General Counsel. Ms. Woods previously served as General Counsel for Lucky’s Market from June of 2015 to June of 2020, including during their bankruptcy proceedings in January of 2020. In between her role at Lucky’s Market and returning to NCM in September 2021, Ms. Woods served as General Counsel and Secretary at JumpCloud, Inc., providing strategic legal counsel for all legal aspects of the company’s SaaS identity management business, including, corporate governance, merger and acquisition activity, financing and stock repurchases and commercial contracting and served as General Counsel & Secretary at ONE Group Hospitality, Inc. Earlier in her career, she was Associate General Counsel at Einstein Noah Restaurant Group, Inc. and Assistant General Counsel at Sun Microsystems, Inc. She began her career at Holme Roberts & Owen (now Bryan Cave) in Denver. She holds a Bachelor of Arts in Communications Studies from the University of Iowa and a Juris Doctorate from the University of Denver Sturm College of Law.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.01 par value, is traded on The Nasdaq Global Market under the symbol “NCMI”. There were 196 stockholders of record as of February 24, 2022 (does not include beneficial holders of shares held in “street name”).
Dividend Policy
    We intend to distribute substantially all of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax receivable agreement with the founding members) in the form of dividends to our stockholders. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of our Board of Directors who will take into account general economic and advertising market business conditions, our financial condition, our available cash, our current and anticipated cash needs, including opportunities to reinvest in our business and any other factors that the Board of Directors considers relevant which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement and the New Revolving Credit Agreement. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For tax purposes, our dividends paid in 2020 and 2021 were treated as non-dividend distributions to stockholders.
Issuer Purchases of Equity Securities
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
October 1, 2021 through October 28, 2021	—	$—	—	N/A
October 29, 2021 through December 2, 2021	40,128	$3.18	—	N/A
December 3, 2021 through December 30, 2021	—	$—	—	N/A

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As discussed in the forepart of this report, some of the information in this Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements related to the impact of the current COVID-19 Pandemic on our business and results, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties.  The following discussion and analysis should be read in conjunction with our historical financial statements and the related notes thereto included elsewhere in this document. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
This section of this Form 10-K generally discusses fiscal 2021 and fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020. Discussions of fiscal 2019 items and year-to-year comparisons between fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
We are America’s Movie Network. As the largest cinema advertising network in the U.S., we unite brands with young, diverse audiences through the power of movies and engage movie fans anytime and anywhere. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S.
We present two different formats of our Noovie® pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates’ theaters, the Noovie pre-show now includes Post-Showtime advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot. As of December 30, 2021, theaters presenting the new Noovie pre-show format with Post-Showtime Inventory made up approximately 57% of our network. All other NCM network theater circuits, which make up the remaining 43% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie pre-show.
We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell digital online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Shuffle, Name That Movie and Noovie ARcade, on third party’s internet sites, as well as a variety of complementary out of home venues, including restaurants, convenience stores and college campuses, in order to reach entertainment audiences beyond the theater. As of December 30, 2021, approximately 6.5 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in data sets of approximately 274 million as of December 30, 2021. We have long-term ESAs (approximately 17.7 weighted average years) with the founding members and multi-year agreements with network affiliates, which expire at various dates between March 14, 2022 and December 31, 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 15.5 years as of December 30, 2021. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary DCN.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed in “Summary Historical and Operating Data” below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, national, local, regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.
Recent Developments

COVID-19 Impact and Outlook—The COVID-19 Pandemic has had a significant impact on the world and our business as federal, state and local governments issued restrictions on travel, public gatherings and other events and issued social distancing guidelines. Most of our network theaters were closed for approximately six months from March 2020 and the Company generated no in-theater advertising revenue during that time. When theaters began to reopen late in the third quarter of 2020, in-theater advertising revenue continued to be adversely impacted as attendance at the reopened theaters was significantly less than prior comparative periods due primarily to the shift in motion picture release schedules and local/state COVID-19 patron capacity limitations.
By the third quarter of 2021, all of the theaters within the Company’s network were open and multiple, successful major motion pictures were released during the third and fourth quarters of 2021 resulting in the highest attendance numbers within our network since the start of the COVID-19 Pandemic following the approval and administration of FDA-approved vaccines in 2021; however, variants of the COVID-19 virus, including Delta and Omicron, continue to circulate through the United States, and may lead to increased health and safety regulations and restrictions or impact consumer behavior. Despite the increase in network attendance, 2021 in-theater advertising revenue remained below historical levels as we were not able to participate in the 2021 advertising upfront marketplace during the summer of 2020 while theaters were closed. The movie slate for 2022 remains packed due to the addition of the major motion pictures originally scheduled for 2020 and 2021 and major motion pictures studios committing to theatrical-only releases.
To ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic, we continued to manage our liquidity position through various cost control methods discussed further within the “Financial Condition and Liquidity” section below. Since the beginning of the COVID-19 Pandemic, the Company has significantly reduced payroll related costs through a combination of temporary furloughs, permanent layoffs and salary reductions, and these changes have resulted in a headcount reduction of 35% as of December 30, 2021, as compared to headcount levels prior to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. We were still required to pay these screen-based fees when theaters are open, which were reduced for months where screens are in use for only part of the month.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic that our founding members and network affiliates will rebound and attendance figures will continue to benefit from pent-up social demand as people seek togetherness and a return to normalcy. There can be no assurance that the cases of the COVID-19 virus will continue to decline; new variants will not emerge and spread; studios will not reschedule movie releases; mask mandates will not negatively impact network attendance, advertiser sentiment, and our business in general; social distancing, capacity restrictions, and other public safety measures will not be reintroduced; when or if theaters within our network will return to historic attendance levels; and that the theaters which have reopened will remain open; or if any of the changes in consumer behavior or changes to the theatrical window in response to the COVID-19 Pandemic will become permanent.
Financing—Subsequent to year-end, on January 5, 2022, NCM LLC entered into the third amendment (the “Credit Agreement Third Amendment”) to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended (the “Credit Agreement”). Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein, including maintaining a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC’s revolving credit facility through the fourth quarter of 2023; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022 (the “Extended Covenant Waiver Holiday”); (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 30, 2021, a waiver of the requirement to deliver an auditor’s opinion for such financial statements without a “going concern” or like qualification or exception.
Also on January 5, 2022, NCM LLC entered into a Revolving Credit Agreement (the “New Revolving Credit Agreement”) among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The New Revolving Credit Agreement provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The New Revolving Credit Agreement provides for (i) a cash interest rate of term Secured Overnight Financing Rate (“SOFR”) plus 8.0%, with a 1.0% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the New

Revolving Credit Agreement at any time before maturity. The New Revolving Credit Agreement also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement.
Selected Historical and Operating Data
The following table sets forth our historical selected financial and operating data for the periods indicated. The selected financial and operating data should be read in conjunction with the other information contained in this document, including “Item 1. Business,” the audited historical Consolidated Financial Statements and the notes thereto included elsewhere in this document, and historical audited Consolidated Financial Statements, which have not been included in this document.
The results of operations data for the years ended December 30, 2021 and December 31, 2020 and the balance sheet data as of December 30, 2021 and December 31, 2020 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 26, 2019, December 27, 2018 and December 28, 2017 and the balance sheet data as of December 26, 2019, December 27, 2018 and December 28, 2017 are derived from the audited Consolidated Financial Statements of NCM, Inc. that are not included in this document.

Results of Operations Data	Years Ended
($ in millions, except per share data)	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017
Revenue	$114.6	$90.4	$444.8	$441.4	$426.1
OPERATING EXPENSES:
Advertising operating costs	18.4	10.3	38.3	37.4	32.4
Network costs	7.4	8.6	13.5	13.3	15.8
Theater access fees and revenue share—founding members	51.1	24.6	82.7	81.7	76.5
Selling and marketing costs	34.7	37.6	64.9	66.5	72.0
Administrative and other costs	36.0	30.9	43.8	48.3	37.9
Impairment of long-lived assets	—	1.7	—	—	—
Depreciation expense	10.9	13.1	13.6	12.6	11.0
Amortization expense	—	—	—	27.3	26.6
Amortization of intangibles recorded for network theater screen leases	24.7	24.6	26.7	—	—
Total	183.2	151.4	283.5	287.1	272.2
OPERATING (LOSS) INCOME	(68.6)	(61.0)	161.3	154.3	153.9
NON-OPERATING EXPENSE (INCOME)	49.8	(96.9)	62.2	50.6	(140.9)
(LOSS) INCOME BEFORE INCOME TAXES	(118.4)	35.9	99.1	103.7	294.8
Provision for income taxes	—	162.2	12.4	23.5	180.3
CONSOLIDATED NET (LOSS) INCOME	(118.4)	(126.3)	86.7	80.2	114.5
Less: Net (loss) income attributable to noncontrolling interests	(69.7)	(60.9)	50.6	50.4	56.2
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, Inc.	$(48.7)	$(65.4)	$36.1	$29.8	$58.3
(LOSS) EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$(0.61)	$(0.84)	$0.47	$0.39	$0.89
Diluted	$(0.61)	$(0.84)	$0.46	$0.37	$0.48

Other Financial and Operating Data	Years Ended
(in millions, except cash dividend declared per common share and screen data)	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017
Adjusted OIBDA (1)	$(24.7)	$(19.4)	$207.5	$205.4	$205.1
Adjusted OIBDA margin (1)	(21.6)%	(21.5)%	46.7%	46.5%	48.1%
Capital expenditures	$6.5	$11.2	$15.3	$15.4	$12.3
Cash dividend declared per common share	$0.20	$0.40	$0.68	$0.68	$0.88
Founding member screens at period end (2) (5)	16,436	16,515	16,880	16,768	16,808
Total screens at period end (3) (5)	20,740	20,450	21,208	21,172	20,850
Total attendance for period (4) (5)	250.7	138.2	651.4	705.1	655.8
Notes to the Selected Historical Financial and Operating Data
(1)Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, early lease termination expense, executive officer transition costs, legal fees related to an abandoned financing transaction and impairments of long-lived assets. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, executive officer turnover, legal fees related to an abandoned financing transaction, early lease termination expense, impairments of long-lived assets, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, costs associated with the resignation and hiring of the Company’s executive officers, legal fees related to an abandoned financing transaction, early lease termination expense, or impairments of long-lived assets. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
Adjusted OIBDA does not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments and other encumbered theater payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to NCM LLC’s founding members. During the years ended December 30, 2021, December 31, 2020, December 26, 2019, December 27, 2018 and December 28, 2017, the Company recorded integration and other encumbered theater payments of $1.6 million, $1.4 million, $22.3 million, $21.4 million and $20.9 million, respectively, from NCM LLC’s founding members.
(2)Represents the total number of screens within NCM LLC’s advertising network operated by NCM LLC’s founding members.
(3)Represents the total screens within NCM LLC’s advertising network.
(4)Represents the total attendance within NCM LLC’s advertising network as provided by our founding members and affiliate partners.
(5)Excludes screens and attendance associated with certain AMC Carmike Cinemas, Inc. (“Carmike”) theaters for certain periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018	Dec. 28, 2017
Operating (loss) income	$(68.6)	$(61.0)	$161.3	$154.3	$153.9
Depreciation expense	10.9	13.1	13.6	12.6	11.0
Amortization expense (1)	—	—	—	27.3	26.6
Amortization of intangibles recorded for network theater screen leases (1)	24.7	24.6	26.7	—	—
Share-based compensation costs (2)	8.1	2.2	5.5	7.8	11.2
Legal fees related to abandoned financing transaction (3)	0.1	—	—	—	—
Executive transition costs (4)	0.1	—	0.4	3.4	0.6
Early lease termination expense (5)	—	—	—	—	1.8
Impairment of long-lived assets (6)	—	1.7	—	—	—
Adjusted OIBDA	$(24.7)	$(19.4)	$207.5	$205.4	$205.1
Total revenue	$114.6	$90.4	$444.8	$441.4	$426.1
Adjusted OIBDA margin	(21.6)%	(21.5)%	46.7%	46.5%	48.1%

(1)Following the adoption of ASC 842, as discussed within Note 13 to the audited Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified to this account as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.
(2)Share-based payments costs are included in network operations, selling and marketing and administrative expense in the accompanying audited Consolidated Financial Statements.
(3)These fees relate to legal costs incurred for advice pertaining to an alternative debt transaction that was abandoned in the fourth quarter of 2021.
(4)Executive transition costs represent expenses associated with the search for new company executives.
(5)Early lease termination expense represents an expense recorded upon the early termination of the lease of our corporate headquarters because the early termination payment made by the Company was reimbursed by the landlord of the new building.
(6)The impairment of long-lived assets primarily relates to the write-off of certain internally developed software.
Summary Historical and Operating Data
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data).

	Years Ended		% Change
($ in millions)	Dec. 30, 2021	Dec. 31, 2020	2021 to 2020
Revenue	$114.6	$90.4	26.8%
Operating expenses:
Advertising	95.4	61.9	54.1%
Network, administrative and unallocated costs	87.8	89.5	(1.9)%
Total operating expenses	183.2	151.4	21.0%
Operating loss	(68.6)	(61.0)	12.5%
Non-operating expense (income)	49.8	(96.9)	(151.4)%
Income tax expense	—	162.2	(100.0)%
Net loss attributable to noncontrolling interests	(69.7)	(60.9)	14.4%
Net loss attributable to NCM, Inc.	$(48.7)	$(65.4)	(25.5)%

Net loss per NCM, Inc. basic share	$(0.61)	$(0.84)	(27.4)%
Net loss per NCM, Inc. diluted share	$(0.61)	$(0.84)	(27.4)%

Adjusted OIBDA	$(24.7)	$(19.4)	27.3%
Adjusted OIBDA margin	(21.6)%	(21.5)%	(0.1)%
Total theater attendance (in millions) (1)	250.7	138.2	81.4%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
Our Network—The net screens added to our network by the founding members and network affiliates during 2021 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 31, 2020	16,515	3,935	20,450
New affiliates, net of lost affiliates (1)	—	362	362
Closures, net of openings (2)	(79)	7	(72)
Balance as of December 30, 2021	16,436	4,304	20,740

(1)Represents the addition of one new affiliate which added 501 new screens to our network, offset by the loss of four of our affiliates during 2021 resulting in a reduction of 139 affiliate screens to our network as of December 30, 2021.
(2)Represents the closure of 72 screens, net of new screens added, across our founding members and network affiliates. Excludes temporary theater closures in response to the COVID-19 Pandemic.

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
We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2020 contained 53 weeks and fiscal year 2021 contained 52 weeks. Our 2022 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 30, 2021	2021
December 31, 2020	2020
Results of Operations
Fiscal Years 2021 and 2020
Revenue. Total revenue increased $24.2 million, or 26.8%, from $90.4 million for 2020 to $114.6 million for 2021. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2021	2020	2020 to 2021	2020 to 2021
National and regional advertising revenue	$85.7	$66.7	$19.0	28.5%
Local advertising revenue	17.8	17.5	0.3	1.7%
Founding member advertising revenue from beverage concessionaire agreements	11.1	6.2	4.9	79.0%
Total revenue	$114.6	$90.4	$24.2	26.8%
The following table shows data on revenue per attendee for 2021 and 2020:

	Fiscal Year		% Change
	2021	2020	2020 to 2021
National and regional advertising revenue per attendee	$0.342	$0.483	(29.2)%
Local advertising revenue per attendee	$0.071	$0.127	(43.9)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.413	$0.609	(32.2)%
Total advertising revenue per attendee	$0.457	$0.654	(30.1)%
Total theater attendance (in millions) (1)	250.7	138.2	81.4%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters for each period presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
National and regional advertising revenue. The $19.0 million, or 28.5%, increase in national and regional advertising revenue was primarily due to the increase in network attendance of 81.4% in 2021, as compared to 2020 and a 48.0% increase in impressions sold, partially offset by a decrease in national advertising utilization from 102.5% for the year ended 2020 to 66.3% for the year ended 2021.
Local advertising revenue. The $0.3 million, or 1.7%, increase was in part due to the increase in network attendance of 81.4% in 2021, as compared to 2020, yet remained adversely impacted by the continued effects of the COVID-19 Pandemic on certain categories of advertisers that have historically advertised in our theaters such as arts and entertainment, restaurants, automotive and travel and tourism, which were suffering from various impacts including decreased inventory due to supply chain delays and the inability to serve existing patrons due to staffing shortages during 2021.
Founding member beverage revenue. The $4.9 million, or 79.0%, increase in national advertising revenue from the founding members’ beverage concessionaire agreements was primarily due to a 76.8% increase in founding member attendance for the year ended 2021, as compared to the year ended 2020.

Operating expenses. Total operating expenses increased $31.8 million, or 21.0%, from $151.4 million for 2020 to $183.2 million for 2021.  The following table shows the changes in operating expense for 2020 and 2021 (in millions):

	Fiscal Year		$ Change	% Change
	2021	2020	2020 to 2021	2020 to 2021
Advertising operating costs	$18.4	$10.3	$8.1	78.6%
Network costs	7.4	8.6	(1.2)	(14.0)%
Theater access fees and revenue share—founding members	51.1	24.6	26.5	107.7%
Selling and marketing costs	34.7	37.6	(2.9)	(7.7)%
Administrative and other costs	36.0	30.9	5.1	16.5%
Impairment of long-lived assets	—	1.7	(1.7)	(100.0)%
Depreciation expense	10.9	13.1	(2.2)	(16.8)%
Amortization of intangibles recorded for network theater screen leases	24.7	24.6	0.1	0.4%
Total operating expenses	$183.2	$151.4	$31.8	21.0%
Advertising operating costs. Advertising operating costs increased $8.1 million, or 78.6%, from $10.3 million for the year ended 2020 to $18.4 million for the year ended 2021. The increase was due primarily to a $6.9 million increase in advertising affiliate expense due to the addition of a new affiliate representing 501 screens that joined our network in 2021 and an increase in revenue share payments driven by the increase in revenue for the year ended 2021 as compared to the year ended 2020. Advertising operating costs also increased $1.7 million in revenue share expense due to higher revenue in 2021 as compared to 2020 related to certain digital, DOOH and exhibitor partners. These increases were partially offset by a $0.3 million decrease in personnel related expenses due to a reduction in headcount in 2021, as compared to 2020.
Network costs. Network costs decreased $1.2 million, or 14.0%, from $8.6 million for the year ended 2020 to $7.4 million for the year ended 2021. The decrease was primarily related to a $1.0 million decrease in personnel related costs due to a reduction in headcount in 2021, as compared to the year ended 2020.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased $26.5 million, or 107.7%, from $24.6 million in the year ended 2020 to $51.1 million in the year ended 2021. Theater access fees and revenue share increased $15.6 million due to a substantial increase in average active screens for the year ended 2021, as compared to the year ended 2020, and $9.8 million due to a 76.8% increase in founding member attendance. The Company did not owe the founding members any theater access fees for the period during which the theaters were closed.
Selling and marketing costs. Selling and marketing costs decreased $2.9 million, or 7.7%, from $37.6 million for the year ended 2020 to $34.7 million for the year ended 2021. This decrease was primarily related to a $2.4 million decrease related to non-essential operating expenditures, including marketing, training, research and consulting, a $0.4 million decrease in software costs and a $0.3 million decrease in bad debt expense, partially offset by a $0.6 million increase in non-cash barter expense for the year ended 2021, as compared to the year ended 2020.
Administrative and other costs. Administrative and other costs increased $5.1 million, or 16.5%, from $30.9 million for the year ended 2020 to $36.0 million for the year ended 2021. This increase was primarily due to a $6.8 million increase in performance-based compensation expense primarily due to the modification of certain of the Company’s performance-based equity grants and issuance of new equity grants during 2021, $2.9 million in personnel expenses due to less capitalized personnel costs from our technology department during 2021, as compared to 2020, and a $1.9 million increase related to cloud computing expense incurred following the implementation of our new cinema advertising management system in January 2021. These increases were partially offset by a $4.2 million decrease in salary and other personnel related expenses due to a reduction in headcount in 2021, as compared to 2020 and a $2.0 million decrease in legal and professional fees due in part to non-recurring legal services obtained in 2020 related to the various implications of the COVID-19 Pandemic and the negotiation of the services agreement for our cinema advertising management system.
Impairment of long-lived assets. Impairment of long-lived assets decreased $1.7 million, or 100.0%, from $1.7 million in the year ended December 31, 2020 to $0.0 million in the year ended December 30, 2021. This decrease in impairment expense was primarily related to the write-off of certain long-lived assets during the year ended December 31, 2020.

Depreciation expense. Depreciation expense decreased $2.2 million, or 16.8%, from $13.1 million for the year ended 2020 to $10.9 million in the year ended 2021, as certain assets were retired following the implementation of our new cinema advertising management system in January 2021.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases increased $0.1 million, or 0.4%, from $24.6 million for the year ended 2020, to $24.7 million for the year ended 2021.

Non-operating expense (income).  Total non-operating expense increased $146.7 million, or 151.4%, from non-operating income of $96.9 million in 2020 to non-operating expense of $49.8 million in 2021.  The following table shows the changes in non-operating expense (income) for 2021 and 2020 (in millions):

	Fiscal Year		$ Change	% Change
	2021	2020	2020 to 2021	2020 to 2021
Interest on borrowings	$64.8	$55.8	$9.0	16.1%
Interest income	(0.1)	(0.6)	0.5	(83.3)%
Loss on modification and retirement of debt, net	1.2	0.4	0.8	200.0%
Gain on re-measurement of the payable to founding members under the tax receivable agreement	(16.1)	(152.7)	136.6	(89.5)%
Other non-operating expense	—	0.2	(0.2)	NM
Total non-operating expense (income)	$49.8	$(96.9)	$146.7	(151.4)%

NM = Not meaningful.

The increase in non-operating expense was primarily due to a $136.6 million decrease in the gain on the re-measurement of the payable to the founding members which was due primarily to the decrease in our payable to the founding members under the tax receivable agreement resulting from an increase in the valuation allowance against certain of our deferred tax assets as of December 31, 2020, a $9.0 million increase in interest on borrowings related to the issuance of additional debt and the increase in the interest rate on our credit facilities and a $0.8 million increase in the loss on modifications and retirements of debt, net resulting from the second amendment to the Credit Agreement ( the “Credit Agreement Second Amendment”) and the Credit Agreement Third Amendment entered into on March 8, 2021 and January 5, 2022, respectively, and a $0.5 million decrease in interest income in 2021, as compared to 2020. These increases were partially offset by a $0.2 million decrease in other non-operating expense in 2021, as compared to 2020.
Income tax expense. Income tax expense decreased $162.2 million primarily related to an increase in the valuation allowance against certain of our deferred income tax assets recognized in 2020, as compared to 2021.
Net loss. Net loss decreased $16.7 million from $65.4 million for the year ended December 31, 2020 to $48.7 million for the year ended December 30, 2021. The decrease in net loss was due to a $162.2 million decrease in income tax expense and an $8.8 million increase in net loss attributable to noncontrolling interests, partially offset by a $146.7 million increase in non-operating expenses and a $7.6 million increase in operating loss.
Known Trends and Uncertainties
COVID-19—As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic certain theaters within the Company’s network were temporarily closed during a portion of the year ended December 30, 2021. The Company's ability to advertise within theaters once opened was limited for part of the year due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, are not incurred when theaters are closed and attendance-based fees will be reduced for the period of time that attendance is lower than historical levels.
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
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the years ended 2021 and 2020, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. The CPM on our beverage concessionaire revenue related to AMC in 2022 will not change compared to 2021. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year.
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
Platinum Spot—In consideration for the utilization of the theaters post-showtime for Platinum Spots, Cinemark and Regal are entitled to receive a percentage of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, NCM LLC will be required to satisfy a minimum average CPM for that period of time.
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
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, certain theaters within the Company’s network remained temporarily closed during a portion of the year ended December 30, 2021 and the Company's ability to advertise within the reopened theaters has been limited due to lower than historical levels of attendance due in part to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company will have limited cash receipts until attendance levels normalize and advertising revenue increases. Further, once the above conditions are met there will be a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company's network were closed or attendance levels were low as expenses related to theater attendance were either not incurred or incurred at lower levels (i.e. theater access fees, Platinum Spot revenue share and network affiliate revenue share payments). As all of the theaters within our network were open for the third and fourth quarters of 2021, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance increases following the continued release of many major motion pictures. During the year ended December 30, 2021, 29% of our current employee base continued to be furloughed or had salary reductions of up to 50%. Effective January 28, 2022, the Company ended all of the part-time and reduced salary arrangements implemented in response to the COVID-19 Pandemic. We have experienced a 35% headcount reduction from pre-COVID-19 Pandemic headcount levels. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
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
•Decreased our quarterly dividend to $0.07 per share for the first three quarters of 2020, to $0.05 for the fourth quarter of 2020 and first, second and third quarters of 2021 and to $0.05 for the fourth quarter of 2021 from $0.19 per share in the fourth quarter of 2019. When compared to the first quarter of 2020 this results in a cash savings of $10.8 million in the fourth quarter of 2021 and cash savings of $71.3 million for NCM, Inc. since the beginning of the pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.

In March 2020, we drew down an additional $110.0 million on our revolving credit facility and in March 2021 we received $43.0 million in proceeds under incremental term loans that mature on December 20, 2024. The $58.6 million of cash at NCM LLC as of December 30, 2021 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
In accordance with the Credit Agreement Amendment (as defined below) and the Credit Agreement Second Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the third quarter of 2022, NCM LLC must maintain a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of December 30, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended. Management believes the Company can meet its obligations, including all working capital requirements, interest and debt service payments and capital expenditures within the twelve months following the date of issuance of the accompanying financial statements, based on its current financial position and liquidity sources, including current cash balances, the additional proceeds under the term loan and forecasted future cash flows.
A summary of our financial liquidity is as follows (in millions)

	Years Ended		$ Change
	December 30, 2021	December 31, 2020	2020 to 2021
Cash, cash equivalents and marketable securities (1)	$102.5	$181.8	$(79.3)
Revolver availability (2)	6.8	4.4	2.4
Total liquidity	$109.3	$186.2	$(76.9)

(1)Included in cash and cash equivalents as of December 30, 2021 and December 31, 2020 there was $58.6 million and $123.9 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of December 30, 2021 and December 31, 2020. As of December 30, 2021 and December 31, 2020, the amount available under the NCM LLC revolving credit facility in the table above, was net of the amount outstanding under the revolving credit facility of $167.0 million and $167.0 million, respectively, and net letters of credit of $1.2 million and $3.6 million, respectively.
Subsequent to year-end, on January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein, including maintaining a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC’s revolving credit facility through the fourth quarter of 2023; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ended December 29, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 30, 2021, a waiver of the requirement to deliver an auditor’s opinion for such financial statements without a “going concern” or like qualification or exception.

Also on January 5, 2022, NCM LLC entered into the New Revolving Credit Agreement. The New Revolving Credit Agreement provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The New Revolving Credit Agreement provides for (i) a cash interest rate of term SOFR plus 8.0%, with a 1.0% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the New Revolving Credit Agreement at any time before maturity. The New Revolving Credit Agreement also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of December 30, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended.
We have generated and used cash as follows (in millions):

	Years Ended
	2021	2020
Operating cash flow	$(95.2)	$55.3
Investing cash flow	$(5.4)	$15.6
Financing cash flow	$21.5	$53.5

Cash Flows – Fiscal Years 2021 and 2020
Operating Activities. The $150.5 million increase in cash used in operating activities for the year ended 2021, compared to the year ended 2020 was primarily due to a $194.8 million decrease in accounts receivable collections during 2021, as compared to 2020, a $25.8 million decrease in deferred income tax expense, net of the decrease in the noncash gain on the remeasurement of the payable to founding members under the TRA and a $9.3 million decrease in founding member integration and other encumbered theater payments. These decreases were due to the temporary closure of the theaters within our network in response to the COVID-19 Pandemic resulting in decreased revenue and negative Adjusted OIBDA, from which integration payments are calculated. These decreased cash inflows were partially offset by i) a $20.8 million decrease in payments of accounts payable and accrued expenses due in part to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic, ii) a $15.0 million increase in amounts due to founding members for 2021, as compared to 2020 due to the increase in theater access fees, net of beverage revenue discussed above, iii) an $11.9 million decrease to the amount paid to founding member under the TRA, iv) a $10.0 million increase in deferred revenue related to higher revenue for 2021, as compared to 2020 and v) a $9.3 million increase in receipts related to a common membership unit adjustment.
Investing Activities. The $21.0 million increase in cash used in investing activities for the year ended 2021, compared to the year ended 2020 was primarily due to a $23.3 million decrease in proceeds from the sale of marketable securities, net of purchases. This decrease was partially offset by a $2.3 million decrease in purchases of property and equipment in 2021, compared to 2020 due to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic.
Financing Activities. The $32.0 million decrease in cash provided by financing activities for the year ended 2021, compared to the year ended 2020 was primarily due to a $128.0 million decrease in proceeds from the revolving credit facility, net of repayments, and a $6.0 million increase in the payment of debt issuance costs related primarily to the Credit Agreement Second Amendment executed in the first quarter of 2021. These decreases were partially offset by a $50.0 million increase in the issuance of term loans, a $36.8 million decrease in distributions to founding members and a $15.1 million decrease in dividends paid related to the decrease in the dividend amounts declared from $0.40 per share during 2020 to $0.20 per share during 2021.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 30, 2021 were $43.9 million (excluding $58.6 million of cash held by NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility, as of January 5, 2022, its New Revolving Credit Agreement and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, the company entered in the New Revolving Credit Agreement and drew down upon the new revolving credit facility of $50.0 million. Including the net proceeds from the New Revolving Credit Agreement after fees, NCM LLC has a cash balance of $99.7 million, which will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. shareholders. Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2020 and 2021 and the debt outstanding as of December 30, 2021.

During the next fiscal year, the Company intends to have cash outflows of interest payments of $66.5 million and amortization payments of $3.2 million payable throughout the fiscal year as required by the Credit Agreement, New Revolving Credit Agreement, Senior Secured Notes due 2028 and Senior Notes due 2026, capital expenditures between $6.5 million and $7.5 million, prepayments to affiliates and DOOH partners of $8.1 million and lease payments of $3.8 million. The Company expects to continue to make capital expenditures and other contractually obligated prepayments and upfront payments that may vary from our historical practice. For other long-term anticipated cash outflows, refer to Note 10 - Borrowings and Note 13 - Commitments and Contingencies for discussion of future anticipated payments.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members will be impacted by the temporary closure of our network theaters and may be deferred through the quarter ending December 28, 2023 or longer due to the limitations instituted by the Credit Agreement Amendment, Credit Agreement Second Amendment and Credit Agreement Third Amendment. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark and NCM, Inc.). The available cash distribution to the members of NCM LLC for the combined three months ended April 1, 2021, three months ended July 1, 2021, three months ended September 30, 2021 and three months ended December 30, 2021 was calculated as approximately negative $93.7 million, of which NCM, Inc.'s share is approximately negative $45.2 million. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement Amendment, there were no available cash distributions made for the fourth quarter of 2021. These negative available cash distributions for 2020 and 2021 are expected to be netted in accordance with the NCM LLC Operating Agreement against future positive available cash distributions after the Extended Covenant Waiver Holiday.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions to fund payments associated with the TRA with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on March 3, 2022 of $0.05 per share (approximately $4.0 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on March 17, 2022 to be paid on March 31, 2022. The Company does not expect to make a TRA payment in 2022 for the 2021 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Capital Expenditures
Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for our Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to our network. Capital expenditures in 2021 were $6.5 million (including $1.7 million associated with digital product development; $1.6 million associated with upgrades to our existing systems related to the planned upgrade of our cinema advertising management system; $1.5 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements; and $0.6 million associated with network affiliate additions) compared to $11.2 million (including $4.6 million associated with digital product development; $2.4 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements; $2.0 million associated with upgrades to our existing systems related to the planned upgrade of our cinema advertising management system; and $0.2 million associated with network affiliate additions) for the 2020 period. The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within the founding members’ theaters have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the ESAs.
We expect to make approximately $6.5 million to $7.5 million of capital expenditures in fiscal 2022, including approximately $3.3 million for digital product development. We expect these digital products to allow us to capture exclusive first party data on our movie audiences and build our own foundational capabilities for digital ad buying, selling and serving. We also expect approximately $1.1 million of capital expenditures related to upgrades to our Digital Content Software distribution and content management software and our other internal management systems, including our cinema advertising management system, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. Our capital expenditures may increase as we add additional network affiliates. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.
Financings
Subsequent to year-end, on January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 30, 2021, a waiver of the requirement to deliver an auditor’s opinion for such financial statements without a “going concern” or like qualification or exception.
Also on January 5, 2022, NCM LLC entered into the New Revolving Credit Agreement. The New Revolving Credit Agreement provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The New Revolving Credit Agreement provides for (i) a cash interest rate of term SOFR plus 8.0%, with a 1.0% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the New Revolving Credit Agreement at any time before maturity. The New Revolving Credit Agreement also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement.
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
In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred new incremental term loans in an aggregate principal amount of $50.0 million, the proceeds of which will be used for general corporate purposes. The New Incremental Loans will have substantially similar terms to the existing term loans (after giving effect the Credit Agreement Amendment), except that the New Incremental Loans will: (i) have a cash interest rate of LIBOR plus 8.00%, (ii) have a maturity of December 20, 2024, and (iii) be subject to prepayment premiums if NCM LLC prepays the New Incremental Loans before maturity.
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
On April 30, 2020, NCM LLC entered into the first amendment to the Credit Agreement (the “Credit Agreement Amendment”) to allow for the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021 (the “Covenant Holiday Period”). The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its revolving credit facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (AMC, Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the revolving credit facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing. As of December 30, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment.
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
On November 7, 2019, NCM LLC redeemed the entire $400.0 million aggregate principal amount of NCM LLC’s existing Notes due 2022. The redemption price for the Notes due 2022 was 101.0% of the principal amount thereof plus accrued and unpaid interest thereon, to but not including the redemption date.
In June 2018, we entered into the Credit Agreement to replace NCM LLC's previous senior secured credit facility. Consistent with the structure of the previous facility, the Credit Agreement consists of a term loan facility and a revolving credit facility for $270.0 million and $175.0 million, respectively. The Credit Agreement extended the maturity dates by 5.5 years to June 20, 2025 for the term loan facility and 3.5 years to June 20, 2023 for the revolving credit facility. The interest rate under the term loan facility is either the LIBOR index plus 3.00% or the base rate plus 2.00% and the rate under the revolving credit facility is either the LIBOR index plus an applicable margin ranging from 1.75%-2.25% or the base rate plus an applicable margin ranging from 0.75%-1.25%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC. As of December 30, 2021, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $261.2 million term loan (first tranche) and a $48.0 million term loan (second tranche).
As of December 30, 2021, the weighted average remaining maturity was 4.4 years. As of December 30, 2021, approximately 57% of our total borrowings bear interest at fixed rates. The remaining 43% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
Critical Accounting Estimates
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

Sensitivity Analysis.  As of December 30, 2021, our allowance for doubtful accounts was $1.7 million, or 3.1% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 30, 2021 would have affected net loss attributable to NCM, Inc. by approximately $0.2 million.
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
The fair value of restricted stock and restricted stock units are based on the closing market price of our common stock on the date of grant. Restricted stock and restricted stock units granted to employees vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions whereby they vest ratably over three years. Restricted stock units granted to non-employee directors vest after the completion of a service period of thirteen months. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period once the performance-based metric has been determined, if applicable. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest.  Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, we estimate a forfeiture rate to reflect the potential separation of employees.
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
Income Taxes
Nature of Estimates Required.  We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020 and 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. Therefore, as of December 30, 2021 we have a valuation allowance in the amount of $223.8 million against the deferred tax asset. As we do expect to generate pre-tax book income following the resolution of the COVID-19 Pandemic, we have not recorded any impact of the Net Business Interest Expense Limitation IRC § 163(j) on our payable to founding members under the TRA.

In addition, due to the basis differences resulting from our IPO-related transactions (including the TRA with the founding members) and subsequent adjustments pursuant to the common unit adjustment agreement, we are required to make cash payments under the TRA to the founding members in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. Following the increase in the valuation allowance as of December 31, 2020, the Company recorded a corresponding $151.9 million reduction to the “Payable to founding members under the tax receivable agreement” equal to the portion of the payable related to 90% of the amortization of the expected benefits from the realization of the deferred tax assets deemed not more-likely-than-not to be realized as of December 31, 2020. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to founding members under the tax receivable agreement which would increase to reflect future payments to the founding members at that time. The requirements of the TRA, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements.  Management performs thorough analysis of the estimate each quarter and upon new information or conditions will refine its estimate. If we were to fail to meet certain of the requirements of the TRA, we could be subject to additional payments to taxing authorities or to the founding members. We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the audited Consolidated Financial Statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
For fiscal 2021, our provision for income taxes was $0.0 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.
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
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 bear interest at fixed rates, and therefore are not subject to market risk. As of December 30, 2021, the interest rate risk that we are exposed to is related to our $175.0 million revolving credit facility, our $261.2 million term loan (first tranche) and our $49.8 million term loan (second tranche). A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our cash interest expense by approximately $4.8 million for an annual period on the $167.0 million, $261.2 million and $49.8 million outstanding as of December 30, 2021 on our revolving credit facility and term loans, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
National CineMedia, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary (the "Company") as of December 30, 2021 and December 31, 2020, the related consolidated statements of income, equity/(deficit), and cash flows for each of the two years in the period ended December 30, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2021 and December 31, 2020, the results of its operations and its cash flows for each of the two years in the period ended December 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which each relates.
Income Taxes – Tax Receivable Agreements — Refer to Notes 7 and 9 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company and the founding members entered into the Tax Receivable Agreement (“TRA”) at the time of the Company’s initial public offering. Under the terms of this agreement, the Company will make cash payments to the founding members in amounts equal to 90% of the Company’s actual tax benefit realized primarily from the tax amortization of the intangible assets described below, which is recorded as a deferred tax asset. For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing the Company’s actual income and franchise tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase in the Company’s proportionate share of tax basis in National CineMedia, LLC’s tangible and intangible assets had the Company not entered into the TRA. The TRA applies to the Company’s taxable years up to and including the 30th anniversary of the IPO. During the fiscal year ended December 30, 2021, the Company paid the founding members $0.0 million for the 2020 tax year and $0.9 million for the 2019 tax year. In addition, changes in the deferred tax rate and in the Company’s realization assessment of its deferred tax assets, and therefore changes to future amounts probable to be paid under the TRA led to a re-measurement of the payable, resulting in a decrease of $16.1 million during the fiscal year. At December 30, 2021, the Company’s payable to founding members under the TRA liability (“PFML”) was $16.4 million; of which $0.0 million is presented as a component of current liabilities and $16.4 million is presented as a component of non-current liabilities.
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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 3, 2022

We have served as the Company's auditor since 2006.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$101.2	$180.3
Short-term marketable securities	0.3	0.3
Receivables, net of allowance of $1.7 and $2.3, respectively	53.0	16.2
Prepaid expenses and other current assets	3.9	3.1
Total current assets	158.4	199.9
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $59.9 and $77.7, respectively	21.3	27.5
Intangible assets, net of accumulated amortization of $245.6 and $223.0, respectively	606.3	627.8
Deferred tax assets, net of valuation allowance of $223.8 and $212.0, respectively	—	—
Other investments	0.8	0.8
Long-term marketable securities	1.0	1.2
Debt issuance costs, net	4.5	3.3
Other assets	25.1	25.7
Total non-current assets	659.0	686.3
TOTAL ASSETS	$817.4	$886.2
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$11.8	$2.0
Payable to founding members under the TRA (related party payables of $0.0 and $0.6, respectively)	—	0.9
Accrued expenses	15.8	19.0
Accrued payroll and related expenses	7.9	4.8
Accounts payable	16.3	13.7
Deferred revenue	12.6	5.1
Short-term debt	3.2	2.7
Other current liabilities	2.2	1.8
Total current liabilities	69.8	50.0
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $10.5 and $8.0, respectively	1,094.3	1,049.6
Payable to founding members under the TRA (related party payables of $11.9 and $23.7, respectively)	16.4	32.6
Other liabilities	20.4	22.6
Total non-current liabilities	1,131.1	1,104.8
Total liabilities	1,200.9	1,154.8
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 80,626,889 and 78,040,818 issued and outstanding, respectively	0.8	0.8
Additional paid in capital (deficit)	(195.5)	(207.5)
Retained earnings (distributions in excess of earnings)	(332.0)	(266.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(526.7)	(473.1)
Noncontrolling interests	143.2	204.5
Total equity/(deficit)	(383.5)	(268.6)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$817.4	$886.2
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share and per share data)

	Years Ended
	December 30, 2021	December 31, 2020
Revenue (including revenue from related parties of $8.8 and $4.9, respectively)	$114.6	$90.4
OPERATING EXPENSES:
Advertising operating costs	18.4	10.3
Network costs	7.4	8.6
Theater access fees and revenue share to founding members (including fees to related parties of $34.3 and $16.0, respectively)	51.1	24.6
Selling and marketing costs	34.7	37.6
Administrative and other costs	36.0	30.9
Impairment of long-lived assets	—	1.7
Depreciation expense	10.9	13.1
Amortization of intangibles recorded for network theater screen leases	24.7	24.6
Total	183.2	151.4
OPERATING LOSS	(68.6)	(61.0)
NON-OPERATING EXPENSES:
Interest on borrowings	64.8	55.8
Interest income	(0.1)	(0.6)
Loss on early retirement of debt, net	1.2	0.4
Gain on re-measurement of the payable to founding members under the TRA	(16.1)	(152.7)
Other non-operating expense	—	0.2
Total	49.8	(96.9)
(LOSS) INCOME BEFORE INCOME TAXES	(118.4)	35.9
Income tax expense	—	162.2
CONSOLIDATED NET LOSS	(118.4)	(126.3)
Less: Net loss attributable to noncontrolling interests	(69.7)	(60.9)
NET LOSS ATTRIBUTABLE TO NCM, INC.	(48.7)	(65.4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(48.7)	$(65.4)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.61)	$(0.84)
Diluted	$(0.61)	$(0.84)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	79,867,332	77,955,675
Diluted	79,867,332	77,955,675

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)
(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
	Consolidated	Shares	Amount
Balance—December 26, 2019	$(121.2)	77,568,986	$0.8	$(209.2)	$(171.1)	$258.3
Cumulative-effect adjustment for adoption of 2016-13	2.9	—	—	—	1.2	1.7
Distributions to founding members	(4.4)	—	—	—	—	(4.4)
NCM LLC equity issued for purchase of intangible asset	10.5	—	—	5.0	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(0.5)	—	—	(3.9)	—	3.4
Comprehensive income, net of tax	(126.3)	—	—	—	(65.4)	(60.9)
Share-based compensation issued	(1.0)	471,832	—	(1.0)	—	—
Share-based compensation expense/capitalized	2.5	—	—	1.6	—	0.9
Cash dividends declared $0.40 per share	(31.1)	—	—	—	(31.1)	—
Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.2	—	—	6.8	—	7.4
Income tax and other impacts of NCM LLC ownership changes	(0.3)	—	—	1.7	—	(2.0)
Issuance of shares to founding members	6.6	1,390,567	—	6.6	—	—
NCM, Inc. investment in NCM LLC	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(118.4)	—	—	—	(48.7)	(69.7)
Share-based compensation issued	(1.9)	1,195,504	—	(1.9)	—	—
Share-based compensation expense/capitalized	8.4	—	—	5.4	—	3.0
Cash dividends declared $0.20 per share	(16.9)	—	—	—	(16.9)	—
Balance—December 30, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 30, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(118.4)	$(126.3)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Deferred income tax expense	—	162.4
Depreciation expense	10.9	13.1
Amortization of intangibles recorded for network theater screens	24.7	24.6
Non-cash share-based compensation	8.1	2.2
Impairment of long-lived assets	—	1.7
Amortization of debt issuance costs	4.1	2.5
Loss on early retirement of debt, net	1.2	0.4
Non-cash gain on re-measurement of the payable to founding members under the TRA	(16.1)	(152.7)
Other	0.2	0.1
Founding member integration and encumbered theater payments (including payments from related parties of $0.0 and $0.1, respectively)	0.5	9.8
Payment to founding members under the TRA	(0.9)	(12.8)
Common membership unit adjustment received	9.3	—
Other cash flows from operating activities, net	—	(0.1)
Changes in operating assets and liabilities:
Receivables, net	(36.8)	158.0
Accounts payable and accrued expenses	2.3	(18.5)
Amounts due to founding members, net	10.9	(4.1)
Deferred revenue	7.5	(2.5)
Other, net	(2.7)	(2.5)
Net cash (used in) provided by operating activities	(95.2)	55.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.7)	(8.0)
Purchases of marketable securities	—	(8.2)
Proceeds from sale and maturities of marketable securities	0.3	31.8
Net cash (used in) provided by investing activities	(5.4)	15.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(16.9)	(32.0)
Proceeds from revolving credit facility	—	210.0
Repayments of revolving credit facility	—	(82.0)
Issuance of term loans	50.0	—
Repayments of term loan facility	(2.3)	(3.4)
Payment of debt issuance costs	(7.3)	(1.3)
Distributions to founding members	—	(36.8)
Repurchase of stock for restricted stock tax withholding	(2.0)	(1.0)
Net cash provided by financing activities	21.5	53.5
CHANGE IN CASH AND CASH EQUIVALENTS	(79.1)	124.4
Cash and cash equivalents at beginning of period	180.3	55.9
Cash and cash equivalents at end of period	$101.2	$180.3
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years Ended
	December 30, 2021	December 31, 2020
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$14.1	$10.5
Accrued purchases of property and equipment	$—	$1.2
Increase (decrease) in dividend equivalent accrual not requiring cash in the period	$0.9	$(0.1)
Supplemental disclosure of cash flow information:
Cash paid for interest	$58.6	$54.6
Cash (refunds) payments for income taxes	$(0.1)	$0.5

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCM, Inc. was incorporated in Delaware as a holding company with the sole purpose of becoming a member and sole manager of NCM LLC, a limited liability company owned by NCM, Inc., Cinemark and Regal. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the founding members and certain third-party network affiliates, under long-term network affiliate agreements. Beginning in mid-March 2020, each of the Company’s founding members and all of its network affiliates announced that their theaters would be temporarily closed to address the COVID-19 Pandemic and almost all of the theaters within the Company’s network remained closed until late August 2020. Following the reopening of the theaters within the Company’s network in the third quarter of 2020, in-theater advertising revenue continued to be adversely impacted as attendance remained limited until major motion picture releases resumed during the second quarter of 2021 and by the third quarter of 2021 all of the theaters within the Company’s network were open.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments. The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (based on pre-COVID-19 attendance levels) of approximately 17.7 years as of December 30, 2021. The network affiliate agreements expire at various dates between March 14, 2022 and December 31, 2037. The weighted average remaining term (based on pre-COVID-19 attendance levels) of the ESAs and the network affiliate agreements together is 15.5 years as of December 30, 2021.
As of December 30, 2021, NCM LLC had 166,815,233 common membership units outstanding, of which 80,626,889 (48.3%) were owned by NCM, Inc., 43,026,794 (25.8%) were owned by Regal, 43,161,550 (25.9%) were owned by Cinemark and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
Significant Accounting Policies
Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2020 contained 53 weeks and 2021 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 30, 2021	2021
December 31, 2020	2020
Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Noovie ARcade, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.
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
Advertising Costs—Advertising-related costs incurred promoting the Company's digital products are included within “Selling and marketing costs” on the audited Consolidated Statements of Income. The Company recognized advertising costs of $0.1 million and $0.2 million for the years ended December 30, 2021 and December 31, 2020, respectively. These costs are expensed when incurred.
Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities.  There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution. The Company has elected the fair value option for valuing its cash equivalents. The cash equivalents are valued at fair value at each balance sheet date and the change in value from the prior period is recognized within “Other non-operating loss” on the audited Consolidated Statements of Income.
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
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable, and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company increased the expected rate of default related to local and regional customers within the calculation of the allowance for doubtful accounts as of December 30, 2021 and December 31, 2020, given the expected adverse impact of the COVID-19 Pandemic on certain businesses, in particular, categories of small businesses (e.g. restaurants, travel, etc.) which the Company expects could lead to an increased rate of default. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible. As of December 30, 2021 and December 31, 2020 there was one advertising agency group through which the Company sources national advertising revenue that accounted for 15.7% and 10.1%, respectively, of the Company’s outstanding gross receivable balance. During the years ended December 30, 2021 and December 31, 2020, the Company had one customer that accounted for 11.8% and 14.6%, respectively, of the Company's revenue.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Receivables consisted of the following (in millions):

	As of
	December 30, 2021	December 31, 2020
Trade accounts	$53.7	$16.6
Other	1.0	1.9
Less: Allowance for doubtful accounts	(1.7)	(2.3)
Total	$53.0	$16.2
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
Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s cinema advertising management system, digital products, digital network distribution system (DCS), enterprise resource planning system and website development costs, which are included in equipment, and are depreciated over three to ten years. As of December 30, 2021 and December 31, 2020, the Company had a net book value of $13.7 million and $10.4 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $6.8 million and $8.1 million for the years ended December 30, 2021 and December 31, 2020, respectively.  The subtopics also require the capitalization of certain implementation costs related to qualifying Cloud Computing Arrangements (“CCAs”) upon adoption of ASU 2018-15— Intangibles - Goodwill and Other - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract as of September 28, 2018. As of December 30, 2021 and December 31, 2020 the Company had a net book value of $4.0 million and $3.0 million of capitalized implementation costs for CCAs, respectively. These costs primarily relate to the Company's new hosted cinema advertising management system which was implemented in January 2021. Depreciation expense related to capitalized implementation costs for CCAs was approximately $0.4 million and $0.0 million for the years ended December 30, 2021 and December 31, 2020, respectively.  These costs are amortized to “Administrative and other costs” within the audited Consolidated Statements of Income over the life of the hosting arrangement beginning at implementation. For the years ended December 30, 2021 and December 31, 2020, the Company recorded $1.7 million and $1.9 million in research and development expense, respectively.
The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.2 million and $0.2 million related to the write-off of equipment during the years ended December 30, 2021 and December 31, 2020, respectively, which has been included within “Depreciation expense” within the respective audited Consolidated Statements of Income given the immaterial nature of the balances. The Company recorded losses of $0.0 million and $1.7 million related to the write-off of certain internally developed software during the years ended December 30, 2021 and December 31, 2020, respectively, which has been included within “Impairment of long-lived assets” within the respective audited Consolidated Statements of Income.
Intangible Assets—Intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.  In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements. If after determining that gross cash flows are insufficient to recover the asset, the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts. Refer to Note 5—Intangible Assets to the audited Consolidated Financial Statements for discussion of the Company's consideration of the impact of the COVID-19 Pandemic within the impairment testing performed over the Company's intangible assets during the year

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ended December 30, 2021. The Company recorded $0.0 million and $0.2 million, respectively, in impairment charges related to intangible assets during the years ended December 30, 2021 and December 31, 2020. These losses have been included within “Depreciation expense” within the respective audited Consolidated Statements of Income given the immaterial nature of the activity. The Company has elected to capitalize extension costs on its intangible assets and thus capitalized the legal and professional costs incurred in conjunction with the 2019 ESA Amendments.
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
The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Only the portion of deferred income tax assets deemed more likely than not to be realized are considered within the calculation of the payable to the founding members under the TRA which is equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the basis difference for qualifying deferred income tax assets. Refer to Note 7—Income Taxes to the audited Consolidated Financial Statements for discussion of changes within the Company's valuation allowance on its deferred tax assets during the year ended December 30, 2021.
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
Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $15.0 million and $11.3 million in deferred financing costs as of December 30, 2021 and December 31, 2020, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.
The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 30, 2021	December 31, 2020
Beginning balance	$11.3	$12.9
Debt issuance costs	7.8	0.9
Amortization of debt issuance costs	(4.1)	(2.5)
Ending balance	$15.0	$11.3
Share-Based Compensation—During 2021 and 2020, the Company issued stock options, restricted stock and restricted stock units. Restricted stock and restricted stock units vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions. The Company recognizes share-based compensation net of an estimated forfeiture rate. Compensation expense of restricted stock and restricted stock units that vest upon the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock that is expected to vest and are only paid with respect to shares that actually vest.
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
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”). Under Accounting Standards Update 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”), a limited partnership is a variable interest entity unless a simple majority or lower threshold of all limited partners unrelated to the general partner have kick-out or participating rights. The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participating rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.  As such, the Company concluded that NCM LLC is a variable interest entity and determined that NCM, Inc. should consolidate the accounts of NCM LLC pursuant to ASU 2015-2 because 1) it has the power to direct the activities of NCM LLC in its role as managing member and 2) NCM, Inc. has the obligation to absorb losses of, or the right to receive benefits from, NCM LLC that could potentially be significant provided its 48.3% ownership in NCM LLC. Prior to the prospective adoption of ASU 2015-2 in the first quarter of 2016, the Company reached the same conclusion under previous guidance in ASC 810 to consolidate NCM LLC.
The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 30, 2021	December 31, 2020
Net loss attributable to NCM, Inc.	$(48.7)	$(65.4)
NCM LLC equity issued for purchase of intangible asset	6.8	5.0
Income tax and other impacts of NCM LLC ownership changes	1.7	(3.9)
NCM, Inc. investment in NCM LLC	(6.6)	—
Issuance of shares to founding members	6.6	—
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$(40.2)	$(64.3)
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment pre-show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Noovie ARcade, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
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
The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the products and services received. Revenue for advertising barter transactions is recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 30, 2021 and December 31, 2020 was $0.4 million and $0.6 million, respectively. Expense recorded from barter transactions for the years ended December 30, 2021 and December 31, 2020 was $0.7 million and $0.1 million, respectively. This expense is included within “Selling and marketing costs” on the audited Consolidated Statements of Income.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. Periodically, the Company will make a cash refund of the portion of the contract related to the undelivered impressions. Given the limited history of cash settlements of the make-good provision, the Company recognizes revenue on the guaranteed contracts as the impressions are delivered and no reserve for variable consideration is recorded. The Company defers the revenue associated with the make-good until the advertising airs to the theater attendance

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
specified in the advertising contract. The make-good provision is recorded within “Accrued expenses” on the audited Consolidated Balance Sheets. As of December 30, 2021 and December 31, 2020, the Company had a make-good provision of $2.4 million and $7.1 million, respectively.
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
The Company does not have any contracts with terms in excess of one year that are noncancelable as of December 30, 2021. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, other of the Company’s contracts longer than one year that are cancelable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the years ended December 30, 2021 and December 31, 2020:

	Years ended
	December 30, 2021	December 31, 2020
National and regional advertising revenue	$85.7	$66.7
Local advertising revenue	17.8	17.5
Founding member advertising revenue from beverage concessionaire agreements	11.1	6.2
Total revenue	$114.6	$90.4
Deferred Revenue and Unbilled Accounts Receivable
The changes in deferred revenue for the year ended December 30, 2021 were as follows (in millions):

	Years ended
	December 30, 2021	December 31, 2020
Balance at beginning of year	$(5.1)	$(7.6)
Performance obligations satisfied	2.0	7.6
New contract liabilities	(9.5)	(5.1)
Balance at end of year	$(12.6)	$(5.1)
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 30, 2021 and December 31, 2020, the Company had $4.4 million and $2.5 million, respectively, in unbilled accounts receivable, included within the accounts receivable balance.
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
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the year ended December 30, 2021 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 30, 2021		December 31, 2020
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period (1)	$0.2	$2.1	$1.1	$1.9
Provision for bad debt	0.1	—	(0.9)	1.2
Write-offs, net	—	(0.7)	—	(1.0)
Balance at end of period	$0.3	$1.4	$0.2	$2.1

(1)Upon the adoption of ASU 2016-13 on December 27, 2019, the Company recorded a $3.2 million cumulative-effect adjustment to the allowance for doubtful accounts and retained earnings related to the change in methodology surrounding the historical losses utilized in the calculation of the allowance for credit losses related to trade and unbilled accounts receivable reducing the allowance to $3.0 million as of the adoption date from $6.2 million.

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

	Years Ended
	December 30, 2021	December 31, 2020
Net loss attributable to NCM, Inc. (in millions)	$(48.7)	$(65.4)
Weighted average shares outstanding:
Basic	79,867,332	77,955,675
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	—
Diluted	79,867,332	77,955,675
Loss per NCM, Inc. share:
Basic	$(0.61)	$(0.84)
Diluted	$(0.61)	$(0.84)
The effect of the 85,748,080 and 83,903,921 exchangeable NCM LLC common membership units held by the founding members for the years ended December 30, 2021 and December 31, 2020, respectively, was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive in these periods. In addition, there were 4,646,960 and 5,193,200, stock options and non-vested (restricted) shares for the years ended December 30, 2021 and December 31, 2020, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4.	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 30, 2021	December 31, 2020
Equipment, computer hardware and software	$76.9	$94.0
Leasehold improvements	2.9	2.9
Less: Accumulated depreciation	(59.9)	(77.7)
Subtotal	19.9	19.2
Construction in progress	1.4	8.3
Total property and equipment	$21.3	$27.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INTANGIBLE ASSETS
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
The Company determined that recent adverse changes in macroeconomic trends constituted a triggering event for certain of its intangible assets under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets during the fourth quarter of 2021. In its impairment analysis, management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including potential adverse impacts to certain NCM LLC’s founding members’ financial liquidity. The estimated future cash flows from the ESAs calculated within the probability-weighted analyses were in excess of the net book value of these intangible assets and no impairment charges were recorded in 2021. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, including potential adverse impacts to NCM LLC’s founding members’ and affiliates’ financial liquidity, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
The following is a summary of the Company’s intangible asset’s activity (in millions) during December 30, 2021 and December 31, 2020:

	As of December 31, 2020	Additions (1)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 30, 2021
Gross carrying amount	$850.8	$4.8	$(2.1)	$—	$(1.6)	$851.9
Accumulated amortization	(223.0)	—	2.1	(24.7)	—	(245.6)
Total intangible assets, net	$627.8	$4.8	$—	$(24.7)	$(1.6)	$606.3

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 26, 2019	Additions (3)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 31, 2020
Gross carrying amount	$842.6	$10.5	$(0.9)	$—	$(1.4)	$850.8
Accumulated amortization	(198.9)	—	0.5	(24.6)	—	(223.0)
Total intangible assets, net	$643.7	$10.5	$(0.4)	$(24.6)	$(1.4)	$627.8

(1)During the first quarter of 2021, NCM LLC issued 3,047,582 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2020 fiscal year and NCM LLC recorded a net intangible asset of $4.8 million during the first quarter of 2021 as a result of the Common Unit Adjustment.
(2)Carmike theaters had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC. As a result, AMC will make integration and other encumbered theater payments over the remaining term of those agreements.  During the years ended December 30, 2021 and December 31, 2020, NCM LLC recorded a reduction to net intangible assets of $1.6 million and $1.4 million, respectively, related to integration and other encumbered theater payments due from AMC. During the year ended December 30, 2021 and December 31, 2020, AMC paid a total of $0.5 million and $9.8 million, respectively, related to integration and other encumbered theater payments.
(3)During the first quarter of 2020, NCM LLC issued 3,022,959 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2019 fiscal year and NCM LLC recorded a net intangible asset of $10.5 million during the first quarter of 2020 as a result of the Common Unit Adjustment.
As of December 30, 2021 and December 31, 2020, the Company’s intangible assets related to the founding members, net of accumulated amortization, was $589.6 million and $608.1 million, respectively, with weighted average remaining lives of 17.4 years and 18.3 years, respectively.
As of December 30, 2021 and December 31, 2020, the Company’s intangible assets related to the network affiliates, net of accumulated amortization, was $16.7 million and $19.7 million, respectively, with weighted average remaining lives of 8.5 years and 8.2 years, respectively.
The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2022	$24.2
2023	23.8
2024	23.8
2025	23.8
2026	23.8

6.	ACCRUED EXPENSES
The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 30, 2021	December 31, 2020
Make-good reserve	$2.4	$7.1
Accrued interest	12.2	10.0
Other accrued expenses	1.2	1.9
Total accrued expenses	$15.8	$19.0

7.	INCOME TAXES

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2018 through 2020 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2017 through 2020 are eligible for examination by various state revenue services.
Tax Receivable Agreement—On the IPO date, NCM, Inc. and the founding members entered into a TRA. Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below.  For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. For the 2020 tax year, the Company paid the founding members $0.0 million in the year ended December 30, 2021 and expects to pay an additional $0.0 million in the first quarter of 2022. The Company paid the founding members $0.9 million in the year ended December 30, 2021 and $12.8 million in the year ended December 31, 2020 for the 2019 tax year.
NCM, Inc. recorded a long-term payable to the founding members related to the TRA. The Company recorded reductions of $16.1 million and $152.7 million to the ‘Payable to founding members under the tax receivable agreement’ during the years ended December 30, 2021 and December 31, 2020, respectively. These reductions were primarily related to the portion of the payable related to 90% of the amortization of the expected benefits from the realization of the deferred tax assets deemed not more-likely-than-not to be realized as of December 30, 2021 and December 31, 2020, as further discussed below. The reductions to the payable to founding members under the tax receivable agreement were recorded as a gain within “Non-operating income” within the Consolidated Statements of Income.
Provision for Income Taxes—The Company has provided total income taxes, as follows (in millions)

	Years Ended
	December 30, 2021	December 31, 2020
Current:
Federal	$—	$(0.1)
State	—	(0.1)
Total current income tax (benefit)/expense	—	(0.2)
Deferred:
Federal	—	131.8
State	—	30.6
Total deferred income tax expense	—	162.4
Total income tax provision on Consolidated Statements of Income	$—	$162.2
A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of December 30, 2021 and December 31, 2020 was (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended
	December 30, 2021	December 31, 2020
Provision calculated at federal statutory income tax rate:
Income before income taxes	$(24.9)	$7.5
Less: Noncontrolling interests	14.6	12.8
Income attributable to NCM, Inc.	(10.3)	20.3
Current year change to enacted federal and state rate	—	(1.4)
State and local income taxes, net of federal benefit	(1.8)	3.5
NCM LLC income taxes	—	(0.2)
Share-based compensation	1.1	0.5
Change in the valuation allowance (1)	10.3	139.0
NCM LLC membership unit issuance to NCM, Inc.	0.2	0.3
Executive compensation	0.4	0.6
Other	—	(0.4)
Total income tax provision	$—	$162.2

(1)Refer to the discussion of changes to the valuation allowance during the year ended December 30, 2021 within the Deferred Tax Assets table below.
Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 30, 2021	December 31, 2020
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$138.5	$156.0
Share-based compensation	1.1	2.2
Net operating losses	74.2	52.1
Accrued bonus	0.2	—
Business interest expense limitation	8.3	—
Other	1.5	1.7
Total gross deferred tax assets	223.8	212.0
Valuation allowance (1)	(223.8)	(212.0)
Total deferred tax assets, net of valuation allowance	$—	$—

(1)The Company recognized a deferred tax asset in the amount of $138.5 million and $156.0 million as of 2021 and 2020, respectively, associated with the basis difference in our investment in NCM LLC. The Company evaluated its deferred tax assets as of December 30, 2021 and December 31, 20201 and considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2021 and 2020, the effect of which is expected to continue into 2022. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets and the Company increased the valuation allowance against certain deferred tax assets, generating $10.3 million and $139.0 million of additional income tax expense in the years ended December 31, 2021 and December 31, 2020, respectively. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to founding members under the tax receivable agreement which would increase to reflect future payments to the founding members at that time. Once the valuation allowance is reversed, the payable to founding members under the tax receivable agreement would be increased to reflect expected future payments to the founding members at that time.
Carryforwards—As of December 30, 2021, the Company had gross federal net operating loss carryforwards of approximately $297.3 million, of which $47.0 million will expire between 2034 through 2037 and $250.3 million will be

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carried forward indefinitely. As of December 30, 2021, the Company had gross state net operating loss carryforwards of approximately $229.6 million, of which $153.1 million will expire between 2022 and 2041 and $76.5 million will be carried forward indefinitely. As of December 30, 2021, the Company had gross capital loss carryforwards of approximately $0.1 million, which will expire in 2024. As of December 30, 2021, the Company had gross federal and state research and experimentation tax credit carryforwards of approximately $1.7 million, which expire at various dates between 2030 and 2040.

8.	EQUITY
As of December 30, 2021, the Company has authorized capital stock of 175,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.  There were no shares of preferred stock issued or outstanding as of December 30, 2021. There were 80,626,889 shares of common stock issued and outstanding as of December 30, 2021.
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
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC as of December 30, 2021, AMC is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, receive TRA payments, receive theater access fee payments, and make payments under the beverage concessionaire agreements, among other things. Further, AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC.
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
Following is a summary of the related party transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Consolidated Statements of Income:	December 30, 2021	December 31, 2020
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$8.8	$4.9
Operating expenses:
Theater access fee and revenue share to founding members (2)	$34.3	$16.0
Selling and marketing costs (3)	$0.1	$0.1
Advertising operating costs (3)	$0.1	$0.6

(1)For the full years ended December 30, 2021 and December 31, 2020, Regal and Cinemark purchased 60 seconds of on-screen advertising time (all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.
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

	As of
Included in the Consolidated Balance Sheets:	December 30, 2021	December 31, 2020
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (1)	$589.6	$608.1
Current payable to founding members under the TRA (2)	$—	$0.6
Long-term payable to founding members under the TRA (2)	$11.9	$23.7
Accounts payable (3)	$—	$0.6

(1)Refer to Note 5—Intangible Assets for further information on common unit adjustments and integration payments.
(2)The Company paid Cinemark and Regal an additional $0.2 million and $0.4 million, respectively, in payments pursuant to the TRA during 2021 which was for the 2019 tax year. The Company paid Cinemark and Regal $3.2 million and $5.8 million, respectively, in payments pursuant to the TRA during 2020 which was for the 2019 tax year.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears.  Mandatory distributions for the years ended December 30, 2021 and December 31, 2020 are as shown within the table below (in millions).

	Years Ended
	December 30, 2021	December 31, 2020
Cinemark	$—	$2.1
Regal	—	2.2
Total founding members	—	4.3
NCM, Inc.	—	4.1
Total	$—	$8.4
The mandatory distributions in the table above related to the first quarter of 2020 and were paid in the second quarter of 2020. Due to the adverse impacts of the COVID-19 Pandemic on the Company’s operations, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the year ended December 30, 2021 were calculated as negative $93.7 million (including negative $24.3 million for Cinemark, negative $24.2 million for Regal and negative $45.2 million for NCM, Inc.) and calculated as negative $85.2 million (including negative $21.6 million for Cinemark, negative $22.4 million for Regal and negative $41.2 million for NCM, Inc.) for the year ended December 31, 2020. Under the terms of the NCM LLC Operating Agreement, these negative amounts will be netted against future positive available cash distributions after the Extended Covenant Waiver Holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Second Amendment defined within Note 10—Borrowings and the Credit Agreement Third Amendment defined within Note 16—Subsequent Events and in accordance with the NCM LLC Operating Agreement.
Amounts due to founding members, net as of December 30, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$5.1	$6.3	$11.4
Cost and other reimbursement	—	—	—
Total amounts due to founding members, net	$5.1	$6.3	$11.4
Amounts due to founding members, net as of December 31, 2020 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$0.6	$0.9	$1.5
Cost and other reimbursement	(0.1)	(0.1)	(0.2)
Total amounts due to founding members, net	$0.5	$0.8	$1.3

 Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date.
Network Affiliate Transactions—NCM LLC paid a network affiliate owned by a family member of a former director on the Company's Board of Directors $0.4 million in circuit share payments during the year ended December 31, 2020.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. NCM LLC’s investment in AC JV, LLC was $0.7 million and $0.7 million as of December 30, 2021 and December 31, 2020, respectively.  NCM LLC recorded equity in (losses) earnings for AC JV, LLC of $0.0 million and $(0.2) million during the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
years ended December 30, 2021 and December 31, 2020, respectively, which are included in “Other non-operating income” in the audited Consolidated Statements of Income.

10.	BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of December 30, 2021 and December 31, 2020 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 30, 2021	December 31, 2020	Maturity Date	Interest Rate
Revolving credit facility	$167.0	$167.0	June 20, 2023	(1)
Term loans - first tranche	261.2	263.3	June 20, 2025	(1)
Term loans - second tranche	49.8	—	December 20, 2024	(1)
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,108.0	1,060.3
Less: Debt issuance costs and discounts related to term loans and senior notes	(10.5)	(8.0)
Total borrowings, net	1,097.5	1,052.3
Less: current portion of debt	(3.2)	(2.7)
Carrying value of long-term debt	$1,094.3	$1,049.6

(1)The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of December 30, 2021, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $261.2 million term loan (first tranche) and a $49.8 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On April 30, 2020, NCM LLC amended the Credit Agreement to allow for the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021. The credit agreement amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its revolving credit facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (Cinemark, Regal and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the revolving credit facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s consolidated net senior secured leverage ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.9 million as debt issuance costs and $0.8 million within “Loss on modification and retirement of debt, net”. NCM LLC entered into an additional amendment to its Credit Agreement on January 5, 2022 which further extends the restrictions on available cash distributions established within the Credit Agreement Amendment. Refer to Note 16—Subsequent Events for more details.
Revolving Credit Facility—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of December 30, 2021, NCM LLC’s total availability under the $175.0 million revolving credit facility was $6.8 million, net of $167.0 million outstanding and $1.2 million letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 30, 2021 was 4.50%. On January 5, 2022, NCM LLC entered into the New Revolving Credit Agreement which provided for $50.0 million in new secured revolving loans. Refer to Note 16—Subsequent Events for more details.
Term Loans—The interest rate on the term loans is a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The weighted-average interest rate on the term loans as of December 30, 2021 was 5.64%. The term loan amortizes at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of December 30, 2021, NCM LLC has paid a principal of $8.8 million, reducing the outstanding balance to $261.2 million. The term loan will mature on June 20, 2025.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including (i) a consolidated net total leverage ratio covenant of 6.25 times for each for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility. In addition, NCM LLC is permitted to make quarterly dividend payments and other restricted payments with its available cash as long as NCM LLC's consolidated net senior secured leverage ratio (after giving effect to any such payment) is below 5.50 times and no default or event of has occurred and continues to occur under the senior secured credit facility. As of December 30, 2021, NCM LLC was in compliance with the requirements of the Credit Agreement Amendment described above and the noncompliance with the financial covenants was automatically waived. Refer to Note 16—Subsequent Events for details of the extension of the restrictions on available cash distributions and amended leverage ratios established within the Credit Agreement Third Amendment.
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
The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. NCM LLC was in compliance with these non-maintenance covenants as of December 30, 2021.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Future Maturities of Borrowings – The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2026 and Notes due 2028 as of December 30, 2021 are as follows (in millions):

Year	Amount
2022	$—
2023	167.0
2024	49.8
2025	261.2
2026	230.0
Thereafter	400.0
Total	$1,108.0

11.	SHARE-BASED COMPENSATION
The NCM, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was approved by NCM, Inc.'s stockholders on April 28, 2020 and approved 7,500,000 additional shares of common stock available for issuance or delivery under the 2020 Plan. The Company began issuing shares under the 2020 Plan in the second quarter of 2020. The 2020 Plan replaced NCM, Inc.’s 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2007 Equity Incentive Plan (the “2007 Plan”). The 2020 Plan also includes 2,388,302 shares related to the number of shares reserved for issuance under the 2016 Plan that remained available for grant as of the effective date of the 2020 Plan and the number of shares subject to awards granted under the 2007 Plan as of the effective date of the 2020 Plan, which can become available for grant again upon expiration, termination, cancellation or forfeiture of the original award. As of December 30, 2021, 5,800,426 shares remain available for future grants (assuming 100% achievement of targets on performance-based restricted stock). The types of awards that may be granted under the 2020 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2016 Plan and 2020 Plan. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.
Compensation Cost—The Company recognized $8.1 million and $2.2 million for the years ended December 30, 2021 and December 31, 2020, respectively, of share-based compensation expense within “Network costs”, “Selling and marketing costs” and “Administrative and other costs” in the Consolidated Statements of Income as shown in the table below (in

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
millions):

	Years Ended
	December 30, 2021	December 31, 2020
Share-based compensation costs included in network costs	$0.6	$0.2
Share-based compensation costs included in selling and marketing costs	1.8	0.8
Share-based compensation costs included in administrative and other costs	5.7	1.2
Total share-based compensation costs	$8.1	$2.2
During the years ended December 30, 2021 and December 31, 2020, $0.3 million and $0.2 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor.  The income tax benefit recognized in the income statement for share-based compensation was approximately $0.0 million and $0.3 million for the years ended December 30, 2021 and December 31, 2020, respectively. As of December 30, 2021, there was $0.6 million unrecognized compensation cost related to unvested options, which will be recognized over a remaining period of 2.1 years. As of December 30, 2021, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $5.3 million, which will be recognized over a weighted average remaining period of 1.7 years.
Stock Options—The Company granted stock options during 2019, 2020 and 2021, after not granting options since 2012. Stock options awarded in 2021 and 2020 were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. The stock options awarded in 2019 contained a market condition as the options were granted with an exercise price in excess of the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. All options have either 10-year or 15-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was developed based on historical and peer company data and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted during 2019 was adjusted to include the Company's cost of equity in order to incorporate the impact of the option's market condition and simulate a lattice model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the year ended December 30, 2021 and December 31, 2020:

	Years Ended
	December 30, 2021	December 31, 2020
Expected term (in years)	6.0	6.0
Risk free interest rate	0.9%	0.3%
Expected volatility	62.9%	53.9%
Dividend yield	5.1%	10.3%

A summary of option award activity under the 2007, 2016 and 2020 Plans as of December 30, 2021, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2020	2,522,322	$11.63	4.3	$—
Granted	326,084	$3.32		$—
Forfeited	(18,611)	$13.60		$—
Expired	(1,183,940)	$17.20		$—
Outstanding as of December 30, 2021	1,645,855	$5.96	7.5	$—
Exercisable as of December 30, 2021	769,300	$7.91	6.2	$—
Vested and expected to vest as of December 30, 2021	1,625,062	$5.99	7.5	$—
Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
performance targets. As such restrictions lapse, the award vests in that proportion. The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period.  Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. As of December 30, 2021 and December 31, 2020, accrued dividend equivalents totaled $0.7 million and $0.7 million, respectively and during the years ended December 30, 2021 and December 31, 2020, the Company paid $1.0 million and $0.8 million, respectively, for dividend equivalents upon vesting of the restricted stock and restricted stock units. The Company has issued time-based restricted stock and restricted stock units to its employees which generally vest over a three-year period with one-third vesting on each anniversary of the date of grant and performance-based restricted stock and restricted stock units which vest following a three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Certain other vesting periods have also been used. The Company also grants restricted stock units to its non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $3.82 and $4.13 for the years ended December 30, 2021 and December 31, 2020, respectively.  The total fair value of awards vested was $7.1 million and $5.8 million during the years ended December 30, 2021 and December 31, 2020, respectively.
A summary of restricted stock award and restricted stock unit activity as of December 30, 2021, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 31, 2020	2,670,878	$5.18
Granted	2,486,132	$3.82
Vested (1)	(1,641,163)	$4.28
Forfeited	(514,742)	$4.63
Non-vested balance as of December 30, 2021	3,001,105	$4.64

(1)Includes 469,727 vested shares that were withheld to cover tax obligations and were subsequently canceled.
The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable. As of December 30, 2021, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 2,994,233 shares.

12.	EMPLOYEE BENEFIT PLANS
The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.0 million and $0.5 million during the years ended December 30, 2021 and December 31, 2020, respectively. In response to the COVID-19 Pandemic, the Company temporarily suspended its match of a portion of employees 401(k) contributions effective April 2020 through December 30, 2021.

13.	COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.
Operating Commitments-Facilities—The Company adopted Accounting Standards Update 2016-2 and subsequent amendments, Leases (Topic 842) (together “ASC 842”) effective December 28, 2018. The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $18.8 million and short-term and long-term lease liabilities of $2.1 million and $20.4 million, respectively, on the balance sheet as of December 30, 2021 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the audited Consolidated Balance Sheets. The

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of December 30, 2021, the Company had a weighted average remaining lease term of 8.2 years on these leases.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the twelve months ended December 30, 2021 and December 31, 2020, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the audited Consolidated Statements of Income depending upon the nature of the use of the facility.

	Years ended
	December 30, 2021	December 31, 2020
Operating lease cost	$3.6	$3.5
Variable lease cost	0.5	0.5
Total lease cost	$4.1	$4.0
The Company made lease payments for the year ended December 30, 2021 and December 31, 2020 of $3.7 million and $3.7 million, respectively. These payments are included within cash flows from operating activities within the audited Consolidated Statement of Cash Flows. The minimum lease payments under noncancellable operating leases as of December 30, 2021 were as follows (in millions):

Year	Minimum Lease Payments
2022	$3.8
2023	3.8
2024	3.8
2025	3.7
2026	3.6
Thereafter	11.5
Total	30.2
Less: Imputed interest on future lease payments	(7.7)
Total lease liability as of December 30, 2021 per the Consolidated Balance Sheet	$22.5
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of December 30, 2021, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.22%.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years, with the next increase taking effect in fiscal year 2022. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 30, 2021 and December 31, 2020, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at (i) $0.025 per patron on November 1, 2019, (ii) $0.0375 per patron beginning on November 1, 2020, (iii) $0.05 per patron beginning on November 1, 2021, (iv) $0.052 per patron beginning on November 1, 2022 and (v) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® pre-show in the trailer position directly prior to the one or two trailers preceding the feature film. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. As such, the Company did not and will not owe these fees for the period of time the founding members' theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced if attendance remains lower than historical levels. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees were or will be incurred for the period of time the founding member's theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced for months where screens are in use for only part of the month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 30, 2021, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $126.3 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to twenty years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 30, 2021 and December 31, 2020 the Company paid $0.2 million and $0.0 million, respectively, related to these minimum guarantees. As of December 30, 2021 and December 31, 2020, the Company had $0.4 million and $0.0 million in liabilities recorded for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Other investments consisted of the following (in millions):

	As of
	December 30, 2021	December 31, 2020
Investment in AC JV, LLC (1)	$0.7	$0.7
Other investments (2)	0.1	0.1
Total	$0.8	$0.8

(1)Refer to Note 9—Related Party Transactions.
(2)The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.
As of December 30, 2021, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facility is considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term Loans - first tranche	$261.2	$236.4	$263.3	$217.2
Term Loans - second tranche	$49.8	$48.1	$—	$—
Senior Notes due 2028	$400.0	$357.0	$400.0	$337.5
Senior Notes due 2026	$230.0	$179.4	$230.0	$160.7

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
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$37.1	$37.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$38.4	$37.1	$1.3	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$52.8	$52.8	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.2	—	1.2	—
Total assets	$54.3	$52.8	$1.5	$—

(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Original cost of short term marketable securities is based on the specific identification method. As of December 30, 2021, there was $1.0 million of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of December 30, 2021 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 30, 2021 and December 31, 2020 are as follows:

	As of December 30, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.9
Total short-term marketable securities	0.3	0.3
Long-term certificates of deposit	1.0	1.0	2.0
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3

	As of December 31, 2020
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.6
Total short-term marketable securities	0.3	0.3
Long-term certificates of deposit	1.3	1.2	2.8
Total long-term marketable securities	1.3	1.2
Total marketable securities	$1.6	$1.5

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

15.	VALUATION AND QUALIFYING ACCOUNTS
The Company’s allowance for doubtful accounts and the valuation allowance on deferred tax assets for the years ended December 30, 2021 and December 31, 2020 were as follows (in millions):

	Years Ended
	December 30, 2021	December 31, 2020
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Balance at beginning of period	$2.3	$6.2
Adjustment upon adoption of ASU 2016-13 (1)	—	(3.2)
Provision for bad debt	0.1	0.3
Write-offs, net	(0.7)	(1.0)
Balance at end of period	$1.7	$2.3

	Years Ended
	December 30, 2021	December 31, 2020
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$212.0	$81.6
Valuation allowance added (2)	11.8	130.4
Balance at end of period	$223.8	$212.0

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
(2)The increase within the valuation allowance during the years ended December 30, 2021 and December 31, 2020 relate to its deferred tax assets which the Company determined it is more-likely-than-not it will not be able to realize before they expire.

16.	SUBSEQUENT EVENTS
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 30, 2021, a waiver of the requirement to deliver an auditor’s opinion for such financial statements without a “going concern” or like qualification or exception.
Also on January 5, 2022, NCM LLC also entered into the New Revolving Credit Agreement among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The New Revolving Credit Agreement provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The New Revolving Credit Agreement provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the New Revolving Credit Agreement at any time before maturity. The New Revolving Credit Agreement also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In the third quarter of 2021, conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern as the Company did not expect to meet certain of its financial covenants within one year following the date of issuance. As a result of the additional funding received and the extension of the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring through and including the quarter ending December 29, 2022, and the amendment of the related ratios for compliance occurring through and including the quarter ending June 29, 2023 discussed above, substantial doubt about the Company's ability to continue as a going concern no longer exists.
On March 3, 2022, the Company declared a cash dividend of $0.05 per share (approximately $4.0 million) on each share of the Company’s common stock (not including outstanding restricted stock and restricted stock units which will accrue dividends until the shares vest) to stockholders of record on March 17, 2022 to be paid on March 31, 2022.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.
Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 30, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of December 30, 2021 was effective.
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
Attestation Report of the Registered Public Accounting Firm. The effectiveness of our internal control over financial reporting as of December 30, 2021 has been attested by the Company’s registered independent public accounting firm, Deloitte & Touche LLP, as stated in its report, which appears herein.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
National CineMedia, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of National CineMedia, Inc. and subsidiary (the “Company”) as of December 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2021, of the Company and our report dated March 3, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Denver, Colorado
March 3, 2022

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors is incorporated herein by reference from the Company's 2022 Proxy Statement under the heading “Proposal 1- Election of Directors.”
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
(a) (1) and (a) (2) Financial statements and financial statement schedules
Refer to Index to Financial Statements on page 55.
(b)  Exhibits
Refer to Exhibit Index, beginning on page 92.
(c)  Financial Statement Schedules
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
3.1		Second Amended and Restated Certificate of Incorporation.	8-K	001-33296	3.1	7/6/2018

3.2		The Bylaws, as amended August 1, 2019.	10-Q	001-33296	3.1	11/4/2019

4.1		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	8/19/2016

4.2		Form of 5.750% Senior Unsecured Notes due 2026 (included in Exhibit 4.1).	8-K	001-33296	4.1	8/19/2016

4.3		Indenture, dated as of October 8, 2019, by and between NCM LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	10/8/2019

4.4		Form of 5.875% Senior Secured Notes due 2028 (included in Exhibit 4.3).	8-K	001-33296	4.1	10/8/2019

4.5		Description of the Registrant's Securities	10-K	001-33296	4.5	2/20/2020

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	2/16/2007

10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	10-Q	001-33296	10.1.1	8/7/2009

10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	8/10/2010

10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	8-K	001-33296	10.1.3	9/9/2013

10.1.4		Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.	10-K	001-33296	10.1.4	2/21/2019

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.2.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.3	3/15/2017

10.3.2		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.2	9/17/2019

10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.4.4	2/21/2014

10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	3/15/2017

10.4.2		Second Amendment to the Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	9/17/2019

10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.7		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.8		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.1	2/16/2007

10.9		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.10		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.11		Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	6/25/2018

10.11.1		Amendment No. 1 to the Credit Agreement, dated as of April 30, 2020, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	5/5/2020

10.11.2		Amendment No. 2 to the Credit Agreement, dated as of March 8, 2021, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33296	10.1	3/8/2021

10.11.3		Amendment No. 3 to the Credit Agreement, dated as of January 5, 2022, by and among National CineMedia, LLC, each lender party thereto, and JP Morgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	1/6/2022

10.12		Revolving Credit Agreement, dated as of January 5, 2022, by and among National CineMedia, LLC, each lender party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.	8-K	001-33296	10.2	1/6/2022

10.13		Letter agreement, dated June 1, 2018, between National CineMedia, Inc. and Standard General L.P.	8-K	001-33296	10.1	6/1/2018

10.14		Employment Agreement dated as of August 1, 2019, by and between National CineMedia, Inc. and Thomas F. Lesinski. +	10-Q	001-33296	10.3	11/4/2019

10.15		Employment Agreement dated as of May 8, 2015, by and among National CineMedia, Inc., National CineMedia LLC and Clifford E. Marks. +	10-Q	001-33296	10.1	5/12/2015

10.16		Transition, Separation and Release of Claims Agreement, dated June 9, 2021, by and between National CineMedia, Inc. and Clifford E. Marks.	8-K	001-33296	10.1	6/10/2021

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.16.1		Consulting Agreement, dated June 9 , 2021, by and between National CineMedia, Inc. and CMarksCo, LLC (included in Exhibit 10.1).	8-K	001-33296	10.2	6/10/2021

10.17		Amended and Restated Employment Agreement, dated June 9, 2021, by and between National CineMedia, Inc. and Scott Felenstein.	8-K	001-33296	10.3	6/10/2021

10.18		Employment Agreement dated August 25, 2021 between National CineMedia, Inc. and Ronnie Y. Ng.	8-K	001-33296	10.1	9/27/2021

10.19		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.20		Form of Indemnification Agreement (August 2018)+	10-Q	001-33296	10.3	8/7/2018

10.21		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.22		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.23		National CineMedia, Inc. 2020 Omnibus Incentive Plan.+	8-K	001-33296	10.2	5/1/2020

10.24		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.24.1		Form of 2019 Stock Option Agreement. +	10-Q	001-33296	10.4	11/4/2019

10.24.2		Form of 2020 Stock Option Agreement. +	10-Q	001-33296	10.5	8/3/2020

10.25		Form of 2019 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.28.9	2/21/2019

10.25.1		Form of 2019 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.28.10	2/21/2019

10.25.2		Form of 2020 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.26.8	2/20/2020

10.25.3		Form of 2020 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.26.9	2/20/2020

10.25.4		Form of 2020 Restricted Stock Unit Agreement (Time Based). +	10-Q	001-33296	10.6	8/3/2020

10.25.6		Form of 2020 Restricted Stock Unit Agreement (Performance Based). +	10-Q	001-33296	10.1	11/2/2020

10.26		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

10.26.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	S-8	001-33296	4.4	4/29/2016

10.26.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	10-K	001-33296	10.27.2	2/24/2017

10.26.3		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2020 Omnibus Incentive Plan - Director	10-Q	001-33296	10.7	8/3/2020

10.27		First Modification to the National CineMedia, Inc. 2016 Equity Incentive Plan 2018 Restricted Stock Agreement dated February 28, 2021.	8-K	001-33296	10.1	3/4/2021

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.27.1		First Modification to the National CineMedia, Inc. 2016 Equity Incentive Plan 2019 Restricted Stock Agreement dated March 2, 2021.	8-K	001-33296	10.2	3/4/2021

10.27.2		First Modification to the National CineMedia, Inc. 2016 Equity Incentive Plan 2020 Restricted Stock Agreement dated March 2, 2021.	8-K	001-33296	10.3	3/4/2021

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer and Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     Filed herewith.
**     Furnished herewith.
+     Management contract.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	March 3, 2022	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2022.

	Signature	Title

	/s/ Thomas F. Lesinski	Chief Executive Officer
	Thomas F. Lesinski	(Principal Executive Officer)

	/s/ Ronnie Ng	Chief Financial Officer
	Ronnie Ng	(Principal Financial and Accounting Officer)

	*	Chairman
Mark B. Segall

	*	Director
David E. Glazek

	*	Director
Lawrence A. Goodman

	*	Director
Kurt C. Hall

	*	Director
Juliana F. Hill

	*	Director
Mark Zoradi

	*	Director
Donna Reisman

	*	Director
Renana Teperberg

*By:	/s/ Maria Woods	Attorney-in-fact
Maria Woods