Form 10-Q
period 2022-03-31
National CineMedia, Inc.
filed 2022-05-09
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 4, 2022, 81,754,381 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	March 31, 2022	December 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113.8	$101.2
Short-term marketable securities	0.3	0.3
Receivables, net of allowance of $1.4 and $1.7, respectively	43.0	53.0
Other current assets and prepaid expenses	6.7	3.9
Total current assets	163.8	158.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $56.2 and $59.9, respectively	14.2	21.3
Intangible assets, net of accumulated amortization of $251.7 and $245.6, respectively	610.7	606.3
Deferred tax assets, net of valuation allowance of $225.5 and $223.8, respectively	—	—
Other investments	0.8	0.8
Long-term marketable securities	1.0	1.0
Debt issuance costs, net	7.9	4.5
Other assets	23.2	25.1
Total non-current assets	657.8	659.0
TOTAL ASSETS	$821.6	$817.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$11.2	$11.8
Accrued expenses	13.0	13.4
Accrued payroll and related expenses	5.1	7.9
Accounts payable	13.1	16.3
Deferred revenue	9.8	15.0
Short-term debt	3.2	3.2
Other current liabilities	2.3	2.2
Total current liabilities	57.7	69.8
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $9.9 and $10.5, respectively	1,143.3	1,094.3
Payable to founding members under tax receivable agreement (including payables to related parties of $11.9 and $11.9, respectively)	22.2	16.4
Other liabilities	19.8	20.4
Total non-current liabilities	1,185.3	1,131.1
Total liabilities	1,243.0	1,200.9
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 175,000,000 shares authorized, 81,403,872 and 80,626,889 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(191.5)	(195.5)
Retained earnings (distributions in excess of earnings)	(361.4)	(332.0)
Total NCM, Inc. stockholders’ equity/(deficit)	(552.1)	(526.7)
Noncontrolling interests	130.7	143.2
Total equity/(deficit)	(421.4)	(383.5)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$821.6	$817.4
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended
	March 31, 2022	April 1, 2021
REVENUE (including revenue from related parties of $2.8 and $0.4, respectively)	$35.9	$5.4
OPERATING EXPENSES:
Advertising operating costs	4.7	1.5
Network costs	2.0	1.8
Theater access fees and revenue share to founding members (including fees to related parties of $12.8 and $1.3, respectively)	17.9	3.1
Selling and marketing costs	10.2	7.7
Administrative and other costs	9.7	10.2
Impairment of long-lived assets	5.8	—
Depreciation expense	2.0	3.3
Amortization of intangibles recorded for network theater screen leases	6.1	6.1
Total	58.4	33.7
OPERATING LOSS	(22.5)	(28.3)
NON-OPERATING EXPENSES (INCOME):
Interest on borrowings	17.2	14.7
Loss on modification and retirement of debt, net	—	0.4
Loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	6.4	(1.5)
Other non-operating expense (income)	(0.1)	0.1
Total	23.5	13.7
LOSS BEFORE INCOME TAXES	(46.0)	(42.0)
Income tax expense	—	—
CONSOLIDATED NET LOSS	(46.0)	(42.0)
Less: Net loss attributable to noncontrolling interests	(20.8)	(22.6)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(25.2)	$(19.4)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(25.2)	$(19.4)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.31)	$(0.25)
Diluted	$(0.31)	$(0.25)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,040,652	78,481,355
Diluted	81,040,652	78,481,355
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Three Months Ended
	March 31, 2022	April 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(46.0)	$(42.0)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation expense	2.0	3.3
Amortization of intangibles recorded for network theater screen leases	6.1	6.1
Non-cash share-based compensation	1.4	2.7
Impairment of long-lived assets	5.8	—
Amortization of debt issuance costs	2.2	0.7
Loss on modification and retirement of debt, net	—	0.4
Non-cash loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	6.4	(1.5)
Other	(0.1)	—
Founding member integration and other encumbered theater payments	1.2	—
Payment to the founding members under tax receivable agreement (including payments to related parties of $0.0 and $0.6, respectively)	—	(0.9)
Other cash flows from operating activities	(0.2)	0.1
Changes in operating assets and liabilities:
Receivables, net	10.0	8.8
Accounts payable and accrued expenses	(4.1)	(0.2)
Amounts due to/from founding members, net	(1.6)	(1.1)
Deferred revenue	(5.2)	(0.2)
Other, net	(1.5)	(1.2)
Net cash used in operating activities	(23.6)	(25.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(0.7)	(2.0)
Net cash used in investing activities	(0.7)	(2.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(4.5)	(4.8)
Issuance of revolving credit facility	50.0	—
Issuance of term loans	—	50.0
Repayment of term loan facility	(1.6)	(0.7)
Payment of debt issuance costs	(6.8)	(6.0)
Repurchase of stock for restricted stock tax withholding	(0.2)	(1.1)
Net cash provided by financing activities	36.9	37.4
CHANGE IN CASH AND CASH EQUIVALENTS:	12.6	10.4
Cash and cash equivalents at beginning of period	101.2	180.3
Cash and cash equivalents at end of period	$113.8	$190.7
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Three Months Ended
	March 31, 2022	April 1, 2021
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.4	$14.1
Purchase of subsidiary equity with NCM, Inc. equity	$—	$6.6
Increase in dividend equivalent accrual not requiring cash in the period	$0.1	$0.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$15.6	$10.9
Cash refunds for income taxes	$—	$(0.1)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.1	—	—	6.8	—	7.3
Income tax and other impacts of NCM LLC ownership changes	(0.1)	—	—	0.7	—	(0.8)
Issuance of shares	6.6	1,390,567	—	6.6	—	—
NCM LLC common membership redemption	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(42.0)	—	—	—	(19.4)	(22.6)
Share-based compensation issued	(1.1)	586,166	—	(1.1)	—	—
Share-based compensation expensed/capitalized	2.9	—	—	2.2	—	0.7
Cash dividends declared $0.05 per share	(4.5)	—	—	—	(4.5)	—
Balance—April 1, 2021	$(299.3)	80,017,551	$0.8	$(198.9)	$(290.3)	$189.1

Balance—December 30, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	0.6	—	—	(1.7)	—	2.3
Comprehensive loss, net of tax	(46.0)	—	—	—	(25.2)	(20.8)
Share-based compensation issued	(0.1)	776,983	—	(0.1)	—	—
Share-based compensation expensed/capitalized	1.4	—	—	0.9	—	0.5
Cash dividends declared $0.05 per share	(4.2)	—	—	—	(4.2)	—
Balance—March 31, 2022	$(421.4)	81,403,872	$0.8	$(191.5)	$(361.4)	$130.7
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM LLC is currently owned by NCM, Inc., Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”), Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”), and American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”). The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with the founding members and with certain third-party network affiliates, under long-term network affiliate agreements. As previously disclosed, the COVID-19 pandemic has had a significant impact on the world and the Company’s business as the United States’ government and other state and local governments issued restrictions on travel, public gatherings and other events and issued social distancing guidelines. These and subsequent developments are referred to as the “COVID-19 Pandemic.” All of the theaters within the Company’s network have been open and the release of major motion pictures has resumed since the third quarter of 2021 resulting in the highest theater attendance since the start of the COVID-19 Pandemic. Despite the increase in network attendance, in-theater advertising revenue for the year ended December 30, 2021 and the quarter ended March 31, 2022 remained below historical levels due to the lag between the recovery of attendees and advertisers.
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (weighted based upon pre-COVID-19 attendance levels) of approximately 17.5 years as of March 31, 2022. The network affiliate agreements expire at various dates between July 2022 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 15.2 years as of March 31, 2022 (weighted based upon pre-COVID-19 attendance levels).
As of March 31, 2022, NCM LLC had 171,733,112 common membership units outstanding, of which 81,403,872 (47.4%) were owned by NCM, Inc., 40,683,797 (23.7%) were owned by Regal, 43,690,797 (25.4%) were owned by Cinemark and 5,954,646 (3.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 30, 2021 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 30, 2021.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Significant Accounting Policies
The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 30, 2021 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes advertising through its on-screen cinema network, lobby network (LEN) and lobby promotions in theaters, and on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment. The Company has changed the classification of the make good provision, retrospectively, to now be included within “Deferred Revenue” on the unaudited Consolidated Balance Sheet rather than “Accrued Expenses” as of March 31, 2022.
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history, represent smaller receivable balances per customer and have higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.
The Company had one agency through which it sourced advertising revenue that accounted for 21.8% and 15.7% of the Company's gross outstanding receivable balance as of March 31, 2022 and December 30, 2021, respectively. During the three months ended March 31, 2022 and April 1, 2021, the Company had one customer that accounted for 11.4% and 14.0% of the Company's revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $5.8 million and $0.0 million related to the write-off of certain internally developed software during the three months ended March 31, 2022 and April 1, 2021, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On January 19, 2022, March 2, 2021 and February 28, 2021, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $0.2 million and $1.3 million for the three months ended March 31, 2022 and April 1, 2021, respectively. During the three months ended March 31, 2022 and April 1, 2021, 855,753 and 843,729, shares of restricted stock and restricted stock units vested, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation. The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 31, 2022	April 1, 2021
Net loss attributable to NCM, Inc.	$(25.2)	$(19.4)
NCM LLC equity issued for purchase of intangible asset	4.9	6.8
Income tax and other impacts of subsidiary ownership changes	(1.7)	0.7
NCM LLC common membership unit redemption	—	(6.6)
Issuance of shares to founding members	—	6.6
Change from net loss income attributable to NCM, Inc. and transfers from noncontrolling interests	$(22.0)	$(11.9)
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
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2022. The Company concluded the LIBOR transition did not have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
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
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the audience specified in the advertising contract or the make-good period expires. The make-good provision is recorded within deferred revenue in the unaudited Condensed Consolidated Balance Sheet.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of March 31, 2022. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national and regional, local and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with, and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three months ended March 31, 2022 and April 1, 2021 (in millions):

	Three Months Ended
	March 31, 2022	April 1, 2021
National advertising revenue	$26.3	$3.2
Local and regional advertising revenue	6.1	1.7
Founding member advertising revenue from beverage concessionaire agreements	3.5	0.5
Total revenue	$35.9	$5.4
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the three months ended March 31, 2022 that was included within the Deferred Revenue balance as of December 30, 2021 was $4.5 million. As of March 31, 2022 and December 30, 2021, the Company had $3.9 million and $4.4 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the three months ended March 31, 2022 and April 1, 2021, respectively, were as follows (in millions):

	Three Months Ended
	March 31, 2022		April 1, 2021
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$1.4	$0.2	$2.1
Provision for bad debt	—	0.1	—	(0.3)
Write-offs, net	(0.2)	(0.2)	—	(0.1)
Balance at end of period	$0.1	$1.3	$0.2	$1.7
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31, 2022	April 1, 2021
Net loss attributable to NCM, Inc. (in millions)	$(25.2)	$(19.4)
Weighted average shares outstanding:
Basic	81,040,652	78,481,355
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	81,040,652	78,481,355
Loss per NCM, Inc. share:
Basic	$(0.31)	$(0.25)
Diluted	$(0.31)	$(0.25)
The effect of 86,233,848 and 84,427,289 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended March 31, 2022 and April 1, 2021, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 3,463,302 and 5,523,285 stock options and non-vested (restricted) shares for the three months ended March 31, 2022 and April 1, 2021, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. During the fourth quarter of 2021, the Company determined that recent adverse changes in macroeconomic trends, reduced cash flows as a consequence of the temporary, and sometimes permanent, closure of the theaters within the Company's network in response to the COVID-19 Pandemic, a decline in the fair value of NCM LLC’s debt and the further sustained decline in the market price of NCM, Inc.'s common stock constituted a triggering event for certain of its intangible assets under Accounting Standards Certification No. 360, Impairment and Disposal of Long-Lived Assets. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further delays in major motion picture releases, a delay in audience return to the theaters and other potential adverse impacts to certain of NCM LLC's founding members' and affiliates' financial liquidity related to the COVID-19 Pandemic. The estimated future cash flows from the ESAs calculated within the probability-weighted analyses were in excess of the net book value of these intangible assets and no impairment charges were recorded in the year ended December 30, 2021. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. Given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the COVID-19 Pandemic, including potential adverse impacts to NCM LLC's founding members' and affiliates' financial liquidity, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
During the first quarter of 2022, NCM LLC issued 6,483,893 common membership units to two founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network during the 2021 fiscal year and calculated a negative common membership unit adjustment for one founding member resulting in a

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
reduction of 2,342,997 to its common membership unit balance. The net impact as a result of the Common Unit Adjustment to the intangible asset was $10.4 million during the first quarter of 2022.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended March 31, 2022 and April 1, 2021, the Company recorded a reduction to net intangible assets of $0.2 million and $0.0 million, respectively, related to other encumbered theater payments. No integration payments were earned for the three months ended March 31, 2022 because the Company generated negative Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) during this period. During the three months ended March 31, 2022 and April 1, 2021, AMC and Cinemark paid a total of $1.2 million and $0.0 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). The payments received during the three months ended April 1, 2021 primarily relate to AMC's acquisition of theaters from Carmike. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. AMC has owned less than 5% of NCM LLC since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC operating agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC operating agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of March 31, 2022, AMC’s ownership was 3.5%.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
    The following tables provide summaries of the transactions between the Company and the related party founding members (in millions):

	Three Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	March 31, 2022	April 1, 2021
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$2.8	$0.4
Operating expenses:
Theater access fee and revenue share to founding members (2)	$12.8	$1.3
Advertising operating costs (3)	$—	$0.1
________________________________________
(1)For the three months ended March 31, 2022 and April 1, 2021, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent CPM rate specified by the ESA. Beverage revenue was limited for periods of reduced attendance due to the COVID-19 Pandemic.
(2)Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in the Company’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments this also includes payments to Cinemark and Regal for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”). Theater access fees and revenue share expenses were reduced for periods of reduced attendance due to the COVID-19 Pandemic.
(3)Includes purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other payments made to the founding members in the ordinary course of business.

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	March 31, 2022	December 30, 2021
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$593.3	$589.6
Long-term payable to founding members under tax receivable agreement (2)	$11.9	$11.9
(1)Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all of the founding members (including AMC) as the Company's intangible balance is considered one asset inclusive of all common unit adjustment activity.
(2)The Company paid Cinemark and Regal $0.2 million and $0.4 million during 2021, respectively, in payments pursuant to the TRA which were for the 2019 tax year.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the terms of the NCM LLC operating agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Due to the continued recovery from the COVID-19 Pandemic during the three months ended March 31, 2022 and decrease in 2021 in-theater advertising revenue, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the three months ended March 31, 2022 were calculated as negative $26.3 million (including negative $6.9 million for Cinemark, negative $6.5 million for Regal and negative $12.9 million for NCM, Inc.). Therefore, there will be no payment made for the first quarter of 2022. Under the terms of the NCM LLC operating agreement, these negative amounts will be netted against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
Amounts due to related party founding members, net, as of March 31, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$6.3	$2.1	$8.4
Total amounts due to founding members, net	$6.3	$2.1	$8.4
Amounts due to related party founding members, net as of December 30, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$5.1	$6.3	$11.4
Total amounts due to founding members, net	$5.1	$6.3	$11.4
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.8 million and $0.7 million as of March 31, 2022 and December 30, 2021, respectively. During the three months ended March 31, 2022 and April 1, 2021, NCM LLC received cash distributions from AC JV, LLC of $0.1 million and $0.0 million, respectively. Equity in earnings (losses) from AC JV, LLC of $0.1 million and $(0.1) million for the three months ended March 31, 2022 and April 1, 2021, respectively, is included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of March 31, 2022 and December 30, 2021 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	March 31, 2022	December 30, 2021	Maturity Date	Interest Rate
Revolving credit facility 2018	$167.0	$167.0	June 20, 2023	(1)
Revolving credit facility 2022	50.0	—	June 20, 2023	(1)
Term loans - first tranche	259.9	261.2	June 20, 2025	(1)
Term loans - second tranche	49.5	49.8	December 20, 2024	(1)
Senior secured notes due 2028	400.0	400.0	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,156.4	1,108.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	(9.9)	(10.5)
Total borrowings, net	1,146.5	1,097.5
Less: current portion of debt	(3.2)	(3.2)
Carrying value of long-term debt	$1,143.3	$1,094.3
___________________________________________________
(1)The interest rates on the revolving credit facilities and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of March 31, 2022, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $49.5 million term loan (first tranche) and a $259.9 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.9 million as debt issuance costs and $0.8 million within “Loss on modification and retirement of debt, net”.
On January 5, 2022, NCM LLC entered into a third amendment to its Credit Agreement (“Credit Agreement Third Amendment”). Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter. Upon execution of the Credit Agreement Third Amendment, $6.4 million was recorded as debt issuance costs and $0.4 million was recorded as a loss on the modification of debt during the year ended December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility, each of which has been modified by the Credit Agreement Third Amendment. Pursuant to the terms of the Credit Agreement Third Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
quarter ending on or about December 28, 2023, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the consolidated net senior secured leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. As of March 31, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement Third Amendment described above and the noncompliance with the financial covenants was automatically waived.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The interest rate on the term loans as of March 31, 2022 was 5.00%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of March 31, 2022, NCM LLC has paid principal of $10.1 million, reducing the outstanding balance to $259.9 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of March 31, 2022 was 9.00%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of March 31, 2022, NCM LLC has paid principal of $0.5 million, reducing the outstanding balance to $49.5 million.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network due to the COVID-19 Pandemic. As of March 31, 2022, NCM LLC’s total availability under the $175.0 million revolving credit facility was $6.8 million, net of $167.0 million outstanding and $1.2 million in letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The weighted-average interest rate on the revolving credit facility as of March 31, 2022 was 4.50%.
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC also entered into a new revolving credit agreement (the “Revolving Credit Agreement 2022”). The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term Secured Overnight Financing Rate (SOFR) plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of March 31, 2022, NCM LLC’s total availability under the $50.0 million revolving credit facility was $0.0 million. The weighted-average interest rate on the revolving credit facility as of March 31, 2022 was 9.11%.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $20.0 million of the Notes due 2026 during 2019 and 2018, respectively, reducing the principal amount to $230.0 million as of March 31, 2022.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three months ended March 31, 2022 and for the three months ended April 1, 2021 resulting in an effective tax rate of 0.0% for both periods. The Company recorded a full valuation allowance on its net deferred tax assets as of April 1, 2021 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of March 31, 2022, resulting in deferred tax expense of $0.0 million for the three months ended March 31, 2022 and the Company’s effective tax rate of 0.0%.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $18.3 million and short-term and long-term lease liabilities of $2.2 million and $19.8 million, respectively, on the balance sheet as of March 31, 2022 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of March 31, 2022, the Company had a weighted average remaining lease term of 7.3 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of March 31, 2022, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.
During the three months ended March 31, 2022 and April 1, 2021, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended
	March 31, 2022	April 1, 2021
Operating lease cost	$0.8	$0.9
Variable lease cost	0.2	0.1
Total lease cost	$1.0	$1.0
The Company made total lease payments of $0.9 million and $0.9 million during the three months ended March 31, 2022 and April 1, 2021, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of March 31, 2022 and December 30, 2021, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee that began on November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two or more trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive a percentage of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company did not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters were not displaying the Company's pre-show or when the Company did not have access to the theaters. As such, the Company did not owe these fees for the period of time the founding members' theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced if attendance remains lower than historical levels. The digital screen fee is calculated based upon average screens in use during each month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of March 31, 2022, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $121.5 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from three years to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.1 million and $0.4 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of March 31, 2022 and December 30, 2021, respectively. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.

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
Other investments consisted of the following (in millions):

	As of
	March 31, 2022	December 30, 2021
Investment in AC JV, LLC (1)	$0.8	$0.7
Other investments (2)	—	0.1
Total	$0.8	$0.8
_______________________________________
(1)Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.
(2)The Company continues to hold other investments with negligible balances.
During the three months ended March 31, 2022 and April 1, 2021, the Company recorded impairment charges of $0.1 million and $0.0 million, respectively, on certain of its investments due to new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of March 31, 2022. As of March 31, 2022, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facilities are considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 31, 2022		As of December 30, 2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans - first tranche	$259.9	$233.9	$261.2	$236.4
Term loans - second tranche	$49.5	$46.8	$49.8	$48.1
Notes due 2026	$230.0	$165.6	$230.0	$179.4
Notes due 2028	$400.0	$349.0	$400.0	$357.0
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
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$33.1	$33.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$34.4	$33.1	$1.3	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$37.1	$37.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$38.4	$37.1	$1.3	$—
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
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of March 31, 2022 and December 30, 2021, there were $1.0 million and $1.0 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of March 31, 2022 or December 30, 2021 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 31, 2022 and December 30, 2021 were as follows:

	As of March 31, 2022
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.7
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	$1.0	$1.0	1.8
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3

	As of December 30, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.9
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	1.0	1.0	2.0
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
10.  SUBSEQUENT EVENT
On May 9, 2022, the Company declared a cash dividend of $0.03 per share (approximately $2.4 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on May 23, 2022 to be paid on June 7, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements related to the impact of the current COVID-19 Pandemic on our business and results of operations, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2021. Among other risks, we face significant risk and volatility related to the COVID-19 Pandemic as discussed in this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2021. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Overview
We are America’s Movie Network. As the largest cinema advertising network in the U.S., we unite brands with young, diverse audiences through the power of movies and popular culture. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in our Noovie® pre-show, our cinema advertising and entertainment pre-show seen on movie screens across the U.S.
We present two different formats of our Noovie® pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates’ theaters, the Noovie pre-show now includes Post-Showtime advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot. As of March 31, 2022, theaters presenting the new Noovie pre-show format with Post-Showtime Inventory made up approximately 57% of our network. All other NCM network theater circuits, which make up the remaining 43% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie preshow.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Shuffle, Name That Movie® and Noovie ARcade, as well as a variety of complementary out of home venues, including restaurants and convenience stores, in order to reach entertainment audiences beyond the theater. As of March 31, 2022, over 6.9 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in data sets of approximately 297 million as of March 31, 2022. We have long-term ESAs (approximately 17.5 weighted average years remaining) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between July 2022 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 15.2 years as of March 31, 2022. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, and national, local, regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and current and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our annual report on Form 10-K filed with the SEC on March 3, 2022 for our fiscal year ended December 30, 2021.
Recent Developments
COVID-19 Impact and Outlook—The COVID-19 Pandemic has had and continues to have a significant impact on the world and our business.
All of the theaters within the Company’s network and the release of major motion pictures have resumed since the third quarter of 2021 resulting in the highest attendance numbers within our network since the start of the COVID-19 Pandemic. Despite the increase in network attendance, in-theater advertising revenue for the year ended December 30, 2021 and the quarter ended March 31, 2022 remained below historical levels due to the lag between the recovery of attendees and advertisers. The movie slate for 2022 remains packed due to the addition of the major motion pictures originally scheduled for 2020 and 2021 and major motion pictures studios committing to theatrical-only releases. However, variants of the COVID-19 virus continue to circulate throughout the United States and may lead to increased health and safety regulations and restrictions (such as restrictions on travel, public gatherings and other events, mask requirements and social distancing guidelines) or impact consumer behavior.
To ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic, we continued to manage our liquidity position through various cost control methods discussed further within the “Financial Condition and Liquidity” section below. Since the beginning of the COVID-19 Pandemic, the Company has significantly reduced payroll related costs through a combination of temporary measures as well as a headcount reduction of approximately 45% as of March 31, 2022, as compared to headcount levels prior to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. We were still required to pay these screen-based fees when theaters were open, which were reduced for months where screens were in use for only part of the month.
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022; and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
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
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2022	Q1 2021	Q1 2021 to Q1 2022
Revenue	$35.9	$5.4	564.8%
Operating expenses:
Advertising	31.3	10.5	198.1%
Network, administrative and unallocated costs	27.1	23.2	16.8%
Total operating expenses	58.4	33.7	73.3%
Operating loss	(22.5)	(28.3)	(20.5)%
Non-operating expenses	23.5	13.7	71.5%
Income tax expense	—	—	—%
Net loss attributable to noncontrolling interests	(20.8)	(22.6)	(8.0)%
Net loss attributable to NCM, Inc.	$(25.2)	$(19.4)	29.9%

Net loss per NCM, Inc. basic share	$(0.31)	$(0.25)	24.0%
Net loss per NCM, Inc. diluted share	$(0.31)	$(0.25)	24.0%

Adjusted OIBDA	$(6.8)	$(16.2)	(58.0)%
Adjusted OIBDA margin	(18.9)%	(300.0)%	281.1%
Total theater attendance (in millions) (1)	76.0	13.8	450.7%
_________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets and costs related to the reorganization of the sales force. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, impairment of long-lived assets, costs related to sales force reorganization, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization of intangibles recorded for network theater screen leases, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, the impairment of long-lived assets or costs related to sales force reorganization. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for, financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2022	Q1 2021
Operating loss	$(22.5)	$(28.3)
Depreciation expense	2.0	3.3
Amortization of intangibles recorded for network theater screen leases	6.1	6.1
Share-based compensation costs (1)	1.4	2.7
Impairment of long-lived assets (2)	5.8	—
Sales force reorganization costs (3)	0.4	—
Adjusted OIBDA	$(6.8)	$(16.2)
Total revenue	$35.9	$5.4
Adjusted OIBDA margin	(18.9)%	(300.0)%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)The impairment of long-lived assets primarily relates to the write down of certain internally developed software no longer in use.
(3)Sales force reorganization costs represents redundancy costs associated with changes to the Company’s sales force implemented during the first quarter of 2022.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the three months ended March 31, 2022 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 30, 2021	16,436	4,304	20,740
Closures, net of openings (1)	(75)	(60)	(135)
Balance as of March 31, 2022	16,361	4,244	20,605
______________________________________
(1)Represents the closure of 135 screens, net of new screens added, across our founding members and network affiliates.
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
Basis of Presentation
The results of operations data for the three months ended March 31, 2022 (first quarter of 2022) and April 1, 2021 (first quarter of 2021) were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations
First Quarter of 2022 and First Quarter of 2021
Revenue. Total revenue increased 564.8%, from $5.4 million for the first quarter of 2021 to $35.9 million for the first quarter of 2022.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2022	Q1 2021	Q1 2021 to Q1 2022	Q1 2021 to Q1 2022
National advertising revenue	$26.3	$3.2	$23.1	721.9%
Local and regional advertising revenue	6.1	1.7	4.4	258.8%
Founding member advertising revenue from beverage concessionaire agreements	3.5	0.5	3.0	600.0%
Total revenue	$35.9	$5.4	$30.5	564.8%
The following table shows data on theater attendance and revenue per attendee for the three months ended March 31, 2022 and April 1, 2021:

			% Change
	Q1 2022	Q1 2021	Q1 2021 to Q1 2022
National advertising revenue per attendee	$0.346	$0.232	49.1%
Local and regional advertising revenue per attendee	$0.080	$0.123	(35.0)%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.426	$0.355	20.0%
Total revenue per attendee	$0.472	$0.391	20.7%
Total theater attendance (in millions) (1)	76.0	13.8	450.7%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue (excluding beverage revenue from founding members) increased to $23.1 million, or 721.9%, from $3.2 million for the first quarter of 2021. The increase was due to a significant increase in impressions sold driven by an increase in network attendance related to our network being fully open in the first quarter of 2022, whereas approximately 40% of our network remained closed in response to the COVID-19 Pandemic during the first quarter of 2021.
Local and regional advertising revenue. Local and regional advertising revenue increased to $4.4 million, or 258.8%, from $1.7 million for the first quarter of 2021. The increase was due primarily to our network being fully open in the first quarter of 2022, whereas approximately 40% of our network remained closed in response to the COVID-19 Pandemic during the first quarter of 2021.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $3.0 million, or 600%, from $0.5 million for the first quarter of 2021. The increase was due to a 496.6% increase in founding member attendance for the first quarter of 2022, compared to the first quarter of 2021 as approximately 40% of our network remained closed in response to the COVID-19 Pandemic during the first quarter of 2021 and by an increase in beverage revenue CPMs in the first quarter of 2022, compared to the first quarter of 2021. The 2022 beverage revenue CPM is based on a fixed annual increase for Cinemark and Regal following the 2019 ESA Amendments and the increase in the CPM during segment one from 2021 to 2022 for AMC.
Operating expenses. Total operating expenses increased $24.7 million, or 73.3%, from $33.7 million for the first quarter of 2021 to $58.4 million for the first quarter of 2022. The following table shows the changes in operating expense for the first quarter of 2022 (in millions):

			$ Change	% Change
	Q1 2022	Q1 2021	Q1 2021 to Q1 2022	Q1 2021 to Q1 2022
Advertising operating costs	$4.7	$1.5	$3.2	213.3%
Network costs	2.0	1.8	0.2	11.1%
Theater access fees and revenue share—founding members	17.9	3.1	14.8	477.4%
Selling and marketing costs	10.2	7.7	2.5	32.5%
Administrative and other costs	9.7	10.2	(0.5)	(4.9)%
Impairment of long-lived assets	5.8	—	5.8	(100.0)%
Depreciation expense	2.0	3.3	(1.3)	(39.4)%
Amortization of intangibles recorded for network theater screen leases	6.1	6.1	—	—%
Total operating expenses	$58.4	$33.7	$24.7	73.3%
Advertising operating costs. Advertising operating costs increased $3.2 million, or 213.3%, from $1.5 million for the first quarter of 2021 to $4.7 million for the first quarter of 2022. The increase was due primarily to a $3.1 million increase in advertising affiliate expense due an increase in revenue share payments driven by the increase in revenue for the first quarter of 2022, as compared to the first quarter of 2021.
Network costs. Network costs increased $0.2 million, or 11.1%, from $1.8 million for the first quarter of 2021 to $2.0 million for the first quarter of 2022. The increase was primarily related to a $0.2 million increase in personnel related costs due to the reinstatement of full salaries to all employees within the first quarter of 2022, compared to the first quarter of 2021 when temporary salary and wage reductions were in place.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased from $3.1 million for the first quarter of 2021 to $17.9 million in the first quarter of 2022. This increase was primarily due to $8.1 million caused by the substantial increase in average active screens for the first quarter of 2022, as compared to the first quarter of 2021, and $6.4 million of the increase was due to a 496.6% increase in founding member attendance.
Selling and marketing costs. Selling and marketing costs increased $2.5 million, or 32.5%, from $7.7 million for the first quarter of 2021 to $10.2 million for the first quarter of 2022. This increase was primarily due to a $1.3 million expense increase related to increasing market activity, a $0.5 million increase in personnel related expenses due to the reinstatement of full salaries to employees in the first quarter of 2022, compared to the first quarter of 2021 when temporary salary and wage reductions were in place, a $0.4 million increase in redundancy costs related to the sales force reorganization and a $0.5 million increase in bad debt expense driven by the increase in revenue in the first quarter of 2022, compared to the first quarter of 2021. These increases were partially offset by a $0.5 million decrease in non-cash barter expense for the first quarter of 2022, compared to the first quarter of 2021.
Administrative and other costs. Administrative and other costs decreased $0.5 million, or 4.9%, from $10.2 million for the first quarter of 2021 to $9.7 million for the first quarter of 2022. This decrease was primarily due to a $1.3 million decrease in personnel related expenses driven by a $1.1 million decrease in non-cash share-based compensation expense related to a modification of share-based compensation awards occurring in the first quarter of 2021, with little comparative activity occurring in the first quarter of 2022, partially offset by a $0.3 million increase in legal and professional fees as well as a $0.3 million increase in cloud computing expense incurred following the implementation of our new cinema advertising management system in the first quarter of 2021.
Impairment of long-lived assets. Impairment of long-lived assets increased $5.8 million, or 100%, from $0.0 million for the first quarter of 2021 to $5.8 million for the first quarter of 2022. This increase in impairment expense was primarily related to the write-off of certain long-lived assets during the first quarter of 2022.
Depreciation expense. Depreciation expense decreased $1.3 million, or 39.4%, from $3.3 million for the first quarter of 2021 to $2.0 million in the first quarter of 2022, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen remained consistent at $6.1 million for the first quarter of 2022 and the first quarter of 2021.

Non-operating expenses. Total non-operating expenses increased $9.8 million, or 71.5%, from $13.7 million for the first quarter of 2021 to $23.5 million for the first quarter of 2022. The following table shows the changes in non-operating expense for the first quarter of 2022 and the first quarter of 2021 (in millions):

			$ Change	% Change
	Q1 2022	Q1 2021	Q1 2021 to Q1 2022	Q1 2021 to Q1 2022
Interest on borrowings	$17.2	$14.7	$2.5	17.0%
Loss on modification and retirement of debt, net	—	0.4	(0.4)	(100.0)%
Loss (gain) on the re-measurement of the payable to founding members under the tax receivable agreement	6.4	(1.5)	7.9	(526.7)%
Other non-operating (income) expense	(0.1)	0.1	(0.2)	(200.0)%
Total non-operating expenses	$23.5	$13.7	$9.8	71.5%

The increase in non-operating expense was primarily due to a $7.9 million increase in the loss on the re-measurement of the payable to founding members under the TRA related to the increase in our payable to the founding members under the TRA resulting from an increase in projected taxable income before TRA deductions for the year ended December 29, 2022. The increase was also due to a $2.5 million increase in interest on borrowings primarily related to the issuance of the New Revolving Credit Agreement in January of 2022, partially offset by a $0.4 million decrease in the loss on modifications and retirements of debt, net resulting from the Credit Agreement Second Amendment in the first quarter of 2021, with little comparable activity in the first quarter of 2022.
Net Loss. Net loss increased $5.8 million from net loss of $19.4 million for the first quarter of 2021 to $25.2 million for the first quarter of 2022. The increase in net loss was due to a $9.8 million increase in non-operating expense and a $1.8 million decrease in net loss attributable to noncontrolling interests, partially offset by a $5.8 million decrease in operating loss.
Known Trends and Uncertainties
COVID-19—As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic certain theaters within the Company’s network were temporarily closed during a portion of 2021. The Company's ability to advertise within theaters once opened in 2021 was limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, were not incurred when theaters were closed and attendance-based fees were reduced for the period of time that attendance was lower than historical levels.
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
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three months of 2022 and 2021, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with an increase occurring in the current year and the next increase occurring in 2027. Pursuant to the

ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027.
Platinum Spot—In consideration for the utilization of the theaters post-showtime for Platinum Spots, Cinemark and Regal receive a percentage of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time.
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC operating agreement) to Cinemark and Regal, interest or principal payments on our term loans and the Notes due 2026 and Notes due 2028, income tax payments, TRA payments to the founding members and amount of quarterly dividends to NCM, Inc.’s common stockholders.
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, certain theaters within the Company’s network remained temporarily closed during a portion of 2021 and the Company's ability to advertise within the reopened theaters in 2021 was limited due to lower than historical levels of attendance due in part to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company has had limited cash receipts as attendance levels normalize and advertising revenue increases. Further, there is a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company's network were closed or attendance levels were low as expenses related to theater attendance (i.e., theater access fees, Platinum Spot revenue share and network affiliate revenue share payments) were either not incurred or incurred at lower levels . As all of the theaters within our network were open for the first quarter of 2022, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance increases following the continued release of many major motion pictures. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
•Temporarily reduced cash compensation of the Company's Board of Directors by 20% and offered the option for the Board to receive the cash retainers beginning with the first quarter of 2021 in equivalent value of the Company’s common stock in lieu of cash;
•Curtailed certain non-essential operating expenditures, including marketing, research, employee travel and consulting services;
•Temporarily suspended the 401K employee match program;
•Terminated or deferred certain non-essential capital expenditures;
•Strategically worked with our vendors, and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 Pandemic;
•Decreased our quarterly dividend beginning in the second quarter of 2020, which results in cash savings of $13.0 million in the first quarter of 2022 and cash savings of $84.3 million for NCM, Inc. since the beginning of the pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility, in March 2021, we received $43.0 million in proceeds under incremental term loans that mature on December 20, 2024, and in January 2022 we received $43.3 million in proceeds under an incremental revolving credit facility that matures on June 20, 2023. The $76.2 million of cash at NCM LLC as of March 31, 2022 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.

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
Also on January 5, 2022, NCM LLC also entered into the New Revolving Credit Agreement among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The New Revolving Credit Agreement provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The New Revolving Credit Agreement provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the New Revolving Credit Agreement at any time before maturity. The New Revolving Credit Agreement also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. In accordance with the Credit Agreement amendment entered into on April 30, 2020 (“the Credit Agreement First Amendment”) and the Credit Agreement Second Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the third quarter of 2022, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of March 31, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended, and the New Revolving Credit Agreement. Management believes the Company can meet its operating obligations, including all currently scheduled interest and debt service payments within one year following the date of issuance of the accompanying financial statements, based on its current financial position and liquidity sources, including current cash balances, and forecasted future cash flows.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 31, 2022	December 30, 2021	April 1, 2021	YE 2021 to Q1 2022	Q1 2021 to Q1 2022
Cash, cash equivalents and marketable securities (1)	$115.1	$102.5	$192.2	$12.6	$(77.1)
NCM LLC revolving credit facility availability (2)	6.8	6.8	5.6	—	1.2
Total liquidity	$121.9	$109.3	$197.8	$12.6	$(75.9)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of March 31, 2022, December 30, 2021 and April 1, 2021, was $76.2 million, $58.6 million and $139.4 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility pursuant to the Credit Agreement was $175.0 million as of March 31, 2022, December 30, 2021 and April 1, 2021. As of March 31, 2022, December 30, 2021 and April 1, 2021, the amount available under the NCM LLC revolving credit facility pursuant to the Credit Agreement in the table above was net of the amount outstanding under the revolving credit facility of $167.0 million, $167.0 million and $167.0 million, respectively, and net letters of credit of $1.2 million, $1.2 million and $2.4 million, respectively.
As of March 31, 2022, the weighted average remaining maturity of our debt was 4.0 years. As of March 31, 2022, approximately 54% of our total borrowings bear interest at fixed rates. The remaining 46% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Three Months Ended
	March 31, 2022	April 1, 2021
Operating cash flow	$(23.6)	$(25.0)
Investing cash flow	$(0.7)	$(2.0)
Financing cash flow	$36.9	$37.4
•Operating Activities. The $1.4 million decrease in cash used in operating activities for the first quarter of 2022, as compared to the first quarter of 2021, was primarily due to a $7.9 million increase in the noncash loss on the remeasurement of the payable to founding members under the TRA and a $5.8 million increase in the impairment of long-lived assets related to the write down in the first quarter of 2022 of certain internally developed software no longer in use, partially offset by a $3.9 million increase in payments of accounts payable and accrued expenses due in part to increased market activity, a $4.0 million increase in consolidated net loss and a $5.0 million increase in deferred revenue related to higher revenue in the first quarter of 2022, as compared to the first quarter of 2021.
•Investing Activities. The $1.3 million decrease in cash used in investing activities for the first quarter of 2022, as compared to the first quarter of 2021, was due to a $1.3 million decrease in purchases of property and equipment in the first quarter of 2022, compared to the first quarter of 2021.
•Financing Activities. The $0.5 million decrease in cash provided by financing activities for the first quarter of 2022, compared to the year first quarter of 2021 was primarily due to the $50.0 million issuance of the second tranche of term loans that occurred in the first quarter of 2021 and $1.6 increase in debt amortization costs in the first quarter of 2022, partially offset by the $50.0 million increase from the issuance of the New Revolving Credit Facility in the first quarter of 2022, as discussed above, and a $0.9 million decrease in the repurchase of restricted stock tax withholding related to the increase in tax liability settlement through selling of shares, rather than withholding shares in the first quarter of 2022, compared to the first quarter of 2021.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 31, 2022 were $115.1 million (including $76.2 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, the company entered in the New Revolving Credit Agreement and drew down upon the new revolving credit facility of $50.0 million. The $76.2 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members have been affected by the impact of the COVID-19 Pandemic on our operations and may be deferred through the quarter ending December 28, 2023 or longer due to the limitations instituted by the Credit Agreement First Amendment, Credit Agreement Second Amendment and Credit Agreement Third Amendment. NCM LLC is required pursuant to the terms of the NCM LLC operating agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to NCM LLC’s members for the three months ended March 31, 2022 was calculated as approximately negative $27.2 million, of which NCM, Inc.'s share is approximately negative $12.9 million. Further there was $93.7 million and $85.2 million of negative available cash generated during the years ended December, 30, 2021 and December 31, 2020, respectively. Pursuant to the NCM LLC operating agreement and the Credit Agreement amendments, there will be no available cash distributions made for the first quarter of 2022. Negative available cash distributions for the years of 2021 and 2020 are expected to be netted in accordance with the NCM LLC operating agreement against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Credit Agreement) to fund payments associated with the TRA with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on May 9, 2022 of $0.03 per share (approximately $2.4 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on May 23, 2022 to be paid on June 7, 2022. The Company does not expect to make a TRA payment in

2022 for the 2021 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 30, 2021 and incorporated by reference herein.  As of March 31, 2022, there were no significant changes in those critical accounting policies.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk. As of March 31, 2022, the only interest rate risk that we are exposed to is related to our $225.0 million revolving credit facilities and our term loans. A 100-basis point fluctuation in market interest rates underlying our term loans and revolving credit facilities would have the effect of increasing or decreasing our cash interest expense by approximately $5.3 million for an annual period on the $217.0 million in revolving credit balances, $49.5 million term loan and $259.9 million incremental term loan outstanding as of March 31, 2022.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates as of March 31, 2022 that has had the effect of reducing the Company's interest rate risk. If interest rates increase, this will increase the Company’s interest rate risk.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 31, 2022 were effective.
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
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 3, 2022 for the fiscal year ended December 30, 2021.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 31, 2021 through January 27, 2022	—	$—	—	N/A
January 28, 2022 through February 24, 2022	18,773	$3.17	—	N/A
February 25, 2022 through March 31, 2022	42,672	$2.97	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

3.1	*	The Bylaws, as amended May 4, 2022.
3.2	*	Second Amended and Restated Certificate of Incorporation of National CineMedia, Inc., as amended as of May 4, 2022.
10.1	(1)	Amendment No. 3 to the Credit Agreement, dated as of January 5, 2022, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.2	(2)
Revolving Credit Agreement, dated as of January 5, 2022, by and among National CineMedia, LLC, each lender party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.1	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on January 6, 2022.
(2)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on January 6, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 9, 2022	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2022	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)