Form 10-Q
period 2022-06-30
National CineMedia, Inc.
filed 2022-08-08
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of August 4, 2022, 81,888,911 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	June 30, 2022	December 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73.1	$101.2
Short-term marketable securities	0.3	0.3
Receivables, net of allowance of $1.9 and $1.7, respectively	63.6	53.0
Other current assets and prepaid expenses	5.3	3.9
Total current assets	142.3	158.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $55.6 and $59.9, respectively	13.5	21.3
Intangible assets, net of accumulated amortization of $257.6 and $245.6, respectively	603.3	606.3
Deferred tax assets, net of valuation allowance of $225.4 and $223.8, respectively	—	—
Other investments	0.7	0.8
Long-term marketable securities	1.0	1.0
Debt issuance costs, net	6.4	4.5
Other assets	22.7	25.1
Total non-current assets	647.6	659.0
TOTAL ASSETS	$789.9	$817.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$12.4	$11.8
Payable to founding members under tax receivable agreement (including payables to related parties of $0.4 and $0.0, respectively)	0.6	—
Accrued expenses	11.6	13.4
Accrued payroll and related expenses	7.8	7.9
Accounts payable	16.9	16.3
Deferred revenue	8.5	15.0
Short-term debt	220.2	3.2
Other current liabilities	2.2	2.2
Total current liabilities	280.2	69.8
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $9.2 and $10.5, respectively	900.4	1,094.3
Payable to founding members under tax receivable agreement (including payables to related parties of $15.5 and $11.9, respectively)	21.4	16.4
Other liabilities	19.2	20.4
Total non-current liabilities	941.0	1,131.1
Total liabilities	1,221.2	1,200.9
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 and 175,000,000 shares authorized, 81,492,426 and 80,626,889 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(190.5)	(195.5)
Retained earnings (distributions in excess of earnings)	(364.9)	(332.0)
Total NCM, Inc. stockholders’ equity/(deficit)	(554.6)	(526.7)
Noncontrolling interests	123.3	143.2
Total equity/(deficit)	(431.3)	(383.5)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$789.9	$817.4
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
REVENUE (including revenue from related parties of $4.6, $1.6, $7.4 and $2.0, respectively)	$67.1	$14.0	$103.0	$19.4
OPERATING EXPENSES:
Advertising operating costs	8.3	3.2	13.0	4.7
Network costs	2.1	1.9	4.1	3.7
Theater access fees and revenue share to founding members (including fees to related parties of $16.9, $7.1, $29.8, and $8.4, respectively)	23.2	11.2	41.1	14.3
Selling and marketing costs	10.4	8.9	20.6	16.6
Administrative and other costs	9.7	9.6	19.4	19.8
Impairment of long-lived assets	—	—	5.8	—
Depreciation expense	1.5	2.6	3.5	5.9
Amortization of intangibles recorded for network theater screen leases	6.3	6.2	12.4	12.3
Total	61.5	43.6	119.9	77.3
OPERATING INCOME (LOSS)	5.6	(29.6)	(16.9)	(57.9)
NON-OPERATING EXPENSES (INCOME):
Interest on borrowings	20.4	16.9	37.6	31.6
Interest income	(0.1)	(0.1)	(0.1)	(0.1)
(Gain) loss on modification and retirement of debt, net	(5.9)	0.4	(5.9)	0.8
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(0.1)	0.1	6.3	(1.4)
Other non-operating (income) expense	(0.1)	—	(0.2)	0.1
Total	14.2	17.3	37.7	31.0
LOSS BEFORE INCOME TAXES	(8.6)	(46.9)	(54.6)	(88.9)
Income tax expense	—	—	—	—
CONSOLIDATED NET LOSS	(8.6)	(46.9)	(54.6)	(88.9)
Less: Net loss attributable to noncontrolling interests	(7.9)	(24.2)	(28.7)	(46.8)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(0.7)	$(22.7)	$(25.9)	$(42.1)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(0.7)	$(22.7)	$(25.9)	$(42.1)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.01)	$(0.28)	$(0.32)	$(0.53)
Diluted	$(0.01)	$(0.28)	$(0.32)	$(0.53)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,467,651	80,115,377	81,254,152	79,298,366
Diluted	81,467,651	80,115,377	81,254,152	79,298,366
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Six Months Ended
	June 30, 2022	July 1, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(54.6)	$(88.9)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation expense	3.5	5.9
Amortization of intangibles recorded for network theater screen leases	12.4	12.3
Non-cash share-based compensation	3.0	4.8
Impairment of long-lived assets	5.8	—
Amortization of debt issuance costs	4.5	1.9
(Gain) loss on modification and retirement of debt, net	(5.9)	0.8
Non-cash loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	6.3	(1.4)
Other	(0.2)	(0.1)
Founding member integration and other encumbered theater payments	1.5	0.1
Payment to the founding members under tax receivable agreement (including payments to related parties of $0.0 and $0.6, respectively)	—	(0.9)
Other cash flows from operating activities	(0.3)	—
Changes in operating assets and liabilities:
Receivables, net	(10.6)	4.4
Accounts payable and accrued expenses (including payments to related parties of $0.0 and $0.6, respectively)	0.6	1.0
Amounts due to/from founding members, net	0.4	2.3
Deferred revenue	(6.5)	1.2
Other, net	(0.3)	(5.0)
Net cash used in operating activities	(40.4)	(61.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.5)	(2.9)
Net cash used in investing activities	(1.5)	(2.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(7.0)	(8.8)
Issuance of revolving credit facility	50.0	—
Issuance of term loans	—	50.0
Repayment of Notes due 2028	(19.8)	—
Repayment of term loan facility	(2.4)	(1.5)
Payment of debt issuance costs	(6.8)	(6.7)
Repurchase of stock for restricted stock tax withholding	(0.2)	(1.4)
Net cash provided by financing activities	13.8	31.6
CHANGE IN CASH AND CASH EQUIVALENTS:	(28.1)	(32.9)
Cash and cash equivalents at beginning of period	101.2	180.3
Cash and cash equivalents at end of period	$73.1	$147.4
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Six Months Ended
	June 30, 2022	July 1, 2021
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.4	$14.1
Purchase of subsidiary equity with NCM, Inc. equity	$—	$6.6
Increase in dividend equivalent accrual not requiring cash in the period	$0.5	$0.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$35.0	$29.2
Cash payments (refunds) for income taxes	$0.1	$(0.1)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—April 1, 2021	$(299.3)	80,017,551	$0.8	$(198.9)	$(290.3)	$189.1
Income tax and other impacts of NCM LLC ownership changes	(0.2)	—	—	0.2	—	(0.4)
Comprehensive loss, net of tax	(46.9)	—	—	—	(22.7)	(24.2)
Share-based compensation issued	(0.3)	221,200	—	(0.3)	—	—
Share-based compensation expensed/capitalized	2.1	—	—	1.4	—	0.7
Cash dividends declared $0.05 per share	(4.4)	—	—	—	(4.4)	—
Balance—July 1, 2021	$(349.0)	80,238,751	$0.8	$(197.6)	$(317.4)	$165.2

Balance—March 31, 2022	$(421.4)	81,403,872	$0.8	$(191.5)	$(361.4)	$130.7
Comprehensive loss, net of tax	(8.6)	—	—	—	(0.7)	(7.9)
Share-based compensation issued	(0.1)	88,554	—	(0.1)	—	—
Share-based compensation expensed/capitalized	1.6	—	—	1.1	—	0.5
Cash dividends declared $0.03 per share	(2.8)	—	—	—	(2.8)	—
Balance—June 30, 2022	$(431.3)	81,492,426	$0.8	$(190.5)	$(364.9)	$123.3

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.1	—	—	6.8	—	7.3
Income tax and other impacts of NCM LLC ownership changes	(0.3)	—	—	0.9	—	(1.2)
Issuance of shares	6.6	1,390,567	—	6.6	—	—
NCM LLC common membership unit redemption	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(88.9)	—	—	—	(42.1)	(46.8)
Share-based compensation issued	(1.4)	807,366	—	(1.4)	—	—
Share-based compensation expensed/capitalized	5.0	—	—	3.6	—	1.4
Cash dividends declared $0.10 per share	(8.9)	—	—	—	(8.9)	—
Balance—July 1, 2021	$(349.0)	80,238,751	$0.8	$(197.6)	$(317.4)	$165.2

Balance—December 30, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	0.6	—	—	(1.7)	—	2.3
Comprehensive loss, net of tax	(54.6)	—	—	—	(25.9)	(28.7)
Share-based compensation issued	(0.2)	865,537	—	(0.2)	—	—
Share-based compensation expensed/capitalized	3.0	—	—	2.0	—	1.0
Cash dividends declared $0.08 per share	(7.0)	—	—	—	(7.0)	—
Balance—June 30, 2022	$(431.3)	81,492,426	$0.8	$(190.5)	$(364.9)	$123.3

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
The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with the founding members and with certain third-party network affiliates, under long-term network affiliate agreements. As previously disclosed, the COVID-19 pandemic has had a significant impact on the world and the Company’s business as the United States’ government and other state and local governments issued restrictions on travel, public gatherings and other events and issued social distancing guidelines. These and subsequent developments are referred to as the “COVID-19 Pandemic.” All of the theaters within the Company’s network are open and the release of major motion pictures has resumed since the third quarter of 2021 resulting in the highest theater attendance since the start of the COVID-19 Pandemic. Despite the increase in network attendance, in-theater advertising revenue for the year ended December 30, 2021 and the six months ended June 30, 2022 remained below historical levels due to the lag between the recovery of attendees and advertisers.
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (weighted based upon pre-COVID-19 attendance levels) of approximately 17.2 years as of June 30, 2022. The network affiliate agreements expire at various dates between August 2022 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 15.0 years as of June 30, 2022 (weighted based upon pre-COVID-19 attendance levels).
As of June 30, 2022, NCM LLC had 171,821,666 common membership units outstanding, of which 81,492,426 (47.4%) were owned by NCM, Inc., 40,683,797 (23.7%) were owned by Regal, 43,690,797 (25.4%) were owned by Cinemark and 5,954,646 (3.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis.
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
The Company has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of June 30, 2022, that mature on June 20, 2023 (see Note 6). The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Under the Credit Agreement, failure to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. The Company does not have available liquidity to repay any accelerated principal of term loans or tranches of the outstanding senior notes upon an event of default within one year after the date that the financial statements are issued. Additionally, the Company does not expect to meet its financial covenants within one year following the date that these financial statements are issued. If these financial covenants are not met a majority of the lenders of the Senior Secured Credit Facility are permitted under the Credit Agreement to accelerate the debt which would also result in an event of default for the senior notes. In this event, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management’s plans include amending NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amending its Senior Secured Credit Facility to extend a waiver of these financial covenants, or obtaining additional debt financing through a loan from third parties, and/or NCM, Inc. Management expects to conclude one of these alternatives; however, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes advertising through its on-screen cinema network, lobby network (LEN) and lobby promotions in theaters, and on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment. The Company has changed the classification of the make good provision, retrospectively, to now be included within “Deferred Revenue” on the unaudited Consolidated Balance Sheet rather than “Accrued Expenses” as of June 30, 2022.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of June 30, 2022. The Company had one agency through which it sourced advertising revenue that accounted for 15.7% of the Company's gross outstanding receivable balance as of December 30, 2021. During the three and six months ended June 30, 2022, the Company had one customer that accounted for more than 14.8% and 15.3% of the Company’s revenue, respectively. During the three and six months ended July 1, 2021, the Company had one customer that accounted for 14.1% and 11.3% of the Company's revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million, $0.0 million, $5.8 million and $0.0 million related to the write-off of certain internally developed software during the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On January 19, 2022, March 2, 2021 and February 28, 2021, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $0.1 million, $0.2 million, $0.3 million and $1.5 million for the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, respectively. During the three months ended June 30, 2022 and July 1, 2021 and the six months ended June 30, 2022 and July 1, 2021, 89,375, 281,810, 925,128 and 1,125,539 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation. The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Net loss attributable to NCM, Inc.	$(0.7)	$(22.7)	$(25.9)	$(42.1)
NCM LLC equity issued for purchase of intangible asset	—	—	4.9	6.8
Income tax and other impacts of subsidiary ownership changes	—	0.2	(1.7)	0.9
NCM LLC common membership unit redemption	—	—	—	(6.6)
Issuance of shares to founding members	—	—	—	6.6
Change from net loss income attributable to NCM, Inc. and transfers from noncontrolling interests	$(0.7)	$(22.5)	$(22.7)	$(34.4)
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
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® pre-show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Noovie ARcade, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
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
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of June 30, 2022. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national, local and regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with, and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three months and six months ended June 30, 2022 and July 1, 2021 (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
National advertising revenue	$50.7	$8.6	$77.0	$11.8
Local and regional advertising revenue	10.5	3.3	16.6	5.0
Founding member advertising revenue from beverage concessionaire agreements	5.9	2.1	9.4	2.6
Total revenue	$67.1	$14.0	$103.0	$19.4
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the six months ended June 30, 2022 that was included within the Deferred Revenue balance as of December 30, 2021 was $8.3 million. As of June 30, 2022 and December 30, 2021, the Company had $8.0 million and $4.4 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the six months ended June 30, 2022 and July 1, 2021, respectively, were as follows (in millions):

	Six Months Ended
	June 30, 2022		July 1, 2021
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	0.3	1.4	0.2	2.1
Provision for bad debt	—	0.6	—	(0.3)
Write-offs, net	(0.2)	(0.2)	—	(0.4)
Balance at end of period	0.1	1.8	0.2	1.4
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

	Three Months Ended		Six Months Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Net loss attributable to NCM, Inc. (in millions)	$(0.7)	$(22.7)	$(25.9)	$(42.1)
Weighted average shares outstanding:
Basic	81,467,651	80,115,377	81,254,152	79,298,366
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	—	—
Diluted	81,467,651	80,115,377	81,254,152	79,298,366
Loss per NCM, Inc. share:
Basic	$(0.01)	$(0.28)	$(0.32)	$(0.53)
Diluted	$(0.01)	$(0.28)	$(0.32)	$(0.53)
The effect of 90,374,744, 86,084,305, 88,281,544 and 85,307,817 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 6,442,164, 4,376,000, 6,442,164 and 4,376,000 stock options and non-vested (restricted) shares for the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
During the first quarter of 2022, NCM LLC issued 4,140,896 (6,483,893 issued, net of 2,342,997 returned) common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network during the 2021 fiscal year. The net impact as a result of the Common Unit Adjustment to the intangible asset was $10.4 million during the first quarter of 2022.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, the Company recorded a reduction to net intangible assets of $1.1 million, $0.2 million, $1.3 million and $0.2 million, respectively, related to other encumbered theater payments. During the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, AMC and Cinemark paid a total of $0.3 million, $0.1 million, $1.5 million and $0.1 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. AMC has owned less than 5% of NCM LLC since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
certain other original agreements and is a member under the terms of the NCM LLC operating agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC operating agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of June 30, 2022, AMC’s ownership was 3.5% on an as converted to NCM, Inc.’s common stock basis.
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
    The following tables provide summaries of the transactions between the Company and the related party founding members (in millions):

	Three Months Ended		Six Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$4.6	$1.6	$7.4	$2.0
Operating expenses:
Theater access fee and revenue share to founding members (2)	$16.9	$7.1	$29.8	$8.4
Advertising operating costs (3)	$—	$—	$—	$0.1
________________________________________
(1)For the three and six months ended June 30, 2022 and July 1, 2021, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
seconds equivalent CPM rate specified by the ESA. Beverage revenue was limited for periods of reduced attendance due to the COVID-19 Pandemic.
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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	June 30, 2022	December 30, 2021
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$586.6	$589.6
Current payable to founding members under tax receivable agreement (2)	$0.4	$—
Long-term payable to founding members under tax receivable agreement (2)	$15.5	$11.9
________________________________________
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

Pursuant to the terms of the NCM LLC operating agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Due to the continued recovery from the COVID-19 Pandemic during the six months ended June 30, 2022 and decrease in 2021 in-theater advertising revenue, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the three months ended June 30, 2022 were calculated as negative $6.0 million (including negative $1.6 million for Cinemark, negative $1.5 million for Regal and negative $2.9 million for NCM, Inc.). The mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the six months ended June 30, 2022 were calculated as negative $32.2 million (including negative $8.5 million for Cinemark, negative $7.9 million for Regal and negative $15.8 million for NCM, Inc.). Therefore, there will be no payment made for the second quarter of 2022. Under the terms of the NCM LLC operating agreement, these negative amounts will be netted against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
Amounts due to related party founding members, net, as of June 30, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$2.3	$2.8	$5.1
Cost and other reimbursement	4.9	—	4.9
Total amounts due to founding members, net	$7.2	$2.8	$10.0
Amounts due to related party founding members, net as of December 30, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$5.1	$6.3	$11.4
Total amounts due to founding members, net	$5.1	$6.3	$11.4
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.7 million and $0.7 million as of June 30, 2022 and December 30, 2021, respectively. During the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, NCM LLC received cash distributions from AC JV, LLC of $0.1 million, $0.0 million, $0.2 million and $0.0 million, respectively. Equity in earnings (losses) from AC JV, LLC of $0.1 million, $0.0 million, $0.2 million and $(0.1) million for the three months and six months ended June 30, 2022 and July 1, 2021, respectively, is included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of June 30, 2022 and December 30, 2021 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	June 30, 2022	December 30, 2021	Maturity Date	Interest Rate
Revolving credit facility 2018	$167.0	$167.0	June 20, 2023	(1)
Revolving credit facility 2022	50.0	—	June 20, 2023	(1)
Term loans - first tranche	259.2	261.2	June 20, 2025	(1)
Term loans - second tranche	49.4	49.8	December 20, 2024	(1)
Senior secured notes due 2028	374.2	400.0	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,129.8	1,108.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	(9.2)	(10.5)
Total borrowings, net	1,120.6	1,097.5
Less: current portion of debt	(220.2)	(3.2)
Carrying value of long-term debt	$900.4	$1,094.3
___________________________________________________
(1)The interest rates on the revolving credit facilities and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of June 30, 2022, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $259.2 million term loan (first tranche) and a $49.4 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
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
The senior secured credit facility contains a number of covenants and various financial ratio requirements including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility, each of which has been modified by the Credit Agreement Third Amendment. Pursuant to the terms of the Credit Agreement Third Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
quarter ending on or about December 28, 2023, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the consolidated net senior secured leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. As of June 30, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement Third Amendment described above and the noncompliance with the financial covenants was automatically waived.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The interest rate on the term loans as of June 30, 2022 was 5.69%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of June 30, 2022, NCM LLC has paid principal of $10.8 million, reducing the outstanding balance to $259.2 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of June 30, 2022 was 9.69%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of June 30, 2022, NCM LLC has paid principal of $0.6 million, reducing the outstanding balance to $49.4 million.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network due to the COVID-19 Pandemic. As of June 30, 2022, NCM LLC’s total availability under the $175.0 million revolving credit facility was $6.8 million, net of $167.0 million outstanding and $1.2 million in letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The weighted-average interest rate on the revolving credit facility as of June 30, 2022 was 5.10%.
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC also entered into a new revolving credit agreement (the “Revolving Credit Agreement 2022”). The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term Secured Overnight Financing Rate (SOFR) plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of June 30, 2022, NCM LLC’s total availability under the $50.0 million revolving credit facility was $0.0 million. The weighted-average interest rate on the revolving credit facility as of June 30, 2022 was 9.11%.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $20.0 million of the Notes due 2026 during 2019 and 2018, reducing the principal amount to $230.0 million as of June 30, 2022.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. The Notes due 2028 were issued at 100% of the face amount thereof and share in the same collateral that secures NCM LLC's obligations under the senior secured credit facility. In the quarter ended June 30, 2022, NCM Inc. purchased $25.8 million of the Notes due 2028 on

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
the open market, reducing the principal amount owed by NCM LLC to third parties to $374.2 million as of June 30, 2022 and resulting in a $6.0 million gain on extinguishment of debt in the second quarter.
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the six months ended June 30, 2022 and for the six months ended July 1, 2021 resulting in an effective tax rate of 0.0% for both periods. The Company recorded a full valuation allowance on its net deferred tax assets as of December 30, 2021 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of June 30, 2022, resulting in deferred tax expense of $0.0 million for the six months ended June 30, 2022 and the Company’s effective tax rate of 0.0%.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $17.8 million and short-term and long-term lease liabilities of $2.2 million and $19.3 million, respectively, on the balance sheet as of June 30, 2022 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of June 30, 2022, the Company had a weighted average remaining lease term of 7.1 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of June 30, 2022, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.
During the three months ended June 30, 2022 and July 1, 2021, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended		Six Months Ended
	June 30, 2022	July 1, 2021	June 30, 2022	July 1, 2021
Operating lease cost	$0.9	$0.9	$1.7	$1.8
Variable lease cost	0.1	0.1	0.3	0.2
Total lease cost	$1.0	$1.0	$2.0	$2.0
The Company made total lease payments of $1.0 million, $1.1 million, $1.9 million and $2.0 million during the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of June 30, 2022 and December 30, 2021, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
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
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of June 30, 2022, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $113.2 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from three years to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.5 million and $0.4 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of June 30, 2022 and December 30, 2021, respectively. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.

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
Other investments consisted of the following (in millions):

	As of
	June 30, 2022	December 30, 2021
Investment in AC JV, LLC (1)	$0.7	$0.7
Other investments	0.1	0.1
Total	$0.8	$0.8
_______________________________________
(1)Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.
During the three months ended June 30, 2022 and July 1, 2021 and six months ended June 30, 2022 and July 1, 2021, the Company recorded impairment charges of $0.0 million, $0.0 million, $0.1 million and $0.0 million, respectively, on certain of its investments due to new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.1 million as of June 30, 2022. As of June 30, 2022, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facilities are considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 30, 2022		As of December 30, 2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans - first tranche	$259.2	$208.7	$261.2	$236.4
Term loans - second tranche	$49.4	$44.2	$49.8	$48.1
Notes due 2026	$230.0	$111.6	$230.0	$179.4
Notes due 2028	$374.2	$265.2	$400.0	$357.0
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
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$13.1	$13.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$14.4	$13.1	$1.3	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$37.1	$37.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$38.4	$37.1	$1.3	$—
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
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of June 30, 2022 and December 30, 2021, there were $1.0 million and $1.0 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of June 30, 2022 or December 30, 2021 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of June 30, 2022 and December 30, 2021 were as follows:

	As of June 30, 2022
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.4
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	$1.0	$1.0	1.5
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3

	As of December 30, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.9
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	1.0	1.0	2.0
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
10.  SUBSEQUENT EVENT
On August 8, 2022, the Company declared a cash dividend of $0.03 per share (approximately $2.4 million) on each share of the Company’s common stock (not including outstanding restricted stock which will accrue dividends until the shares vest) to stockholders of record on August 22, 2022 to be paid on September 6, 2022.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and statements related to the impact of the current COVID-19 Pandemic on our business and results of operations, may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2021. Among other risks, we face significant risk and volatility related to the COVID-19 Pandemic as discussed in this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2021. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Overview
We are America’s Movie Network. As the largest cinema advertising network in the U.S., we unite brands with young, diverse audiences through the power of movies and popular culture. We currently derive revenue principally from the sale of advertising to national, local and regional businesses in our Noovie® pre-show, our cinema advertising and entertainment pre-show seen on movie screens across the U.S.
We present two different formats of our Noovie pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates’ theaters, the Noovie pre-show now includes Post-Showtime advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot. As of June 30, 2022, theaters presenting the new Noovie pre-show format with Post-Showtime Inventory made up approximately 58% of our network. All other NCM network theater circuits, which make up the remaining 42% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie preshow.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Trivia, Noovie Shuffle, Name That Movie® and Noovie ARcade, as well as a variety of complementary out of home venues, including restaurants and convenience stores, in order to reach entertainment audiences beyond the theater. As of June 30, 2022, over 7.1 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in data sets of approximately 328.7 million as of June 30, 2022. We have long-term ESAs (approximately 17.2 weighted average years remaining) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between August 2022 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 15.0 years as of June 30, 2022. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).
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
All of the theaters within the Company’s network have reopened and the release of major motion pictures has resumed since the third quarter of 2021 resulting in the highest attendance numbers within our network since the start of the COVID-19 Pandemic. Despite the increase in network attendance, in-theater advertising revenue for the year ended December 30, 2021 and the six months ended June 30, 2022 remained below historical levels due to the lag between the recovery of attendees and advertisers. The movie slate for 2022 improved, while experiencing impacts from post-production delays, and attendance levels are approaching historical levels. Variants of the COVID-19 virus continue to circulate throughout the United States and could impact consumer behavior.
To ensure sufficient liquidity during the recovery from the impacts of the COVID-19 Pandemic, we managed our liquidity position through various cost control methods discussed further within the “Financial Condition and Liquidity” section below. Since the beginning of the COVID-19 Pandemic, the Company has significantly reduced payroll related costs through a combination of temporary measures as well as a headcount reduction of approximately 44% as of June 30, 2022, as compared to headcount levels prior to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. We were still required to pay these screen-based fees when theaters were open, which were reduced for months where screens were in use for only part of the month.
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
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q2 2022	Q2 2021	YTD 2022	YTD 2021	Q2 2021 to Q2 2022	YTD 2021 to YTD 2022
Revenue	$67.1	$14.0	$103.0	$19.4	379.3%	430.9%
Operating expenses:
Advertising	39.0	20.7	70.3	31.2	88.4%	125.3%
Network, administrative and unallocated costs	22.5	22.9	49.6	46.1	(1.7)%	7.6%
Total operating expenses	61.5	43.6	119.9	77.3	41.1%	55.1%
Operating income (loss)	5.6	(29.6)	(16.9)	(57.9)	(118.9)%	(70.8)%
Non-operating expenses	14.2	17.3	37.7	31.0	(17.9)%	21.6%
Income tax expense	—	—	—	—	—%	—%
Net loss attributable to noncontrolling interests	(7.9)	(24.2)	(28.7)	(46.8)	(67.4)%	(38.7)%
Net loss attributable to NCM, Inc.	$(0.7)	$(22.7)	$(25.9)	$(42.1)	(96.9)%	(38.5)%

Net loss per NCM, Inc. basic share	$(0.01)	$(0.28)	$(0.32)	$(0.53)	(96.4)%	(39.6)%
Net loss per NCM, Inc. diluted share	$(0.01)	$(0.28)	$(0.32)	$(0.53)	(96.4)%	(39.6)%

Adjusted OIBDA	$15.1	$(18.7)	$8.2	$(34.9)	(180.7)%	(123.5)%
Adjusted OIBDA margin	22.5%	(133.6)%	8.0%	(179.9)%	156.1%	187.9%
Total theater attendance (in millions) (1)	124.2	49.1	200.2	62.9	153.0%	218.3%
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

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q2 2022	Q2 2021	YTD 2022	YTD 2021
Operating income (loss)	$5.6	$(29.6)	$(16.9)	$(57.9)
Depreciation expense	1.5	2.6	3.5	5.9
Amortization of intangibles recorded for network theater screen leases	6.3	6.2	12.4	12.3
Share-based compensation costs (1)	1.7	2.1	3.0	4.8
Impairment of long-lived assets (2)	—	—	5.8	—
Sales force reorganization costs (3)	—	—	0.4	—
Adjusted OIBDA	$15.1	$(18.7)	$8.2	$(34.9)
Total revenue	$67.1	$14.0	$103.0	$19.4
Adjusted OIBDA margin	22.5%	(133.6)%	8.0%	(179.9)%
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

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the six months ended June 30, 2022 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 30, 2021	16,436	4,304	20,740
Closures, net of openings (1)	(20)	(86)	(106)
Balance as of June 30, 2022	16,416	4,218	20,634
______________________________________
(1)Represents the closure of 106 screens, net of new screens added, across our founding members and network affiliates.
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
Basis of Presentation
The results of operations data for the three months ended June 30, 2022 (second quarter of 2022) and July 1, 2021 (second quarter of 2021) and the six months ended June 30, 2022 and July 1, 2021 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations
Second Quarter of 2022 and Second Quarter of 2021
Revenue. Total revenue increased 379.3%, from $14.0 million for the second quarter of 2021 to $67.1 million for the second quarter of 2022.  The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q2 2022	Q2 2021	Q2 2021 to Q2 2022	Q2 2021 to Q2 2022
National advertising revenue	$50.7	$8.6	$42.1	489.5%
Local and regional advertising revenue	10.5	3.3	7.2	218.2%
Founding member advertising revenue from beverage concessionaire agreements	5.9	2.1	3.8	181.0%
Total revenue	$67.1	$14.0	$53.1	379.3%
The following table shows data on theater attendance and revenue per attendee for the three months ended June 30, 2022 and July 1, 2021:

			% Change
	Q2 2022	Q2 2021	Q2 2021 to Q2 2022
National advertising revenue per attendee	$0.408	$0.175	133.1%
Local and regional advertising revenue per attendee	$0.085	$0.067	26.9%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.493	$0.242	103.7%
Total revenue per attendee	$0.540	$0.285	89.5%
Total theater attendance (in millions) (1)	124.2	49.1	153.0%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue increased by $42.1 million, or 489.5%, from $8.6 million for the second quarter of 2021 to $50.7 million for the second quarter of 2022. The increase was due to a significant increase in impressions sold and a 48.1% increase in national advertising CPMs (excluding beverage) in the second quarter of 2022, compared to the second quarter of 2021. The increase in impressions sold was primarily due to an increase in network attendance and an increase in national advertising utilization due to the increased movie slate and return of advertisers to the network in the second quarter of 2022.
Local and regional advertising revenue. Local and regional advertising revenue increased by $7.2 million, or 218.2%, from $3.3 million for the second quarter of 2021. The increase in local and regional advertising revenue was driven by a significant increase in network attendance primarily due to an increase in movie slate in the second quarter of 2022, compared to the second quarter of 2021.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $3.8 million, or 181.0%, from $2.1 million for the second quarter of 2021 to $5.9 million for the second quarter of 2022. The increase was due to a 160.2% increase in founding member attendance for the second quarter of 2022, compared to the second quarter of 2021 as the movie slate and box office remained dormant from COVID-19 related closures and restrictions. Additionally, increases in beverage revenue CPMs in 2022, compared to 2021, contributed to the increase as well.
Operating expenses. Total operating expenses increased $17.9 million, or 41.1%, from $43.6 million for the second quarter of 2021 to $61.5 million for the second quarter of 2022. The following table shows the changes in operating expense for the second quarter of 2022 (in millions):

			$ Change	% Change
	Q2 2022	Q2 2021	Q2 2021 to Q2 2022	Q2 2021 to Q2 2022
Advertising operating costs	$8.3	$3.2	$5.1	159.4%
Network costs	2.1	1.9	0.2	10.5%
Theater access fees and revenue share—founding members	23.2	11.2	12.0	107.1%
Selling and marketing costs	10.4	8.9	1.5	16.9%
Administrative and other costs	9.7	9.6	0.1	1.0%
Depreciation expense	1.5	2.6	(1.1)	(42.3)%
Amortization of intangibles recorded for network theater screen leases	6.3	6.2	0.1	1.6%
Total operating expenses	$61.5	$43.6	$17.9	41.1%
Advertising operating costs. Advertising operating costs increased $5.1 million, or 159.4%, from $3.2 million for the second quarter of 2021 to $8.3 million for the second quarter of 2022. The majority of the increase was due to $5.0 million of higher advertising affiliate expense, which was driven by improved revenue for the second quarter of 2022, as compared to the second quarter of 2021.
Network costs. Network costs increased $0.2 million, or 10.5%, from $1.9 million for the second quarter of 2021 to $2.1 million for the second quarter of 2022. This increase was primarily due to a $0.2 million increase in personnel related expenses from the reinstatement of full salaries to employees in the first quarter of 2022, compared to the second quarter of 2021 when temporary salary and wage reductions were in place.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased from $11.2 million for the second quarter of 2021 to $23.2 million for the second quarter of 2022. This increase was primarily due to the substantial increase in theater attendance for the second quarter of 2022 as compared to the second quarter of 2021, resulting in $8.1 million of additional expense. Additionally, $3.1 million of the increase was associated with the founding member digital screens which were partially not in use in the second quarter of 2021 and a $0.8 million increase in platinum revenue share in the second quarter of 2022, compared to the second quarter of 2021.
Selling and marketing costs. Selling and marketing costs increased $1.5 million, or 16.9%, from $8.9 million for the second quarter of 2021 to $10.4 million for the second quarter of 2022. This increase was primarily due to a $0.6 million increase in personnel related expenses from the reinstatement of full salaries to employees in the first quarter of 2022, compared to the second quarter of 2021 when temporary salary and wage reductions were in place, a $0.5 million expense increase related to increasing market activity and a $0.5 million increase in the allowance for doubtful accounts driven by the increase in revenue in the second quarter of 2022, compared to the second quarter of 2021. These increases were partially offset by a $0.2 million decrease in publisher expense for the second quarter of 2022, compared to the second quarter of 2021.
Administrative and other costs. Administrative and other costs remained stable with an increase of $0.1 million, or 1.0%, from $9.6 million for the second quarter of 2021 to $9.7 million for the second quarter of 2022.
Depreciation expense. Depreciation expense decreased $1.1 million, or 42.3%, from $2.6 million for the second quarter of 2021 to $1.5 million in the second quarter of 2022, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen increased $0.1 million, or 1.6%, from $6.2 million for the second quarter of 2021 to $6.3 million for the second quarter of 2022.
Non-operating expenses. Total non-operating expenses decreased $3.1 million, or 17.9%, from $17.3 million for the second quarter of 2021 to $14.2 million for the second quarter of 2022. The following table shows the changes in non-operating expense for the second quarter of 2022 and the second quarter of 2021 (in millions):

			$ Change	% Change
	Q2 2022	Q2 2021	Q2 2021 to Q2 2022	Q2 2021 to Q2 2022
Interest on borrowings	$20.4	$16.9	$3.5	20.7%
Interest income	(0.1)	(0.1)	—	—%
(Gain) loss on modification and retirement of debt, net	(5.9)	0.4	(6.3)	(1575.0)%
(Gain) loss on the re-measurement of the payable to founding members under the tax receivable agreement	(0.1)	0.1	(0.2)	(200.0)%
Other non-operating (income) expense	(0.1)	—	(0.1)	(100.0)%
Total non-operating expenses	$14.2	$17.3	$(3.1)	(17.9)%

The decrease in non-operating expense was primarily due to a $6.3 million increase in the gain on the modification and retirement of debt driven by NCM Inc.’s purchase of $25.8 million of the Notes due 2028 on the open market, reducing the principal amount owed by NCM LLC to third parties as of June 30, 2022. This was partially offset by a $0.2 million increase in the gain on the re-measurement of the payable to founding members under the TRA related to the increase in our payable to the founding members under the TRA resulting from an increase in projected taxable income before TRA deductions for the year ended December 29, 2022. The increase was also due to a $3.5 million increase in interest on borrowings primarily related to the issuance of the New Revolving Credit Agreement in January of 2022.
Net Loss. Net loss decreased $22.0 million from net loss of $22.7 million for the second quarter of 2021 to $0.7 million for the second quarter of 2022. The decrease in net loss was due to a $35.2 million increase in operating income and a $3.1 million decrease in non-operating expense, offset by a $16.3 million decrease in net loss attributable to noncontrolling interests.
Six months ended June 30, 2022 and July 1, 2021
Revenue. Total revenue increased 430.9%, from $19.4 million for the six months ended July 1, 2021 to $103.0 million for the six months ended June 30, 2022.  The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	June 30, 2022	July 1, 2021	YTD 2021 to YTD 2022	YTD 2021 to YTD 2022
National advertising revenue	$77.0	$11.8	$65.2	552.5%
Local and regional advertising revenue	16.6	5.0	11.6	232.0%
Founding member advertising revenue from beverage concessionaire agreements	9.4	2.6	6.8	261.5%
Total revenue	$103.0	$19.4	$83.6	430.9%
The following table shows data on theater attendance and revenue per attendee for the six months ended June 30, 2022 and July 1, 2021:

	Six Months Ended		% Change
	June 30, 2022	July 1, 2021	YTD 2021 to YTD 2022
National advertising revenue per attendee	$0.385	$0.188	104.8%
Local and regional advertising revenue per attendee	$0.083	$0.079	5.1%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.468	$0.267	75.3%
Total revenue per attendee	$0.514	$0.308	66.9%
Total theater attendance (in millions) (1)	200.2	62.9	218.3%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue increased by $65.2 million, or 552.5%, from $11.8 million for the six months ended July 1, 2021 to $77.0 million for the six months ended June 30, 2022. The increase was due to a significant increase in impressions sold and a 41.4% increase in national advertising CPMs for the six months ended

June 30, 2022, compared to the six months ended July 1, 2021. The increase in impressions sold was primarily due to an increase in network attendance and an increase in national advertising utilization due to the increased movie slate and return of advertisers to the network in the second quarter of 2022.
Local and regional advertising revenue. Local and regional advertising revenue increased by $11.6 million, or 232.0%, from $5.0 million for the six months ended July 1, 2021 to $16.6 million for the six months ended June 30, 2022. The increase in local and regional advertising revenue was due primarily to our network being fully reopened for the six months ended June 30, 2022, considering that 40% of our network remained closed for three of the six months ended July 1, 2021. The increase was also driven by a significant increase in network attendance primarily due to an increase in movie slate in the six months ended June 30, 2022, compared the six months ended July 1, 2021.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $6.8 million, or 261.5%, from $2.6 million for the six months ended July 1, 2021 to $9.4 million for the six months ended June 30, 2022. The increase was due to a 230.9% increase in founding member attendance for the six months ended June 30, 2022, compared to the six months ended July 1, 2021 and an increase in beverage revenue CPMs in 2022, compared to 2021.
Operating expenses. Total operating expenses increased $42.6 million, or 55.1%, from $77.3 million for the six months ended July 1, 2021 to $119.9 million for the six months ended June 30, 2022. The following table shows the changes in operating expense for the six months ended June 30, 2022 and July 1, 2021 (in millions):

	Six Months Ended		$ Change	% Change
	June 30, 2022	July 1, 2021	YTD 2021 to YTD 2022	YTD 2021 to YTD 2022
Advertising operating costs	$13.0	$4.7	$8.3	176.6%
Network costs	4.1	3.7	0.4	10.8%
Theater access fees and revenue share—founding members	41.1	14.3	26.8	187.4%
Selling and marketing costs	20.6	16.6	4.0	24.1%
Administrative and other costs	19.4	19.8	(0.4)	(2.0)%
Impairment of long-lived assets	5.8	—	5.8	(100.0)%
Depreciation expense	3.5	5.9	(2.4)	(40.7)%
Amortization of intangibles recorded for network theater screen leases	12.4	12.3	0.1	0.8%
Total operating expenses	$119.9	$77.3	$42.6	55.1%
Advertising operating costs. Advertising operating costs increased $8.3 million, or 176.6%, from $4.7 million for the six months ended July 1, 2021 to $13.0 million for the six months ended June 30, 2022. The majority of the increase was due to $8.1 million of higher advertising affiliate expense, which was driven by improved revenue for the six months ended June 30, 2022, compared to the six months ended July 1, 2021.
Network costs. Network costs increased $0.4 million, or 10.8%, from $3.7 million for the six months ended July 1, 2021 to $4.1 million for the six months ended June 30, 2022. The increase was primarily related to a $0.3 million increase in personnel related costs due to the reinstatement of full salaries to all employees in the first quarter of 2022 impacting the six months ended June 30, 2022, compared to the six months ended July 1, 2021 when temporary salary and wage reductions were in place.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased from $14.3 million for the six months ended July 1, 2021 to $41.1 million for the six months ended June 30, 2022. This increase was primarily due to $14.5 million caused by the substantial increase in theater attendance for the six months ended June 30, 2022, as compared to the six months ended July 1, 2021. Additionally, $11.2 million of the increase in the expense was associated with the founding member digital screens which were partially not in use in the six months ended July 1, 2021 and a $1.1 million increase in platinum revenue share in the six months ended June 30, 2022, compared to the six months ended July 1, 2021.
Selling and marketing costs. Selling and marketing costs increased $4.0 million, or 24.1%, from $16.6 million for the six months ended July 1, 2021 to $20.6 million for the six months ended June 30, 2022. This increase was primarily due to a $1.7 million expense increase related to increasing market activity, a $1.5 million increase in personnel related expenses from the reinstatement of full salaries to employees in the first quarter of 2022 impacting the six months ended June 30, 2022, compared to the six months ended July 1, 2021 when temporary salary and wage reductions were in place and a $1.0 million increase in bad debt expense driven by the increase in revenue in the second quarter of 2022, compared to the second quarter of 2021. These increases were partially offset by a $0.7 million decrease in non-cash barter expense for the six months ended June 30, 2022, compared to the six months ended July 1, 2021.
Administrative and other costs. Administrative and other costs decreased $0.4 million, or 2.0%, from $19.8 million for the six months ended July 1, 2021 to $19.4 million for the six months ended June 30, 2022. This decrease was primarily due to a $1.6 million decrease in personnel related expenses driven by a $1.4 million decrease in share-based compensation expense in the six months ended June 30, 2022, compared to the six months ended July 1, 2021, partially offset by a $0.4 million decrease in capitalized personnel costs. The decrease was also partially offset by a $0.4 million increase in cloud computing expense incurred following the implementation of our new cinema advertising management system in the first quarter of 2021, $0.2 million related to an increase in insurance expense and a $0.1 million increase in legal and professional fees.
Impairment of long-lived assets. Impairment of long-lived assets increased $5.8 million, or 100%, from $0.0 million for the six months ended July 1, 2021 to $5.8 million for the six months ended June 30, 2022. This increase in impairment expense consisted of the write-off of certain long-lived assets during the first quarter of 2022.
Depreciation expense. Depreciation expense decreased $2.4 million, or 40.7%, from $5.9 million for the six months ended July 1, 2021 to $3.5 million for the six months ended June 30, 2022, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen increased $0.1 million, or 0.8%, from $12.3 million for the six months ended July 1, 2021 to $12.4 million for the six months ended June 30, 2022.
Non-operating expenses. Total non-operating expenses increased $6.7 million, or 21.6%, from $31.0 million for the six months ended July 1, 2021 to $37.7 for the six months ended June 30, 2022. The following table shows the changes in non-operating expense for the six months ended June 30, 2022 and July 1, 2021 (in millions):

	Six Months Ended		$ Change	% Change
	June 30, 2022	July 1, 2021	YTD 2021 to YTD 2022	YTD 2021 to YTD 2022
Interest on borrowings	$37.6	$31.6	$6.0	19.0%
Interest income	(0.1)	(0.1)	$—	—%
(Gain) loss on modification and retirement of debt, net	(5.9)	0.8	$(6.7)	(837.5)%
Loss (gain) on the re-measurement of the payable to founding members under the tax receivable agreement	6.3	(1.4)	$7.7	(550.0)%
Other non-operating (income) expense	(0.2)	0.1	$(0.3)	(300.0)%
Total non-operating expenses	$37.7	$31.0	$6.7	21.6%

The increase in non-operating expense was primarily due to a $7.7 million increase in the loss on the re-measurement of the payable to founding members under the TRA related to the increase in our payable to the founding members under the TRA resulting from an increase in projected taxable income before TRA deductions for the year ended December 29, 2022 and a $6.0 million increase in interest on borrowings primarily related to the issuance of the New Revolving Credit Agreement in January of 2022. These increases were partially offset by a $6.7 million increase in the gain on the modification and retirement of debt driven by NCM Inc.’s purchase of $25.8 million of the Notes due 2028 on the open market, reducing the principal amount owed by NCM LLC to third parties as of June 30, 2022.
Net Loss. Net loss decreased $16.2 million from net loss of $42.1 million for the six months ended July 1, 2021 to $25.9 million for the six months ended June 30, 2022. The decrease in net loss was due to a $41.0 million decrease in operating loss, partially offset by a $18.1 million decrease in net loss attributable to noncontrolling interests and a $6.7 million decrease in non-operating expense.
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
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and six months of 2022 and 2021, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year.
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
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, certain theaters within the Company’s network remained temporarily closed during a portion of 2021 and the Company's ability to advertise within the reopened theaters in 2021 was limited due to lower than historical levels of attendance due in part to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company’s attendance levels have continued to improve but still remain below historic levels, which continues to impact cash receipts and advertising revenue. Further, there is a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company's network were closed or attendance levels were low as expenses related to theater attendance (i.e., theater access fees, Platinum Spot revenue share and network affiliate revenue share payments) were either not incurred or incurred at lower levels . As all of the theaters within our network were open during the first six months of 2022, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance increases following the continued release of many major motion pictures. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
•Offered the option for the Board to receive the cash retainers beginning with the first quarter of 2021 in equivalent value of the Company’s common stock in lieu of cash;
•Curtailed certain non-essential operating expenditures, including marketing, research, and consulting services;
•Temporarily suspended the 401K employee match program;
•Terminated or deferred certain non-essential capital expenditures;
•Strategically worked with our vendors, and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 Pandemic;
•Decreased our quarterly dividend beginning in the second quarter of 2020, which results in cash savings of $13.0 million in the second quarter of 2022 and cash savings of $84.3 million for NCM, Inc. since the beginning of the pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility, in March 2021, we received $43.0 million in proceeds under incremental term loans that mature on December 20, 2024, and in January 2022 we received $43.3 million in proceeds under an incremental revolving credit facility that matures on June 20, 2023. The $57.7 million of cash at NCM LLC as of June 30, 2022 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
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
Also on January 5, 2022, NCM LLC also entered into the New Revolving Credit Agreement among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The New Revolving Credit Agreement provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The New Revolving Credit Agreement provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the New Revolving Credit Agreement at any time before maturity. The New Revolving Credit Agreement also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. In accordance with the New Revolving Credit Agreement and the Credit Agreement Third Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the fourth quarter of 2023, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility. As of June 30, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended, and the New Revolving Credit Agreement.
The Company has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of June 30, 2022, that mature on June 20, 2023 (see Note 6). The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Under the Credit Agreement, failure to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. The Company does not have available liquidity to repay any accelerated principal of term loans or tranches of the outstanding senior notes upon an event of default within one year after the date that the financial statements are issued. Additionally, the Company does not expect to meet its financial covenants within one year following the date that these financial statements are issued. If these financial covenants are not met a majority of the lenders of the Senior Secured Credit Facility are permitted under the Credit Agreement to accelerate the debt which would also result in an event of default for the senior notes. In this event, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management’s plans include amending NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amending its Senior Secured Credit Facility to extend a waiver of these financial covenants, or obtaining additional debt financing through a loan from third parties, and/or NCM, Inc. Management expects to conclude one of these alternatives; however, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, management believes the Company can meet its operating obligations as they become due.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 30, 2022	December 30, 2021	July 1, 2021	YE 2021 to Q2 2022	Q2 2021 to Q2 2022
Cash, cash equivalents and marketable securities (1)	$74.4	$102.5	$149	$(28.1)	$(74.6)
NCM LLC revolving credit facility availability (2)	6.8	6.8	5.6	—	1.2
Total liquidity	$81.2	$109.3	$154.6	$(28.1)	$(73.4)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of June 30, 2022, December 30, 2021 and July 1, 2021, was $57.7 million, $58.6 million and $98.2 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility pursuant to the Credit Agreement was $175.0 million as of June 30, 2022, December 30, 2021 and July 1, 2021. As of June 30, 2022, December 30, 2021 and July 1, 2021, the amount available under the NCM LLC revolving credit facility pursuant to the Credit Agreement in the table above was net of the amount outstanding under the revolving credit facility of $167.0 million, $167.0 million and $167.0 million, respectively, and net letters of credit of $1.2 million, $1.2 million and $2.4 million, respectively.
As of June 30, 2022, the weighted average remaining maturity of our debt was 3.7 years. As of June 30, 2022, approximately 53% of our total borrowings bear interest at fixed rates. The remaining 47% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Six Months Ended
	June 30, 2022	July 1, 2021
Operating cash flow	$(40.4)	$(61.6)
Investing cash flow	$(1.5)	$(2.9)
Financing cash flow	$13.8	$31.6
•Operating Activities. The $21.2 million decrease in cash used in operating activities for the six months ended June 30, 2022, as compared to the six months ended July 1, 2021, was primarily due to a $34.3 million decrease in consolidated net loss, $7.7 million decrease in the noncash loss on the remeasurement of the payable to founding members under the TRA, a $5.8 million increase in the impairment of long-lived assets related to the write down in the first quarter of 2022 of certain internally developed software no longer in use and a $4.8 million decrease in cash used in other changes in operating assets and liabilities, partially offset by a $15.0 million decrease in the receivable balance driven by higher revenue in the six months ended June 30, 2022, compared to the six months ended July 1, 2021, a $7.7 million increase in deferred revenue related to higher revenue and a $6.7 million increase in the gain on the early retirement of debt.

•Investing Activities. The $1.4 million decrease in cash used in investing activities for the six months ended June 30, 2022, as compared to the six months ended July 1, 2021, was due to a $1.4 million decrease in purchases of property and equipment in the six months ended June 30, 2022, as compared to the six months ended July 1, 2021.
•Financing Activities. The $17.8 million decrease in cash provided by financing activities for the six months ended June 30, 2022, as compared to the six months ended July 1, 2021 was primarily due to the $50.0 million issuance of the second tranche of term loans that occurred in the first quarter of 2021 and $19.8 million increase in the purchase of Notes due 2028, partially offset by the $50.0 million increase from the issuance of the New Revolving Credit Facility in the first quarter of 2022, and a $1.8 million decrease in dividends paid related to the decrease in the dividend amounts declared from $0.10 per share during the six months ended July 1, 2021 to $0.08 per share during the six months ended June 30, 2022.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of June 30, 2022 were $74.4 million (including $57.7 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, NCM LLC entered in the New Revolving Credit Agreement and drew down upon the new revolving credit facility of $50.0 million. The $57.7 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members have been affected by the impact of the COVID-19 Pandemic on our operations and may be deferred through the quarter ending December 28, 2023 or longer due to the limitations instituted by the Credit Agreement First Amendment, Credit Agreement Second Amendment and Credit Agreement Third Amendment. NCM LLC is required pursuant to the terms of the NCM LLC operating agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to NCM LLC’s members for the six months ended June 30, 2022 was calculated as approximately negative $33.4 million, of which NCM, Inc.'s share is approximately negative $15.8 million. Further there was $93.7 million and $85.2 million of negative available cash generated during the years ended December, 30, 2021 and December 31, 2020, respectively. Pursuant to the NCM LLC operating agreement and the Credit Agreement amendments, there will be no available cash distributions made for the first or second quarter of 2022. Negative available cash distributions for the years of 2021 and 2020 are expected to be netted in accordance with the NCM LLC operating agreement against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Credit Agreement) to fund payments associated with the TRA with the founding members and current and future dividends as declared by the Board of Directors, including a dividend declared on August 8, 2022 of $0.03 per share (approximately $2.4 million) on each share of the Company’s common stock (not including outstanding restricted stock) to stockholders of record on August 22, 2022 to be paid on September 6, 2022. The Company does not expect to make a TRA payment in 2022 for the 2021 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and its regular dividend for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular quarterly dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited

Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 30, 2021 and incorporated by reference herein.  As of June 30, 2022, there were no significant changes in those critical accounting policies.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk. As of June 30, 2022, the only interest rate risk that we are exposed to is related to our $225.0 million revolving credit facilities and our term loans. A 100-basis point fluctuation in market interest rates underlying our term loans and revolving credit facilities would have the effect of increasing or decreasing our cash interest expense by approximately $5.3 million for an annual period on the $217.0 million in revolving credit balances, $49.4 million term loan and $259.2 million incremental term loan outstanding as of June 30, 2022.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates as of June 30, 2022 that has had the effect of reducing the Company's interest rate risk. If interest rates increase, this will increase the Company’s interest rate risk.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 30, 2022 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We may be unsuccessful in extending the maturity dates of NCM LLC’s Revolving Credit Facilities, amending its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtaining additional debt financing from third parties. The failure to obtain such an extension, waiver or obtain additional debt financing could lead to our failure to pay outstanding debt when due and an event of default, which gives rise to substantial doubt about our ability to continue as a going concern.
The Company has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of June 30, 2022, that mature on June 20, 2023. The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Under the Credit Agreement, failure to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for each tranche of the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. The Company does not have available liquidity to repay any accelerated principal of term loans or tranches of the outstanding senior notes upon an event of default within one year after the date that the financial statements are issued. Additionally, the Company does not expect to meet its financial covenants within one year following the date that these financial statements are issued. If these financial covenants are not met a majority of the lenders of the Senior Secured Credit Facility are permitted under the Credit Agreement to accelerate the debt which would also result in an event of default for the senior notes. In this event, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Management believes it will be able to amend NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amend its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtain additional debt financing through a loan from third parties, and/or NCM, Inc., but there is no assurance that the Company will be successful in completing any of these options in a timely manner, or on acceptable terms, if at all.
Management believes that based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, the Company can meet its operating obligations as they become due. However, the failure to amend the Revolving Credit Facilities to extend the maturity dates, amend its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtain additional debt financing through a loan from third parties and any associated events of default under the Credit Agreement or NCM LLC’s senior notes would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
April 1, 2022 through April 28, 2022	343	$2.17	—	N/A
April 29, 2022 through May 26, 2022	478	$2.21	—	N/A
May 27, 2022 through June 30, 2022	—	$—	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	First Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of May 4, 2022.
10.2	(2)	Standard General L.P. Registration Letter to National CineMedia, Inc., dated as of June 2, 2022.
10.3	*	Employment Agreement dated August 1, 2022 between National CineMedia, Inc. and Thomas F. Lesinski.
10.4	*	Second Amendment to Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Cinemark USA, Inc.
10.5	*	Third Amendment to the Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Regal Cinemas, Inc.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.1	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 9, 2022.
(2)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on June 2, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	August 8, 2022	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2022	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)