Form 10-Q
period 2022-09-29
National CineMedia, Inc.
filed 2022-11-07
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 3, 2022, 82,000,152 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	September 29, 2022	December 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73.5	$101.2
Short-term marketable securities	0.3	0.3
Receivables, net of allowance of $1.7 and $1.7, respectively	58.8	53.0
Other current assets and prepaid expenses	4.7	3.9
Total current assets	137.3	158.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $55.7 and $59.9, respectively	12.7	21.3
Intangible assets, net of accumulated amortization of $263.9 and $245.6, respectively	596.8	606.3
Deferred tax assets, net of valuation allowance of $227.5 and $223.8, respectively	—	—
Other investments	0.8	0.8
Long-term marketable securities	1.0	1.0
Debt issuance costs, net	4.8	4.5
Other assets	22.0	25.1
Total non-current assets	638.1	659.0
TOTAL ASSETS	$775.4	$817.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net	$14.1	$11.8
Payable to founding members under tax receivable agreement (including payables to related parties of $0.3 and $0.0, respectively)	0.4	—
Accrued expenses	15.8	13.4
Accrued payroll and related expenses	9.6	7.9
Accounts payable	18.3	16.3
Deferred revenue	9.6	15.0
Short-term debt	220.2	3.2
Other current liabilities	2.2	2.2
Total current liabilities	290.2	69.8
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $8.6 and $10.5, respectively	901.0	1,094.3
Payable to founding members under tax receivable agreement (including payables to related parties of $14.1 and $11.9, respectively)	19.4	16.4
Other liabilities	18.6	20.4
Total non-current liabilities	939.0	1,131.1
Total liabilities	1,229.2	1,200.9
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 and 175,000,000 shares authorized, 81,701,661 and 80,626,889 issued and outstanding, respectively	0.8	0.8
Additional paid in capital/(deficit)	(189.1)	(195.5)
Retained earnings (distributions in excess of earnings)	(376.5)	(332.0)
Total NCM, Inc. stockholders’ equity/(deficit)	(564.8)	(526.7)
Noncontrolling interests	111.0	143.2
Total equity/(deficit)	(453.8)	(383.5)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$775.4	$817.4
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
REVENUE (including revenue from related parties of $3.9, $2.7, $11.3 and $4.7, respectively)	$54.5	$31.7	$157.5	$51.1
OPERATING EXPENSES:
Advertising operating costs	6.3	5.2	19.3	9.9
Network costs	2.1	2.0	6.2	5.7
Theater access fees and revenue share to founding members (including fees to related parties of $15.4, $11.4, $45.2, and $19.8, respectively)	21.3	16.7	62.4	31.0
Selling and marketing costs	10.4	8.2	31.0	24.8
Administrative and other costs	10.8	9.6	30.2	29.4
Impairment of long-lived assets	—	—	5.8	—
Depreciation expense	1.5	2.5	5.1	8.4
Amortization of intangibles recorded for network theater screen leases	6.3	6.2	18.7	18.5
Total	58.7	50.4	178.7	127.7
OPERATING LOSS	(4.2)	(18.7)	(21.2)	(76.6)
NON-OPERATING EXPENSES (INCOME):
Interest on borrowings	19.8	16.6	57.3	48.2
Interest income	(0.1)	—	(0.1)	(0.1)
(Gain) loss on modification and retirement of debt, net	—	—	(5.9)	0.8
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(2.2)	(1.8)	4.0	(3.2)
Other non-operating (income) expense	—	—	(0.2)	0.1
Total	17.5	14.8	55.1	45.8
LOSS BEFORE INCOME TAXES	(21.7)	(33.5)	(76.3)	(122.4)
Income tax expense	—	—	—	—
CONSOLIDATED NET LOSS	(21.7)	(33.5)	(76.3)	(122.4)
Less: Net loss attributable to noncontrolling interests	(12.8)	(18.3)	(41.5)	(65.1)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(8.9)	$(15.2)	$(34.8)	$(57.3)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(8.9)	$(15.2)	$(34.8)	$(57.3)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.11)	$(0.19)	$(0.43)	$(0.72)
Diluted	$(0.11)	$(0.19)	$(0.43)	$(0.72)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,605,806	80,359,723	81,371,370	79,652,152
Diluted	81,605,806	80,359,723	81,371,370	79,652,152
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Nine Months Ended
	September 29, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(76.3)	$(122.4)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation expense	5.1	8.4
Amortization of intangibles recorded for network theater screen leases	18.7	18.5
Non-cash share-based compensation	5.1	6.5
Impairment of long-lived assets	5.8	—
Amortization of debt issuance costs	6.7	3.0
(Gain) loss on modification and retirement of debt, net	(5.9)	0.8
Non-cash loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	4.0	(3.2)
Other	0.5	0.3
Founding member integration and other encumbered theater payments	2.6	0.3
Payment to the founding members under tax receivable agreement (including payments to related parties of $0.0 and $0.6, respectively)	—	(0.9)
Other cash flows from operating activities	0.2	(0.1)
Changes in operating assets and liabilities:
Receivables, net	(6.5)	(12.3)
Accounts payable and accrued expenses (including payments to related parties of $0.0 and $0.6, respectively)	7.6	4.8
Amounts due to/from founding members, net	1.3	2.0
Deferred revenue	(5.4)	6.0
Other, net	(0.2)	(4.2)
Net cash used in operating activities	(36.7)	(92.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.0)	(3.9)
Proceeds from sale and maturities of marketable securities	—	0.3
Net cash used in investing activities	(2.0)	(3.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(9.5)	(12.9)
Issuance of revolving credit facility	50.0	—
Issuance of term loans	—	50.0
Repayment of Notes due 2028	(19.8)	—
Repayment of term loan facility	(2.4)	(2.3)
Payment of debt issuance costs	(7.0)	(7.2)
Repurchase of stock for restricted stock tax withholding	(0.3)	(1.7)
Net cash provided by financing activities	11.0	25.9
CHANGE IN CASH AND CASH EQUIVALENTS:	(27.7)	(70.2)
Cash and cash equivalents at beginning of period	101.2	180.3
Cash and cash equivalents at end of period	$73.5	$110.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 29, 2022	September 30, 2021
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.4	$14.1
Purchase of subsidiary equity with NCM, Inc. equity	$—	$6.6
Dividends declared not requiring cash in the period	$0.7	$1.0
Supplemental disclosure of cash flow information:
Cash paid for interest	$48.9	$42.3
Cash refunds for income taxes	$(0.1)	$(0.1)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—July 1, 2021	$(349.0)	80,238,751	$0.8	$(197.6)	$(317.4)	$165.2
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	0.3	—	(0.2)
Comprehensive loss, net of tax	(33.5)	—	—	—	(15.2)	(18.3)
Share-based compensation issued, net of tax	(0.4)	178,759	—	(0.4)	—	—
Share-based compensation expensed/capitalized	1.7	—	—	1.1	—	0.6
Cash dividends declared $0.05 per share	(4.1)	—	—	—	(4.1)	—
Balance— September 30, 2021	$(385.2)	80,417,510	$0.8	$(196.6)	$(336.7)	$147.3

Balance—June 30, 2022	$(431.3)	81,492,426	$0.8	$(190.4)	$(364.9)	$123.3
Income tax and other impacts of NCM LLC ownership changes	(0.2)	—	—	0.1	—	(0.3)
Comprehensive loss, net of tax	(21.7)	—	—	—	(8.9)	(12.8)
Share-based compensation issued, net of tax	(0.1)	209,235	—	(0.1)	—	—
Share-based compensation expensed/capitalized	2.2	—	—	1.4	—	0.8
Cash dividends declared $0.03 per share	(2.7)	—	—	—	(2.7)	—
Balance—September 29, 2022	$(453.8)	81,701,661	$0.8	$(189.1)	$(376.5)	$111.0

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.1	—	—	6.8	—	7.3
Income tax and other impacts of NCM LLC ownership changes	(0.2)	—	—	1.2	—	(1.4)
Issuance of shares	6.6	1,390,567	—	6.6	—	—
NCM LLC common membership unit redemption	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(122.4)	—	—	—	(57.3)	(65.1)
Share-based compensation issued, net of tax	(1.8)	986,125	—	(1.8)	—	—
Share-based compensation expensed/capitalized	6.7	—	—	4.7	—	2.0
Cash dividends declared $0.15 per share	(13.0)	—	—	—	(13.0)	—
Balance— September 30, 2021	$(385.2)	80,417,510	$0.8	$(196.6)	$(336.7)	$147.3

Balance—December 30, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	0.4	—	—	(1.6)	—	2.0
Comprehensive loss, net of tax	(76.3)	—	—	—	(34.8)	(41.5)
Share-based compensation issued, net of tax	(0.3)	1,074,772	—	(0.3)	—	—
Share-based compensation expensed/capitalized	5.2	—	—	3.4	—	1.8
Cash dividends declared $0.11 per share	(9.7)	—	—	—	(9.7)	—
Balance—September 29, 2022	$(453.8)	81,701,661	$0.8	$(189.1)	$(376.5)	$111.0

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
The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with the founding members and with certain third-party network affiliates, under long-term network affiliate agreements. The impacts from the COVID-19 Pandemic have had and continue to have an effect on the world and our business. The movie slate for 2022 has improved from prior years but continues to be limited by post-production delays and major motion picture release schedule changes. The attendance level has increased from the prior year, but it has not met historical levels and has not been consistent throughout the year due to timing of major motion picture releases. In-theater advertising revenue for the year ended December 30, 2021 and the nine months ended September 29, 2022 also remained below historical levels due in part to a lag between the recovery of attendees and advertisers, as well as current macroeconomic factors.
On September 17, 2019, NCM LLC entered into amendments to the ESAs with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (weighted based upon pre-COVID-19 attendance levels) of approximately 17.0 years as of September 29, 2022. The network affiliate agreements expire at various dates between November 2022 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 15.1 years as of September 29, 2022 (weighted based upon pre-COVID-19 attendance levels).
As of September 29, 2022, NCM LLC had 172,030,901 common membership units outstanding, of which 81,701,661 (47.5%) were owned by NCM, Inc., 40,683,797 (23.6%) were owned by Regal, 43,690,797 (25.4%) were owned by Cinemark and 5,954,646 (3.5%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis, at the discretion of the holder.
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
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 5—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties. The Company manages its business under one operating and reportable segment of advertising.
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
The Company, through NCM LLC, has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of September 29, 2022, that mature on June 20, 2023 (refer to Note 6—Borrowings). The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Additionally, based on current projections, the Company does not expect to meet certain financial covenants for the period ending March 30, 2023. Further, if the Company’s independent registered public accounting firm includes a “going concern” or like qualification or exception, other than for debt maturing within one year, in its report on the Company’s financial statements for the year ending December 29, 2022, this would be an event of default under the Company’s Credit Agreement at the time the Company’s financial statements for the year ending December 29, 2022 are filed. Under the Credit Agreement, failure to remain in compliance with these covenants or inability to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. Should the Company’s borrowings become due and payable, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management’s plans include amending NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amending its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtaining additional debt financing through a loan from third parties, and/or NCM, Inc. Management expects to conclude one of these alternatives; however, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
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
Revenue Recognition—The Company derives revenue principally from the advertising business, which includes advertising through its on-screen cinema network, lobby network (LEN) and lobby promotions in theaters, and on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment. The Company has changed the classification of the make good provision, retrospectively, to now be included within “Deferred Revenue” on the unaudited Consolidated Balance Sheet rather than “Accrued Expenses” as of September 29, 2022.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of September 29, 2022. The Company had one agency through which it sourced advertising revenue that accounted for 15.7% of the Company's gross outstanding receivable balance as of December 30, 2021. During the three and nine months ended September 29, 2022, the Company had one customer that accounted for 14.6% and 15.0% of the Company’s revenue, respectively. During the three and nine months ended September 30, 2021, the Company had one customer that accounted for 11.8% and 11.6% of the Company's revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to Accounting Standards Certification 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million, $0.0 million, $5.8 million and $0.0 million related to the write-off of certain internally developed software during the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On February 28, 2021, March 2, 2021 and January 19, 2022, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $0.1 million, $0.2 million, $0.5 million and $1.7 million for the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, respectively. During the three months ended September 29, 2022 and September 30, 2021 and the nine months ended September 29, 2022 and September 30, 2021, 230,689, 268,782, 1,155,817 and 1,394,321 shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation. The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Net loss attributable to NCM, Inc.	$(8.9)	$(15.2)	$(34.8)	$(57.3)
NCM LLC equity issued for purchase of intangible asset	—	—	4.9	6.8
Income tax and other impacts of subsidiary ownership changes	0.1	0.3	(1.6)	1.2
NCM LLC common membership unit redemption	—	—	—	(6.6)
Issuance of shares to founding members	—	—	—	6.6
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$(8.8)	$(14.9)	$(31.5)	$(49.3)
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
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® pre-show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
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
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of September 29, 2022. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national, local and regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with, and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three months and nine months ended September 29, 2022 and September 30, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
National advertising revenue	$39.7	$22.6	$116.7	$34.3
Local and regional advertising revenue	9.8	5.7	26.4	10.8
Founding member advertising revenue from beverage concessionaire agreements	5.0	3.4	14.4	6.0
Total revenue	$54.5	$31.7	$157.5	$51.1
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the nine months ended September 29, 2022 that was included within the Deferred Revenue balance as of December 30, 2021 was $12.0 million. As of September 29, 2022 and December 30, 2021, the Company had $6.5 million and $4.4 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the nine months ended September 29, 2022 and September 30, 2021, respectively, were as follows (in millions):

	Nine Months Ended
	September 29, 2022		September 30, 2021
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	0.3	1.4	0.2	2.1
Provision for bad debt	0.4	0.3	0.1	(0.2)
Write-offs, net	(0.4)	(0.3)	—	(0.5)
Balance at end of period	0.3	1.4	0.3	1.4
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

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Net loss attributable to NCM, Inc. (in millions)	$(8.9)	$(15.2)	$(34.8)	$(57.3)
Weighted average shares outstanding:
Basic	81,605,806	80,359,723	81,371,370	79,652,152
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	—	—
Diluted	81,605,806	80,359,723	81,371,370	79,652,152
Loss per NCM, Inc. share:
Basic	$(0.11)	$(0.19)	$(0.43)	$(0.72)
Diluted	$(0.11)	$(0.19)	$(0.43)	$(0.72)
The effect of 90,329,240, 86,188,344, 88,964,109 and 85,601,326 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 7,275,326, 4,797,243, 7,275,326 and 4,797,243 stock options and non-vested (restricted) shares for the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4.  INTANGIBLE ASSETS
Intangible assets consist of contractual rights to provide the Company’s services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company’s intangible assets with its founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. The Company’s intangible assets have a finite useful life and the Company amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the network affiliate agreement. During the third quarter of 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions of reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). On October 21, 2022, Regal filed a motion to reject the ESA without

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third party or bringing any of the services performed by NCM LLC in-house. The Company determined that this announced restructuring and subsequent developments constituted a triggering event for the intangible asset related to Regal under ASC No. 360, Impairment and Disposal of Long-Lived Assets. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further permanent closure of the theaters within the Company's network, renegotiation of the ESA terms and other potential adverse impacts to the Company’s intangible asset resulting from the Cineworld Proceeding. The estimated future cash flows from the ESA calculated within the probability-weighted analysis were in excess of the net book value of the intangible asset and no impairment charge was recorded in the three and nine months ended September 29, 2022. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. While the Company believes that the rights will survive any attempted rejection in the bankruptcy court by Regal, given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the Cineworld Proceeding, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, the Company recorded a reduction to net intangible assets of $0.3 million, $0.2 million, $1.6 million and $0.3 million, respectively, related to other encumbered theater payments. During the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, AMC and Cinemark paid a total of $1.2 million, $0.2 million, $2.6 million and $0.3 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
5.  RELATED PARTY TRANSACTIONS
Founding Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. AMC has owned less than 5% of NCM LLC since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC operating agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC operating agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of September 29, 2022, AMC’s ownership was 3.5% on an as converted to NCM, Inc.’s common stock basis.
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
    The following tables provide summaries of the transactions between the Company and the related party founding members (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
Included in the unaudited Condensed Consolidated Statements of Income:	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$3.9	$2.7	$11.3	$4.7
Operating expenses:
Theater access fee and revenue share to founding members (2)	$15.4	$11.4	$45.2	$19.8
Selling and marketing costs (3)	$0.1	$—	$0.1	$—
Advertising operating costs (3)	$—	$—	$—	$0.1
________________________________________
(1)For the three and nine months ended September 29, 2022 and September 30, 2021, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA. Beverage revenue was limited for periods of reduced attendance due to the COVID-19 Pandemic.
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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	September 29, 2022	December 30, 2021
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$580.7	$589.6
Current payable to founding members under tax receivable agreement (2)	$0.3	$—
Long-term payable to founding members under tax receivable agreement (2)	$14.1	$11.9
________________________________________
(1)Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to all founding members (including AMC).
(2)The Company paid Cinemark and Regal $0.2 million and $0.4 million during 2021, respectively, in payments pursuant to the TRA which were for the 2019 tax year.

Pursuant to the terms of the NCM LLC operating agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Due to the continued recovery from the COVID-19 Pandemic during the nine months ended September 29, 2022, the mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the three months ended September 29, 2022 were calculated as negative $7.7 million (including negative $2.0 million for Cinemark, negative $1.9 million for Regal and negative $3.8 million for NCM, Inc.). The mandatory distributions of available cash by NCM LLC to its related party founding members and NCM, Inc. for the nine months ended September 29, 2022 were calculated as negative $39.9 million (including negative $10.5 million for Cinemark, negative $9.8 million for Regal and negative $19.6 million for NCM, Inc.). Therefore, there will be no payment made for the third quarter of 2022. Under the terms of the NCM LLC operating agreement, these negative amounts will be netted against future positive available cash distributions for the second quarter each fiscal year after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
Amounts due to related party founding members, net, as of September 29, 2022 were comprised of the following (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$7.4	$3.9	$11.3
Total amounts due to founding members, net	$7.4	$3.9	$11.3
Amounts due to related party founding members, net as of December 30, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$5.1	$6.3	$11.4
Total amounts due to founding members, net	$5.1	$6.3	$11.4
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC.  The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.7 million and $0.7 million as of September 29, 2022 and December 30, 2021, respectively. During the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, NCM LLC received cash distributions from AC JV, LLC of $0.0 million, $0.0 million, $0.2 million and $0.0 million, respectively. Equity in earnings (losses) from AC JV, LLC of $0.0 million, $0.0 million, $0.2 million and $(0.1) million for the three months and nine months ended September 29, 2022 and September 30, 2021, respectively, are included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Income.
6.  BORROWINGS
The following table summarizes NCM LLC’s total outstanding debt as of September 29, 2022 and December 30, 2021 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 29, 2022	December 30, 2021	Maturity Date	Interest Rate
Revolving credit facility 2018	$167.0	$167.0	June 20, 2023	(1)
Revolving credit facility 2022	50.0	—	June 20, 2023	(1)
Term loans - first tranche	259.2	261.2	June 20, 2025	(1)
Term loans - second tranche	49.4	49.8	December 20, 2024	(1)
Senior secured notes due 2028	374.2	400.0	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,129.8	1,108.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	(8.6)	(10.5)
Total borrowings, net	1,121.2	1,097.5
Less: current portion of debt	(220.2)	(3.2)
Carrying value of long-term debt	$901.0	$1,094.3
___________________________________________________
(1)The interest rates on the revolving credit facilities and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of September 29, 2022, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $259.2 million term loan (first tranche) and a $49.4 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.9 million as debt issuance costs and $0.8 million within “(Gain) loss on modification and retirement of debt, net” within the nine months ended September 30, 2021.
On January 5, 2022, NCM LLC entered into a third amendment to its Credit Agreement (“Credit Agreement Third Amendment”). Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter. Upon execution of the Credit Agreement Third Amendment, $6.4 million was recorded as debt issuance costs and $0.4 million was recorded within “(Gain) loss on modification and retirement of debt, net” during the year ended December 30, 2021.
The senior secured credit facility contains a number of covenants and various financial ratio requirements including, (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility, each of which has been modified by the Credit Agreement Third Amendment. Pursuant to the terms of the Credit Agreement Third Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the consolidated net senior secured leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. As of September 29, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement Third Amendment described above and the noncompliance with the financial covenants was automatically waived.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 3.00% or the base rate plus 2.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The interest rate on the term loans as of September 29, 2022 was 6.56%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 29, 2022, NCM LLC has paid principal of $10.8 million, reducing the outstanding balance to $259.2 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of September 29, 2022 was 10.56%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of September 29, 2022, NCM LLC has paid principal of $0.6 million, reducing the outstanding balance to $49.4 million.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC's network due to the COVID-19 Pandemic. As of September 29, 2022, NCM LLC’s total availability under the $175.0 million revolving credit facility was $6.8 million, net of $167.0 million outstanding and $1.2 million in letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 1.75% to 2.25% or the base rate plus an applicable margin ranging from 0.75% to 1.25%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received). The weighted-average interest rate on the revolving credit facility as of September 29, 2022 was 6.18%.
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC also entered into a new revolving credit agreement (the “Revolving Credit Agreement 2022”). The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term Secured Overnight Financing Rate (SOFR) plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of September 29, 2022, NCM LLC’s total availability under the $50.0 million revolving credit facility was $0.0 million. The weighted-average interest rate on the revolving credit facility as of September 29, 2022 was 10.86%.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC. NCM LLC repurchased and canceled a total of $20.0 million of the Notes due 2026 during 2019 and 2018, reducing the principal amount to $230.0 million as of September 29, 2022.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. The Notes due 2028 were issued at 100% of the face amount thereof and share in the same collateral that secures NCM LLC's obligations under the senior secured credit facility. In the nine months ended September 29, 2022, NCM Inc. purchased $25.8 million of the Notes due 2028 on the open market, reducing the principal amount owed by NCM LLC to third parties to $374.2 million as of September 29, 2022 and resulting in a $6.0 million gain on extinguishment of debt in the nine months ended September 29, 2022.
7.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the nine months ended September 29, 2022 and for the nine months ended September 30, 2021 resulting in an effective tax rate of 0.0% for both periods. The Company recorded a full valuation allowance on its net deferred tax assets as of December 30, 2021 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of September 29, 2022, resulting in deferred tax expense of $0.0 million for the nine months ended September 29, 2022 and the Company’s effective tax rate of 0.0%.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $17.4 million and short-term and long-term lease liabilities of $2.2 million and $18.6 million, respectively, on the balance sheet as of September 29, 2022 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 29, 2022, the Company had a weighted average remaining lease term of 6.9 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of September 29, 2022, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.
During the three months ended September 29, 2022 and September 30, 2021, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
“Administrative and other costs” within the unaudited Condensed Consolidated Statements of Income depending upon the nature of the use of the facility.

	Three Months Ended		Nine Months Ended
	September 29, 2022	September 30, 2021	September 29, 2022	September 30, 2021
Operating lease cost	$0.9	$0.8	$2.6	$2.6
Variable lease cost	0.1	0.2	0.4	0.4
Total lease cost	$1.0	$1.0	$3.0	$3.0
The Company made total lease payments of $0.9 million, $0.9 million, $2.9 million and $2.9 million during the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment.  As of September 29, 2022 and December 30, 2021, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of September 29, 2022, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $122.8 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from three years to twenty years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.6 million and $0.4 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 29, 2022 and December 30, 2021, respectively within “Accounts payable” in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.
9.  FAIR VALUE MEASUREMENTS
All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
Other investments consisted of the following (in millions):

	As of
	September 29, 2022	December 30, 2021
Investment in AC JV, LLC (1)	$0.7	$0.7
Other investments	0.1	0.1
Total	$0.8	$0.8
_______________________________________
(1)Refer to Note 5—Related Party Transactions. This investment is accounted for utilizing the equity method.
During the three months ended September 29, 2022 and September 30, 2021 and nine months ended September 29, 2022 and September 30, 2021, the Company recorded impairment charges of $0.0 million, $0.0 million, $0.1 million and $0.0 million, respectively, on certain of its investments due to new information regarding the fair value of the investee, which

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
brought the total remaining value of the respective impaired investments to $0.1 million as of September 29, 2022. As of September 29, 2022, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facilities are considered a reasonable estimate of fair value due to its floating-rate terms. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

	As of September 29, 2022		As of December 30, 2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Term loans - first tranche	$259.2	$171.1	$261.2	$236.4
Term loans - second tranche	$49.4	$34.6	$49.8	$48.1
Notes due 2026	$230.0	$50.9	$230.0	$179.4
Notes due 2028	$374.2	$216.3	$400.0	$357.0
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
Recurring Measurements—The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10, Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of September 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$10.7	$10.7	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$12.0	$10.7	$1.3	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$37.1	$37.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$38.4	$37.1	$1.3	$—
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
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of September 29, 2022 and December 30, 2021, there were $1.0 million and $1.0 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of September 29, 2022 or December 30, 2021 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of September 29, 2022 and December 30, 2021 were as follows:

	As of September 29, 2022
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.2
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	$1.0	$1.0	1.3
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3

	As of December 30, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.9
Total short-term marketable securities	0.3	0.3

Long-term certificates of deposit	1.0	1.0	2.0
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
10.  SUBSEQUENT EVENT
On October 17, 2022, NCM LLC elected not to make an interest payment in the amount of $11.8 million, $0.8 million of which relates to notes held by NCM, Inc., due October 17, 2022 under the Senior Secured Notes due 2028, and entered a 30-day grace period under the indenture governing the Senior Secured Notes due 2028. The Company made the payment on November 4, 2022, prior to the end of the applicable grace period.
On November 3, 2022, NCM LLC and NCM, Inc. entered into a Receivable Sales Agreement pursuant to which, NCM, Inc. acquired the right to approximately $4.9 million of NCM LLC’s accounts receivable at a purchase price equal to the book value of the accounts receivable in exchange for a cash payment.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, statements related to the impact of the current COVID-19 Pandemic on our business and results of operations, and statements relating to NCM LLC’s current debt facilities and potential amendments or ability to raise additional debt may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2021. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 30, 2021. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
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
We present two different formats of our Noovie pre-show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates’ theaters, the Noovie pre-show now includes Post-Showtime advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot. As of September 29, 2022, theaters presenting the new Noovie pre-show format with Post-Showtime Inventory made up approximately 59% of our network. All other NCM network theater circuits, which make up the remaining 41% of our network, present the Classic Noovie pre-show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie preshow.
We also sell advertising on our LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Trivia, Noovie Shuffle, and Name That Movie®, as well as a variety of complementary out of home venues, including restaurants and convenience stores, in order to reach entertainment audiences beyond the theater. As of September 29, 2022, over 7.2 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in data sets of approximately 346.5 million as of September 29, 2022. We have long-term ESAs (approximately 17.0 weighted average years remaining) with the founding members and multi-year agreements with our network affiliates, which expire at various dates between November 2022 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 15.1 years as of September 29, 2022. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie pre-show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, and national, local, regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our annual report on Form 10-K filed with the SEC on March 3, 2022 for our fiscal year ended December 30, 2021.
Recent Developments
The impacts from the COVID-19 Pandemic have had and continue to have an effect on the world and our business. The movie slate for 2022 has improved from prior years but continues to be limited by post-production delays and major motion picture release schedule changes. The attendance level has increased from the prior year, but it has not met historical levels and has not been consistent throughout the year due to timing of major motion picture releases. In-theater advertising revenue for the year ended December 30, 2021 and the nine months ended September 29, 2022 also remained below historical levels due in part to a lag between the recovery of attendees and advertisers, as well as current macroeconomic factors.
On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA with NCM LLC, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third party or bringing any of the services performed by NCM LLC in-house. Although there can be no assurances that NCM LLC’s request for declaratory relief will be successful, the Company believes these rights will survive any attempted rejection in the bankruptcy court by Regal. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.
To ensure sufficient liquidity during the recovery from the impacts of the COVID-19 Pandemic, we managed our liquidity position through various cost control methods discussed further within the “Financial Condition and Liquidity” section below. Since the beginning of the COVID-19 Pandemic, the Company has significantly reduced payroll related costs through a combination of temporary measures as well as a headcount reduction of approximately 44% as of September 29, 2022, as compared to headcount levels prior to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. We were still required to pay these screen-based fees when theaters were open, which were reduced for months where screens were in use for only part of the month.
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
On January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

					% Change
	Q3 2022	Q3 2021	YTD 2022	YTD 2021	Q3 2021 to Q3 2022	YTD 2021 to YTD 2022
Revenue	$54.5	$31.7	$157.5	$51.1	71.9%	208.2%
Operating expenses:
Advertising	35.9	29.2	106.2	60.4	22.9%	75.8%
Network, administrative and unallocated costs	22.8	21.2	72.5	67.3	7.5%	7.7%
Total operating expenses	58.7	50.4	178.7	127.7	16.5%	39.9%
Operating loss	(4.2)	(18.7)	(21.2)	(76.6)	(77.5)%	(72.3)%
Non-operating expenses	17.5	14.8	55.1	45.8	18.2%	20.3%
Income tax expense	—	—	—	—	—%	—%
Net loss attributable to noncontrolling interests	(12.8)	(18.3)	(41.5)	(65.1)	(30.1)%	(36.3)%
Net loss attributable to NCM, Inc.	$(8.9)	$(15.2)	$(34.8)	$(57.3)	(41.4)%	(39.3)%

Net loss per NCM, Inc. basic share	$(0.11)	$(0.19)	$(0.43)	$(0.72)	(42.1)%	(40.3)%
Net loss per NCM, Inc. diluted share	$(0.11)	$(0.19)	$(0.43)	$(0.72)	(42.1)%	(40.3)%

Adjusted OIBDA	$7.0	$(8.2)	$15.2	$(43.1)	(185.4)%	(135.3)%
Adjusted OIBDA margin	12.8%	(25.9)%	9.7%	(84.3)%	38.7%	94.0%
Total theater attendance (in millions) (1)	106.6	75.7	306.8	138.6	40.8%	121.4%
_________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”) and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets, advisor fees related to involvement in the Cineworld Proceeding, executive transition costs and costs related to the reorganization of the sales force. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on the Company's operating performance and so highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation policies, amortization of intangibles recorded for network theater screen leases, non-cash share based compensation programs, impairment of long-lived assets, costs related to sales force reorganization, advisor fees related to founding member restructuring, executive transition costs, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization of intangibles recorded for network theater screen leases, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s share-based payment costs, the impairment of long-lived assets, costs related to sales force reorganization, executive transition costs or advisor fees related to the Cineworld Proceeding. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as an indicator of operating performance, nor should it be considered in isolation of, or as a substitute for, financial measures prepared in accordance with GAAP. The Company believes that operating loss is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q3 2022	Q3 2021	YTD 2022	YTD 2021
Operating loss	$(4.2)	$(18.7)	$(21.2)	$(76.6)
Depreciation expense	1.5	2.5	5.1	8.4
Amortization of intangibles recorded for network theater screen leases	6.3	6.2	18.7	18.5
Share-based compensation costs (1)	2.1	1.7	5.1	6.5
Executive transition costs (2)	—	0.1	—	0.1
Impairment of long-lived assets (3)	—	—	5.8	—
Sales force reorganization costs (4)	—	—	0.4	—
Advisor fees related to the Cineworld Proceeding (5)	1.3	—	1.3	—
Adjusted OIBDA	$7.0	$(8.2)	$15.2	$(43.1)
Total revenue	$54.5	$31.7	$157.5	$51.1
Adjusted OIBDA margin	12.8%	(25.9)%	9.7%	(84.3)%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)Executive transition costs represent costs associated with the search for the Company’s new CFO during the third quarter of 2021.
(3)The impairment of long-lived assets primarily relates to the write down of certain internally developed software no longer in use.
(4)Sales force reorganization costs represents redundancy costs associated with changes to the Company’s sales force implemented during the first quarter of 2022.
(5)Advisor and legal fees incurred in connection with the Company’s involvement in the Cineworld Proceeding during the third quarter of 2022.

Our Network—The change in the number of screens in our network by the founding members and network affiliates during the nine months ended September 29, 2022 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 30, 2021	16,436	4,304	20,740
Lost affiliates (1)	—	(288)	(288)
Closures, net of openings (2)	(281)	30	(251)
Balance as of September 29, 2022	16,155	4,046	20,201
______________________________________
(1)Represents the loss of three of our affiliates resulting in a reduction of 288 affiliate screens to our network as of September 29, 2022.
(2)Represents the closure of 251 screens, net of new screens added, across our founding members and network affiliates.
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
Basis of Presentation
The results of operations data for the three months ended September 29, 2022 (third quarter of 2022) and September 30, 2021 (third quarter of 2021) and the nine months ended September 29, 2022 and September 30, 2021 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations

Third Quarter of 2022 and Third Quarter of 2021
Revenue. Total revenue increased 71.9%, from $31.7 million for the third quarter of 2021 to $54.5 million for the third quarter of 2022. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2022	Q3 2021	Q3 2021 to Q3 2022	Q3 2021 to Q3 2022
National advertising revenue	$39.7	$22.6	$17.1	75.7%
Local and regional advertising revenue	9.8	5.7	4.1	71.9%
Founding member advertising revenue from beverage concessionaire agreements	5.0	3.4	1.6	47.1%
Total revenue	$54.5	$31.7	$22.8	71.9%
The following table shows data on theater attendance and revenue per attendee for the three months ended September 29, 2022 and September 30, 2021:

			% Change
	Q3 2022	Q3 2021	Q3 2021 to Q3 2022
National advertising revenue per attendee	$0.372	$0.299	24.4%
Local and regional advertising revenue per attendee	$0.092	$0.075	22.7%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.464	$0.374	24.1%
Total revenue per attendee	$0.511	$0.419	22.0%
Total theater attendance (in millions) (1)	106.6	75.7	40.8%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue increased by $17.1 million, or 75.7%, from $22.6 million for the third quarter of 2021 to $39.7 million for the third quarter of 2022. The increase was due to a 49.1% increase in impressions sold and a 34.5% increase in national advertising CPMs (excluding beverage) in the third quarter of 2022, compared to the third quarter of 2021. The increase in impressions sold was primarily due to a 40.8% increase in network attendance for the third quarter of 2022.
Local and regional advertising revenue. Local and regional advertising revenue increased by $4.1 million, or 71.9%, from $5.7 million for the third quarter of 2021 to $9.8 million for the third quarter of 2022. The increase in local and regional advertising revenue was driven by an increase in revenue from the transportation, travel and public health categories in the third quarter of 2022, compared to the third quarter of 2021 following a significant increase in network attendance.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $1.6 million, or 47.1%, from $3.4 million for the third quarter of 2021 to $5.0 million for the third quarter of 2022. The increase was due to a 42.8% increase in founding member attendance for the third quarter of 2022, compared to the third quarter of 2021 when founding member attendance was negatively impacted by a limited movie slate and COVID-19 related theater closures and restrictions. The increase was also due to contractual increases in the beverage revenue CPMs in 2022, compared to 2021.
Operating expenses. Total operating expenses increased $8.3 million, or 16.5%, from $50.4 million for the third quarter of 2021 to $58.7 million for the third quarter of 2022. The following table shows the changes in operating expense for the third quarter of 2022 (in millions):

			$ Change	% Change
	Q3 2022	Q3 2021	Q3 2021 to Q3 2022	Q3 2021 to Q3 2022
Advertising operating costs	$6.3	$5.2	$1.1	21.2%
Network costs	2.1	2.0	0.1	5.0%
Theater access fees and revenue share—founding members	21.3	16.7	4.6	27.5%
Selling and marketing costs	10.4	8.2	2.2	26.8%
Administrative and other costs	10.8	9.6	1.2	12.5%
Depreciation expense	1.5	2.5	(1.0)	(40.0)%
Amortization of intangibles recorded for network theater screen leases	6.3	6.2	0.1	1.6%
Total operating expenses	$58.7	$50.4	$8.3	16.5%
Advertising operating costs. Advertising operating costs increased $1.1 million, or 21.2%, from $5.2 million for the third quarter of 2021 to $6.3 million for the third quarter of 2022. The increase in advertising operating costs was due to $0.9 million of higher advertising affiliate and partner expense, which was driven by higher revenue for the third quarter of 2022, as compared to the third quarter of 2021.
Network costs. Network costs increased $0.1 million, or 5.0%, from $2.0 million for the third quarter of 2021 to $2.1 million for the third quarter of 2022.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased by $4.6 million, or 27.5%, from $16.7 million for the third quarter of 2021 to $21.3 million for the third quarter of 2022. This increase was primarily due to a $4.0 million increase caused by the substantial increase in founding member theater attendance for the third quarter of 2022 as compared to the third quarter of 2021 and a $0.6 million increase in Platinum Spot revenue share in the third quarter of 2022, compared to the third quarter of 2021.
Selling and marketing costs. Selling and marketing costs increased $2.2 million, or 26.8%, from $8.2 million for the third quarter of 2021 to $10.4 million for the third quarter of 2022. This increase was primarily due to a $1.3 million increase in commission expense, driven by higher revenue in the third quarter of 2022, compared to the third quarter of 2021. Revenue share expenses increased by $0.5 million driven by increased revenue and a $0.2 million increase in software costs in the third quarter of 2022, compared to the third quarter of 2021.
Administrative and other costs. Administrative and other costs increased $1.2 million, or 12.5%, from $9.6 million for the third quarter of 2021 to $10.8 million for the third quarter of 2022. This increase was primarily due to $1.3 million in advisor fees incurred related to the Cineworld Proceeding during the third quarter of 2022 and a $0.2 million increase due to reduced capitalized personnel costs in our technology department during the third quarter of 2022, as compared to the third quarter of 2021. These increases were partially offset by a $0.4 million decrease in other legal and professional fees.
Depreciation expense. Depreciation expense decreased $1.0 million, or 40.0%, from $2.5 million for the third quarter of 2021 to $1.5 million in the third quarter of 2022, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen increased $0.1 million, or 1.6%, from $6.2 million for the third quarter of 2021 to $6.3 million for the third quarter of 2022.
Non-operating expenses. Total non-operating expenses increased $2.7 million, or 18.2%, from $14.8 million for the third quarter of 2021 to $17.5 million for the third quarter of 2022. The following table shows the changes in non-operating expense for the third quarter of 2022 and the third quarter of 2021 (in millions):

			$ Change	% Change
	Q3 2022	Q3 2021	Q3 2021 to Q3 2022	Q3 2021 to Q3 2022
Interest on borrowings	$19.8	$16.6	$3.2	19.3%
Interest income	(0.1)	—	(0.1)	—%
(Gain) loss on the re-measurement of the payable to founding members under the tax receivable agreement	(2.2)	(1.8)	(0.4)	22.2%
Total non-operating expenses	$17.5	$14.8	$2.7	18.2%

The increase in non-operating expense was primarily due to a $3.2 million increase in interest on borrowings primarily related to the issuance of the Revolving Credit Agreement 2022 in January of 2022 as well as rising interest rates, partially offset by a $0.4 million increase in the gain on the re-measurement of the payable to founding members under the tax receivable agreement for the third quarter of 2022, compared to the third quarter of 2021.
Net Loss. Net loss decreased $6.3 million from net loss of $15.2 million for the third quarter of 2021 to $8.9 million for the third quarter of 2022. The decrease in net loss was due to a $14.5 million decrease in operating loss, offset by a $5.5 million decrease in net loss attributable to noncontrolling interests and a $2.7 million decrease in non-operating expense.
Nine months ended September 29, 2022 and September 30, 2021
Revenue. Total revenue increased 208.2%, from $51.1 million for the nine months ended September 30, 2021 to $157.5 million for the nine months ended September 29, 2022.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 29, 2022	September 30, 2021	YTD 2021 to YTD 2022	YTD 2021 to YTD 2022
National advertising revenue	$116.7	$34.3	$82.4	240.2%
Local and regional advertising revenue	26.4	10.8	15.6	144.4%
Founding member advertising revenue from beverage concessionaire agreements	14.4	6.0	8.4	140.0%
Total revenue	$157.5	$51.1	$106.4	208.2%
The following table shows data on theater attendance and revenue per attendee for the nine months ended September 29, 2022 and September 30, 2021:

	Nine Months Ended		% Change
	September 29, 2022	September 30, 2021	YTD 2021 to YTD 2022
National advertising revenue per attendee	$0.380	$0.247	53.8%
Local and regional advertising revenue per attendee	$0.086	$0.078	10.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.466	$0.325	43.4%
Total revenue per attendee	$0.513	$0.369	39.0%
Total theater attendance (in millions) (1)	306.8	138.6	121.4%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue increased by $82.4 million, or 240.2%, from $34.3 million for the nine months ended September 30, 2021 to $116.7 million for the nine months ended September 29, 2022. The increase was due to a significant increase in impressions sold and a 31.6% increase in national advertising CPMs for the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021. The increase in impressions sold was primarily due to a 121.3% increase in network attendance and a 44.0% increase in national advertising utilization due in part to the Company’s ability to participate in the 2022 upfront marketplace, as compared to 2021 when the theaters were closed and the return of advertisers to the network in the nine months ended September 29, 2022.

Local and regional advertising revenue. Local and regional advertising revenue increased by $15.6 million, or 144.4%, from $10.8 million for the nine months ended September 30, 2021 to $26.4 million for the nine months ended September 29, 2022. The increase in local and regional advertising revenue was due primarily to the closure of approximately 40% of our network for three of the nine months ended September 30, 2021. The increase was also driven by an increase in advertiser interest in the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021, following a significant increase in network attendance primarily due to an improved movie slate and the removal of COVID-19 Pandemic related restrictions.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $8.4 million, or 140.0%, from $6.0 million for the nine months ended September 30, 2021 to $14.4 million for the nine months ended September 29, 2022. The increase was due to a 127.0% increase in founding member attendance for the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021. The increase was also due to contractual increases in the beverage revenue CPMs in 2022, compared to 2021.
Operating expenses. Total operating expenses increased $51.0 million, or 39.9%, from $127.7 million for the nine months ended September 30, 2021 to $178.7 million for the nine months ended September 29, 2022. The following table shows the changes in operating expense for the nine months ended September 29, 2022 and September 30, 2021 (in millions):

	Nine Months Ended		$ Change	% Change
	September 29, 2022	September 30, 2021	YTD 2021 to YTD 2022	YTD 2021 to YTD 2022
Advertising operating costs	$19.3	$9.9	$9.4	94.9%
Network costs	6.2	5.7	0.5	8.8%
Theater access fees and revenue share—founding members	62.4	31.0	31.4	101.3%
Selling and marketing costs	31.0	24.8	6.2	25.0%
Administrative and other costs	30.2	29.4	0.8	2.7%
Impairment of long-lived assets	5.8	—	5.8	100.0%
Depreciation expense	5.1	8.4	(3.3)	(39.3)%
Amortization of intangibles recorded for network theater screen leases	18.7	18.5	0.2	1.1%
Total operating expenses	$178.7	$127.7	$51.0	39.9%
Advertising operating costs. Advertising operating costs increased $9.4 million, or 94.9%, from $9.9 million for the nine months ended September 30, 2021 to $19.3 million for the nine months ended September 29, 2022. The majority of the increase was due to $8.9 million of higher advertising affiliate and partner expense, which was driven by higher revenue for the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021 and $0.2 million increase in personnel related costs due to the reinstatement of full salaries to all employees in the first quarter of 2022 impacting the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021 when temporary salary and wage reductions were in place.
Network costs. Network costs increased $0.5 million, or 8.8%, from $5.7 million for the nine months ended September 30, 2021 to $6.2 million for the nine months ended September 29, 2022. The increase was primarily related to a $0.5 million increase in personnel related costs due to the reinstatement of full salaries to all employees in the first quarter of 2022 impacting the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021 when temporary salary and wage reductions were in place.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased by $31.4 million, or 101.3%, from $31.0 million for the nine months ended September 30, 2021 to $62.4 million for the nine months ended September 29, 2022. This increase was primarily caused by an $18.6 million increase due to the substantial increase in founding member theater attendance for the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021, and an $11.1 million increase due to the 38.8% increase in average active screens for the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021. This increase was also due to a $1.7 million increase in Platinum Spot revenue share in the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021.
Selling and marketing costs. Selling and marketing costs increased $6.2 million, or 25.0%, from $24.8 million for the nine months ended September 30, 2021 to $31.0 million for the nine months ended September 29, 2022. This increase was primarily due to a $3.1 million increase in personnel related expenses following the reinstatement of full salaries to employees in the first quarter of 2022 impacting the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021 when temporary salary and wage reductions were in place. The increase was also due to a $2.3 million increase in selling related expenses due to increased marketing activity, a $0.8 million increase in bad debt expense driven by the increase in revenue and a $0.4 million increase in software costs for the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021. These increases were partially offset by a $0.7 million decrease in non-cash barter expense for the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021.
Administrative and other costs. Administrative and other costs increased $0.8 million, or 2.7%, from $29.4 million for the nine months ended September 30, 2021 to $30.2 million for the nine months ended September 29, 2022. This increase was primarily due to a $1.3 million increase in advisor and legal fees related to the Cineworld Proceeding during the third quarter of 2022, a $0.4 million increase in cloud computing expense related to our cinema advertising management system and a $0.5 million increase related to corporate expenses. The increase was also partially offset by a $0.3 million decrease in other legal and professional fees and a $1.0 million decrease in personnel related expenses driven by a $1.3 million decrease in share-based compensation expense, partially offset by a $0.7 million decrease in capitalized personnel costs in the nine months ended September 29, 2022, compared to the nine months ended September 30, 2021.
Impairment of long-lived assets. Impairment of long-lived assets increased $5.8 million, or 100%, from $0.0 million for the nine months ended September 30, 2021 to $5.8 million for the nine months ended September 29, 2022. This increase in impairment expense consisted of the write-off of certain long-lived assets during the first quarter of 2022.
Depreciation expense. Depreciation expense decreased $3.3 million, or 39.3%, from $8.4 million for the nine months ended September 30, 2021 to $5.1 million for the nine months ended September 29, 2022, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases increased $0.2 million, or 1.1%, from $18.5 million for the nine months ended September 30, 2021 to $18.7 million for the nine months ended September 29, 2022.
Non-operating expenses. Total non-operating expenses increased $9.3 million, or 20.3%, from $45.8 million for the nine months ended September 30, 2021 to $55.1 for the nine months ended September 29, 2022. The following table shows the changes in non-operating expense for the nine months ended September 29, 2022 and September 30, 2021 (in millions):

	Nine Months Ended		$ Change	% Change
	September 29, 2022	September 30, 2021	YTD 2021 to YTD 2022	YTD 2021 to YTD 2022
Interest on borrowings	$57.3	$48.2	$9.1	18.9%
Interest income	(0.1)	(0.1)	$—	—%
(Gain) loss on modification and retirement of debt, net	(5.9)	0.8	$(6.7)	(837.5)%
Loss (gain) on the re-measurement of the payable to founding members under the tax receivable agreement	4.0	(3.2)	$7.2	(225.0)%
Other non-operating (income) expense	(0.2)	0.1	$(0.3)	(300.0)%
Total non-operating expenses	$55.1	$45.8	$9.3	20.3%

The increase in non-operating expense was primarily due to a $9.1 million increase in interest on borrowings primarily related to the issuance of the Revolving Credit Agreement 2022 in January of 2022 as well as rising interest rates and a $7.2 million increase in the loss on the re-measurement of the payable to founding members under the tax receivable agreement. These increases were partially offset by a $6.7 million increase in the gain on the modification and retirement of debt driven by NCM Inc.’s purchase of $25.8 million of the Notes due 2028 on the open market in the second quarter of 2022, reducing the principal amount owed by NCM LLC to third parties as of September 29, 2022.
Net Loss. Net loss decreased $22.5 million from net loss of $57.3 million for the nine months ended September 30, 2021 to $34.8 million for the nine months ended September 29, 2022. The decrease in net loss was due to a $55.4 million decrease in operating loss, partially offset by a $23.6 million decrease in net loss attributable to noncontrolling interests and a $9.3 million increase in non-operating expense.

Known Trends and Uncertainties
COVID-19 and Other Macroeconomic Factors—As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic certain theaters within the Company’s network were temporarily closed during a portion of 2021. The Company's ability to advertise within theaters once opened in 2021 was limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, were not incurred when theaters were closed and attendance-based fees were reduced for the period of time that attendance was lower than historical levels.
We are currently unable to fully determine the extent of the impact of the COVID-19 Pandemic and other current macroeconomic factors on our business in future periods due to the lingering impacts on our business environment and related market volatility. However, we continue to monitor the situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Cineworld Proceeding—As discussed within the ‘Recent Developments’ section, on September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third party or bringing any of the services performed by NCM LLC in-house. Although there can be no assurances that NCM LLC’s request for declaratory relief will be successful, the Company believes these rights will survive any attempted rejection in the bankruptcy court by Regal. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and nine months of 2022 and 2021, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year.
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
Financial Condition and Liquidity

Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC operating agreement) to Cinemark and Regal, interest or principal payments on our term loans and the Notes due 2026 and Notes due 2028, income tax payments, TRA payments to the founding members and amount of dividends to NCM, Inc.’s common stockholders.
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic, certain theaters within the Company’s network remained temporarily closed during a portion of 2021 and the Company's ability to advertise within the reopened theaters in 2021 was limited due to lower than historical levels of attendance due in part to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of major motion picture releases as compared to prior years due to the COVID-19 Pandemic. The Company’s attendance levels have continued to improve but still remain below historic levels, which continues to impact cash receipts and advertising revenue. Further, there is a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company's network were closed or attendance levels were low as expenses related to theater attendance (i.e., theater access fees, Platinum Spot revenue share and network affiliate revenue share payments) were either not incurred or incurred at lower levels. As all of the theaters within our network were open during the first nine months of 2022, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance increases following the continued release of many major motion pictures. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
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
•Decreased our quarterly dividend beginning in the second quarter of 2020 through the second quarter of 2022 and suspended our quarterly dividend in the third quarter of 2023, which results in cash savings of $15.5 million in the third quarter of 2022 and cash savings of $99.9 million for NCM, Inc. since the beginning of the COVID-19 Pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility, in March 2021, we received $43.0 million in proceeds under incremental term loans that mature on December 20, 2024, and in January 2022 we received $43.3 million in proceeds under an incremental revolving credit facility that matures on June 20, 2023. The $60.9 million of cash at NCM LLC as of September 29, 2022 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
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
Also on January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. In accordance with the Revolving Credit Agreement 2022 and the Credit Agreement Third Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the fourth quarter of 2023, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility (the “Minimum Liquidity Requirement”). As of September 29, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended, and the Revolving Credit Agreement 2022.
The Company, through NCM LLC, has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of September 29, 2022, that mature on June 20, 2023 (refer to Note 6—Borrowings). The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Additionally, based on current projections, the Company does not expect to meet certain financial covenants for the period ending March 30, 2023. Further, if the Company’s independent registered public accounting firm includes a “going concern” or like qualification or exception, other than for debt maturing within one year, in its report on the Company’s financial statements for the year ending December 29, 2022, this would be an event of default under the Company’s Credit Agreement at the time the Company’s financial statements for the year ending December 29, 2022 are filed. Under the Credit Agreement, failure to remain in compliance with these covenants or inability to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. Should the Company’s borrowings become due and payable, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. In response to these conditions, management’s plans include amending NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amending its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtaining additional debt financing through a loan from third parties, and/or NCM, Inc. Management expects to conclude one of these alternatives; however, there can be no assurance that the Company will be successful in completing any of these options. As a result, management’s plan cannot be considered probable and thus does not alleviate the substantial doubt about the Company’s ability to continue as a going concern. Based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, management believes the Company can meet its operating obligations as they become due.
During October 2022, in order to preserve NCM LLC’s liquidity in light of the Minimum Liquidity Requirement, NCM LLC elected not to make an interest payment in the amount of $11.8 million, $0.8 million of which relates to notes held by NCM, Inc., due October 17, 2022 under the Senior Secured Notes due 2028, and entered a 30-day grace period under the indenture governing the Senior Secured Notes due 2028. The Company made this payment on November 4, 2022, prior to the end of the applicable grace period.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 29, 2022	December 30, 2021	September 30, 2021	YE 2021 to Q3 2022	Q3 2021 to Q3 2022
Cash, cash equivalents and marketable securities (1)	$74.8	$102.5	$111.3	$(27.7)	$(36.5)
NCM LLC revolving credit facility availability (2)	6.8	6.8	6.8	—	—
Total liquidity	$81.6	$109.3	$118.1	$(27.7)	$(36.5)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of September 29, 2022, December 30, 2021 and September 30, 2021, was $74.8 million, $58.6 million and $64.4 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility pursuant to the Credit Agreement was $175.0 million as of September 29, 2022, December 30, 2021 and September 30, 2021. As of September 29, 2022, December 30, 2021 and September 30, 2021, the amount available under the NCM

LLC revolving credit facility pursuant to the Credit Agreement in the table above was net of the amount outstanding under the revolving credit facility of $167.0 million, $167.0 million and $167.0 million, respectively, and net letters of credit of $1.2 million, $1.2 million and $1.2 million, respectively.
As of September 29, 2022, the weighted average remaining maturity of our debt was 3.5 years. As of September 29, 2022, approximately 53% of our total borrowings bear interest at fixed rates. The remaining 47% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Nine Months Ended
	September 29, 2022	September 30, 2021
Operating cash flow	$(36.7)	$(92.5)
Investing cash flow	$(2.0)	$(3.6)
Financing cash flow	$11.0	$25.9
•Operating Activities. The $55.8 million decrease in cash used in operating activities for the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021, was primarily due to 1) a $46.1 million decrease in consolidated net loss, 2) a $7.2 million increase in the noncash gain on the remeasurement of the payable to founding members under the TRA, 3) a $5.8 million increase in accounts receivable collections during the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021, 4) a $5.8 million increase in the impairment of long-lived assets related to the write down in the first quarter of 2022 of certain internally developed software no longer in use, 5) a $2.8 million decrease in payments of accounts payable and accrued expenses due in part to the cash preservation actions taken by the Company to mitigate the impact of the COVID-19 Pandemic and 6) a $2.3 million increase in integration and other encumbered theater payments driven by higher revenue. These decreases in cash used were partially offset by a $11.4 million decrease in deferred revenue driven by higher advertising revenue and a $6.7 million increase in the gain on the modification and retirement of debt, net.
•Investing Activities. The $1.6 million decrease in cash used in investing activities for the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021, was due to a $1.9 million decrease in purchases of property and equipment in the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021.
•Financing Activities. The $14.9 million decrease in cash provided by financing activities for the nine months ended September 29, 2022, as compared to the nine months ended September 30, 2021 was primarily due to the issuance of the $50.0 million second tranche of term loans that occurred in the first quarter of 2021 and a $19.8 million increase in the purchase of Notes due 2028, partially offset by the issuance of the $50.0 million Revolving Credit Facility 2022 in the first quarter of 2022 and a $3.4 million decrease in dividends paid related to the decrease in the dividend amounts declared from $0.15 per share during the nine months ended September 30, 2021 to $0.11 per share during the nine months ended September 29, 2022.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 29, 2022 were $74.8 million (including $60.9 million of cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, NCM LLC entered in the Revolving Credit Agreement 2022 and drew down upon the new revolving credit facility of $50.0 million. The $60.9 million of cash at NCM LLC will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members have been affected by the impact of the COVID-19 Pandemic on our operations and may be deferred through the quarter ending December 28, 2023 or longer due to the limitations instituted by the Credit Agreement First Amendment, Credit Agreement Second Amendment and

Credit Agreement Third Amendment. NCM LLC is required pursuant to the terms of the NCM LLC operating agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Regal, Cinemark, AMC and NCM, Inc.). The available cash distribution to NCM LLC’s members for the nine months ended September 29, 2022 was calculated as approximately negative $41.3 million, of which NCM, Inc.'s share is approximately negative $19.6 million. Further there was $93.7 million and $85.2 million of negative available cash generated during the years ended December, 30, 2021 and December 31, 2020, respectively. Pursuant to the NCM LLC operating agreement and the Credit Agreement amendments, there will be no available cash distributions made for the first, second or third quarter of 2022. Negative available cash distributions for the years of 2021 and 2020 are expected to be netted in accordance with the NCM LLC operating agreement against future positive available cash distributions after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Credit Agreement) to fund payments associated with the TRA with the founding members and future dividends as declared by the Board of Directors. The Company did not make a TRA payment in 2022 for the 2021 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and any declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, it is the Company’s intention to distribute substantially all its free cash flow to stockholders through dividends. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Critical Accounting Policies
For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 30, 2021 and incorporated by reference herein.  As of September 29, 2022, there were no significant changes in those critical accounting policies.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
The primary market risk to which we are exposed is interest rate risk.  The Notes due 2026 and the Notes due 2028 are at fixed rates, and therefore are not subject to market risk. As of September 29, 2022, the only interest rate risk that we are exposed to is related to our $225.0 million revolving credit facilities and our term loans. A 100-basis point fluctuation in market interest rates underlying our term loans and revolving credit facilities would have the effect of increasing or decreasing our cash interest expense by approximately $5.3 million for an annual period on the $217.0 million in revolving credit balances, $49.4 million term loan and $259.2 million incremental term loan outstanding as of September 29, 2022.
In response to the COVID-19 Pandemic, the government lowered the Federal Reserve interest rate leading to historically low interest rates. However, to combat macroeconomic headwinds, the government consistently raised the Federal Reserve interest rate throughout the nine months ended September 29, 2022. These increases have had the effect of increasing the Company's interest rate risk. If interest rates continue to rise, this will increase the Company’s interest rate risk.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 29, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 29, 2022 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended September 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
On September 7, 2022, Cineworld Group plc and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal Cinemas, Inc. filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal Cinemas, Inc. currently plans on negotiating with NCM LLC regarding the ESA. NCM LLC has also filed a complaint against Regal Cinemas, Inc. seeking declaratory relief and an injunction prohibiting Regal Cinemas, Inc. from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third party or bringing any of the services performed by NCM LLC in-house.
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
The ESA with a founding member that has declared bankruptcy may be rejected, renegotiated or deemed unenforceable.
On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). In addition, each of the other founding members currently has a significant amount of indebtedness. As a result of the COVID-19 Pandemic, each of the founding members temporarily closed all of their theaters in the United States and furloughed the majority of their employees for a portion of 2020 and chose to seek additional financing through various methods. As a result of the Cineworld Proceeding, or if a bankruptcy case were commenced by or against another founding member, it is possible that all or part of the ESA with the applicable founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third party or bringing any of the services performed by NCM LLC in-house. Although there can be no assurances that NCM LLC’s request for declaratory relief will be successful, the Company believes these rights will survive any attempted rejection in the bankruptcy court by Regal. While the Cineworld Proceeding is currently in early stages and the potential impact of the Cineworld Proceeding on NCM LLC’s operations is unknown, in the event that NCM LLC’s agreements with Regal and its affiliates is rejected or renegotiated, it could have a materially negative impact on the Company’s operations or financial condition. In addition, as a part of the Cineworld Proceeding, Regal has announced plans to optimize the number of theaters it operates and has announced the closures of certain theaters. Should Regal or another founding member liquidate or dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.
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
The Company has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of September 29, 2022, that mature on June 20, 2023. The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Under the Credit Agreement, failure to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for each tranche of the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. The Company does not have available liquidity to repay any accelerated principal of term loans or tranches of the outstanding senior notes upon an event of default within one year after the date that the financial statements are issued. Additionally, based on current projections, the Company does not expect to meet certain financial covenants for the period ending March 30, 2023. Further, if the Company’s independent registered public accounting firm includes a “going concern” or like qualification or exception, other than for debt maturing within one year, in its report on the Company’s financial statements for the year ending December 29, 2022, this would be an event of default under the Company’s Credit Agreement at the time the Company’s financial statements for the year ending December 29, 2022 are filed. Under the Credit Agreement, failure to remain in compliance with these covenants or inability to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. Should the Company’s borrowings become due and payable, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Management believes it will be able to amend NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amend its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtain additional debt financing through a loan from third parties, and/or NCM, Inc., but there is no assurance that the Company will be successful in completing any of these options in a timely manner, or on acceptable terms, if at all.
Management believes that based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, the Company can meet its operating obligations as they become due.
During October 2022, in order to preserve NCM LLC’s liquidity in light of the Minimum Liquidity Requirement, NCM LLC delayed paying certain invoices and did not make an interest payment in the amount of $11.8 million, $0.8 million of which relates to notes held by NCM, Inc., due October 17, 2022 under the Senior Secured Notes due 2028, and entered a 30-day grace period under the indenture governing the Senior Secured Notes due 2028. The Company made this payment on November 4, 2022, prior to the end of the applicable grace period. NCM LLC expects to continue to preserve liquidity in order to maintain compliance with the Minimum Liquidity Requirement throughout the fourth quarter of 2022.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
July 1, 2022 through July 28, 2022	—	$—	—	N/A
July 29, 2022 through September 1, 2022	2,074	$1.65	—	N/A
September 2, 2022 through September 29, 2022	—	$—	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
On November 3, 2022, NCM LLC and NCM, Inc. entered into a Receivable Sales Agreement pursuant to which, NCM, Inc. acquired the right to approximately $4.9 million of NCM LLC’s accounts receivable at a purchase price equal to the book value of the accounts receivable in exchange for a cash payment. The foregoing description of the Receivables Sales Agreement is qualified in its entirety by reference to the complete copy of a form of Receivables Sales Agreement filed as Exhibit 10.2 to the Quarterly Report and incorporated by reference herein.
Item 6.  Exhibits

Exhibit	Reference	Description

10.1	(1)	Employment Agreement dated August 1, 2022 between National CineMedia, Inc. and Thomas F. Lesinski.
10.2	*	Form of Receivable Sales Agreement, dated November 3, 2022, between National CineMedia, LLC and National CineMedia, Inc.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Quarterly Report on Form 10-Q (File No. 001-33296) filed on August 8, 2022

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 7, 2022	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2022	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)