Form 10-Q/A
period 2022-09-29
National CineMedia, Inc.
filed 2022-11-09
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
National CineMedia, Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q (the “Quarterly Report”) for the three months ended September 29, 2022, as filed with the Securities and Exchange Commission on November 7, 2022, to correct a typographical error regarding the date of the suspended quarterly dividend under the Liquidity and Capital Resources section contained in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In the listing of cost-saving measures under “Liquidity and Capital Resources” of “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the date of the suspended quarterly dividend for the three months ended September 29, 2022, should be the third quarter of 2022. Except as set forth in the preceding sentence, no other changes are being made to the Quarterly Report, which continues to speak as of the dates set forth therein.

This Amendment should be read in conjunction, and as if filed concurrently, with the Quarterly Report. Except as expressly set forth in this Explanatory Note, this Amendment does not modify or update disclosures contained in the Quarterly Report, and this Amendment therefore does not reflect events occurring after the filing of the Quarterly Report.

PART I

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
•Decreased our quarterly dividend beginning in the second quarter of 2020 through the second quarter of 2022 and suspended our quarterly dividend in the third quarter of 2022, which results in cash savings of $15.5 million in the third quarter of 2022 and cash savings of $99.9 million for NCM, Inc. since the beginning of the COVID-19 Pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.
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

PART II—OTHER INFORMATION

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

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 9, 2022	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2022	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)