Form 10-K
period 2022-12-29
National CineMedia, Inc.
filed 2023-04-13
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2022
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

Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☒	Emerging growth company	☐
Accelerated filer	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing sales price on June 30, 2022, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $57,859,231.
As of April 10, 2023, 174,056,268 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

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
•“Adjusted OIBDA” refers to a non-GAAP financial measure, which management defines as operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based payment costs, executive transition costs, advisor fees related to abandoned financing transactions, impairment of long-lived assets, sales force reorganization costs and advisor fees related to the Cineworld Proceeding (as defined herein).
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
Market Information
Information regarding market share, market position and industry data pertaining to our business contained in this report consists of estimates based on data and reports compiled by industry professional organizations (including, but not limited to, the Motion Picture Association of America, and the National Association of Theatre Owners) and analysts and our knowledge of our revenues and markets. Designated Market Area® is a registered trademark of Nielsen Media Research, Inc. (“Nielsen”). We take responsibility for compiling and extracting, but have not independently verified, market and industry data provided by third parties, or by industry or general publications, and take no further responsibility for such data. Similarly, while we believe our internal data is reliable, our data has not been verified by any independent sources, and we cannot assure you as to their accuracy.
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
•Risk and uncertainties relating to NCM LLC’s Chapter 11 Case;
•Risk and uncertainties relating to our significant indebtedness and investments, including (i) the availability and adequacy of cash flows to meet our debt service requirements and any other indebtedness that we may incur in the in the future, (ii) our ability to repay or refinance our indebtedness upon maturity, including a significant amount of indebtedness that matures on June 20, 2023, and (iii) our ability to comply with the financial covenants included in the agreements governing our indebtedness;
•The petition for reorganization filed under Chapter 11 of title 11 of the United States Bankruptcy Code by Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal (the “Cineworld Proceeding”), and the indebtedness of the founding members and the effect of a potential bankruptcy of a founding member on our business;
•Changes to the ESAs, including the potential rejection of the ESA with Regal in the Cineworld Proceeding, and the relationships with NCM LLC’s founding members and NCM LLC’s ability to enforce the provisions contained in the ESAs, including changes due to the Cineworld Proceeding;
•Pandemics, epidemics or disease outbreaks, such as the COVID-19 pandemic, can disrupt our business and the business of our founding members and network affiliates;
•Continued declines in theater attendance;
•Changes in theater patron behavior could result in declines in viewership of the Noovie® show;
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
Risks Related to NCM LLC’s Chapter 11 Case
The following risks relate to NCM LLC’s Chapter 11 Case described below in Item 1:
•The risks and uncertainties inherent with the bankruptcy process;
•Material delays in or other negative events during the pendency of the Chapter 11 Case increase the risk of us being unable to reorganize NCM LLC and successfully emerge from bankruptcy and also increase our costs associated with the bankruptcy process;
•The value of our outstanding common stock prior to the Chapter 11 proceedings is expected to be substantially impaired as a result of the Chapter 11 proceedings and trading during the pendency of the Chapter 11 proceedings will be highly speculative;
•Our relationship with NCM LLC could be adversely impacted;
•Our management may not have sufficient flexibility to manage our business during the Chapter 11 Case;
•A long-term Chapter 11 proceeding could have a material adverse effect on our business;
•NCM LLC may not be able to obtain confirmation of a Chapter 11 plan of reorganization;
•A plan of reorganization may not satisfy the requirements for non-consensual confirmation of a chapter 11 plan under the Bankruptcy Code.
•NCM LLC may seek to amend, waive, modify, or withdraw a plan of reorganization at any time before confirmation.

•NCM LLC cannot make any assurances that the conditions precedent to a plan of reorganization’s effectiveness will occur or be waived by the effective date.
•The Restructuring Support Agreement may be terminated, which could adversely affect the Chapter 11 Case;
•The Restructuring is subject to conditions and milestones that we may be unable to satisfy;
•Our long-term liquidity and capital resources and post-NCM LLC’s Chapter proceeding capital structure cannot be predicted at this time;
•Our financial results may be volatile;
•NCM LLC may have claims that will not be discharged in the Chapter 11 Case;
•We may experience increased levels of employee attrition as a result of the Chapter 11 Case;
•Any changes to our capital structure post-bankruptcy may have a material adverse effect on existing debt and security holders, including holders of our common stock;
•The Chapter 11 proceeding may be converted to a proceeding under Chapter 7;and
•Our common stock may be delisted from Nasdaq.
Risks Related to Our Business and Industry
•NCM LLC’s ability to repay or refinance its indebtedness upon maturity, including a significant amount of indebtedness that matures on June 20, 2023, and NCM LLC’s ability to comply with the financial covenants included in the agreement governing our indebtedness;
•The petition for reorganization filed under Chapter 11 of the United States Bankruptcy Code by Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, and the indebtedness of the founding members and the effect of a potential bankruptcy of a founding member on our business;
•Changes to the ESAs, including the potential rejection of the ESA with Regal in the Cineworld Proceeding, and the relationships with NCM LLC’s founding members and NCM LLC’s ability to enforce the provisions contained in the ESAs, including changes due to the Cineworld Proceeding;
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
•NCM LLC’s substantial debt obligations could impair our financial condition;
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
•The impact of our TRA with the founding members and NCM LLC on our cash flows; and
•Any effect from the substantial number of shares that we have eligible for sale on the market price of our common stock.

PART I

Item 1.	Business
The Company
NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of approximately 74.6% of the common membership units in NCM LLC as of December 29, 2022.  NCM LLC’s other member is Cinemark, one of the largest motion picture exhibition companies in the U.S., which held the remaining 25.4% of NCM LLC’s common membership units as of December 29, 2022. In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% as of December 29, 2022. In February and March of 2023, Cinemark redeemed 43,690,797 of its outstanding membership units in exchange for shares of NCM, Inc. common stock, reducing Cinemark’s ownership to 0.0% as of March 23, 2023. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
Chapter 11 Proceedings
On April 11, 2023, NCM LLC filed a voluntary petition for reorganization (“Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
On April 11, 2023, NCM, Inc. entered into a restructuring support agreement (the “Restructuring Support Agreement”). with NCM LLC and certain of NCM LLC’s (a) prepetition lenders under (i) the Term Loan Credit Agreement, dated as of June 18, 2018 among NCM LLC as Borrower, JPMorgan Chase Bank, N.A. (“JPM”) in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”); (ii) the Revolving Credit Agreement, dated as of June 20, 2018 among NCM LLC as Borrower, JPM in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2018”); (iii) the Revolving Credit Agreement dated as of January 5, 2022 among NCM LLC as Borrower, JPM in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2022”); and (b) prepetition noteholders under (i) the Secured Notes Indenture dated as of October 8, 2019 and Computershare Trust Company, National Association (“Computershare”) in its capacity as indenture trustee (as amended, supplemented or otherwise modified from time to time, the “Secured Notes Indenture” and together with the Term Loan Credit Agreement, Revolving Credit Facility 2018, and Revolving Credit Agreement 2022, the “Prepetition Secured Debt Documents”) and (ii) the Unsecured Notes Indenture dated as of August 19, 2016 with Computershare in its capacity as indenture trustee (as amended, supplemented or otherwise modified from time to time, the “Unsecured Notes Indenture”). The parties to the Restructuring Support Agreement hold, in the aggregate, more than two-thirds of all claims arising under the Prepetition Secured Debt Documents.
The Restructuring Support Agreement provides for, among other things (i) the “Up-C” structure pursuant to which shares of NCM, Inc. are sold to the public and the limited liability company common membership units of NCM (“common membership units”) may be redeemed for NCM, Inc.’s public shares shall remain in place to enable NCM LLC and NCM, Inc. to continue to comply with the ESAs (as defined herein) and other joint venture agreements, meaning (a) that certain Third Amended and Restated Limited Liability Operating Agreement; (b) that certain Common Unit Adjustment Agreement; (c) that certain Tax Receivable Agreement; (d) that certain Management Services Agreement; (e) that certain Software License Agreement; and (f) those certain ESAs (as defined herein)(“Joint Venture Agreements”); (ii) the Joint Venture Agreements shall be assumed as of the plan effective date through a plan of reorganization; (iii) NCM, Inc. shall affirm its obligations under the Joint Venture Agreements and to take the necessary corporate action to maintain the “Up-C” structure; (iv) outstanding claims under the Prepetition Secured Debt Documents, existing equity interests in NCM LLC, and notes, instruments, certificates and other documents evidencing claims or interests, including credit agreements and indentures, shall be cancelled, and (A) holders of Prepetition Secured Debt Documents and NCM, Inc. will receive 100.0% of the common membership units of the reorganized NCM LLC (the “new common membership units”) a portion of which will be reallocated to NCM, Inc. pursuant to the NCMI 9019 Settlement (as defined within the Restructuring Support Agreement), subject to dilution, and (B) if no unsecured creditors committee is appointed in the Chapter 11 Case, then the holders of Unsecured Funded Debt Claims (as defined in the Restructuring Support Agreement) shall receive warrants, exercisable at a total equity value of $1.04 billion, for five percent of the new common membership units, subject to dilution; (v) NCM, Inc. shall make a capital contribution of approximately $15.0 million of cash on hand in exchange for new common membership units (the “NCMI 9019 Capital

Contribution”); (vi) holders of Prepetition Secured Debt Documents will be issued preferred stock of NCM, Inc. entitling the holders to voting rights equal to the economic interests held by such holders in NCM LLC; and (vii) NCM LLC shall emerge without any debt, but if additional exit financing is needed, NCM LLC will first seek to obtain a revolving credit facility from a third party lending institution, but if, despite best efforts, NCM LLC is unable to obtain a revolving credit facility acceptable to NCM LLC’s secured lenders, then certain of NCM LLC’s secured lenders shall provide such financing in the form of a first lien term loan facility on such arm’s-length terms and conditions as to be agreed upon. Following the transactions contemplated by the Restructuring Support Agreement, NCM, Inc. is projected to have an aggregate ownership interest of approximately 13.8% of NCM LLC on account of the NCMI 9019 Settlement, NCM, Inc.’s ownership of Secured Notes and the NCMI 9019 Capital Contribution.
NCM, Inc. expects to continue to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Prior to filing the Chapter 11 Case, because of potential conflicts that may arise between NCM LLC and NCM, Inc., NCM LLC appointed Carol Flaton of Hamlin Partners LLC as an independent manager at NCM, LLC to address these limited conflict matters in March 2023 (the “Independent Manager”). This appointment of the Independent Manager does not otherwise change NCM, Inc’s position as manager of NCM LLC.
In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to “first day” motions filed with the Bankruptcy Court, the Bankruptcy Court authorized NCM LLC to conduct its business activities in the ordinary course and, among other things and subject to the terms and conditions of such orders, authorized employees at NCM, Inc. to continue providing day-to-day management services to NCM LLC, and NCM LLC to pay employee wages and benefits and vendors and suppliers in the ordinary course for all goods and services going forward. NCM LLC will continue to pursue approval of a proposed plan of reorganization, which will incorporate the terms of the Restructuring Support Agreement.
In addition, as part of its “first day” relief, NCM LLC received authority to use its encumbered cash collateral with the consent of certain of its prepetition secured lenders to administer the Chapter 11 Case and continue its business operations (the “Cash Collateral Order”). Consistent with the Cash Collateral Order, NCM LLC’s normal operating cash flows are providing liquidity for NCM LLC to operate as usual and fulfill ongoing commitments to stakeholders. We are unable to predict when NCM LLC will emerge from this Chapter 11 process.
For more information about the Chapter 11 Case refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16—Subsequent Events of the audited Consolidated Financial Statements.
As of December 29, 2022, we faced multiple liquidity challenges due to NCM LLC’s over-levered capital structure. On February 15, 2023, NCM LLC elected to delay an interest payment in the amount of $6.6 million under the Senior Notes due 2026 and utilize the 30-day grace period. Further, NCM LLC has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of December 29, 2022, that mature on June 20, 2023 (Refer to Note 10—Borrowings). NCM LLC does not have available liquidity to repay the full outstanding balance on the date of maturity. On March 15, 2023, with the consent of the noteholders under the Unsecured Indenture (the “Unsecured Noteholders”), NCM LLC entered into a supplemental indenture that extended the grace period for an event of default involving an upcoming interest payment to April 3, 2023 (the “Grace Period”). In addition, on March 31, 2023, NCM LLC entered into a second supplemental indenture with the Unsecured Noteholders to further extend the Grace Period to April 13, 2023. On March 31, 2023, NCM LLC entered into an amendment to the Term Loan Credit Agreement, pursuant to which the payment of the outstanding principal due under the agreement was extended to April 13, 2023, among other modifications. Additionally, based upon current projections, NCM LLC will not meet certain financial covenants for the period ending March 30, 2023.
We have concluded that NCM LLC’s financial condition and projected operating results, the defaults under NCM LLC’s debt agreements subsequent to December 29, 2022 and the risks and uncertainties surrounding the Chapter 11 Case raise substantial doubt as to our ability to continue as a going concern. Accordingly, the audit report issued by our independent registered public accounting firm contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
Our Business
We are America’s Movie Network. As the largest cinema advertising network in North America, we are a media company dedicated to uniting brands with young, diverse audiences through the power of movies and pop culture. NCM’s Noovie® show is presented exclusively in 47 leading national and regional theater circuits including AMC, Cinemark, Regal and 44 network affiliate theaters as of December 29, 2022. NCM’s cinema advertising network offers broad reach and unparalleled audience engagement with over 20,000 screens in over 1,500 theaters in 195 Designated Market Areas®

(“DMA®”) (including all of the top 50). NCM digital and Digital-Out-Of-Home (“DOOH”) go beyond the big screen, extending in-theater campaigns into online, mobile and place-based marketing programs to reach entertainment audiences.
We currently derive revenue principally from the sale of advertising to national, regional and local businesses through Noovie On-Screen, our cinema advertising and entertainment show seen on movie screens across the U.S., on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through Noovie Audience Accelerator, across our suite of Noovie digital properties such as our Noovie Trivia, on third-party internet sites, as well as a variety of complementary out of home venues, including restaurants, convenience stores and college campuses, in order to reach entertainment audiences beyond the theater. In 2022, NCM launched NCMx™, our new data, insights and analytics platform that taps the Company’s comprehensive knowledge and extensive data about moviegoer behavior to connect brands with custom audiences in theaters as well as on digital screens before and after attending movies. The broad reach and digital delivery of our network provides an effective platform for national, regional and local advertisers to reach a large, young, engaged and affluent audience on a targeted and measurable basis.
NCM LLC has long-term ESAs with the founding members and multi-year agreements with our network affiliates, which grant NCM LLC exclusive rights in the founding member and network affiliate theaters to sell advertising, subject to limited exceptions. In September 2019, NCM LLC entered into the 2019 ESA Amendments with Cinemark and Regal. The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years, resulting in a weighted average remaining term of the ESAs with the founding members of approximately 16.8 years as of December 29, 2022. The network affiliate agreements expire at various dates between May 29, 2023 and December 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 14.0 years as of December 29, 2022.
Cineworld Proceeding— On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA with NCM LLC, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with the Company. NCM LLC has also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. The timing of the hearing could be impacted by the Chapter 11 Case. Although there can be no assurances that NCM LLC’s proceeding for declaratory relief will be successful, the Company believes these exclusivity rights will survive any attempted rejection of the ESA by Regal in the bankruptcy proceeding. As of the filing date, the Company continues to negotiate with Regal regarding the ESA and NCM LLC’s provision of advertising services. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.
COVID-19 Impact and Outlook—The COVID-19 Pandemic has had a significant impact on the world and our business beginning in March 2020 and continuing into 2023. In 2021, theaters in key markets fully reopened, and by the end of the third quarter of 2021, all of the theaters within the Company’s network were open and multiple, successful major motion pictures were released resulting in the return of meaningful attendance. The movie slate for the year ended December 29, 2022 improved from prior years but continued to be limited due to post-production delays and major motion picture release schedule changes. Attendance levels increased from the year ended December 30, 2021 but were not consistent throughout the year due to timing of major motion picture releases and number of releases. In-theater advertising revenue for the year ended December 29, 2022 remained below historical levels due in part to a lag between the recovery of attendees and advertisers, as well as current macroeconomic factors, such as rising interest rates, inflationary pressures and any potential recession, and the respective impacts on advertisers. These and subsequent developments are referred to throughout this Annual Report as the “COVID-19 Pandemic.”
Noovie® On-Screen Advertising
Noovie On-Screen—Our on-screen Noovie show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuits. The Noovie show gives movie audiences a reason to arrive at the theater early to discover what's next, with exclusive entertainment content and engaging advertising from national, regional and local brands, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).
We present two different formats of our Noovie® show depending on the theater circuit in which it runs. In Cinemark, Regal and certain network affiliate theaters, after the Noovie show ends at the advertising showtime, NCM offers additional post-show advertising inventory consisting of (1) a lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) a 30- or 60-second Platinum Spot, as further described below (“Post-Showtime Inventory”). As of December 29, 2022, theaters presenting the updated Noovie format with Post-Showtime Inventory made up 59.3% of our network. All other NCM network theater circuits, which make up the remaining 40.7% of our network, present the Classic Noovie show, which ends approximately at the advertised movie showtime when the movie trailers begin, which are not part of our Noovie show.
Because the Noovie show is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of Noovie each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and ensure that the content and advertising are age-appropriate for the movie audience.
We have also launched several specialty networks to cater to specific audiences, including the Elevate Cinema Network, a strategic sales partnership with Spotlight Cinema Networks which combines nearly 1,500 of our premier screens with Spotlight’s existing premier network of over 1,200 screens. This combined network provides reach and recall to brands targeting the upscale, educated, adult demographic with disposable income. Additional specialty networks include the NCM Black Cinema Network and the NCM Hispanic Cinema Network, reaching those audiences where they over index in top DMAs.
All versions of the Noovie show are produced by our internal creative team, which is cost-effective and gives us significant flexibility while offering advertisers opportunities for sponsorship and integration into our movie and pop culture content series. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency), as well as branded content creation for national brands for a fee.
Noovie Show Structure Including Post-Showtime Inventory—The Noovie show with Post-Showtime Inventory format is comprised of substantially the same segments included within the Classic Noovie show, each approximately four to ten minutes in length, as well as two additional advertising segments after the advertised showtime as described below. The total length of the Noovie show plus our Post-Showtime Inventory is the same as the Classic Noovie show as the amount of time displayed prior to the advertised showtime is reduced by the sum of five minutes plus the aggregate length of time of the Platinum Spot, if any. The following graphic is for illustrative purposes and is not to exact scale.
•Segment four and Segment three are the first sections of the Noovie show which contain the entertaining content that is a core element of Noovie programming. NCM programs exclusive Noovie content at the beginning of the show that gives audiences a look at what’s happening in the movie and pop culture arenas and features long-form entertainment from our content partners. We launched several new Noovie editorial series in 2022 featuring celebrities, creators and journalists to appeal to both our moviegoing audience and to advertisers for sponsorship and integration opportunities. These include The Noovie Trivia Show, where our Emmy-award winning host Maria Menounos quizzes celebrities about their career through the lens of movie trivia; Noovieverse, which stars popular social media influencers who analyze upcoming superhero blockbuster movies; and Perri’s Picks, starring movie expert Perri Nemiroff, who shares her insider reviews on what movies to watch and why.
•Segment two features primarily local and regional advertisements, which generally range between 15 to 90 seconds, as well as a long-form entertainment content segment from one of our content partners. This segment also typically includes a spot for Noovie programming, such as Noovie Trivia, Noovie Cultural

Celebrations (e.g. original content around Black History Month or Hispanic Heritage Month, which can also be sponsored by advertisers), and shorter segments from the editorial series mentioned above.
•Segment one runs closest to the advertised showtime and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Segment one also includes an advertisement for the founding members’ beverage supplier and a courtesy public service announcement (“courtesy PSA”) (e.g. Silence Your Cell Phones).
•The Showcase Segment features a post-showtime lights down segment with trailer lighting beginning at the advertised showtime with approximately 5 minutes of national advertisements which generally range between 30 or 60 seconds, followed by a courtesy PSA and a 30 second or a 60 second advertisement for the founding members' beverage supplier; and
•The Platinum position features an additional single advertising unit that is either 30 or 60 seconds deeply embedded within the movie trailers at trailer level lighting and at similar volume levels, directly prior to the last one or two trailers preceding the feature film, which we refer to as the “Platinum Spot”.
Classic Noovie Show Structure—The Classic Noovie® show is comprised of up to four segments, each approximately four to ten minutes in length running prior to the advertised showtime. The Company revised the structure beginning November 1, 2019, and the structure below incorporates the changes made. The following graphic is for illustrative purposes and is not to exact scale.
References to the Noovie show relate to both the Classic Noovie show and the Noovie show including Post-Showtime Inventory formats, unless specified otherwise.
National, Regional and Local Advertising—Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. National and regional on-screen advertising in the Noovie show is sold on a CPM basis to national and regional clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients. Local advertising is typically sold on a per-theater, per-week basis.
As with other premium video mediums like TV, we sell our Noovie show inventory in both the upfront and scatter markets. Upfront is a term that describes the practice of buying advertising time “up front” on an annual basis for the upcoming year, purchasing inventory in advance and locking in the advertising rates (CPMs). Consistent with the television industry's upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase up until their commitment begins airing. These options could reduce what is ultimately spent by clients that have made upfront commitments. Scatter refers to the buying of advertising on a shorter-term basis closer to when the advertisements will run, which often results in a pricing premium compared to upfront rates. The mix between the upfront and scatter markets is based upon a number of advertising market factors, such as pricing, demand for advertising time and economic conditions. The demand in the scatter market impacts the pricing achieved for our remaining advertising inventory not sold upfront and can vary throughout the year.
During the years ended December 29, 2022 and December 30, 2021, we derived 75.1% and 73.5% of our advertising revenue from national clients (including advertising agencies that represent our clients) and 17.5% and 16.8% of our advertising revenue from regional and local advertisers across the country (including advertising agencies that represent these clients).

Beverage Advertising. Each of the founding members has a relationship with a beverage concessionaire supplier under which it is obligated to provide on-screen advertising time as part of its agreement to purchase branded beverages sold in its theaters. We have a long-term agreement to exhibit the advertising of the founding members’ beverage concessionaires. Under the ESAs, up to 90 seconds of the Noovie® program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal beverage suppliers increases 2% each year. The time sold to AMC’s beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to AMC’s beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie show in AMC’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC pursuant to the ESAs.
During 2022, we sold 60 seconds to two of the founding members and 30 seconds to one of the founding members to provide on-screen advertising for their beverage concessionaires. During 2022, the beverage concessionaire revenue from the founding members’ beverage agreements was approximately 7.5% of our total revenue. In the instance of certain theaters that are acquired by the founding members but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these encumbered theater beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.
Content. Beyond the Noovie-branded content during the Noovie show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments and make commitments to buy a portion of our advertising inventory at a specified CPM over a one- or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features upcoming media programming or technology products. In 2022, the content partner segments were between 90 and 120 seconds in length.
Courtesy PSA. In 2022, we had one agreement throughout the year and one additional agreement for the fourth quarter to exhibit a 40-second “silence your cell phone” courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. The agreement in place throughout 2022 was renewed for 2023.
Theater Circuit Messaging. The Noovie show also includes time slots for the founding members and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge.
Noovie® Digital Products
Noovie digital products is an integrated suite of products designed to innovate the moviegoing experience in ways that help brands tap into the excitement, emotion and magic of the movies. Noovie digital products take the Noovie experience beyond the big screen with our Noovie Trivia and robust audience data and digital advertising capabilities to create the perfect immersive marketing solution for brands.
Noovie Trivia—Noovie Trivia is an app that launched in 2020 which unites all of our popular movie trivia games into one place. Noovie Trivia lets fans level up their movie obsession and test their movie knowledge in multiple ways with games to play, including Name That Movie and Noovie Shuffle. New challenges are added on a regular basis. Fans can also make their voice heard on fun movie topics through Noovie Motion Picks.
Name That Movie started in 2017 as a trivia segment for our Noovie® show, social media channels and digital properties in order to further entertain and engage moviegoers and is now included within our Noovie Trivia app. We also offer the opportunity for our advertising clients to sponsor the Name That Movie segments and incorporate advertising into the game.
Data & Digital Advertising
In 2022, we launched NCMx™, our new data, insights, and analytics platform that taps the Company’s comprehensive knowledge and extensive data about moviegoer behavior to connect brands with custom audiences in theaters, as well as on digital screens before and after attending movies. NCM clients are able to leverage NCMx to execute advanced audience-matching against key geographic, behavioral and contextual targets on the big screen, as well as use the NCMx capabilities to retarget moviegoers with digital ads and mobile offers. NCM provides marketers access to one of the largest collections of deterministic moviegoer data in the industry. With over 374.4 million unique data records as of December 29, 2022, NCMx makes 26.2 million unique data records available over a 90-day look back period, delivering marketers a 360-degree view of recent consumer behavior with performance metrics to refine campaign plans and generate a better return on their advertising investment. Neustar, iSpot, Catalina, Affinity Solutions, PlaceIQ, Crossix, Kochava and ElementalTV are all partners on the new platform. NCM is leading the cinema advertising industry as it transforms into a data-first media company that reaches audiences at scale with the most engaging content.
NCM’s consumer-facing digital products all feature advertising opportunities that allow brands to continue to reach movie audiences across multiple platforms, including sponsorships, digital ad inventory such as leaderboards, banner ads, half- and full-page ads and a variety of digital video ad inventory. Our Noovie® digital products are designed to not only provide digital advertising inventory to further enhance the marketability of our cinema advertising product offerings, but also to capture exclusive first-party data, which is funneled into NCMx™. As of December 29, 2022, approximately 7.3 million movie-goers have downloaded our mobile apps. These downloads and the acquisition of second- and third- party data, including deterministic ticket transaction data from exhibitors and geo-location and micro-event data for moviegoers that enter theaters in our network, all contribute to NCMx data records.
Noovie Audience Accelerator – In addition to our ad-supported consumer-facing digital products, our Noovie Audience Accelerator digital product, formerly known as Cinema Accelerator, expands cinema advertising campaigns beyond the big screen to reach movie audiences wherever they seek out movie content online and on mobile devices. Noovie Audience Accelerator identifies moviegoers through our first-, second- and third-party unique data records. We can target specific demographics, genres or layer on other data to provide our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and social media newsfeeds through our owned and operated ad inventory as well as third-party ad inventory across multiple platforms including the Internet, mobile devices and over-the-top (OTT) devices/connected televisions (CTV) to reach moviegoers wherever they may be seeking entertainment information and content.
We sell NCM’s data platform and digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling. We believe that our new and upcoming digital products can be sold in combination with in-theater advertisements as integrated marketing packages as discussed in “Business—Our Strategy”. We plan to continue to invest in our digital platform in 2023 and beyond.
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
In May 2022, the Company’s Lobby Entertainment Network launched a programmatic offering through partnership with Place Exchange, a leading supply-side platform (SSP) for programmatic out-of-home media. This new automated offering allows advertisers to access and purchase available LEN programming through partner demand-side platform (DSP) websites. The new partnership now enables advertisers to reach the largest network of lobby screens in movie theaters across the country programmatically for the first time.
Lobby Promotions—We also sell a wide variety of advertising and promotional products in theater lobbies across our founding members and network affiliates. These products can be sold individually or bundled with on-screen, LEN or digital advertising. Lobby promotions typically include:
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
Digital Out-of-Home Products
NCM’s Digital Out-of-Home (“DOOH”) group is embedded as part of our national and local sales organizations and was created in October 2020 to further unite brands with the power of movies by extending movie-centric Noovie® entertainment content, trivia and advertising beyond movie theaters to a variety of complementary venues, including restaurants, convenience stores and college campuses. In 2022, NCM sold DOOH media inventory on a national, regional, local and programmatic level in relationships with digital place-based properties including ATM.TV, Trooh and Ziosk.
Our Network
Noovie® On-Screen is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America — through the use of our proprietary DCN and Digital Content Software (“DCS”). With the DCN and DCS, we are able to schedule, deliver, play and reconcile advertising and entertainment content for the Noovie show and the LEN on a national, regional, local, theater and auditorium level.
The DCN is the combination of a satellite distribution network and a terrestrial management network. We also employ a variety of technologies that aid in distribution where satellite delivery is not available to provide service to our network of theaters. The DCN is integrated with NCM’s cinema advertising management system to seamlessly schedule and distribute advertising content. NCM's integrated system dynamically controls the quality, placement, timing of playback and completeness of content within specific auditoriums, and it also allows us to monitor and initiate repairs to the equipment in our digital network of theaters.
Advertising and entertainment content for our Noovie show and LEN is uploaded to our cinema advertising management system and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine.  The Alternative Content Engine holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has hardware and/or software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned to NCM and is included in “post” reports provided to our advertising clients.
In 2022, more than 394 million moviegoers attended theaters that are currently under contract to present the Noovie show. A summary of the screens and theaters in our advertising network is set forth in the table below:
Our Network
(As of December 29, 2022)

As of December 29, 2022, our Noovie show was displayed on network movie screens using digital projectors. Almost all screens within our network receive content through our DCN and are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors.
Human Capital Resources
We had 297 full-time employees as of December 29, 2022. Our employees are located in our Centennial, Colorado headquarters, in our advertising sales offices in New York, Los Angeles and Chicago and our digital development offices in Los Angeles and New York. We also have many local advertising account executives and field maintenance technicians that work primarily from their homes throughout the U.S. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.
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
The Human Resources department also focuses on defining and embedding the NCM culture into all people-related practices and policies to help us recruit, develop and retain a world-class team to grow the business. The Company has also implemented a number of targeted initiatives to increase employee engagement and satisfaction, including surveys, career and succession planning and analysis of our total rewards program.
Total Rewards—We invest in our employees by providing comprehensive benefits and compensation packages. Our benefits packages include comprehensive health insurance with a wellness program for all eligible employees, parental leave for all new parents for the birth or adoption of a child or placement of foster care, 401k plan with a comprehensive financial wellness component and voluntary benefits employees can tailor to their specific needs ranging from additional life insurance to pet insurance.
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
The following table reflects the quarterly percentage of total revenue for the fiscal years ended 2020, 2021 and 2022 and a historic average for FY 2016-2019 for comparison given the impacts of COVID-19 on the film release schedule and audience behaviors:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2020	71.6%	4.4%	6.6%	17.4%
FY 2021	4.7%	12.2%	27.7%	55.4%
FY 2022	14.4%	26.9%	21.9%	36.8%
FY 2016-2019 Average	17.3%	24.8%	25.6%	32.3%
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
Competition
Our advertising business competes in the estimated $287 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the continuing shift of advertising spending away from traditional media, in particular linear television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.
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
•Our advertising network consisted of 20,095 screens (16,062 operated by the founding members) located in 1,598 theaters (1,182 operated by the founding members) in 47 states and the District of Columbia, including each of the top 25, 50 and 100 DMAs®, and 195 DMAs® in total, as of December 29, 2022;
•Over 394 million people attended theaters in our network in 2022 represented 72.2%, 68.4% and 65.2% of the total theater attendance in theaters that present cinema advertising in the top 10, 25 and 50 U.S. DMAs®, respectively, and 61.3% of all DMAs® nationally, providing an attractive platform for national advertisers who want exposure in larger markets or on a national basis;
•The average screens per theater in our network during 2022 was 12.6 screens; and
•The aggregate annual attendance per screen of theaters included in our network during 2022 was 19,647.
Scalable, state-of-the-art digital content distribution technology—Our use of the combination of satellite and terrestrial DCN network technology, combined with the design and functionality of our DCS and Customer Experience Center infrastructure, makes our network efficient and scalable and also allows us to target specific audiences and provide advertising scheduling flexibility and reporting. National, local and regional advertisers are generally able to run their ads in the Noovie® show less than 72 hours following the close of the proposal which is comparable to the lead time of television advertising, giving businesses that rely on time-sensitive promotional advertising strategies the opportunity to take advantage of the power of cinema. The Company plans to further decrease this lead time following additional upgrades of our cinema advertising management system, as further discussed below.
This scalability of our distribution technology allows us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theaters from the founding members, our existing network affiliate relationships and the addition of new network affiliates.
Access to a highly attractive, engaged audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent and educated “Millennial” and “Gen Z” moviegoers. According to Epicenter for 2022, 62.0% of the NCM LLC audience were between the ages of 12-34, compared to 53.0% in 2019, with a median age of 29 in 2022. Further, 44.0% of our moviegoers have a household income greater than $100,000 (versus 37.0% of the general population), with a median moviegoer household income of $91,000, and 38.0% have received a bachelor’s degree or higher (versus 33.0% of the general population) according to the 2021 Doublebase GfK MRI Study.
Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with the Noovie show advertising and entertainment content that they view in our theater environment. In a recent study performed by Lumen, a leader in attention measurement, moviegoers viewed advertisements in theaters for twice as long compared to advertisements on television and up to 10 times longer than advertisements on social media platforms. Additionally, moviegoers paid four to seven times greater attention to the advertisements shown in theaters than the advertisements shown on television or social media platforms. Further, based upon an average of 5 years of research studies including 262 advertisers across various categories, advertising on the big screen has generated brand lift for the critical key performance indicators of awareness (increase of 64.0%) and consideration (increase of 24.0%). Additionally, according to an intercept study conducted by eWorks, a market research company, a Platinum Spot advertiser experienced 88.0% brand recall, with significant lifts in unaided awareness (increase of 100.0%), favorable opinion (increase of 21.0%) and future consideration (increase of 19.0%) after advertising with the Company in 2022.
World-class entertainment and innovative, branded pre-feature content—The film content created by Hollywood studios is considered some of the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that our Noovie show program provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within our Noovie show (that is, groupings of ads interspersed among video content), our format is consistent with the grouping of ads on television networks, which allows advertisers to more easily integrate our Noovie® show into traditional sight-sound-and-motion media buys.
Prime movie audience data, measurability and targeting—As with many other advertising mediums, we are measured by third-party research companies. Epicenter Experience LLC measures our audience, including the total attendance that are in their seats during our Noovie show. Additionally, unlike some other advertising mediums, we also receive attendance information by film, by rating and by screen at least monthly for all of the founding member theaters, and by location for the theaters operated by our network affiliates at least monthly, which allows us to report the actual audience size for each showing of a film where our Noovie show played. We believe that the ability to provide detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.
In 2022, we continued to invest in the development of our cloud-based Data Management Platform (DMP) which we believe will allow us to provide even more robust audience insights and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our DMP. This audience data is then leveraged for the targeting of ad campaigns and can also deliver closed-loop attribution reporting. We expect to continue to enhance the capabilities of the platform in 2023 by continuing to gather first-party data through our Noovie digital products, as well as additional second- and third-party data sources and segments.
Integrated marketing and digital products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, digital marketing and digital out-of-home products allows us to offer advertisers multiple touchpoints to reach movie audiences anytime and anywhere to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allow our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our new NCMx™ data platform makes cinema advertising more measurable, targetable and attributable than ever before. Our exclusive first and second party data, including the valuable data derived from our owned and operated digital products, help us power our Noovie Audience Accelerator product to better reach advertising clients’ target audiences with higher degrees of accuracy and measure a variety of business outcomes more accurately.
Contractual theater circuit and advertiser relationships—Our exclusive multi-year contractual relationships with our founding members and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive contractual relationships with our content partners and courtesy PSA sponsors, as well as our agreements to satisfy the founding members’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 25.6% and 29.1% of our total revenue for the years ended December 29, 2022 and December 30, 2021, respectively. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory. These upfront commitments accounted for approximately 30.4% and 23.9% of our total revenue for the years ended December 29, 2022 and December 30, 2021, respectively. Due to the COVID-19 Pandemic, the Company was not able to participate in the 2021 upfront market, and thus, outside of content partner and courtesy PSA agreements, the majority of 2021 deals were sold in the scatter market.
Strong operating margins with limited capital requirements—Our annual operating income and Adjusted OIBDA margins from our IPO through the year ended December 26, 2019 were consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively, over the previous five years. Our annual operating income and Adjusted OIBDA margins were 2.8% and 23.0%, and (59.9)% and (21.6)%, for the years ended December 29, 2022 and December 30, 2021, respectively, due to the impact of the COVID-19 Pandemic on our operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and a reconciliation of Adjusted OIBDA margin to operating income.
Our capital expenditures have ranged from approximately 2.9% to 3.5% of revenues over the five years through December 26, 2019. Our capital expenditures were 1.7% and 5.6% of revenue for the years ended December 29, 2022 and December 30, 2021, due to the impact of the COVID-19 Pandemic on our operations. For the year ended December 29, 2022, our capital expenditures and other investments were $4.2 million, of which $1.9 million were associated with digital product development; $0.9 million were associated with upgrades to our existing systems related to the planned upgrade of our cinema advertising management system; $0.4 million were associated with network affiliate additions; and $0.1 million were for certain implementation and prepaid costs associated with Cloud Computing arrangements. Given the impact of the COVID-19 Pandemic on our operations, our current focus is on cash containment and non-essential capital expenditures were reduced in recent years accordingly. Due to the network equipment investments made in recent years by our founding members and network affiliates in new and acquired theaters, ESA provisions requiring founding members to make future investments for equipment replacements, and the scalable nature of our Customer Experience Center and other infrastructure, we do not expect any necessary major capital investments to grow our operations as our network of theaters continues to expand. As we continue to move our technology to cloud based Software as a Service (“SaaS”) platforms, we will continue to reduce our annual capital expenditure spending. However, operating expenses associated with the SaaS licenses will continue to increase. Certain implementation costs of our SaaS platforms were capitalized during the implementation period and are recognized within operating income over the term of the SaaS contract once the systems are fully implemented.
Our Strategy
We are continuing to pursue a growth strategy that we believe will create significant value following the normalization of our operations. Our strategy includes the following three key components:
Increase the Value of Cinema Media
We intend to drive an increase in value through innovation and optimization of our current product offering. Achieving one of our key initiatives in this strategy, we introduced new inventory following our Noovie® show after the advertised showtime within Cinemark and Regal theaters following the 2019 ESA Amendments. This Post-Showtime Inventory consists of a total of five minutes between the lights down segment beginning just after the advertised movie showtime and including trailer lighting and the 30- or 60-second Platinum Spot deeply embedded within the movie trailers with trailer lighting and full trailer volume. We believe this inventory constitutes prized and impactful ad spots and expect these improvements to increase the value of the inventory that we can offer to our national clients. We believe our local and regional clients will also benefit from better inventory as their placement will now be closer to the advertised showtime. We introduced this new inventory at select network affiliate theaters beginning in early 2020, expanding throughout 2021 and 2022, and plan to continue to work toward expanding the portion of our network including this new inventory. We believe this higher value inventory, combined with an entertaining and engaging show program that is integrated with our Noovie digital ecosystem, provides a unique cross-platform premium video product that will stand out in the media marketplace. We also believe it will help mitigate the potential future impact of reserved seating on our business.
It is the Company’s intention to increase the number of affiliate theaters in our network showing the improved Noovie show format followed by the premium Post-Showtime Inventory. While adoption across our affiliate network is expected to take some time, 55.6% of our network affiliates are running our Post-Showtime Inventory as of December 29, 2022, which including Regal and Cinemark, accounted for 59.3% of our total network attendance based on 2022 levels.
Our relationships with our exhibitors are a key focus of our business. Our Affiliate Partnerships team is dedicated to serving the needs of our founding member theater circuits and our 44 network affiliates nationwide as of December 29, 2022. We plan to continue to expand our affiliate network by strategically targeting priority exhibitors who are not currently part of our network and whose cinema advertising contracts we expect will be coming up for renewal in the next several years in order to add key affiliates and screens in select markets. This will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers, extending our reach to additional markets to further improve our national footprint for brands looking to reach those audiences and strengthening our reach in markets we are already in for greater saturation in those DMAs. In January 2021, we entered into an exhibitor agreement with Harkins Theaters, the fifth largest exhibitor in the U.S., increasing our network by over 501 screens and 33 theaters beginning in May 2021 through December 2037. In September 2022, we entered into an exhibitor agreement with VIP Cinemas, a family-owned and operated circuit of seventeen theaters across eight states.
Under the terms of the ESAs and common unit adjustment agreement with the founding members and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the founding members or network affiliates will become part of our network. Including our founding members and network affiliates, our net screens have increased in eight out of the last ten fiscal years. We believe this expansion continues to improve our geographic coverage and enhances our ability to compete with other national advertising mediums, which allows our exhibitor clients to maximize the advertising value of their audiences.
In 2022, we launched several specialty networks to cater to specific audiences, including the Elevate Cinema Network, a strategic sales partnership with Spotlight Cinema Networks which combines nearly 1,500 of our premier screens with Spotlight’s existing premier network of over 1,200 screens. This combined network provides reach and recall to brands targeting the upscale, educated, adult demographic with disposable income. We also created NCM Black Cinema Network and NCM Hispanic Cinema Network in connection with NuTime Media, a Black-owned media sales representation company, to better serve marketers looking to reach African-American and Hispanic audiences.
Also in 2022, we launched NCMx™, our new data, insights, and analytics platform that taps the Company’s comprehensive knowledge and extensive data about moviegoer behavior to connect brands with custom audiences in theaters as well as on digital screens before and after attending movies. Our valuable unique data records consist of both our own NCM first-party data from our owned-and-operated digital products, as well as a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie show and where they go in the days and weeks afterwards. NCMx has proven to be a highly successful tool in attracting existing and new advertisers for NCM.
Diversify our Revenue Model
We are also reimagining the Noovie® show as we strive to increase revenue and grow our advertiser base by developing branded content, sponsorships and integration opportunities which also drive moviegoer engagement. We have developed and launched various segments in 2022 including The Noovie Trivia Show, Noovieverse, Perri’s Picks, Noovie Unwind and Noovie Cultural Celebrations. Our Noovie Studios in-house creative team develops and produces original storytelling content for advertisers for a fee, with content tied to these new Noovie show segments or fully customized based on brand needs.
We intend to build and monetize digital and data driving solutions. We continue to invest in the creation of compelling digital entertainment products and expand our Noovie digital ecosystem and user base of movie fans with NCM owned-and-operated products like Noovie Trivia (including Noovie Shuffle and Name That Movie). These products create new ways for brands to engage with movie audiences beyond the big screen, reaching them anytime (before and after the movie) and anywhere with new higher-margin digital ad inventory and creating valuable addressable first-party customer data. We expect to then monetize this data through advertising sales and sponsorships, as well as by leveraging our Noovie Audience Accelerator product. We also expect to launch a Noovie Rewards program across all of our digital products to further incentivize movie-goers to download and play the apps and increase consumer engagement and retention of existing users.
Along with growing our digital products, we plan to expand upon NCMx™, our data-platform that allows us to meet the needs of today’s modern video advertising marketplace. It is important that we accelerate the growth, scale, targeting and measurability of our theater audience data to maintain a critical mass to be able to effectively use that audience data to deliver value to our clients. It is that scale that we believe will make our NCM digital and data capabilities increasingly attractive to advertisers, especially to national brands who buy both our national and regional inventory.
We also intend to enter into synergistic business opportunities. NCM's DOOH group serves to further unite brands with the power of movies by extending movie-centric entertainment content, trivia and advertising beyond theaters to a variety of complementary Digital Out-Of-Home platforms. NCM is now able to combine the strengths and effectiveness of Cinema,

Digital and Place-Based media together to create innovative, integrated campaigns that engage movie fans anytime and anywhere through our partnerships with Ziosk, ATM.TV and Trooh.
Optimize Operation Effectiveness and Efficiency
We intend to ensure our technology infrastructure is built to support sustained revenue growth. Our first initiative in this process is to further enhance our cinema advertising management system implemented in January of 2021 to allow for self-serve programmatic purchasing for certain of our product offerings beginning with LEN. We finalized the functionality for LEN in 2022, and expect to follow this with local and national onscreen programmatic in 2023.
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
We have secured U.S. trademark registrations for NCM®, National CineMedia®, Noovie® and NCMx™. It is our practice to defend our trademarks and other intellectual property rights, including the associated goodwill, from infringement by others. We are aware that other persons or entities may use names and marks containing variations of our registered trademarks and other marks and trade names. Potentially, claims alleging infringement of intellectual property rights, such as trademark infringement, could be brought against us by the users of those other names and marks. If any such infringement claim were to prove successful in preventing us from either using or prohibiting a competitor’s use of our registered trademarks or other marks or trade names, our ability to build brand identity could be negatively impacted.
Available Information
We maintain a website at www.ncm.com, on which we will post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports under the heading “Investor Relations” located at the bottom of the home page after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).  We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. The SEC also maintains a website that contains our reports and other information at www.sec.gov.

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
Risks Related to NCM LLC’s Chapter 11 Proceeding
We are subject to the risks and uncertainties associated with NCM LLC’s Chapter 11 Case.
During NCM LLC’s Chapter 11 case, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
• NCM LLC’s ability to obtain and/or maintain court approval with respect to motions filed in Chapter 11 case from time to time and to operate within the restrictions imposed by the Bankruptcy Court;
• Our and NCM LLC’s ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction in the timeframe contemplated by the Restructuring Support Agreement or as otherwise ordered by the Bankruptcy Court;
• The ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
• NCM LLC’s ability to maintain our relationships with our suppliers, vendors, customers, employees and other third parties;
• Our and NCM LLC’s potential need to address liquidity and capital resources during or after the conclusion of the Chapter 11 Case;

• NCM LLC’s ability to maintain contracts that are critical to our operations;
• Our and NCM LLC’s ability to execute on our business plan;
• The high costs of bankruptcy and related fees;
• The actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Case that may be inconsistent with our plans;
• The ability of third parties to appoint a Chapter 11 trustee, or to convert the Chapter 11 Case to a Chapter 7 proceeding;
• The value of our outstanding common stock prior to the Chapter 11 Case could be substantially impaired as a result of the Chapter 11 Case and trading during the pendency of the Chapter 11 Case will be highly speculative; and
• Uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.
Delays in NCM LLC’s Chapter 11 Case increase the risks of NCM LLC being unable to reorganize NCM LLC’s business and emerge from bankruptcy and increase NCM LLC’s costs associated with the bankruptcy process. These risks and uncertainties could affect our business and operations in various ways. For example, the Chapter 11 Case could impact our ownership in NCM LLC or our role as manager and negative events associated with the Chapter 11 Case could adversely affect NCM LLC’s relationships with suppliers, vendors, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business at NCM LLC, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with NCM LLC’s Chapter 11 Case, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Chapter 11 Case that may be inconsistent with our plans.
The Chapter 11 Case could impact the relationship between us and NCM LLC.
NCM LLC’s Operating Agreement provides that we will be the manager of NCM LLC and may not be removed without our consent. Our Board of Directors determined that NCM LLC’s bankruptcy may lead to conflicts between us and NCM LLC due the nature of our relationship, and to ensure appropriate decisions are made, our Board of Directors delegated some of its authority to the Independent Manager of NCM LLC to resolve these conflicts. The Independent Manager may take action that could be adverse to NCM, Inc. in connection with these conflict matters.
While we believe that the vast majority of decisions related to NCM LLC’s Chapter 11 Case will not raise any conflicts and the appointment of the Independent Manager will resolve any conflicts, it is possible that NCM LLC’s creditors could petition the Bankruptcy Court to appoint a trustee to manage the business. In this event, our ability to continue to pursue our business plan would be significantly impacted and NCM LLC’s could suffer without the benefit of our management and expertise.
NCM LLC’s Chapter 11 Case limits the flexibility of our management team in running our business.
While we expect to continue to manage NCM LLC’s businesses while it is the debtor in possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.
Operating under Bankruptcy Court protection for a long period of time may harm our business.
Operating our business under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity and the significance of the impact may increase the longer we operate under Bankruptcy Court protection. During the pendency of the Chapter 11 Case, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, as the length of the Chapter 11 Case increases, the risk that customers and suppliers will lose confidence in our ability to reorganize our business successfully may also increase, and such customers and suppliers may seek to establish alternative commercial relationships.

Additionally, so long as the Chapter 11 Case continues, we will be required to incur costs for professional fees and other expenses associated with the administration of the Chapter 11 Case.
Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that was involved in a bankruptcy and subsidiary recently emerged from Chapter 11.
We may not be able to obtain confirmation of a Chapter 11 plan of reorganization for NCM LLC.
To emerge successfully from Bankruptcy Court protection as a viable entity, NCM LLC must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, and solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding NCM LLC’s plan of reorganization.
Though we have entered into the Restructuring Support Agreement with certain of our creditors, including in the aggregate, more than two-thirds of all claims arising under the Prepetition Secured Debt Documents, to support our proposed plan of reorganization, we may not receive the requisite acceptances of constituencies in the Chapter 11 Case to confirm the proposed plan. Even if the requisite acceptances of the plan are received, the Bankruptcy Court may not confirm the Plan. Even if all voting classes vote in favor of the plan or the Bankruptcy Code requirements for "cramdown" are met with respect to any class that voted to reject or was deemed to reject the Plan, the Bankruptcy Court, which may exercise its substantial discretion as a court of equity, may choose not to confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a proposed Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize NCM LLC’s business and what, if anything, holders of claims against us would ultimately receive with respect to their claims under a subsequent plan of reorganization (or liquidation).
Even if the proposed plan of reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that NCM LLC will emerge from the Chapter 11 Case as contemplated by a plan of reorganization. If emergence is delayed, we and NCM LLC may not have sufficient cash available to operate our businesses. In that case, NCM LLC may need new or additional post-petition financing,
There can be no assurance as to whether NCM LLC will successfully reorganize and emerge from the Chapter 11 Case or, if NCM LLC does successfully reorganize, as to when NCM LLC would emerge from the Chapter 11 Case. If NCM LLC is unable to successfully reorganize, we may not be able to continue our operations.
A plan of reorganization may not satisfy the requirements for non-consensual confirmation of a chapter 11 plan under the Bankruptcy Code.
In the event that any impaired class of claims does not accept or is deemed not to accept a proposed plan of reorganization, the Bankruptcy Court may nevertheless confirm the plan at the NCM LLC’s request if at least one impaired class has accepted the plan (with such acceptance being determined without including the vote of any “insider” in such class), and as to each impaired class that has not accepted the plan, the Bankruptcy Court determines that the plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes. While we may believe that a plan of reorganization satisfies the requirements for non-consensual confirmation, there can be no assurance that the Bankruptcy Court will reach the same conclusion. If the Bankruptcy Court does not find that the proposed plan of reorganization satisfies the requirements for non-consensual confirmation, the Bankruptcy Court may not confirm the plan.
NCM LLC may seek to amend, waive, modify, or withdraw the Plan at any time before confirmation.
Subject to and in accordance with the terms of the Restructuring Support Agreement, NCM LLC reserves the right, in accordance with the Bankruptcy Code, to amend or modify a plan before the entry of the confirmation order or waive any conditions thereto if and to the extent such amendments or waivers are necessary or desirable to consummate the plan. The potential impact of any such amendment or waiver on the holders of claims and interests cannot presently be foreseen but may include a change in the economic impact of the plan on some or all of the proposed classes or a change in the relative rights of such classes. All holders of claims and interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If we seek to modify the plan after receiving sufficient acceptances but before the Bankruptcy Court’s entry of an order confirming the plan, the previously solicited acceptances will be valid only if (i) all classes of adversely affected holders accept the modification in writing or (ii) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders of accepting claims or interests, or is otherwise permitted by the Bankruptcy Code.
We cannot make any assurances that the conditions precedent to the Plan’s effectiveness will occur or be waived by the confirmation date.
Even if a plan is confirmed by the Bankruptcy Court, there can be no assurance as to the timing of the effective date of the plan. If the conditions precedent to the effective date set forth in the plan do not occur or are not waived as set forth in the plan, then any order entered by the Bankruptcy Court confirming the plan may be vacated, in which event no distributions would be made under the plan, NCM LLC, and all holders of claims and interests would be restored to the status quo ante as of the day immediately preceding the confirmation date, and NCM LLC’s obligations with respect to claims and interests would remain unchanged.
The Restructuring Support Agreement may be terminated, which could adversely affect the Chapter 11 Case.
The Restructuring Support Agreement contains provisions that gives the Company, NCM LLC, and the Required Consenting Creditors (as defined in the Restructuring Support Agreement) the ability to terminate the Restructuring Support Agreement if certain conditions are not satisfied or waived, including the failure to achieve certain milestones. Termination of the Restructuring Support Agreement could result in a protracted Chapter 11 Case, which could significantly and detrimentally impact NCM LLC and our relationships with vendors, employees, and major customers, or potentially the conversion of the Chapter 11 Case into a case under Chapter 7 of the Bankruptcy Code.
The Restructuring is subject to conditions and milestones that we may not be able to satisfy.
There are certain material conditions NCM LLC must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 Case, which include the confirmation of the Plan and the consummation of the restructuring transactions thereunder. The satisfaction of such conditions is subject to risks and uncertainties, many of which are beyond our control.
Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
While we believe that we have sufficient liquidity and capital resources to complete the Chapter 11 proceedings, we face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, NCM LLC has and will continue to incur significant professional fees and other costs in connection with preparation the Chapter 11 Case. In the event that additional liquidity or capital is needed, it may be costly and contain restrictions on our ability to operate without approval. NCM LLC’s liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) NCM LLC’s ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (ii) NCM LLC and our ability to maintain adequate cash on hand, (iii) NCM LLC’s ability to generate cash flow from operations, (iv) NCM LLC’s ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (v) the cost, duration and outcome of the Chapter 11 Case.
Our post-NCM LLC’s Chapter 11 proceeding capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on holders of our common stock and NCM LLC’s debt and security holders. There is significant risk that the holders of our common stock would receive no recovery under the Chapter 11 Case and that our common stock will be worthless.
We entered into a Restructuring Support Agreement with certain of NCM LLC’s lenders prior to the commencement of the Chapter 11 Case, which provides for a proposed post-bankruptcy capital structure that includes us maintaining an equity ownership in NCM LLC. However, the post-bankruptcy capital structure has yet to be finally determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for NCM LLC’s existing debt, equity securities, and claims against NCM LLC. Such new debt may be issued at different interest rates, payment schedules and maturities than NCM LLC’s existing debt securities. NCM LLC’s existing equity securities are subject to a high risk of being cancelled. While this cancellation would not directly cancel our common stock, the cancellation of our ownership interest in NCM LLC would have a significant impact on our ability to continue as a going concern and the potential value available to holders of our common stock. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Case, including holders of NCM LLC’s outstanding security holders, we expect that NCM LLC’s recovery will likely be limited. Consequently, there is a significant risk that the holders of our Class A common stock would receive no recovery under the Chapter 11 Case and that our Class A common stock will be worthless.
As a result of the Chapter 11 Case, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact on our consolidated financial statements. Additionally, we may no longer be able to consolidate NCM LLC’s operations with our financial statements if NCM, Inc. no longer controls NCM LLC for accounting purposes. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if NCM LLC emerges from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We and NCM LLC also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.
NCM LLC may be subject to claims that will not be discharged in the Chapter 11 Case, which could have a material adverse effect on our financial conditions and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to April 11, 2023, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
We may experience increased levels of employee attrition as a result of the Chapter 11 Case and difficulty recruiting replacements
As a result of the Chapter 11 Case, we and NCM LLC may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Case may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. In order to prevent the loss of services of senior management and other employees necessary for NCM LLC’s Chapter 11 Case, we or NCM LLC entered into retention agreements. There can be no assurance that we have identified each employee necessary to the business or that we have adequately compensated these employees to ensure they continue to provide services. The uncertainty caused by the Chapter 11 Case could also cause NCM LLC to be a less desirable employer and make it more difficult to identify and recruit replacement employees as needed. This could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.
In certain instances, a Chapter 11 proceeding may be converted to a proceeding under Chapter 7.
There can be no assurance as to whether NCM LLC will successfully reorganize under the Chapter 11 Case. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or NCM LLC, the Bankruptcy Court may convert the Chapter 11 Case to proceedings under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate NCM LLC’s assets for distribution in accordance with the priorities established by the Bankruptcy Code. NCM LLC believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the NCM LLC’s creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the limited value of NCM LLC’s primary assets in a liquidation scenario, (ii) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner NCM LLC’s businesses as a going concern, (iii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iv) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
NCM LLC’s Chapter 11 Case may cause our common stock to decrease in value materially or may render our common stock worthless.
NCM LLC has a substantial amount of indebtedness that is senior to the Company’s interest in NCM LLC and our shares of common stock in in our capital structure. Recoveries in the Chapter 11 Case for our equity and for holders of our common stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the performance of our business, the value of NCM LLC’s assets, the value of NCM LLC’s secured notes, a portion of which we hold, and other factors. Although we cannot predict how our equity interest will be treated under a plan at this time, our equity interest may not receive a material, or any, recovery, which will impact the value of our common stock. Consequently, there is a significant risk that the holders of our common stock will ultimately receive little or no recovery under the Chapter 11 Case based on our ownership of NCM LLC’s equity interest and that our common stock will decrease in value materially or become worthless.

Trading in shares of our common stock during the pendency of NCM LLC’s Chapter 11 Case is highly speculative and you could lose all or part of your investment.
The price of our common stock has been volatile following the commencement of the Chapter 11 Case and may decrease in value. Accordingly, any trading in our common stock during the pendency of NCM LLC’s Chapter 11 Case is highly speculative and poses substantial risks to purchasers of our common stock. Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our common stock when desired, or the prices that you may obtain for your shares of our common stock. In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.
We may be delisted by Nasdaq, which could adversely affect the value and liquidity of our common stock and our ability to raise capital.
Nasdaq Rule 5110 provides that Nasdaq may use its discretionary authority to suspend or terminate the listing of a Company that has filed for protection under any provision of the federal bankruptcy laws. While we have not filed for bankruptcy, it is possible that Nasdaq may still exercise its discretion based on NCM LLC's Chapter 11 Case. We will appeal this decision if it is made, but there is no assurance that we will be able to maintain our continued listing with Nasdaq. The Company does not know the timing of any delisting event if the outcome of the appeal is adverse. Delisting our common stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.
Risks Related to Our Business and Industry
We may be unsuccessful in extending the maturity dates of NCM LLC’s Revolving Credit Facilities, amending its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtaining additional debt financing from third parties. The failure to obtain such an extension, waiver or obtain additional debt financing could lead to our failure to pay outstanding debt when due and an event of default, which gives rise to substantial doubt about our ability to continue as a going concern.
The Company has borrowings under two Revolving Credit Facilities with $217.0 million outstanding as of December 29, 2022, that mature on June 20, 2023. The Company does not have available liquidity to repay the full outstanding balance on the date of maturity. Under the Credit Agreement, failure to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for each tranche of the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. The Company does not have available liquidity to repay any accelerated principal of term loans or tranches of the outstanding senior notes upon an event of default within one year after the date that the financial statements are issued. Additionally, based on current projections, the Company does not expect to meet certain financial covenants for the period ending March 30, 2023. Further, if the Company’s independent registered public accounting firm includes a “going concern” or like qualification or exception, other than for debt maturing within one year, in its report on the Company’s financial statements for the year ending December 29, 2022, this would be an event of default under the Company’s Credit Agreement at the time the Company’s financial statements for the year ending December 29, 2022 are filed. Under the Credit Agreement, failure to remain in compliance with these covenants or inability to repay borrowings under the Revolving Credit Facilities at maturity would result in an event of default for the term loans, which would allow a majority of the lenders under the Credit Agreement to accelerate the maturity of the principal amounts of outstanding term loans to become due and payable. It would also result in an event of default for the senior notes, which would allow the indenture trustee or senior note holders of each tranche of senior notes to accelerate the maturity to become due and payable. Should the Company’s borrowings become due and payable, the Company would not be able to repay the Company’s total outstanding debt balance. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Management believes it will be able to amend NCM LLC’s Revolving Credit Facilities to extend the maturity dates, amend its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtain additional debt financing through a loan from third parties, and/or NCM, Inc., but there is no assurance that the Company will be successful in completing any of these options in a timely manner, or on acceptable terms, if at all.
Management believes that based on the Company’s current financial position and liquidity sources, including current cash balances, and forecasted future cash flows, the Company can meet its operating obligations as they become due.
However, the failure to amend the Revolving Credit Facilities to extend the maturity dates, amend its Senior Secured Credit Facility to extend a waiver of these financial covenants or obtain additional debt financing through a loan from third parties and any associated events of default under the Credit Agreement or NCM LLC’s senior notes would have a material adverse effect on our financial condition, which gives rise to substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern, we may have to file for Chapter 11, liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment.
The ESA with a founding member that has declared bankruptcy may be rejected, renegotiated or deemed unenforceable.
On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). In addition, each of the other founding members currently has a significant amount of indebtedness. As a result of the COVID-19 Pandemic, each of the founding members temporarily closed all of their theaters in the United States and furloughed the majority of their employees for a portion of 2020 and chose to seek additional financing through various methods. As a result of the Cineworld Proceeding, or if a bankruptcy case were commenced by or against another founding member, it is possible that all or part of the ESA with the applicable founding member could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the founding member, and thus not be enforceable. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. Although there can be no assurances that NCM LLC’s request for declaratory relief will be successful, the Company believes these rights will survive any attempted rejection in the bankruptcy court by Regal. While the Cineworld Proceeding is currently ongoing and the potential impact of the Cineworld Proceeding on NCM LLC’s operations is unknown, in the event that NCM LLC’s agreements with Regal and its affiliates is rejected or renegotiated, it could have a materially negative impact on the Company’s operations or financial condition. In addition, as a part of the Cineworld Proceeding, Regal has announced plans to optimize the number of theaters it operates and has announced the closures of certain theaters. Should Regal or another founding member liquidate or dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.
Pandemics, epidemics or disease outbreaks, such as the novel coronavirus (COVID-19 virus), have disrupted and are continuing to disrupt our business and the business of our founding members and network affiliates, which has and could continue to materially affect our operations, liquidity and results of operations.
Pandemics or disease outbreaks such as the novel coronavirus (COVID-19 virus), including variants, have and are continuing to disrupt our business and the business of our founding members’ and network affiliates’ theaters. Our founding members and network affiliates’ theaters continue to remain open and are not currently subject to government regulations that are as restrictive as the early stages of the COVID-19 Pandemic. There can be no assurance that the COVID-19 Pandemic and associated impacts will not return in the future, or a future pandemic will not lead to public safety restrictions or consumer behavior that will negatively impact our business, advertiser sentiment, or audience attendance.
In-theater advertising revenue remained below historical levels in 2021 and 2022. Overall theatrical attendance remained below historical attendance prior to the COVID-19 Pandemic even though certain released films achieved attendance that was comparable to levels prior to the COVID-19 Pandemic. However, many of the films expected to be released were released simultaneously in theaters and through other distribution methods, including streaming or premium video-on-demand, released directly to streaming or delayed as a revenue strategy or because of production delays, which impacted attendance. The uncertainty created by the COVID-19 pandemic limited our ability to participate in the 2021 advertising upfront impacting our typical mix of upfront and scatter revenue throughout 2021 and 2022.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that the theatrical business and attendance figures will continue to rebound. However, the ultimate significance of the COVID-19 Pandemic or other future pandemics, on our business is still unknown. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Due to the impacts to our operations, we were required to take drastic measures to ensure our business survived the COVID-19 Pandemic, including incurring additional debt financing, furloughing and terminating employees, extending payment terms on accounts payable, and reducing or delaying planned operating and capital expenditures. The ultimate impact of these actions on our operations in the future remains to be seen, including increased difficulties in accessing lending or capital markets or other sources of liquidity, increased employee turnover or litigation, actual or potential impairment charges, and advertisers perception and willingness to invest with us. Additionally, many of our founding members and network affiliates were also required to take significant actions during the COVID-19 Pandemic and these actions may lead to decreased attendance in the future and may cause financial distress. Even the perception that our business or the business of founding members and network affiliates may be impacted, could lead to decreased advertising expenditures and other significant disruption to our business. Future pandemics could require us to implement measures similar to those implemented in response to the COVID-19 Pandemic.
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
The COVID-19 Pandemic led to several changes impacting patron attendance at theaters including studios electing to shorten or eliminate the “release window” between the release of major motion pictures to alternative delivery methods or released motion pictures directly to alternative delivery methods bypassing the theater entirely. Certain patrons avoided crowds and other public indoor spaces and governments restrictions impacted the ability of theaters to operate at normal capacity. Following some successful theatrical releases in 2021 and many successful theatrical releases in 2022, it is unclear whether consumers and studios will revert to their pre-COVID-19 Pandemic behavior or if these changes are long-term trends. Additional factors that could reduce attendance at our network theaters include the following:
•if NCM LLC’s network theater circuits cannot compete with other entertainment due to an increase in the use of alternative film delivery methods (and the shortening or elimination of the “release window” of major motion pictures bypassing the theater entirely), including network and online video streaming and downloads;
•theater circuits in NCM LLC’s network are expected to continue to renovate auditoriums in certain of their theaters to install new larger, more comfortable seating or adjust seating arrangements, reducing the number of seats and the audience size in a theater auditorium. These renovations have been viewed favorably by patrons and many theater circuits have noted an intent to continue such renovations;
•changes in theater operating policies, including the number and length of trailers for films that are played prior to the start of the feature film, which may result in most or all of the Noovie® show starting further out from the actual start of the feature film;
•any reduction in consumer confidence or disposable income in general that reduces the demand for motion pictures or adversely affects the motion picture production or exhibition industries;
•the success of first-run motion pictures, which depends upon the number of films produced for theater exhibition and the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment;
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
Changes in theater patron behavior could result in declines in the viewership of our Noovie® show which could reduce the attractiveness of cinema advertising and our revenues.
The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view the Noovie show. Trends in patron behavior that could reduce viewership of our Noovie show include the following:
•theater patrons are increasingly purchasing tickets ahead of time via online ticketing mediums and when available reserving a seat in the theater (offered in a significant percentage of our network), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view most or all of the Noovie show;
•during the COVID-19 Pandemic, certain consumers changed their behavior in order to avoid large groups and other public indoor activities, and these behavior changes could become a long-term trend;
•certain theater chains have increased the number of trailers and time devoted to other programming prior to the display of the feature film, and in combination with our Post-Showtime Inventory, may cause patrons to arrive later to theaters and reduce the number of patrons that are in a theater seat to view most or all of the Noovie show; and
•changes in theater patron amenities, including bars and entertainment within exhibitor lobbies causing increased dwell time of patrons.
National advertising sales and rates are dependent on the methodology used to measure audience impressions. If a change is made to this methodology that reflects fewer audience impressions available during the show, this could adversely affect the Company’s revenue and results of operations.
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
Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought, including the type of court hearing the matter. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the ESAs. If a court were to determine that the non-competition provisions are unenforceable, the founding members could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part, could cause our revenue to decline and could have a material negative impact on our business. In connection with the Cineworld Proceeding, NCM LLC has also filed an adversary proceeding against Regal Cinemas, Inc. seeking declaratory relief and an injunction prohibiting Regal Cinemas, Inc. from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA. The bankruptcy court may be a less favorable venue for adjudicating the implicated provisions.
We may not realize the anticipated benefits of the 2019 ESA Amendments.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments with affiliates of Cinemark and Regal. Among other things, the 2019 ESA Amendments provide that, beginning November 1, 2019, NCM LLC is entitled to display up to five minutes of the Noovie® show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie show in the trailer position directly prior to the “attached” trailers preceding the feature film. The COVID-19 Pandemic occurred shortly after NCM LLC was entitled to this inventory, disrupting our ability to utilize it.

We expect the 2019 ESA Amendments to ultimately result in an increase in average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:
•the behavior of theater patrons may change in response to the display of a portion of the Noovie show after the advertised showtime, or in response to the combination of advertising and trailers before the start of the feature film, resulting in a reduction to the number of patrons that are in a theater seat to view most or all of the Noovie show;
•potential advertisers may not view the Post-Showtime Inventory as attractive due to inability to run across our entire network or view it as a premium advertising opportunity and the average CPMs for the Noovie show may not increase as much as anticipated, or at all;
•NCM LLC may not satisfy the minimum average CPM or the other restrictions which are required by the 2019 ESA Amendments for it to have the right to display the Platinum Spot for more than one concurrent advertiser;
•the extended length of time between the advertised showtime and the beginning of the feature film may decrease the average CPM for that portion of the Noovie show appearing before the advertised showtime, which may partially or fully offset any increase in average CPM for the Post-Showtime Inventory; and
•the increased theater access fees payable to Cinemark and Regal in connection with the Post-Showtime Inventory and revenue share applicable to the Platinum Spot may exceed the increase, if any, in revenue resulting from the 2019 ESA Amendments.
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
As a result of the 2019 ESA Amendments, NCM LLC is entitled to display up to five minutes of the Noovie® show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie show in the trailer position directly prior to the “attached” trailers preceding the feature film. We also entered into agreements to obtain similar access to similar inventory with certain of our other current network affiliates. At this time NCM LLC is displaying Post-Showtime Inventory in theaters that constitute approximately 59% of the attendance in our network as of December 29, 2022.
There can be no assurance that our efforts with current and potential network affiliates will be successful in increasing either the number of theaters in which NCM LLC has the right to display advertising, including Post-Showtime Inventory. Certain of our theater partners have previously indicated that they have no plans to introduce our Post-Showtime Inventory in their theaters. In addition, any agreements with other network affiliates or new network affiliates may be on terms less favorable to us than the current network affiliate agreements and the 2019 ESA Amendments. If we are unable to expand the number of theaters displaying our advertising, including the Post-Showtime Inventory, we will be limited to only experiencing the benefit of our advertising in our current theaters and our Post-Showtime Inventory, if any, in Cinemark, Regal and participating affiliate theaters.
Changes in the ESAs with, or lack of support by, the founding members could adversely affect our revenue, growth and profitability.
The ESAs with the founding members are critical to our business. The ESA with AMC has an initial term of 30 years and the ESAs with Cinemark and Regal (as amended by the 2019 ESA Amendments) have a term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the founding members, which begins one year prior to the end of the term of each respective ESA. The founding members’ theaters represent approximately 79.9% of the screens and approximately 81.0% of the attendance in our network as of December 29, 2022. If any one of the ESAs was terminated, not renewed at its expiration or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the founding members, the absence of which could adversely affect us. Pursuant to the ESAs, the founding members must make investments to replace network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the founding members do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In addition, the ESAs give the founding members the right to object to certain content in our Noovie® show, including content that competes with us or the applicable founding member. If the founding members do not agree with our decisions on what content, strategic program or partnerships are permitted under the ESAs, we may lose advertising clients and the resulting revenue, which would harm our business. Regal and its affiliates are currently in bankruptcy and it is unknown if Regal will continue to cooperate, invest and support the business during the pendency of the bankruptcy process. While founding members are eligible to be issued additional shares pursuant to the terms of the common unit adjustment agreement, two of our founding members currently have zero membership units following the redemption of their common membership units. We are uncertain how these founding members’ lack of ownership interest in NCM LLC may affect its cooperation with us under its ESA or otherwise going forward.
Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved.
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in this annual report on Form 10-K under “Business—Our Strategy.” We had 273.7 million and 374.4 million unique data records as of December 30, 2021 and December 29, 2022, respectively. These valuable unique data records consist of both our own NCM first-party data from our owned-and-operated digital products, and a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie show and where they go in the days and weeks afterwards. Our ability to increase our unique data records requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our online and mobile entertainment and advertising network and mobile apps. Our ability to collect and leverage movie audience data is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology, platform operator policies and privacy laws and regulation and may not deliver the future benefits that we are expecting. It is important that we maintain a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.
Our digital out-of-home business remains at an early stage and is under significant competitive pressure with the proliferation of available alternatives in the digital out-of-home space and may not deliver the future benefits that we are expecting. If we are unable to develop relationships and advertising that is relevant to the marketplace that can be integrated with our core on-screen advertising products, and if these offerings are not attractive to our advertisers, then the digital out-of-home business may not provide significant revenue or a method to help expand our cinema advertising business as it matures. Additionally, the COVID-19 Pandemic has impacted the consumer traffic and available impressions at a number of locations we have the right to display digital out-of-home advertising, and the traffic may not recover to historic levels. As such, there can be no assurance that we will recoup our investments made pursuing this business.
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
The personal information we collect and maintain through our online and mobile services, as well as from third-party sources, may expose us to liability or cause us to incur greater operating expenses.
We collect personal information from users of our websites or apps, including those users who establish accounts, or users who view certain advertising displayed through our online and mobile services. We receive certain personal information regarding consumers who enter the theaters in our network, including places visited before entering the theater and after leaving the theater, from third parties to supplement or enhance the information we collect and maintain about users of our online and mobile services or individuals who view advertising or enter theaters. We also collect personal information relating to individuals who are job applicants, employees, stockholders, directors, officers and independent contractors of NCM, as well as emergency contact information they provide. In addition, we collect personal information relating to employees, owners, directors, officers and independent contractors of other organizations within the context of conducting due diligence regarding or providing or receiving a product or service to or from such organization. The collection and use of this information is governed by applicable privacy, information security and consumer protection laws and regulations that continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to offer our clients advertising targeted to moviegoer demographics or to interact with users of our online and mobile services, and could result in legal liability. For example, the failure, or perceived failure, to comply with applicable privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, we could incur significant costs notifying affected individuals and providing them with credit monitoring services. The market perception of the effectiveness of our security measures could also be harmed, and we could lose users of these services and the associated benefits from gathering such user data.

Changes in laws, regulations or rules relating to privacy, data security, the Internet or other areas of our online or mobile services may result in the need to alter our business practices or incur greater operating expenses.
A number of statutes, regulations and rules may impact our business as a result of our online or mobile services and our use of personal information we receive from third parties. For example, privacy laws that have passed or are being contemplated give, or will give, individuals additional rights with regards to the collection, use, access to, correction, deletion, selling, sharing and protection of their personal information and sensitive personal information. The costs of compliance with privacy laws, regulations and rules and other regulations relating to our online and mobile services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations, or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against claims, adverse rulings or damages, the reduction or elimination of features, functionality or content from our online or mobile services, or our inability to use unique data records effectively. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.
The markets for advertising are competitive and we may be unable to compete successfully.
The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks, ad supported video-on-demand and other video media platforms. In addition to these video advertising platforms, we compete for advertising directly with additional media platforms, including digital advertising providers, online, digital out-of-home and mobile, radio, various local print media and billboards, and other cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business, which may be at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online, digital out-of-home and mobile advertising companies and ad supported video-on-demand platforms, to constantly revise and improve their business models to meet expectations of advertising clients. In addition, the pricing and volume of advertising may be affected by shifts in spending toward digital platforms from more traditional media, or toward new ways of purchasing advertising, such as through automated purchasing, dynamic advertising insertion, third parties selling local advertising posts and advertising exchanges, some or all of which may not be as advantageous to the Company as current advertising methods. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. A decline in the economic prospects of advertisers, industries, such as retail or consumer products, or the economy in general could alter current or prospective advertisers’ spending priorities, including changes in prospects caused by inflationary pressures, pandemics or other events. If we cannot respond effectively to media marketplace changes, advertising market changes, new entrants or advances by our existing competitors, our business may be adversely affected.
Additionally, the number of films and mix of film ratings of the available motion pictures, such as the proportion of G and PG rated films or a shift in the types and numbers of films being shown in theaters, could cause advertisers to reduce their spending with us as the theater patrons for the available films may not represent those advertisers’ target markets.
Advertising demand also impacts the price (CPM) we are able to charge our clients. Due to increased competition, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (4.2%) to 23.6% from 2015 to 2022 (excluding 2020).
If we do not continue to upgrade our technology, our business could fail to grow and revenue and operating margins could decline.
In early 2021, we implemented a new cinema advertising management system which was developed by a third-party vendor. This system replaced many of our internally developed systems and provide delivery optimization, inventory management and monetization, intelligent dynamic scheduling, increased flexibility, and workflow automation. The system also interfaces with our accounting system thus driving client invoicing and revenue recognition. Given the pervasive impact of this new system on the Company's processes, problems with the systems and software could cause operational difficulties, lead to errors within our financial reporting and slow or prevent the growth of our business in the future. As we continue to move our technology to cloud based SaaS platforms, our operating results may be impacted as operating expenses associated with the SaaS licenses may increase as our annual capital expenditure spending may decrease and this shift in costs may exceed our current estimates.
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
•declining attendance and thus a decline in the impressions available for our show;
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
The ESAs and certain of our network affiliate agreements include automatic annual cost or fee increases. The theater access fees under the ESAs are composed of a fixed payment per patron, increasing by 8% every five years, and a fixed payment per digital screen connected to the DCN, increases annually by 5%. The digital screen fees may exceed the traditional theater access fees in the future because of the higher rate of growth of the digital screen fees. In addition, pursuant to the 2019 ESA Amendments, we have agreed to pay a fixed payment per patron in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film, which amounts increased by fixed amounts until November 1, 2022 and then now increase by 8% every five years beginning November 1, 2027. If NCM LLC further amends the ESAs or network affiliate agreements in response to market conditions or in connection with the bankruptcy of a counterparty, the costs could increase. If we are unable to grow our high margin advertising revenue at a rate at least equal to that of our contractual obligations, our margins and results would be negatively affected.
We generate all of our operating income and Adjusted OIBDA from our high margin advertising business. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective, unpredictable or overly expensive or lacks sufficient scale. In addition, large advertisers generally have set advertising budgets, of which cinema advertising may only be a small portion. Reductions in the size of advertisers’ budgets due to local or national economic trends, epidemics, pandemics, other natural disasters or similar events, a shift in spending to other advertising mediums, perception of uncertainty in advertising mediums, or other factors could result in lower spending on our advertising inventory. Advertisers are spending in the scatter market closer to the start date of their advertising campaign. A substantial portion of our advertising revenue relates to contracts with terms of a month or less, and clients have many video media choices and can adjust where ads are placed up until their airdates without the risk of securing desired impressions. We have previously been successful in securing favorable upfront advertising agreements, but as advertising spending shifts in the scatter market closer to the start date of advertising campaigns, our ability to maintain high CPMs in the upfront markets may decrease. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts that we are not able to replace would negatively affect our results.
The loss of any major content partner or advertising client could significantly reduce our revenue.
We derive a significant portion of our revenue from our contracts with our content partners, courtesy PSAs and NCM LLC’s founding members’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the founding members’ and their beverage concessionaires but expect that each founding member will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. There was one company that individually accounted for over 10% of our total revenue during the year ended December 29, 2022. The agreements with the content partners, courtesy PSAs and beverage advertising with the founding members in aggregate accounted for approximately 25.6% of our total revenue during the year ended December 29, 2022. During the year ended December 29, 2022, one content partner accounted for 12.9% of our total revenue. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more as a customer could decrease our revenue and adversely affect current and future operating results.
The ESAs allow the founding members to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.
The ESAs contain certain limited exceptions to our exclusive right to use the founding members’ theaters for our advertising business. The founding members have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). These strategic marketing relationships can include the use of one minute on the LEN per 30-minute cycle and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience. The use of LEN or lobby promotions by the founding members for these advertisements and programs could result in the founding members creating relationships with advertisers that could adversely affect our current LEN and lobby promotions advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. The LEN and lobby promotions represented approximately 0.8% and 0.7% of our total advertising revenue for the year ended December 29, 2022 and December 30, 2021, respectively. The founding members do not have the right to use their movie screens (including the Noovie® show or otherwise) for promoting these cross-marketing relationships, and thus we will have the exclusive rights to advertise on the movie screens, except for limited advertising related to theater operations.
The founding members also have the right to install a second network of video monitors in the theater lobbies in excess of those required to be installed for the LEN, and the founding members have exercised this right to install a significant number of video monitors in their theater lobbies. The presence of this additional lobby video network, which we refer to as the founding members’ lobby network, could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.
We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them.
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. Following the resignations of certain members of our senior management in 2021 and 2020, in 2021 we appointed a new President of Sales, Marketing and Partnerships, Chief Financial Officer, and General Counsel. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. During the COVID-19 Pandemic, we had an increase in voluntary turnover and implemented a temporary pay reduction for all employees of up to 50% and each of our named executive officers agreed to a 20% reduction of their base salary and other employee benefit cuts. These temporary pay reductions were removed for all employees at the beginning of 2022. Additionally, while the Company was able to find experienced replacements for senior management during the uncertainty caused by the COVID-19 Pandemic, there is no guarantee that the Company will continue to be able to recruit experienced replacements. We do not have key-man life insurance covering any of our employees.
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
If we do not effectively implement our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products or obtain access to third-party digital inventory. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook. Our ability to invest in our existing digital business and our new digital out-of-home business have been and will continue to be negatively impacted by the COVID-19 Pandemic, which may decrease the growth of these businesses.
The amount of in-theater inventory we have to sell is limited by the length of the Noovie show. In order to maintain in-theater growth we will need to expand the number of theaters and screens in our network. If we lose a significant number of theaters or are unable to expand our network, our revenue and operating results could be adversely impacted.
Our business relies heavily on technology systems, and any failures or disruptions may materially and adversely affect our operations.
In order to conduct our business, we rely on information technology networks and systems, including those managed and owned by third parties, to process, transmit and store electronic information and manage and support business processes and activities. The temporary or permanent loss of our computer equipment, networks, data or software systems through ransomware, data exfiltration, and other cyberattacks and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material negative impact and the steps that we have taken to mitigate these risks may prove to be ineffective. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard its systems, including disaster recovery systems separate from our operations, robust network security and other measures to help protect our network from unauthorized access and misuse, and a cyber-security insurance policy, the Company’s information technology systems or systems of our founding members, network affiliates or third-party service providers could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. For example, SolarWinds previously announced that its system was infected with malicious software during 2020, which might have impacted customers, including NCM. While NCM took prompt action to address the potential vulnerability and does not believe that there were any adverse consequences, there is no guarantee that future hacks and attacks on our network, including those through third parties, will be unsuccessful or resolved without damage to us or our customers. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures. Depending on the nature and scope of a future disruption, if any technology network or systems were to fail and we were unable to recover in a timely manner, we would be unable to fulfill critical business functions, which could lead to a loss of clients and revenue, harm our reputation or interfere with our ability to comply with financial reporting and other regulatory requirements.
Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price.
A weak advertising market, the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect annual results. Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry, which have historically been higher during the second, third, and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters. Additionally, the bankruptcy of our founding members, or negative news regarding the theater industry, cinema advertising generally or us could lead to increased volatility in revenue from quarter to quarter. These variations in our financial results could contribute to volatility in our stock price.
Our business, services, or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense, or otherwise may be affected by our efforts to protect our intellectual property or restrictions or obligations in third-party licenses.
Our business uses a variety of intellectual property rights, including copyrights, trademarks, trade secrets, domain names and patents or patentable ideas in the provision of our advertising services, the websites we operate at ncm.com and Noovie.com, our digital gaming products including Noovie Trivia and the features and functionality, content and software we make available through those websites and apps. We rely on our own intellectual property rights, as well as intellectual property rights obtained from third parties (including through open-source licenses), to conduct our business and provide our in-

theater, online, mobile and creative services. We may incur expenses, some of which may be significant, in developing, protecting, maintaining, and defending our intellectual property rights or licensing intellectual property from third parties.
In some instances, we may not be able to or may choose not to protect, maintain, or defend our intellectual property rights or the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.
We may discover that our business or the technology or methods we use to operate our business infringes patent, trademark, copyright, publicity rights, or other intellectual property rights owned by others or is otherwise negatively impacted by restrictions imposed by or obligations under third-party intellectual property licenses. In addition, our competitors or others may claim rights in patents, trademarks, copyrights, publicity rights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, online, or mobile services either in the U.S. or in international markets. We may incur significant costs in protecting our own intellectual property rights or defending or settling intellectual property infringement claims and may face significant damage awards (including the potential for awards of attorneys’ fees) if we are found to be infringing third-party intellectual property rights.
Our in-theater, online and mobile services facilitate the distribution of content, and we create content for others. This content includes advertising-related content, as well as movie, television, music, gaming and other media content, much of which is obtained from third parties. Our apps, websites, and social media channels also include features enabling users to upload or add their own content and modify certain content. As a distributor of content, we face potential liability for negligence, copyright, patent, trademark, or publicity infringement, or other claims based on the content that we distribute or create for others. We or entities that we license or receive content from or distribute content through may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.
If we fail to regain compliance with the requirements for continued listing on Nasdaq, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.
On October 28, 2022, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Global Market, as set forth in Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until April 26, 2023, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If at any time before April 26, 2023, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Bid Price Rule. If we do not regain compliance with the Bid Price Rule by April 26, 2023, we may be eligible for an additional 180-day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Bid Price Rule, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period.
This notice from Nasdaq has no immediate effect on the listing of our common stock and our common stock will continue to be listed under the symbol “NCMI”. We are currently evaluating available options for regaining compliance, including but not limited to, implementing a reverse stock split in connection with a special meeting of the stockholders or our 2023 annual meeting of the stockholders to regain compliance with the Bid Price Rule. There can be no assurance that the Company will regain compliance with the Bid Price Rule or maintain compliance with any of the other Nasdaq continued listing requirements. If we fail to regain compliance with the Bid Price Rule, our common stock could be delisted from Nasdaq. If this occurs, trading of our common stock would most likely take place in an over-the-counter market for unlisted securities. This will likely decrease the liquidity, trading volume, and price of our securities, causing the value of an investment in us to decrease and having an adverse effect on our business, financial conditions and results of operations, including our ability to attract and retain qualified employees, raise capital, and execute on strategic alternatives.
Risks Related to Our Corporate Structure
We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock.
We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances or other securities owned. Consequently, our ability to obtain operating funds primarily depends upon distributions and payments under the NCM LLC operating and management services agreement from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in its Senior Secured Credit Facility, Revolving Credit Facility and indentures, and the NCM LLC Operating Agreement. The NCM LLC Senior Secured Credit Facility, Revolving Credit Facility and indentures limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain leverage tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement (incorporated in the ESA). Refer to the information provided under Note 10 to the audited Consolidated Financial Statements included elsewhere in this document for leverage discussion. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in NCM LLC’s debt agreements and legal requirements. NCM LLC’s Senior Secured Credit Facility and Revolving Credit Facility also restricts NCM LLC’s ability to distribute cash to its members, including us, until after the delivery of a compliance certificate following the fourth quarter of 2023. In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, once NCM, Inc. cash balances and investments are extinguished, we will be unable to pay dividends to our stockholders or pay other expenses outside the ordinary course of business.
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
The agreements relating to NCM LLC’s debt, including the Notes due 2026 and Notes due 2028, the Senior Secured Credit Facility, the Revolving Credit Facility 2018 and the Revolving Credit Facility 2022 limit but do not prohibit NCM LLC’s ability to incur additional debt, and do not place any restrictions on NCM, Inc.’s ability to incur debt. Accordingly, NCM, Inc. or NCM LLC could incur additional debt in the future, including additional senior or senior subordinated notes and additional secured debt. If new debt is added to current debt levels, the related risks that we now face, including those described above under “NCM LLC’s substantial debt obligations could impair our financial condition or prevent us from achieving our business goals,” could intensify.

NCM LLC’s other equityholders or their affiliates, as well as our largest stockholders, may have interests that differ from those of our public stockholders and they may be able to influence our affairs.
So long as either Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units, which is calculated to include shares of common stock received upon redemption of NCM LLC membership units, but excluding shares of our common stock otherwise acquired subject to limited exceptions, if the two directors appointed by Cinemark or the two directors appointed by Regal to our Board of Directors (except that if either Cinemark or Regal has only appointed one director, and such director qualifies as an “independent director” under the applicable rules of the Nasdaq Stock Market LLC, then such director) vote against any of the corporate actions listed below, we and NCM LLC will be prohibited from taking any such actions:
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
Pursuant to a director designation agreement, so long as Cinemark or Regal owns at least 5% of NCM LLC’s issued and outstanding common membership units, which is calculated in a similar manner as under our Certificate of Incorporation, such NCM LLC founding member will have the right to designate a total of two nominees to our Board of Directors who will be voted upon by our stockholders. One such designee by Cinemark and Regal must meet the independence requirements of the stock exchange on which our common stock is listed. If, at any time, Cinemark or Regal owns less than 5% of NCM LLC’s then issued and outstanding common membership units, then such NCM LLC founding member shall cease to have any rights of designation. AMC no longer has seats on our Board of Directors or the right to nominate any person to serve on our Board of Directors.
If any director designee to our Board of Directors designated by Cinemark is not appointed to our Board of Directors, nominated by us or elected by our stockholders, as applicable, then Cinemark (so long as they each continue to own at least 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve specified actions of NCM LLC.
Under these circumstances, our corporate governance documents allow NCM LLC’s other members and their affiliates to exercise a greater degree of influence in the operation of our business and that of NCM LLC and the management of our affairs and those of NCM LLC than is typically available to stockholders of a publicly-traded company. Even if NCM LLC’s other members or their affiliates own a minority economic interest (but not less than 5%) in NCM LLC or our common stock in certain situations, they may be able to continue exerting such degree of influence over us and NCM LLC.
Further, Standard General L.P. (“Standard General”), our largest stockholder after Regal and Cinemark, beneficially owns 12,932,382 shares of our common stock, and as of December 29, 2022, Regal beneficially owns 40,683,797 shares of our common stock, and Cinemark held NCM LLC membership interests that are convertible into another 43,690,797 shares of our common stock. As a result, Cinemark, Regal and Standard General are in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation or bylaws and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders.
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
As long as Cinemark and Regal maintain their rights to designate directors under our Directors Designation Agreement, our Board of Directors may include directors and certain executive officers of Cinemark and Regal and other directors who may have commercial or other relationships with Cinemark and Regal. Cinemark and Regal compete with each other in the operation of their respective businesses and could have individual business interests that may conflict. Their differing interests could make it difficult for us to pursue strategic initiatives that require approval from the Board of Directors or require equityholder approval.
In addition, the structural relationship we have with NCM LLC’s founding members could create conflicts of interest among NCM LLC’s founding members, or between NCM LLC’s founding members and us, in a number of areas relating to our past and ongoing relationships. These conflicts of interests could also increase upon the sale of NCM LLC membership units by a founding member, as is the case for AMC and Regal, because the founding member may have less incentive to agree to changes that may result in higher revenue for NCM LLC or a higher price for our common stock. There is not any formal dispute resolution procedure in place to resolve conflicts between us and an NCM LLC founding member or between NCM LLC founding members. We may not be able to resolve any potential conflicts between us and an NCM LLC founding member and, even if we do, the resolution may be less favorable to us than if we were negotiating with another third-party.
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
Provisions contained in our certificate of incorporation and bylaws, the NCM LLC Operating Agreement, and provisions of the Delaware General Corporation Law (“DGCL”), could delay or prevent a third-party from entering into a strategic transaction with us, even if such a transaction would benefit our stockholders. For example, our certificate of incorporation and bylaws:
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
The common unit adjustment agreement and the ESAs provide that NCM LLC will issue common membership units to account for changes in attendance associated with the theaters NCM LLC’s founding members operate and which are made part of our advertising network. Historically, each of NCM LLC’s founding members has increased the attendance associated with the theaters it operates in most years. If this trend continues, NCM LLC may issue additional common membership units to NCM LLC’s founding members to reflect their increases in attendance associated with theaters. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. On December 28, 2022, Regal was issued 40,683,797 shares of our common stock in connection with the redemption of all of Regal’s common membership units in NCM LLC. This increased the number of shares of common stock outstanding from 81,764,193 to 128,402,636 and Regal’s ownership is equal to 31.7% of our issued and outstanding common stock as of December, 29, 2022. This redemption and other future redemptions, if we elected to issue common stock rather than cash upon redemption, may dilute the voting power of our common stockholders. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an NCM LLC founding member’s common membership units in NCM LLC. For further information, refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
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
We cannot predict the effect, if any, that market sales of shares of common stock by Regal, Cinemark, AMC, Standard General or any of our significant stockholders will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Cinemark, Regal and AMC may receive up to 43,690,797 shares of common stock as of December 29, 2022 upon redemption of their outstanding common membership units of NCM LLC. The resale of these shares of common stock has been registered as required by the terms of the registration rights agreement between NCM, Inc. and the founding members. Standard General also owns 12,932,382 shares that it may sell at any time. Additionally, once equity awards held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable. Refer to Note 11 to the audited Consolidated Financial Statements included in our annual report on Form 10-K.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company's headquarters are located in Centennial, Colorado. As of December 29, 2022, the Company also leases advertising sales offices in New York, Los Angeles and Chicago and digital development offices in Los Angeles and New York. We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

Item 3.	Legal Proceedings
On September 7, 2022, Cineworld Group plc and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal Cinemas, Inc. filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal Cinemas, Inc. planned on negotiating with NCM LLC. NCM LLC has also filed an adversary proceeding against Regal Cinemas, Inc. seeking declaratory relief and an injunction prohibiting Regal Cinemas, Inc. from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023.
On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291. The Company will continue to act as the manager of NCM LLC, the “debtor in possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to “first day” motions filed with the Bankruptcy Court, the Bankruptcy Court authorized NCM LLC to conduct NCM LLC’s business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing NCM LLC to consensually use cash collateral, pay employee wages and benefits and pay vendors and suppliers in the ordinary course for all go forward goods and services. NCM LLC will continue to pursue approval of a proposed plan of reorganization, which will incorporate the terms of the Restructuring Support Agreement.
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

Name	Age	Position
Thomas F. Lesinski	63	Chief Executive Officer
Ronnie Y. Ng	43	Chief Financial Officer
Scott D. Felenstein	54	President of Sales, Marketing & Partnerships
Maria V. Woods	54	Executive Vice President, General Counsel and Secretary
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
Ronnie Y. Ng. Mr. Ng was appointed Chief Financial Officer in September 2021. Mr. Ng previously served as the Chief Financial Officer and Head of Corporate Development of Allen Media Group from October 2018 until September 2021 where he led the company's finance organization and oversaw multiple large scale acquisitions and the refinancing of the company's capital structure. Before joining Allen Media Group, Mr. Ng served as Vice President in the Fixed Income Group for TCW Group from 2013 to 2018 where he invested in investment grade corporate bonds, high-yield bonds and leveraged loans. Prior to joining TCW Group, Mr. Ng was an investment banker for approximately 10 years. From 2006 to 2012 he was an Executive Director at UBS Investment Bank’s Global Media Group where he managed, advised, and structured various financings and mergers and acquisition transactions. Previously, Mr. Ng held similar investment banking positions from 2003 to 2006 at Deutsche Bank and Houlihan Lokey. Prior to Mr. Ng’s investment banking career, he provided financial and accounting due diligence services for merger and acquisition and financing transactions at Arthur Andersen. Mr. Ng holds a Bachelor of Science degree in finance from the University of Illinois at Urbana-Champaign and was a licensed general securities representative (Series 7) and Uniform Securities Agent (Series 63).
Scott D. Felenstein. Mr. Felenstein was appointed as President of Sales, Marketing & Partnerships in July 2021. Prior to this appointment, Mr. Felenstein served as Executive Vice President and Chief Revenue Officer since April 2017. Prior to joining NCM, Inc., Mr. Felenstein served as Executive Vice President, National Advertising Sales for Discovery Communications, Inc. since 2013 and Senior Vice President, National Advertising Sales for Discovery Communications, Inc. since 2000. Prior to working at Discovery Communications, Inc., Mr. Felenstein served on the digital ad sales team at Excite@Home and worked as an account executive at CBS Sports.
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
Market Information
Our common stock, $0.01 par value, is traded on The Nasdaq Global Select Market under the symbol “NCMI”. There were 221 stockholders of record as of April 10, 2023 (does not include beneficial holders of shares held in “street name”).
Dividend Policy
We intend to distribute substantially all of our free cash flow (distributions from NCM LLC less income taxes and payments under the tax receivable agreement with the founding members) in the form of dividends to our stockholders. The declaration, payment, timing and amount of any dividends payable will be at the sole discretion of our Board of Directors who will take into account general economic and advertising market business conditions, our financial condition, our available cash, our current and anticipated cash needs, including opportunities to reinvest in our business and any other factors that the Board of Directors considers relevant which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement and the Revolving Credit Agreement 2022 (as defined herein), entered into on January 5, 2022. The Company intends to pay a regular dividend for the foreseeable future at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through a dividend. Under Delaware law, dividends may be payable only out of surplus, which is our total assets minus total liabilities less the par value of our common stock, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. For tax purposes, our dividends paid in 2021 and 2022 were treated as non-dividend distributions to stockholders.
Issuer Purchases of Equity Securities
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
September 30, 2022 through October 27, 2022	—	$—	—	N/A
October 28, 2022 through December 1, 2022	—	$—	—	N/A
December 2, 2022 through December 29, 2022	—	$—	—	N/A

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This section of this Form 10-K generally discusses fiscal 2022 and fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2021.
Bankruptcy Filing and Going Concern
As a result of the commencement of the Chapter 11 Case on April 11, 2023 discussed further within Item 1, we are operating as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Case, we intend to de-lever NCM LLC’s balance sheet and reduce overall indebtedness. Additionally, as a debtor in possession, certain of NCM LLC’s activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee NCM LLC will successfully agree upon a viable plan of reorganization with the various stakeholders, or that any such agreement will be reached in the time frame that is acceptable to the Bankruptcy Court.
We have concluded that NCM LLC’s financial condition and projected operating results, the defaults under NCM LLC’s debt agreements subsequent to December 29, 2022, and the risks and uncertainties surrounding NCM LLC’s Chapter 11 Case raise substantial doubt as to our ability to continue as a going concern. See Note 16—Subsequent Events for further discussion.
Overview
We are America’s Movie Network. As the largest cinema advertising network in North America, we are a media company dedicated to uniting brands with young, diverse audiences through the power of movies and pop culture. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in our Noovie® show, our cinema advertising and entertainment show seen on movie screens across the U.S.
We present two different formats of our Noovie® show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates’ theaters, the Noovie show now includes Post-Showtime advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot. As of December 29, 2022, theaters presenting the new Noovie show format with Post-Showtime Inventory made up approximately 59.3% of our network. All other NCM network theater circuits, which make up the remaining 40.7% of our network, present the Classic Noovie show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie show.
We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell digital online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Shuffle and Name That Movie on third-party’s internet sites, as well as a variety of complementary out of home venues, including restaurants, convenience stores and college campuses, in order to reach entertainment audiences beyond the theater. As of December 29, 2022, approximately 7.3 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in unique data records of approximately 374.4 million as of December 29, 2022. We have long-term ESAs (approximately 16.8 weighted average years) with the founding members and multi-year agreements with network affiliates, which expire at various dates between May 29, 2023 and December 31, 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 14.0 years as of December 29, 2022. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie show and LEN programming are distributed predominantly via satellite through our proprietary DCN.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, national, local, regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and any future dividends declared by our Board of Directors.
Recent Developments
Cineworld Proceeding—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA with NCM LLC, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company. NCM LLC has also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. Although there can be no assurances that NCM LLC’s proceeding for declaratory relief will be successful, the Company believes these exclusivity rights will survive any attempted rejection of the ESA by Regal in the bankruptcy proceeding. As of the filing date, the Company continues to negotiate with Regal regarding the ESA and NCM LLC's provision of advertising services. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.
COVID-19 Impact and Other Macroeconomic Factors—The impacts from the COVID-19 Pandemic have had and continue to have an effect on the world and our business. The movie slate for 2022 improved from prior years but continued to be limited by post-production delays and major motion picture release schedule changes. Attendance levels increased from the prior year, but have not met historical levels and has not been consistent throughout the year due to timing of major motion picture releases. In-theater advertising revenue for the year ended December 30, 2021 and the year ended December 29, 2022 also remained below historical levels due in part to a lag between the recovery of attendees and advertisers, as well as current macroeconomic factors, such as rising interest rates, inflationary pressures and any potential recession, and the respective impacts on advertisers.
To ensure sufficient liquidity to endure the impacts of the COVID-19 Pandemic and other macroeconomic factors, we continued to manage our liquidity position through various cost control methods discussed further within the “Financial Condition and Liquidity” section below. Since the beginning of the COVID-19 Pandemic, the Company has significantly reduced payroll related costs through a combination of temporary furloughs and salary reductions and permanent layoffs. These changes have resulted in a headcount reduction of 39% as of December 29, 2022, as compared to headcount levels prior to the COVID-19 Pandemic. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or in-theater advertising revenue, and therefore, were not incurred for the duration of time that the theaters were closed and attendance-based fees will continue to be reduced for the period of time that attendance is lower than historical levels. We are still required to pay these screen-based fees when theaters are open.
We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic that attendance figures will continue to benefit from increased major motion picture activity. There can be no assurance that studios will not reschedule movie releases; that post-production delays will not negatively impact network attendance, advertiser sentiment, and our business in general; social distancing, capacity restrictions, and other public safety measures will not be reintroduced; when or if theaters within our network will return to historic attendance levels; and that the theaters which have reopened will remain open; or if any of the changes in consumer behavior or changes to the theatrical window in response to the COVID-19 Pandemic will become permanent.
Financing—On January 5, 2022, NCM LLC entered into the third amendment (the “Credit Agreement Third Amendment”) to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended (the “Credit Agreement”). Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein, including maintaining a total balance of $55.0 million of a combination of unrestricted cash on hand and availability under NCM LLC’s revolving credit facility through the fourth quarter of 2023; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022 (the “Extended Covenant Waiver Holiday”) and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
Also on January 5, 2022, NCM LLC entered into a Revolving Credit Agreement (the “Revolving Credit Agreement 2022”) among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term Secured Overnight Financing Rate (“SOFR”) plus 8.0%, with a 1.0% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement.
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
The results of operations data for the years ended December 29, 2022 and December 30, 2021 and the balance sheet data as of December 29, 2022 and December 30, 2021 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 31, 2020, December 26, 2019 and December 27, 2018 and the balance sheet data as of December 31, 2020, December 26, 2019 and December 27, 2018 are derived from the audited Consolidated Financial Statements of NCM, Inc. that are not included in this document.

Results of Operations Data	Years Ended
($ in millions, except per share data)	Dec. 29, 2022	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018
Revenue	$249.2	$114.6	$90.4	$444.8	$441.4
OPERATING EXPENSES:
Advertising operating costs	27.2	18.4	10.3	38.3	37.4
Network costs	8.4	7.4	8.6	13.5	13.3
Theater access fees and revenue share to founding members	82.3	51.1	24.6	82.7	81.7
Selling and marketing costs	42.8	34.7	37.6	64.9	66.5
Administrative and other costs	44.3	36.0	30.9	43.8	48.3
Impairment of long-lived assets	5.8	—	1.7	—	—
Depreciation expense	6.5	10.9	13.1	13.6	12.6
Amortization expense	—	—	—	—	27.3
Amortization of intangibles recorded for network theater screen leases	25.0	24.7	24.6	26.7	—
Total	242.3	183.2	151.4	283.5	287.1
OPERATING INCOME (LOSS)	6.9	(68.6)	(61.0)	161.3	154.3
NON-OPERATING EXPENSE (INCOME)	73.1	49.8	(96.9)	62.2	50.6
(LOSS) INCOME BEFORE INCOME TAXES	(66.2)	(118.4)	35.9	99.1	103.7
Provision for income taxes	—	—	162.2	12.4	23.5
CONSOLIDATED NET (LOSS) INCOME	(66.2)	(118.4)	(126.3)	86.7	80.2
Less: Net (loss) income attributable to noncontrolling interests	(37.5)	(69.7)	(60.9)	50.6	50.4
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, Inc.	$(28.7)	$(48.7)	$(65.4)	$36.1	$29.8
(LOSS) EARNINGS PER NCM, INC. COMMON SHARE:
Basic	$(0.35)	$(0.61)	$(0.84)	$0.47	$0.39
Diluted	$(0.35)	$(0.61)	$(0.84)	$0.46	$0.37

Other Financial and Operating Data	Years Ended
(in millions, except cash dividend declared per common share and screen data)	Dec. 29, 2022	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018
Adjusted OIBDA (1)	$57.3	$(24.7)	$(19.4)	$207.5	$205.4
Adjusted OIBDA margin (1)	23.0%	(21.6)%	(21.5)%	46.7%	46.5%
Capital expenditures	$4.2	$6.5	$11.2	$15.3	$15.4
Cash dividend declared per common share	$0.11	$0.20	$0.40	$0.68	$0.68
Founding member screens at period end (2) (5)	16,062	16,436	16,515	16,880	16,768
Total screens at period end (3) (5)	20,095	20,740	20,450	21,208	21,172
Total attendance for period (4) (5)	394.8	250.7	138.2	651.4	705.1
Notes to the Selected Historical Financial and Operating Data
(1)Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, executive officer transition costs, legal fees related to abandoned financing transactions, costs related to the reorganization of the sales force, advisor fees related to involvement in the Cineworld Proceeding and impairments of long-lived assets. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, executive officer turnover, legal fees related to abandoned financing transactions, costs related to the reorganization of the sales force, advisor fees related to involvement in the Cineworld Proceeding, impairments of long-lived assets, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, costs associated with the resignation and hiring of the Company’s executive officers, legal fees related to abandoned financing transactions, costs related to the reorganization of the sales force, advisor fees related to involvement in the Cineworld Proceeding or impairments of long-lived assets. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.
Adjusted OIBDA does not reflect integration and other encumbered theater payments as they are recorded as a reduction to intangible assets.  Integration payments and other encumbered theater payments received are added to Adjusted OIBDA to determine our compliance with financial covenants under our senior secured credit facility and included in available cash distributions to NCM LLC’s founding members. During the years ended December 29, 2022, December 30, 2021, December 31, 2020, December 26, 2019 and December 27, 2018, the Company recorded integration and other encumbered theater payments of $5.4 million, $1.6 million, $1.4 million, $22.3 million, and $21.4 million, respectively, from NCM LLC’s founding members.
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
The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Years Ended
	Dec. 29, 2022	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019	Dec. 27, 2018
Operating income (loss)	$6.9	$(68.6)	$(61.0)	$161.3	$154.3
Depreciation expense	6.5	10.9	13.1	13.6	12.6
Amortization expense (1)	—	—	—	—	27.3
Amortization of intangibles recorded for network theater screen leases	25.0	24.7	24.6	26.7	—
Share-based compensation costs (2)	7.1	8.1	2.2	5.5	7.8
Advisor fees related to abandoned financing transactions (3)	0.5	0.1	—	—	—
Executive transition costs (4)	—	0.1	—	0.4	3.4
Impairment of long-lived assets (5)	5.8	—	1.7	—	—
Sales force reorganization costs (6)	0.4	—	—	—	—
Advisor fees related to the Cineworld Proceeding (7)	5.1	—	—	—	—
Adjusted OIBDA	$57.3	$(24.7)	$(19.4)	$207.5	$205.4
Total revenue	$249.2	$114.6	$90.4	$444.8	$441.4
Adjusted OIBDA margin	23.0%	(21.6)%	(21.5)%	46.7%	46.5%

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
(2)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying Consolidated Financial Statements.
(3)These fees relate to advisor and legal costs incurred for advice pertaining to an alternative debt transaction that was abandoned in the fourth quarter of 2021 and an alternative equity transaction that was abandoned in the fourth quarter of 2022.
(4)Executive transition costs represent costs associated with the search for the Company’s new CFO during the third quarter of 2021, the search for the company’s CEO in 2019, and CEO transitions costs incurred in 2018.
(5)The impairment of long-lived assets primarily relates to the write down of certain internally developed software no longer in use.
(6)Sales force reorganization costs represents redundancy costs associated with changes to the Company’s sales force implemented during the first quarter of 2022.
(7)Advisor and legal fees incurred in connection with the Company’s involvement in the Cineworld Proceeding during the third and fourth quarter of 2022.
Summary Operating Data
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data).

	Years Ended		% Change
($ in millions)	Dec. 29, 2022	Dec. 30, 2021	2022 to 2021
Revenue	$249.2	$114.6	117.5%
Operating expenses:
Advertising operating costs	27.2	18.4	47.8%
Network costs	8.4	7.4	13.5%
Theater access fees and revenue share to founding members	82.3	51.1	61.1%
Selling and marketing costs	42.8	34.7	23.3%
Administrative and other costs	44.3	36.0	23.1%
Impairment of long-lived assets	5.8	0.0	100.0%
Depreciation expense	6.5	10.9	(40.4)%
Amortization of intangibles recorded for network theater screen leases	25.0	24.7	1.2%
Total operating expenses	242.3	183.2	32.3%
Operating income (loss)	6.9	(68.6)	(110.1)%
Non-operating expense	73.1	49.8	46.8%
Income tax expense	—	—	—%
Net loss attributable to noncontrolling interests	(37.5)	(69.7)	(46.2)%
Net loss attributable to NCM, Inc.	$(28.7)	$(48.7)	(41.1)%

Net loss per NCM, Inc. basic share	$(0.35)	$(0.61)	(42.6)%
Net loss per NCM, Inc. diluted share	$(0.35)	$(0.61)	(42.6)%

Adjusted OIBDA	$57.3	$(24.7)	(332.0)%
Adjusted OIBDA margin	23.0%	(21.6)%	44.6%
Total theater attendance (in millions) (1)	394.8	250.7	57.5%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
Our Network—The net screens added to our network by the founding members and network affiliates during 2022 were as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 30, 2021	16,436	4,304	20,740
Lost affiliates, net of new affiliates (1)	—	(291)	(291)
Closures, net of openings (2)	(374)	20	(354)
Balance as of December 29, 2022	16,062	4,033	20,095

(1)Represents the loss of four of our affiliates, partially offset by the gain of one affiliate during 2022 resulting in a net reduction of 291 affiliate screens to our network as of December 29, 2022.
(2)Represents the closure of 354 screens, net of new screens added, across our founding members and network affiliates.
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
We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2022 contained 52 weeks and fiscal year 2021 contained 52 weeks. Our 2023 fiscal year will contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 29, 2022	2022
December 30, 2021	2021
Results of Operations
Fiscal Years 2022 and 2021
Revenue. Total revenue increased $134.6 million, or 117.5%, from $114.6 million for 2021 to $249.2 million for 2022. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2022	2021	2021 to 2022	2021 to 2022
National advertising revenue	$187.1	$84.2	$102.9	122.2%
Local and regional advertising revenue	43.5	19.3	24.2	125.4%
Founding member advertising revenue from beverage concessionaire agreements	18.6	11.1	7.5	67.6%
Total revenue	$249.2	$114.6	$134.6	117.5%
The following table shows data on revenue per attendee for 2022 and 2021:

	Fiscal Year		% Change
	2022	2021	2021 to 2022
National advertising revenue per attendee	$0.474	$0.336	41.1%
Local and regional advertising revenue per attendee	$0.110	$0.077	43.1%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.584	$0.413	41.5%
Total advertising revenue per attendee	$0.631	$0.457	38.1%
Total theater attendance (in millions) (1)	394.8	250.7	57.5%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters for each period presented.  Refer to Note 5 to the audited Consolidated Financial Statements included elsewhere in this document.
National advertising revenue. National advertising revenue increased by $102.9 million, or 122.2%, from $84.2 million in 2021 to $187.1 million in 2022. The increase was due to a significant increase in impressions sold and a 15.4% increase in national advertising CPMs during 2022, compared to 2021. The increase in impressions sold was primarily due to a 57.5% increase in network attendance and a 42.5% increase in national advertising utilization due in part to the Company’s ability to participate in the 2022 upfront marketplace, as compared to 2021 when the theaters were closed, and the return of advertisers to the network for the full year of 2022.

Local and regional advertising revenue. Local and regional advertising revenue increased by $24.2 million, or 125.4%, from $19.3 million in 2021 to $43.5 million in 2022. The increase in local and regional advertising revenue was due primarily to the closure of approximately 40% of our network for three of months in 2021 due to the COVID-19 Pandemic. The increase was also driven by an increase in advertiser demand in 2022, compared to 2021, following a significant increase in network attendance primarily due to an improved movie slate.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $7.5 million, or $67.6%, from $11.1 million for 2021 to $18.6 million for 2022. The increase was due to a 59.4% increase in founding member attendance in 2022, compared to 2021. The increase was also due to contractual increases in the beverage revenue CPMs in 2022, compared to 2021.
Operating expenses. Total operating expenses increased $59.1 million, or 32.3%, from $183.2 million for 2021 to $242.3 million for 2022.  The following table shows the changes in operating expense for 2021 and 2022 (in millions):

	Fiscal Year		$ Change	% Change
	2022	2021	2021 to 2022	2021 to 2022
Advertising operating costs	$27.2	$18.4	$8.8	47.8%
Network costs	8.4	7.4	1.0	13.5%
Theater access fees and revenue share—founding members	82.3	51.1	31.2	61.1%
Selling and marketing costs	42.8	34.7	8.1	23.3%
Administrative and other costs	44.3	36.0	8.3	23.1%
Impairment of long-lived assets	5.8	—	5.8	100.0%
Depreciation expense	6.5	10.9	(4.4)	(40.4)%
Amortization of intangibles recorded for network theater screen leases	25.0	24.7	0.3	1.2%
Total operating expenses	$242.3	$183.2	$59.1	32.3%
Advertising operating costs. Advertising operating costs increased $8.8 million, or 47.8%, from $18.4 million in 2021 to $27.2 million in 2022. The increase was due primarily to an $8.9 million increase in advertising affiliate and partner expense in 2022, as compared to 2021, and a $0.4 million increase in personnel related costs due to the reinstatement of full salaries to all employees in the first quarter of 2022, as compared to 2021 when temporary salary and wage reductions were in place for the full year.
Network costs. Network costs increased $1.0 million, or 13.5%, from $7.4 million in 2021 to $8.4 million in 2022. The increase was primarily related to a $1.0 million increase in personnel related costs primarily due to the reinstatement of full salaries to all employees in the first quarter of 2022, as compared to 2021 when temporary salary and wage reductions were in place for the full year.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased $31.2 million, or 61.1%, from $51.1 million in 2021 to $82.3 million in 2022. This increase consisted of a $16.9 million increase due to the 59.4% increase in founding member theater attendance in 2022, as compared to 2021, and a $11.3 million increase due to the 25.8% increase in average active screens in 2022, as compared to 2021. This increase was also due to a $1.7 million increase in Platinum Spot revenue share for 2022, as compared to 2021.
Selling and marketing costs. Selling and marketing costs increased $8.1 million, or 23.3%, from $34.7 million in 2021 to $42.8 million in 2022. This increase was primarily related to a $4.9 million increase in personnel related costs due primarily to an increase in performance based compensation expense due to higher revenue in 2022, as compared to 2021, and an increase due to the reinstatement of full salaries to all employees in the first quarter of 2022, as compared to 2021 when temporary salary and wage reductions were in place for the full year. The increase was also due to a $2.2 million increase in selling related expenses driven by increased marketing activity, a $1.1 million increase in bad debt expense driven by the increase in revenue and a $0.5 increase in software costs. These increases were partially offset by a $0.7 million decrease in non-cash barter expense in 2022, as compared to 2021.

Administrative and other costs. Administrative and other costs increased $8.3 million, or 23.1%, from $36.0 million in 2021 to $44.3 million in 2022. This increase was primarily due to a $5.1 million increase in legal and professional fees incurred related to the Cineworld Proceeding in 2022. Administrative and other costs also increased $1.3 million due to a decrease in capitalized labor due to the nature of the work performed by our technology department in 2022, as compared to 2021, and the reinstatement of full salaries to all employees in the first quarter of 2022, as compared to 2021 when temporary salary and wage reductions were in place for the full year. The increase was also due to a $0.8 million increase in corporate expenses, a $0.4 million increase in cloud computing expense related to our cinema advertising management system, a $0.4 million increase in other business taxes due to changes in state tax laws in 2022, as compared to 2021, and a $0.3 million increase in legal and professional fees due to an abandoned equity transaction in 2022.
Impairment of long-lived assets. Impairment of long-lived assets increased $5.8 million, or 100.0%, from $0.0 million in 2021 to $5.8 million in 2022. This increase in impairment expense consisted of the write-off of certain long-lived assets during the first quarter of 2022.
Depreciation expense. Depreciation expense decreased $4.4 million, or 40.4%, from $10.9 million in 2021 to $6.5 million in 2022, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen leases increased $0.3 million, or 1.2%, from $24.7 million in 2021, to $25.0 million in 2022.

Non-operating expense.  Total non-operating expense increased $23.3 million, or 46.8%, from non-operating expense of $49.8 million in 2021 to non-operating expense of $73.1 million in 2022.  The following table shows the changes in non-operating expense for 2022 and 2021 (in millions):

	Fiscal Year		$ Change	% Change
	2022	2021	2021 to 2022	2021 to 2022
Interest on borrowings	$79.7	$64.8	$14.9	23.0%
(Gain) Loss on modification and retirement of debt, net	(5.9)	1.2	(7.1)	(591.7)%
Loss (Gain) on re-measurement of the payable to founding members under the tax receivable agreement	2.2	(16.1)	18.3	(113.7)%
Gain on sale of asset	(2.2)	—	(2.2)	100.0%
Other non-operating income	(0.7)	(0.1)	(0.6)	600.0%
Total non-operating expense	$73.1	$49.8	$23.3	46.8%

The increase in non-operating expense was primarily due to a $14.9 million increase in interest on borrowings primarily related to the increase in the weighted average interest rate from 5.6% in 2021 to 7.3% in 2022. It is also due to the issuance of the Revolving Credit Agreement 2022 in January of 2022 and a $16.1 million gain compared to a $2.2 million loss for the re-measurement of the payable to founding members under the tax receivable agreement for 2021 and 2022, respectively. These increases were partially offset by a $7.1 million increase in the gain on the modification and retirement debt driven by NCM, Inc.’s purchase of $25.8 million of the Notes due 2028 on the open market in the second quarter of 2022, a $2.2 million increase in the gain on sale of assets and a $0.6 increase in other non-operating income in 2022, as compared to 2021.
Known Trends and Uncertainties
COVID-19 and Other Macroeconomic Factors—As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic certain theaters within the Company’s network were temporarily closed during a portion of 2021. The Company's ability to advertise within theaters once opened in 2021 was limited due to reduced movie schedules and patron capacities at many network theaters and the timing and frequency of new major motion picture releases as compared to prior years due to the COVID-19 Pandemic. In 2022, attendance levels increased but remained below historical levels due to post-production delays and changes in major motion picture release schedules. Our theater access fees, network affiliate payments and Platinum Spot revenue share payments are driven by attendance, active screens and/or revenue, and therefore, were not incurred when theaters were closed and attendance-based fees were reduced for the period of time that attendance was lower than historical levels.
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

Cineworld Proceeding—As discussed within the ‘Recent Developments’ section, on September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with the Company. NCM LLC has also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. The timing of the hearing could be impacted by the Chapter 11 Case. Although there can be no assurances that NCM LLC’s proceeding for declaratory relief will be successful, the Company believes these exclusivity rights will survive any attempted rejection of the ESA by Regal in the bankruptcy proceeding. As of the filing date, the Company continues to negotiate with Regal regarding the ESA and NCM LLC's provision of advertising services. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For 2022 and 2021, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years, with the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027.
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
Financial Condition and Liquidity
Liquidity and Capital Resources
As a result of the commencement of the Chapter 11 Case on April 11, 2023, we are operating as the manager of a debtor in possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 filings, we intend to de-lever NCM LLC’s balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of NCM LLC’s and NCM, Inc.’s activity, as its manager, are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee NCM LLC will successfully agree upon a viable plan of reorganization with various stakeholders or reach any such agreement in the time frame that is acceptable to the Bankruptcy Court. See Note 16—Subsequent Events for additional information.
Our normal operating cash flows are providing liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders.

We have concluded that our financial condition and projected operating results, the defaults under NCM LLC’s debt agreements subsequent to December 29, 2022, and the risks and uncertainties surrounding NCM LLC’s Chapter 11 Case raise substantial doubt as to the Company’s ability to continue as a going concern. As a result of the substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure NCM LLC’s balance sheet, NCM LLC’s expected cash outflows related to interest payments on NCM LLC’s debt in 2023 are difficult to predict at this time. NCM LLC does not expect to make interest payments on any of its debt. NCM LLC plans to fund its ongoing operations through cash generated from operations.
We are unable to predict when NCM LLC will emerge from Chapter 11 because it is contingent upon numerous factors, many of which are out of the Company’s control. Major factors include obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization, which will enable NCM LLC to transition from Chapter 11 into ordinary course operations outside of bankruptcy. NCM LLC also may need to obtain a new credit facility, or “exit financing.” NCM LLC’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Case as well as the general global macroeconomic factors. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed.
NCM LLC is a highly leveraged company. NCM, Inc.’s current primary source of liquidity is cash flow generated from the Management Services Agreement of NCM, LLC. Payments under the Management Service Agreement are expected to continue throughout the bankruptcy process. NCM, LLC’s primary source of liquidity are cash flows generated from operations. Subsequent to and during pendency of the Chapter 11 Case, we expect that NCM LLC’s primary liquidity requirements will be sufficient to fund operations.
Based on current financial projections, we expect to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations and pay administrative expenses including professional fees while under Chapter 11. However, should the Chapter 11 Case take longer than anticipated or should our financial results be materially and negatively impacted by general global macroeconomic factors, we may be required to seek additional sources of liquidity. There can be no assurance that we will be able to obtain such liquidity on terms favorable to us, if at all.
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC operating agreement) to Cinemark, interest or principal payments on our term loans and the Notes due 2026 and Notes due 2028, income tax payments, TRA payments to the founding members and amount of dividends to NCM, Inc.’s common stockholders.
As discussed within the ‘Recent Developments’ section, due to the COVID-19 Pandemic and other macroeconomic factors, the Company’s ability to advertise within the reopened theaters in 2021 and 2022 was limited, driven by lower than historical levels of attendance due in part to the timing and frequency of major motion picture releases as compared to prior years due to post-production delays related to the COVID-19 Pandemic. The Company’s attendance levels have continued to improve but still remain below historic levels, which continues to impact cash receipts and advertising revenue. Further, there is a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company’s network were closed or attendance levels were low as expenses related to theater attendance (i.e., theater access fees, Platinum Spot revenue share and network affiliate revenue share payments) were either not incurred or incurred at lower levels. As all of the theaters within our network were open during 2022, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance returns to historical levels. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
•Offered the option for members of the Company’s Board of Directors to receive the cash retainers beginning with the first quarter of 2021 in equivalent value of the Company’s common stock in lieu of cash;
•Curtailed certain non-essential operating expenditures, including marketing, research and consulting services;
•Temporarily suspended the 401K employee match program;
•Terminated or deferred certain non-essential capital expenditures;
•Strategically worked with our vendors, and other business partners to manage, defer, and/or abate certain costs during the disruptions caused by the COVID-19 Pandemic;
•Decreased our quarterly dividend beginning in the second quarter of 2020 through the second quarter of 2022 and suspended our quarterly dividend in the third and fourth quarter of 2022, which results in cash savings of $24.4 million in the fourth quarter of 2022 and cash savings of $124.3 million for NCM, Inc. since the beginning of the COVID-19 Pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility, in March 2021, we received $43.0 million in net proceeds under incremental term loans that mature on December 20, 2024, and in January 2022 we received $43.3 million in net proceeds under an incremental revolving credit facility that matures on June 20, 2023. The $59.4 million of cash at NCM LLC as of December 29, 2022 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022 and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
Also on January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. In accordance with the Revolving Credit Agreement 2022 and the Credit Agreement Third Amendment, for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the fourth quarter of 2023, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility (the “Minimum Liquidity Requirement”). As of December 29, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended, and the Revolving Credit Agreement 2022.
A summary of our financial liquidity is as follows (in millions):

	Years Ended		$ Change
	December 29, 2022	December 30, 2021	2021 to 2022
Cash, cash equivalents and marketable securities (1)	$62.7	$102.5	$(39.8)
Revolver availability (2)	7.2	6.8	0.4
Total liquidity	$69.9	$109.3	$(39.4)

(1)Included in cash and cash equivalents as of December 29, 2022 and December 30, 2021 there was $59.4 million and $58.6 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the Senior Secured Credit Facility and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility was $175.0 million as of December 29, 2022 and December 30, 2021. As of December 29, 2022 and December 30, 2021, the amount available under the NCM LLC revolving credit facility in the table above, was net of the amount outstanding under the revolving credit facility of $167.0 million and $167.0 million, respectively, and net letters of credit of $0.8 million and $1.2 million, respectively.
Subsequent to year-end, on January 17, 2023, NCM LLC entered into (i) Amendment No. 4 (the “Credit Agreement Fourth Amendment”) to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended and (ii) Amendment No. 1 to its Revolving Credit Agreement dated as of January 5, 2022, among NCM

LLC, lender parties thereto and Wilmington Savings Fund Society, FSB, as administrative agent (the “Revolving Credit Agreement Amendment”). The Credit Agreement Fourth Amendment and Revolving Credit Agreement Amendment provide for the addback of specified professional fees paid by NCM LLC during the period of January 6, 2023 through the date NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, when calculating the sum of unrestricted cash on hand at the NCM LLC and revolving credit facility availability under the Credit Agreement and Revolving Credit Agreement required to be maintained under each respective agreement.
We have generated and used cash as follows (in millions):

	Years Ended
	2022	2021
Operating cash flow	$(47.3)	$(95.2)
Investing cash flow	$(0.4)	$(5.4)
Financing cash flow	$10.3	$21.5

Cash Flows – Fiscal Years 2022 and 2021
Operating Activities. The $47.9 million decrease in cash used in operating activities in 2022, as compared to 2021 was primarily due to 1) a $52.3 million decrease in consolidated net loss, 2) an $18.2 million decrease in non-cash gain on re-measurement of the payable founding members under the TRA, 3) an $11.9 million decrease in payments for accounts payable and accrued expenses due in part to the cash preservation and expense management actions taken by the Company to mitigate the impact of the COVID-19 Pandemic and 4) a $7.1 million increase in gain on early retirement of debt, net. The decrease in cash used was partially offset by 1) a $12.3 million decrease in deferred revenue due to timing of payments in 2022, as compared to 2021, 2) a $9.9 million decrease in amounts due to founding members, net, 3) a $9.3 million decrease in amounts received from founding members related to common membership unit adjustments 4) a $5.8 million increase in the impairment of long-lived assets related to the write down in the first quarter of 2022 of certain internally developed software no longer in use and 5) a $4.8 million increase in the amortization of debt issuance costs in 2022, as compared to 2021.
Investing Activities. The $5.0 million decrease in cash used by investing activities in 2022, compared to 2021 was primarily due to a $2.8 million decrease in purchases of property and equipment and $2.2 million in proceeds from sale of assets in 2022, as compared to 2021.
Financing Activities. The $11.2 million decrease in cash provided by financing activities in 2022, compared to 2021 was primarily due to a $19.8 million increase in the purchase of Notes due 2028 and a $0.9 million increase in the repayment of term loan facilities in 2022, as compared to 2021. These increases were partially offset by a $7.4 million decrease in dividends paid related to the decrease in the dividends declared from $0.20 per share to $0.11 per share in 2022, as compared to 2021, a $1.8 million decrease in purchases of stock for restricted stock tax withholding and a $0.3 million decrease in debt issuance costs paid in 2022, as compared to 2021.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 29, 2022 were $62.7 million (including $59.4 million of cash held by NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its revolving credit facility and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, the company entered in the Revolving Credit Agreement 2022 and drew down upon the revolving credit facility of $50.0 million. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members, payments of NCM, Inc. specific expenses, purchases of low risk investments and for future payment of dividends to NCM, Inc. stockholders. Refer to Note 10 to the audited Consolidated Financial Statements included elsewhere in this document and “Financings” below for a detailed discussion of the debt transactions in 2021 and 2022 and the debt outstanding as of December 29, 2022.
During the next fiscal year, the Company intends to have cash outflows of interest payments of $85.0 million and amortization payments of $4.0 million payable throughout the fiscal year as required by the Credit Agreement, Revolving Credit Agreement 2022, Senior Secured Notes due 2028 and Senior Notes due 2026, capital expenditures between $7.0 million and $8.0 million, prepayments to affiliates of $3.9 million and lease payments of $3.8 million. The Company expects to continue to make capital expenditures and other contractually obligated prepayments and upfront payments that may vary from our historical practice. For other long-term anticipated cash outflows, refer to Note 10 - Borrowings and Note 13 - Commitments and Contingencies for discussion of future anticipated payments.

Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members have been impacted by the COVID-19 Pandemic and may be deferred through at least the quarter ending December 28, 2023 or longer due to the limitations instituted by the Credit Agreement Amendment, Credit Agreement Second Amendment (as defined herein) and Credit Agreement Third Amendment. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (Cinemark and NCM, Inc.). The available cash distribution to the members of NCM LLC for the combined three months ended March 31, 2022, three months ended June 30, 2022, three months ended September 29, 2022 and three months ended December 29, 2022 was calculated as approximately negative $20.5 million, of which NCM, Inc.'s share is approximately negative $5.2 million. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement Amendment, there were no available cash distributions made for the fourth quarter of 2022. As such, the positive available cash distribution for the fourth quarter of 2022 has been accrued for within “Amounts due to founding members, net” on the audited Consolidated Balance Sheet of December 29, 2022. The net negative available cash distributions for 2020, 2021 and 2022 can be used to offset a positive available cash distribution in the second quarter of 2023 in accordance with the NCM LLC Operating Agreement after the Extended Covenant Waiver Holiday.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions to fund payments associated with the TRA with the founding members and future dividends as declared by the Board of Directors or make other strategic investments as approved by the Board of Directors. The Company will owe a TRA payment for the 2022 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance, while ensuring the Company's financial flexibility is maintained. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and any declared dividends for the foreseeable future at the discretion of the Board of Directors. The Company intends to pay a regular dividend at the discretion of the Board of Directors consistent with the Company’s intention to distribute substantially all its free cash flow to stockholders through its quarterly dividend. The declaration, payment, timing and amount of any dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant, which includes short-term and long-term impacts to the Company related to the COVID-19 Pandemic and restrictions under the NCM LLC Credit Agreement.
Capital Expenditures
Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for our Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to our network. Capital expenditures in 2022 were $4.2 million (including $1.9 million associated with digital product development; $0.9 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $0.4 million associated with network affiliate additions and $0.1 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements) compared to $6.5 million for the 2021 period (including $1.7 million associated with digital product development; $1.6 million associated with upgrades to our existing systems related to the upgrade of our cinema advertising management system; $1.5 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements; and $0.6 million associated with network affiliate additions). The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within the founding members’ theaters have been made by the founding members under the ESAs. We expect they will continue to be made by the founding members in accordance with the ESAs.
We expect to make approximately $7.0 million to $8.0 million of capital expenditures in fiscal 2023, including approximately $2.4 million for digital product development. We expect these digital products to allow us to capture exclusive first party data on our movie audiences and build our own foundational capabilities for digital ad buying, selling and serving. We also expect approximately $1.0 million of capital expenditures related to upgrades to our Digital Content Software distribution and content management software and our other internal management systems, including our cinema advertising management system, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing. Our capital expenditures may increase as we add additional network affiliates. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.
Financings
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022 and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
Also on January 5, 2022, NCM LLC entered into the Revolving Credit Agreement 2022. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.0%, with a 1.0% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of December 29, 2022, NCM LLC was in compliance with the requirements of the Credit Agreement Third Amendment and the Revolving Credit Agreement 2022.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“the Credit Agreement Second Amendment”), dated as of June 20, 2018. Among other things, the Credit Agreement Second Amendment provides for: (i) certain modifications to the negative covenants;(ii) a waiver of non-compliance with the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the quarter ended June 30, 2022; (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 6.75 to 1.00 and 5.50 to 1.00, respectively, for the quarter ending on or about September 29, 2022, and (iv) with respect to NCM LLC’s audited financial statements for the fiscal year ended December 30, 2021, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception. The Credit Agreement Second Amendment also: (i) grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders and (ii) increases the applicable margin of the existing term loans and revolving loans issued under the Credit Agreement in an amount equal to 1.00%. Additionally, pursuant to the terms of the Credit Agreement Second Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about December 29, 2022, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the senior secured financial covenant leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less.
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
On April 30, 2020, NCM LLC entered into the first amendment to the Credit Agreement (the “Credit Agreement Amendment”) to allow for the automatic waiver of any non-compliance with its consolidated net senior secured leverage ratio and consolidated total leverage ratio financial covenants occurring from the quarter ending June 25, 2020 until and including the quarter ending July 1, 2021 (the “Covenant Holiday Period”). The Credit Agreement Amendment requires that, until the fiscal quarter ending July 1, 2021, NCM LLC must not permit the sum of unrestricted cash on hand at NCM LLC and availability under its revolving credit facility to be less than $55.0 million. Further, NCM LLC can make available cash distributions to its members (Cinemark and NCM, Inc.) during the Covenant Holiday Period only if trailing 12-month Consolidated EBITDA (as defined in the Credit Agreement) equals or exceeds $277.0 million and outstanding loans under the revolving credit facility are equal to or less than $39.0 million. NCM LLC can make available cash distributions to its members outside of the Covenant Holiday Period so long as NCM LLC’s Consolidated Net Senior Secured Leverage Ratio is equal to or less than 5.00 to 1.00 and no default or event of default under the Credit Agreement has occurred and is continuing.
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
In June 2018, we entered into the Credit Agreement to replace NCM LLC's previous senior secured credit facility. Consistent with the structure of the previous facility, the Credit Agreement consists of a term loan facility and a revolving credit facility for $270.0 million and $175.0 million, respectively. The Credit Agreement extended the maturity dates by 5.5 years to June 20, 2025 for the term loan facility and 3.5 years to June 20, 2023 for the revolving credit facility. The interest rate under the term loan facility is either the LIBOR index plus 4.00% or the base rate plus 3.00% and the rate under the revolving credit facility is either the LIBOR index plus an applicable margin ranging from 3.00%-3.50% or the base rate plus an applicable margin ranging from 2.00%-2.50%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC. As of December 29, 2022, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $258.5 million term loan (first tranche) and a $49.3 million term loan (second tranche).
As of December 29, 2022, the weighted average remaining maturity was 3.2 years. As of December 29, 2022, approximately 54% of our total borrowings bear interest at fixed rates. The remaining 46% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
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
Sensitivity Analysis.  As of December 29, 2022, our allowance for doubtful accounts was $1.7 million, or 1.8% of the gross accounts receivable balance.  A 10% difference in the allowance for doubtful accounts as of December 29, 2022 would have affected net loss attributable to NCM, Inc. by approximately $0.2 million.
Valuation of Intangible Assets
In accordance with ASC 360 – Property, Plant and Equipment, we evaluate intangible assets and other long-lived assets for impairment whenever a triggering event occurs indicating that they may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized equal to the difference between the carrying amount and the fair value of the asset group. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. In order to develop future undiscounted net cash flows, we utilize estimates and assumptions based on historical data and consideration of future market conditions while incorporating management’s expectations as of the balance sheet date. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in impairment charges.
Share-Based Compensation
Nature of Estimates Required.  NCM, Inc.’s 2020 Omnibus Equity Incentive Plan, 2016 Equity Incentive Plan and its 2007 Equity Incentive Plan, as amended (the “Equity Incentive Plans”) are treated as equity plans under the provisions of ASC 718 – Compensation – Stock Compensation, and the determination of fair value of options, restricted stock and restricted stock units for accounting purposes requires that management make estimates and judgments. Stock options are granted using the Black-Scholes option pricing model to estimate the fair value of stock option grants, which was affected by our stock price and a number of assumptions, including expected term, expected volatility, risk-free interest rate and expected dividends.
The fair value of restricted stock and restricted stock units are based on the closing market price of our common stock on the date of grant. Restricted stock and restricted stock units granted to employees vest upon the achievement of Company two or three-year performance measures and service conditions consisting of individual year performance measures or only service conditions whereby they vest ratably over two or three years. Restricted stock units granted to non-employee directors usually vest after the completion of a service period of thirteen months. Compensation expense equal to the fair value of each restricted stock award or restricted stock unit is recognized ratably over this requisite service period once the performance-based metric has been determined, if applicable. For the restricted stock awards including performance vesting conditions, compensation expense is based on management’s projections and the probability of achievement of those targets, which requires considerable judgment. We record a cumulative adjustment to share-based compensation expense in periods that we change our estimate of the number of shares expected to vest. Additionally, we ultimately adjust the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Further, we estimate a forfeiture rate to reflect the potential separation of employees.
Assumptions and Approach Used. In determining the value of stock options, we estimated an expected term based upon historical actuals and company peer actuals and adjusted it by the cost of equity in order to incorporate the impact of the market condition and the expected dividend yield based upon our expectation of the dividend that would be paid out on the underlying shares during the expected term of the option. Expected volatility is based on our historical stock prices using a mathematical formula to measure the standard deviation of the change in the natural logarithm of our underlying stock price over a period of time commensurate with the expected term. The risk-free interest rate is derived from the zero coupon rate on U.S. Treasury instruments with a term commensurate with the award’s expected term.
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
Income Taxes
Nature of Estimates Required.  We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020 and 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. Given the additional pre-tax book losses in 2022, we have a valuation allowance in the amount of $245.5 million against the deferred tax asset as of December 29, 2022. As we do expect to generate pre-tax book income following the complete recovery from the lingering impacts of the COVID-19 Pandemic, we have not recorded any impact of the Net Business Interest Expense Limitation IRC § 163(j) on our payable to founding members under the TRA.
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
For fiscal 2022, our provision for income taxes was $0.0 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.
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
The primary market risk to which we are exposed is interest rate risk. The Notes due 2026 and the Notes due 2028 bear interest at fixed rates, and therefore are not subject to market risk. As of December 29, 2022, the interest rate risk that we are exposed to is related to our $225.0 million revolving credit facility, our $258.5 million term loan (first tranche) and our $49.3 million term loan (second tranche). A 100 basis point fluctuation in market interest rates underlying our term loan and revolving credit facility would have the effect of increasing or decreasing our interest expense by approximately $5.2 million for an annual period on the $217.0 million, $258.5 million and $49.3 million outstanding as of December 29, 2022 on our revolving credit facility and term loans, respectively.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of
National CineMedia, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiary (the "Company") as of December 29, 2022 and December 30, 2021, the related consolidated statements of operations, equity/(deficit), and cash flows, for each of the two years in the period ended December 29, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2022 and December 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2022, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, National CineMedia LLC, the consolidated subsidiary of the Company, filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on April 11th, 2023 which made its outstanding debt balances immediately due and payable. The Company does not have sufficient available liquidity to repay its outstanding debt balances which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1—Basis of Presentation. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Bankruptcy Proceedings
As discussed in Note 1—Basis of Presentation to the financial statements, National CineMedia LLC, the consolidated subsidiary of the Company, has filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to shareholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Tax Receivable Agreements — Refer to Notes 7 and 9 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company and the founding members entered into the Tax Receivable Agreement (“TRA”) at the time of the Company’s initial public offering. Under the terms of this agreement, the Company will make cash payments to the founding members in amounts equal to 90% of the Company’s actual tax benefit realized primarily from the tax amortization of the intangible assets described below, which is recorded as a deferred tax asset. For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing the Company’s actual income and franchise tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase in the Company’s proportionate share of tax basis in National CineMedia, LLC’s tangible and intangible assets had the Company not entered into the TRA. The TRA applies to the Company’s taxable years up to and including the 30th anniversary of the IPO. During the fiscal year ended December 29, 2022, the Company paid the founding members $0.0 million for the 2021 tax year. In addition, changes in the deferred tax rate and in the Company’s realization assessment of its deferred tax assets, and therefore changes to future amounts probable to be paid under the TRA led to a re-measurement of the payable, resulting in an increase of $19.2 million during the fiscal year. At December 29, 2022, the Company’s payable to founding members under the TRA liability (“PFML”) was $35.6 million; of which $0.3 million is presented as a component of current liabilities and $35.3 million is presented as a component of non-current liabilities.
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
April 13, 2023

We have served as the Company's auditor since 2006.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 29, 2022	December 30, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61.7	$101.2
Restricted cash	2.1	—
Short-term marketable securities	0.7	0.3
Receivables, net of allowance of $1.7 and $1.7, respectively	92.0	53.0
Prepaid expenses and other current assets	7.9	3.9
Total current assets	164.4	158.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $54.8 and $59.9, respectively	13.0	21.3
Intangible assets, net of accumulated amortization of $270.2 and $245.6, respectively	586.7	606.3
Other investments	0.9	0.8
Long-term marketable securities	0.3	1.0
Debt issuance costs, net	3.3	4.5
Other assets	23.8	25.1
Total non-current assets	628.0	659.0
TOTAL ASSETS	$792.4	$817.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net (related party payables of $15.2 and $11.4, respectively)	$18.2	$11.8
Payable to founding members under the TRA (related party payables of $0.2 and $0.0, respectively)	0.3	—
Accrued expenses	17.8	13.4
Accrued payroll and related expenses	8.3	7.9
Accounts payable	25.0	16.3
Deferred revenue	10.2	15.0
Short-term debt, net of debt issuance costs of $7.9 and $0.0, respectively	1,121.1	3.2
Other current liabilities	2.2	2.2
Total current liabilities	1,203.1	69.8
NON-CURRENT LIABILITIES:
Long-term debt, net of debt issuance costs of $0.0 and $10.5, respectively	—	1,094.3
Payable to founding members under the TRA (related party payables of $25.5 and $11.9, respectively)	35.3	16.4
Other liabilities	18.0	20.4
Total non-current liabilities	53.3	1,131.1
Total liabilities	1,256.4	1,200.9
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 and 175,000,000 shares authorized, 128,402,636 and 80,626,889 issued and outstanding, respectively	1.3	0.8
Additional paid in capital (deficit)	(146.2)	(195.5)
Retained earnings (distributions in excess of earnings)	(370.4)	(332.0)
Total NCM, Inc. stockholders’ equity/(deficit)	(515.3)	(526.7)
Noncontrolling interests	51.3	143.2
Total equity/(deficit)	(464.0)	(383.5)
TOTAL LIABILITIES AND EQUITY/DEFICIT	$792.4	$817.4
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Years Ended
	December 29, 2022	December 30, 2021
Revenue (including revenue from related parties of $14.4 and $8.8, respectively)	$249.2	$114.6
OPERATING EXPENSES:
Advertising operating costs	27.2	18.4
Network costs	8.4	7.4
Theater access fees and revenue share to founding members (including fees to related parties of $59.4 and $34.3, respectively)	82.3	51.1
Selling and marketing costs	42.8	34.7
Administrative and other costs	44.3	36.0
Impairment of long-lived assets	5.8	—
Depreciation expense	6.5	10.9
Amortization of intangibles recorded for network theater screen leases	25.0	24.7
Total	242.3	183.2
OPERATING INCOME (LOSS)	6.9	(68.6)
NON-OPERATING EXPENSES:
Interest on borrowings	79.7	64.8
(Gain) loss on early retirement of debt, net	(5.9)	1.2
Loss (gain) on re-measurement of the payable to founding members under the TRA	2.2	(16.1)
Gain on sale of asset	(2.2)	—
Other non-operating income, net	(0.7)	(0.1)
Total	73.1	49.8
LOSS BEFORE INCOME TAXES	(66.2)	(118.4)
Income tax expense	—	—
CONSOLIDATED NET LOSS	(66.2)	(118.4)
Less: Net loss attributable to noncontrolling interests	(37.5)	(69.7)
NET LOSS ATTRIBUTABLE TO NCM, INC.	(28.7)	(48.7)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(28.7)	$(48.7)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.35)	$(0.61)
Diluted	$(0.35)	$(0.61)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,968,007	79,867,332
Diluted	81,968,007	79,867,332

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)
(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distributions in Excess of Earnings)	Noncontrolling Interest
	Consolidated	Shares	Amount
Balance—December 31, 2020	$(268.6)	78,040,818	$0.8	$(207.5)	$(266.4)	$204.5
NCM LLC equity issued for purchase of intangible asset	14.2	—	—	6.8	—	7.4
Income tax and other impacts of NCM LLC ownership changes	(0.3)	—	—	1.7	—	(2.0)
Issuance of shares to founding members	6.6	1,390,567	—	6.6	—	—
NCM, Inc. investment in NCM LLC	(6.6)	—	—	(6.6)	—	—
Comprehensive loss, net of tax	(118.4)	—	—	—	(48.7)	(69.7)
Share-based compensation issued, net of tax	(1.9)	1,195,504	—	(1.9)	—	—
Share-based compensation expense/capitalized	8.4	—	—	5.4	—	3.0
Cash dividends declared $0.20 per share	(16.9)	—	—	—	(16.9)	—
Balance—December 30, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2
Accrued Distributions to founding members	(4.9)	—	—	—	—	(4.9)
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(17.3)	—	—	39.8	—	(57.1)
Issuance of shares to founding members	12.4	46,638,443	0.4	12.0	—	—
NCM, Inc. investment in NCM LLC	(12.4)	—	—	(12.4)	—	—
Comprehensive loss, net of tax	(66.2)	—	—	—	(28.7)	(37.5)
Share-based compensation issued, net of tax	(0.1)	1,137,304	0.1	(0.2)	—	—
Share-based compensation expense/capitalized	7.3	—	—	5.2	—	2.1
Cash dividends declared $0.11 per share	(9.7)	—	—	—	(9.7)	—
Balance—December 29, 2022	$(464.0)	128,402,636	$1.3	$(146.2)	$(370.4)	$51.3

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 29, 2022	December 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(66.2)	$(118.4)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation expense	6.5	10.9
Amortization of intangibles recorded for network theater screens	25.0	24.7
Non-cash share-based compensation	7.1	8.1
Impairment of long-lived assets	5.8	—
Bad-debt expense	1.0	—
Amortization of debt issuance costs	8.9	4.1
(Gain) loss on early retirement of debt, net	(5.9)	1.2
Non-cash loss (gain) on re-measurement of the payable to founding members under the TRA	2.2	(16.1)
Gain on sale of asset	(2.2)	—
Other	(0.4)	0.2
Founding member integration and encumbered theater payments (including payments from related parties of $0.0 and $0.0, respectively)	2.8	0.5
Payment to founding members under the TRA	—	(0.9)
Common membership unit adjustment received	—	9.3
Other cash flows from operating activities, net	0.1	—
Changes in operating assets and liabilities:
Receivables, net	(40.0)	(36.8)
Accounts payable and accrued expenses	14.2	2.3
Amounts due to founding members, net	1.0	10.9
Deferred revenue	(4.8)	7.5
Other, net	(2.4)	(2.7)
Net cash used in operating activities	(47.3)	(95.2)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.9)	(5.7)
Proceeds from sale and maturities of marketable securities	0.3	0.3
Proceeds from sale of asset	2.2	—
Net cash used in investing activities	(0.4)	(5.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(9.5)	(16.9)
Issuance of revolving credit facility	50.0	—
Issuance of term loans	—	50.0
Repayments of term loan facility	(3.2)	(2.3)
Repayment Notes due 2028	(19.8)	—
Payment of debt issuance costs	(7.0)	(7.3)
Repurchase of stock for restricted stock tax withholding	(0.2)	(2.0)
Net cash provided by financing activities	10.3	21.5
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(37.4)	(79.1)
Cash and cash equivalents at beginning of period	101.2	180.3
Cash, cash equivalents and restricted cash at end of period	$63.8	$101.2
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years Ended
	December 29, 2022	December 30, 2021
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$10.4	$14.1
Accrued distributions to founding members (including accrued payments due to related parties of $4.9 and $0.0, respectively)	$4.9	$—
Purchase of subsidiary equity with NCM, Inc. equity	$12.4	$—
Accrued purchases of property and equipment	$0.8	$—
Dividends declared not requiring cash in the period	$0.7	$0.9
Supplemental disclosure of cash flow information:
Cash paid for interest	$66.5	$58.6
Cash payments (refunds) for income taxes	$0.1	$(0.1)

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCM, Inc. was incorporated in Delaware as a holding company formed with the purpose of becoming a member and sole manager of NCM LLC, a limited liability company owned by NCM, Inc. and Cinemark. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the founding members and certain third-party network affiliates, under long-term network affiliate agreements. The impacts from the COVID-19 Pandemic have had and continue to have an effect on the world and our business. All of the theaters within the Company’s network are open and the release of major motion pictures resumed in the third quarter of 2021. The movie slate for 2022 improved from prior years but continued to be limited by post-production delays and major motion picture release schedule changes. Attendance levels increased from the prior year, but have not met historical levels and were not consistent throughout the year due to timing of major motion picture releases. In-theater advertising revenue for the year ended December 30, 2021 and the year ended December 29, 2022 also remained below historical levels due in part to a lag between the recovery of attendees and advertisers, as well as current macroeconomic factors.
On September 17, 2019, NCM LLC entered into the 2019 ESA Amendments. The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members of approximately 16.8 years as of December 29, 2022. The network affiliate agreements expire at various dates between May 29, 2023 and December 31, 2037. The weighted average remaining term (based on pre-COVID-19 attendance levels) of the ESAs and the network affiliate agreements together is 14.0 years as of December 29, 2022.
In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% as of December 29, 2022. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
As of December 29, 2022, NCM LLC had 172,093,433 common membership units outstanding, of which 128,402,636 (74.6%) were owned by NCM, Inc., 43,690,797 (25.4%) were owned by Cinemark, 0 (0.0%) were owned by Regal and 0 (0.0%) were owned by AMC. The membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis, at the discretion of the holder.
Going Concern—The accompanying audited Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
NCM LLC filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas on April 11, 2023. NCM, Inc. expects to continue to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As a result of the bankruptcy petition, the realization of NCM LLC’s assets and the satisfaction of liabilities are subject to significant uncertainty. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Given the Chapter 11 Case, NCM LLC’s outstanding debt became immediately due and payable and was reclassified as current within the Company’s audited Consolidated Balance Sheet as of December 29, 2022. Further, a Chapter 11 plan of reorganization for NCM LLC is likely to materially change the amounts and classifications of assets and other liabilities reported in the Company’s audited Consolidated Balance Sheet as of December 29, 2022. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and therefore not within our control, NCM LLC’s successful reorganization and emergence from bankruptcy cannot be considered probable. As a result, the proceedings do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
The audited Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the going concern uncertainty.
Basis of Presentation
The Company has prepared its Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Advertising is the principal business activity of the Company and is the Company’s only operating and reportable segment under the requirements of ASC 280—Segment Reporting.
Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation, income taxes, intangible assets and forecasts utilized to evaluate the Company’s ability to continue as a going concern. Actual results could differ from those estimates.
Significant Accounting Policies
Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2021 contained 52 weeks and 2022 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 29, 2022	2022
December 30, 2021	2021
Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.
Operating Costs—The Company classifies its core operating expenses within the following categories on the audited Consolidated Statements of Operations:
Advertising operating costs—This balance relates to advertising fulfillment-related operating costs primarily consisting of personnel and other costs, revenue share and per patron based fees due to network affiliates and other sales partners, and to a lesser extent, production costs of non-digital advertising.
Network costs—This balance consists of personnel, satellite bandwidth, repairs and other costs of maintaining and operating the digital network as well as preparing advertising and other content for transmission across the digital network.
Theater access fees and revenue share to founding members—This balance consists of payments to the founding members in return for the rights to advertise in their theaters comprised of a payment per theater attendee, a payment for post-showtime advertising, a payment per digital screen and a payment per digital cinema projector equipped in the theaters, all of which escalate over time, and revenue share for the Platinum Spot, when sold.
Selling and marketing costs—This balance consists primarily of sales personnel costs including sales commissions and selling related expenses such as travel, barter and bad debt expense, marketing expenses including research subscriptions and studies and production costs for internal segments shown within the Noovie® show, lease expense for the Company’s sales offices and costs associated with digital inventory, including revenue shares paid to DOOH and other partners. This balance also includes advertising-related costs incurred promoting the Company's digital products. The Company recognized advertising costs of $0.0 million and $0.1 million for the years ended December 29, 2022 and December 30, 2021, respectively. These costs are expensed when incurred.
Administrative and other costs—This balance consists of personnel costs for the Company’s executives as well as administrative functions including legal, information technology and accounting, lease expense for the Company’s

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
headquarters, legal and professional fees, cloud computing costs for the Company’s cinema advertising management system and repairs and maintenance costs.
Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities.  There are cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution. The Company has elected the fair value option for valuing its cash equivalents. The cash equivalents are valued at fair value at each balance sheet date and the change in value from the prior period is recognized within “Other non-operating income, net” on the audited Consolidated Statements of Operations.
Restricted Cash— The Company’s restricted cash balance was $2.1 million and $0.0 million for the years ended December 29, 2022 and December 30, 2021, respectively. The balance as of December 29, 2022 related to fees due to Regal in accordance with the ESA which were held in escrow in conjunction with the Cineworld Proceeding.
Marketable Securities—The Company’s marketable securities are classified as available-for-sale and are reported at fair value. The fair value of substantially all securities is determined by quoted market information and pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. The change in value from the prior period is recognized within “Other non-operating income, net” on the audited Consolidated Statements of Operations.
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable, and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company decreased the expected rate of default related to local and regional customers within the calculation of the allowance for doubtful accounts as of December 29, 2022, as compared to December 30, 2021, given the recovery of the previously identified at-risk small businesses (e.g. restaurants, travel, etc.) from the adverse impact of the COVID-19 Pandemic. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible. As of December 29, 2022 and December 30, 2021 there was one advertising agency group through which the Company sources national advertising revenue that accounted for 13.0% and 15.7%, respectively, of the Company’s outstanding gross receivable balance. During the years ended December 29, 2022 and December 30, 2021, the Company had one customer that accounted for 12.9% and 11.8%, respectively, of the Company's revenue.
Receivables consisted of the following (in millions):

	As of
	December 29, 2022	December 30, 2021
Trade accounts	$93.1	$53.7
Other	0.6	1.0
Less: Allowance for doubtful accounts	(1.7)	(1.7)
Total	$92.0	$53.0
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s cinema advertising management system, digital products, digital network distribution system (DCS), enterprise resource planning system and website development costs, which are included in equipment, and are depreciated over three to ten years. As of December 29, 2022 and December 30, 2021, the Company had a net book value of $7.4 million and $13.7 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $3.8 million and $6.8 million for the years ended December 29, 2022 and December 30, 2021, respectively.  The subtopics also require the capitalization of certain implementation costs related to qualifying Cloud Computing Arrangements (“CCAs”) upon adoption of ASU 2018-15— Intangibles - Goodwill and Other - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract as of September 28, 2018. As of December 29, 2022 and December 30, 2021 the Company had a net book value of $3.7 million and $4.0 million of capitalized implementation costs for CCAs, respectively. These costs primarily relate to the Company's hosted cinema advertising management system which was implemented in January 2021. Depreciation expense related to capitalized implementation costs for CCAs was approximately $0.4 million and $0.4 million for the years ended December 29, 2022 and December 30, 2021, respectively. These costs are amortized to “Administrative and other costs” within the audited Consolidated Statements of Operations over the life of the hosting arrangement beginning at implementation. For the years ended December 29, 2022 and December 30, 2021, the Company recorded $4.6 million and $1.7 million in research and development expense, respectively.
The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $5.8 million and $0.0 million related to the write-off of certain internally developed software during the years ended December 29, 2022 and December 30, 2021, respectively, which has been included within “Impairment of long-lived assets” within the respective audited Consolidated Statements of Operations. The Company also recorded losses of $0.0 million and $0.2 million related to the write-off of equipment during the years ended December 29, 2022 and December 30, 2021, respectively, which has been included within “Depreciation expense” within the respective audited Consolidated Statements of Operations given the immaterial nature of the balances.
Intangible Assets—Intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates and are stated at cost, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be fully recoverable.  In its impairment testing, the Company estimates the fair value of its ESAs or network affiliate agreements by determining the estimated future cash flows associated with the ESAs or network affiliate agreements. If after determining that gross cash flows are insufficient to recover the asset, the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts. Refer to Note 5—Intangible Assets to the audited Consolidated Financial Statements for discussion of the Company's consideration of the impact of the Cineworld Proceeding within the impairment testing performed over the Company's intangible assets during the year ended December 29, 2022. The Company recorded $0.0 million and $0.0 million, respectively, in impairment charges related to intangible assets during the years ended December 29, 2022 and December 30, 2021. The Company has elected to capitalize extension costs on its intangible assets and thus capitalized the legal and professional costs incurred in conjunction with the 2019 ESA Amendments.
Amounts Due to/from Founding Members—Amounts due to/from founding members include amounts due for the theater access fees and revenue share, offset by a receivable for advertising time purchased by the founding members on behalf of their beverage concessionaire, plus any amounts outstanding under other contractually obligated payments. Payments to or received from the founding members against outstanding balances are made monthly. Available cash distributions are made quarterly contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Second and Third Amendments and in accordance with the NCM LLC Operating Agreement.
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
The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Only the portion of deferred income tax assets deemed more likely than not to be realized are considered within the calculation of the payable to the founding members

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
under the TRA which is equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the basis difference for qualifying deferred income tax assets. Refer to Note 7—Income Taxes to the audited Consolidated Financial Statements for discussion of changes within the Company's valuation allowance on its deferred tax assets during the years ended December 29, 2022 and December 30, 2021.
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
Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $11.2 million and $15.0 million in deferred financing costs as of December 29, 2022 and December 30, 2021, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.
The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
Beginning balance	$15.0	$11.3
Debt issuance costs	5.1	7.8
Amortization of debt issuance costs	(8.9)	(4.1)
Ending balance	$11.2	$15.0
Share-Based Compensation—During 2022 and 2021, the Company issued stock options and restricted stock units. Restricted stock units vest upon the achievement of Company two or three-year cumulative performance measures and service conditions or only service conditions. The Company recognizes share-based compensation net of an estimated forfeiture rate. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest.
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
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation (“ASC 810”). Under Accounting Standards Update 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”), a limited partnership is a variable interest entity unless a simple majority or lower threshold of all limited partners unrelated to the general partner have kick-out or participating rights. The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participating rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business.  As such, the Company concluded that NCM LLC is a variable interest entity and determined that NCM, Inc. should consolidate the accounts of NCM LLC pursuant to ASU 2015-2 because 1) it has the power to direct the activities of NCM LLC in its role as managing member and 2) NCM, Inc. has the obligation to absorb losses of, or the right to receive benefits from, NCM LLC that could potentially be significant provided its 74.6% ownership in NCM LLC. Prior to the prospective adoption of ASU 2015-2 in the first quarter of 2016, the Company reached the same conclusion under previous guidance in ASC 810 to consolidate NCM LLC.
The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
Net loss attributable to NCM, Inc.	$(28.7)	$(48.7)
NCM LLC equity issued for purchase of intangible asset	4.9	6.8
Income tax and other impacts of NCM LLC ownership changes	39.8	1.7
NCM, Inc. investment in NCM LLC	(12.4)	(6.6)
Issuance of shares to founding members	12.0	6.6
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$15.6	$(40.2)
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the year ended December 29, 2022.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued Accounting Standards Update No. 2020-04, Reference Rate Reform (“ASU 2020-04”), which provides temporary optional guidance to companies impacted by the transition away from the London Interbank Offered Rate (“LIBOR”). The guidance provides certain expedients and exceptions to applying GAAP in order to lessen the potential accounting burden when contracts, hedging relationships, and other transactions that reference LIBOR as a benchmark rate are modified. This guidance is effective upon issuance and expires on December 31, 2024. The Company concluded the LIBOR transition did not have a material impact on the Company’s Consolidated Financial Statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its Consolidated Financial Statements or notes thereto.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Name That Movie and Noovie Shuffle, which can be played on the mobile app and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
National and regional advertising, including advertising under the beverage concessionaire and courtesy PSA agreements, are sold on a CPM basis. The Company recognizes national and regional advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational in nature in the Noovie show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
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
The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the products and services received. Revenue for advertising barter transactions is recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 29, 2022 and December 30, 2021 was $0.0 million and $0.4 million, respectively. Expense recorded from barter transactions for the years ended December 29, 2022 and December 30, 2021 was $0.0 million and $0.7 million, respectively. This expense is included within “Selling and marketing costs” on the audited Consolidated Statements of Operations.
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
The Company does not have any contracts with terms in excess of one year that are noncancellable as of December 29, 2022. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, the Company’s contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors. The Company has changed the presentation of revenues in the table below, retrospectively, to have Regional advertising revenue now be included with Local advertising revenue rather than with National advertising revenue as of December 29, 2022.  This presentation change did not affect total consolidated revenue.
The following table summarizes revenue from contracts with customers for the years ended December 29, 2022 and December 30, 2021 (in millions):

	Years ended
	December 29, 2022	December 30, 2021
National advertising revenue	$187.1	$84.2
Local and Regional advertising revenue	43.5	19.3
Founding member advertising revenue from beverage concessionaire agreements	18.6	11.1
Total revenue	$249.2	$114.6
Deferred Revenue and Unbilled Accounts Receivable
The Company has changed the classification of the make good provision, retrospectively, to now be included within “Deferred Revenue” on the audited Consolidated Balance Sheet rather than “Accrued Expenses” as of December 29, 2022. Revenue recognized in the year ended December 29, 2022 that was included within the Deferred Revenue balance as of December 30, 2021 was $12.3 million.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 29, 2022 and December 30, 2021, the Company had $5.0 million and $4.4 million, respectively, in unbilled accounts receivable, included within the accounts receivable balance.
Practical Expedients and Exemptions
The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within “Selling and marketing costs” in the audited Consolidated Statements of Operations.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the years ended December 29, 2022 and December 30, 2021 were as follows (in millions):

	Years Ended
	December 29, 2022		December 30, 2021
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$1.4	$0.2	$2.1
Provision for bad debt	0.2	0.8	0.1	—
Write-offs, net of recoveries	(0.2)	(0.8)	—	(0.7)
Balance at end of period	$0.3	$1.4	$0.3	$1.4

3.	LOSS PER SHARE
Basic loss per share is computed on the basis of the weighted average number of common shares outstanding.  Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of potentially dilutive common stock options, restricted stock and exchangeable NCM LLC common units using the treasury stock method.  The components of basic and diluted loss per NCM, Inc. share are as follows:

	Years Ended
	December 29, 2022	December 30, 2021
Net loss attributable to NCM, Inc. (in millions)	$(28.7)	$(48.7)
Weighted average shares outstanding:
Basic	81,968,007	79,867,332
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	—
Diluted	81,968,007	79,867,332
Loss per NCM, Inc. share:
Basic	$(0.35)	$(0.61)
Diluted	$(0.35)	$(0.61)
The effect of the 88,801,009 and 85,748,080 weighted average exchangeable NCM LLC common membership units held by the founding members for the years ended December 29, 2022 and December 30, 2021, respectively, was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive in these periods. In addition, there were 7,273,378 and 4,646,960, stock options and non-vested (restricted) shares for the years ended December 29, 2022 and December 30, 2021, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 29, 2022	December 30, 2021
Equipment, computer hardware and software	$63.8	$76.9
Leasehold improvements	2.9	2.9
Less: Accumulated depreciation	(54.8)	(59.9)
Subtotal	11.9	19.9
Construction in progress	1.1	1.4
Total property and equipment	$13.0	$21.3

5.	INTANGIBLE ASSETS
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
During the third quarter of 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions of reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. The Company determined that this announced restructuring and subsequent developments constituted a triggering event for the Company’s intangible asset group, including the amount related to Regal, under ASC No. 360, Impairment and Disposal of Long-Lived Assets during the third and fourth quarter of 2022. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further permanent closure of the theaters within the Company's network, renegotiation of the ESA terms and other potential adverse impacts to the Company’s intangible asset group resulting from the Cineworld Proceeding. The estimated future cash flows calculated within the probability-weighted analysis were in excess of the net book value of the Company’s intangible assets and no impairment charge was recorded in the year ended December 29, 2022. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. While the Company believes that the rights will survive any attempted rejection in the bankruptcy court by Regal, given the uncertainty inherent in any projection, heightened by the possibility of unforeseen additional effects of the Cineworld Proceeding, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following is a summary of the Company’s intangible asset’s activity (in millions) during December 29, 2022 and December 30, 2021:

	As of December 30, 2021	Additions (1)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 29, 2022
Gross carrying amount	$851.9	$10.8	$(0.4)	$—	$(5.4)	$856.9
Accumulated amortization	(245.6)	—	0.4	(25.0)	—	(270.2)
Total intangible assets, net	$606.3	$10.8	$—	$(25.0)	$(5.4)	$586.7

	As of December 31, 2020	Additions (3)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 30, 2021
Gross carrying amount	$850.8	$4.8	$(2.1)	$—	$(1.6)	$851.9
Accumulated amortization	(223.0)	—	2.1	(24.7)	—	(245.6)
Total intangible assets, net	$627.8	$4.8	$—	$(24.7)	$(1.6)	$606.3

(1)During the first quarter of 2022, NCM LLC issued 4,140,896 common membership units, net of 2,342,997 returned common membership units, to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2021 fiscal year and NCM LLC recorded a net intangible asset of $10.4 million during the first quarter of 2022 as a result of the Common Unit Adjustment. Additionally, there were $0.4 million of additions related to upfront affiliate payments in 2022.
(2)Carmike theaters had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC. As a result, AMC will make integration and other encumbered theater payments over the remaining term of those agreements.  During the years ended December 29, 2022 and December 30, 2021, NCM LLC recorded a reduction to net intangible assets of $5.4 million and $1.6 million, respectively, related to integration and other encumbered theater payments due from AMC. During the year ended December 29, 2022 and December 30, 2021, AMC paid a total of $2.8 million and $0.5 million, respectively, related to integration and other encumbered theater payments.
(3)During the first quarter of 2021, the Company issued 3,047,582 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to the Company’s network during the 2020 fiscal year and the Company recorded a net intangible asset of $4.8 million during the first quarter of 2021 as a result of the Common Unit Adjustment.
As of December 29, 2022 and December 30, 2021, the Company’s intangible assets related to the founding members, net of accumulated amortization, was $572.4 million and $589.6 million, respectively, with weighted average remaining lives of 16.3 years and 17.4 years, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 29, 2022 and December 30, 2021, the Company’s intangible assets related to the network affiliates, net of accumulated amortization, was $14.3 million and $16.7 million, respectively, with weighted average remaining lives of 6.1 years and 8.5 years, respectively.
The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2023	24.8
2024	24.7
2025	24.7
2026	24.7
2027	24.6

6.	ACCRUED EXPENSES
The following is a summary of the Company’s accrued expenses (in millions):

	As of
	December 29, 2022	December 30, 2021
Accrued interest	$16.3	$12.2
Other accrued expenses	1.5	1.2
Total accrued expenses	$17.8	$13.4

7.	INCOME TAXES
The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2019 through 2021 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2018 through 2021 are eligible for examination by various state revenue services.
Tax Receivable Agreement—On the IPO date, NCM, Inc. and the founding members entered into a TRA. Under the terms of this agreement, NCM, Inc. will make cash payments to the founding members in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below.  For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. For the 2021 tax year, the Company paid the founding members $0.0 million in the year ended December 29, 2022. The Company paid the founding members $0.9 million in the year ended December 30, 2021 for the 2019 tax year.
NCM, Inc. recorded a long-term payable to the founding members related to the TRA. The Company recorded an increase of $19.2 million and reduction of $16.1 million to the “Payable to founding members under the tax receivable agreement” during the years ended December 29, 2022 and December 30, 2021, respectively. The increase in the year ended December 29, 2022 was primarily due to the increase in NCM, Inc.’s ownership percentage of NCM LLC during the year. The reduction in the year ended December 30, 2021 was primarily related to the Company’s utilization of the Non-TRA net operating losses as of December 30, 2021. The ownership related changes to the “Payable to founding members under the tax receivable agreement” were recorded within “Additional paid in capital, deficit” on the Consolidated Balance Sheet and the non-ownership related changes were recorded within “Non-operating income” within the Consolidated Statements of Operations.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provision for Income Taxes—A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of December 29, 2022 and December 30, 2021 was (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
Provision calculated at federal statutory income tax rate:
Income before income taxes	$(13.9)	$(24.9)
Less: Noncontrolling interests	7.9	14.6
Income attributable to NCM, Inc.	(6.0)	(10.3)
Current year change to enacted federal and state rate	1.1	—
State and local income taxes, net of federal benefit	(1.1)	(1.8)
Share-based compensation	0.6	1.1
Change in the valuation allowance	3.6	10.3
NCM LLC membership unit issuance to NCM, Inc.	0.1	0.2
Executive compensation	0.5	0.4
Change in effective ownership	1.2	—
Total income tax provision	$—	$—
Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$149.7	$138.5
Share-based compensation	1.0	1.1
Net operating losses	76.4	74.2
Accrued bonus	0.1	0.2
Business interest expense limitation	18.2	8.3
Other	0.1	1.5
Total gross deferred tax assets	245.5	223.8
Valuation allowance (1)	(245.5)	(223.8)
Total deferred tax assets, net of valuation allowance	$—	$—

(1)The Company recognized a deferred tax asset in the amount of $149.7 million and $138.5 million as of December 29, 2022 and December 30, 2021, respectively, associated with the basis difference in our investment in NCM LLC. The Company evaluated its deferred tax assets as of December 29, 2022 and December 30, 2021 and considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2021 and 2020, the effect of which continued into 2022. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets and the Company increased the valuation allowance against certain deferred tax assets. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to founding members under the tax receivable agreement which would increase to reflect future payments to the founding members at that time. Once the valuation allowance is reversed, the payable to founding members under the tax receivable agreement would be increased to reflect expected future payments to the founding members at that time.
Carryforwards—As of December 29, 2022, the Company had gross federal net operating loss carryforwards of approximately $308.0 million, of which $47.0 million will expire between 2034 through 2037 and $260.8 million will be

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carried forward indefinitely. As of December 29, 2022, the Company had gross state net operating loss carryforwards of approximately $244.7 million, of which $167.7 million will expire between 2023 and 2042 and $76.9 million will be carried forward indefinitely. As of December 29, 2022, the Company had gross capital loss carryforwards of approximately $0.0 million. As of December 29, 2022, the Company had gross federal and state research and experimentation tax credit carryforwards of approximately $1.6 million, which expire at various dates between 2030 and 2038.

8.	EQUITY
As of December 29, 2022, the Company has authorized capital stock of 260,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share.  There were no shares of preferred stock issued or outstanding as of December 29, 2022. There were 128,402,636 shares of common stock issued and outstanding as of December 29, 2022.
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
Founding Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM, Inc., NCM LLC and the founding members which are outlined below. As AMC owns less than 5% of NCM LLC, on an as converted basis, as of December 29, 2022, AMC is not a related party. AMC was also not a related party as of December 30, 2021. AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements, and AMC will continue to participate in the annual Common Unit Adjustment, receive TRA payments, receive theater access fee payments, and make payments under the beverage concessionaire agreements, among other things. Further, AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC.
The material agreements with the founding members are as follows:
•ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in the Noovie® show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie show is sold to the founding members to satisfy the founding members’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the founding members’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the founding members receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC also pays Cinemark and Regal incremental monthly theater access fees and, subject to NCM LLC's use of specified inventory, a revenue share in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the ESAs were extended until 2041. The ESAs and 2019 ESA Amendments are considered leases with related parties under ASC 842.
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
Following is a summary of the related party transactions between the Company and the founding members (in millions):

	Years Ended
Included in the Consolidated Statements of Operations:	December 29, 2022	December 30, 2021
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$14.4	$8.8
Operating expenses:
Theater access fee and revenue share to founding members (2)	$59.4	$34.3
Selling and marketing costs (3)	$0.1	$0.1
Advertising operating costs (3)	$—	$0.1

(1)For the full years ended December 29, 2022 and December 30, 2021, Regal and Cinemark purchased 60 seconds of on-screen advertising time (all three founding members having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.
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

	As of
Included in the Consolidated Balance Sheets:	December 29, 2022	December 30, 2021
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (1)	$312.2	$332.4
Current payable to founding members under the TRA (2)	$0.2	$—
Long-term payable to founding members under the TRA (2)	$25.5	$11.9

(1)Refer to Note 5—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to Cinemark and Regal.
(2)The Company paid Cinemark and Regal $0.2 million and $0.4 million, respectively, in payments pursuant to the TRA during 2021 which was for the 2019 tax year.
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
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears, contingent upon the Company's compliance with the covenants outlined

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
within the Credit Agreement Amendment, as amended, defined within Note 10—Borrowings. The portion of positive available cash due to founding members is accrued within the “Amounts due to founding members, net” on the audited Consolidated Balance Sheet. The positive available cash from NCM LLC for the years ended December 29, 2022 and December 30, 2021 were as follows (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
Cinemark	$4.9	$—
NCM, Inc.	14.4	—
Total	$19.3	$—
Due to the adverse impacts of the COVID-19 Pandemic on the Company’s operations, the Company generated negative available cash by NCM LLC to its related party founding members and NCM, Inc. for the nine months ended September 29, 2022 of $39.4 million (including negative $10.5 million for Cinemark, negative $9.3 million for Regal and negative $19.6 million for NCM, Inc.) and $93.7 million (including negative $24.3 million for Cinemark, negative $24.2 million for Regal and negative $45.2 million for NCM, Inc.) for the year ended December 30, 2021. Under the terms of the NCM LLC Operating Agreement, these negative amounts and the positive amounts above will be netted against each other and future positive available cash distributions after the Extended Covenant Waiver Holiday, contingent upon the Company's compliance with the Credit Agreement Second Amendment and the Credit Agreement Third Amendment defined within Note 10—Borrowings.
Amounts due to founding members, net as of December 29, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$11.1	$4.1	$15.2
Total amounts due to founding members, net	$11.1	$4.1	$15.2
Amounts due to founding members, net as of December 30, 2021 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$5.1	$6.3	$11.4
Total amounts due to founding members, net	$5.1	$6.3	$11.4

 Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the founding members to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date.
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. NCM LLC’s investment in AC JV, LLC was $0.8 million and $0.7 million as of December 29, 2022 and December 30, 2021, respectively.  NCM LLC received cash distributions from AC JV, LLC of $0.4 million and $0.0 million, during the years ended December 29, 2022 and December 30, 2021, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.4 million and $0.0 million during the years ended December 29, 2022 and December 30, 2021, respectively, which are included in “Other non-operating income, net” in the audited Consolidated Statements of Operations.

10.	BORROWINGS
The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Case, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Bankruptcy Code. Given the Chapter 11 Case, NCM LLC’s outstanding debt became immediately due and payable and was reclassified as current within the Company’s audited Consolidated Balance Sheet as of December 29, 2022.
The following table summarizes NCM LLC’s total outstanding debt as of December 29, 2022 and December 30, 2021 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 29, 2022	December 30, 2021	Maturity Date	Interest Rate
Revolving credit facility 2018	$167.0	$167.0	June 20, 2023	(1)
Revolving credit facility 2022	50.0	—	June 20, 2023	(1)
Term loans - first tranche	258.5	261.2	June 20, 2025	(1)
Term loans - second tranche	49.3	49.8	December 20, 2024	(1)
Senior secured notes due 2028	374.2	400.0	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,129.0	1,108.0
Less: Debt issuance costs and discounts related to term loans and senior notes	(7.9)	(10.5)
Total borrowings, net	1,121.1	1,097.5
Less: current portion of debt	(1,121.1)	(3.2)
Carrying value of long-term debt	$—	$1,094.3

(1)The interest rates on the revolving credit facility and term loan are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of December 29, 2022, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $258.5 million term loan (first tranche) and a $49.3 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, with respect to NCM LLC’s audited financial statements for the fiscal year ended December 31, 2020, a waiver of the requirement to deliver such financial statements without a “going concern” or like qualification or exception, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes. Upon execution of the Credit Agreement Second Amendment, the Company recorded $2.3 million as a discount, $3.9 million as debt issuance costs and $0.8 million within “Loss on modification and retirement of debt, net”. Given the uncertainty of the resolution of the Chapter 11 Case, conditions may change, which could result in impairment of any discounts or debt issuance costs in future periods.
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022 and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including (i) a consolidated net total leverage ratio covenant of 6.25 times for each for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for each quarterly period in which a balance is outstanding on the revolving credit facility, each of which has been modified by the Credit Agreement Third Amendment. Pursuant to the terms of the Credit Agreement Third Amendment,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the consolidated net senior secured leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. As of December 29, 2022, NCM LLC was in compliance with the financial requirements of the Credit Agreement Third Amendment described above.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 4.00% or the base rate plus 3.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The interest rate on the term loans as of December 29, 2022 was 8.44%.  The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of December 29, 2022, NCM LLC has paid principal of $11.5 million, reducing the outstanding balance to $258.5 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of December 29, 2022 was 12.44%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of December 29, 2022, NCM LLC has paid principal of $0.7 million, reducing the outstanding balance to $49.3 million.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of December 29, 2022, NCM LLC’s total availability under the $175.0 million revolving credit facility was $7.2 million, net of $167.0 million outstanding and $0.8 million letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 3.00% to 3.50% or the base rate plus an applicable margin ranging from 2.00% to 2.50%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of December 29, 2022 was 8.03%.
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of December 29, 2022, NCM LLC’s total availability under the $50.0 million revolving credit facility was $0.0 million. The weighted-average interest rate on the revolving credit facility as of December 29, 2022 was 12.43% As of December 29, 2022, NCM LLC was in compliance with the financial requirements of the Credit Agreement Third Amendment described above.
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
The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. NCM LLC was in compliance with the financial requirements of the Notes due 2026 as of December 29, 2022.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. In the year ended December 29, 2022, NCM, Inc. purchased $25.8 million of the Notes due 2028 on the open market, reducing the principal amount owed by NCM LLC to third parties to $374.2 million as of December 29, 2022 and resulting in a $6.0 million gain on extinguishment of debt in the year ended December 29, 2022.
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
The Indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make certain investments; (4) incur certain liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC may distribute all of its quarterly available cash as a restricted payment or as an investment, provided that NCM LLC satisfies a minimum net senior secured leverage ratio. As of December 29, 2022, NCM LLC was in compliance with the financial requirements of the Notes due 2028, as described above.
Future Maturities of Borrowings – The scheduled annual maturities on the Senior Secured Credit Facility, Notes due 2026 and Notes due 2028 as of December 29, 2022 are as follows (in millions):

Year	Amount
2023	$1,129.0
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total	$1,129.0

11.	SHARE-BASED COMPENSATION
The NCM, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was approved by NCM, Inc.'s stockholders on April 28, 2020 and approved 7,500,000 shares of common stock available for issuance or delivery under the 2020 Plan and an additional 7,500,000 shares of common stock available for issuance or delivery approved on May 4, 2022. The Company began issuing shares under the 2020 Plan in the second quarter of 2020. The 2020 Plan replaced NCM, Inc.’s 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2007 Equity Incentive Plan (the “2007 Plan”). The 2020 Plan also includes 2,388,302 shares related to the number of shares reserved for issuance under the 2016 Plan that remained available for grant as of the effective date of the 2020 Plan and the number of shares subject to awards granted under the 2007 Plan as of the effective date of the 2020 Plan, which can become available for grant again upon expiration, termination, cancellation or forfeiture of the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
original award. As of December 29, 2022, 8,868,249 shares remain available for future grants (assuming 100% achievement of targets on performance-based restricted stock). The types of awards that may be granted under the 2020 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2016 Plan and 2020 Plan. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.
Compensation Cost—The Company recognized $7.1 million and $8.1 million for the years ended December 29, 2022 and December 30, 2021, respectively, of share-based compensation expense within “Network costs”, “Selling and marketing costs” and “Administrative and other costs” in the Consolidated Statements of Operations as shown in the table below (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
Share-based compensation costs included in network costs	$0.7	$0.6
Share-based compensation costs included in selling and marketing costs	1.7	1.8
Share-based compensation costs included in administrative and other costs	4.7	5.7
Total share-based compensation costs	$7.1	$8.1
During the years ended December 29, 2022 and December 30, 2021, $0.2 million and $0.3 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor.  The income tax benefit recognized in the statements of operations for share-based compensation was approximately $0.0 million and $0.0 million for the years ended December 29, 2022 and December 30, 2021, respectively. As of December 29, 2022, there was $0.8 million unrecognized compensation cost related to unvested options, which will be recognized over a remaining period of 2.2 years. As of December 29, 2022, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $5.7 million, which will be recognized over a weighted average remaining period of 1.2 years.
Stock Options—The Company granted stock options during 2021 and 2022. Stock options granted in 2021 and a portion of the stock options awarded in 2022 were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. The remaining portion of stock options awarded in 2022 contained a market condition as the options were granted with an exercise price in excess of the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. All options have either 10-year or 15-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was developed based on historical and peer company data and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted during 2022 were adjusted to include the Company's cost of equity in order to incorporate the impact of the option's market condition and simulate a lattice model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the year ended December 29, 2022 and December 30, 2021:

	Years Ended
	December 29, 2022	December 30, 2021
Expected term (in years)	6.0	6.0
Risk free interest rate	2.6%	0.9%
Expected volatility	68.1%	62.9%
Dividend yield	4.8%	5.1%

A summary of option award activity as of December 29, 2022, and changes during the year then ended are presented below:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 30, 2021	1,645,855	$5.96	7.5	$—
Granted	620,930	$2.35	—	$—
Forfeited	(1,403)	$13.65	—	$—
Expired	(167,564)	$12.80	—	$—
Outstanding as of December 29, 2022	2,097,818	$4.34	8.0	$—
Exercisable as of December 29, 2022	1,092,629	$5.92	7.1	$—
Vested and expected to vest as of December 29, 2022	2,072,433	$4.36	8.0	$—
Restricted Stock and Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion. The participants are entitled to dividend equivalents and to vote their respective shares (in the case of restricted stock), although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued dividend equivalents are subject to forfeiture during the restricted period should the underlying shares not vest. As of December 29, 2022 and December 30, 2021, accrued dividend equivalents totaled $0.8 million and $0.7 million, respectively and during the years ended December 29, 2022 and December 30, 2021, the Company paid $0.5 million and $1.0 million, respectively, for dividend equivalents upon vesting of the restricted stock and restricted stock units. The Company has issued time-based restricted stock and restricted stock units to its employees which generally vest over a two or three-year period with one-half or one-third, respectively, vesting on each anniversary of the date of grant and performance-based restricted stock and restricted stock units which vest following a two or three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Certain other vesting periods have also been used. The Company also grants restricted stock units to its non-employee directors that vest after approximately one year. The grant date fair value of restricted stock and restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $2.12 and $3.82 for the years ended December 29, 2022 and December 30, 2021, respectively.  The total fair value of awards that vested during the years ended December 29, 2022 and December 30, 2021 was $5.9 million and $7.1 million, respectively.
A summary of restricted stock award and restricted stock unit activity as of December 29, 2022, and changes during the year then ended are presented below:

	Number of Restricted Shares and Restricted Stock Units (1)	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 30, 2021	3,001,105	$4.64
Granted	3,659,156	$2.12
Vested (2)	(1,218,349)	$4.80
Forfeited	(266,352)	$4.97
Non-vested balance as of December 29, 2022	5,175,560	$2.80

(1)Includes 729,817 shares of performance-based restricted stock and restricted stock units as of December 29, 2022, including 427,231 shares granted during the year and 11,750 shares forfeited during the year.
(2)Includes 96,241 vested shares that were withheld to cover tax obligations and were subsequently canceled.
The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable. As of December 29, 2022, the total number of restricted stock and restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 328,418 shares.

12.	EMPLOYEE BENEFIT PLANS

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. In response to the COVID-19 Pandemic, the Company temporarily suspended its match of a portion of employees 401(k) contributions effective April 2020 through December 29, 2022.

13.	COMMITMENTS AND CONTINGENCIES
Legal Actions—As discussed more fully in Note 16—Subsequent Events, on April 11, 2023, NCM, LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
The Company will continue to act as the manager of NCM LLC, the “debtor in possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to “first day” motions filed with the Bankruptcy Court, the Bankruptcy Court authorized NCM LLC to conduct NCM LLC’s business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing NCM LLC to consensually use cash collateral, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all go forward goods and services. NCM LLC will continue to pursue approval of a proposed plan of reorganization, which will incorporate the terms of the Restructuring Support Agreement.
NCM LLC’s normal operating cash flows are providing liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders. The Company is unable to predict when NCM LLC will emerge from this Chapter 11 process.
The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.
Operating Commitments-Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $16.9 million and short-term and long-term lease liabilities of $2.2 million and $18.0 million, respectively, on the balance sheet as of December 29, 2022 for all material leases with terms longer than twelve months. As of December 30, 2021 the Company had ROU assets of $18.8 million and short-term and long-term lease liabilities of $2.1 million and $20.4 million, respectively, for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the audited Consolidated Balance Sheets. The Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of December 29, 2022, the Company had a weighted average remaining lease term of 6.7 years on these leases. Given the uncertainty of the resolution of the Chapter 11 Case, conditions may change, which could result in impairment of the Company’s ROU assets in future periods.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the twelve months ended December 29, 2022 and December 30, 2021, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the audited Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Years ended
	December 29, 2022	December 30, 2021
Operating lease cost	$3.4	$3.6
Variable lease cost	0.5	0.5
Total lease cost	$3.9	$4.1

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company made lease payments for the year ended December 29, 2022 and December 30, 2021 of $3.8 million and $3.7 million, respectively. These payments are included within cash flows from operating activities within the audited Consolidated Statement of Cash Flows. The minimum lease payments under noncancellable operating leases as of December 29, 2022 were as follows (in millions):

Year	Minimum Lease Payments
2023	$3.8
2024	3.8
2025	3.7
2026	3.6
2027	3.7
Thereafter	7.9
Total	26.5
Less: Imputed interest on future lease payments	(6.3)
Total lease liability as of December 29, 2022 per the Consolidated Balance Sheet	$20.2
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of December 29, 2022, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years with the next occurrence in 2027. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 29, 2022 and December 30, 2021, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® show in the trailer position directly prior to the one or two trailers preceding the feature film. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company's show or when the Company does not have access to the theaters. As such, the Company did not incur fees for the period of time the founding members' theaters were temporarily closed due to the COVID-19 Pandemic and future fees will be reduced if attendance remains lower than historical levels. The digital screen fee is calculated based upon average screens in use during each month. No digital screen fees were incurred for the period of time the founding member's theaters were temporarily closed due to the COVID-19 Pandemic and were reduced for months where screens were in use for only part of the month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 29, 2022, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $141.7 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to fifteen years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 29, 2022 and December 30, 2021 the Company paid $0.0 million and $0.2 million, respectively, related to these minimum guarantees. As of December 29, 2022 and December 30, 2021, the Company had $0.4 million and $0.4 million in liabilities recorded within “Accounts payable” in the Consolidated Balance Sheet for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.

14.	FAIR VALUE MEASUREMENTS
Non-Recurring Measurements—Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. These assets include long-lived assets, intangible assets, cost and equity method investments and borrowings.
Long-Lived Assets, Intangible Assets and Other Investments—As described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets, investments accounted for under the cost or equity method and notes receivable for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value.
Other investments consisted of the following (in millions):

	As of
	December 29, 2022	December 30, 2021
Investment in AC JV, LLC (1)	$0.8	$0.7
Other investments (2)	0.1	0.1
Total	$0.9	$0.8

(1)Refer to Note 9—Related Party Transactions.
(2)The Company received equity securities in privately held companies as consideration for a portion of advertising contracts. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. The Company does not exert significant influence on these companies’ operating or financial activities.
During the years ended December 29, 2022 and December 30, 2021, the Company recorded impairment charges of $0.1 million and $0.0 million, respectively, on certain of its investments due to new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.1 million as of December 29, 2022. As of December 29, 2022, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Borrowings—The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

	As of December 29, 2022		As of December 30, 2021
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Revolving credit facilities	$217.0	$58.0	$167.0	$167.0
Term Loans - first tranche	$258.5	$65.8	$261.2	$236.4
Term Loans - second tranche	$49.3	$13.1	$49.8	$48.1
Senior Notes due 2028	$374.2	$91.7	$400.0	$357.0
Senior Notes due 2026	$230.0	$6.9	$230.0	$179.4

(1)The Company has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If the Company were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.
Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$0.8	$0.8	$—	$—
Short-term marketable securities (2)	0.7	—	0.7	—
Long-term marketable securities (2)	0.3	—	0.3	—
Total assets	$1.8	$0.8	$1.0	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$37.1	$37.1	$—	$—
Short-term marketable securities (2)	0.3	—	0.3	—
Long-term marketable securities (2)	1.0	—	1.0	—
Total assets	$38.4	$37.1	$1.3	$—

(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts.
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third-party broker quotes. The value of the Company’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Original cost of short term marketable securities is based on the specific identification method.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 29, 2022, there was $0.2 million of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the marketable securities balance as of December 29, 2022 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 29, 2022 and December 30, 2021 are as follows:

	As of December 29, 2022
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.7	$0.7	1.0
Total short-term marketable securities	0.7	0.7
Long-term certificates of deposit	0.3	0.3	1.3
Total long-term marketable securities	0.3	0.3
Total marketable securities	$1.0	$1.0

	As of December 30, 2021
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.3	$0.3	0.9
Total short-term marketable securities	0.3	0.3
Long-term certificates of deposit	1.0	1.0	2.0
Total long-term marketable securities	1.0	1.0
Total marketable securities	$1.3	$1.3

(1)Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.

15.	VALUATION ACCOUNT
The Company’s valuation allowance on deferred tax assets for the years ended December 29, 2022 and December 30, 2021 was as follows (in millions):

	Years Ended
	December 29, 2022	December 30, 2021
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$223.8	$212.0
Valuation allowance added (1)	21.7	11.8
Valuation allowance reversed	—	—
Balance at end of period	$245.5	$223.8

(1)The increase within the valuation allowance during the years ended December 29, 2022 and December 30, 2021 relate to its deferred tax assets which the Company determined it is more-likely-than-not it will not be able to realize before they expire.

16.	SUBSEQUENT EVENTS
Credit Agreement Amendment—Subsequent to year-end, on January 17, 2023, NCM LLC entered into (i) Credit Agreement Amendment Fourth Amendment to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended and (ii) Revolving Credit Agreement Amendment. The Credit Agreement

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amendment Fourth Amendment and Revolving Credit Agreement Amendment provide for the addback of specified professional fees paid by NCM LLC during the period of January 6, 2023 through the date NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, when calculating the sum of unrestricted cash on hand at NCM LLC and revolving credit facility availability under the Credit Agreement and Revolving Credit Agreement required to be maintained under each respective agreement.
On March 31, 2023, NCM LLC as the Borrower, entered into Amendment No. 5 (the “Fifth Credit Agreement Amendment”) to its Credit Agreement, dated as of June 20, 2018, among the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended (the “Credit Agreement”). The Fifth Credit Agreement Amendment extends the grace period available for certain payments under the Credit Agreement for nine business days.
Indenture Amendment—On February 15, 2023, NCM LLC elected to enter into a 30-day grace period for the interest payment in the amount of $6.6 million under the Senior Notes due 2026 under the indenture governing the Senior Notes due 2026. The Company and NCM LLC are actively engaged in negotiations with certain of NCM LLC’s secured lenders regarding NCM LLC’s indebtedness.
On March 15, 2023, NCM LLC entered into a First Supplemental Indenture to the Indenture, dated as of August 19, 2016 (the “Indenture”) relating to NCM LLC’s 5.75% Senior Notes due 2026 with Computershare Trust Company, N.A., as Trustee. The First Supplemental Indenture was approved by holders of the Senior Notes due 2026 holding at least a majority of the aggregate principal amount of the Senior Notes due 2026. The First Supplemental Indenture amends Section 6.01(a) of the Indenture by extending the grace period for payment of interest due on the Senior Notes due 2026 from 30 days to 47 days.
On March 31, 2023, NCM LLC entered into a Second Supplemental Indenture to the Indenture, relating to NCM LLC’s 5.75% Senior Notes due 2026 with Computershare Trust Company, N.A., as Trustee. The Second Supplemental Indenture was approved by holders of the Senior Notes due 2026 holding at least a majority of the aggregate principal amount of the Senior Notes due 2026. The Second Supplemental Indenture amends Section 6.01(a) of the Indenture by extending the grace period for payment of interest due on the Senior Notes due 2026 from 47 days to 57 days.
Redemptions—On February 23, 2023 and March 23, 2023, Cinemark redeemed 41,969,862 and 1,720,935, respectively, of their outstanding common membership units, in exchange for shares of NCM, Inc. common stock. These redemptions reduced Cinemark’s ownership interest to 0.0% as of March 23, 2023. This redemption will cause the “Payable to founding members under the TRA” to increase by approximately $15.0 million. This is driven primarily by the increase in NCM, Inc.’s ownership in NCM LLC increasing and the corresponding increase in NCM, Inc.’s percentage of NCM LLC’s deferred tax liabilities.
Bankruptcy Petition—On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
Operation and Implications of the Bankruptcy Filing
NCM, Inc. expects to continue to manage NCM LLC, the debtor in possession, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The debtor in possession intends to continue to operate businesses in the ordinary course during the pendency of the Chapter 11 Case.
In general, as debtor in possession, under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to “first day” motions filed with the Bankruptcy Court, the Bankruptcy Court authorized NCM LLC to conduct business activities in the ordinary course and, among other things and subject to the terms and conditions of such orders, authorized certain employees at NCM, Inc. to continue providing day-to-day management services to NCM LLC and NCM LLC to pay employee wages and benefits and vendors and suppliers in the ordinary course for all goods and services going forward.
Ongoing Negotiations on Proposed Plan of Reorganization
NCM LLC will continue to pursue approval of a plan of reorganization, which will incorporate the terms of the Restructuring Support Agreement.
Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in our consolidated financial statements. The financial statements as of and for the year ended December 29, 2022, do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.

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
Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 29, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of December 29, 2022 was effective.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
On April 11, 2023 (the “Petition Date”), NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. NCM LLC’s case will be administered under the captions In re: National CineMedia, LLC, Case No. 23-90291. NCM, Inc. expects to continue to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Code and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of this filing and in accordance with applicable GAAP, the Company concluded that NCM, Inc. will no longer control NCM LLC for accounting purposes as of the Petition Date, and therefore, NCM LLC will be deconsolidated from the Company’s consolidated financial statements prospectively. In connection with the deconsolidation of NCM LLC and in accordance with Regulation S-X Article 11, the following unaudited pro forma financial statements of the Company are included herein:

•	Unaudited Pro Forma Balance Sheet as of December 29, 2022;

•	Unaudited Pro Forma Statement of Operations for the year ended December 29, 2022; and

•	Notes to unaudited pro forma financial statements.
The following unaudited pro forma financial statements (“pro forma financial statements”) are based upon the historical consolidated financial statements of the Company, adjusted to reflect the deconsolidation of NCM LLC as a result of NCM LLC voluntarily initiating its financial restructuring plan under Chapter 11 of the United States Bankruptcy Code on the Petition Date. Subsequent to the deconsolidation, the Company will account for the investment in NCM LLC in accordance with ASC 321-Investments-Equity Securities, which is reflected as a pro forma adjustment in the unaudited Pro Forma Balance Sheet (“Pro Forma Balance Sheet”). See “Notes to unaudited Pro Forma Financial Statements” for explanation of other adjustments. The pro forma financial statements of the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes included in Item 8 - Financial Statements and Supplementary Data. The Company prepared the unaudited pro forma financial statements included herein on the same basis as the annual audited consolidated financial statements.
The Pro Forma Balance Sheet reflects the deconsolidation of NCM LLC assuming the Chapter 11 filing had occurred on December 29, 2022, while the unaudited Pro Forma Statement of Operations (“Pro Forma Statement of Operations”) gives effect to the deconsolidation assuming the Chapter 11 filing had occurred on December 31, 2021. The pro forma adjustments are based on the best available information including certain assumptions that the Company believes are reasonable. The Company believes that such adjustments are appropriate and directly attributable to the deconsolidation of NCM LLC. The pro forma adjustments assume that NCM LLC continues to operate its business in the ordinary course throughout the restructuring.
NCM, Inc. is a separate entity and has not filed for bankruptcy relief. In addition, the pro forma adjustments do not include any adjustments to reflect any resolution of the Chapter 11 Case entered into by NCM LLC and certain creditors of NCM LLC, including the restructuring of NCM LLC’s capital structure. For tax purposes, the Company has not made any assumptions regarding the ultimate form of the restructuring and the impact, if any, of a continuing equity investment in NCM LLC. As such, the pro forma adjustments do not include the deferred tax impacts of any outside basis difference in NCM LLC. Accordingly, actual results could differ materially from the pro forma presentation included herein depending on these factors, among others.
The pro forma financial statements are provided for illustrative purposes only and are not indicative of the operating results or financial position that would have occurred had the deconsolidation of NCM LLC occurred on December 29, 2022 for the Pro Forma Balance Sheet, or on December 31, 2021 for the Pro Forma Statement of Operations for the year ended December 29, 2022. Readers should not rely on the Pro Forma Financial Statements as being indicative of the historical operating results that the Company would have achieved if the deconsolidation had occurred on such dates or any future operating results or financial position that it will experience after the effective date of the Chapter 11 filing including the final result and effect of any potential outcome resulting from the planned restructuring of NCM LLC.

NATIONAL CINEMEDIA, INC. Unaudited Pro Forma Balance Sheet (In millions, except share and per share data)

	Historical NCM, Inc. Consolidated	Pro Forma Adjustments		Pro Forma NCM, Inc.
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$61.7	$(59.4)	(a)	$2.3
Restricted cash	2.1	(2.1)	(a)	—
Short-term marketable securities	0.7	—		0.7
Receivables, net	92.0	(82.9)	(a)	9.1
Amounts due from NCM LLC, net	—	18.9	(b)	18.9
Prepaid expenses and other current assets	7.9	(7.0)	(a)	0.9
Total current assets	164.4	(132.5)		31.9
NON-CURRENT ASSETS:
Property and equipment, net	13.0	(13.0)	(a)	—
Intangible assets, net	586.7	(586.7)	(a)	—
Investment in NCM LLC	—	70.7	(d)	70.7
Other investments	0.9	(0.9)	(a)	—
Long-term marketable securities	0.3	5.9	(a)	6.2
Debt issuance costs, net	3.3	(3.3)	(a)	—
Other assets	23.8	(23.8)	(a)	—
Total non-current assets	628.0	(551.1)		76.9
TOTAL ASSETS	$792.4	$(683.6)		$108.8
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members	$18.2	$(18.2)	(b)	$—
Payable to founding members under the TRA	0.3	—		0.3
Accrued expenses	17.8	(17.0)	(a)	0.8
Accrued payroll and related expenses	8.3	(7.7)	(a)	0.6
Accounts payable	25.0	(23.3)	(a)	1.7
Deferred revenue	10.2	(10.2)	(a)	—
Short-term debt, net	1,121.1	(1,121.1)	(a)	—
Other current liabilities	2.2	(2.1)	(a)	0.1
Total current liabilities	1,203.1	(1,199.6)		3.5
NON-CURRENT LIABILITIES:
Payable to founding members under the TRA	35.3	—		35.3
Other liabilities	18.0	(18.0)	(b)	—
Total non-current liabilities	53.3	(18.0)		35.3
Total liabilities	1,256.4	(1,217.6)		38.8
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding, respectively	—	—		—
Common stock, $0.01 par value; 260,000,000 shares authorized, 128,402,636 issued and outstanding, respectively	1.3	—		1.3
Additional paid in capital (deficit)	(146.2)	—		(146.2)
Retained earnings (distributions in excess of earnings)	(370.4)	585.3	(d)	214.9
Total NCM, Inc. stockholders’ equity/(deficit)	(515.3)	585.3		70.0
Noncontrolling interests	51.3	(51.3)	(a)	—
Total equity/(deficit)	(464.0)	534.0		70.0
TOTAL LIABILITIES AND EQUITY/DEFICIT	$792.4	$(683.6)		$108.8
See accompanying Notes to unaudited Pro Forma Financial Statements.

NATIONAL CINEMEDIA, INC. Unaudited Pro Forma Statement of Operations Year Ended December 29, 2022 (In millions)

	Historical NCM, Inc. Consolidated	Pro Forma Adjustments		Pro Forma NCM, Inc.
Revenue	$249.2	$(238.2)	(c)	$11.0
OPERATING EXPENSES:
Advertising operating costs	27.2	(27.2)	(c)	—
Network costs	8.4	(8.4)	(c)	—
Theater access fees and revenue share to founding members	82.3	(82.3)	(c)	—
Selling and marketing costs	42.8	(42.8)	(c)	—
Administrative and other costs	44.3	(32.8)	(c)	11.5
Impairment of long-lived assets	5.8	(5.8)	(c)	—
Depreciation expense	6.5	(6.5)	(c)	—
Amortization of intangibles recorded for network theater screen leases	25.0	(25.0)	(c)	—
Total	242.3	(230.8)		11.5
OPERATING INCOME (LOSS)	6.9	(7.4)		(0.5)
NON-OPERATING EXPENSES:
Interest on borrowings	79.7	(79.7)	(c)	—
(Gain) loss on early retirement of debt, net	(5.9)	5.9	(c)	—
Loss on re-measurement of the payable to founding members under the TRA	2.2	—		2.2
Gain on sale of asset	(2.2)	2.2	(c)	—
Gain on deconsolidation	—	(622.4)	(d)	(622.4)
Other non-operating income, net	(0.7)	13.5	(c)	12.8
Total	73.1	(680.5)		(607.4)
(LOSS) INCOME BEFORE INCOME TAXES	(66.2)	673.1		606.9
Income tax expense	—	—		—
CONSOLIDATED NET (LOSS) INCOME	(66.2)	673.1		606.9
Less: Net (loss) income attributable to noncontrolling interests	(37.5)	37.5	(c)	—
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(28.7)	635.6		606.9
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(28.7)	$635.6		$606.9

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.35)			$7.40
Diluted	$(0.35)			$7.40

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	81,968,007			81,968,007
Diluted	81,968,007			82,015,111
See accompanying Notes to unaudited Pro Forma Financial Statements.

NATIONAL CINEMEDIA, INC.
Notes to unaudited Pro Forma Financial Statements
(a)Reflects the deconsolidation of NCM LLC’s assets and liabilities at their carrying amounts included in the Company's historical consolidated financial statements as of December 29, 2022.
(b)Represents adjustments to reverse the removal of NCM LLC’s intercompany balances with NCM, Inc. in order to reflect intercompany amounts and transactions that were previously eliminated from the Company's historical consolidated financial statements as of December 29, 2022.
(c)Reflects the deconsolidation of NCM LLC’s statement of operations included in the Company's historical consolidated financial statements for the year ended December 29, 2022.
(d)Represents the adjustments made to reflect the estimated gain on deconsolidation, which represents the de-recognition of the carrying amounts of NCM LLC’s assets and liabilities compared to the non-controlling interest previously consolidated in the Company’s historical consolidated financial statements and the remaining estimated fair value of the investment in NCM LLC in accordance with ASC 321-Investments-Equity Securities as of December 29, 2022 for the Pro Forma Balance Sheet and as of December 31, 2021 for the Pro Forma Statement of Operations.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and is incorporated herein by this reference.
Our Board of Directors currently consists of eight directors with one vacancy. Under the director designation agreement dated as of February 13, 2007 (the “Director Designation Agreement”), two of our founding members – Cinemark and Regal – are each permitted to appoint or designate up to two persons for nomination to election on our Board of Directors under the terms set forth in the Director Designation Agreement, one of whom must qualify as “independent” as required by the rules promulgated by the SEC under the Exchange Act, and by Nasdaq. See “Certain Relationships and Related Party Transactions – Transactions with Founding Members – Director Designation Agreement.” The designees pursuant to the Director Designation Agreement for Cinemark are Donna Reisman and Mark Zoradi and for Regal is Mark B. Segall.
Our Certificate of Incorporation provides that all directors are included within one class and that the number of total directors will not be more than eleven. The number of currently authorized director positions is nine pursuant to our Bylaws. Each member serves a one-year term until the next Annual Meeting and until his or her successor is duly elected and qualified.
The following table provides information regarding our directors as of April 10, 2023.

Name	Age	Director Since	Independent	Occupation	Current Committee Membership*
					A	C	NG
David E. Glazek	45	2019	Yes	Executive Chairman of Turning Point Brands, Inc.		●	Chair
Lawrence A. Goodman	69	2007	Yes	Former President of Sales and Marketing of CNN	●	Chair
Kurt C. Hall	64	2007-2016; 2019	Yes	Former President and CEO of NCM, Inc. and Former Chairman of the NCM, Inc. Board	●	●
Juliana F. Hill	54	2020	Yes	Former Senior Vice President of Liquidity and Asset Management of iHeartMedia, Inc.	Chair
Thomas F. Lesinski	63	2014	No	CEO of NCM, Inc.
Donna Reisman	60	2019	Yes	President of Ad Sales and Marketing for Univision		●	●
Mark B. Segall	60	2018	Yes	Founder and Managing Director of Kidron Corporate Advisors LLC
Mark Zoradi	69	2021	No	Member of the Board of Directors and Former CEO of Cinemark Holdings, Inc.
* A = Audit Committee, C = Compensation Committee, NG = Nominating and Governance Committee

David E. Glazek Independent Director Director Since: 2019 Age: 45 Committees: Compensation Nominating and Governance - Chair
Mr. Glazek has over 15 years of experience investing in distressed, special situations and private credit strategies, including as a Partner and Portfolio Manager of Standard General, LP. from 2008-2023. He also serves as Executive Chairman of Turning Point Brands, Inc., a Director of Workers Benefit Consortium, Inc., and an Adjunct Professor at Columbia Business School. He previously worked at Lazard Freres & Co, where he focused on mergers and acquisitions and corporate debt restructuring. He has also worked at the Blackstone Group. Throughout his career he has served on numerous public and private company boards of directors. Mr. Glazek holds a Bachelor of Arts from the University of Michigan and a J.D. from Columbia Law School.

Qualifications:
Mr. Glazek’s extensive experience overseeing the operations of public and private companies, as well as his deep capital markets, legal, governance, transactional, and restructuring expertise qualifies him to serve on our Board of Directors.

Lawrence A. Goodman Independent Director Director Since: 2007 Age: 69 Committees: Audit Compensation - Chair
Mr. Goodman has been a media and advertising consultant since 2015, including founding and serving as CEO of Newfound Frontier, LLC, a provider of media and advertising consulting and advisory services, since its inception in 2019. Mr. Goodman also founded White Mountain Media, a media consulting company, in July 2004 and served as its president since inception until 2015. From July 2003 to July 2004, Mr. Goodman was retired. From March 1995 to July 2003, Mr. Goodman was the President of Sales and Marketing for CNN, a division of Turner Broadcasting System, Inc. Mr. Goodman also serves on three private company boards.

Qualifications:
Mr. Goodman’s extensive background in the media industry allows him to provide media sales and marketing advice to our management and Board. Mr. Goodman brings significant business experience to provide strategies and solutions to resolve the issues addressed by our Board.

Kurt C. Hall Independent Director Director Since: 2019 Age: 64 Committees: Audit Compensation
Mr. Hall previously served as the Company's President, Chief Executive Officer and Chairman from 2007 until his retirement in January 2016, and he held the same positions at NCM LLC from March 2005 until 2007. Prior to this, from May 2002 to May 2005, Mr. Hall served as Co-Chairman and Co-Chief Executive Officer of Regal Entertainment Group and President and Chief Executive Officer of its media subsidiary and NCM predecessor, Regal CineMedia Corporation. Mr. Hall also serves on the board of two private companies.
Previously, Mr. Hall has held various executive positions with United Artist Theatre Company, and its predecessor companies, including Chief Financial Officer and then Chief Executive Officer when it became part of Regal Entertainment Group in 2002.

Qualifications: Mr. Hall's extensive background with the Company and our business allows him to provide sales and management advice to our management and Board.

Juliana F. Hill Independent Director Director Since: 2020 Age: 54 Committees: Audit - Chair
Ms. Hill is the owner of JFH Consulting, which she founded in 2013 to provide financial and strategic advisory services. From 2013 to 2019, Ms. Hill worked at iHeartMedia, Inc., formerly Clear Channel Communications, Inc., as the Senior Vice President of Liquidity and Asset Management, and also led a steering committee for the separation of iHeartMedia's subsidiary, Clear Channel Outdoor Holdings. Prior to this, from 2000 to 2010, she worked as iHeartMedia’s Senior Vice President of Finance. Ms. Hill also serves on the board of one public company.
Previously, Ms. Hill was an associate in US West Communications, Inc.’s executive development program and an audit manager at Ernst & Young LLP.

Qualifications:
Ms. Hill's experience as a financial executive in a media company qualifies her to serve on our Board of Directors and as chairperson of our Audit Committee and to provide guidance to our internal audit function and financial advice to our Board.

Thomas F. Lesinski Chief Executive Officer and Director Director Since: 2014 Age: 63 Committees: None
Mr. Lesinski was appointed the Chief Executive Officer of NCM effective August 2, 2019. Previously, he served as the Chief Executive Officer of Sonar Entertainment, an independent entertainment studio from January 2016 to August 2019 and a member of its Board until February 2020. Mr. Lesinski served as the founder and CEO of Energi Entertainment, a multi-media content production company, from August 2014 until December 2015. From 2013 to 2014, Mr. Lesinski was President of Digital Content and Distribution at Legendary Entertainment, a leading media company dedicated to owning, producing and delivering content to mainstream audiences with a targeted focus on the fandom demographic. Prior to that role, from 2006 to 2013, Mr. Lesinski served as President, Digital Entertainment at Paramount Pictures, a global producer and distributor of filmed entertainment. Mr. Lesinski also served as President of Worldwide Home Entertainment at Paramount Pictures for three years, prior to which, he spent ten years in various leadership positions at Warner Bros. Entertainment and was a Managing Director for an advertising agency.
Mr. Lesinski served as Non-Employee Chairman from August 1, 2018 to August 1, 2019.

Qualifications:
Mr. Lesinski’s experience in home entertainment and digital media gives him the experience to critically review the various business considerations necessary to run a business such as ours and offers a valuable perspective as the media marketplace becomes more competitive, particularly with the growth of online and mobile advertising platforms. Mr. Lesinski's previous experience as a Chief Executive Officer and current role as the Company's Chief Executive Officer provides valuable perspective as a director.

Donna Reisman Independent Director Director Since: 2019 Age: 60 Committees: Compensation Nominating and Governance
Ms. Reisman, also known as Ms. Speciale, is currently the President of Ad Sales and Marketing for Univision. Ms. Reisman was the president of WarnerMedia from 2014 to 2019, where she oversaw advertising revenue for Turner Broadcasting’s domestic television and digital entertainment, news, kids and young adult brands. She previously served as the president of Turner Entertainment and Young Adult Ad Sales from 2012 to 2014. Prior to that role, she was President, Investment & Activation and Agency Operations at MediaVest Worldwide from 2003 to 2012. Ms. Reisman also serves on a number of private company boards.

Qualifications: Ms. Reisman’s extensive experience in the media and advertising industry allows her to provide media strategy, sales and marketing advice to the Company's management and Board.

Mark B. Segall Director Director Since: 2018 Age: 60 Committees: None
Mr. Segall is the owner and Managing Director of Kidron Corporate Advisors LLC, a New York based mergers and acquisitions corporate advisory boutique founded in 2003, and has been the CEO of Kidron Capital Advisors LLC since 2009. Previously, he served as the Co-Chief Executive Officer of Investec, Inc., an asset management company, from 2001 to 2003, following his role as Investec Inc.’s head of investment banking and general counsel. Prior to that, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities. Mr. Segall serves as a director of Bel Fuse, Inc. (2011 to present). In the past five years he has served on other public company boards including: Ronson Europe N.V. (2008 to 2017) and Temco Service Industries, Inc. (2011 to 2016). Mr. Segall also serves on a number of private company boards.

Qualifications: Mr. Segall’s two decades of board leadership experience at both public and private companies, gives him the ability to offer guidance to the Company and its operations.

Mark Zoradi Director Director Since: 2021 Age: 69 Committees: None
Mr. Zoradi served as CEO of Cinemark Holdings, Inc. from August 2015 to December 2021 and a director on the Board of Cinemark Holdings, Inc. from August 2015 to the present. Mr. Zoradi spent 30 years at The Walt Disney Company, a major motion picture studio, including serving as the President of Walt Disney Studios Motion Picture Group. Prior to that, Mr. Zoradi served in a variety of positions of increasing responsibility with The Walt Disney Company, including as the General Manager of Buena Vista Television and President of Buena Vista International with responsibility for the international theatrical and home entertainment marketing and distribution of Disney, Touchstone and Pixar films. Mr. Zoradi also served as the President and Chief Operating Officer (COO) of Dick Cook Studios from January 2011 until July 2014 and the COO of DreamWorks Animation SKG, Inc. from August 2014 until January 2015.

Qualifications:
Mr. Zoradi has extensive experience in the cinema and film industries and will bring important insights to our Board regarding our industry. Since Mr. Zoradi is a Board designee for one of our founding members, he brings to our Board the perspective of a major stakeholder.

Audit Committee	Key Responsibilities:
Our Audit Committee is primarily concerned with overseeing management’s processes and activities relating to the following:
Committee Members	◆	maintaining the reliability and integrity of our accounting policies, financial reporting practices and financial statements;
Juliana F. Hill, Chair
Lawrence A. Goodman	◆	review all “Related Party Transactions” as such term is defined under Nasdaq rules and the Statement of Policy with Respect to Related Party Transactions;
Kurt C. Hall
	◆	the performance of our internal audit function and independent auditor; and
	◆	confirming compliance with laws and regulations, and the requirements of any stock exchange or quotation system on which our securities may be listed.

Number of meetings in 2022:
Our Audit Committee also is responsible for establishing procedures for the receipt of complaints regarding our accounting, internal accounting controls or audit matters, and the confidential, anonymous submission of concerns regarding questionable accounting or auditing matters, and overseeing the Company's compliance with applicable laws and regulations, the Company’s Code of Business Conduct and Ethics and insider trading policy and other general risk assessment and management. Our Audit Committee’s responsibilities are set forth in its charter, the current version of which was most recently reviewed by the Committee and approved by our Board in January 2022 in conjunction with the charter's annual review. The current version of the charter is available on our website at www.ncm.com at the Investor Relations link.

19
Independence and Financial Literacy

Each of the committee members was determined to be “independent” as required by the rules promulgated by the SEC under the Exchange Act and by Nasdaq. Each of them also meets the financial literacy requirements of Nasdaq. Our Board of Directors has determined that Ms. Hill qualifies as an “audit committee financial expert” as defined in the federal securities laws and regulations.

As the need to fill vacancies arises in the future, our Nominating and Governance Committee will seek individuals qualified to become Board members for recommendation to our Board. Our Nominating and Governance Committee would consider potential director candidates recommended by stockholders and use the same criteria for screening all candidates, regardless of who proposed such candidates.
Our Nominating and Governance Committee and Board of Directors consider whether candidates for nomination to our Board of Directors possess the following qualifications, among others:

(a)the highest level of personal and professional ethics, integrity, and values;
(b)expertise that is useful to us and is complementary to the background and expertise of the other members of our Board of Directors;
(c)a willingness and ability to devote the time necessary to carry out the duties and responsibilities of membership on our Board of Directors;
(d)a desire to ensure that our operations and financial reporting are conducted in a transparent manner and in compliance with applicable laws, rules, and regulations; and
(e)a dedication to the representation of the best interests of all our stockholders.
Diversity of Directors. In considering whether to recommend any candidate for inclusion in the slate of director nominees, our Nominating and Governance Committee complies with the Company’s Corporate Governance Guidelines and Corporate Code of Business Conduct and Ethics. In addition to considering the qualifications listed above, the Committee seeks nominees that will complement the existing members and provide diversity of background, professional expertise, gender and ethnicity and that will be in compliance with applicable law and stock exchange requirements and taking into account proxy advisory firm guidelines. Our Nominating and Governance Committee periodically reviews and assesses its evaluation process for considering nominee directors.
Board Diversity Matrix
The following matrix summarizes self-identified diversity characteristics and is provided in accordance with applicable Nasdaq listing Requirements:

BOARD DIVERSITY MATRIX AS OF DECEMBER 29, 2022
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	6	—	—
Part II: Demographic Background
African American or Black	—	—	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	6	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. As a matter of practice, we assist many of our directors and all of our executive officers by preparing initial ownership reports and reporting ownership changes, and typically file these reports on their behalf. To our knowledge, based solely on our review of the copies of such reports filed electronically with the SEC and on written information given to us by the reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis during the fiscal year ended December 29, 2021, except that one Form 4 for Maria Woods was filed on February 27, 2023 for a September 1, 2022 time-based restricted stock unit (“TBRSU”) vesting.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION TABLES
FISCAL 2022 SUMMARY COMPENSATION TABLE
The following table shows the amount of compensation earned by our NEOs during the years indicated. For additional information regarding the material terms of each NEOs’ employment agreement, see “Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

Name and Principal Position	Year	Salary (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total
Thomas F. Lesinski Chief Executive Officer	2022	$844,027	$499,999	$428,771	$771,702	$27,158	$2,571,657
	2021	$759,808	$1,125,000	$250,000	$524,080	$7,158	$2,666,046
Ronnie Y. Ng Chief Financial Officer	2022	$450,000	$337,167	$—	$306,450	$1,823	$1,095,440
	2021	$102,115	$126,244	$150,000	$48,098	$10,340	$436,797
Scott D. Felenstein President	2022	$669,500	$497,697	$—	$516,720	$2,948	$1,686,865
	2021	$585,361	$509,834	$—	$334,803	$2,749	$1,432,747

(1)The amounts represent the prorated total salaries paid to the NEO's inclusive of the annual merit increase in February 2022 and other increases, as applicable.
(2)The amounts represent the aggregate grant date fair value of the target level of stock awards computed in accordance with ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of these awards, refer to Note 11—Share-based Compensation within the notes to the Company’s consolidated financial statements. Certain of the stock awards granted in 2022 and 2021 are scheduled to vest based upon the achievement of performance conditions relating to cumulative “Free Cash Flow” at the end of a two or three-year measuring period, respectively. Free Cash Flow is a non-GAAP measure used by management to measure the Company’s operating cash flow in determining whether PBRSU targets have been achieved. The amounts for these awards are presented based on 100% of the fair market value on the date of grant. When there is a stock award, but no performance metric set for portions of the award, the portion is considered granted upon approval of the performance metric. As the 2022 performance metric for portions of the 2021 performance-based restricted stock units (“PBRSU”) award and the 2022 PBRSU award were set in January and February 2022, the amounts include, and only include, those portions of the awards. Actual results could materially differ from this estimate. The maximum amounts payable for awards granted during fiscal 2022 assuming the highest level of performance cannot exceed the total amount granted.
(3)The bonus amounts were calculated off of the prorated total salary for Mr. Lesinski, to reflect his amended employment agreement, effective August 1, 2022. Prior to the amended employment agreement, his salary was increased from his 2021 base salary to $795,675 in February 2022.
(4)The following table provides details about each component of the “All Other Compensation” column from the Fiscal 2022 Summary Compensation Table above for fiscal 2022.

Name	Year	401(k) Employer Contribution (a)	Term Life Insurance (b)	Disability Insurance (c)	Misc. (d)	Total All Other Compensation
Thomas F. Lesinski	2022	$—	$5,118	$720	$21,320	$27,158
Ronnie Y. Ng	2022	$—	$443	$720	$660	$1,823
Scott D. Felenstein	2022	$—	$1,568	$720	$660	$2,948

(a)Represents matching contributions made pursuant to NCM LLC’s defined contribution 401(k) plan. Eligible employees, including the NEOs, are eligible for a discretionary contribution under the 401(k) plan on base pay up to IRS limits. Note that the 401(k) match has been suspended since April 2020.
(b)Represents imputed income for term life insurance coverage.
(c)Represents imputed income for long-term and short-term disability insurance coverage.
(d)Represents taxable fringe benefits and allowances for Messrs. Ng and Felenstein and contractual compensation outlined within Mr. Lesinski’s amended employment agreement as discussed further within section “Employment Agreements”.

OUTSTANDING EQUITY AWARDS AT DECEMBER 29, 2022

	Stock Option Awards					Restricted Stock Awards and RSUs
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date (1)	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested (2)	Equity Incentive Plan Award: Number of Unearned Shares That Have Not Vested		Equity Incentive Plan Award: Market or Payout Value of Unearned Shares That Have Not Vested (2)
Thomas F. Lesinski	650,198	—		$8.00	8/2/2029	—		$—	—		$—
	333,737	166,689	(3)	$2.71	7/29/2030	92,251	(7)	$22,140	—		$—
	—	—		$—	—	39,725	(8)	$9,534	—		$—
	73,329	146,658	(4)	$3.09	8/4/2031	161,812	(9)	$38,835	—		$—
	—	370,930	(5)	$1.58	8/1/2032	237,341	(10)	$56,962	79,114	(17)	$5,696
	—	250,000	(5)	$3.50	8/1/2032	—		$—	—		$—
Ronnie Y. Ng	35,365	70,732	(6)	$3.80	9/27/2031	14,815	(11)	$3,556	11,167	(18)	$1,206
	—	—		$—	—	11,000	(12)	$2,640	—		$—
	—	—		$—	—	121,212	(13)	$29,091	15,152	(19)	$1,636
Scott D. Felenstein	—	—		$—	—	11,000	(14)	$2,640	49,500	(18)	$5,346
	—	—		$—	—	15,890	(8)	$3,814	—		$—
	—	—		$—	—	40,764	(15)	$9,783	30,574	(18)	$3,302
	—	—		$—	—	30,573	(12)	$7,338	—		$—
	—	—		$—	—	1,680	(16)	$403	1,266	(18)	$137
	—	—		$—	—	1,247	(12)	$299	—		$—
	—	—		$—	—	161,616	(13)	$38,788	20,202	(19)	$2,182

(1)Options generally expire 90 days from the term date if the NEO terminates employment. In the event of termination without cause, Mr. Lesinski’s options expire 180 days from the term date.
(2)Amounts are based on the closing stock price, $0.24 per share, on December 29, 2022 based on the target level of performance. The amounts for these awards are presented based on 100% of the fair market value on the date of grant. When there is a stock award, but no performance metric set for portions of the award, the portion is considered granted upon approval of the performance metric. As the 2022 performance metric for portions of the 2021 PBRSU award and the 2022 PBRSU award were set in January and February 2022, the amounts include, and only include, those portions of the awards.
(3)The stock options vest 33.33% per year commencing on July 29, 2020, subject to continuous service.

(4)The stock options vest 33.33% per year commencing on August 4, 2021, subject to continuous service.
(5)The stock options vest 33.33% per year commencing on August 1, 2022, subject to continuous service.
(6)The stock options vest 33.33% per year commencing on September 27, 2021, subject to continuous service.
(7)The restricted stock units vest 33.33% per year commencing on July 29, 2020, subject to continuous service.
(8)The restricted stock units vest 50.0% per year commencing on February 28, 2021, subject to continuous service.
(9)The restricted stock units vests 33.33% per year commencing on August 4, 2021, subject to continuous service.
(10)The restricted stock units vests 33.33% per year commencing on August 1, 2022, subject to continuous service.
(11)The restricted stock units vests 33.33% per year commencing on September 27, 2021, subject to continuous service.
(12)The restricted stock units vest February 26, 2024, subject to continuous service.
(13)The restricted stock units vests 33.33% per year commencing on February 23, 2022, subject to continuous service.
(14)The restricted stock vests 33.33% per year commencing on January 22, 2020, subject to continuous service.
(15)The restricted stock units vests 33.33% per year commencing on January 20, 2021, subject to continuous service.
(16)The restricted stock units vests 33.33% per year commencing on July 2, 2021, subject to continuous service.
(17)The restricted stock unit awards are scheduled to vest based on achievement of the actual cumulative “Free Cash Flow” target at the end of the three-year measuring period. These figures assume 100% vesting of PBRS prior to any modification. The performance metrics for the 2023 and 2024 performance years have not yet been set.
(18)The restricted stock awards are scheduled to vest based on achievement of the actual cumulative “Free Cash Flow” target at the end of the three-year measuring period for the 2020 and 2021 grants. These figures assume 100% vesting of PBRS prior to any modification.
(19)The restricted stock unit awards are scheduled to vest based on achievement of the actual cumulative “Free Cash Flow” target at the end of the two-year measuring period the 2022 grants. These figures assume 90% vesting of PBRS prior to any modification. The performance metric for the 2023 performance year has not yet been set.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
The following summaries set forth potential payments payable to our NEOs upon termination of their employment or a change in control of NCM, Inc. under their employment agreements, as amended, and under the Equity Incentive Plan. The following discussion is based on the assumption that the actual bonus amount would be the target amount reported as a non-equity incentive plan award in the Grants of Plan Based Awards table. Actual payments may be more or less than the amounts described below. In addition, the Company may enter into new arrangements or modify these arrangements, from time to time. Each employment agreement provides additional detail and definitions for the termination reasons, such as disability, cause and change in control, among others.
The following table assumes the executive’s employment was terminated under each of these circumstances on December 29, 2022 and such payments and benefits have an estimated value of:

	Cash Severance (1) (2)	Medical Insurance (3)	Term Life Insurance (4)	Disability Insurance (4)	401(k) Employer Contribution (4)	Value of Accelerated Equity Awards (5)	Total
Thomas F. Lesinski (a)
Without Cause or For Good Reason or Non-renewal by Company	$1,769,027	$19,605	$—	$—	$—	$65,918	$1,854,550
Without Cause or For Good Reason in connection with a Change of Control**	$3,538,054	$19,605	$—	$—	$—	$257,664	$3,815,323
Death	$—	$19,605	$—	$—	$—	$65,918	$85,523
Disability*	$462,500	$19,605	$5,118	$720	$—	$65,918	$553,861
Ronnie Y. Ng (b)
Without Cause or For Good Reason or Non-renewal by Company	$787,500	$17,202	$—	$—	$—	$25,869	$830,571
Without Cause or For Good Reason in connection with a Change of Control**	$787,500	$17,202	$—	$—	$—	$49,697	$854,399
Death	$—	$17,202	$—	$—	$—	$25,869	$43,071
Disability*	$225,000	$17,202	$443	$720	$—	$25,869	$269,234
Scott D. Felenstein (c)
Without Cause or For Good Reason or Non-renewal by Company	$1,238,575	$—	$—	$—	$—	$68,986	$1,307,561
Without Cause or For Good Reason in connection with a Change of Control**	$1,238,575	$—	$—	$—	$—	114,111	$1,352,686
Death	$—	$—	$—	$—	$—	$68,986	$68,986
Disability*	$334,750	$—	$1,568	$720	$—	$68,986	$406,024

*	Net of amounts offset by disability insurance payments
**	A change of control is defined as 12 months following the change of control within the respective employee agreements and 3 months prior to or one year following a change of control within the respective equity agreements.

(1)If the employment of the NEO is terminated by NCM, Inc. for reasons other than disability, death or cause, or the executive resigns for good reason, as defined in the NEO's employment agreement, or the agreement is not renewed on substantially equal terms, the NEO will be entitled to severance for the period specified in the respective employment agreement. If the NEO’s employment terminates due to death, the NEO’s beneficiaries will receive the base salary paid through the end of the month of death. If Mr. Lesinski terminates his employment on account of his disability, in exchange for a release of claims against the Company, and if, and only if he is not eligible to receive benefits following the termination date under the Company’s long-term disability plan, he will be entitled to 50% of his base salary. If Mr. Ng or Mr. Felenstein terminates employment on account of his disability, in exchange for a release of claims against the Company, he will be entitled to 50% of his then base salary, offset by any disability benefits provided under a company sponsored benefit arrangement.
(a)Mr. Lesinski's severance represents 100% of his base salary, plus 100% of his target bonus based on his salary in effect on December 29, 2022 paid over 12 months.
(b)Mr. Ng’s severance represents 100% of his base salary, plus 100% of his target bonus based on his salary in effect on December 29, 2022 paid over 12 months.
(c)Mr. Felenstein severance represents an amount equal to 100% of his base salary, plus 100% of his target bonus based on his base salary in effect on December 29, 2022 paid over 12 months.
(2)If the employment of Messrs. Lesinski, Ng or Felenstein is terminated by NCM, Inc. for any reason, the respective NEO is entitled to any annual, long-term or other incentive award that relates to a completed fiscal year or performance period, as applicable, and is payable (but not yet paid) on or before the date of termination or resignation.
(3)If the employment of Messrs. Lesinski, Ng or Felenstein is terminated by NCM, Inc. for reasons other than death or cause, or he resigns for good reason, as defined in the respective NEO's employment agreement, the applicable NEO is entitled to one year of continued coverage under the NCM, Inc. medical and health insurance plan pursuant to COBRA. The amount for Messrs. Lesinski, Ng and Felenstein represents an amount equal to 100% of the premium costs for a 12-month period.

(4)If the employment of Mr. Felenstein or Mr. Ng is terminated by NCM, Inc. on account of disability, they are entitled to receive an amount equal to the cost that would be incurred by the NEO in obtaining individual benefits equivalent to the NCM, Inc. employee benefit plan or program that the NEO was participating in on the effective date of the termination for a period of up to one year.
(5)Under the Equity Incentive Plan, if within three months prior to or one year after the consummation of a change of control, as defined in the Equity Incentive Plan and each NEO’s employment agreement, the NEO’s employment is terminated by NCM, Inc., its affiliate or a successor in interest without cause or by the NEO for good reason, both as defined in the Equity Incentive Plan and each NEO’s employment agreement, then all outstanding options and stock appreciation rights shall become immediately exercisable and all other awards shall become vested and any restrictions will lapse. Pursuant to the restricted stock agreements, in the case of involuntary terminations without cause, death and disability, each NEO would retain a prorated amount of shares of TBRS and PBRS equivalent to time employed during the vesting period. The retained shares would vest upon termination in the case of TBRS and upon the achievement of performance conditions in the case of PBRS. Amounts are based on the closing stock price, $0.24 per share, on December 29, 2022. Pursuant to the stock option agreements, in the case of involuntary terminations without cause, Mr. Ng’s vested stock options would expire after 90 days and Mr. Lesinski’s vested stock options would expire after 180 days. Vested stock options would expire after twelve months in the case of death or disability for either NEO. Mr. Lesinski’s and Mr. Ng’s unvested options would be forfeited on the termination date in the case of death or disability but will vest equal to the portion of the vesting period they served in their respective roles in the case of termination without cause.
EMPLOYMENT AGREEMENTS
The following provides a discussion of the material terms of the employment agreements between NCM, Inc. and each of our NEOs. Our Compensation Committee believes these employment agreements are consistent with the standard in our industry for senior executives. The agreements provide for payments and benefits if each executive’s employment with the Company and its affiliates is terminated (i) without cause (as defined in the agreements), (ii) for good reason (as defined in the agreements), (iii) without cause or good reason three months prior to or within one year following a change of control (as defined in the agreements), (iv) in the event of death, and (v) in the event of disability. See “Potential Payments Upon Termination or Change in Control” for additional information about such payments and benefits.
Thomas F. Lesinski
Mr. Lesinski’s employment agreement was amended on July 20, 2022 and provides that he will serve as Chief Executive Officer of NCM, Inc. The amended employment agreement became effective August 1, 2022 and shall expire on the earlier of (i) December 31, 2025 or (ii) the termination of Mr. Lesinski's employment under the agreement. Prior to this amendment, Mr. Lesinski’s original employment agreement was effective August 1, 2019, and would have expired on August 2, 2022. The amended employment agreement provides for an annual base salary of $925,000. In addition to base salary, Mr. Lesinski is eligible to receive an annual cash bonus pursuant to the Company’s annual non-equity incentive plan based upon attainment of performance goals determined by our Compensation Committee at a target of 100% of base salary. Mr. Lesinski shall also have the opportunity to receive long-term incentive awards with a grant date fair value of at least $1,000,000 plus $250,000 of premium priced options each year during the term, in such amounts and pursuant to such terms as may be determined in the sole discretion of the Board, subject to limitations in the Amended Employment Agreement related to the mix of equity awards.
If Mr. Lesinski's employment is involuntarily terminated by the Company, he will receive an amount equal to 100% of his annual base salary plus 100% of the target bonus. If Mr. Lesinski's employment is involuntarily terminated during the 12-month period following a change of control (as defined in the agreement), on the first payroll that occurs after the 55th day following the effective date of such termination he will receive a lump sum cash payment in an amount equal to 200% of his annual base salary plus 200% of the target bonus, payable in equal installments over a 12-month period. For up to 12 months following any such termination of employment, the Company will pay Mr. Lesinski an amount equal to 100% of the monthly premium paid by Mr. Lesinski for COBRA coverage under the Company’s group health and dental plans. Under the agreement, during his employment and for a one-year period following employment, Mr. Lesinski has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Lesinski has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.
Ronnie Y. Ng
Mr. Ng’s employment agreement provides that he will serve as Chief Financial Officer of NCM, Inc. The employment agreement was effective September 15, 2021, and expires on September 15, 2024. The employment agreement provides for an annual base salary, subject to annual increases at the discretion of our Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by our Compensation Committee. Our Compensation

Committee set Mr. Ng’s base salary at $450,000 for 2022. In addition to base salary, Mr. Ng is eligible to receive an annual cash bonus pursuant to the Company’s annual non-equity incentive plan based upon attainment of performance goals determined by our Compensation Committee at a target of 75% of base salary. Mr. Ng shall also have the opportunity to receive long-term incentive awards of at least $300,000 annually as determined by our Board.
If Mr. Ng’s employment is involuntarily terminated by the Company, on the first payroll that occurs after the 55th day following the effective date of such termination he will receive an amount equal to 100% of his annual base salary plus 100% of the target bonus, payable in equal installments over a 12-month period. If Mr. Ng’s employment is involuntarily terminated during the 12-month period following a change of control (as defined in the agreement), on the first payroll that occurs after the 55th day following the effective date of such termination he will receive an amount equal to 100% of his annual base salary plus 100% of the target bonus, payable in equal installments over a 12-month period. For up to 12 months following any such termination of employment, the Company will pay Mr. Ng an amount equal to 100% of the monthly premium paid by Mr. Ng for COBRA coverage under the Company’s group health and dental plans. Under the agreement, during his employment and for a one-year period following employment, Mr. Ng has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Ng has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.
Scott D. Felenstein
Mr. Felenstein was promoted to President – Sales, Marketing & Partnerships on July 2, 2021. Prior to this promotion, Mr. Felenstein served as Chief Revenue Officer of NCM, Inc. Mr. Felenstein’s original employment agreement was effective April 24, 2017 and his amended and restated employment agreement is effective July 2, 2021 and expires on June 30, 2024. The original and new employment agreements provide for an annual base salary, subject to annual increases at the discretion of our Compensation Committee based on previous year performance, market conditions and other factors deemed relevant by our Compensation Committee. Our Compensation Committee set Mr. Felenstein’s base salary at $669,500 for 2022. In addition to base salary, Mr. Felenstein is eligible to receive an annual cash bonus pursuant to the Company’s annual non-equity incentive plan based upon attainment of performance goals determined by our Compensation Committee at a target of base salary of 75% before his promotion and 85% upon his promotion of base salary and long-term incentive awards as determined by the Board. Mr. Felenstein shall also have the opportunity to receive long-term incentive awards of at least $600,000 annually as determined by our Board.
In his employee agreements, if Mr. Felenstein’s employment is involuntarily terminated by the Company, on the first payroll that occurs after the 55th day following the effective date of such termination he will receive an amount equal to 100% of his annual base salary plus 100% of the target bonus, payable in equal installments over a 12-month period. If Mr. Felenstein’s employment is involuntarily terminated during the 12-month period following a change of control (as defined in the employment agreement), on the first payroll that occurs after the 55th day following the effective date of such termination he will receive an amount equal to 100% of his annual base salary plus 100% of the target bonus, payable in equal installments over a 12-month period, and Mr. Felenstein will vest in full in any unvested shares of his initial sign-on equity grant. For up to 12 months following any such termination of employment, the Company will pay Mr. Felenstein an amount equal to 100% of the monthly premium paid by Mr. Felenstein for COBRA coverage under the Company’s group health and dental plans. Under the agreement, during his employment and for a one-year period following employment, Mr. Felenstein has agreed not to compete with NCM, Inc. or any of its affiliates or subsidiaries, or solicit any of the employees, officers or agents of these entities. Under the agreement, Mr. Felenstein has also agreed not to divulge or disclose customer lists or trade secrets of NCM, Inc. or its affiliates or subsidiaries except in the course of carrying out his duties under the agreement or as required by law.
NON-EMPLOYEE DIRECTOR COMPENSATION
Non-Employee Directors
For our 2022 fiscal year, the base retainers and meeting fees for our directors who were not our employees, employees of our founding members, or employees of Standard General (“non-employee directors”) are as follows. In accordance with one of the Company’s cash preservation measures implemented in response to the COVID-19 pandemic, the non-employee directors were paid 80% of the 2021 retainer balances through the 2022 annual meeting date upon which the following retainers were approved by the Nominating and Governance Committee. The 2022 compensation was altered to include a larger mix of equity to retainer.

$80,000 per annum	Retainer for non-employee director
$280,000 per annum	Retainer for serving as Non-Employee Chairman
$25,000 per annum	Additional retainer for serving as Chairman of the Audit Committee
$19,000 per annum	Additional retainer for serving as Chairman of the Compensation Committee
$15,000 per annum	Additional retainer for serving as Chairman of the Nominating and Governance Committee
$13,000 per annum	Additional retainer for serving as a member of the Audit Committee
$12,500 per annum	Additional retainer for serving as a member of the Compensation Committee
$10,000 per annum	Additional retainer for serving as a member of the Nominating and Governance Committee
Non-Employee Chairman Cash Retainers. The compensation for the non-employee chairman is inclusive of all committee chair and member fees and was reviewed by the Nominating and Governance Committee, with the assistance of FW Cook, and approved by the Board.
Restricted Stock Units. Non-employee directors serving on the Board as of the annual meeting date of May 4, 2022, received a grant of equal to $120,000. Each of the RSUs vested on February 23, 2023 and had a value of $12,852 based on the closing price of the Company’s common stock on the vesting date. The RSUs were settled in shares of the Company’s common stock. The RSU awards include the right to receive dividend equivalents, subject to vesting.
We reimburse all of our directors for reasonable travel, lodging and other expenses related to their service on our Board of Directors.
Stock in Lieu of Cash Compensation. Beginning with the first quarter of 2021 and in an effort to further preserve cash, non-employee directors may elect to receive shares of the Company’s common stock in lieu of all or a portion of their cash compensation (i.e. base retainers and additional retainers for serving as a Chair or member of a Committee) on a quarterly basis. A director can make the election to receive stock for each quarter of 2022 during the seven calendar day period immediately prior to the start of the respective quarter-end blackout period. The portion of his or her quarterly cash compensation designated by the director will then be converted into a number of shares of the Company’s common stock utilizing the fair market value of the common stock on the seventh calendar day of the respective election period. Once an election is made with respect to a particular calendar quarter, it may not be withdrawn or substituted.
Employee Directors
Our employees, employees of our founding members and employees of Standard General who also serve as directors receive compensation for their services as employees from their respective employers, but they do not receive any additional compensation from us for their service as our directors or members or chairs of committees.

FISCAL 2022 NON-EMPLOYEE DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash (1)		Stock Awards (2)	All Other Compensation	Total
Lawrence A. Goodman	$103,678	(3)	$119,999	$—	$223,677
Kurt C. Hall	$101,024	(4)	$119,999	$—	$221,023
Juliana F. Hill	$100,558		$119,999	$—	$220,557
Donna Reisman	$101,631	(3)	$119,999	$—	$221,630
Mark B. Segall	$245,000	(5)	$119,999	$—	$364,999
Mark Zoradi	$77,267		$66,428	$—	$143,695

(1)The following table provides details about each component of the “Fees Earned or Paid in Cash” column from the Fiscal 2022 Director Compensation Table above. All of the Fees Earned or Paid in Cash shown above were reduced by 20% beginning in April 2020 and were returned to 100% on May 4, 2022 and reflect the prorated amounts paid for this increase or any prorated amounts due to change in positions.

Name	Annual Retainer		Committee Chair Retainer	Committee Member Retainer		Total Fees Earned or Paid in Cash
Lawrence A. Goodman	$77,267		$5,779	$20,633	(3)	$103,678
Kurt C. Hall	$77,267		$—	$23,758		$101,024
Juliana F. Hill	$77,267		$23,292	$—		$100,558
Donna Reisman	$77,267		$12,952	$11,413	(3)	$101,631
Mark B. Segall	$245,000	(5)	$—	$—		$245,000
Mark Zoradi	$77,267		$—	$—		$77,267

(2)The amounts represent the aggregate grant date fair value of the restricted stock unit awards as computed under ASC 718 and do not represent cash payments made to the individuals or amounts realized. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of these awards, please see Note 11 to the Company’s consolidated financial statements.
(3)Mr. Goodman’s compensation was prorated for his time served in each position, as he was appointed to be chair of the Compensation Committee effective August 3, 2022. Ms. Reisman’s compensation was prorated for her time served as committee chair until Mr. Goodman’s appointment.
(4)This fee includes 17,861 shares received in lieu of cash payments in accordance with our stock in lieu of cash program.
(5)Mr. Segall temporarily recused himself from all board activities due to his conflict of interest as the Regal designee during the Cineworld Proceeding. Following his recusal, Mr. Segall received the non-employee director retainer in the fourth quarter of 2022.
The RSUs are also subject to the terms and provisions of the Equity Incentive Plan. The following table provides details about the “Stock Awards” column from the Fiscal 2022 Director Compensation Table above and outstanding stock awards at December 29, 2022.

	Fiscal 2022 Grants			Outstanding Equity Awards at December 29, 2022
Name	Grant Date	Number of RSUs	Grant Date Fair Value of Stock Awards (a)	Number of RSUs That Have Not Vested	Market Value of Shares of Stock That Have Not Vested (b)
Lawrence A. Goodman	5/4/2022	53,571	$119,999	53,571	$12,857
Kurt C. Hall	5/4/2022	53,571	$119,999	53,571	$12,857
Juliana F. Hill	5/4/2022	53,571	$119,999	53,571	$12,857
Donna Reisman	5/4/2022	53,571	$119,999	53,571	$12,857
Mark B. Segall	5/4/2022	53,571	$119,999	53,571	$12,857
Mark Zoradi	8/24/2022	53,571	$66,428	53,571	$12,857

(a)Calculated in accordance with ASC Topic 718 as described in footnote (1) to the Fiscal 2022 Director Compensation Table above and based on a stock price of $2.24.
(b)Amounts are based on the closing stock price, $0.24 per share, on December 29, 2022. The shares vested on February 23, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership
Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. As of April 10, 2023, the percentage of beneficial ownership for NCM, Inc. is based on 174,076,268 shares of common stock outstanding (including unvested restricted stock). Unless indicated below, the address of each individual listed below is 6300 South Syracuse Way, Suite 300, Centennial, Colorado 80111. The following table sets forth information regarding the beneficial ownership of our common stock as of April 10, 2023, by:
•each person (or group of affiliated persons) who is known by us to own beneficially more than 5% of our common stock;
•each of our NEOs;
•each of our directors and nominees for director; and
•all current directors and executive officers as a group.

Name of Beneficial Owner	Shares of NCM, Inc. Common Stock	NCM LLC Common Membership Units (1)	Percent of NCM, Inc. Common Stock
Five Percent Stockholders
Cinemark Holdings, Inc. and Affiliates (“Cinemark”) (2)	43,690,797	—	25.1%
Regal Entertainment Group and Affiliates (“Regal”) (3)	40,683,797	—	23.4%
Standard General L.P. (4)	12,932,382		7.4%
Directors and Executive Officers
Thomas F. Lesinski (5)	1,388,387		0.8%
Scott D. Felenstein	220,315		*
Ronnie Y. Ng (6)	72,992		*
Maria V. Woods	35,959		*
Lawrence A. Goodman	181,397		*
David E. Glazek	—		*
Kurt C. Hall	808,712		*
Juliana F. Hill	102,271		*
Donna Reisman	108,626		*
Mark B. Segall	85,530		*
Mark Zoradi	53,571		*
All current directors and executive officers as a group (11 persons) (5)(6)	3,057,760		1.8%

*	Less than one percent
(1)NCM LLC common membership units are redeemable at any time at the option of the holder. Upon any redemption, we may choose whether to redeem the units for shares of our common stock on a one-for-one basis or for a cash payment equal to the market price of shares of NCM, Inc. common stock. NCM LLC provided written notices effective as of March 29, 2023 setting forth the determination of 21,431,174 common membership units to two founding members. The common membership units have not been issued as of April 10, 2023.

(2)Includes Cinemark Holdings, Inc., Cinemark USA Inc. and Cinemark Media, Inc. The address of these stockholders is 3900 Dallas Parkway, Suite 500, Plano, Texas 75093. Represents beneficial ownership as of March 29, 2023 based on the Schedule 13D/A filed on April 3, 2023.
(3)Includes Regal Entertainment Group, Regal Entertainment Holdings, Inc., Regal Cinemas Corporation, Regal Cinemas, Inc., Regal CineMedia Holdings, LLC and Regal CineMedia Corporation at 101 East Blount Avenue, Knoxville, Tennessee 37920 and Cineworld Group plc at 8th Floor, Vantage London, Great West Road, Brentford, United Kingdom TW8 9AG. Represents beneficial ownership as of December 28, 2022 based on the Schedule 13D/A filed on December 30, 2022.
(4)The address of this stockholder is 767 Fifth Avenue, 12th Floor, New York, New York 10153. Represents beneficial ownership as of September 7, 2022 based on the Schedule 13D/A filed on September 9, 2022.
(5)Includes 1,057,264 stock options that were vested and exercisable within 60 days of April 10, 2023.
(6)Includes 35,365 stock options that were vested and exercisable within 60 days of April 10, 2023.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth, as of December 29, 2022, information for all equity compensation plans under which our equity securities were authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	7,273,378	(1)	$4.34	(2)	8,868,249	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	7,273,378		$4.34		8,868,249

(1)Includes 2,097,818 stock option grants and 5,175,560 restricted stock and restricted stock units; 0 additional shares for the 2022, 2021 and 2020 PBRS grants, respectively, that may be issued as the highest level of performance possible is 100%. Actual results could vary from estimates, especially in the later years included in the two or three-year projections.
(2)Restricted stock awards and restricted stock units are excluded as there is no exercise price for these awards.
(3)Represents remaining shares of our common stock available for issuance under the Equity Incentive Plan.
The Equity Incentive Plan was approved by our stockholders on April 28, 2020, with additional shares authorized for issuance under the Equity Incentive Plan approved on May 4, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
General
Before the completion of our IPO in February 2007, NCM LLC was wholly owned by the founding members. After the IPO, NCM LLC was owned by us and the founding members. In connection with the IPO, we entered into several agreements to define and regulate the relationships among us, NCM LLC and the founding members. As of December 29, 2022, NCM, Inc. owned approximately 74.6% of the outstanding common membership units in NCM LLC. NCM LLC’s other member is Cinemark, one of the largest motion picture exhibition companies in the U.S., which held the remaining 25.4% of NCM LLC’s common membership units as of December 29, 2022. In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% as of December 29, 2022. In February and March of 2023, Cinemark redeemed a total of 43,690,797 of its outstanding common membership units, in exchange for shares of NCM, Inc. common stock, reducing Cinemark’s ownership interest to 0.0% as of March 23, 2023. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
Further transactions between NCM, Inc. and our founding members, if any, have been and will continue to be approved by our Audit Committee, which is composed of independent members of our Board of Directors, or another committee comprised entirely of independent members of our Board. Our Audit Committee charter authorizes our Audit Committee to hire financial advisors and other professionals to assist the committee in evaluating and approving any transaction between us and any related party, including our founding members.
On July 5, 2018, AMC sold 100.0% of its remaining NCM LLC membership units to Regal and Cinemark. Following the sale, AMC remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements which are discussed further below. As such, AMC will continue to participate in the annual common unit adjustment, receive TRA payments, receive theater access fee payments, and make payments under the beverage concessionaire agreements, among other things. Further, the sale does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of December 29, 2022, AMC did not have any NCM LLC membership units.
Transactions with Founding Members
Exhibitor Services Agreements
In connection with the IPO, NCM LLC and each of AMC, Cinemark and Regal executed an amended and restated ESA, effective as of February 13, 2007, which replaced the exhibitor services agreements previously in effect. In connection with the sale of the Fathom Events business, on December 26, 2013, NCM LLC and each of AMC, Cinemark and Regal amended and restated the ESAs to remove those provisions addressing the rights and obligations related to the digital programming services of the Fathom Events business. In November 2019, NCM LLC and each of Cinemark and Regal amended the ESAs to extend the terms of the ESAs and modify the program distributed by NCM LLC through its Digital Content Network for exhibition in Cinemark and Regal theaters. Certain basic terms of the ESAs are discussed below:
Advertising Services. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the founding members’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the founding members). Following the 2019 ESA Amendments, the ESAs with Regal and Cinemark have a term of 34 years from the completion of the IPO, and the ESA with AMC has a term of 30 years from the completion of the IPO, in each case with a five-year right of first refusal to enter into a services agreement for the services provided under the ESA with the applicable founding member on terms equivalent to those offered by a third-party.
The advertising services include the on-screen advertising of the Noovie pre-show, use of the lobby entertainment network or LEN and lobby promotions. The pre-show is generally 20 to 30 minutes long. Beginning on November 1, 2019 in accordance with the 2019 ESA Amendments, NCM LLC is entitled to display up to five minutes of the Noovie pre-show after the advertised showtime of a feature film and the Platinum Spot in Cinemark and Regal theaters. The “attached” trailers are those provided by studios to Cinemark and Regal that are with the feature film, which is at least one trailer, but sometimes two trailers. The amount of time included in the Noovie pre-show displayed prior to showtime will be reduced by the sum of five minutes plus the aggregate length of time of any Platinum Spot.
The Noovie pre-show includes up to two minutes for the founding members to be used to promote various activities associated with operation of the theaters, including concessions, ticketing partners, gift card and loyalty programs, founding member special events and vendors of non-film related services provided to theaters, only if the promotion is incidental to the vendor’s service (called theater advertising). Under the ESAs, up to 90 seconds of the Noovie program can be sold to NCM LLC’s founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. During 2022, we sold 60 seconds to Regal and Cinemark to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In accordance with the 2019 ESA Amendments beginning in 2020, the annual cost per thousand (“CPM”) charged to Regal and Cinemark increases at a fixed rate of 2.0%. Prior to the 2019 ESA Amendments in 2019, the CPM was priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC pursuant to the ESAs.
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

Payments. In consideration for access to the founding members’ theater attendees for on-screen advertising and use of the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen, which may be adjusted for any advertising exhibited by some, but not all, theaters or founding members because of content objections or technical capacity. The theater access fee paid to founding members included an additional fee for digital cinema systems connected to our advertising network. The payment per digital screen and for the digital cinema systems increases annually by 5%. The payment per theater patron increased increase by 8% every five years with the next occurrence in 2027.
Pursuant to the 2019 ESA Amendments, Cinemark and Regal each received an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron beginning at $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027.
The theater access fee and revenue share aggregate payments to related parties totaled $59.4 million for the year ended December 29, 2022 as compared to $34.3 million for the year ended December, 30, 2021, when theater access fees were not incurred when theaters were temporarily closed in response to the COVID-19 pandemic and attendance-based fees were reduced for the period of the year that attendance was lower than historical levels. Also, in 2022, total revenue from related parties related to beverage concessionaire agreements totaled $14.4 million as compared to $8.8 million in 2021.
Net Payments to Related Parties. In 2022 the net payments to each related party for theater access fees and revenue share and payments for use of their screens, less the purchase from NCM LLC of advertising under the founding member’s beverage concessionaire agreements were $18.6 million to Regal and Cinemark as compared to $11.1 million in 2021. As of December 29, 2022 and December, 30, 2021, amounts payable to Regal and Cinemark were $15.2 million and $11.4 million, respectively. Refer to the ‘Common Unit Adjustment Agreement’ section for further discussion of the nature and magnitude of these payments in 2022 and 2021.
NCM LLC Operating Agreement
NCM, Inc., AMC, Cinemark and Regal executed the NCM LLC third amended and restated limited liability company operating agreement, effective as of February 13, 2007, which was amended on March 16, 2009 (to permit NCM LLC to provide advertising to a variety of out-of-home advertising venues), on August 6, 2010 and September 3, 2013 (in each case, to modify the timing of written notice should a founding member desire to exercise its option to redeem common membership units), and on January 23, 2019 (to update the member’s rights following changes within the tax partnership rules). Certain basic terms of the restated operating agreement are as follows:
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
Issuance of Units upon Exercise or Vesting of Equity Compensation. Upon the exercise of options we have issued or the vesting of shares for other types of equity compensation, we will have the right to acquire from NCM LLC a number of common units equal to the number of our shares being issued in connection with the exercise of options or vesting of shares for other types of equity compensation. In consideration for such units, we will contribute to NCM LLC the consideration we received for the exercise of options or vesting of shares for other types of equity compensation. In 2022 and 2021, we acquired 1,137,304 and 1,195,504 units, respectively, due to vesting of restricted stock and restricted stock units.
Founding Member Approval Rights. If any director designee to our Board of Directors designated by Regal and Cinemark, under the Director Designation Agreement, described below, is not appointed to our Board, nominated by us or elected by our stockholders, as applicable, then each of the other members (so long as such other member continues to own 5% of NCM LLC’s issued and outstanding common membership units) will be entitled to approve certain actions of NCM LLC as identified in the restated operating agreement. AMC is currently a member under the terms of the NCM LLC Operating Agreement and no longer a founding member for purposes of this agreement, and thus, no longer has such approval rights.
Distributions. We are required to make mandatory distributions to members of all “Available Cash,” as defined in the restated operating agreement. Available Cash does not include amounts drawn or paid under NCM LLC’s working capital line of credit. The mandatory distributions must occur quarterly. Following the third amendment to NCM LLC’s credit agreement, NCM LLC may not make any available cash distributions to its members (Cinemark, Regal and NCM, Inc.) until after NCM

LLC delivers its compliance certificate to the lenders for the fourth quarter of 2023. After the delivery of the compliance certificate for the fourth quarter of 2023, NCM LLC may make available cash distributions to its members so long as NCM LLC’s consolidated net senior secured leverage ratio is equal to or less than 4.00 to 1.00, outstanding loans under the revolving credit facility are equal to or less than $39.0 million and no default or event of default under the Credit Agreement has occurred and is continuing.
In 2022 and 2021, positive available cash distributions to related parties totaled $19.3 million and $0.0 million, respectively. Of that amount in 2022, particularly the fourth quarter of 2022, the portion payable to NCM, Inc., Regal and Cinemark totaled $14.4 million, $0.0 million and $4.9 million, respectively. Due to the adverse impacts of the COVID-19 Pandemic on the Company’s operations, the Company generated negative available cash by NCM LLC to its related party founding members and NCM, Inc. for the nine months ended September 29, 2022 of $39.4 million (including negative $10.5 million for Cinemark, negative $9.3 million for Regal and negative $19.6 million for NCM, Inc.) and $93.7 million (including negative $24.3 million for Cinemark, negative $24.2 million for Regal and negative $45.2 million for NCM, Inc.) for the year ended December, 30, 2021. Under the terms of the NCM LLC Operating Agreement, these negative amounts will be netted against future positive available cash distributions in the second quarter of each fiscal year, contingent upon the Company's compliance with the covenants defined within Note 10—Borrowings and in accordance with the NCM LLC Operating Agreement.
Common Unit Redemption Right. Members have a redemption right to exchange common membership units of NCM LLC for newly issued shares of our common stock on a one-for-one basis (as adjusted for certain events), or at our option, a cash payment equal to the market price of one share of our common stock. Under our amended and restated certificate of incorporation, upon the surrender of the NCM LLC common units, we will then contribute cash or issue new shares of our common stock to NCM LLC in exchange for an amount of newly issued common units equal to the number of units surrendered by the redeeming member. NCM LLC will then distribute the cash or shares of common stock to the redeeming member to complete the redemption. AMC exercised the redemption right of an aggregate 200,000 common membership units in 2015, 15,600,000 common membership units in 2017, 197,118 common membership units in 2019, 1,390,567 common membership units in 2021 and 5,954,646 common membership units in 2022, whereby AMC surrendered 200,000, 15,600,000, 197,118, 1,390,567 and 5,954,646 common membership units, respectively, to NCM LLC for cancellation. The Company contributed an aggregate of 200,000, 15,600,000, 197,118 and 1,390,567 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to AMC to complete the redemptions.
Regal exercised the redemption right of 40,683,797 common membership units in December 2022, where by Regal surrendered 40,683,797 common membership units to NCM LLC for cancellation. The Company contributed 40,683,797 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to Regal to complete the redemptions.
Cinemark exercised the redemption right of 43,690,797 common membership units in February and March of 2023, where by Cinemark surrendered 43,690,797 common membership units to NCM LLC for cancellation. The Company contributed 43,690,797 shares of its common stock to NCM LLC in exchange for a like number of newly issued common membership units. NCM LLC then distributed the shares of common stock to Cinemark to complete the redemptions.
Common Unit Adjustment Agreement
NCM, Inc., NCM LLC, AMC, Cinemark and Regal executed the common unit adjustment agreement, effective as of February 13, 2007. The common unit adjustment agreement provides a mechanism for adjusting membership units held by the founding members based on increases or decreases in the number of screens operated by each founding member. Increases in the number of screens are included in the unit adjustment if arising from acquisition of a theater or opening of a newly constructed theater (subject to certain exceptions). Decreases in the number of screens are included in the unit adjustment if arising from disposition of a theater (subject to certain exceptions).
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
During the first quarter of 2022 and the first quarter of 2021, NCM LLC issued 4,140,896, net of 2,342,997 returned common membership units, and 3,047,582 common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the founding members to NCM LLC’s network during the 2020 fiscal year and 2019 fiscal year, respectively. During the first quarter of 2021, NCM LLC also calculated a negative common membership unit adjustment for AMC for which NCM LLC received $9.3 million in cash.
If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the founding members may elect to receive common membership units related to those encumbered theaters in connection with the common unit adjustment. If the founding members make this election, then they are required to make integration payments. Founding members may also elect to delay receipt of the common unit membership units until such time as the acquired theaters are no longer encumbered and the theaters then join NCM LLC’s network. Because the AMC Carmike and Cinemark Paragon theaters were subject to an existing on-screen advertising agreement with an alternative provider during 2022 and 2021, and AMC and Cinemark elected to receive common membership units, AMC and Cinemark will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters (“encumbered theater payments”). These payments are also accounted for as a reduction to the intangible asset. If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services. During the years ended December 29, 2022 and December, 30, 2021, the Company recorded a reduction to net intangible assets of $5.4 million and $1.6 million related to these Carmike and Paragon integration and encumbered theater payments, respectively. During the years ended December 29, 2022 and December, 30, 2021, AMC and Cinemark paid a total of $2.8 million and $0.5 million, respectively, related to the integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively).
Tax Receivable Agreement
NCM, Inc., NCM LLC, AMC, Cinemark, and Regal executed the tax receivable agreement, effective as of February 13, 2007, as amended on April 29, 2008 to permit NCM, Inc. to make estimated payments to each of the founding members or ESA parties.
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
As of December 29, 2022 we had a balance recorded for the payable to our related parties under the tax receivable agreement of approximately $25.7 million. The Company does expect to owe a payment for the 2022 taxable year in 2023. As of December, 30, 2021 we had a balance recorded for the payable to our related parties under the tax receivable agreement of approximately $11.9 million. In 2022, the Company did not make a payment for the 2021 taxable year as the net operating loss generated during the year ended December, 30, 2021 exceeded the gross deductions related to the tax receivable agreement for the year ended December, 30, 2021.
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
Director Designation Agreement
NCM, Inc., AMC, Cinemark and Regal executed the Director Designation Agreement effective as of February 13, 2007. AMC no longer has rights under this agreement.
So long as Regal or Cinemark, respectively, owns at least 5% of NCM LLC’s issued and outstanding common membership units, on an as-converted basis, such founding member has the right to designate two nominees to our Board of Directors who are voted upon by our stockholders. At least one of the designees of such founding member must qualify as an “independent director” at the time of designation so that a majority of the members of our Board are “independent directors” under the Nasdaq rules. We have agreed to include each director designee in our Board’s slate of nominees submitted to our stockholders for election of directors and in the proxy statement prepared by management for every meeting of our stockholders called with respect to the election of members of our Board, subject to certain exceptions.
If a vacancy occurs because of the death, disability, resignation or removal of a director designee, then our Board, or any Board committee, will not vote, fill the vacancy or take any action subject to the veto rights of the directors designated by Cinemark and Regal under our amended and restated certificate of incorporation until (i) the founding member has designated a successor director designee and our Board has appointed such successor director designee, (ii) the founding member fails to designate a successor director designee within 10 business days of such vacancy, or (iii) the founding member has waived its rights to designate a successor director designee and has consented to our Board, or any Board committee, taking a vote on the specified actions prior to our Board filling the vacancy with a successor director designee.
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
Agreements with Founding Members—Services
In 2022 and 2021, NCM LLC incurred fees of approximately $0.1 million and $0.2 million to Cinemark and Regal for payments made to the founding members in the ordinary course of business, including the purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other advertising operating costs, respectively.
Other Transactions
Sale of Fathom Events Business to AC JV, LLC
On December 26, 2013, NCM LLC sold the Fathom Events business to AC JV, LLC owned 32% by each of the founding members and 4% by us. In consideration for the sale, NCM LLC received a total of $25.0 million in promissory notes from our founding members (one-third or approximately $8.3 million from each founding member). The notes bear interest at a fixed rate of 5.0% per annum, compounded annually. Interest and principal payments are due annually in six equal installments commencing on December 26, 2014. Due to the related party nature of the transaction, we formed a committee of independent directors that hired a separate legal counsel and an investment banking firm who advised the committee and rendered an opinion as to the fairness of the transaction. NCM LLC’s investment in AC JV, LLC was $0.8 million as of December 29, 2022 and $0.7 million as of December, 30, 2021. During the years ended December 29, 2022 and December, 30, 2021, NCM LLC received cash distributions from AC JV, LLC of $0.4 million and $0.0 million, respectively. During the years ended December 29, 2022 and December, 30, 2021, NCM LLC recorded equity in earnings of $0.4 million and $0.0 million for AC JV, LLC, respectively. In connection with the sale, we entered into a transition services agreement and a services agreement.
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
Network Advertiser Transactions
NCM LLC earned revenue from an advertiser for which Donna Reisman, director of the Company’s Board of Directors, serves as President, in the amount of $0.3 million during the year ended December 29, 2022 and $0.2 million during the year ended December, 30, 2021.
Transactions with NCM LLC
Management Services Agreement
On February 13, 2007, NCM, Inc. and NCM LLC executed the management services agreement under which we provide certain management services to NCM LLC, including services typically provided by the individuals serving in the positions of chief executive officer, president, chief financial officer, and general counsel. In exchange for the services, NCM LLC reimburses us for compensation and other expenses of our officers and employees and for certain out-of-pocket costs. NCM LLC provides administrative and support services to us, such as office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services agreement also provides that our employees may participate in NCM LLC’s benefit plans, and that NCM LLC employees may participate in the National CineMedia, Inc. 2007 Equity Incentive Plan, the National CineMedia, Inc. 2016 Equity Incentive Plan and the National CineMedia, Inc. 2020 Omnibus Incentive Plan. Pursuant to this agreement, NCM LLC incurred approximately $11.0 million during 2022 and $10.2 million in 2021.
Receivables Sales Agreements
On November 3, 2022, NCM LLC and NCM, Inc. entered into a Receivable Sales Agreement pursuant to which, NCM, Inc. acquired the right to approximately $5.0 million of NCM LLC’s accounts receivable at a purchase price equal to the book value of the accounts receivable in exchange for a cash payment. On December 28, 2022, NCM LLC and NCM, Inc. entered into an additional Receivables Sales Agreement pursuant to which, NCM, Inc. acquired the right to approximately $5.0 million of NCM LLC’s accounts receivable at a purchase price equal to the book value of the accounts receivable in exchange for a cash payment.
Independence of Our Board of Directors
Our Board of Directors has determined that David E. Glazek, Lawrence A. Goodman, Kurt C. Hall, Juliana F. Hill, Donna Reisman and Mark B. Segall, all current directors of the Company, qualify as “independent” directors under the rules promulgated by the SEC under the Exchange Act, and by Nasdaq. There are no family relationships among any of our executive officers, directors or nominees for director.

Item 14.	Principal Accounting Fees and Services
Fees Paid to Independent Auditors
We paid Deloitte & Touche LLP, the Company’s independent registered public accounting firm for fiscal years 2022 and 2021, the following amounts:

	2022	2021
Audit Fees (1)	$1,208,989	$1,015,536
Audit Related Fees	—	—
Total Audit and Related Fees	1,208,989	1,015,536
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,208,989	$1,015,536

(1)In 2022 and 2021, audit fees included $182,500 and $20,000, respectively, of fees for the issuance of consents and other procedures in connection with registration statement filings and other finance transactions.
Pre-Approval Policies and Procedures
All auditing services, internal control-related services, and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent auditors must be approved by our Audit Committee in advance, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(l)(B) of the Exchange Act that are approved by our Audit Committee prior to the completion of the audit. Our Audit Committee may form and delegate authority to subcommittees consisting of one or more of its members or may delegate authority to one or more members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that all decisions to grant pre-approvals pursuant to such delegated authority will be presented to the entire Audit Committee at its next scheduled meeting. Effective with the completion of our initial public offering in February 2007, all of our independent auditors’ services were pre-approved by our Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1) and (a) (2) Financial statements and financial statement schedules
Refer to Index to Financial Statements on page 64.
(b)  Exhibits
Refer to Exhibit Index, beginning on page 125.
(c)  Financial Statement Schedules
Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
3.1		The Bylaws, as amended May 4, 2022	10-Q	001-33296	3.1	5/9/2022

3.2		Second Amended and Restated Certificate of Incorporation of National CineMedia, Inc. as amended as of May 4, 2022	10-Q	001-33296	3.2	5/9/2022

4.1		Indenture, dated as of August 19, 2016, by and between National CineMedia, LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	8/19/2016

4.2		Form of 5.750% Senior Unsecured Notes due 2026 (included in Exhibit 4.1).	8-K	001-33296	4.1	8/19/2016

4.3		Indenture, dated as of October 8, 2019, by and between NCM LLC and Wells Fargo Bank, National Association, as trustee.	8-K	001-33296	4.1	10/8/2019

4.4		Form of 5.875% Senior Secured Notes due 2028 (included in Exhibit 4.3).	8-K	001-33296	4.1	10/8/2019

4.5		First Supplemental Indenture, dated as of March 15, 2023, by and between National CineMedia, LLC and Computershare Trust Company, North America, as trustee.	8-K	001-33296	4.1	3/16/2023

4.6		Second Supplemental Indenture, dated as of March 31, 2023, by and between National CineMedia, LLC and Computershare Trust Company, as trustee.	8-K	001-33296	4.1	3/31/2023

4.7	*	Description of the Registrant’s Securities

10.1		National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	2/16/2007

10.1.1		First Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of March 16, 2009, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	10-Q	001-33296	10.1.1	8/7/2009

10.1.2		Second Amendment to Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated as of August 6, 2010, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc.	8-K	001-33296	10.1	8/10/2010

10.1.3		Third Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated September 3, 2013, by and among American Multi-Cinema, Inc., AMC ShowPlace Theatres, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC, Regal Cinemas, Inc. and National CineMedia, Inc.	8-K	001-33296	10.1.3	9/9/2013

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.1.4		Fourth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC dated January 23, 2019, by and among Cinemark Media, Inc., Cinemark USA, Inc., Regal Cinemedia Holdings, LLC, Regal Cinemas, Inc., and National CineMedia, Inc.	10-K	001-33296	10.1.4	2/21/2019

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

10.2.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1		Waiver of Section 12.06 of the Exhibitor Services Agreement dated as of March 14, 2017, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.3	3/15/2017

10.3.2		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.1	9/17/2019

10.3.3		Second Amendment to Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Cinemark USA, Inc.	10-Q	001-33296	10.4	8/8/2022

10.4		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Regal Cinemas, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.4.4	2/21/2014

10.4.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	3/15/2017

10.4.2		Second Amendment to the Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Regal Cinemas, Inc.	8-K	001-33296	10.2	9/17/2019

10.4.3		Third Amendment to the Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Regal Cinemas, Inc.	10-Q	001-33296	10.5	8/8/2022

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.5		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.6		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.6.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.7		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.8		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.9		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.10		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.11		Credit Agreement dated as of June 20, 2018 among National CineMedia LLC, certain lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	6/25/2018

10.11.1		Amendment No. 1 to the Credit Agreement, dated as of April 30, 2020, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	5/5/2020

10.11.2		Amendment No. 2 to the Credit Agreement, dated as of March 8, 2021, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33296	10.1	3/8/2021

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.11.3		Amendment No. 3 to the Credit Agreement, dated as of January 5, 2022, by and among National CineMedia, LLC, each lender party thereto, and JP Morgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	1/6/2022

10.11.4		Amendment No.4 to the Credit Agreement, dated as of January 17, 2023, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-33296	10.1	1/19/2023

10.11.5		Amendment No. 5 to the Credit Agreement, dated as of March 31, 2023, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-33296	10.2	3/31/2023

10.12		Revolving Credit Agreement, dated as of January 5, 2022, by and among National CineMedia, LLC, each lender party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent.	8-K	001-33296	10.2	1/6/2022

10.12.1		Amendment No. 1 to the Revolving Credit Agreement, dated as of January 17, 2023, by and among National CineMedia, LLC, each lender party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent.	8-K	001-33296	10.2	1/19/2023

10.13		Standard General L.P. Registration Letter to National CineMedia, Inc., dated as of June 2, 2022.	8-K	001-33296	10.1	6/2/2022

10.14		Restructuring Support Agreement, dated as of April 11, 2023, among the Company, NCM LLC and Consenting Secured Creditors.	8-K	001-33296	10.1	4/12/2023

10.15		Employment Agreement dated as of August 1, 2022, by and between National CineMedia, Inc. and Thomas F. Lesinski. +	10-Q	001-33296	10.3	8/8/2022

10.16		Amended and Restated Employment Agreement, dated June 9, 2021, by and between National CineMedia, Inc. and Scott Felenstein.	8-K	001-33296	10.3	6/10/2021

10.17		Employment Agreement dated August 25, 2021 between National CineMedia, Inc. and Ronnie Y. Ng.	8-K	001-33296	10.1	9/27/2021

10.17.1	*	Third Amendment to Employment Agreement

10.18		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.19		Form of Indemnification Agreement (August 2018)+	10-Q	001-33296	10.3	8/7/2018

10.20		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.21		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.22		National CineMedia, Inc. 2020 Omnibus Incentive Plan.+	8-K	001-33296	10.2	5/1/2020

10.23		First Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of May 4, 2022. +	8-K	001-33296	10.1	5/9/2022

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.24		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.24		Form of 2019 Stock Option Agreement. +	10-Q	001-33296	10.4	11/4/2019

10.24		Form of 2020 Stock Option Agreement. +	10-Q	001-33296	10.5	8/3/2020

10.25		Form of 2019 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.28.9	2/21/2019

10.25.1		Form of 2019 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.28.10	2/21/2019

10.25.2		Form of 2020 Restricted Stock Agreement (Time Based). +	10-K	001-33296	10.26.8	2/20/2020

10.25.3		Form of 2020 Restricted Stock Agreement (Performance Based). +	10-K	001-33296	10.26.9	2/20/2020

10.25.4		Form of 2020 Restricted Stock Unit Agreement (Time Based). +	10-Q	001-33296	10.6	8/3/2020

10.25.5		Form of 2020 Restricted Stock Unit Agreement (Performance Based). +	10-Q	001-33296	10.1	11/2/2020

10.26		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

10.26.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.	S-8	001-33296	4.4	4/29/2016

10.26.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.	10-K	001-33296	10.27.2	2/24/2017

10.26.3		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2020 Omnibus Incentive Plan - Director	10-Q	001-33296	10.7	8/3/2020

10.27		First Modification to the National CineMedia, Inc. 2016 Equity Incentive Plan 2018 Restricted Stock Agreement dated February 28, 2021.	8-K	001-33296	10.1	3/4/2021

10.27.1		First Modification to the National CineMedia, Inc. 2016 Equity Incentive Plan 2019 Restricted Stock Agreement dated March 2, 2021.	8-K	001-33296	10.2	3/4/2021

10.27.2		First Modification to the National CineMedia, Inc. 2016 Equity Incentive Plan 2020 Restricted Stock Agreement dated March 2, 2021.	8-K	001-33296	10.3	3/4/2021

10.27.3		First Modification to the National CineMedia, Inc. 2020 Equity Incentive Plan 2020 Restricted Stock Agreement dated May 4, 2022.	8-K	001-33296	10.1	5/9/2022

10.28		Form of Receivables Sales Agreement, dated November 3, 2022, between National CineMedia, LLC and National CineMedia, Inc.	10-Q	001-33296	10.2	11/7/2022

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
32.1	**	Certification of Chief Executive Officer and Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     Filed herewith.
**     Furnished herewith.
+     Management contract.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	April 13, 2023	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 13th day of April, 2023.

	Signature	Title

	/s/ Thomas F. Lesinski	Chief Executive Officer
	Thomas F. Lesinski	(Principal Executive Officer)

	/s/ Ronnie Ng	Chief Financial Officer
	Ronnie Ng	(Principal Financial and Accounting Officer)

	*	Director
David E. Glazek

	*	Director
Lawrence A. Goodman

	*	Director
Kurt C. Hall

	*	Director
Juliana F. Hill

	*	Director
Donna Reisman

Director
Mark B. Segall

	*	Director
Mark Zoradi

*By:	/s/ Maria Woods	Attorney-in-fact
Maria Woods