Form 10-Q
period 2023-03-30
National CineMedia, Inc.
filed 2023-05-09
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 4, 2023, 174,059,774 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	March 30, 2023	December 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69.0	$61.7
Restricted Cash	2.1	2.1
Short-term marketable securities	0.7	0.7
Receivables, net of allowance of $1.7 and $1.7, respectively	39.2	92.0
Other current assets and prepaid expenses	10.7	7.9
Total current assets	121.7	164.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $55.8 and $54.8, respectively	12.2	13.0
Intangible assets, net of accumulated amortization of $276.4 and $270.2, respectively	580.9	586.7
Other investments	1.0	0.9
Long-term marketable securities	0.3	0.3
Debt issuance costs, net	2.0	3.3
Other assets	22.1	23.8
Total non-current assets	618.5	628.0
TOTAL ASSETS	$740.2	$792.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net (related party payables of $13.8 and $15.2, respectively)	$15.3	$18.2
Payable to founding members under tax receivable agreement (including payables to related parties of $0.2 and $0.2, respectively)	0.3	0.3
Accrued expenses	26.8	17.8
Accrued payroll and related expenses	6.0	8.3
Accounts payable	24.0	25.0
Deferred revenue	9.2	10.2
Short-term debt, net of debt issuance costs of $7.3 and $7.9, respectively	1,120.9	1,121.1
Other current liabilities	2.3	2.2
Total current liabilities	1,204.8	1,203.1
NON-CURRENT LIABILITIES:
Payable to founding members under tax receivable agreement (including payables to related parties of $36.0 and $25.5, respectively)	49.8	35.3
Other liabilities	17.4	18.0
Total non-current liabilities	67.2	53.3
Total liabilities	1,272.0	1,256.4
COMMITMENTS AND CONTINGENCIES (NOTE 8)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 and 260,000,000 shares authorized, 174,054,114 and 128,402,636 issued and outstanding, respectively	1.7	1.3
Additional paid in capital/(deficit)	(117.6)	(146.2)
Retained earnings (distributions in excess of earnings)	(415.9)	(370.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(531.8)	(515.3)
Noncontrolling interests	—	51.3
Total equity/(deficit)	(531.8)	(464.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$740.2	$792.4

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended
	March 30, 2023	March 31, 2022
REVENUE (including revenue from related parties of $3.3, and $2.8, respectively)	$34.9	$35.9
OPERATING EXPENSES:
Advertising operating costs	5.7	4.7
Network costs	2.4	2.0
Theater access fees and revenue share to founding members (including fees to related parties of $13.9, and $12.8, respectively)	19.6	17.9
Selling and marketing costs	9.5	10.2
Administrative and other costs	20.8	9.7
Impairment of long-lived assets	—	5.8
Depreciation expense	1.3	2.0
Amortization of intangibles recorded for network theater screen leases	6.2	6.1
Total	65.5	58.4
OPERATING LOSS	(30.6)	(22.5)
NON-OPERATING EXPENSES (INCOME):
Interest on borrowings	24.0	17.2
Loss on modification of debt	0.4	—
(Gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(0.6)	6.4
Gain on sale of asset	(0.3)	—
Other non-operating income	(0.1)	(0.1)
Total	23.4	23.5
LOSS BEFORE INCOME TAXES	(54.0)	(46.0)
Income tax expense	—	—
CONSOLIDATED NET LOSS	(54.0)	(46.0)
Less: Net loss attributable to noncontrolling interests	(8.5)	(20.8)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(45.5)	$(25.2)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(45.5)	$(25.2)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.31)	$(0.31)
Diluted	$(0.31)	$(0.31)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	145,507,981	81,040,652
Diluted	145,507,981	81,040,652
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Three Months Ended
	March 30, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(54.0)	$(46.0)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities:
Depreciation expense	1.3	2.0
Amortization of intangibles recorded for network theater screen leases	6.2	6.1
Non-cash share-based compensation	1.5	1.4
Impairment of long-lived assets	—	5.8
Amortization of debt issuance costs	2.7	2.2
Loss on modification of debt	0.4	—
Gain on sale of assets	(0.3)	—
Non-cash (gain) loss on re-measurement of the payable to founding members under the tax receivable agreement	(0.6)	6.4
Other	(0.1)	(0.1)
Founding member integration and other encumbered theater payments	3.9	1.2
Other cash flows from operating activities	(0.2)	(0.2)
Changes in operating assets and liabilities:
Receivables, net	52.7	10.0
Accounts payable and accrued expenses	6.4	(4.1)
Amounts due to/from founding members, net	(3.5)	(1.6)
Deferred revenue	(1.0)	(5.2)
Other, net	(5.0)	(1.5)
Net cash provided by (used in) operating activities	10.4	(23.6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.0)	(0.7)
Proceeds from the sale of assets	0.3	—
Net cash used in investing activities	(0.7)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.4)	(4.5)
Issuance of revolving credit facility	—	50.0
Repayment of term loan facility	(0.8)	(1.6)
Payment of debt issuance costs	(1.2)	(6.8)
Repurchase of stock for restricted stock tax withholding	—	(0.2)
Net cash (used in) provided by financing activities	(2.4)	36.9
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	7.3	12.6
Cash, cash equivalents and restricted cash at beginning of period	63.8	101.2
Cash, cash equivalents and restricted cash at end of period	$71.1	$113.8
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Three Months Ended
	March 30, 2023	March 31, 2022
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$10.4
Accrued purchases of property and equipment	$0.2	$—
Exchange of subsidiary equity with NCM, Inc. equity	$10.3	$—
Dividends declared not requiring cash in the period	$—	$0.1
Supplemental disclosure of cash flow information:
Cash paid for interest	$12.2	$15.6
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 31, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	0.6	—	—	(1.7)	—	2.3
Comprehensive loss, net of tax	(46.0)	—	—	—	(25.2)	(20.8)
Share-based compensation issued, net of tax	(0.1)	776,983	—	(0.1)	—	—
Share-based compensation expensed/capitalized	1.4	—	—	0.9	—	0.5
Cash dividends declared $0.05 per share	(4.2)	—	—	—	(4.2)	—
Balance— March 31, 2022	$(421.4)	81,403,872	$0.8	$(191.5)	$(361.4)	$130.7

Balance—December 29, 2022	$(464.0)	128,402,636	$1.2	$(146.2)	$(370.4)	$51.4
Income tax and other impacts of NCM LLC ownership changes	(15.5)	—	—	27.5	—	(43.0)
Issuance of shares	10.3	43,690,797	0.4	9.9	—	—
NCM LLC common membership unit redemption	(10.3)	—	—	(10.3)	—	—
Comprehensive loss, net of tax	(54.0)	—	—	—	(45.5)	(8.5)
Share-based compensation issued, net of tax	0.1	1,960,681	0.1	—	—	—
Share-based compensation expensed/capitalized	1.6	—	—	1.5	—	0.1
Balance—March 30, 2023	$(531.8)	174,054,114	$1.7	(117.6)	$(415.9)	$—
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of being a member and serving as sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM LLC is currently owned by NCM, Inc. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.
In December 2022, American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% in NCM LLC as of March 30, 2023. On February 23, 2023 and March 23, 2023, Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”), collectively redeemed 41,969,862 and 1,720,935, respectively, of their outstanding common membership units, in exchange for shares of NCM, Inc. common stock. These redemptions reduced Cinemark’s ownership interest to 0.0% as of March 23, 2023. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the founding members and certain third-party network affiliates, under long-term network affiliate agreements.
On September 17, 2019, NCM LLC entered into amendments to the exhibitor services agreements (“ESAs”) with Cinemark and Regal (collectively, the “2019 ESA Amendments”). The 2019 ESA Amendments extended the contract life of the ESAs with Cinemark and Regal by four years resulting in a weighted average remaining term of the ESAs with the founding members (weighted based upon pre-COVID-19 attendance levels) of approximately 16.5 years as of March 30, 2023. The network affiliate agreements expire at various dates between May 29, 2023 and December 31, 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 13.7 years as of March 30, 2023.
As of March 30, 2023, NCM LLC had 174,054,114 common membership units outstanding, all of which 174,054,114 common membership units (100.0%) were owned by NCM, Inc, and its wholly owned subsidiary. Any future membership units held by the founding members are exchangeable into NCM, Inc. common stock on a one-for-one basis, at the discretion of the holder.
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
On April 11, 2023, NCM, Inc. entered into a restructuring support agreement (the “Restructuring Support Agreement”). with NCM LLC and certain of NCM LLC’s (a) prepetition lenders under (i) that certain Credit Agreement, dated as of June 20, 2018 among NCM LLC as Borrower, JPMorgan Chase Bank, N.A. (“JPM”) in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”); (ii) the Revolving Credit Agreement dated as of January 5, 2022 among NCM LLC as Borrower, Wilmington Savings Fund Society, FSB in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2022”); and (b) prepetition noteholders under (i) the Secured Notes Indenture dated as of October 8, 2019 and Computershare Trust Company, National Association (“Computershare”) in its capacity as indenture trustee (as amended, supplemented or otherwise modified from time to time, the “Secured Notes Indenture” and together with the Credit Agreement and Revolving Credit Agreement 2022, the “Prepetition Secured Debt Documents”) and (ii) the Unsecured Notes Indenture dated as of August 19, 2016 with Computershare in its capacity as indenture trustee (as amended, supplemented or otherwise modified from time to time, the “Unsecured Notes Indenture”). The parties to the Restructuring Support Agreement hold, in the aggregate, more than two-thirds of all claims arising under the Prepetition Secured Debt Documents.
The Restructuring Support Agreement provides for, among other things (i) the “Up-C” structure pursuant to which shares of NCM, Inc. are sold to the public and the limited liability company common membership units of NCM (“common membership units”) may be redeemed for NCM, Inc.’s public shares shall remain in place to enable NCM LLC and NCM, Inc. to continue to comply with the ESAs and other joint venture agreements, meaning (a) that certain Third Amended and Restated

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Limited Liability Operating Agreement; (b) that certain Common Unit Adjustment Agreement; (c) that certain Tax Receivable Agreement; (d) that certain Management Services Agreement; (e) that certain Software License Agreement; and (f) those certain ESAs (“Joint Venture Agreements”); (ii) the Joint Venture Agreements shall be assumed as of the plan effective date through a plan of reorganization; (iii) NCM, Inc. shall affirm its obligations under the Joint Venture Agreements and to take the necessary corporate action to maintain the “Up-C” structure; (iv) outstanding claims under the Prepetition Secured Debt Documents, existing equity interests in NCM LLC, and notes, instruments, certificates and other documents evidencing claims or interests, including credit agreements and indentures, shall be cancelled, and (A) holders of Prepetition Secured Debt Documents and NCM, Inc. will receive 100.0% of the common membership units of the reorganized NCM LLC (the “new common membership units”) a portion of which will be reallocated to NCM, Inc. pursuant to the NCMI 9019 Settlement (as defined within the Restructuring Support Agreement), subject to dilution, and (B) if no unsecured creditors committee is appointed in the Chapter 11 Case, then the holders of Unsecured Funded Debt Claims (as defined in the Restructuring Support Agreement) shall receive warrants, exercisable at a total equity value of $1.04 billion, for five percent of the new common membership units, subject to dilution; (v) NCM, Inc. shall make a capital contribution of approximately $15.0 million of cash on hand in exchange for new common membership units (the “NCMI 9019 Capital Contribution”); (vi) holders of Prepetition Secured Debt Documents will be issued preferred stock of NCM, Inc. entitling the holders to voting rights equal to the economic interests held by such holders in NCM LLC; and (vii) NCM LLC shall emerge without any debt, but if additional exit financing is needed, NCM LLC will first seek to obtain a revolving credit facility from a third party lending institution, but if, despite best efforts, NCM LLC is unable to obtain a revolving credit facility acceptable to NCM LLC’s secured lenders, then certain of NCM LLC’s secured lenders shall provide such financing in the form of a first lien term loan facility on such arm’s-length terms and conditions as to be agreed upon. Following the transactions contemplated by the Restructuring Support Agreement, NCM, Inc. is projected to have an aggregate ownership interest of approximately 13.8% of NCM LLC on account of the NCMI 9019 Settlement, NCM, Inc.’s ownership of Secured Notes and the NCMI 9019 Capital Contribution.
NCM, Inc. will continue to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Prior to filing the Chapter 11 Case, because of potential conflicts that may arise between NCM LLC and NCM, Inc., NCM LLC appointed Carol Flaton of Hamlin Partners LLC as an independent manager at NCM LLC to address these limited conflict matters in March 2023 (the “Independent Manager”). This appointment of the Independent Manager does not otherwise change NCM, Inc’s position as manager of NCM LLC.
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
In addition, as part of its “first day” relief, NCM LLC received authority to use its encumbered cash collateral with the consent of certain of its prepetition secured lenders to administer the Chapter 11 Case and continue its business operations (the “Cash Collateral Order”). Consistent with the Cash Collateral Order, NCM LLC’s normal operating cash flows are providing liquidity for NCM LLC to operate as usual and fulfill ongoing commitments to stakeholders. The Restructuring Support Agreement contemplates NCM LLC to emerge from bankruptcy in or around September 2023. However, emergence from the Chapter 11 Case is dependent on the satisfaction of certain conditions precedent (some of which are beyond NCM LLC and NCM, Inc.’s control) and there can be no assurance that these conditions will be satisfied. If one or more conditions is not satisfied, emergence from the Chapter 11 Case could be delayed or compromised altogether.
On April 26, 2023, the Office of the United States Trustee for Region 7 appointed an official committee of unsecured creditors pursuant to section 1102 of the Bankruptcy Code (the “Committee”).
On April 26, 2023, NCM LLC filed a Plan of Reorganization of National CineMedia Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”) and a related proposed disclosure statement (the “Disclosure Statement”). NCM LLC also filed a motion with the Bankruptcy Court requesting approval of the Disclosure Statement and various Plan solicitation materials, including the solicitation and voting procedures (the “Solicitation and Voting Procedures”), and establishment of certain deadlines in connection with the approval of the Disclosure Statement.
The Plan and the Disclosure Statement describe, among other things, the proposed Plan; the restructuring contemplated by the Restructuring Support Agreement; the events leading to the Chapter 11 Case; certain events that have occurred or are anticipated to occur during the Chapter 11 Case, including the anticipated solicitation of votes to approve the proposed Plan from certain of NCM LLC’s creditors; and certain other aspects of the restructuring.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Plan is intended to generally implement the restructuring contemplated by the Restructuring Support Agreement and provides for, among other things, the treatment for classes of claims and interests as follows:
•Secured Debt Claims. Each holder of a Secured Debt Claim (the secured portion of the aggregate principal amount outstanding under the Prepetition Secured Debt Documents) shall receive its pro rata share of 100% of new common membership units (the equity in reorganized NCM LLC) subject to (a) reallocation of new common membership units to NCMI pursuant to the NCMI 9019 Settlement and (b) dilution on account of new common membership units issued on account of, among other things, a post-emergence management incentive plan.
•General Unsecured Claims. Each holder of a general unsecured claim (“General Unsecured Claims”), which includes, among other things, claims under the Unsecured Notes Indenture and the unsecured portion of the aggregate principal amount outstanding under the Prepetition Secured Debt Documents, shall receive its pro rata share of $250,000. The treatment of General Unsecured Claims was changed in the Plan upon the appointment of the Committee.
•General Unsecured Convenience Claims. Each holder of a General Unsecured Claim in the amount of $2,500 or less shall receive payment in full in cash on NCM LLC’s emergence from chapter 11 or the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim.
•Existing NCM LLC Interests. Interest in NCM LLC will receive no recovery and shall be cancelled.
For more information about the Chapter 11 Case refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10—Subsequent Events of the unaudited Condensed Consolidated Financial Statements.
Going Concern—The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
NCM LLC filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas on April 11, 2023. NCM, Inc. expects to continue to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As a result of the bankruptcy petition, the realization of NCM LLC’s assets and the satisfaction of liabilities are subject to significant uncertainty. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern. Given the Chapter 11 Case, NCM LLC’s outstanding debt became immediately due and payable and was reclassified as current within the Company’s Consolidated Balance Sheet as of December 29, 2022 and remains current as of March 30, 2023. Further, a Chapter 11 plan of reorganization for NCM LLC is likely to materially change the amounts and classifications of assets and other liabilities reported in the Company’s unaudited Condensed Consolidated Balance Sheet as of March 30, 2023. As the progress of these plans and transactions is subject to approval of the Bankruptcy Court and therefore not within our control, NCM LLC’s successful reorganization and emergence from bankruptcy cannot be considered probable. As a result, the proceedings do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.
The unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the going concern uncertainty.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 29, 2022 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2022.
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. Historically, the Company’s business has been seasonal and for this and other reasons operating

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
Significant Accounting Policies
The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 29, 2022 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.
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
The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of March 30, 2023. The Company had one agency through which it sourced advertising revenue that accounted for 13.0% of the Company's gross outstanding receivable balance as of December 29, 2022.  During the three months ended March 30, 2023 and March 31, 2022, the Company had one customer that accounted for 13.7% and 11.4% of the Company's revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to Accounting Standards Certification 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million and $5.8 million, related to the write-off of certain internally developed software during the three months ended March 30, 2023 and March 31, 2022, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On February 28, 2021, March 2, 2021 and January 19, 2022, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $0.1 million, and $0.2 million for the three months ended March 30, 2023 and March 31, 2022, respectively. During the three months ended March 30, 2023 and March 31, 2022, 2,044,313, and 855,753, shares of restricted stock and restricted stock units vested, respectively.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810, Consolidation. The following table presents the changes in NCM, Inc.’s equity resulting from net loss attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended
	March 30, 2023	March 31, 2022
Net loss attributable to NCM, Inc.	$(45.5)	$(25.2)
NCM LLC equity issued for purchase of intangible asset	—	4.9
Income tax and other impacts of subsidiary ownership changes	27.5	(1.7)
NCM LLC common membership unit redemption	(10.3)	—
Issuance of shares to founding members	9.9	—
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$(18.4)	$(22.0)
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three months ended March 30, 2023.
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
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM's digital gaming products including Noovie Trivia, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company does not have any contracts with terms in excess of one year that are noncancellable as of March 30, 2023. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, the Company’s contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the three months ended March 30, 2023 and March 31, 2022 (in millions):

	Three Months Ended
	March 30, 2023	March 31, 2022
National advertising revenue	$22.5	$26.3
Local and regional advertising revenue	8.0	6.1
Founding member advertising revenue from beverage concessionaire agreements	4.4	3.5
Total revenue	$34.9	$35.9
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the three months ended March 30, 2023 that was included within the Deferred Revenue balance as of December 29, 2022 was $5.0 million. As of March 30, 2023 and March 31, 2022, the Company had $3.5 million and $3.9 million, respectively, in unbilled accounts receivable.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the three months ended March 30, 2023 and March 31, 2022, respectively, were as follows (in millions):

	Three Months Ended
	March 30, 2023		March 31, 2022
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$1.4	$0.3	$1.4
Provision for bad debt	—	—	—	0.1
Write-offs, net	—	—	(0.2)	(0.2)
Balance at end of period	$0.3	$1.4	$0.1	$1.3
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 30, 2023	March 31, 2022
Net loss attributable to NCM, Inc. (in millions)	$(45.5)	$(25.2)
Weighted average shares outstanding:
Basic	145,507,981	81,040,652
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	145,507,981	81,040,652
Loss per NCM, Inc. share:
Basic	$(0.31)	$(0.31)
Diluted	$(0.31)	$(0.31)
The effect of 27,416,163, and 86,233,848 weighted average exchangeable NCM LLC common units held by the founding members for the three months ended March 30, 2023 and March 31, 2022, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 4,946,950 and 3,463,302 stock options and non-vested (restricted) shares for the three months ended March 30, 2023 and March 31, 2022, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
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
During the third quarter of 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions of reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. The Company determined that this announced restructuring and subsequent developments constituted a triggering event for the Company’s intangible asset group, including the amount related to Regal, under ASC No. 360, Impairment and Disposal of Long-Lived Assets during the third and fourth quarter of 2022. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further permanent closure of the theaters within the Company's network, renegotiation of the ESA terms and other potential adverse impacts to the Company’s intangible asset group resulting from the Cineworld Proceeding. The estimated future cash flows calculated within the probability-weighted analysis were in excess of the net book value of the Company’s intangible assets and no impairment charge was recorded in the year ended December 29, 2022. The Company concluded that a triggering event did not occur during the three months ended March 30, 2023 for the Company’s intangible asset group given the relative insignificance of the impact on the probability-weighted future undiscounted cash flow analysis of the changes within the circumstances during the three months end March 30, 2023. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. While the Company believes that the rights will survive any attempted rejection in the bankruptcy court by Regal, given the uncertainty inherent in any projection,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
heightened by the possibility of unforeseen additional effects of the Cineworld Proceeding, actual results may differ from the estimates and assumptions used, or conditions may change, which could result in impairment charges in the future.
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
NCM LLC did not issue common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network for the 2022 fiscal year during the first quarter of 2023.
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three months ended March 30, 2023 and March 31, 2022, the Company recorded a reduction to net intangible assets of $0.3 million and $0.2 million, respectively, related to other encumbered theater payments. During the three months ended March 30, 2023 and March 31, 2022, AMC and Cinemark paid a total of $3.9 million and $1.2 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
5.  RELATED PARTY TRANSACTIONS
Founding Member and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members which are outlined below. AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC operating agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC operating agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero) and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of March 30, 2023, AMC’s ownership was 0.0%.
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
    The following tables provide summaries of the transactions between the Company and the related party founding members (in millions):

	Three Months Ended
Included in the unaudited Condensed Consolidated Statements of Operations:	March 30, 2023	March 31, 2022
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$3.3	$2.8
Operating expenses:
Theater access fee and revenue share to founding members (2)	$13.9	$12.8
________________________________________
(1)For the three months ended March 30, 2023 and March 31, 2022, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA.
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

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	March 30, 2023	December 29, 2022
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$308.0	$312.2
Current payable to founding members under tax receivable agreement (2)	$0.2	$0.2
Long-term payable to founding members under tax receivable agreement (2)	$36.0	$25.5
________________________________________
(1)Refer to Note 4—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to Cinemark and Regal.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(2)The Company paid Cinemark and Regal $0.0 million and $0.0 million during the first quarter of 2023, respectively, in payments pursuant to the TRA which were for the 2022 tax year.

Pursuant to the terms of the NCM LLC operating agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Due to the continued recovery of theater attendance following the COVID-19 Pandemic, the mandatory distributions of available cash by NCM LLC to NCM, Inc. for the three months ended March 30, 2023 was calculated as negative $31.6 million. Therefore, there will be no payment made for the first quarter of 2023. Under the terms of the NCM LLC operating agreement, these negative amounts will be netted against future positive available cash distributions for the second quarter each fiscal year after the extended covenant waiver holiday, contingent upon the Company's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 6—Borrowings and in accordance with the NCM LLC operating agreement. All distributions will be deferred during the Chapter 11 Case.
Amounts due to related party founding members, net, as of March 30, 2023 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$9.7	$4.1	$13.8
Total amounts due to founding members, net	$9.7	$4.1	$13.8
Amounts due to related party founding members, net as of December 29, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$11.1	$4.1	$15.2
Total amounts due to founding members, net	$11.1	$4.1	$15.2
AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $0.9 million and $0.8 million as of March 30, 2023 and December 29, 2022, respectively. During the three months ended March 30, 2023 and March 31, 2022, NCM LLC received cash distributions from AC JV, LLC of $0.0 million and $0.1 million, respectively. Equity in earnings from AC JV, LLC of $0.1 million and $0.1 million, for the three months ended March 30, 2023 and March 31, 2022, respectively, are included in “Other non-operating income” in the unaudited Condensed Consolidated Statements of Operations.
6.  BORROWINGS
The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Case, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code. Given the Chapter 11 Case, NCM LLC’s outstanding debt became immediately due and payable and was reclassified as current within the Company’s unaudited Condensed Consolidated Balance Sheet as of March 30, 2023.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding Balance as of
Borrowings	March 30, 2023	December 29, 2022	Maturity Date	Interest Rate
Revolving credit facility 2018	$167.0	$167.0	June 20, 2023	(1)
Revolving credit facility 2022	50.0	50.0	June 20, 2023	(1)
Term loans - first tranche	257.9	258.5	June 20, 2025	(1)
Term loans - second tranche	49.1	49.3	December 20, 2024	(1)
Senior secured notes due 2028	374.2	374.2	April 15, 2028	5.875%
Senior unsecured notes due 2026	230.0	230.0	August 15, 2026	5.750%
Total borrowings	1,128.2	1,129.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	(7.3)	(7.9)
Total borrowings, net	1,120.9	1,121.1
Less: current portion of debt	(1,120.9)	(1,121.1)
Carrying value of long-term debt	$—	$—
___________________________________________________
(1)The interest rates on the revolving credit facilities and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consists of a term loan facility and a revolving credit facility. As of March 30, 2023, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $257.9 million term loan (first tranche) and a $49.1 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provides for certain modifications to the negative covenants, additional waivers and term changes outlined below and grants security interests in certain assets of NCM LLC and other potential loan parties that are not currently pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes. Given the uncertainty of the resolution of the Chapter 11 Case, conditions may change, which could result in impairment of any discounts or debt issuance costs in the future.
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 28, 2023 and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
On January 17, 2023, NCM LLC entered into (i) Credit Agreement Fourth Amendment to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended and (ii) Revolving Credit Agreement Amendment. The Credit Agreement Fourth Amendment and Revolving Credit Agreement Amendment provide for the addback of specified professional fees paid by NCM LLC during the period of January 6, 2023 through the date NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, when calculating the sum of unrestricted cash on hand at NCM LLC and revolving credit facility availability under the Credit Agreement and Revolving Credit Agreement required to be maintained under each respective agreement.
The senior secured credit facility contains a number of covenants and financial ratio requirements, including (i) a consolidated net total leverage ratio covenant of 6.25 times for each quarterly period and (ii) with respect to the revolving credit facility, maintaining a consolidated net senior secured leverage ratio of equal to or less than 4.50 times on a quarterly basis for

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
each quarterly period in which a balance is outstanding on the revolving credit facility, each of which has been modified by the Credit Agreement Third Amendment. Pursuant to the terms of the Credit Agreement Third Amendment, NCM LLC is restricted from making available cash distributions until after NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, and, thereafter, NCM LLC may only make available cash distributions if: (i) no default or event of default under the Credit Agreement has occurred and is continuing; (ii) the consolidated net senior secured leverage ratio is equal to or less than 4.00 to 1.00; and (iii) the aggregate principal amount of all outstanding revolving loans under the Credit Agreement is $39.0 million or less. Subsequent to March 30, 2023, the commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 4.00% or the base rate plus 3.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The interest rate on the term loans as of March 30, 2023 was 8.88%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of March 30, 2023, NCM LLC has paid principal of $12.1 million, reducing the outstanding balance to $257.9 million.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The interest rate on the term loans as of March 30, 2023 was 12.88%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments. As of March 30, 2023, NCM LLC has paid principal of $0.9 million, reducing the outstanding balance to $49.1 million.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of March 30, 2023, NCM LLC’s total availability under the $175.0 million revolving credit facility was $7.2 million, net of $167.0 million outstanding and $0.8 million letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 3.00% to 3.50% or the base rate plus an applicable margin ranging from 2.00% to 2.50%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs for NCM LLC plus integration payments received). The revolving credit facility will mature on June 20, 2023. The weighted-average interest rate on the outstanding balance on the revolving credit facility as of March 30, 2023 was 8.40%.
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. As of March 30, 2023, NCM LLC’s total availability under the $50.0 million revolving credit facility was $0.0 million. The weighted-average interest rate on the revolving credit facility as of March 30, 2023 was 12.86%. Subsequent to March 30, 2023, the commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes.
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
On February 15, 2023, NCM LLC elected to enter into a 30-day grace period for the interest payment in the amount of $6.6 million under the Senior Notes due 2026 under the indenture governing the Senior Notes due 2026. This amount is included in “Accrued Expenses” in the unaudited Condensed Consolidated Balance Sheet as of March 30, 2023.
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
The indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make investments; (4) incur liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC has the ability to distribute all of its quarterly available cash as a restricted payment or as an investment, if it meets a minimum net senior secured leverage ratio. Subsequent to March 30, 2023, the commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. In the quarter ended June 30, 2022, NCM Inc. purchased $25.8 million of the Notes due 2028 on the open market, reducing the principal amount owed by NCM LLC to third parties to $374.2 million as of March 30, 2023.
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
The Indenture contains covenants that, among other things, restrict NCM LLC’s ability and the ability of its restricted subsidiaries, if any, to: (1) incur additional debt; (2) make distributions or make certain other restricted payments; (3) make certain investments; (4) incur certain liens; (5) sell assets or merge with or into other companies; and (6) enter into transactions with affiliates. All of these restrictive covenants are subject to a number of important exceptions and qualifications. In particular, NCM LLC may distribute all of its quarterly available cash as a restricted payment or as an investment, provided that NCM LLC satisfies a minimum net senior secured leverage ratio. Subsequent to March 30, 2023, the commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes.
7.  INCOME TAXES

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three months ended March 30, 2023 and for the three months ended March 31, 2022 resulting in an effective tax rate of 0.0% for both periods. The Company recorded a full valuation allowance on its net deferred tax assets as of December 29, 2022 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of March 30, 2023, resulting in deferred tax expense of $0.0 million for the three months ended March 30, 2023 and the Company’s effective tax rate of 0.0%.
8.  COMMITMENTS AND CONTINGENCIES
Legal Actions—As discussed more fully in Note 10—Subsequent Events, on April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
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
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $16.4 million and short-term and long-term lease liabilities of $2.3 million and $17.4 million, respectively, on the balance sheet as of March 30, 2023 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets. The Company has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of March 30, 2023, the Company had a weighted average remaining lease term of 6.5 years on these leases. Given the uncertainty of the resolution of the Chapter 11 Case, conditions may change, which could result in impairment of the Company’s ROU assets in future periods.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the three months ended March 30, 2023 and March 31, 2022, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended
	March 30, 2023	March 31, 2022
Operating lease cost	$0.9	$0.8
Variable lease cost	0.1	0.2
Total lease cost	$1.0	$1.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The Company made total lease payments of $1.0 million and $0.9 million, during the three months ended March 30, 2023 and March 31, 2022, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
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
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years with the next occurrence in 2027. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of March 30, 2023 and December 29, 2022, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 per patron beginning on November 1, 2022 and increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® show in the trailer position directly prior to the one or two trailers preceding the feature film. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe the founding members any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of March 30, 2023, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $134.3 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to fourteen years, prior to any renewal periods of which some are at the option of the Company. As of March 30, 2023 and December 29, 2022, the company had $0.3 million and $0.4 million in liabilities recorded within “Accounts payable” in the unaudited Condensed Consolidated Balance Sheet for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate.
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
Other investments consisted of the following (in millions):

	As of
	March 30, 2023	December 29, 2022
Investment in AC JV, LLC (1)	$0.9	$0.8
Other investments (2)	0.1	0.1
Total	$1.0	$0.9
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
During the three months ended March 30, 2023 and March 31, 2022, the Company recorded impairment charges of $0.0 million and $0.1 million, respectively, on certain of its investments due to new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of March 30, 2023. As of March 30, 2023, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of March 30, 2023		As of December 29, 2022
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Revolving credit facility 2018	$167.0	$49.3	$167.0	$44.6
Revolving credit facility 2022	$50.0	$15.8	$50.0	$13.4
Term loans - first tranche	$257.9	$78.0	$258.5	$65.8
Term loans - second tranche	$49.1	$15.3	$49.3	$13.1
Notes due 2026	$230.0	$3.5	$230.0	$6.9
Notes due 2028	$374.2	$114.1	$374.2	$91.7
____________________________________________
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
Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of March 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$0.8	$0.8	$—	$—
Short-term marketable securities (2)	0.7	—	0.7	—
Long-term marketable securities (2)	0.3	—	0.3	—
Total assets	$1.8	$0.8	$1.0	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$0.8	$0.8	$—	$—
Short-term marketable securities (2)	0.7	—	0.7	—
Long-term marketable securities (2)	0.3	—	0.3	—
Total assets	$1.8	$0.8	$1.0	$—
___________________________________________
(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts.
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Original cost of short term marketable securities is based on the specific identification method. As of March 30, 2023 and December 29, 2022, there were $0.8 million and $0.2 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company has not recorded an allowance for credit losses for the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
marketable securities balance as of March 30, 2023 or December 29, 2022 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company's securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of March 30, 2023 and December 29, 2022 were as follows:

	As of March 30, 2023
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.7	$0.7	0.7
Total short-term marketable securities	0.7	0.7

Long-term certificates of deposit	0.3	0.3	1.1
Total long-term marketable securities	0.3	0.3
Total marketable securities	$1.0	$1.0

	As of December 29, 2022
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.7	$0.7	1.0
Total short-term marketable securities	0.7	0.7

Long-term certificates of deposit	0.3	0.3	1.3
Total long-term marketable securities	0.3	0.3
Total marketable securities	$1.0	$1.0
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
10.  SUBSEQUENT EVENT
Credit Agreement Amendment—On March 31, 2023, NCM LLC as the Borrower, entered into the fifth amendment of the Credit Agreement (the “Credit Agreement Fifth Amendment”), dated as of June 20, 2018, among the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended (the “Credit Agreement”). The Credit Agreement Fifth Amendment extends the grace period available for certain payments under the Credit Agreement for nine business days.
Indenture Amendment—On March 31, 2023, NCM LLC entered into a Second Supplemental Indenture to the Indenture, relating to NCM LLC’s 5.75% Senior Notes due 2026 with Computershare Trust Company, N.A., as Trustee. The Second Supplemental Indenture was approved by holders of the Senior Notes due 2026 holding at least a majority of the aggregate principal amount of the Senior Notes due 2026. The Second Supplemental Indenture amends Section 6.01(a) of the Indenture by extending the grace period for payment of interest due on the Senior Notes due 2026 from 47 days to 57 days.
Bankruptcy Petition—On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
Operation and Implications of the Bankruptcy Filing
NCM, Inc. will continue to manage NCM LLC, the debtor in possession, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The debtor in possession intends to continue to operate businesses in the ordinary course during the pendency of the Chapter 11 Case.

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
Plan and Disclosure Statement—On April 26, 2023, NCM LLC filed the Plan and the Disclosure Statement. NCM LLC also filed a motion with the Bankruptcy Court requesting approval of the Disclosure Statement and various Plan solicitation materials, including the Solicitation and Voting Procedures, and establishment of certain deadlines in connection with the approval of the Disclosure Statement.
The Plan and the Disclosure Statement describe, among other things, the proposed Plan; the restructuring contemplated by the Restructuring Support Agreement; the events leading to the Chapter 11 Case; certain events that have occurred or are anticipated to occur during the Chapter 11 Case, including the anticipated solicitation of votes to approve the proposed Plan from certain of NCM LLC’s creditors; and certain other aspects of the restructuring.
The Plan is intended to generally implement the restructuring contemplated by the Restructuring Support Agreement and provides for, among other things, the treatment for classes of claims and interests as follows:
•Secured Debt Claims. Each holder of a Secured Debt Claim (the secured portion of the aggregate principal amount outstanding under the Prepetition Secured Debt Documents) shall receive its pro rata share of 100% of new common membership units (the equity in reorganized NCM LLC) subject to (a) reallocation of new common membership units to NCMI pursuant to the NCMI 9019 Settlement and (b) dilution on account of new common membership units issued on account of, among other things, a post-emergence management incentive plan.
•General Unsecured Claims. General Unsecured Claims, which includes, among other things, claims under the Unsecured Notes Indenture and the unsecured portion of the aggregate principal amount outstanding under the Prepetition Secured Debt Documents, shall receive its pro rata share of $250,000. The treatment of General Unsecured Claims was changed in the Plan upon the appointment of the Committee.
•General Unsecured Convenience Claims. Each holder of a General Unsecured Claim in the amount of $2,500 or less shall receive payment in full in cash on NCM LLC’s emergence from chapter 11 or the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim.
•Existing NCM LLC Interests. Interest in NCM LLC will receive no recovery and shall be cancelled.
Confirmation of a plan of reorganization could materially alter the classifications and amounts reported in our unaudited condensed consolidated financial statements. The financial statements as of and for the three months ended March 30, 2023, do not give effect to any adjustments to the carrying values of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization or other arrangement or the effect of any operational changes that may be implemented.
Deconsolidation of NCM LLC
NCM, Inc. will continue to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Code and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of this filing and in accordance with applicable GAAP, the Company concluded that NCM, Inc. will no longer control NCM LLC for accounting purposes as of the petition date, and therefore, NCM LLC will be deconsolidated from the Company’s consolidated financial statements prospectively. The Company expects to record a material gain on deconsolidation.
Delisting of our Common Stock from NASDAQ—On April 19, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that as a result of NCM LLC filing a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas on April 11, 2023, and in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff determined that the Company is a “public shell” and that continued listing of the Company’s common stock is no longer warranted. The letter advises that Nasdaq will suspend trading of the common stock on April 28, 2023 and that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission to effect the delisting of the common stock unless the Company requests an appeal of this determination. The Company filed such an appeal with the Nasdaq Hearings Panel (the “Panel”) on April 21, 2023 and the hearing has been scheduled for May 25, 2023. The suspension and delisting of the Company’s securities has been stayed pending the Panel’s decision.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, statements related to the impact of the Chapter 11 Case and the Cineworld Proceeding on our business and results of operations may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2022. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2022. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Bankruptcy Filing and Going Concern
As a result of the commencement of the Chapter 11 Case on April 11, 2023, we are operating as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Case, we intend to de-lever NCM LLC’s balance sheet and reduce overall indebtedness. Additionally, as a debtor in possession, certain of NCM LLC’s activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee NCM LLC will successfully agree upon a viable plan of reorganization with the various stakeholders, or that any such agreement will be reached in the time frame that is acceptable to the Bankruptcy Court.
We have concluded that NCM LLC’s financial condition and projected operating results, the defaults under NCM LLC’s debt agreements subsequent to March 30, 2023 and the risks and uncertainties surrounding NCM LLC’s Chapter 11 Case raise substantial doubt as to our ability to continue as a going concern. See Note 10—Subsequent Events for further discussion.
Delisting of our Common Stock from NASDAQ
On April 19, 2023, the Company received a letter from Nasdaq indicating that as a result of NCM LLC filing a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas on April 11, 2023, and in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff determined that the Company is a “public shell” and that continued listing of the Company’s common stock is no longer warranted. The letter advises that Nasdaq will suspend trading of the common stock on April 28, 2023 and that Nasdaq will file a Form 25-NSE with the Securities and Exchange Commission to effect the delisting of the common stock unless the Company requests an appeal of this determination. The Company filed such an appeal with the Nasdaq Hearings Panel (the “Panel”) on April 21, 2023 and the hearing has been scheduled for May 25, 2023. The suspension and delisting of the Company’s securities has been stayed pending the Panel’s decision.
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
We present two different formats of our Noovie® show depending on the theater circuit in which it runs. In Regal and Cinemark and a portion of our network affiliates’ theaters, the Noovie show now includes Post-Showtime advertising inventory after the advertised showtime consisting of (1) the lights down segment that runs for five minutes after the advertised showtime with trailer lighting and (2) the 30- or 60-second Platinum Spot. As of March 30, 2023, theaters presenting the new Noovie show format with Post-Showtime Inventory made up approximately 60.4% of our network. All other NCM network theater circuits, which make up the remaining 39.6% of our network, present the Classic Noovie show, which ends approximately at the advertised movie showtime when the movie trailers begin. The movie trailers that run before the feature film are not part of our Noovie show.

We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell digital online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Shuffle and Name That Movie on third-party’s internet sites, as well as a variety of complementary out of home venues, including restaurants, convenience stores and college campuses, in order to reach entertainment audiences beyond the theater. As of March 30, 2023, approximately 7.3 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in unique data records of approximately 409.6 million as of March 30, 2023. We have long-term ESAs (approximately 16.5 weighted average years) with the founding members and multi-year agreements with network affiliates, which expire at various dates between May 29, 2023 and December 31, 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 13.7 years as of March 30, 2023. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie show and LEN programming are distributed predominantly via satellite through our proprietary DCN.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, national, local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and any future dividends declared by our Board of Directors.
Recent Developments
Cineworld Proceeding—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA with NCM LLC, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal currently plans on negotiating with the Company. NCM LLC has also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. Although there can be no assurances that NCM LLC’s proceeding for declaratory relief will be successful, the Company believes these exclusivity rights will survive any attempted rejection of the ESA by Regal in the bankruptcy proceeding. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties work towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. As of the filing date, the Company continues to negotiate with Regal regarding the ESA and NCM LLC's provision of advertising services. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.
Selected Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2023	Q1 2022	Q1 2022 to Q1 2023
Revenue	$34.9	$35.9	(2.8)%
Operating expenses:
Advertising operating costs	5.7	4.7	21.3%
Network costs	2.4	2.0	20.0%
Theater access fees and revenue share to founding members	19.6	17.9	9.5%
Selling and marketing costs	9.5	10.2	(6.9)%
Administrative and other costs	20.8	9.7	114.4%
Impairment of long-lived assets	—	5.8	(100.0)%
Depreciation expense	1.3	2.0	(35.0)%
Amortization of intangibles recorded for network theater screen leases	6.2	6.1	1.6%
Total operating expenses	65.5	58.4	12.2%
Operating loss	(30.6)	(22.5)	36.0%
Non-operating expenses	23.4	23.5	(0.4)%
Income tax expense	—	—	—%
Net loss attributable to noncontrolling interests	(8.5)	(20.8)	(59.1)%
Net loss attributable to NCM, Inc.	$(45.5)	$(25.2)	80.6%

Net loss per NCM, Inc. basic share	$(0.31)	$(0.31)	—%
Net loss per NCM, Inc. diluted share	$(0.31)	$(0.31)	—%

Adjusted OIBDA	$(10.9)	$(6.8)	60.3%
Adjusted OIBDA margin	(31.2)%	(18.9)%	(12.3)%
Total theater attendance (in millions) (1)	90.0	76.0	18.4%
_________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented. Refer to Note 4 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, impairment of long-lived assets and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, impairments of long-lived assets and advisor fees related to involvement in the Cineworld Proceeding or Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2023	Q1 2022
Operating loss	$(30.6)	$(22.5)
Depreciation expense	1.3	2.0
Amortization of intangibles recorded for network theater screen leases (1)	6.2	6.1
Share-based compensation costs (2)	1.6	1.4
Impairment of long-lived assets (3)	—	5.8
Sales force reorganization costs (4)	—	0.4
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (5)	10.6	—
Adjusted OIBDA	$(10.9)	$(6.8)
Total revenue	$34.9	$35.9
Adjusted OIBDA margin	(31.2)%	(18.9)%
____________________________________________
(1)Following the adoption of ASC 842, as discussed within Note 8 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified to this account as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.
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
(5)Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case during the first quarter of 2023, as well as retention related expenses and retainers to the members of the special and restructuring committees of the Company’s Board of Directors.
Our Network—The change in the number of screens in our network by the founding members and network affiliates during the three months ended March 30, 2023 was as follows.

	Number of screens
	Founding Members	Network Affiliates	Total
Balance as of December 29, 2022	16,062	4,033	20,095
Lost affiliates (1)	—	(154)	(154)
Closures, net of openings (2)	(277)	(22)	(299)
Balance as of March 30, 2023	15,785	3,857	19,642
______________________________________
(1)Represents the loss of three of our affiliates resulting in a reduction of 154 affiliate screens to our network as of March 30, 2023.
(2)Represents the closure of 299 screens, net of new screens added, across our founding members and network affiliates.
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
Basis of Presentation
The results of operations data for the three months ended March 30, 2023 (first quarter of 2023) and March 31, 2022 (first quarter of 2022) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations
First Quarter of 2023 and First Quarter of 2022
Revenue. Total revenue decreased 2.8%, from $35.9 million for the first quarter of 2022 to $34.9 million for the first quarter of 2023. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2023	Q1 2022	Q1 2022 to Q1 2023	Q1 2022 to Q1 2023
National advertising revenue	$22.5	$26.3	$(3.8)	(14.4)%
Local and regional advertising revenue	8.0	6.1	1.9	31.1%
Founding member advertising revenue from beverage concessionaire agreements	4.4	3.5	0.9	25.7%
Total revenue	$34.9	$35.9	$(1.0)	(2.8)%
The following table shows data on theater attendance and revenue per attendee for the three months ended March 30, 2023 and March 31, 2022:

			% Change
	Q1 2023	Q1 2022	Q1 2022 to Q1 2023
National advertising revenue per attendee	$0.250	$0.346	(27.7)%
Local and regional advertising revenue per attendee	$0.089	$0.080	11.3%
Total advertising revenue (excluding founding member beverage revenue) per attendee	$0.339	$0.426	(20.4)%
Total revenue per attendee	$0.388	$0.472	(17.8)%
Total theater attendance (in millions) (1)	90.0	76.0	18.4%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue decreased by $3.8 million, or 14.4%, from $26.3 million for the first quarter of 2022 to $22.5 million for the first quarter of 2023. The decrease in national advertising revenue was primarily due to a 4.9% decrease in national advertising CPMs driven by a shift in the mix of customers with upfront commitments with lower CPMs choosing to place their advertisements in the first quarter of 2023, compared to the first quarter of 2022, and a 12.2% decrease in national advertising utilization in the first quarter of 2023, as compared to the first quarter of 2022. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie show, which can be expanded, should market demand dictate.
Local and regional advertising revenue. Local and regional advertising revenue increased by $1.9 million, or 31.1%, from $6.1 million for the first quarter of 2022 to $8.0 million for the first quarter of 2023. The increase in local and regional advertising revenue was due to an increase in contract activity and size within the government, retail, education, healthcare and professional services categories in the first quarter of 2023, as compared to the first quarter of 2022.
Founding member beverage revenue. National advertising revenue from the founding members’ beverage concessionaire agreement increased $0.9 million, or 25.7%, from $3.5 million for the first quarter of 2022 to $4.4 million for the first quarter of 2023. The increase was due to a 19.8% increase in founding member attendance for the first quarter of 2023, as compared to the first quarter of 2022. The increase was also due to the increase in the beverage revenue CPM due to the fixed annual increase for Cinemark and Regal following the 2019 ESA Amendments and the increase in the CPM during segment one from 2022 to 2023 for AMC.
Operating expenses. Total operating expenses increased $7.1 million, or 12.2%, from $58.4 million for the first quarter of 2022 to $65.5 million for the first quarter of 2023. The following table shows the changes in operating expense for the first quarter of 2023 and the first quarter of 2022 (in millions):

			$ Change	% Change
	Q1 2023	Q1 2022	Q1 2022 to Q1 2023	Q1 2022 to Q1 2023
Advertising operating costs	$5.7	$4.7	$1.0	21.3%
Network costs	2.4	2.0	0.4	20.0%
Theater access fees and revenue share—founding members	19.6	17.9	1.7	9.5%
Selling and marketing costs	9.5	10.2	(0.7)	(6.9)%
Administrative and other costs	20.8	9.7	11.1	114.4%
Impairment of long-lived assets	—	5.8	(5.8)	(100.0)%
Depreciation expense	1.3	2.0	(0.7)	(35.0)%
Amortization of intangibles recorded for network theater screen leases	6.2	6.1	0.1	1.6%
Total operating expenses	$65.5	$58.4	$7.1	12.2%
Advertising operating costs. Advertising operating costs increased $1.0 million, or 21.3%, from $4.7 million for the first quarter of 2022 to $5.7 million for the first quarter of 2023. The increase was due primarily to a $0.7 million increase in advertising affiliate and partner expense was primarily related to higher attendance for the first quarter of 2023, as compared to the first quarter of 2022.
Network costs. Network costs increased $0.4 million, or 20.0%, from $2.0 million for the first quarter of 2022 to $2.4 million for the first quarter of 2023. The increase was primarily due to a $0.4 million increase in personnel related costs for the first quarter of 2023, as compared to the first quarter of 2022.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased by $1.7 million, or 9.5%, from $17.9 million for the first quarter of 2022 to $19.6 million for the first quarter of 2023. This increase consisted of a $1.4 million increase due to the 19.8% increase in founding member theater attendance in the first quarter of 2023, as compared to the first quarter of 2022, and a $0.6 million increase due to the rate increases in the first quarter of 2023, as compared to the first quarter of 2022. These increases were offset by a $0.3 million decrease due to a reduction in average active screens in the first quarter of 2023, as compared to the first quarter of 2022.
Selling and marketing costs. Selling and marketing costs decreased $0.7 million, or 6.9%, from $10.2 million for the first quarter of 2022 to $9.5 million for the first quarter of 2023. This decrease was primarily due to a $0.9 million decrease in expenses related to our digital offerings due to less revenue in the first quarter of 2023, as compared to the first quarter of 2022, and a $0.4 million decrease in sales training expenses. These decreases were partially offset by a $0.5 million increase in personnel related costs for the first quarter of 2023, as compared to the first quarter of 2022.
Administrative and other costs. Administrative and other costs increased $11.1 million, or 114.4%, from $9.7 million for the first quarter of 2022 to $20.8 million for the first quarter of 2023. This increase was primarily due to an increase of $9.8 million in legal and professional fees incurred related to the Chapter 11 Case and Cineworld Proceeding in the first quarter of 2023. The increase was also due to a $1.4 million increase in personnel related costs primarily due to retention related expenses and retainers to the members of the special and restructuring committees of the Company’s Board of Directors in the first quarter of 2023, as compared to the first quarter of 2022.
Depreciation expense. Depreciation expense decreased $0.7 million, or 35.0%, from $2.0 million for the first quarter of 2022 to $1.3 million in the first quarter of 2023, primarily due to the write-off of internally developed software in the first quarter of 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen increased $0.1 million, or 1.6%, from $6.1 million for the first quarter of 2022 to $6.2 million for the first quarter of 2023.

Non-operating expenses. Total non-operating expenses decreased $0.1 million, or 0.4%, from $23.5 million for the first quarter of 2022 to $23.4 million for the first quarter of 2023. The following table shows the changes in non-operating expense for the first quarter of 2023 and the first quarter of 2022 (in millions):

			$ Change	% Change
	Q1 2023	Q1 2022	Q1 2022 to Q1 2023	Q1 2022 to Q1 2023
Interest on borrowings	$24.0	$17.2	$6.8	39.5%
Loss on modification of debt	0.4	—	0.4	100.0%
(Gain) loss on the re-measurement of the payable to founding members under the tax receivable agreement	(0.6)	6.4	(7.0)	(109.4)%
Gain on sale of asset	(0.3)	—	(0.3)	(100.0)%
Other non-operating income	(0.1)	(0.1)	—	(100.0)%
Total non-operating expenses	$23.4	$23.5	$(0.1)	(0.4)%
The decrease in non-operating expense was primarily due to a $7.0 million increase in the gain on the re-measurement of the payable to founding members under the tax receivable agreement and a $0.3 million increase in the gain on sale of assets for the first quarter of 2023, as compared to the first quarter of 2022. These decreases were partially offset by a $6.8 million increase in interest on borrowings primarily related to the increase in the weighted average interest rate from 5.7% in 2022 to 7.5% in 2023, and a $0.4 million increase in a loss on the modification of debt related to the Fourth Credit Agreement Amendment and First Supplemental Indenture.
Known Trends and Uncertainties
COVID-19 and Other Macroeconomic Factors—Due to the COVID-19 Pandemic, Q1 2022 and Q1 2023 attendance levels increased but remained below historical levels due to post-production delays and changes in major motion picture release schedules.
We are currently unable to fully determine the extent of the impact of the COVID-19 Pandemic and other current macroeconomic factors on our business in future periods due to the lingering impacts on our business environment and related market volatility, as well as other current macroeconomic factors, such as rising interest rates, inflationary pressures and any potential recession and the respective impacts on advertisers. However, we continue to monitor the situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Chapter 11 Case—We are unable to predict when NCM LLC will emerge from Chapter 11 because it is contingent upon numerous factors, many of which are out of the Company’s control. Major factors include obtaining the Bankruptcy Court’s approval of a Chapter 11 plan of reorganization, which will enable NCM LLC to transition from Chapter 11 into ordinary course operations outside of bankruptcy. NCM LLC also may need to obtain a new credit facility, or “exit financing.” NCM LLC’s ability to obtain such approval and financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Case as well as the general global macroeconomic factors. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed.
Cineworld Proceeding—As discussed within the ‘Recent Developments’ section, on September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with the Company. NCM LLC has also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties work towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. Although there can be no assurances that NCM LLC’s proceeding for declaratory relief will be successful, the Company believes these exclusivity rights will survive any attempted rejection of the ESA by Regal in the bankruptcy proceeding. As of the filing date, the Company continues to negotiate with Regal regarding the ESA and NCM LLC's provision of advertising services. In the event that NCM LLC’s or NCM, Inc.’s agreements with Regal and its affiliates are rejected, it could have a materially negative impact on the Company’s operations or financial condition.

Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three months of 2023 and 2022, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years, with the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 per patron beginning on November 1, 2022 and increasing 8% every five years beginning November 1, 2027.
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
Financial Condition and Liquidity
Liquidity and Capital Resources
As a result of the commencement of the Chapter 11 Case on April 11, 2023, we are operating as the manager of a debtor in possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 filings, we intend to de-lever NCM LLC’s balance sheet and reduce overall indebtedness upon completion of that process. Additionally, as a debtor-in-possession, certain of NCM LLC’s and NCM, Inc.’s activity, as its manager, are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. There can be no guarantee NCM LLC will successfully agree upon a viable plan of reorganization with various stakeholders or reach any such agreement in the time frame that is acceptable to the Bankruptcy Court. See Note 10—Subsequent Events for additional information.
Our normal operating cash flows are providing liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders.
We have concluded that our financial condition and projected operating results, the defaults under NCM LLC’s debt agreements subsequent to March 30, 2023, and the risks and uncertainties surrounding NCM LLC’s Chapter 11 Case raise substantial doubt as to the Company’s ability to continue as a going concern. As a result of the substantial doubt about the Company’s ability to continue as a going concern for the next twelve months, and the associated steps that have been undertaken to restructure NCM LLC’s balance sheet, NCM LLC’s expected cash outflows related to interest payments on NCM LLC’s debt in the remainder of 2023 are difficult to predict at this time. NCM LLC does not expect to make interest payments on any of its debt. NCM LLC plans to fund its ongoing operations through cash generated from operations.
NCM LLC is a highly leveraged company. NCM, Inc.’s current primary source of liquidity is cash flow generated from the Management Services Agreement of NCM LLC. Payments under the Management Service Agreement are expected to continue throughout the bankruptcy process. NCM LLC’s primary source of liquidity are cash flows generated from operations. Subsequent to and during pendency of the Chapter 11 Case, we expect that NCM LLC’s primary liquidity requirements will be sufficient to fund operations.
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
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments as defined in the NCM LLC operating agreement, interest or principal payments on our term loans and the Notes due 2026 and Notes due 2028, income tax payments, TRA payments to the founding members and amount of dividends to NCM, Inc.’s common stockholders.
Due to the COVID-19 Pandemic and other macroeconomic factors, the Company’s ability to advertise within theaters in 2022 and the first quarter of 2023 was limited, driven by lower than historical levels of attendance due in part to the timing and frequency of major motion picture releases as compared to prior years due to post-production delays related to the COVID-19 Pandemic. The Company’s attendance levels have continued to improve but still remain below historic levels, which continues to impact cash receipts and advertising revenue. Further, there is a lag between when revenue is generated and when the Company ultimately collects the associated accounts receivable balance. The Company also had reduced cash payments during the period when theaters within the Company’s network were closed or attendance levels were low as expenses related to theater attendance (i.e., theater access fees, Platinum Spot revenue share and network affiliate revenue share payments) were either not incurred or incurred at lower levels. As all of the theaters within our network were open during 2022 and the first quarter of 2023, the screen-based portion of these expenses returned to historical levels and the attendance-based portion of these expenses is expected to continue to increase as attendance returns to historical levels. The Company also implemented the following cost-saving measures in order to preserve cash at the start of the COVID-19 Pandemic, and those measures remain in place as of the filing date:
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
•Decreased our quarterly dividend beginning in the second quarter of 2020 through the second quarter of 2022 and suspended our quarterly dividend in the third and fourth quarter of 2022 and first quarter of 2023, which results in cash savings of $33.1 million in the first quarter of 2023 and cash savings of $157.4 million for NCM, Inc. since the beginning of the COVID-19 Pandemic; and
•Introduced an active cash management process, which, among other things, requires CEO or CFO approval of all outgoing payments.
In March 2020, we drew down an additional $110.0 million on our revolving credit facility, in March 2021, we received $43.0 million in net proceeds under incremental term loans that mature on December 20, 2024, and in January 2022 we received $43.3 million in net proceeds under an incremental revolving credit facility that matures on June 20, 2023. The $54.7 million of cash at NCM LLC as of March 30, 2023 will be used to fund operations during the period of expected reduced cash flows. Cash at NCM, Inc. is held for future payment of dividends to NCM, Inc. stockholders, income tax payments, income tax receivable payments to NCM LLC’s founding members and other obligations.
On January 5, 2022, NCM LLC entered into the Credit Agreement Third Amendment. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 28, 2023 and (iii) the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants to be set to 9.25 to 1.00 and 7.25 to 1.00, respectively, for the fiscal quarter ending on or about March 30, 2023, 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
Also on January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. In accordance with the Revolving Credit Agreement 2022 and the Credit Agreement Third Amendment,

for the period beginning in the second quarter of 2020 through the date that NCM LLC delivers a compliance certificate for the fourth quarter of 2023, NCM LLC must maintain a minimum liquidity balance of $55.0 million consisting of a combination of unrestricted cash on hand and availability under NCM LLC's revolving credit facility (the “Minimum Liquidity Requirement”). As of March 30, 2023, NCM LLC was in compliance with the requirements of the Credit Agreement, as amended, and the Revolving Credit Agreement 2022. Subsequent to March 30, 2023, the commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes.
On January 17, 2023, NCM LLC entered into (i) Credit Agreement Fourth Amendment to its Credit Agreement, dated as of June 20, 2018, among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended and (ii) Revolving Credit Agreement Amendment. The Credit Agreement Fourth Amendment and Revolving Credit Agreement Amendment provide for the addback of specified professional fees paid by NCM LLC during the period of January 6, 2023 through the date NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, when calculating the sum of unrestricted cash on hand at NCM LLC and revolving credit facility availability under the Credit Agreement and Revolving Credit Agreement required to be maintained under each respective agreement.
On February 15, 2023, NCM LLC elected to enter into a 30-day grace period for the interest payment in the amount of $6.6 million under the Senior Notes due 2026 under the indenture governing the Senior Notes due 2026.
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
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 30, 2023	December 29, 2022	March 31, 2022	YE 2022 to Q1 2023	Q1 2022 to Q1 2023
Cash, cash equivalents and marketable securities (1)	$70.0	$62.7	$115.1	$7.3	$(45.1)
NCM LLC revolving credit facility availability (2)	7.2	7.2	6.8	—	0.4
Total liquidity	$77.2	$69.9	$121.9	$7.3	$(44.7)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of March 30, 2023, December 29, 2022 and March 31, 2022, was $54.7 million, $59.4 million and $76.2 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the revolving credit facility pursuant to the Credit Agreement was $175.0 million as of March 30, 2023, December 29, 2022 and March 31, 2022. As of March 30, 2023, December 29, 2022 and March 31, 2022, the amount available under the NCM LLC revolving credit facility pursuant to the Credit Agreement in the table above was net of the amount outstanding under the revolving credit facility of $167.0 million, $167.0 million and $167.0 million, respectively, and net letters of credit of $0.8 million, $0.8 million and $1.2 million, respectively.
Subsequent to quarter-end, on March 31, 2023, NCM LLC as the Borrower, entered into the fifth amendment to the Credit Agreement (the “Credit Agreement Fifth Amendment”), dated as of June 20, 2018, among the Borrower, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended (the “Credit Agreement”). The Credit Agreement Fifth Amendment extends the grace period available for certain payments under the Credit Agreement for nine business days. Additionally, NCM LLC entered into a Second Supplemental Indenture to the Indenture, relating to NCM LLC’s 5.75% Senior Notes due 2026 with Computershare Trust Company, N.A., as Trustee. The Second Supplemental Indenture was approved by holders of the Senior Notes due 2026 holding at least a majority of the aggregate principal amount of the Senior Notes due 2026. The Second Supplemental Indenture amends Section 6.01(a) of the Indenture by extending the grace period for payment of interest due on the Senior Notes due 2026 from 47 days to 57 days.
We have used and generated cash as follows (in millions):

	Three Months Ended
	March 30, 2023	March 31, 2022
Operating cash flow	$10.4	$(23.6)
Investing cash flow	$(0.7)	$(0.7)
Financing cash flow	$(2.4)	$36.9
•Operating Activities. The $34.0 million increase in cash provided in operating activities for the first quarter of 2023, as compared to the first quarter of 2022, was primarily due to 1) a $42.7 million increase in account receivable collections during the first quarter of 2023, as compared to the first quarter of 2022, 2) a $10.5 million decrease in payments of accounts payable and accrued expenses due in part to the cash preservation actions taken by the Company, 3) a $4.2 million decrease in deferred revenue and 4) a $2.7 million increase in integration and other encumbered theaters payments driven by higher revenue and AOIBDA in the fourth quarter of 2022, as compared to the fourth quarter of 2021 as the payments are made one month in arrears. The increases in cash provided were partially offset by 1) a $20.7 million increase in net loss adjusted for non-cash items during the first quarter of 2023, as compared to the first quarter of 2022, 2) a $3.5 million increase in the other assets, net of liabilities and 3) a $1.9 million greater decrease in amounts due to founding members in the first quarter of 2023, as compared to the first quarter of 2022.
•Investing Activities. There were no meaningful changes in cash used in investing activities for the first quarter of 2023, as compared to the first quarter of 2022.
•Financing Activities. The $39.3 million decrease in cash provided by financing activities for the first quarter of 2023, as compared to the first quarter of 2022, was primarily due to the issuance of the $50.0 million Revolving Credit Facility 2022 in the first quarter of 2022, partially offset by a $5.6 million decrease in payments of debt issuance costs in the first quarter of 2022 as there were no debt issuances in the first quarter of 2023. The decrease was also partially offset by a $4.1 million decrease in dividend payments following the suspension of the dividend in the third quarter of 2022 and a $0.8 million decrease in debt amortization costs paid in the first quarter of 2023, as compared to the first quarter of 2022.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 30, 2023 were $70.0 million (including $54.7 million of cash held by NCM LLC).  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, NCM LLC entered in the Revolving Credit Agreement 2022 and drew down upon the revolving credit facility of $50.0 million. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members, payments of NCM, Inc. specific expenses, purchases of low risk investments and for future payment of dividends to NCM, Inc. shareholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members have been impacted by the COVID-19 Pandemic and will be deferred during the Chapter 11 Case. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (only NCM, Inc. as of March 30, 2023). The available cash distribution to the members of NCM LLC for the three months ended March 30, 2023 was calculated as approximately negative $31.6 million, of which NCM, Inc.'s share is approximately negative $31.6 million. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement Amendment, there were no available cash distributions made for the first quarter of 2023. The net negative available cash distributions for 2020, 2021 and 2022 can be used to offset a positive available cash distribution in the second quarter of 2023 in accordance with the NCM LLC Operating Agreement after the Extended Covenant Waiver Holiday.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions to fund payments associated with the TRA with the founding members and future dividends as declared by the Board of Directors or make other strategic investments as approved by the Board of Directors. The Company will owe an estimated $0.3 million TRA payment for the 2022 tax year. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and any declared dividends for the foreseeable future at the discretion of the Board of Directors. The Company intends to revisit its dividend policy upon emergence from the Chapter 11 Case.
Critical Accounting Policies

For a discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2022 and incorporated by reference herein. As of March 30, 2023, there were no significant changes in those critical accounting policies.
Recent Accounting Pronouncements
For a discussion of the recent accounting pronouncements relevant to our business operations, refer to the information provided under Note 1 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Not required for smaller reporting companies.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 30, 2023 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 7, 2022, Cineworld Group plc and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal Cinemas, Inc. filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal Cinemas, Inc. planned on negotiating with NCM LLC. NCM LLC has also filed an adversary proceeding against Regal Cinemas, Inc. seeking declaratory relief and an injunction prohibiting Regal Cinemas, Inc. from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties work towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal.
On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291. The Company will continue to act as the manager of NCM LLC, the “debtor in possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to “first day” motions filed with the Bankruptcy Court, the Bankruptcy Court authorized NCM LLC to conduct NCM LLC’s business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing NCM LLC to consensually use cash collateral, pay employee wages and benefits and pay vendors and suppliers in the ordinary course for all go forward goods and services. On April 26, 2023, NCM LLC filed the Plan and the Disclosure Statement with the Bankruptcy Court, along with a motion requesting the approval of the Plan and the Disclosure Statement and various Plan solicitation materials, which incorporates the terms of the Restructuring Support Agreement.
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on April 13, 2023 for the fiscal year ended December 29, 2022.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 30, 2022 through January 26, 2023	38,562	$0.30	—	N/A
January 27, 2023 through February 23, 2023	—	$—	—	N/A
February 24, 2023 through March 30, 2023	45,070	$0.23	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit	Reference	Description

4.1	(1)	First Supplemental Indenture, dated as of March 15, 2023, by and between National CineMedia, LLC and Computershare Trust Company, North America as trustee.
4.2	(2)	Second Supplemental Indenture, dated as of March 31, 2023, by and between National CineMedia, LLC and Computershare Trust Company, as trustee.
10.1	(3)	Restructuring Support Agreement, dated as of April 11, 2023, among the Company, NCM LLC and Consenting Secured Creditors.
10.2	(4)	Amendment No. 4 to the Credit Agreement, dated as of January 17, 2023, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
10.3	(5)
Amendment No. 1 to the Revolving Credit Agreement, dated as of January 17, 2023, by and among National CineMedia, LLC each lender party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent

10.4	(6)	Form of Retention Agreement
10.5	(7)	Amendment No. 5 to the Credit Agreement, dated as of March 31, 2023, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent
10.6	(8)	Third Amendment to the Employment Agreement
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 16, 2023.
(2)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 31, 2023.
(3)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 12, 2023.
(4)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on January 19, 2023.
(5)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on January 19, 2023.
(6)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 8, 2023.
(7)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 31, 2023.
(8)	Incorporated by reference to Exhibit 10.17 from the Registrant’s Current Report on Form 10-K (File No. 001-33296) filed on April 13, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 9, 2023	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 9, 2023	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)