Form 10-Q
period 2023-06-29
National CineMedia, Inc.
filed 2023-08-01
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of July 21, 2023, 174,065,873 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	June 29, 2023	December 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15.5	$61.7
Restricted cash	—	2.1
Short-term marketable securities	1.0	0.7
Receivables, net of allowance of $0.0 and $1.7, respectively (including receivables from related parties of $0.2 and $0.0. respectively)	0.2	92.0
Prepaid expenses and other current assets	7.1	7.9
Total current assets	23.8	164.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $0.0 and $54.8, respectively	—	13.0
Intangible assets, net of accumulated amortization of $0.0 and $270.2, respectively	—	586.7
Other investments	—	0.9
Long-term investments	7.7	0.3
Investment in unconsolidated affiliate	11.9	—
Debt issuance costs, net	—	3.3
Other assets	—	23.8
Total non-current assets	19.6	628.0
TOTAL ASSETS	$43.4	$792.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to founding members, net (related party payables of $0.0 and $15.2, respectively)	$—	$18.2
Payable to founding members under tax receivable agreement (including payables to related parties of $0.8 and $0.2, respectively)	1.1	0.3
Accrued expenses	0.8	17.8
Accrued payroll and related expenses	1.7	8.3
Accounts payable	2.4	25.0
Deferred revenue	3.8	10.2
Short-term debt, net of debt issuance costs of $0.0 and $7.9, respectively	—	1,121.1
Other current liabilities	—	2.2
Total current liabilities	9.8	1,203.1
NON-CURRENT LIABILITIES:
Payable to founding members under tax receivable agreement (including payables to related parties of $38.3 and $25.5, respectively)	52.9	35.3
Other liabilities	—	18.0
Total non-current liabilities	52.9	53.3
Total liabilities	62.7	1,256.4
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 and 260,000,000 shares authorized, 174,059,774 and 128,402,636 issued and outstanding, respectively	1.7	1.3
Additional paid in capital/(deficit)	(132.3)	(146.2)
Retained earnings (distributions in excess of earnings)	111.3	(370.4)
Total NCM, Inc. stockholders’ equity/(deficit)	(19.3)	(515.3)
Noncontrolling interests	—	51.3
Total equity/(deficit)	(19.3)	(464.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$43.4	$792.4

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
REVENUE (including revenue from related parties of $8.5, $4.6, $11.8, and $7.4 respectively)	$14.8	$67.1	$49.7	$103.0
OPERATING EXPENSES:
Advertising operating costs	1.0	8.3	6.7	13.0
Network costs	0.3	2.1	2.7	4.1
Theater access fees and revenue share to founding members (including fees to related parties of $2.7, $16.9, $16.5, and $29.8 respectively)	3.7	23.2	23.3	41.1
Selling and marketing costs	1.1	10.4	10.6	20.6
Administrative and other costs	12.5	9.7	33.3	19.4
Impairment of long-lived assets	—	—	—	5.8
Depreciation expense	0.2	1.5	1.5	3.5
Amortization of intangibles recorded for network theater screen leases	0.9	6.3	7.1	12.4
Total	19.7	61.5	85.2	119.9
OPERATING (LOSS) INCOME	(4.9)	5.6	(35.5)	(16.9)
NON-OPERATING EXPENSES (INCOME):
Interest on borrowings	3.1	20.4	27.1	37.6
(Gain) loss on modification of debt	—	(5.9)	0.4	(5.9)
Loss (gain) on re-measurement of the payable to founding members under the tax receivable agreement	4.0	(0.1)	3.4	6.3
Gain on sale of asset	—	—	(0.3)	—
Gain on deconsolidation of affiliate	(557.7)	—	(557.7)	—
Other non-operating expenses (income)	0.4	(0.2)	0.3	(0.3)
Total	(550.2)	14.2	(526.8)	37.7
INCOME (LOSS) BEFORE INCOME TAXES	545.3	(8.6)	491.3	(54.6)
Income tax expense	—	—	—	—
NET INCOME (LOSS)	545.3	(8.6)	491.3	(54.6)
Less: Net loss attributable to noncontrolling interests	—	(7.9)	(8.5)	(28.7)
NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$545.3	$(0.7)	$499.8	$(25.9)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$545.3	$(0.7)	$499.8	$(25.9)

NET INCOME (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$3.13	$(0.01)	$3.13	$(0.32)
Diluted	$3.13	$(0.01)	$2.83	$(0.32)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	174,058,637	81,467,651	159,783,309	81,254,152
Diluted	174,058,637	81,467,651	173,491,390	81,254,152
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Six Months Ended
	June 29, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$491.3	$(54.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	1.5	3.5
Amortization of intangibles recorded for network theater screen leases	7.1	12.4
Non-cash share-based compensation	2.0	3.0
Impairment of long-lived assets	—	5.8
Amortization of debt issuance costs	3.1	4.5
Gain on deconsolidation	(557.7)	—
Loss (gain) on modification of debt	0.4	(5.9)
Gain on sale of assets	(0.3)	—
Non-cash loss on re-measurement of the payable to founding members under the tax receivable agreement	3.4	6.3
Other	(0.2)	(0.2)
Founding member integration and other encumbered theater payments	3.9	1.5
Other cash flows from operating activities	(0.1)	(0.3)
Changes in operating assets and liabilities:
Receivables, net	57.8	(10.6)
Accounts payable and accrued expenses	6.8	0.6
Amounts due to/from founding members, net	(1.0)	0.4
Amounts due to/from unconsolidated affiliate, net	(1.1)	—
Prepaid expenses	(15.7)	(0.8)
Deferred revenue	(0.3)	(6.5)
Other, net	3.6	0.5
Net cash provided by (used in) operating activities	4.5	(40.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.1)	(1.5)
Proceeds from the sale of assets	0.3	—
Net cash used in investing activities	(0.8)	(1.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.4)	(7.0)
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	(49.6)	—
Issuance of revolving credit facility	—	50.0
Repayment of Notes due 2028	—	(19.8)
Repayment of term loan facility	(0.8)	(2.4)
Payment of debt issuance costs	(1.2)	(6.8)
Repurchase of stock for restricted stock tax withholding	—	(0.2)
Net cash (used in) provided by financing activities	(52.0)	13.8
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	(48.3)	(28.1)
Cash, cash equivalents and restricted cash at beginning of period	63.8	101.2
Cash, cash equivalents and restricted cash at end of period	$15.5	$73.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Six Months Ended
	June 29, 2023	June 30, 2022
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$10.4
Exchange of subsidiary equity with NCM, Inc. equity	$10.3	$—
Dividends declared not requiring cash in the period	$—	$0.5
Supplemental disclosure of cash flow information:
Cash paid for interest	$12.2	$35.0
Cash payments for income taxes	$0.1	$0.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—March 31, 2022	$(421.4)	81,403,872	$0.8	$(191.5)	$(361.4)	$130.7
Comprehensive loss, net of tax	(8.6)	—	—	—	(0.7)	(7.9)
Share-based compensation issued, net of tax	(0.1)	88,554	—	(0.1)	—	—
Share-based compensation expensed/capitalized	1.6	—	—	1.1	—	0.5
Cash dividends declared $0.05 per share	(2.8)	—	—	—	(2.8)	—
Balance— June 30, 2022	$(431.3)	81,492,426	$0.8	$(190.5)	$(364.9)	$123.3

Balance—March 30, 2023	$(531.8)	174,054,114	$1.7	(117.6)	$(415.9)	$—
Deconsolidation of affiliate	(33.3)	—	—	(15.2)	(18.1)	—
Comprehensive income, net of tax	545.3	—	—	—	545.3	—
Share-based compensation issued, net of tax	—	5,660	—	—	—	—
Share-based compensation expensed/capitalized	0.5	—	—	0.5	—	—
Balance—June 29, 2023	$(19.3)	174,059,774	$1.7	$(132.3)	$111.3	$—

		NCM, Inc.
				Additional Paid in Capital (Deficit)	Retained Earnings (Distribution in Excess of Earnings)	Noncontrolling Interest
		Common Stock
	Consolidated	Shares	Amount
Balance—December 31, 2021	$(383.5)	80,626,889	$0.8	$(195.5)	$(332.0)	$143.2
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	0.6	—	—	(1.7)	—	2.3
Comprehensive loss, net of tax	(54.6)	—	—	—	(25.9)	(28.7)
Share-based compensation issued, net of tax	(0.2)	865,537	—	(0.2)	—	—
Share-based compensation expensed/capitalized	3.0	—	—	2.0	—	1.0
Cash dividends declared $0.05 per share	(7.0)	—	—	—	(7.0)	—
Balance— June 30, 2022	$(431.3)	81,492,426	$0.8	$(190.5)	$(364.9)	$123.3

Balance—December 29, 2022	$(464.0)	128,402,636	$1.2	$(146.2)	$(370.4)	$51.40
Deconsolidation of affiliate	(33.3)	—	—	(15.2)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(15.4)	—	—	27.6	—	(43.0)
Issuance of shares	10.3	43,690,797	0.4	9.9	—	—
NCM LLC common membership unit redemption	(10.3)	—	—	(10.3)	—	—
Comprehensive income (loss), net of tax	491.3	—	—	—	499.8	(8.5)
Share-based compensation issued, net of tax	0.1	1,966,341	0.1	—	—	—
Share-based compensation expensed/capitalized	2.0	—	—	1.9	—	0.1
Balance—June 29, 2023	$(19.3)	174,059,774	$1.7	$(132.3)	$111.3	$—
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  THE COMPANY
Description of Business
National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of being a member and serving as sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM LLC is currently owned by NCM, Inc. Consolidated. NCM LLC operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the original founding members (AMC Entertainment, Inc. (“AMC”); Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”) and Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”) and certain third-party network affiliates, under long-term network affiliate agreements. As of June 29, 2023, the weighted average remaining term of the ESAs with the founding members was approximately 16.2 years. The network affiliate agreements expire at various dates between August 9, 2023 and December 31, 2037. The weighted average remaining term of the ESAs and the network affiliate agreements together is 13.3 years as of June 29, 2023.
NCM LLC was wholly owned by NCM, Inc. Consolidated prior to April 11, 2023 when NCM LLC filed a voluntary petition for reorganization (“Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”), as further discussed below. As a result of the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controls NCM LLC for accounting purposes, and therefore, NCM LLC was deconsolidated from the Company’s unaudited financial statements prospectively as of April 11, 2023. Within the unaudited financial statements and notes to the financial statements included within this Form 10-Q as of June 29, 2023, all periods subsequent to deconsolidation on April 11, 2023 represent activity and balances for NCM, Inc. standalone and all activity and balances prior to deconsolidation on April 11, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. Please refer to Note 4—Investment in Unconsolidated NCM LLC for more information regarding the deconsolidation of NCM LLC. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the NCM, Inc. entity.
On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Disclosure Statement on a final basis and confirming the Company’s Plan, as those terms are defined below. There can be no guarantee that NCM LLC will successfully implement the Plan or that the Plan will be implemented in a time frame that is acceptable to the Bankruptcy Court or NCM LLC’s lenders party to the Restructuring Support Agreement. On June 29, 2023, AMC and Cinemark filed a notice of appeal of the Confirmation Order. After June 29, 2023, AMC and Cinemark sought a stay of the Confirmation Order in the Bankruptcy Court, which the Bankruptcy Court denied, and then sought a stay of the Confirmation Order in the United States District Court for the Southern District of Texas which is currently pending.
In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% in NCM LLC as of June 29, 2023. On February 23, 2023 and March 23, 2023, Cinemark redeemed 41,969,862 and 1,720,935, respectively, of its outstanding common membership units, in exchange for shares of NCM, Inc. common stock. These redemptions reduced Cinemark’s ownership interest to 0.0% as of June 29, 2023. AMC, Regal, Cinemark and their affiliates are referred to in this document as “founding members”. Subsequent to June 29, 2023, Regal will no longer be a founding member. Please refer to Note 11 - Subsequent Events.
NCM LLC’s Chapter 11 Proceedings
On April 11, 2023 (the “petition date”), NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code in the U.S. Bankruptcy Court for the Southern District of Texas. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
On April 11, 2023, NCM, Inc. entered into a restructuring support agreement (the “Restructuring Support Agreement”) with NCM LLC and certain of NCM LLC’s (a) prepetition lenders under (i) that certain Credit Agreement, dated as of June 20, 2018 among NCM LLC as Borrower, JPMorgan Chase Bank, N.A. (“JPM”) in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”); (ii) the Revolving Credit Agreement dated as of January 5, 2022 among NCM LLC as Borrower, Wilmington Savings Fund Society, FSB in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2022”); and (b) prepetition noteholders under (i) the Secured Notes Indenture dated as of October 8, 2019 and Computershare Trust Company, National Association (“Computershare”) in its capacity as indenture trustee (as amended, supplemented or otherwise modified from time to time, the “Secured Notes

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Indenture” and together with the Credit Agreement and Revolving Credit Agreement 2022, the “Prepetition Secured Debt Documents”) and (ii) the Unsecured Notes Indenture dated as of August 19, 2016 with Computershare in its capacity as indenture trustee (as amended, supplemented or otherwise modified from time to time, the “Unsecured Notes Indenture”). The parties to the Restructuring Support Agreement hold, in the aggregate, more than two-thirds of all claims arising under the Prepetition Secured Debt Documents.
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
NCM, Inc. continues to manage NCM LLC, the “debtor in possession”, under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Prior to filing the Chapter 11 Case, because of potential conflicts that may arise between NCM LLC and NCM, Inc., NCM LLC appointed Carol Flaton of Hamlin Partners LLC as an independent manager at NCM LLC to address these limited conflict matters in March 2023 (the “Independent Manager”). This appointment of the Independent Manager does not otherwise change NCM, Inc’s position as manager of NCM LLC.
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
On April 26, 2023, NCM LLC filed a Plan of Reorganization of National CineMedia Pursuant to Chapter 11 of the Bankruptcy Code (as amended, modified or supplemented to date the “Plan”) and a related proposed disclosure statement (as amended, modified, or supplemented to date the “Disclosure Statement”). NCM LLC also filed a motion with the Bankruptcy

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Court requesting approval of the Disclosure Statement and various Plan solicitation materials, including the solicitation and voting procedures, and establishment of certain deadlines in connection with the approval of the Disclosure Statement.
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
The Plan is intended to generally implement the restructuring contemplated by the Restructuring Support Agreement and provides for, among other things, the treatment for classes of claims and interests as follows:
•Secured Debt Claims. Each holder of a Secured Debt Claim (the secured portion of the aggregate principal amount outstanding under the Prepetition Secured Debt Documents) shall receive its pro rata share of 100% of new common membership units (the equity in reorganized NCM LLC) subject to (a) reallocation of new common membership units to NCMI pursuant to the NCMI 9019 Settlement and (b) dilution on account of new common membership units issued on account of, among other things, a post-emergence management incentive plan. Each holder may elect to convert its new common membership units into an equal number of shares in NCM, Inc. only at the time of issuance and the Company currently expects all holders to make this election.
•General Unsecured Claims. Each holder of a general unsecured claim (“General Unsecured Claims”), which includes, among other things, claims under the Unsecured Notes Indenture, shall receive its pro rata share of $15,000,000, with (i) $14,500,000 contributed by NCM LLC and (ii) $500,000 contributed directly from NCM, Inc. The treatment of General Unsecured Claims was changed in the Plan upon the appointment of the Committee and upon settlement with the Committee.
•General Unsecured Convenience Claims. Each holder of a General Unsecured Claim in the amount of $50,000 or less shall receive payment in full in cash on NCM LLC’s emergence from Chapter 11 or the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim; provided that any General Unsecured Claim (other than claims under the Unsecured Note Indenture) that is allowed in excess of $50,000 shall not be treated as a General Unsecured Convenience Claim unless the Holder of such allowed General Unsecured Claim opts in to such treatment and agrees to reduce its allowed General Unsecured Claim to $50,000 pursuant to the procedures set forth in the Confirmation Order.
•Existing NCM LLC Interests. Interest in NCM LLC will receive no recovery and shall be cancelled.
On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) approving the Disclosure Statement on a final basis and confirming the Company’s Plan. There can be no guarantee that NCM LLC will successfully implement the Plan or that the Plan will be implemented in a time frame that is acceptable to the Bankruptcy Court or NCM LLC’s lenders party to the Restructuring Support Agreement. In order for the Plan to become effective, NCM LLC must satisfy a number of conditions, which include the funding of an exit financing facility and NCM, Inc. implementing a reverse stock split. NCM, Inc. currently has a special meeting of the stockholders scheduled for August 2, 2023 and NCM LLC is diligently working to complete all other conditions, but there can be no guarantee that NCM LLC will successfully implement the Plan or that the Plan will be implemented in a time frame that is acceptable to the Bankruptcy Court.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 29, 2022 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2022. Any activity earned or incurred by NCM LLC that occurred prior to deconsolidation, on April 11, 2023, is included within the Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows.
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made. Historically, NCM LLC’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
agreements were with non-related third parties. NCM LLC manages its business under one operating and reportable segment of advertising. NCM, Inc. manages its business under one operating and reportable segment of managing NCM LLC.
Going Concern—The accompanying unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
In the first quarter of 2023, conditions existed that raised substantial doubt about the Company’s ability to continue as a going concern. NCM LLC filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas on April 11, 2023. NCM, Inc.’s primary sources of cash flow from operations are distributions from NCM LLC pursuant to the NCM LLC Operating Agreement, management fee payments pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC and NCM, Inc.’s existing cash balance. Pursuant to the Plan that was confirmed by the Bankruptcy Court on June 27, 2023, NCM, Inc. continues to be the manager of NCM LLC and NCM LLC will assume its agreements with NCM, Inc., including the management services agreement. Pursuant to the Plan, when NCM LLC successfully emerges from Chapter 11, NCM, Inc. will make a capital contribution of its cash on hand, expected to be approximately $15.0 million, in exchange for new common membership units under the NCMI 9019 Capital Contribution within the Restructuring Support Agreement. Following this contribution, NCM, Inc. will continue to receive management fee payments from NCM LLC, which will be sufficient to fund its day-to-day operations such that substantial doubt would no longer exist.
NCM LLC currently expects to emerge from bankruptcy within one month of this filing; however, NCM LLC’s status in Chapter 11 and conditions precedent required for emergence create uncertainty around the future satisfaction of its liabilities, including the payments due to NCM, Inc. under the Operating Agreement and management services agreement. If NCM LLC fails to emerge from Chapter 11 in the required timeline and the Plan is not implemented, NCM, Inc. will have sufficient liquidity through the use of NCM, Inc.’s existing cash balance. As such, substantial doubt about the Company's ability to continue as a going concern no longer exists.
Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation, income taxes, intangible assets, investment in unconsolidated NCM LLC and forecasts utilized to evaluate the Company’s ability to continue as a going concern. Actual results could differ from estimates.
Significant Accounting Policies
The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 29, 2022 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.
Revenue Recognition—NCM, Inc. derives revenue principally from its role as sole manager of NCM LLC over time as services are rendered. NCM LLC derives revenue principally from the advertising business, which includes advertising through its on-screen cinema network, lobby network (LEN) and lobby promotions in theaters, and on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and NCM LLC has the right to payment for performance to date. NCM LLC considers the terms of each arrangement to determine the appropriate accounting treatment.
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to NCM LLC's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling NCM LLC's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history, represent smaller receivable balances per customer and have higher historical and expected credit loss patterns. NCM LLC has smaller contracts with many local clients that are not individually significant. NCM LLC also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. NCM LLC also reserves for specific receivable balances that it expects to write off based on known

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.
NCM, Inc. sourced management fee revenue from NCM LLC for 100.0% of the Company’s gross outstanding receivable balance as of June 29, 2023 and sourced advertising revenue from no agencies that accounted for more than 10% of the Company’s gross outstanding receivable balance as of June 29, 2023. NCM, Inc. had one agency through which it sourced advertising revenue that accounted for 13.0% of NCM Inc.'s gross outstanding receivable balance as of December 29, 2022.  During the three and six months ended June 29, 2023, NCM, Inc. had one customer that accounted for 51.8% and 15.4% of its revenue, respectively. During the three and six months ended June 30, 2022, NCM Inc. had one customer that accounted for 14.8% and 15.3% of its revenue, respectively.
Long-lived Assets—NCM, Inc. assesses impairment of long-lived assets pursuant to Accounting Standards Certification 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. NCM, Inc. recorded losses of $0.0 million, $0.0 million, $0.0 million, and $5.8 million related to the write-off of certain internally developed software during the three months ended June 29, 2023 and June 30, 2022, and six months ended June 29, 2023 and June 30, 2022, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock and restricted stock units to certain employees, certain employees of NCM LLC and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On February 28, 2021, March 2, 2021 and January 19, 2022, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the COVID-19 Pandemic resulting in incremental share-based compensation expense of $0.1 million, $0.1 million, $0.1 million, and $0.3 million for the three months ended June 29, 2023 and June 30, 2022 and six months ended June 29, 2023 and June 30, 2022, respectively. During the three months ended June 29, 2023 and June 30, 2022, and the six months ended June 29, 2023 and June 30, 2022, 6,000, 89,375, 2,050,313 and 925,128, shares of restricted stock and restricted stock units vested, respectively.
Consolidation—Prior to April 11, 2023, NCM, Inc. consolidated the financial results of its wholly owned subsidiaries NCM LLC and NCMI II, LLC under the provisions of ASC 810, Consolidation. Subsequent to April 11, 2023, NCM, Inc. consolidated only the accounts of NCMI II, LLC. The following table presents the changes in NCM, Inc.’s equity resulting from net income (loss) attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Net income (loss) attributable to NCM, Inc.	$545.3	$(0.7)	$499.8	$(25.9)
NCM LLC equity issued for purchase of intangible asset	—	—	—	4.9
Income tax and other impacts of subsidiary ownership changes	—	—	(15.4)	(1.7)
NCM LLC common membership unit redemption	—	—	(10.3)	—
Issuance of shares to founding members	—	—	9.9	—
Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$545.3	$(0.7)	$484.0	$(22.7)
Deconsolidation of NCM LLC
Subsequent to April 11, 2023, while NCM, Inc. continues to manage NCM LLC, the “debtor in possession”, as the Company no longer controls NCM LLC for accounting purposes, NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023 and recorded as an investment accounted for in accordance with ASC 321 on the Condensed Consolidated Balance Sheet as of June 29, 2023. Please refer to Note 4-Investment in Unconsolidated NCM LLC for more information regarding the deconsolidation of NCM LLC.

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and six months ended June 29, 2023.
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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with ASC 606, “Revenue from Contracts with Customers”. At the acquisition date, the company acquiring the business should record related revenue, as if it had originated the contract. Before the update such amounts would be recognized by the acquiring company at fair value. The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company expects to adopt this in the third quarter of 2023 and does not believe this will have a material impact on the Company’s unaudited Condensed Consolidated Financial Statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its unaudited Condensed Consolidated Financial Statements or notes thereto.
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
NCM, Inc. derives revenue principally from its role as sole manager of NCM LLC. NCM LLC derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, NCM LLC’s cinema advertising and entertainment show. NCM LLC also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, NCM LLC sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM LLC's digital gaming products including Noovie Trivia, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further NCM LLC sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. NCM LLC also has a long-term agreement to exhibit the advertising of the founding members’ beverage suppliers.
NCM LLC makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good until the advertising airs to the audience specified in the advertising contract or the make-good period expires.
NCM LLC does not have any contracts with terms in excess of one year that are noncancellable as of June 29, 2023. Agreements with a duration less than one year are not included within this disclosure as NCM LLC elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, NCM LLC’s contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
NCM, Inc. disaggregates revenue based upon the type of customer: national; local and regional; beverage concessionaire; and management fee reimbursement revenue related to NCM LLC. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes revenue from contracts with customers for the three and six months ended June 29, 2023 and June 30, 2022 (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
National advertising revenue	$5.0	$50.7	$27.5	$77.0
Local and regional advertising revenue	1.1	10.5	9.1	16.6
Founding member advertising revenue from beverage concessionaire agreements	1.0	5.9	5.4	9.4
Management fee reimbursement	7.7	—	7.7	—
Total revenue	$14.8	$67.1	$49.7	$103.0
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the six months ended June 29, 2023 that was included within the deferred revenue balance as of December 29, 2022 was $5.0 million. As of June 29, 2023 and December 29, 2022, the Company had $3.8 million and $10.2 million of deferred revenue on NCM, Inc.’s Condensed Consolidated Balance Sheet, respectively. As of June 29, 2023 and December 29, 2022, the Company had $0.0 million and $5.0 million, respectively, in unbilled accounts receivable, following the deconsolidation of NCM LLC on the petition date.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of NCM LLC's receivables with similar risk characteristics. NCM LLC has determined that two pools, national customers and local/regional customers, is appropriate. Following the deconsolidation of NCM LLC on the petition date, there is no allowance for doubtful accounts on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023. The changes within the allowance for doubtful accounts balances for the six months ended June 29, 2023 and June 30, 2022, respectively, were as follows (in millions):

	Six Months Ended
	June 29, 2023		June 30, 2022
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$1.4	$0.3	$1.4
Provision for bad debt	—	—	—	0.6
Write-offs, net	—	—	(0.2)	(0.2)
Deconsolidation of NCM LLC	(0.3)	(1.4)	—	—
Balance at end of period	$—	$—	$0.1	$1.8
3.  INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of the weighted average number of potentially dilutive common stock options, restricted stock and restricted stock units using the treasury stock method, as well as exchangeable membership units. The components of basic and diluted income (loss) per NCM, Inc. share are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Net income (loss) attributable to NCM, Inc. (in millions)	$545.3	$(0.7)	$499.8	$(25.9)
Weighted average shares outstanding:
Basic	174,058,637	81,467,651	159,783,309	81,254,152
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	13,708,081	—
Diluted	174,058,637	81,467,651	173,491,390	81,254,152
Income (loss) per NCM, Inc. share:
Basic	$3.13	$(0.01)	$3.13	$(0.32)
Diluted	$3.13	$(0.01)	$2.83	$(0.32)

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of 90,374,744 and 88,281,544 weighted average exchangeable NCM LLC common units held by the founding members for the three and six months ended June 30, 2022, respectively, have been excluded from the calculation of diluted weighted average shares and income (loss) per NCM, Inc. share as they were anti-dilutive. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 4,915,168, 6,442,164, 4,915,168 and 6,442,164 stock options and non-vested (restricted) shares for the three months ended June 29, 2023 and June 30, 2022 and six months ended June 29, 2023 and June 30, 2022, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
4. INVESTMENT IN UNCONSOLIDATED NCM LLC
On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. As a result of the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controls NCM LLC for accounting purposes, and therefore, NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023.
NCM, Inc. recorded a gain on deconsolidation of $557.7 million on April 11, 2023 as a result of the deconsolidation of NCM LLC, which is included in “Gain on deconsolidation of affiliate” on the Condensed Consolidated Statement of Operations as of June 29, 2023. The recorded gain was measured as the excess of the estimated fair value of the investment in NCM LLC retained over the Net Liabilities of NCM LLC as of April 11, 2023. The investment of NCM LLC was measured at cost minus any impairment in accordance with the measurement alternative outlined in ASC 321—Investments—Equity Securities.
While NCM LLC remains in bankruptcy, NCM, Inc. accounted for the retained equity interest in NCM LLC at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. NCM, Inc. does not continue to exert significant influence over NCM LLC while it is under the control of the Bankruptcy Court and NCM LLC does not have a readily determinable fair value. NCM, Inc. recorded an investment of $11.9 million as of April 11, 2023, which is presented in “Investment in unconsolidated affiliate” on the unaudited Condensed Consolidated Balance Sheets as of June 29, 2023. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the petition date. Significant assumptions utilized within these analyses include the weighted average cost of capital and NCM LLC’s forecasted cash flows.
The financial statements of the unconsolidated NCM LLC, the subsidiary in bankruptcy, are as follows in accordance with ASC 852 - Reorganizations (millions):
NATIONAL CINEMEDIA, LLC - DEBTOR-IN-POSSESSION
CONDENSED BALANCE SHEETS
(In millions) (UNAUDITED)

	As of
	June 29, 2023	December 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$55.6	$59.4
Restricted cash	2.1	2.1
Receivables, net of allowance of $1.7 and $1.7, respectively	59.3	82.9
Prepaid administrative fees to managing member	0.6	—
Prepaid expenses and other current assets	10.3	7.4
Total current assets	127.9	151.8
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $56.7 and $54.8, respectively	11.6	13.0
Intangible assets, net of accumulated amortization of $282.7 and $270.2, respectively	573.9	586.7
Other investments	0.9	0.9
Debt issuance costs, net	—	3.3
Other assets	21.7	23.8
Total non-current assets	608.1	627.7
TOTAL ASSETS	$736.0	$779.5
LIABILITIES AND MEMBERS’ EQUITY/(DEFICIT)

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

CURRENT LIABILITIES:
Amounts due to founding members, net (related party payables of $3.3 and $15.2, respectively)	$4.5	$18.2
Amounts due to managing member, net	0.2	18.9
Accrued expenses	0.5	17.3
Accrued payroll and related expenses	7.8	7.7
Accounts payable	21.0	23.3
Deferred revenue	12.4	10.2
Short-term debt, net of debt issuance costs of $0.0 and $7.9, respectively	—	1,146.8
Other current liabilities	—	2.2
Total current liabilities	46.4	1,244.6
NON-CURRENT LIABILITIES:
Other liabilities	—	18.0
Total non-current liabilities	—	18.0
LIABILITIES SUBJECT TO COMPROMISE
Liabilities subject to compromise (1)	1,230.5	—
Total liabilities	1,276.9	1,262.6
COMMITMENTS AND CONTINGENCIES
MEMBERS’ EQUITY/(DEFICIT)	(540.9)	(483.1)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$736.0	$779.5
_______________________________________
(1)Liabilities subject to compromise was determined by evaluating the payable balances on April, 11, 2023, the petition date. Liabilities subject to compromise was comprised of the following (in millions):

	As of
	June 29, 2023	December 29, 2022
Amounts due to founding members (related party payables of $14.5 and $0.0, respectively)	$17.6	$—
Accounts payable	19.7	—
Accrued expenses	29.1	—
Short-term debt, net of debt issuance costs of $7.2 and $0.0, respectively	1,145.0	—
Other current liabilities	2.3	—
Other long-term liabilities	16.8	—
Total liabilities subject to compromise	$1,230.5	$—

NATIONAL CINEMEDIA, LLC - DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF OPERATIONS
(In millions)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
REVENUE (including revenue from related parties of $5.0, $4.6, $8.3 and $7.4, respectively)	$64.4	$67.1	$99.3	$103.0
OPERATING EXPENSES:
Advertising operating costs	7.4	8.3	13.1	13.0
Network costs	2.2	2.1	4.6	4.1
Theater access fees and revenue share to founding members (including fees to related parties of $17.0, $16.9, $30.9 and $29.8, respectively)	23.9	23.2	43.5	41.1
Selling and marketing costs	10.1	10.4	19.6	20.6

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Administrative and other costs	9.1	7.0	25.0	14.2
Administrative fee—managing member	6.4	2.7	11.3	5.2
Impairment of long-lived assets	—	—	—	5.8
Depreciation expense	1.3	1.5	2.5	3.5
Amortization of intangibles recorded for network theater screen leases	6.2	6.3	12.5	12.4
Total	66.6	61.5	132.1	119.9
OPERATING (LOSS) INCOME	(2.2)	5.6	(32.8)	(16.9)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings, net (contractual interest of $22.0, $20.6, $46.4, and $37.8, respectively)	3.0	20.6	27.4	37.8
Loss (gain) on modification and retirement of debt, net	(0.1)	0.1	0.3	0.1
Gain on sale of asset	—	—	(0.3)	—
Reorganization items (1)	18.6	—	18.6	—
Other non-operating income	(0.1)	(0.1)	(0.2)	(0.2)
Total	21.4	20.6	45.8	37.7
LOSS BEFORE INCOME TAXES	(23.6)	(15.0)	(78.6)	(54.6)
Income tax expense	—	—	—	—
NET LOSS	$(23.6)	$(15.0)	$(78.6)	$(54.6)
COMPREHENSIVE LOSS	$(23.6)	$(15.0)	$(78.6)	$(54.6)
_______________________________________
(1)Reorganization items was determined by evaluating what legal and professional fees had occurred subsequent to April 11, 2023. Reorganizations items was comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Professional fees	$18.3	$—	$18.3	$—
Administrative fee - managing member	0.3	—	0.3	—
Total reorganizations items	$18.6	$—	$18.6	$—

NATIONAL CINEMEDIA, LLC - DEBTOR-IN-POSSESSION
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)
(UNAUDITED)

	Six Months Ended
	June 29, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78.6)	$(54.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2.5	3.5
Amortization of intangibles recorded for network theater screen leases	12.5	12.4
Non-cash share-based compensation	1.5	1.9
Impairment of long-lived assets	—	5.8
Amortization of debt issuance costs	3.1	4.5
Gain on sale of asset	(0.3)	—
Loss on modification and retirement of debt, net	0.3	—
Other	—	(0.2)
Founding member integration and other encumbered theater payments	4.1	1.5
Other cash flows from operating activities	—	(0.2)
Changes in operating assets and liabilities:
Receivables, net	23.4	(10.6)

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts payable and accrued expenses	30.0	1.3
Amounts due to/from founding members and managing member, net	4.7	2.5
Deferred revenue	2.2	(6.5)
Other, net	(5.7)	(1.0)
Net cash used in operating activities (1)	(0.3)	(39.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.8)	(1.5)
Proceeds from sale of asset	0.3	—
Net cash used in investing activities	(1.5)	(1.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of revolving credit facility	—	50.0
Repayment of term loan facility	(0.8)	(2.4)
Payment of debt issuance costs	(1.2)	(6.8)
Repurchase of stock for restricted stock tax withholding	—	(0.5)
Net cash (used in) provided by financing activities	(2.0)	40.3
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH:	(3.8)	(0.9)
Cash, cash equivalents and restricted cash at beginning of period	61.5	58.6
Cash, cash equivalents and restricted cash at end of period	$57.7	$57.7

NATIONAL CINEMEDIA, LLC
CONDENSED STATEMENTS OF CASH FLOWS (CONTINUED)
DEBTOR IN POSSESSION
(In millions)
(UNAUDITED)

	Six Months Ended
	June 29, 2023	June 30, 2022
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$10.4
Accrued purchases of property and equipment	$0.1	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$12.2	$35.0
_______________________________________
(1)Cash flows within Operating Activities relating to the reorganization are comprised of the following (in millions):

	Six Months Ended
	June 29, 2023	June 30, 2022
Supplemental disclosure of reorganization related operating activity:
Cash paid for professional fees	$7.1	$—
Cash paid for incremental Administrative fee - managing member	$0.3	$—
5.  INTANGIBLE ASSETS
NCM LLC’s intangible assets consist of contractual rights to provide its services within the theaters of the founding members and network affiliates. NCM LLC records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs or the term of the contract with the network affiliate. NCM LLC’s intangible assets with the founding members are recorded at the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock. NCM LLC also records intangible assets for upfront fees paid to network affiliates upon commencement of a network affiliate agreement. Pursuant to ASC 350-10—Intangibles—Goodwill and Other, NCM LLC’s intangible assets have a finite useful life and NCM LLC amortizes the assets over the remaining useful life corresponding with the ESAs or the term of the contract with the network affiliate. NCM LLC extended the useful life of the intangible asset for Cinemark and

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Regal in 2019 following the extension of the ESA term in conjunction with the 2019 ESA Amendments. There was no impact to the Payable to founding members under tax receivable agreement as the useful life of the intangible assets were not deemed to be extended for tax purposes and there were no changes made to the tax receivable agreements.
During the third quarter of 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions of reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with NCM LLC regarding the ESA. NCM LLC has also filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. The Company determined that this announced restructuring and subsequent developments constituted a triggering event for NCM LLC’s intangible asset group, including the amount related to Regal, under ASC No. 360, Impairment and Disposal of Long-Lived Assets during the third and fourth quarter of 2022. Management considered possible scenarios in a probability-weighted estimated future undiscounted cash flow analysis, including the potential of further permanent closure of the theaters within NCM LLC's network, renegotiation of the ESA terms and other potential adverse impacts to NCM LLC’s intangible asset group resulting from the Cineworld Proceeding. The estimated future cash flows calculated within the probability-weighted analysis were in excess of the net book value of NCM LLC’s intangible assets and no impairment charge was recorded in the year ended December 29, 2022. Such analysis required management to make estimates and assumptions based on historical data and consideration of future market conditions. NCM LLC has been in continued negotiations with Regal during 2023. Refer to Note 11—Subsequent Events for discussion of the resolution of NCM LLC’s negotiations with Regal and the dismissal of the adversary proceeding in the third quarter of 2023.
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
NCM LLC did not issue common membership units to its founding members for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network for the 2022 fiscal year during the six months ended June 29, 2023.
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the founding members may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the founding members make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that NCM LLC would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the founding members’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible assets. During the three and six months ended June 30, 2022, NCM LLC recorded a reduction to net intangible assets of $1.1 million and $1.3 million, respectively, related to other encumbered theater payments. During the three months ended June 29, 2023 and June 30, 2022 and six months ended June 29, 2023 and June 30, 2022, AMC and Cinemark paid a total of $0.0 million, $0.3 million, $3.9 million and $1.5 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
and one month in arrears, respectively). If common membership units are issued to a founding member for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
6.  RELATED PARTY TRANSACTIONS
Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC and NCM, Inc. and the founding members which are outlined below.
The material agreement with the managing member includes the Management Services Agreement (the “MSA”). The MSA provides that NCM, Inc. will provide certain management services to NCM LLC in exchange for the reimbursement for compensation and other expenses of NCM, Inc.’s compensation and other expenses of our offices and employees and for certain out-of-pocket costs. NCM LLC also provides certain administrative and support services to NCM, Inc., including office facilities, equipment, supplies, payroll and accounting and financial reporting. The management services provided by NCM, Inc. include but are not limited to executive oversight, sales, marketing, advertisement, production, distribution, finance and accounting support and reporting, legal support and other services and activities as are customarily performed by persons holding officer or director type positions.
Additionally, NCM Inc. purchased $25.8 million in corporate bonds of NCM LLC’s Notes due 2028 on the open market, in the quarter ended June 30, 2022. Prior to the deconsolidation of NCM LLC, these intercompany balances were eliminated on consolidation.
Founding Member Transactions—In connection with the IPO, the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and the founding members which are outlined below.
AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC operating agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC operating agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership is greater than zero) and theater access fees. Further, AMC will continue to pay beverage revenue, among other things. AMC's ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of June 29, 2023, AMC’s ownership was 0.0% of NCM LLC and NCM, Inc. As further described in Note 11-Subsequent Events, Regal will no longer be a founding member following July 14, 2023, the effective date of the Regal Advertising Agreement and the Regal Termination Agreement.
NCM LLC has been in continued negotiations with Regal following Cineworld’s petition for reorganization under Chapter 11 in 2022. Refer to Note 11—Subsequent Events for discussion of the resolution of NCM LLC’s negotiations with Regal in the third quarter of 2023.
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

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
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
    The following tables provide summaries of the transactions between NCM, Inc. and the related party founding members (in millions):

	Three Months Ended		Six Months Ended
Included in the unaudited Condensed Consolidated Statements of Operations:	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Revenue:
Beverage concessionaire revenue (included in advertising revenue) (1)	$0.8	$4.6	$4.1	$7.4
Management fee reimbursement	$7.7	$—	$7.7	$—
Operating expenses:
Theater access fee and revenue share to founding members (2)	$2.7	$16.9	$16.5	$29.8
________________________________________
(1)For the three and six months ended June 29, 2023 and June 30, 2022, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA.
(2)Comprised of payments per theater attendee, payments per digital screen with respect to the founding member theaters included in NCM LLC’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments this also includes payments to Cinemark and Regal for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”).

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	June 29, 2023	December 29, 2022
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$—	$312.2
Current payable to founding members under tax receivable agreement (2)	$0.8	$0.2
Long-term payable to founding members under tax receivable agreement (2)	$38.3	$25.5
________________________________________
(1)Refer to Note 5—Intangible Assets for further information on common unit adjustments and integration payments. This balance includes common unit adjustments issued to Cinemark and Regal. These amounts were eliminated within the deconsolidation of NCM LLC in the Condensed Consolidated Balance Sheet as of June 29, 2023.
(2)NCM, Inc. paid Cinemark and Regal $0.0 million and $0.0 million during the six months ended June 29, 2023 and June 30, 2022, respectively, in payments pursuant to the TRA for the 2022 or 2021 tax years.

Pursuant to the terms of the NCM LLC operating agreement in place since the completion of NCM, Inc.’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC operating agreement, on a quarterly basis in arrears. Due to the continued recovery of theater attendance following the COVID-19 Pandemic, the mandatory distributions of available cash by NCM LLC to NCM, Inc. for the six months ended June 29, 2023 was calculated as negative $31.6 million. Therefore, there will be no payment received for the second quarter of 2023. Under the terms of the NCM LLC operating agreement, these negative amounts will be netted against future positive available cash distributions for the second quarter each fiscal year after the extended covenant waiver holiday, contingent upon NCM LLC's compliance with the covenants outlined within the Credit Agreement Third Amendment defined within Note 7—Borrowings and in accordance with the NCM LLC operating agreement. All distributions will be deferred during the Chapter 11 Case. During the second quarter of 2023 and in accordance with the NCM operating agreement, the positive available cash

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
distribution calculated for the fourth quarter of 2022 was netted against the negative amounts calculated for the first three quarters of 2022 and removed from NCM, Inc.’s receivable balance as of June 29, 2023.
Amounts due to related party founding members, net as of December 29, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$11.1	$4.1	$15.2
Total amounts due to founding members, net	$11.1	$4.1	$15.2
7.  BORROWINGS
The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes. However, any efforts to enforce payment obligations under the debt agreements are automatically stayed as a result of the filing of the Chapter 11 Case, and the creditors’ rights of enforcement in respect of the debt agreements are subject to the applicable provisions of the Bankruptcy Code. Following the deconsolidation of NCM LLC on the petition date, there is no debt on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.

	Outstanding Balance as of
Borrowings	June 29, 2023	December 29, 2022	Maturity Date	Interest Rate
Revolving credit facility 2018	$—	$167.0	June 20, 2023	(1)
Revolving credit facility 2022	—	50.0	June 20, 2023	(1)
Term loans - first tranche	—	258.5	June 20, 2025	(1)
Term loans - second tranche	—	49.3	December 20, 2024	(1)
Senior secured notes due 2028	—	374.2	April 15, 2028	5.875%
Senior unsecured notes due 2026	—	230.0	August 15, 2026	5.750%
Total borrowings	—	1,129.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	—	(7.9)
Total borrowings, net	—	1,121.1
Less: current portion of debt	—	(1,121.1)
Carrying value of long-term debt	$—	$—
___________________________________________________
(1)The interest rates on the revolving credit facilities and term loans are described below.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”), consists of a term loan facility and a revolving credit facility. As of December 29, 2022, NCM LLC’s senior secured credit facility consisted of a $175.0 million revolving credit facility, a $258.5 million term loan (first tranche) and a $49.3 million term loan (second tranche). The obligations under the senior secured credit facility are secured by a lien on substantially all of the assets of NCM LLC.
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
On January 5, 2022, NCM LLC entered into a third amendment to its Credit Agreement (the “Credit Agreement Third Amendment”), among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended. Among other things, the Credit Agreement Third Amendment provides for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 28, 2023 and (iii) the consolidated net total leverage ratio and

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
consolidated net senior secured leverage ratio financial covenants to be set to 8.50 to 1.00 and 6.50 to 1.00, respectively, for the fiscal quarter ending on or about June 29, 2023, 8.00 to 1.00 and 6.00 to 1.00, respectively, for the fiscal quarter ending on or about September 28, 2023, and 6.25 to 1.00 and 4.50 to 1.00, respectively, for the fiscal quarter ending on or about December 28, 2023 and each fiscal quarter thereafter.
On January 17, 2023, NCM LLC entered into (i) a fourth amendment to its Credit Agreement (the “Credit Agreement Fourth Amendment”), among NCM LLC, the several banks and other financial institutions or entities from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as previously amended and (ii) Revolving Credit Agreement Amendment. The Credit Agreement Fourth Amendment and Revolving Credit Agreement Amendment provide for the addback of specified professional fees paid by NCM LLC during the period of January 6, 2023 through the date NCM LLC delivers a compliance certificate for the quarter ending on or about December 28, 2023, when calculating the sum of unrestricted cash on hand at NCM LLC and revolving credit facility availability under the Credit Agreement and Revolving Credit Agreement required to be maintained under each respective agreement.
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
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 4.00% or the base rate plus 3.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments, prior to the commencement of the Chapter 11 Case.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans is the LIBOR index plus 8.00%. The term loans amortize at a rate equal to 1.00% annually, to be paid in equal quarterly installments, prior to the commencement of the Chapter 11 Case.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s total borrowings is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. As of December 29, 2022, NCM LLC’s total availability under the $175.0 million revolving credit facility was $7.2 million, net of $167.0 million outstanding and $0.8 million letters of credit. The unused line fee is 0.50% per annum which is consistent with the previous facility. Borrowings under the revolving credit facility bear interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 3.00% to 3.50% or the base rate plus an applicable margin ranging from 2.00% to 2.50%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility is determined quarterly and is subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC's net income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs for NCM LLC plus integration payments received). The revolving credit facility 2018 was scheduled to mature on June 20, 2023. However, the maturity of the revolving credit facility has been stayed during the bankruptcy proceeding.
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC also entered into the Revolving Credit Agreement 2022 among NCM LLC, the lenders party thereto and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Revolving Credit Agreement 2022 provides for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. The Revolving Credit Agreement 2022 provides for (i) a cash interest rate of term SOFR plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminates the commitments under the Revolving Credit Agreement 2022 at any time before maturity. The Revolving Credit Agreement 2022 also contains covenants, representations and warranties and events of default that are substantially similar to the Credit Agreement. The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Agreements and senior notes. The revolving credit facility 2022 was scheduled to mature on June 20, 2023. However, the maturity of the revolving credit facility has been stayed during the bankruptcy proceeding.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes due 2026 (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016.  The Notes due 2026 pay interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017.  The Notes due 2026 were issued at 100% of the face amount thereof and are the senior unsecured obligations of NCM LLC and are effectively subordinated to all existing and future secured debt, including the Notes due 2028, its senior secured credit facility and any future asset backed loan facility. The Notes due 2026 rank equally in right of payment with all of NCM LLC’s existing and future senior indebtedness, including the Notes due 2028, NCM LLC’s existing senior secured credit facility, any future asset backed loan facility, in each case, without giving effect to collateral arrangements.  The Notes due 2026 are effectively subordinated to all liabilities of any subsidiaries that NCM LLC may form or acquire in the future, unless those subsidiaries become guarantors of the Notes due 2026.  NCM LLC does not currently have any subsidiaries, and the Notes due 2026 will not be guaranteed by any subsidiaries that NCM LLC may form or acquire in the future except in very limited circumstances.
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
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. The Notes due 2028 will mature on April 15, 2028. Interest on the Notes due 2028 accrues at a rate of 5.875% per annum and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. In the year ended December 29, 2022, NCM, Inc. purchased $25.8 million of the Notes due 2028 on the open market, reducing the principal amount owed by NCM LLC to third parties to $374.2 million as of December 29, 2022.
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
8.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—NCM, Inc. recorded income tax expense of $0.0 million for the six months ended June 29, 2023 and for the six months ended June 30, 2022 resulting in an effective tax rate of 0.0% for both periods. NCM, Inc. recorded a full valuation allowance on its net deferred tax assets as of December 29, 2022 following the determination it was more-likely-than-not that NCM, Inc. will not be able to realize the benefit of those assets. NCM, Inc. maintained a full valuation allowance as of June 29, 2023 and December 29, 2022, resulting in deferred tax expense of $0.0 million for the six months ended June 29, 2023 and the year ended December 29, 2022.
9.  COMMITMENTS AND CONTINGENCIES
Legal Actions—As discussed more fully in Note 1—The Company, on April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Case is being administered under the caption In re: National CineMedia, LLC, Case No. 23-90291.
NCM, Inc. continues to act as the manager of NCM LLC, the “debtor in possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtor in possession under the Bankruptcy Code, NCM LLC is authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to “first day” motions filed with the Bankruptcy Court, the Bankruptcy Court authorized NCM

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
LLC to conduct NCM LLC’s business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing NCM LLC to consensually use cash collateral, pay employee wages and benefits, and pay vendors and suppliers in the ordinary course for all go forward goods and services. NCM LLC will continue to pursue approval of a proposed plan of reorganization, which will incorporate the terms of the Restructuring Support Agreement.
NCM LLC’s normal operating cash flows are providing liquidity for NCM, Inc. to operate as usual and fulfill ongoing commitments to stakeholders. NCM LLC currently expects to emerge from bankruptcy within one month of this filing; however, NCM LLC’s status in Chapter 11 creates uncertainty around the future satisfaction of its liabilities, including the payments due to NCM, Inc. under the Operating Agreement and management services agreement. If NCM LLC fails to emerge from Chapter 11 in the required timeline and the Plan is not implemented, NCM, Inc. will have sufficient liquidity through the use of NCM, Inc.’s existing cash balance.
The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—NCM LLC has entered into operating lease agreements for its corporate headquarters and other regional offices. NCM LLC has options on certain of these facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. NCM LLC has right-of-use (“ROU”) assets of $16.9 million and short-term and long-term lease liabilities of $2.2 million and $18.0 million, respectively, on the balance sheet as of December 29, 2022 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the unaudited Condensed Consolidated Balance Sheets as of December 29, 2022. Following the deconsolidation of NCM LLC on the petition date, there are no ROU assets or liabilities on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.

NCM LLC has also entered into certain short-term leases with a term of less than one year. These leases are not included within NCM, Inc.’s ROU assets or lease liabilities as of December 29, 2022 due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the three and six months ended June 29, 2023 and June 30, 2022, NCM, Inc. recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Operating lease cost	$0.1	$0.9	$1.0	$1.7
Variable lease cost	—	0.1	0.1	0.3
Total lease cost	$0.1	$1.0	$1.1	$2.0
NCM, Inc. made total lease payments of $0.0 million, $1.0 million, $1.0 million and $1.9 million, during the three months ended June 29, 2023 and June 30, 2022 and six months ended June 29, 2023 and June 30, 2022, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
Operating Commitments - ESAs and Affiliate Agreements—NCM LLC has entered into long-term ESAs with the founding members and multi-year agreements with certain network affiliates, or third-party theater circuits. As further described in Note 11-Subsequent Events, Regal will no longer be a founding member following July 14, 2023, the effective date of the Regal Advertising Agreement and the Regal Termination Agreement. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. NCM LLC recognizes intangible assets upon issuance of membership units to the founding members in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide NCM LLC’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary.

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years with the next occurrence in 2027. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all founding members cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 29, 2022, NCM, Inc. had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum. Following the deconsolidation of NCM LLC on the petition date, there are no minimum payment accruals on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which NCM LLC sells advertising for display in various network affiliate theater chains, NCM LLC has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, NCM LLC has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 29, 2022, the maximum potential amount of future payments NCM LLC could be required to make pursuant to the minimum revenue guarantees is $141.7 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to fourteen years, prior to any renewal periods of which some are at the option of NCM LLC. As of December 29, 2022, NCM, Inc. had $0.4 million in liabilities recorded within “Accounts payable” in the unaudited Condensed Consolidated Balance Sheet for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate. Following the deconsolidation of NCM LLC on the petition date, there are no affiliate related liabilities on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.
10.  FAIR VALUE MEASUREMENTS
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
Equity securities without a readily determinable fair value —On a periodic basis, but no less frequently than quarterly, the investment in equity securities without readily determinable fair value is qualitatively assessed for impairment if there are events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. If a significant adverse effect on the fair value of the investment were to occur and was deemed to be other-than-temporary, the fair value of the investment would be estimated, and the amount by which the carrying value of the investment exceeds its fair value would be recorded within Net Income.

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of
	June 29, 2023	December 29, 2022
Investment in NCM LLC (1)	$11.9	$—
Other investments (2)(3)	—	0.1
Total	$11.9	$0.1
_______________________________________
(1)Refer to Note 4—Investment in Unconsolidated NCM LLC. This investment is accounted for at cost minus impairment in accordance with the measurement alternative outlined in ASC 321—Investments – Equity Securities.
(2)Following the deconsolidation of NCM LLC on the petition date, these investments are not on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.
(3)NCM LLC received equity securities in privately held companies as consideration for a portion of advertising contracts. These investments were recorded based upon the fair value of the services provided in exchange for the investment. The equity securities were accounted for under the cost method and represent an ownership of less than 20%. NCM LLC does not exert significant influence on these companies’ operating or financial activities.
Long-Lived Assets, Intangible Assets and Other Investments—As described in Note 1—The Company, the Company regularly reviews long-lived assets (primarily property, plant and equipment), intangible assets and investments accounted for under the cost or equity method for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable.  When the estimated fair value is determined to be lower than the carrying value of the asset, an impairment charge is recorded to write the asset down to its estimated fair value. Following the deconsolidation of NCM LLC on the petition date, there are no other investments on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.
Other investments consisted of the following (in millions):

	As of
	June 29, 2023	December 29, 2022
Investment in AC JV, LLC (1)(2)	$—	$0.8
Total	$—	$0.8
_______________________________________
(1)This investment is accounted for utilizing the equity method. The investment was initially valued using comparative market multiples.
(2)Following the deconsolidation of NCM LLC on the petition date, these investments are not on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023.
During the three months ended June 29, 2023 and June 30, 2022 and six months ended June 29, 2023 and June 30, 2022, NCM, Inc. recorded impairment charges of $0.0 million, $0.0 million, $0.0 million and $0.1 million, respectively, on certain of its investments due to new information regarding the fair value of the investee. As of June 29, 2023, no other observable price changes or impairments have been recorded as a result of NCM LLC’s qualitative assessment of identified events or changes in the circumstances of the investments. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—As NCM LLC is the debtor of all loans held, there is no debt on NCM, Inc.’s Condensed Consolidated Balance Sheet as of June 29, 2023. The estimated fair values of NCM, Inc.’s financial instruments where carrying values do not approximate fair value are as follows (in millions):

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of June 29, 2023		As of December 29, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value (1)
Revolving credit facility 2018	$—	$—	$167.0	$44.6
Revolving credit facility 2022	$—	$—	$50.0	$13.4
Term loans - first tranche	$—	$—	$258.5	$65.8
Term loans - second tranche	$—	$—	$49.3	$13.1
Notes due 2026	$—	$—	$230.0	$6.9
Notes due 2028	$—	$—	$374.2	$91.7
____________________________________________
(1)NCM LLC has estimated the fair value on an average of at least two non-binding broker quotes and the Company’s analysis. If NCM LLC were to measure the borrowings in the above table at fair value on the balance sheet they would be classified as Level 2.
Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the NCM, Inc.’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value as of June 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$0.8	$0.8	$—	$—
Short-term marketable securities (2)	1.0	—	1.0	—
Long-term corporate bonds (2)(3)	7.7	—	7.7	—
Total assets	$9.5	$0.8	$8.7	$—

		Fair Value Measurements at Reporting Date Using
	Fair Value as of December 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$0.8	$0.8	$—	$—
Short-term marketable securities (2)	0.7	—	0.7	—
Long-term marketable securities (2)	0.3	—	0.3	—
Total assets	$1.8	$0.8	$1.0	$—
___________________________________________
(1)Cash Equivalents—NCM, Inc.’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which NCM, Inc. has classified as Level 1 given the active market for these accounts.
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. NCM, Inc.’s government agency bonds, corporate bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of NCM, Inc.’s government agency bonds and municipal bonds are derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of corporate bonds, commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. Original cost of short term marketable securities is based on the specific identification method. As of June 29, 2023 and December 29, 2022, there were $8.5 million and $0.2 million, respectively, of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. NCM, Inc. has not recorded an allowance for credit losses for the

NATIONAL CINEMEDIA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
marketable securities balance as of June 29, 2023 or December 29, 2022 given the immaterial difference between the amortized cost basis and the aggregate fair value of NCM, Inc.'s securities.
(3)NCM Inc. purchased $25.8 million of the Notes due 2028 on the open market, in the quarter ended June 30, 2022. Prior to the deconsolidation of NCM LLC, these intercompany balances were eliminated on consolidation.
The amortized cost basis, aggregate fair value and maturities of the Level 1 fair value securities NCM, Inc. held as of June 29, 2023 and December 29, 2022 were as follows:

	As of June 29, 2023
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
LEVEL 1 FAIR VALUE SECURITIES:
Short-term certificates of deposit	$1.0	$1.0	0.6
Total short-term marketable securities	1.0	1.0

Long-term corporate bonds	25.8	7.7	4.9
Total long-term marketable securities	25.8	7.7
Total marketable securities	$26.8	$8.7

	As of December 29, 2022
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
LEVEL 1 FAIR VALUE SECURITIES:
Short-term certificates of deposit	$0.7	$0.7	1.0
Total short-term marketable securities	0.7	0.7

Long-term certificates of deposit	0.3	0.3	1.3
Total long-term marketable securities	0.3	0.3
Total marketable securities	$1.0	$1.0
___________________________________
(1)Maturities—Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. NCM, Inc. considers the securities to be liquid and convertible to cash within 30 days.
11.  SUBSEQUENT EVENT
Regal Agreements—On June 3, 2023, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. The Regal Advertising Agreement provides that NCM LLC will acquire the exclusive right to provide on-screen advertisements at Regal’s theaters for a term of ten years in exchange for payments based on the attendance at Regal’s theaters and the revenue generated by NCM LLC through advertising displayed in Regal’s theaters.
Pursuant to the Regal Advertising Agreement, NCM LLC will have the right to display advertising in Regal’s theaters with a program of inventory that provides for (i) up to five minutes in length for exhibition on-screen immediately prior to showtime of a feature film or digital programming event, (ii) up to ten minutes immediately after the showtime of a feature film, extending the time available to NCM LLC by five minutes, and (iii) the Platinum Spot that may be exhibited on-screen prior to the last two trailers, which may be either thirty or sixty seconds in length, and subject to Regal’s approval, NCM LLC may display two thirty-second spots in the Platinum Spot and a Gold Spot, a thirty second spot displayed immediately prior to the fourth trailer preceding a feature film or digital programming event.
Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected the ESA and it was terminated. Additionally Regal and Regal’s affiliates’ waive all rights and interests as to the Tax Receivable Agreement, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Third

Amended and Restated Limited Liability Company Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal has also agreed to support NCM LLC’s Plan and surrender all shares in the Company upon the effective date of the Plan. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision.
The Regal Termination Agreement will result in the material disposal of the intangible asset related to the common unit adjustments and ESA extension costs for Regal included on NCM LLC’s Condensed Balance Sheet included within Note 4—Investment in Unconsolidated NCM LLC. Subsequent to June 29, 2023, Regal will no longer be a founding member or a related party to NCM, Inc. or NCM LLC.
Delisting of our Common Stock from NASDAQ—On July 28, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that the Nasdaq Hearings Panel (the “Panel”) had approved the Company’s request for continued listing subject to the Company demonstrating compliance with Nasdaq’s continued listing requirements on or before August 31, 2023. As previously disclosed, on April 21, 2023, the Company requested an appeal with the Panel regarding a determination by the Listing Qualifications department of Nasdaq to delist the Company’s securities following NCM LLC’s Chapter 11 Case, and, on June 14, 2023, the Panel approved the Company’s request for continued listing on an interim basis through July 26, 2023.

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
Bankruptcy Filing
As a result of the commencement of NCM LLC’s Chapter 11 Case on April 11, 2023, we are operating as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 Case, we intend to de-lever NCM LLC’s balance sheet and reduce overall indebtedness. Additionally, as a debtor in possession, certain of NCM LLC’s activities are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business. On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. In order for the Plan to become effective, NCM LLC must satisfy a number of conditions, which include the funding of an exit financing facility and NCM, Inc. implementing a reverse stock split. NCM, Inc. currently has a special meeting of the stockholders scheduled for August 2, 2023 and NCM LLC is diligently working to complete all other conditions, but there can be no guarantee that NCM LLC will successfully implement the Plan or that the Plan will be implemented in a time frame that is acceptable to the Bankruptcy Court.
Deconsolidation of NCM LLC
Subsequent to April 11, 2023, while NCM, Inc. continues to manage NCM LLC, the “debtor in possession”, as the Company no longer controls NCM LLC for accounting purposes, NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023 and recorded as an investment accounted for in accordance with ASC 321 on the unaudited Condensed Consolidated Balance Sheet as of June 29, 2023.
Delisting of our Common Stock from NASDAQ
On April 19, 2023, NCM, Inc. received a letter from Nasdaq indicating that as a result of NCM LLC filing the Chapter 11 Case, and in accordance with Nasdaq Listing Rule 5100, the Nasdaq Staff determined that the Company is a “public shell” and that continued listing of NCM, Inc.’s common stock is no longer warranted. The letter advised that Nasdaq would suspend trading of the common stock on April 28, 2023 and that Nasdaq would file a Form 25-NSE with the Securities and Exchange Commission to effect the delisting of the common stock unless NCM, Inc. requested an appeal of this determination. NCM, Inc. filed such an appeal with the Panel on April 21, 2023 and had a hearing on May 25, 2023. On June 14, 2023, the Company received written notice from Nasdaq that the Panel had approved the Company’s request for continued listing, on an interim basis through at least July 26, 2023, subject to the Company updating the Panel on the status of the Chapter 11 Case and confirmation of the Plan. The Company updated the Panel regarding the confirmation of the Plan. The suspension and delisting of NCM, Inc.’s securities has been stayed pending the Panel’s final decision. On July 28, 2023, the Company received written notice from Nasdaq that the Panel had approved the Company’s request for continued listing subject to the Company demonstrating compliance with Nasdaq’s continued listing requirements on or before August 31, 2023. As previously disclosed, on April 21, 2023, the Company requested an appeal with the Panel regarding a determination by the Listing Qualifications department of Nasdaq to delist the Company’s securities following NCM LLC’s Chapter 11 Case, and, on June 14, 2023, the Panel approved the Company’s request for continued listing on an interim basis through July 26, 2023.
Overview

NCM, Inc. is the sole manager of NCM LLC, America’s Movie Network. NCM, Inc. derives revenue principally from its role as the manager of NCM LLC. As the largest cinema advertising network in North America, NCM LLC is a media company dedicated to uniting brands with young, diverse audiences through the power of movies and pop culture. NCM LLC derives revenue principally from the sale of advertising to national, regional and local businesses in its Noovie® show, a cinema advertising and entertainment show seen on movie screens across the U.S.
NCM LLC has long-term ESAs (approximately 16.2 weighted average years) with the founding members and multi-year agreements with network affiliates, which expire at various dates between August 9, 2023 and December 31, 2037. The weighted average remaining term of the ESAs and the network affiliate agreements is 13.3 years as of June 29, 2023. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie show and LEN programming are distributed predominantly via satellite through our proprietary DCN.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage NCM LLC’s business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, national, local and regional and total advertising revenue per attendee. We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and any future dividends declared by our Board of Directors.
Recent Developments
Cineworld Proceeding—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA with NCM LLC, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with NCM LLC. NCM LLC also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties worked towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. In lieu of litigating Regal’s potential rejection of the ESA and NCM LLC’s adversary proceeding against Regal, the parties negotiated a Network Affiliate Transaction Agreement and a Joint Venture Termination and Settlement Agreement. The Network Affiliate Transaction Agreement was effective on July 14, 2023 and provides that NCM LLC will acquire the exclusive right to provide on-screen advertisements at Regal’s theaters for a term of ten years in exchange for payments based on the attendance at Regal’s theaters and the revenue generated by NCM LLC through advertising displayed in Regal’s theaters.
Pursuant to the Regal Advertising Agreement, NCM LLC will have the right to display advertising in Regal’s theaters with a program of inventory that provides for (i) up to five minutes in length for exhibition on-screen immediately prior to showtime of a feature film or digital programming event, (ii) up to ten minutes immediately after the showtime of a feature film, extending the time available to NCM LLC by five minutes, and (iii) the Platinum Spot that may be exhibited on-screen prior to the last two trailers, which may be either thirty or sixty seconds in length, and subject to Regal’s approval, NCM LLC may display two thirty-second spots in the Platinum Spot and a Gold Spot, a thirty second spot displayed immediately prior to the fourth trailer preceding a feature film or digital programming event.
Pursuant to the Regal Termination Agreement, the ESA was rejected by Regal and is terminated. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement, and Regal and Regal’s affiliates waived and released claims against other parties thereto. Regal has also agreed to support NCM LLC’s Plan and surrender all shares in the Company upon the effective date of the Plan. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Following the Regal Termination Agreement, Regal will no longer be a founding member and will be included within the network affiliate metrics.
Selected Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—Within the financial results outlined below, all periods subsequent to the deconsolidation of NCM LLC on April 11, 2023 represent activity and balances for NCM, Inc. standalone, and all activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. The operating results for NCM LLC, which management believes better represent the Company's historical consolidated performance, are presented separately subsequent to the operating data for NCM, Inc., which is presented below (dollars in millions, except share and margin data):

					% Change
	Q2 2023	Q2 2022	YTD 2023	YTD 2022	Q2 2022 to Q2 2023	YTD 2022 to YTD 2023
Revenue	$14.8	$67.1	$49.7	$103.0	(77.9)%	(51.7)%
Operating expenses:
Advertising operating costs	1.0	8.3	6.7	13.0	(88.0)%	(48.5)%
Network costs	0.3	2.1	2.7	4.1	(85.7)%	(34.1)%
Theater access fees and revenue share to founding members	3.7	23.2	23.3	41.1	(84.1)%	(43.3)%
Selling and marketing costs	1.1	10.4	10.6	20.6	(89.4)%	(48.5)%
Administrative and other costs	12.5	9.7	33.3	19.4	28.9%	71.6%
Impairment of long-lived assets	—	—	—	5.8	—%	(100.0)%
Depreciation expense	0.2	1.5	1.5	3.5	(86.7)%	(57.1)%
Amortization of intangibles recorded for network theater screen leases	0.9	6.3	7.1	12.4	(85.7)%	(42.7)%
Total operating expenses	19.7	61.5	85.2	119.9	(68.0)%	(28.9)%
Operating (loss) income	(4.9)	5.6	(35.5)	(16.9)	(187.5)%	110.1%
Non-operating (income) expense, net	(550.2)	14.2	(526.8)	37.7	(3974.6)%	(1497.3)%
Income tax expense	—	—	—	—	—%	—%
Net loss attributable to noncontrolling interests	—	(7.9)	(8.5)	(28.7)	(100.0)%	(70.4)%
Net income (loss) attributable to NCM, Inc.	$545.3	$(0.7)	$499.8	$(25.9)	(78000.0)%	(2029.7)%

Net income (loss) per NCM, Inc. basic share	$3.13	$(0.01)	$3.13	$(0.32)	(31400.0)%	(1078.1)%
Net income (loss) per NCM, Inc. diluted share	$3.13	$(0.01)	$2.83	$(0.32)	(31400.0)%	(984.4)%

Basis of Presentation
The results of operations data for the three months ended June 29, 2023 (second quarter of 2023) and June 30, 2022 (second quarter of 2022) and the six months ended June 29, 2023 and June 30, 2022 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes. Within the results of operations outlined below, all periods subsequent to the deconsolidation of NCM LLC on April 11, 2023 represent activity and balances for NCM, Inc. standalone and all activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC.
Results of Operations
Second Quarter of 2023 and Second Quarter of 2022 for NCM, Inc.
Revenue. Total revenue decreased 77.9%, from $67.1 million for the second quarter of 2022 to $14.8 million for the second quarter of 2023. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q2 2023	Q2 2022	Q2 2022 to Q2 2023	Q2 2022 to Q2 2023
Advertising revenue	$7.1	$67.1	$(60.0)	(89.4)%
Management fee reimbursement	7.7	—	7.7	—%
Total revenue	$14.8	$67.1	$(52.3)	(77.9)%
Advertising revenue. National advertising revenue decreased by $60.0 million, or 89.4%, from $67.1 million for the second quarter of 2022 to $7.1 million for the second quarter of 2023. This decrease was due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $7.1 million of revenue for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.
Management fee reimbursement. Management fee reimbursement increased $7.7 million, from $0.0 million for the second quarter of 2022 to $7.7 million for the second quarter of 2023. This increase was primarily due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes and represents the revenue recognized by NCM, Inc. for managing NCM LLC during the second quarter of 2023 that historically would have been eliminated upon consolidation. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC.
Operating expenses. Total operating expenses decreased $41.8 million, or 68.0%, from $61.5 million for the second quarter of 2022 to $19.7 million for the second quarter of 2023. The following table shows the changes in operating expense for the second quarter of 2023 and the second quarter of 2022 (in millions):

			$ Change	% Change
	Q2 2023	Q2 2022	Q2 2022 to Q2 2023	Q2 2022 to Q2 2023
Advertising operating costs	$1.0	$8.3	$(7.3)	(88.0)%
Network costs	0.3	2.1	(1.8)	(85.7)%
Theater access fees and revenue share—founding members	3.7	23.2	(19.5)	(84.1)%
Selling and marketing costs	1.1	10.4	(9.3)	(89.4)%
Administrative and other costs	12.5	9.7	2.8	28.9%
Impairment of long-lived assets	—	—	—	—%
Depreciation expense	0.2	1.5	(1.3)	(86.7)%
Amortization of intangibles recorded for network theater screen leases	0.9	6.3	(5.4)	(85.7)%
Total operating expenses	$19.7	$61.5	$(41.8)	(68.0)%
Advertising operating costs. Advertising operating costs decreased $7.3 million, or 88.0%, from $8.3 million for the second quarter of 2022 to $1.0 million for the second quarter of 2023. This decrease was due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $1.0 million of expense for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.

Network costs. Network costs decreased $1.8 million, or 85.7%, from $2.1 million for the second quarter of 2022 to $0.3 million for the second quarter of 2023. This decrease was due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $0.3 million of expense for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased by $19.5 million, or 84.1%, from $23.2 million for the second quarter of 2022 to $3.7 million for the second quarter of 2023. This decrease was due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $3.7 million of expense for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.
Selling and marketing costs. Selling and marketing costs decreased $9.3 million, or 89.4%, from $10.4 million for the second quarter of 2022 to $1.1 million for the second quarter of 2023. This decrease was due to the deconsolidation of

NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $1.1 million of expense for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.
Administrative and other costs. Administrative and other costs increased $2.8 million, or 28.9%, from $9.7 million for the second quarter of 2022 to $12.5 million for the second quarter of 2023. The increase was primarily due to an increase in legal and professional fees incurred related to the Chapter 11 Case and Cineworld Proceeding in the second quarter of 2023, as well as, an increase in personnel related costs related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case.
Depreciation expense. Depreciation expense decreased $1.3 million, or 86.7%, from $1.5 million for the second quarter of 2022 to $0.2 million in the second quarter of 2023. This decrease was due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $0.2 million of expense for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen decreased $5.4 million, or 85.7%, from $6.3 million for the second quarter of 2022 to $0.9 million for the first quarter of 2023. This decrease was due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, with the $0.9 million of expense for the second quarter of 2023 representing the 12 days of activity of NCM LLC within the second quarter prior to the deconsolidation event on April 11, 2023.
Non-operating income. Total non-operating income increased $564.4 million, or 3974.6%, from $14.2 million of non-operating expenses for the second quarter of 2022 to $550.2 million non-operating income for the second quarter of 2023. The following table shows the changes in non-operating expense for the second quarter of 2023 and the second quarter of 2022 (in millions):

			$ Change	% Change
	Q2 2023	Q2 2022	Q2 2022 to Q2 2023	Q2 2022 to Q2 2023
Interest on borrowings	$3.1	$20.4	$(17.3)	(84.8)%
Gain on modification and retirement of debt, net	—	(5.9)	5.9	100.0%
Loss (gain) on the re-measurement of the payable to founding members under the tax receivable agreement	4.0	(0.1)	4.1	(4100.0)%
Gain on deconsolidation of NCM LLC	(557.7)	—	(557.7)	—
Other non-operating expense (income)	0.4	(0.2)	0.6	(300.0)%
Total non-operating (income) expense	$(550.2)	$14.2	$(564.4)	(3974.6)%
The increase in non-operating income was largely driven by the gain recognized upon the deconsolidation of NCM LLC of $557.7 million and a $17.3 million decrease in interest on borrowings due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes. These increases were partially offset by a $5.9 million decrease in gain on modification and retirement of debt, net due to NCM, Inc.’s purchase of certain of the Notes due 2028 on the open market during the second quarter of 2022, reducing the principal amount owed by NCM LLC to third parties, with no comparable purchases in the current year, and the loss on the re-measurement of the payable to founding members under the tax receivable agreement increased by $4.1 million, or 4100.0% from a gain of $0.1 million for the second quarter of 2022, to a loss of $4.0 million for the second quarter of 2023.
Results of Operations for NCM LLC for the Second Quarter of 2023 and Second Quarter of 2022

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the three months ended June 29, 2023 (second quarter of 2023) and June 30, 2022 (second quarter of 2022) for NCM LLC:

			$ Change	% Change
	Q2 2023	Q2 2022	Q2 2022 to Q2 2023	Q2 2022 to Q2 2023
Revenue	$64.4	$67.1	$(2.7)	(4.0)%
Operating expenses:
Advertising operating costs	7.4	8.3	(0.9)	(10.8)%
Network costs	2.2	2.1	0.1	4.8%
Theater access fees and revenue share to founding members	23.9	23.2	0.7	3.0%
Selling and marketing costs	10.1	10.4	(0.3)	(2.9)%
Administrative and other costs	15.5	9.7	5.8	59.9%
Impairment of long-lived assets	—	—	—	—%
Depreciation expense	1.3	1.5	(0.2)	(13.3)%
Amortization of intangibles recorded for network theater screen leases	6.2	6.3	(0.1)	(1.6)%
Total operating expenses	66.6	61.5	5.1	8.3%
Operating (loss) income	$(2.2)	$5.6	$(7.8)	(139.4)%

Adjusted OIBDA	$12.5	$15.1	$(2.6)	(17.3)%
Adjusted OIBDA margin	19.7%	22.5%	(2.8)%	(12.4)%
Total theater attendance (in millions) (1)	134.9	124.2	10.7	8.6%
Revenue. Revenue decreased $2.7 million, or 4.0%, from $67.1 million for the second quarter of 2022 to $64.4 million for the second quarter of 2023.
National advertising revenue decreased by $6.4 million, or 12.7% from $50.8 million for the second quarter of 2022 to $44.3 million for the second quarter of 2023. The decrease in national advertising revenue was primarily due to a 18.7% decrease in national advertising utilization in the second quarter of 2023, as compared to the second quarter of 2022, as well as lower scatter market revenue in the second quarter of 2023, as compared to the second quarter of 2022. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in NCM LLC’s Noovie show, which can be expanded, should market demand dictate.
Local and regional advertising revenue increased by $2.9 million, or 27.7% from $10.5 million for the second quarter of 2022 to $13.4 million for the second quarter of 2023. The increase in local and regional advertising revenue was primarily due to an increase in contract activity and size within the government, healthcare, education, arts, and beverages service categories in the second quarter of 2023, as compared to the second quarter of 2022.
National advertising from the founding members beverage concessionaire agreement increased $0.8 million, or 14.2% from $5.8 million for the second quarter of 2022 to $6.6 million for the second quarter of 2023. The increase was due to a 10.8% increase in founding member attendance as well as an average 3% rate increase for the second quarter of 2023, as compared to the second quarter of 2022.
Advertising operating costs. Advertising operating costs decreased $0.9 million, or 10.8%, from $8.3 million for the second quarter of 2022 to $7.4 million for the second quarter of 2023. The decrease was due primarily to a $1.0 million decrease in advertising affiliate payments due in part to lower in cinema revenue for the second quarter 2023, as compared to the second quarter of 2022.
Network costs. Network costs increased $0.1 million, or 4.8%, from $2.1 million for the second quarter of 2022 to $2.2 million for the second quarter of 2023.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased by $0.7 million, or 3.0%, from $23.2 million for the second quarter of 2022 to $23.9 million for the second quarter of 2023. This increase consisted of a $1.4 million increase due to the 10.8% increase in founding member theater attendance in the second quarter of 2023, as compared to the second quarter of 2022, and a $0.1 million increase due to an increase in average rate per active screens in the second quarter of 2023, as compared to the second quarter of 2022. These increases were offset by a $0.8 million decrease in revenue share for the second quarter of 2023, as compared to the second quarter of 2022.
Selling and marketing costs. Selling and marketing costs decreased $0.3 million, or 2.9%, from $10.4 million for the second quarter of 2022 to $10.1 million for the second quarter of 2023. The decrease was primarily due to a $0.4 million decrease in bad debt expense for the second quarter of 2023, as compared to the second quarter of 2022.
Administrative and other costs. Administrative and other costs increased $5.8 million, or 59.9%, from $9.7 million for the second quarter of 2022 to $15.5 million for the second quarter of 2023. The increase was primarily related to a $6.0 million increase in legal and professional fees incurred in the second quarter of 2023 prior to the petition date related to the Chapter 11 Case and Cineworld Proceeding. All fees incurred to related to the Chapter 11 Case subsequent to the petition date have been presented within ‘Reorganization Items’ on the unaudited Condensed Balance Sheet for NCM LLC.
Depreciation expense. Depreciation expense decreased $0.2 million, or 13.3%, from $1.5 million for the second quarter of 2022 to $1.3 million in the second quarter of 2023.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen decreased $0.1 million, or 1.6%, from $6.3 million for the second quarter of 2022 to $6.2 million for the second quarter of 2023.
Six months ended June 29, 2023 and June 30, 2022 for NCM, Inc.
Revenue. Total revenue decreased $53.3 million, or 51.7%, from $103.0 million for the six months ended June 30, 2022 to $49.7 million for the six months ended June 29, 2023.  The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	June 29, 2023	June 30, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Advertising revenue	$42.0	$103.0	$(61.0)	(59.2)%
Management fee reimbursement	7.7	—	7.7	—%
Total revenue	$49.7	$103.0	$(53.3)	(51.7)%
Advertising revenue. National advertising revenue decreased by $61.0 million, or 59.2%, from $103.0 million for the six months ended June 30, 2022 to $42.0 million for the six months ended June 29, 2023. This decrease was primarily due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes.

Management fee reimbursement. Management fee reimbursement increased from $7.7 million from $0.0 million for the six months ended June 30, 2022 to $7.7 million for the six months ended June 29, 2023. This increase was primarily due to the deconsolidation of NCM LLC on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes and represents the revenue recognized by NCM, Inc. for managing NCM LLC during the second quarter of 2023 that historically would have been eliminated upon consolidation. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC.
Operating expenses. Total operating expenses decreased $34.7 million, or 28.9%, from $119.9 million for the six months ended June 30, 2022 to $85.2 million for the six months ended June 29, 2023. The following table shows the changes in operating expense for the six months ended June 29, 2023 and June 30, 2022 (in millions):

	Six Months Ended		$ Change	% Change
	June 29, 2023	June 30, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Advertising operating costs	$6.7	$13.0	$(6.3)	(48.5)%
Network costs	2.7	4.1	(1.4)	(34.1)%
Theater access fees and revenue share—founding members	23.3	41.1	(17.8)	(43.3)%
Selling and marketing costs	10.6	20.6	(10.0)	(48.5)%
Administrative and other costs	33.3	19.4	13.9	71.6%
Impairment of long-lived assets	—	5.8	(5.8)	(100.0)%
Depreciation expense	1.5	3.5	(2.0)	(57.1)%
Amortization of intangibles recorded for network theater screen leases	7.1	12.4	(5.3)	(42.7)%
Total operating expenses	$85.2	$119.9	$(34.7)	(28.9)%
Advertising operating costs. Advertising operating costs decreased $6.3 million, or 48.5%, from $13.0 million for the six months ended June 30, 2022 to $6.7 million for the six months ended June 29, 2023. The $6.7 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within 2023 prior to the deconsolidation event on April 11, 2023.
Network costs. Network costs decreased $1.4 million, or 34.1%, from $4.1 million for the six months ended June 30, 2022, to $2.7 million for the six months ended June 29, 2023. The $2.7 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within 2023 prior to the deconsolidation event on April 11, 2023.
Theater access fees and revenue share—founding members. Theater access fees and revenue share decreased $17.8 million, or 43.3%, from $41.1 million for the six months ended June 30, 2022 to $23.3 million for the six months ended June 29, 2023. The $23.3 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within 2023 prior to the deconsolidation event on April 11, 2023.
Selling and marketing costs. Selling and marketing costs decreased $10.0 million, or 48.5%, from $20.6 million for the six months ended June 30, 2022 to $10.6 million for the six months ended June 29, 2023. The $10.6 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within 2023 prior to the deconsolidation event on April 11, 2023.
Administrative and other costs. Administrative and other costs increased $13.9 million, or 71.6%, from $19.4 million for the six months ended June 30, 2022 to $33.3 million for the six months ended June 29, 2023. The increase is due to costs incurred through the petition date related to NCM LLC’s Chapter 11 Case, as well as, expenses incurred directly by NCM, Inc. related to NCM LLC’s Chapter 11 Case, increase in NCM., Inc. personnel related costs related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case and an allocation of NCM LLC expenses related to NCM LLC administrative services utilized by NCM, Inc.
Impairment of long-lived assets. Impairment of long-lived assets decreased $5.8 million, or (100.0)%, from $5.8 million for the six months ended June 30, 2022 to $0.0 million for the six months ended June 29, 2023. The $5.8 million of expense for the six months ended June 30, 2022 was due to the write-off of certain long-lived intangible assets, with no comparable write-offs in the current year.
Depreciation expense. Depreciation expense decreased $2.0 million, or 57.1%, from $3.5 million for the six months ended June 30, 2022 to $1.5 million for the six months ended June 29, 2023. The $1.5 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within the six months ended June 30, 2022 prior to the deconsolidation event on April 11, 2023.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen decreased $5.3 million, or 42.7%, from $12.4 million for the six months ended June 30, 2022 to $7.1 million for the six months ended June 29, 2023. The $7.1 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within the six months ended June 29, 2023 prior to the deconsolidation event on April 11, 2023.
Non-operating income. Total non-operating income increased $564.5 million, or 1497.3%, from $37.7 million of non-operating loss for the six months ended June 30, 2022 to $526.8 on non-operating income for the six months ended June 29, 2023. The following table shows the changes in non-operating loss for the six months ended June 29, 2023 and June 30, 2022 (in millions):

	Six Months Ended		$ Change	% Change
	June 29, 2023	June 30, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Interest on borrowings	$27.1	$37.6	$(10.5)	(27.9)%
Loss (gain) on modification and retirement of debt	0.4	(5.9)	6.3	(106.8)%
Loss on the re-measurement of the payable to founding members under the tax receivable agreement	3.4	6.3	(2.9)	(46.0)%
Gain on sale of asset	(0.3)	—	(0.3)	—%
Gain on deconsolidation of NCM LLC	(557.7)	—	(557.7)	—%
Other non-operating expense (income)	0.3	(0.3)	0.6	(200.0)%
Total non-operating (income) expense	$(526.8)	$37.7	$(564.5)	(1497.3)%
The increase in non-operating income was largely driven by the gain on deconsolidation of NCM LLC $557.7 million recorded on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes. Additionally, there was a $10.5 million decrease in interest on borrowings caused by the Chapter 11 Case filed by NCM LLC, and a $2.9 million decrease in the loss on the re-measurement of the payable to the founding members under the tax receivable agreement. This increase was partially offset by a $6.3 million decrease in gain on modification and retirement of debt, net due to NCM, Inc.’s purchase of certain of the Notes due 2028 on the open market during the second quarter of 2022, reducing the principal amount owed by NCM LLC to third parties, with no comparable purchases in the current year.
Results of Operations for NCM LLC for the six months ended June 29, 2023 and June 30, 2022
The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data)for the six months ended June 29, 2023 (second quarter of 2023) and June 30, 2022 (second quarter of 2022) for NCM LLC:

	Six Months Ended		$ Change	% Change
	June 29, 2023	June 30, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Revenue	$99.3	$103.0	$(3.7)	(3.6)%
Operating expenses:
Advertising operating costs	13.1	13.0	0.1	0.8%
Network costs	4.6	4.1	0.5	12.2%
Theater access fees and revenue share to founding members	43.5	41.1	2.4	5.8%
Selling and marketing costs	19.6	20.6	(1.0)	(4.9)%
Administrative and other costs	36.3	19.4	16.9	87.1%
Impairment of long-lived assets	—	5.8	(5.8)	(100.0)%
Depreciation expense	2.5	3.5	(1.0)	(28.6)%
Amortization of intangibles recorded for network theater screen leases	12.5	12.4	0.1	0.8%
Total operating expenses	132.1	119.9	12.2	10.2%
Operating loss	$(32.8)	$(16.9)	$(15.9)	94.1%

Adjusted OIBDA	$1.6	$8.2	$(6.6)	(80.5)%
Adjusted OIBDA margin	1.6%	8.0%	(6.4)%	(80.0)%
Total theater attendance (in millions) (1)	224.9	200.2	24.7	12.3%
Revenue. Revenue decreased $3.7 million, or 3.6%, from $103.0 million for the six months ended June 30, 2022 to $99.3 million for the six months ended June 29, 2023.
National advertising revenue decreased by $10.2 million, or 13.2% from $77.0 million for the six months ended June 30, 2022 to $66.8 million for the six months ended June 29, 2023. The decrease in national advertising revenue was primarily due to a 16.7% decrease in national advertising utilization in the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, as well as lower scatter market revenue in the six months ended June 29, 2023, as compared to the six months ended June 30, 2022. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in NCM LLC’s Noovie show, which can be expanded, should market demand dictate.
Local and regional advertising revenue increased by $4.8 million, or 29.3% from $16.6 million for the six months ended June 30, 2022 to $21.4 million for the six months ended June 29, 2023. The increase in local and regional advertising revenue was primarily due to an increase in contract activity and size within the government, healthcare, education, arts, retail, professional and beverages service categories in the second quarter of 2023, as compared to the second quarter of 2022.
National advertising from the founding members beverage concessionaire agreement increased $1.7 million, or 17.7% from $9.4 million for the six months ended June 30, 2022 to $11.1 million for the six months ended June 29, 2023. The increase was due to a 14.2% increase in founding member attendance and an average 3% rate increase for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022.
Advertising operating costs. Advertising operating costs increased $0.1 million, or 0.8%, from $13.0 million for the for the six months ended June 30, 2022 to $13.1 million for the six months ended June 29, 2023.
Network costs. Network costs increased $0.5 million, or 12.2%, from $4.1 million for the six months ended June 30, 2022 to $4.6 million for the six months ended June 29, 2023. The increase was primarily due to a $0.5 million increase in personnel related costs for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022.
Theater access fees and revenue share—founding members. Theater access fees and revenue share increased by $2.4 million, or 5.8%, from $41.1 million for the six months ended June 30, 2022 to $43.5 million for the six months ended June 29, 2023. This increase was primarily caused by a $2.8 million increase due to the 14.2% increase in founding member theater attendance for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, and a $0.3 million increase due to an increase in average rate per active screens for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022. These increases were offset by a $0.7 million decrease in revenue share for the six months ended June 29, 2023, as compared to six months ended June 30, 2022.
Selling and marketing costs. Selling and marketing costs decreased $1.0 million, or 4.9%, from $20.6 million for the six months ended June 30, 2022 to $19.6 million for the six months ended June 29, 2023. The decrease was primarily related to a $1.9 million decrease in selling related expenses, as well, as a $0.5 decrease in bad debt expense. These decreases were offset by a $0.9 million increase in personnel related costs for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, driven by an increase in commissions to local sales account directors in line with the increase in local revenue.
Administrative and other costs. Administrative and other costs increased $16.9 million, or 87.1%, from $19.4 million for the six months ended June 30, 2022 to $36.3 million for the six months ended June 29, 2023. The increase was primarily related to a $16.7 million increase in legal and professional fees incurred in the first and second quarter of 2023 prior to the petition date related to the Chapter 11 Case and Cineworld Proceeding. All fees incurred to related to the Chapter 11 Case subsequent to the petition date have been presented within ‘Reorganization Items’ on the unaudited Condensed Balance Sheet for NCM LLC.
Depreciation expense. Depreciation expense decreased $1.0 million, or 28.6%, from $3.5 million for the six months ended June 30, 2022 to $2.5 million for the six months ended June 29, 2023. The was primarily due to a decrease in depreciable property & equipment for the six months ended June 29, 2023 compared to the six months ended June 30, 2022.
Amortization of intangibles recorded for network theater screen leases. Amortization of intangibles recorded for network theater screen increased $0.1 million, or 0.8%, from 12.4 million for the six months ended June 30, 2022 to $12.5 million for the six months ended June 29, 2023.
Non-GAAP Financial Measures for NCM LLC
Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets, and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, impairment of long-lived assets and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, impairments of long-lived assets and advisor fees related to involvement in the Cineworld Proceeding or Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s debt agreement.
The following table reconciles operating income to Adjusted OIBDA for NCM LLC for the periods presented (dollars in millions):

	Q2 2023	Q2 2022	YTD 2023	YTD 2022
Operating (loss) income	$(2.2)	$5.6	$(32.8)	$(16.9)
Depreciation expense	1.3	1.5	2.5	3.5
Amortization of intangibles recorded for network theater screen leases (1)	6.2	6.3	12.5	12.4
Share-based compensation costs (2)	1.2	1.7	2.7	3.0
Impairment of long-lived assets (3)	—	—	—	5.8
Sales force reorganization costs (4)	—	—	—	0.4
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case included within Operating Income (5)	6.0	—	16.7	—
Adjusted OIBDA	$12.5	$15.1	$1.6	$11.2
Total revenue	$64.4	$67.1	$99.3	$103.0
Adjusted OIBDA margin	19.4%	22.5%	1.6%	10.9%
____________________________________________
(1)Following the adoption of ASC 842, as discussed within Note 9 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document, amortization of the ESA and affiliate intangible balances is considered a form of lease expense and has been reclassified to this account as of the adoption date, December 28, 2018. The Company adopted ASC 842 prospectively and thus, prior period balances remain within amortization expense.
(2)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in NCM LLC’s unaudited Condensed Consolidated Financial Statements.
(3)The impairment of long-lived assets primarily relates to the write down of certain internally developed software no longer in use.
(4)Sales force reorganization costs represents redundancy costs associated with changes to NCM LLC’s sales force implemented during the first quarter of 2022.
(5)Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case during the first quarter of 2023, as well as retention related expenses and retainers to the members of the special and restructuring committees of the Company’s Board of Directors.
Known Trends and Uncertainties
Chapter 11 Case—We expect NCM LLC to emerge from Chapter 11 within one month of this filing. Emergence is contingent upon numerous factors, many of which are out of the Company’s control. Major factors include implementing the approved Chapter 11 Plan of reorganization, which will enable NCM LLC to transition from Chapter 11 into ordinary course operations outside of bankruptcy. NCM LLC also expects to obtain a new credit facility, or “exit financing.” NCM LLC’s ability to finalize such financing will depend on, among other things, the timing and outcome of various ongoing matters related to the Chapter 11 Case as well as the general global macroeconomic factors. The plan of reorganization will determine the rights and satisfaction of claims of various creditors and security holders and is subject to the ultimate outcome of negotiations and Bankruptcy Court decisions ongoing through the date on which such plan is confirmed.
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® show program can be sold to the founding members to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and six months of 2023 and 2022, two of the founding members purchased 60 seconds of on-screen advertising time and one founding member purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The founding members’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the founding member beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the founding member beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie show in the founding member’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year. As of July 14, 2023, the effective date of the Regal Advertising Agreement with Regal, NCM LLC no longer receives founding member beverage revenue from Regal.
Theater Access Fees—In consideration for NCM LLC’s access to the founding members’ theater attendees for on-screen advertising and use of lobbies and other space within the founding members’ theaters for the LEN and lobby promotions, the founding members receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years, with the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark and Regal each receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 per patron beginning on November 1, 2022 and increasing 8% every five years beginning November 1, 2027. As of July 14, 2023, the ESA with Regal was terminated and the Regal Advertising Agreement with Regal became effective. The payments under the Regal Advertising Agreement are based on the attendance at Regal’s theaters and the revenue generated by NCM LLC through advertising displayed in Regal’s theaters.
Financial Condition and Liquidity
Liquidity and Capital Resources
As a result of the commencement of the Chapter 11 Case on April 11, 2023, we are operating as the manager of a debtor in possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code. Pursuant to the Chapter 11 filings, we intend to de-lever NCM LLC’s balance sheet and reduce overall indebtedness upon emergence from Chapter 11. Additionally, as a debtor-in-possession, certain of NCM LLC’s and NCM, Inc.’s activity, as its manager, are subject to review and approval by the Bankruptcy Court, including, among other things, the incurrence of secured indebtedness, material asset dispositions, and other transactions outside the ordinary course of business.
Our normal operating cash flows are providing liquidity for the Company to operate as usual and fulfill ongoing commitments to stakeholders.
In the first quarter of 2023, conditions existed that raised substantial doubt about NCM LLC’s ability to continue as a going concern because NCM LLC filed the Chapter 11 Case with the Bankruptcy Court on April 11, 2023. NCM, Inc.’s primary sources of cash flow from operations are distributions from NCM LLC pursuant to the NCM LLC Operating Agreement, management fee payments pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC and NCM, Inc.’s existing cash balance. Pursuant to the Plan that was approved by the Bankruptcy Court on June 27, 2023, NCM, Inc. will continue to be the manager of NCM LLC and NCM LLC will assume its agreements with NCM, Inc., including the management services agreement. Pursuant to the Plan, when NCM LLC successfully emerges from Chapter 11, NCM, Inc. will make a capital contribution of its cash on hand, expected to be approximately $15.0 million, on hand in exchange for new common membership units under the NCMI 9019 Capital Contribution within the Restructuring Support Agreement. Following this contribution, NCM, Inc. is expected to rely on management fee payments received from NCM LLC to fund its day-to-day operations.
NCM LLC currently expects to emerge from bankruptcy within one month of this filing; however, NCM LLC’s status in Chapter 11 creates uncertainty around the future satisfaction of its liabilities, including the payments due to NCM, Inc. under the Operating Agreement and management services agreement. If NCM LLC fails to emerge from Chapter 11 in the required timeline and the Plan is not implemented, NCM, Inc. will have sufficient liquidity through the use of NCM, Inc.’s existing cash balance. As such, substantial doubt about the Company's ability to continue as a going concern no longer exists.

Subsequent to and during pendency of the Chapter 11 Case, we expect that NCM LLC’s primary liquidity requirements in conjunction with exit financing will be sufficient to fund operations.
Based on current financial projections, we expect NCM LLC to be able to continue to generate cash flows from operations in amounts sufficient to fund our operations and pay administrative expenses including professional fees while under Chapter 11. However, should the Chapter 11 Case take longer than anticipated or should our financial results be materially and negatively impacted by general global macroeconomic factors, we may be required to seek additional sources of liquidity. There can be no assurance that we will be able to obtain such liquidity on terms favorable to us, if at all.
NCM LLC’s cash balances can fluctuate due to the seasonality of NCM LLC’s business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments as defined in the NCM LLC operating agreement. NCM Inc.’s cash balance can fluctuate due to available cash payment receipts from NCM LLC, income tax payments, TRA payments to the founding members and amount of dividends to NCM, Inc.’s common stockholders.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 29, 2023	December 29, 2022	June 30, 2022	YE 2022 to Q2 2023	Q2 2022 to Q2 2023
Cash, cash equivalents and marketable securities (1)	$16.4	$62.7	$74.4	$(46.3)	$(58.0)
NCM LLC revolving credit facility availability (2)	—	7.2	6.8	(7.2)	(6.8)
Total liquidity	$16.4	$69.9	$81.2	$(53.5)	$(64.8)
_________________________
(1)Included in cash, cash equivalents and marketable securities as of June 29, 2023, December 29, 2022 and June 30, 2022, was $0.0 million, $59.4 million and $57.7 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, tax receivable payments to NCM LLC’s founding members and other obligations. NCM LLC’s balances were eliminated on deconsolidation in the unaudited Condensed Consolidated Balance Sheet as of June 29, 2023.
(2)The revolving credit facility portion of NCM LLC’s total borrowings is not available due to the voluntary petition of reorganization filed on April 11, 2023.
NCM, Inc. used and generated cash as follows (in millions):

	Six Months Ended
	June 29, 2023	June 30, 2022
Operating cash flow	$4.5	$(40.4)
Investing cash flow	$(0.8)	$(1.5)
Financing cash flow	$(52.0)	$13.8
•Operating Activities. The $44.9 million increase in cash provided by operating activities for the six months ended June 29, 2023, as compared to the six months ended June 30 2022, was primarily due to 1) $68.4 million decrease in account receivable during the second quarter of 2023, as compared to the second quarter of 2022 primarily due to the deconsolidation of NCM LLC, 2) a $6.2 million decrease in change of accounts payable and accrued expenses primarily due to the accrual of restructuring related costs due upon NCM LLC’s emergence, 3) a $6.2 million decrease in change in deferred revenue primarily due to the deconsolidation of NCM LLC and 4) a $2.4 million increase in integration and other encumbered theaters payments received in the first quarter of 2023 compared to the first quarter of 2022 driven by higher revenue and AOIBDA in the fourth quarter of 2022, as compared to the fourth quarter of 2021, as the payments are made one month in arrears. The increases in cash provided were partially offset by 1) a $24.2 million increase in net loss adjusted for non-cash items during the second quarter of 2023, as compared to the second quarter of 2022 primarily due to the deconsolidation of NCM LLC, 2) a $14.8 million increase in prepaids due to payments made prior to the petition date, 3) a $3.1 million decrease in the other assets, net of liabilities primarily due to the deconsolidation of NCM LLC and 4) a $1.4 million increase in payments made to or received from the founding members primarily due to the deconsolidation of NCM LLC in the second quarter of 2023, as compared to the second quarter of 2022.
•Investing Activities. The $0.7 million decrease in cash used in investing activities for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, was primarily due to a $0.4 million decrease in purchases of property and equipment and a $0.3 million increase in gain on sale of asset during the six months ended June 29, 2023, as compared to the six months ended June 30, 2022.
•Financing Activities. The $65.8 million increase in cash used by financing activities for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, was primarily due to the issuance of the $50.0 million Revolving Credit Facility 2022 in the first quarter of 2022 with no issuances in 2023, as well as, the $49.6 million removal of cash and cash equivalents due to the deconsolidation of NCM LLC in the second quarter of 2023. These increases in cash used were partially offset by a $19.8 million decrease in purchases of the Notes due 2028 as there were no purchases made in 2023, a $6.6 million decrease in dividend payments following the suspension of the dividend in the third quarter of 2022, a $5.6 million decrease in payments of debt issuance costs as there were no debt issuances in 2023 and a $1.6 million decrease in repayment of the term loan facility in the six months ended June 29, 2023, as compared to the six months ended June 30, 2022 due to the deconsolidation of NCM LLC in the second quarter of 2023.
NCM LLC used and generated cash as follows (in millions):

	Six Months Ended
	June 29, 2023	June 30, 2022
Operating cash flow	$(0.3)	$(39.7)
Investing cash flow	$(1.5)	$(1.5)
Financing cash flow	$(2.0)	$40.3
•Operating Activities. The $39.4 million decrease in cash used in operating activities for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, was primarily due to 1) a $34.0 million increase in account receivable collections during the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, 2) a $28.7 million decrease in payments of accounts payable and accrued expenses due in part to the accrual of restructuring related costs due upon NCM LLC’s emergence from Chapter 11 Case, as well as, the inability to pay prepetition payables during the Chapter 11 Case, 3) an $8.7 million decrease in deferred revenue, 4) a $2.6 million increase in integration and other encumbered theaters payments received in the first quarter of 2023 compared to the first quarter of 2022 driven by higher revenue and AOIBDA in the fourth quarter of 2022, as compared to the fourth quarter of 2021 as the payments are made one month in arrears and 5) a $2.2 million decrease in payments made to the founding members due in part to the Chapter 11 Case. The decreases in cash used were partially offset by 1) a $32.3 million increase in net loss adjusted for non-cash items during the six months ended June 29, 2023, as compared to the six months ended June 30, 2022 and 2) a $4.7 million decrease in the other assets, net of liabilities primarily due to prepayments made prior to the petition date in the second quarter of 2023.
•Investing Activities. There were no meaningful changes in cash used in investing activities for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022
•Financing Activities. The $42.3 million decrease in cash provided by financing activities for the six months ended June 29, 2023, as compared to the six months ended June 30, 2022, was primarily due to the issuance of the $50.0 million Revolving Credit Facility 2022 in the first quarter of 2022 with no issuances in 2023, partially offset by a $5.6 million decrease in payments of debt issuance costs in the second quarter of 2022 as there were no debt issuances in 2023 and a $1.6 million decrease in repayment of the term loan facility in the six months ended June 29, 2023, as compared to the six months ended June 30, 2022 due to the Chapter 11 Case.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC, when generated and payable, as well as its existing cash balances and marketable securities, which as of June 29, 2023 were $16.4 million.  NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities and cash on hand. NCM LLC drew down an additional $110.0 million of its revolving credit facility in March 2020 in order to supplement the decrease in cash provided by operating activities during the period our network theaters were closed. On January 5, 2022, NCM LLC entered in the Revolving Credit Agreement 2022 and drew down upon the revolving credit facility of $50.0 million. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA with the founding members, payments of NCM, Inc. specific expenses, purchases of low risk investments and for future payment of dividends to NCM, Inc. shareholders.

Cash flows generated by NCM LLC’s distributions to NCM, Inc. and the founding members are being deferred during the Chapter 11 Case. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the operating agreement, unless prohibited by NCM LLC's Credit Agreement, quarterly to its members (only NCM, Inc. as of June 29, 2023). The available cash distribution to the members of NCM LLC for the six months ended June 29, 2023 was calculated as approximately negative $31.6 million, of which NCM, Inc.'s share is approximately negative $31.6 million. Pursuant to the NCM LLC Operating Agreement and the Credit Agreement Amendment, there were no available cash distributions made for the first quarter of 2023. The net negative available cash distributions for 2020, 2021 and 2022 can be used to offset a positive available cash distribution in the second quarter of 2023 in accordance with the NCM LLC Operating Agreement after the Extended Covenant Waiver Holiday.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions to fund payments associated with the TRA with the founding members and future dividends as declared by the Board of Directors or make other strategic investments as approved by the Board of Directors. NCM, Inc. will owe an estimated $0.3 million TRA payment for the 2022 tax year. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA with the founding members, income taxes and any declared dividends for the foreseeable future at the discretion of the Board of Directors. NCM, Inc. intends to revisit its dividend policy upon emergence from the Chapter 11 Case.
Critical Accounting Policies
Valuation of investment in unconsolidated affiliate
NCM LLC does not have a readily determinable fair value. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and the estimation of the enterprise value of NCM LLC utilizing a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies and entails selecting relevant financial information of the subject company and capitalizing those amounts using valuation multiples that are based on empirical market observation. The income approach relied upon an analysis of NCM LLC’s projected economic earnings discounted to present value. Significant assumptions utilized within these analyses include the weighted average cost of capital and NCM LLC’s forecasted cash flows. Due to the inherent uncertainty of determining the fair value of securities that do not have a readily available fair value, the determination of the fair value required significant judgment or estimation and changes in the estimates and assumptions used in the valuation models could materially affect the determination. See Note 4 - Investment in Unconsolidated NCM LLC and Note 10 - Fair Value Measurements for further information.
For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2022 and incorporated by reference herein. As of June 29, 2023, there were no other significant changes in those critical accounting policies.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 29, 2023 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended June 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings.
On September 7, 2022, Cineworld Group plc and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal Cinemas, Inc. filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal Cinemas, Inc. planned on negotiating with NCM LLC. NCM LLC has also filed an adversary proceeding against Regal Cinemas, Inc. seeking declaratory relief and an injunction prohibiting Regal Cinemas, Inc. from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties work towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. NCM LLC has been in continued negotiations with Regal following Cineworld’s petition for reorganization under Chapter 11 in 2022. Refer to Note 11—Subsequent Events for discussion of the resolution of NCM LLC’s negotiations with Regal in the third quarter of 2023 and the dismissal of the adversary proceeding.
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
On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. There can be no guarantee that NCM LLC will successfully implement the Plan or that the Plan will be implemented in a time frame that is acceptable to the Bankruptcy Court. On June 29, 2023, AMC and Cinemark filed a notice of appeal of the Confirmation Order. After June 29, 2023, AMC and Cinemark sought a stay of the Confirmation Order in the Bankruptcy Court, which the Bankruptcy Court denied, and then sought a stay of the Confirmation Order in the United States District Court for the Southern District of Texas which is currently pending.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
March 31, 2023 through April 27, 2023	340	$0.60	—	N/A
April 28, 2023 through May 25, 2023	—	$—	—	N/A
May 26, 2023 through June 29, 2023	—	$—	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
On July 28, 2023, the Company received written notice from Nasdaq that the Panel had approved the Company’s request for continued listing subject to the Company demonstrating compliance with Nasdaq’s continued listing requirements on or before August 31, 2023. As previously disclosed, on April 21, 2023, the Company requested an appeal with the Panel regarding a determination by the Listing Qualifications department of Nasdaq to delist the Company’s securities following NCM LLC’s Chapter 11 Case, and, on June 14, 2023, the Panel approved the Company’s request for continued listing on an interim basis through July 26, 2023.
There can be no assurance that Nasdaq will not revoke the approval for continued listing prior to August 31, 2023, that the Company will be able to comply with Nasdaq’s listing requirements or whether there will ultimately be value in our common stock. Delisting our common stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our common stock, impair our ability to raise capital, and the market price of our common stock could decrease. Delisting our common stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.
The Company anticipates that, in the event of the extension being revoked or the delisting of our common stock on Nasdaq, our common stock will begin trading on the OTC Pink marketplace under the symbol “NCMI”. The Company can provide no assurance that the common stock will commence or continue to trade on this market, whether broker-dealers will continue to provide public quotes of the common stock on this market, whether the trading volume of the common stock will be sufficient to provide for efficient trading market or whether quotes for the common stock will continue on this market in the future.

Item 6.  Exhibits

Exhibit	Reference	Description

2.1	(1)	Confirmation Order, dated June 27, 2023.
3.1	(2)	Certificate of Designation Series A Preferred Stock, dated June 27, 2023.
4.1	(3)	Second Supplemental Indenture, dated as of March 31, 2023, by and between National CineMedia, LLC and Computershare Trust Company, as trustee.
10.1	(4)	Restructuring Support Agreement, dated as of April 11, 2023, among the Company, NCM LLC and Consenting Secured Creditors.
10.2	(5)	Nominee Agreement Order, dated June 26, 2023.
10.3	(6)	Amendment No. 5 to the Credit Agreement, dated as of March 31, 2023, by and among National CineMedia, LLC, each lender party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.
10.4	(7)	Third Amendment to the Employment Agreement.
10.5	*	Network Affiliate Transaction Agreement by and between National CineMedia, LLC and Regal Cinemas, Inc.
10.6	*	Joint Venture Termination and Settlement Agreement.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  __________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on June 27, 2023.
(2)	Incorporated by reference to Exhibit 3.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on June 28, 2023.
(3)	Incorporated by reference to Exhibit 4.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 31, 2023.
(4)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on April 12, 2023.
(5)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on June 28, 2023.
(6)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 31, 2023.
(7)	Incorporated by reference to Exhibit 10.17 from the Registrant’s Current Report on Form 10-K (File No. 001-33296) filed on April 13, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	August 1, 2023	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 1, 2023	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)