Form 10-Q
period 2023-09-28
National CineMedia, Inc.
filed 2023-11-07
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of November 2, 2023, 96,784,962 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	September 28, 2023	December 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17.2	$61.7
Restricted cash	5.8	2.1
Short-term marketable securities	—	0.7
Receivables, net of allowance of $1.4 and $1.7, respectively	69.3	92.0
Prepaid expenses	10.6	3.9
Other current assets	0.5	4.0
Total current assets	103.4	164.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $0.6 and $54.8, respectively	14.6	13.0
Intangible assets, net of accumulated amortization of $5.5 and $270.2, respectively	408.9	586.7
Other investments	0.9	0.9
Long-term marketable securities	—	0.3
Debt issuance costs, net	2.4	3.3
Other assets	8.8	23.8
Total non-current assets	435.6	628.0
TOTAL ASSETS	$539.0	$792.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to NCM LLC’s other members, net (related party payables of $0.0 and $15.2, respectively)	$7.0	$18.2
Payable under tax receivable agreement (including payables to related parties of $0.0 and $0.2, respectively)	0.6	0.3
Accrued expenses	1.5	17.8
Accrued payroll and related expenses	13.5	8.3
Accounts payable	18.8	25.0
Deferred revenue	9.3	10.2
Short-term debt, net of debt issuance costs of $0.0 and $7.9, respectively	—	1,121.1
Short-term operating lease liability	1.1	2.2
Total current liabilities	51.8	1,203.1
NON-CURRENT LIABILITIES:
Long-term debt	10.0	—
Payable under tax receivable agreement (including payables to related parties of $0.0 and $25.5, respectively)	62.6	35.3
Long-term operating lease liability	5.3	18.0
Total non-current liabilities	77.9	53.3
Total liabilities	129.7	1,256.4
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 and 0 issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 and 260,000,000 shares authorized, 96,784,236 and 12,840,264 issued and outstanding, respectively	2.5	1.3
Additional paid in capital/(deficit)	113.8	(146.2)
Retained earnings (accumulated deficit)	293.0	(370.4)
Total NCM, Inc. stockholders’ equity/(deficit)	409.3	(515.3)
Noncontrolling interests	—	51.3
Total equity/(deficit)	409.3	(464.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$539.0	$792.4
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
REVENUE (including revenue from related parties of $0.0, $3.9, $11.8 and $11.3, respectively)	$24.7	$54.5	$74.4	$157.5
OPERATING EXPENSES:
Advertising operating costs	8.3	6.3	15.0	19.3
Network costs	1.5	2.1	4.1	6.2
ESA theater access fees and revenue share (including fees to related parties of $0.0, $15.4, $16.5, and $45.2, respectively)	7.3	21.3	30.6	62.4
Selling and marketing costs	6.3	10.4	16.9	31.0
Administrative and other costs	7.3	10.8	40.6	30.2
Impairment of long-lived assets	—	—	—	5.8
Depreciation expense	0.6	1.5	2.1	5.1
Amortization expense	5.7	6.3	12.8	18.7
Total	37.0	58.7	122.1	178.7
OPERATING LOSS	(12.3)	(4.2)	(47.7)	(21.2)
NON-OPERATING EXPENSES (INCOME):
Interest on borrowings	0.3	19.8	27.5	57.3
Gain on modification and retirement of debt, net	—	—	0.4	(5.9)
Loss (gain) on re-measurement of the payable under the tax receivable agreement	9.3	(2.2)	12.7	4.0
Gain on sale of asset	—	—	(0.3)	—
Gain on deconsolidation of affiliate	—	—	(557.7)	—
Gain on re-measurement of investment in NCM LLC	(35.3)	—	(35.5)	—
Gain on reconsolidation of NCM LLC	(168.0)	—	(168.0)	—
Other non-operating (income) expense	(0.4)	(0.1)	0.2	(0.3)
Total	(194.1)	17.5	(720.7)	55.1
INCOME (LOSS) BEFORE INCOME TAXES	181.8	(21.7)	673.0	(76.3)
Income tax expense	—	—	—	—
CONSOLIDATED NET INCOME (LOSS)	181.8	(21.7)	673.0	(76.3)
Less: Net loss attributable to noncontrolling interests	—	(12.8)	(8.5)	(41.5)
NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$181.8	$(8.9)	$681.5	$(34.8)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$181.8	$(8.9)	$681.5	$(34.8)

NET INCOME (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$2.89	$(1.09)	$21.58	$(4.28)
Diluted	$2.89	$(1.09)	$20.72	$(4.28)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	62,765,418	8,160,581	31,574,026	8,137,137
Diluted	62,804,688	8,160,581	32,487,898	8,137,137
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Nine Months Ended
	September 28, 2023	September 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$673.0	$(76.3)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation expense	2.1	5.1
Amortization expense	12.8	18.7
Non-cash share-based compensation	3.0	5.1
Impairment of long-lived assets	—	5.8
Gain on sale of assets	(0.3)	—
Gain on deconsolidation of affiliate	(557.7)	—
Gain on re-measurement of NCM LLC	(35.5)	—
Gain on reconsolidation of NCM LLC	(168.0)	—
Amortization of debt issuance costs	3.2	6.7
Loss (gain) on modification and retirement of debt, net	0.4	(5.9)
Non-cash loss on re-measurement of the payable under the tax receivable agreement	12.7	4.0
Other	(0.4)	0.5
ESA integration and other encumbered theater payments	4.7	2.6
Other cash flows from operating activities	(0.6)	0.2
Changes in operating assets and liabilities:
Receivables, net	63.7	(6.5)
Accounts payable and accrued expenses (including payments to related parties of $0.0 and $0.0, respectively)	(11.4)	7.6
ESA amounts due to/from, net	(9.2)	1.3
Prepaid expenses	(12.0)	(0.4)
Deferred revenue	(5.9)	(5.4)
Other, net	3.1	0.2
Net cash used in operating activities	(22.3)	(36.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.7)	(2.0)
Cash contributed in reconsolidation	(15.5)	—
Cash, cash equivalents and restricted cash reconsolidated	49.5	—
Proceeds from the sale of assets	0.3	—
Proceeds from sale and maturities of marketable securities	1.0	—
Net cash provided by (used in) investing activities	33.6	(2.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.5)	(9.5)
Issuance of revolving credit facility	—	50.0
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	(49.6)	—
Repayment of Notes due 2028	—	(19.8)
Repayment of term loan facility	(0.8)	(2.4)
Payment of debt issuance costs	(1.2)	(7.0)
Repurchase of stock for restricted stock tax withholding	—	(0.3)
Net cash (used in) provided by financing activities	(52.1)	11.0
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(40.8)	(27.7)
Cash, cash equivalents and restricted cash at beginning of period	63.8	101.2
Cash, cash equivalents and restricted cash at end of period	$23.0	$73.5
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Nine Months Ended
	September 28, 2023	September 29, 2022
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$10.4
Issuance of shares upon the reconsolidation of NCM LLC	$245.3	$—
Fair Value of NCM LLC net assets reconsolidated, net of cash	$434.0	$—
Purchase of subsidiary equity with NCM, Inc. equity	$(2.6)	$—
Dividends declared not requiring cash in the period	$(0.1)	$0.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$12.2	$48.9
Cash refunds for income taxes	$(0.1)	$(0.1)
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
						Additional Paid in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest
		Common Stock		Preferred Stock
	Consolidated	Shares	Amount	Shares	Amount
Balance—June 30, 2022	$(431.3)	8,149,243	$0.8	—	$—	$(190.4)	$(364.9)	$123.3
Income tax and other impacts of NCM LLC ownership changes	(0.2)	—	—	—	—	0.1	—	(0.3)
Comprehensive loss, net of tax	(21.7)	—	—	—	—	—	(8.9)	(12.8)
Share-based compensation issued, net of tax	(0.1)	20,924	—	—	—	(0.1)	—	—
Share-based compensation expensed/ capitalized	2.2	—	—	—	—	1.4	—	0.8
Cash dividends declared $0.03 per share	(2.7)	—	—	—	—	—	(2.7)	—
Balance— September 29, 2022	$(453.8)	8,170,167	$0.8	—	$—	$(189.1)	$(376.5)	$111.0

Balance—June 29, 2023	$(19.3)	17,405,978	$1.7	—	$—	$(132.3)	$111.3	$—
Income tax and other impacts of NCM LLC ownership changes	5.8	—	—	—	—	5.9	(0.1)	—
Issuance of shares, net	232.3	79,353,079	0.8	50	—	231.5	—	—
NCM LLC common membership unit redemption	7.7	—	—	—	—	7.7	—	—
Comprehensive income, net of tax	181.8	—	—	—	—	—	181.8	—
Share-based compensation issued, net of tax	—	25,179	—	—	—	—	—	—
Share-based compensation expensed/ capitalized	1.0	—	—	—	—	1.0	—	—
Balance—September 28, 2023	$409.3	96,784,236	$2.5	50	$—	$113.8	$293.0	$—

		NCM, Inc.
						Additional Paid in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Noncontrolling Interest
		Common Stock		Preferred Stock
	Consolidated	Shares	Amount	Shares	Amount
Balance—December 30, 2021	$(383.5)	8,062,689	$0.8	—	$—	$(195.5)	$(332.0)	$143.2
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	0.4	—	—	—	—	(1.6)	—	2.0
Comprehensive loss, net of tax	(76.3)	—	—	—	—	—	(34.8)	(41.5)
Share-based compensation issued, net of tax	(0.3)	107,478	—	—	—	(0.3)	—	—
Share-based compensation expensed/ capitalized	5.2	—	—	—	—	3.4	—	1.8
Cash dividends declared $0.11 per share	(9.7)	—	—	—	—	—	(9.7)	—
Balance— September 29, 2022	$(453.8)	8,170,167	$0.8	—	$—	$(189.1)	$(376.5)	$111.0

Balance—December 29, 2022	$(464.0)	12,840,264	$1.2	—	$—	$(146.2)	$(370.4)	$51.4
Deconsolidation of affiliate	(33.3)	—	—	—	—	(15.2)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(9.6)	—	—	—	—	33.4	—	(43.0)
Issuance of shares, net	242.6	83,722,159	1.2	50	—	241.4	—	—
NCM LLC common membership unit redemption	(2.6)	—	—	—	—	(2.6)	—	—
Comprehensive income, net of tax	673.0	—	—	—	—	—	681.5	(8.5)
Share-based compensation issued, net of tax	0.1	221,813	0.1	—	—	—	—	—
Share-based compensation expensed/ capitalized	3.1	—	—	—	—	3.0	—	0.1
Balance—September 28, 2023	$409.3	96,784,236	$2.5	50	$—	$113.8	$293.0	$—

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
The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with Cinemark Media, Inc. and Cinemark USA, Inc., wholly owned subsidiaries of Cinemark Holdings, Inc. (“Cinemark”), and American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and with certain network affiliates under long-term network affiliates agreements, including Regal Cinemas, Inc. and Regal CineMedia Corporation, wholly owned subsidiaries of Cineworld Group plc and Regal Entertainment Group (“Regal”). As of September 28, 2023, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 15.3 years. The network affiliate agreements expire at various dates between December 2023 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 12.1 years as of September 28, 2023.
Chapter 11 Proceedings
NCM LLC was wholly owned by NCM, Inc. prior to April 11, 2023 when NCM LLC filed a voluntary petition for reorganization (“Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). As a result of the Chapter 11 Case and in accordance with applicable accounting principles generally accepted in the United States of America (“GAAP”), the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes, and therefore, NCM LLC was deconsolidated from the Company’s unaudited financial statements prospectively as of April 11, 2023. On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code (as amended, modified, or supplemented from time to time, the “Plan”) and approving the Disclosure Statement on a final basis.
Following confirmation of the Plan, on August 7, 2023, all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions were substantially consummated, and NCM LLC emerged from bankruptcy (the “Effective Date”). Among other things, on the Effective Date, in accordance with the Plan, NCM, Inc. transferred approximately $15.5 million to NCM LLC consistent with the NCMI 9019 Settlement, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases, including AMC’s and Cinemark’s ESAs, all Common Units under NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to Holders of Secured Debt Claims and NCM LLC entered into an exit facility to support operations upon emergence, as described herein. Capitalized terms used but not otherwise defined in this Quarterly Report on Form 10-Q have the meanings given to them in the Plan.
Upon emergence from bankruptcy, NCM, Inc. retained ownership and regained control of NCM LLC. NCM LLC was again consolidated into the Company’s consolidated financial statements prospectively as of the Effective Date. Upon emergence, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account. As of September 28, 2023, the Company had not completed all agreed upon payments to NCM LLC’s unsecured creditors or professional service providers and held a total of $5.8 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the unaudited Condensed Consolidated Balance Sheet as of September 28, 2023, respectively. Please refer to Note 4—Reconsolidation of NCM LLC for more information regarding the reconsolidation of NCM LLC.
Other Developments
In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% in NCM LLC as of September 28, 2023. On February 23, 2023 and March 23, 2023, Cinemark redeemed 41,969,862 and 1,720,935, respectively, of its outstanding common membership units, in exchange for shares of NCM, Inc. common stock. These redemptions reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of September 28, 2023. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
On June 3, 2023, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated its ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement (“TRA”), the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all shares of NCM, Inc. common stock upon the Effective Date. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. As of July 14, 2023, Regal is no longer a founding member of NCM, Inc. or NCM LLC.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 29, 2022 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 29, 2022.
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties. The Company manages its business under one operating and reportable segment of advertising.
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
Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. The primary purpose of the reverse stock split was to comply with the Company’s obligations under the NCMI 9019 Settlement and so that the Plan may become effective as well as to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards with respect to the closing price of the Company’s common stock.
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
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company’s trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company’s receivables with similar risk characteristics, specifically by type of customer (national or local/regional) and then age of receivable and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history, represent smaller receivable balances per customer and have higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.
The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of September 28, 2023. The Company had one agency through which it sourced advertising revenue that accounted for 13.0% of the Company’s gross outstanding receivable balance as of December 29, 2022. During the three and nine months ended September 28, 2023, the Company had two customers that accounted for 30.5% and 26.5% of the Company’s revenue, respectively. During the three and nine months ended September 29, 2022, the Company had two customers that accounted for 14.6% and 15.0% of the Company’s revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to Accounting Standards Certification 360 – Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million, $0.0 million, $0.0 million and $5.8 million related to the write-off of certain internally developed software during the three months ended September 28, 2023 and September 29, 2022 and nine months ended September 28, 2023 and September 29, 2022, respectively.
Share-Based Compensation—The Company has issued stock options, restricted stock, and restricted stock units to certain employees and its independent directors. The restricted stock and restricted stock unit grants for Company management vest upon the achievement of Company performance measures and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock and restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock and restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock and restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. On February 28, 2021, March 2, 2021 and January 19, 2022, the Company’s Board of Directors approved certain modifications to equity awards awarded under the Company’s 2016 Equity Incentive Plan and 2020 Omnibus Equity Incentive Plan to adjust performance metrics, vesting amount and future performance goals in light of the novel coronavirus pandemic (“COVID-19 Pandemic”) resulting in incremental share-based compensation expense of $0.1 million, $0.1 million, $0.2 million and $0.5 million for the three months ended September 28, 2023 and September 29, 2022 and nine months ended September 28, 2023 and September 29, 2022, respectively. During the three months ended September 28, 2023 and September 29, 2022 and the nine months ended September 28, 2023 and September 29, 2022, 29,954, 23,069, 234,870 and 115,582 shares of restricted stock and restricted stock units vested, respectively.
Additionally, in conjunction with NCM LLC’s emergence from bankruptcy, 50 shares of Series B Preferred Stock were issued to the Company’s Chief Executive Officer.
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC, a variable interest entity wherein NCM, Inc. is the primary beneficiary, under the provisions of ASC 810—Consolidation. Upon NCM LLC’s emergence from bankruptcy, it was determined that NCM, Inc. holds the current rights that give it power to direct activities of NCM LLC that most significantly impact NCM LLC’s economic performance and that NCM, Inc. has the rights to receive the significant benefits or the obligations to absorb potentially significant losses, resulting in NCM, Inc. having a controlling financial interest in NCM LLC. As a result, NCM LLC was deemed to be the primary beneficiary of NCM LLC and the Company has consolidated NCM LLC under the variable interest entity provisions of ASC 810—Consolidation. The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Net income (loss) attributable to NCM, Inc.	$181.8	$(8.9)	$681.5	$(34.8)
NCM LLC equity issued for purchase of intangible asset	—	—	—	4.9
Income tax and other impacts of subsidiary ownership changes	5.9	0.1	33.4	(1.6)
NCM LLC common membership unit redemption	7.7	—	(2.6)	—
Issuance of shares, net	231.5	—	241.4	—
Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$426.9	$(8.8)	$953.7	$(31.5)
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements during the three and nine months ended September 28, 2023.
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
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, and through the Company’s digital gaming products including Noovie Trivia, Name That Movie and Noovie Shuffle, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers.
The Company makes contractual guarantees to deliver a specified number of impressions to view the customers’ advertising. If the contracted number of impressions are not delivered, the Company will run additional advertising to deliver the contracted impressions at a later date. The deferred portion of the revenue associated with undelivered impressions is referred to as a make-good provision. The Company defers the revenue associated with the make-good provision until the advertising airs to the audience specified in the advertising contract or the make-good period expires.
The Company does not have any contracts with customers with terms in excess of one year that are noncancellable as of September 28, 2023. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes revenue from contracts with customers for the three months and nine months ended September 28, 2023 and September 29, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
National advertising revenue	$15.5	$39.7	$43.0	$116.7
Local and regional advertising revenue	5.1	9.8	14.2	26.4
ESA advertising revenue from beverage concessionaire agreements	1.7	5.0	7.1	14.4
Management fee reimbursement	2.4	—	10.1	—
Total revenue	$24.7	$54.5	$74.4	$157.5
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the nine months ended September 28, 2023 that was included within the Deferred Revenue balance as of December 29, 2022 was $8.6 million. As of September 28, 2023 and December 29, 2022, the Company had $1.5 million and $5.0 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the nine months ended September 28, 2023 and September 29, 2022, respectively, were as follows (in millions):

	Nine Months Ended
	September 28, 2023		September 29, 2022
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$1.4	$0.3	$1.4
Provision for bad debt	(0.2)	0.1	0.4	0.3
Write-offs, net	—	(0.2)	(0.4)	(0.3)
Balance at end of period	$0.1	$1.3	$0.3	$1.4
3.  INCOME (LOSS) PER SHARE
Basic income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding plus the effect of potentially dilutive common stock options, restricted stock and restricted stock units using the treasury stock method. The components of basic and diluted income (loss) per NCM, Inc. share are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Net income (loss) attributable to NCM, Inc. (in millions)	$181.8	$(8.9)	$681.5	$(34.8)
Net income attributable to NCM, Inc. following conversion of dilutive membership units (in millions)	$181.8	$(8.9)	$673.0	$(34.8)
Weighted average shares outstanding:
Basic	62,765,418	8,160,581	31,574,026	8,137,137
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	39,270	—	913,872	—
Diluted	62,804,688	8,160,581	32,487,898	8,137,137
Income (loss) per NCM, Inc. share:
Basic	$2.89	$(1.09)	$21.58	$(4.28)
Diluted	$2.89	$(1.09)	$20.72	$(4.28)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The effect of the 9,032,924 and 8,896,411 weighted average exchangeable NCM LLC common units held by AMC, Cinemark, and Regal for the three months and nine months ended September 29, 2022, respectively, have been excluded from the calculation of diluted weighted average shares and income (loss) per NCM, Inc. share as they were anti-dilutive. The weighted average exchangeable NCM LLC common units held by NCM LLC’s other members for the three months and nine months ended September 28, 2023 is 0 and 913,872, respectively. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 983,825, 727,533, 983,825 and 727,533 stock options and non-vested (restricted) shares for the three months ended September 28, 2023 and September 29, 2022 and nine months ended September 28, 2023 and September 29, 2022, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. In accordance with ASC 260—Earnings Per Share, loss per share for the three months and nine months ended September 29, 2022 were retrospectively adjusted for the reverse stock split.
4.  RECONSOLIDATION OF NCM LLC
Upon filing the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes as of April 11, 2023 (the “Petition Date”), the date on which NCM LLC filed its Chapter 11 petition, as NCM LLC was under the control of the Bankruptcy Court, and therefore, NCM LLC was deconsolidated from the Company’s consolidated financial statements prospectively, resulting in a $557.7 million gain recorded in “Gain on deconsolidation of affiliate” in the unaudited Condensed Consolidated Statement of Operations. On August 7, 2023, NCM LLC emerged from bankruptcy and NCM, Inc. contributed $15.0 million in cash to NCM LLC in exchange for 2.8% of additional ownership of NCM LLC in accordance with the NCMI 9019 Settlement stipulated within the Plan and $0.5 million to assist with payments to unsecured creditors in accordance with the settlement with the unsecured creditors. NCM, Inc. also issued 83,421,135 shares to the secured creditors in accordance with the NCMI 9019 Settlement and terms of the Plan with a fair value of $245.3 million based on the closing stock price of $2.94. Upon NCM LLC’s emergence from bankruptcy, NCM, Inc. retained 100% of NCM LLC, regained control of and reconsolidated NCM LLC.
The Company accounted for the NCM LLC reconsolidation as a business combination under ASC 805—Business Combinations and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of reconsolidation, the Effective Date. The determination of fair values requires management to make significant estimates and assumptions. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the reconsolidation date. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the reconsolidation date.
The following table summarizes the fair value of NCM LLC and provisional fair values of the assets acquired and liabilities assumed as of the reconsolidation date:

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$49.6
Receivables, net	75.0
Prepaid expenses and other current assets	7.2
Property and equipment, net	14.8
Other investments	0.9
Debt issuance costs, net	2.4
Fair value of intangible assets	415.0
Other assets	10.0
Total assets acquired	574.9
Fair value of liabilities assumed:
Amounts due to members, net	(15.3)
Accrued expenses	(0.7)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued payroll and related expenses	(9.9)
Accounts payable	(37.3)
Deferred revenue	(11.1)
Other current liabilities	(1.5)
Long-term debt	(10.0)
Other liabilities	(5.5)
Total liabilities assumed	(91.3)
Fair value of NCM LLC	$483.6

The provisional identifiable intangible assets of $415.0 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective weighted-average estimated useful lives.

	Estimated Fair Value	Useful Life (years)
Exhibitor service agreements	$250.0	13.0
Network affiliates agreements	75.0	16.0
Customer relationships	75.0	6.0
Trademarks	15.0	8.0
Total intangible assets	$415.0
The estimated fair values of the ESAs, network affiliate agreements and trademarks were estimated using the income approach. The multi-period excess earnings method starts with a forecast of all of the expected future net cash flows associated with the asset. The forecasts are then adjusted to present value by applying an appropriate discount rate that reflects the risks associated with the company specific cash flow streams. Significant assumptions utilized within the income approach include the weighted average cost of capital and forecasted cash flows. The estimated fair values of the customer relationships were estimated using the cost approach. The cost approach included estimating the investment required to replace the contracts with customers, with significant assumptions including the replacement cost. The Company elected the practical expedients allowed in ASC 805-20-30-29a in estimating the fair value of the contract liabilities assumed.
Upon NCM LLC’s emergence from the Chapter 11 Case, NCM, Inc. remeasured the value of the investment in NCM LLC to the estimated fair value calculated as NCM, Inc.’s percentage ownership of NCM LLC, due to NCM, Inc.’s ownership of the secured debt of NCM LLC and the NCMI 9019 Settlement, multiplied by the fair value of NCM LLC as of the Effective Date of $483.6 million. The value of the cost investment of NCM LLC immediately prior to the Effective Date was $11.9 million based upon NCM, Inc.’s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. The increase in the fair value resulted in a gain on remeasurement of the investment in NCM LLC of $35.3 million.
Upon reconsolidation, NCM, Inc. recorded the provisional fair values of the assets acquired and liabilities assumed as of the reconsolidation date and the investment in NCM LLC was further adjusted to the full purchase price value of $483.6 million. The difference between the purchase price of NCM LLC and the fair value of NCM, Inc.’s investment in NCM LLC as calculated above, the $15.5 million of cash contributed by NCM, Inc. and the shares issued to NCM LLC’s secured lenders of $245.3 million resulted in a gain on reconsolidation of $168.0 million upon the reconsolidation of NCM LLC. The Company recognized a gain due to the variance between the fair value of NCM LLC’s assets and liabilities and NCM, Inc.’s depressed stock price on the Effective Date and the NCM, Inc. shares retained by the existing shareholders as part of the NCMI 9019 Settlement. NCM, Inc.’s stock price has been negatively impacted beginning with the COVID-19 pandemic followed by Cineworld’s bankruptcy proceeding and NCM LLC’s Chapter 11 Case, as well as by other socioeconomic factors.
The Company’s unaudited condensed Consolidated Statements of Operations include total net revenues and net loss attributable to NCM LLC of $64.3 million and $64.6 million, respectively, for the total of the consolidated periods of December 30, 2022 through April 11, 2023 and August 7, 2023 through September 28, 2023.
Pro Forma Financial Information (Unaudited)
The following table presents unaudited pro forma financial information as if the NCM LLC reconsolidation had occurred on December 31, 2021. The unaudited pro forma results reflect adjustments for depreciation of acquired property and equipment, amortization of acquired intangible assets and amortization of acquired debt issuance costs. The unaudited pro

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the NCM LLC reconsolidation been completed as of December 31, 2021.

	Three months ended		Nine months ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Revenue	$69.6	$54.5	$168.9	$157.5
Net (Loss) Income	$(146.9)	$(5.2)	$(210.3)	$726.8
5. INTANGIBLE ASSETS
The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023 as further described within Note 4—Reconsolidation of NCM LLC, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of the intangibles, corresponding to the expected term of the ESAs, the average renewable term of the contracts with the network affiliates and industry standard lives for customer relationships and trademarks. In addition, the Company records intangible assets for up-front fees paid to network affiliates upon commencement of a network affiliate agreement. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the period since the reconsolidation of NCM LLC on August 7, 2023.
Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by AMC and Cinemark based on theater additions, new builds or dispositions during the previous year. In the event AMC or Cinemark does not have sufficient common membership units to return, the adjustment is satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for either AMC or Cinemark if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. Upon the issuance of common membership units, the Company records an addition to the intangible asset related to AMC and Cinemark’s respective ESAs equal to the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock.
During the first quarter of 2022, NCM LLC issued 4,140,896 (6,483,893 issued, net of 2,342,997 returned) common membership units to AMC, Cinemark, and Regal for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network during the 2021 fiscal year. The net impact as a result of the Common Unit Adjustment to the intangible asset was $10.4 million during the first quarter of 2022. Pursuant to the Plan and in connection with the Chapter 11 Case, during the nine months ended September 28, 2023, NCM LLC did not issue common membership units to Cinemark for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network for the 2022 fiscal year and the 16,581,829 units issued to AMC were issued and cancelled on the Effective Date.
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the applicable ESA Party may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the ESA Party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset related to the ESAs. During the three months ended September 28, 2023 and September 29, 2022 and nine months ended September 28, 2023 and September 29, 2022, the Company recorded a reduction to net intangible assets of $0.9 million, $0.3 million, $2.1 million and $1.6 million, respectively, related to other encumbered theater payments. During the three months ended September 28, 2023 and September 29, 2022 and nine months ended September 28, 2023 and September 29, 2022, AMC and Cinemark paid a total of $1.1 million, $1.2 million,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
$5.2 million and $2.6 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to an ESA Party for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
6.  RELATED PARTY TRANSACTIONS
ESA Party and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and AMC, Cinemark, and Regal which are outlined below.
AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of September 28, 2023, AMC’s ownership was 0.0% of NCM LLC and NCM, Inc.
Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. As of September 28, 2023, Cinemark’s ownership was 4.5% of NCM, Inc. and 0.0% of NCM LLC.
On June 3, 2023, NCM LLC entered into the Regal Advertising Agreement and Regal Termination Agreement which became effective on July 14, 2023. Pursuant to the Regal Termination Agreement, Regal rejected and terminated its ESA with NCM LLC. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all 4,068,350 shares in the Company, totaling $13.0 million, upon the effective date of the Plan. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. As of July 14, 2023, Regal is no longer an ESA Party or related party to NCM, Inc. or NCM LLC.
The material agreements with the ESA Parties are as follows:
•ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the ESA Parties’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the ESA Parties). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie® show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie show is sold to the ESA Parties to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the ESA Parties’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the ESA Parties receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC also pays Cinemark and Regal (through July 14, 2023) incremental monthly theater access fees and, subject to NCM LLC’s use of specified inventory, a revenue share in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the Cinemark ESA was extended until 2041. The ESAs and 2019 ESA Amendments are considered leases with related parties under ASC 842. As described above, the Regal ESA was rejected by Regal in connection with Regal’s Chapter 11 case and terminated by the Regal Termination Agreement.
•Common Unit Adjustment Agreement. The common unit adjustment agreement provides a mechanism for increasing or decreasing the membership units held by the ESA Parties based on the acquisition or construction of new theaters or sale of theaters that are operated by each ESA Party and included in NCM LLC’s network.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
•Tax Receivable Agreement. The TRA provides for the effective payment by NCM, Inc. to AMC and Cinemark of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that is actually realized as a result of certain increases in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets resulting from the IPO and related transactions that is related to AMC and Cinemark’s share in the effect at the time the TRA was signed.
•Software License Agreement. At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from AMC, Cinemark, and Regal to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and AMC, Cinemark, and Regal, if any.
    The following tables provide summaries of the transactions between NCM, Inc. and AMC, Cinemark, and Regal when they were related parties (in millions):

	Three Months Ended		Nine Months Ended
Included in the unaudited Condensed Consolidated Statements of Operations:	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Revenue:	(1)
Beverage concessionaire revenue (included in advertising revenue) (2)	$—	$3.9	$4.1	$11.3
Management fee reimbursement	$2.4	$—	$10.1	$—
Operating expenses:
ESA theater access fee and revenue share (3)	$—	$15.4	$16.5	$45.2
Selling and marketing costs (4)	$—	$0.1	$—	$0.1
Advertising operating costs (3)	$—	$—	$—	$—
________________________________________
(1)For the three months ended September 28, 2023 there was no related party activity for AMC, Cinemark, and Regal as for all activity following the reconsolidation of NCM LLC on August 7, 2023, none of AMC, Cinemark and Regal were considered related parties.
(2)For the nine months ended September 28, 2023 and three and nine months ended September 29, 2022, Cinemark and Regal (through July 14, 2023) purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA. Beverage revenue above is only reflective of periods where Cinemark and Regal were related parties.
(3)Comprised of payments per theater attendee, payments per digital screen with respect to AMC Cinemark, and Regal theaters included in the Company’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments this also includes payments to Cinemark and Regal (through July 14, 2023) for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”). Theater access fees and revenue share expenses above are only reflective of periods where Cinemark and Regal were related parties.
(4)Includes purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other payments made to Cinemark and Regal in the ordinary course of business.

	As of
Included in the unaudited Condensed Consolidated Balance Sheets:	September 28, 2023	December 29, 2022
Common unit adjustments and ESA extension costs, net of amortization and integration payments (included in intangible assets) (1)	$—	$312.2
Current payable under tax receivable agreement (2)	$—	$0.2
Long-term payable under tax receivable agreement (2)	$—	$25.5
________________________________________
(1)Refer to Note 5—Intangible Assets for further information on common unit adjustments and integration payments. As Cinemark and Regal are no longer related parties, there are no related party balances to reflect as of September 28, 2023.
(2)NCM, Inc. paid Cinemark and Regal $0.0 million and $0.0 million during the nine months ended September 28, 2023 and September 29, 2022, respectively, in payments pursuant to the TRA for the 2022 or 2021 tax years. As Cinemark and Regal are no longer related parties, there are no related party balances to reflect as of September 28, 2023.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the Company’s IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears. The mandatory distributions of available cash by NCM LLC to its related party members and NCM, Inc. for the nine months ended September 28, 2023 were calculated as negative $57.9 million due to a carryforward from negative available cash from previous quarters. Under the terms of the NCM LLC Operating Agreement, these negative amounts will be netted against future positive available cash distributions for the second quarter each fiscal year after the extended covenant waiver holiday, contingent upon the Company’s compliance with the Revolving credit facility 2023 within Note 7—Borrowings and in accordance with the NCM LLC Operating Agreement
Amounts due to Cinemark and Regal as related parties, net as of December 29, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
ESA theater access fees and revenue share, net of beverage revenues and other encumbered theater payments	$11.1	$4.1	$15.2
Total amounts due, net	$11.1	$4.1	$15.2
7.  BORROWINGS
The following table summarizes total outstanding debt as of September 28, 2023 and December 29, 2022 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 28, 2023	December 29, 2022	Maturity Date	Interest Rate
Revolving credit facility 2023	$10.0	$—	August 7, 2026	(1)
Revolving credit facility 2018	—	167.0	June 20, 2023	(1)
Revolving credit facility 2022	—	50.0	June 20, 2023	(1)
Term loans – first tranche	—	258.5	June 20, 2025	(1)
Term loans – second tranche	—	49.3	December 20, 2024	(1)
Senior secured notes due 2028	—	374.2	April 15, 2028	5.875%
Senior unsecured notes due 2026	—	230.0	August 15, 2026	5.750%
Total borrowings	10.0	1,129.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	—	(7.9)
Total borrowings, net	10.0	1,121.1
Less: current portion of debt	—	(1,121.1)
Carrying value of long-term debt	$10.0	$—
_________________________________________________
(1)The interest rates on the revolving credit facilities and term loans are described below.
Loan, Security and Guarantee Agreement – On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the Revolving Credit Facility 2023 is $55,000,000. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving credit facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability is greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amounts currently outstanding under the Revolving Credit Facility 2023, as of September 28, 2023. The Revolving Credit Facility 2023 also contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
asset dispositions. As of September 28, 2023, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of September 28, 2023 was 9.20%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds. As of September 28, 2023, NCM LLC was in compliance with the financial covenants of the Revolving Credit Facility 2023 described above.
Senior Secured Credit Facility—NCM LLC’s credit agreement, as amended, (the “Credit Agreement”) consisted of a term loan facility and a revolving credit facility. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Credit Agreement was discharged and the Credit Agreement was terminated.
On March 8, 2021, NCM LLC entered into a second amendment to its Credit Agreement (“Credit Agreement Second Amendment”). Among other things, the Credit Agreement Second Amendment provided for certain modifications to the negative covenants, additional waivers and term changes outlined below and granted security interests in certain assets of NCM LLC and other potential loan parties that were not then pledged to the lenders. In addition, pursuant to the Credit Agreement Second Amendment, NCM LLC incurred a second tranche of the term loans in an aggregate principal amount of $50.0 million, the net proceeds of $43.0 million to be used for general corporate purposes.
On January 5, 2022, NCM LLC entered into a third amendment to its Credit Agreement (“Credit Agreement Third Amendment”). Among other things, the Credit Agreement Third Amendment provided for: (i) certain modifications to and extensions to modifications of the affirmative and negative covenants therein; (ii) the suspension of the consolidated net total leverage and consolidated net senior secured leverage financial covenants through the fiscal quarter ending December 29, 2022; and (iii) changes to the consolidated net total leverage ratio and consolidated net senior secured leverage ratio financial covenants. Upon execution of the Credit Agreement Third Amendment, $6.4 million was recorded as debt issuance costs and $0.4 million was recorded within “Loss on modification and retirement of debt, net” during the year ended December 29, 2022.
Term Loans—First Tranche—The interest rate on the initial tranche of term loans was originally a rate chosen at NCM LLC’s option of either the LIBOR index plus 4.00% or the base rate plus 3.00%. The rate increased from LIBOR index plus 2.75% or the base rate plus 1.75%. The term loans amortized at a rate equal to 1.00% annually, paid in equal quarterly installments. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Credit Agreement, including the terms loans, was discharged and the Credit Agreement was terminated.
Term Loans—Second Tranche—The interest rate on the second tranche of term loans was the LIBOR index plus 8.00%. The term loans amortized at a rate equal to 1.00% annually, paid in equal quarterly installments. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Credit Agreement, including the term loans, was discharged and the Credit Agreement was terminated.
Revolving Credit Facility 2018—The revolving credit facility portion of NCM LLC’s senior secured credit facility was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the Credit Agreement, and a portion was available for letters of credit. During March 2020, NCM LLC drew down an additional $110.0 million on the revolving credit facility to fund operations during the period of expected disrupted cash flows due to the temporary closure of the theaters within NCM LLC’s network due to the COVID-19 Pandemic. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Credit Agreement, including borrowings under the revolving credit facility, was discharged and the Credit Agreement was terminated. The unused line fee was 0.50% per annum which was consistent with the previous facility. Borrowings under the revolving credit facility accrued interest at NCM LLC’s option of either the LIBOR index plus an applicable margin ranging from 3.00% to 3.50% or the base rate plus an applicable margin ranging from 2.00% to 2.50%. The margin changed to the aforementioned range from a fixed margin of LIBOR index plus 2.00% or the base rate plus 1.00%. The applicable margin for the revolving credit facility was determined quarterly and was subject to adjustment based upon a consolidated net senior secured leverage ratio for NCM LLC (the ratio of secured funded debt less unrestricted cash and cash equivalents of up to $100.0 million, divided by Adjusted EBITDA for debt purposes, defined as NCM LLC’s net income before depreciation and amortization expense adjusted to also exclude non-cash share based compensation costs for NCM LLC plus integration payments received).
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC entered into a revolving credit agreement (the “Revolving Credit Agreement 2022”). The Revolving Credit Agreement 2022 provided for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Revolving Credit Agreement 2022 was discharged and the Revolving Credit Agreement 2022 was terminated. The Revolving Credit Agreement 2022 provided for (i) a cash interest rate of term Secured Overnight Financing Rate (SOFR) plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(iii) a termination premium if NCM LLC terminated the commitments under the Revolving Credit Agreement 2022 at any time before maturity.
Senior Unsecured Notes due 2026—On August 19, 2016, NCM LLC completed a private placement of $250.0 million in aggregate principal amount of 5.750% Senior Unsecured Notes (the “Notes due 2026”) for which the registered exchange offering was completed on November 8, 2016. The Notes due 2026 paid interest semi-annually in arrears on February 15 and August 15 of each year, which commenced on February 15, 2017. The Notes due 2026 were issued at 100% of the face amount thereof and were the senior unsecured obligations of NCM LLC. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Notes due 2026 was discharged and the Notes due 2026 were terminated, following $10.0 million made in cure payments.
Senior Secured Notes due 2028—On October 8, 2019, NCM LLC completed a private offering of $400.0 million aggregate principal amount of 5.875% Senior Secured Notes due 2028 (the “Notes due 2028”) to eligible purchasers. Interest on the Notes due 2028 accrued at a rate of 5.875% per annum and was payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2020. The Notes due 2028 were issued at 100% of the face amount thereof and shared in the same collateral that secured NCM LLC’s obligations under the senior secured credit facility. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Notes due 2028 was discharged and the Notes due 2028 were terminated.
8.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the nine months ended September 28, 2023 and for the nine months ended September 29, 2022 resulting in an effective tax rate of 0.0% for both periods. The Company recorded a full valuation allowance on its net deferred tax assets as of December 30, 2021 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of September 28, 2023, resulting in deferred tax expense of $0.0 million for the nine months ended September 28, 2023 and the Company’s effective tax rate of 0.0%.
Following the Regal Termination Agreement whereby Regal waived all rights and interests as to the TRA, the Company reduced the “Payable under the TRA” on the unaudited Condensed Consolidated Balance Sheets for the amounts expected to be owed to Regal. This decrease was ultimately offset by the increase in the ‘Payable under the TRA’ on the unaudited Condensed Consolidated Balance Sheets due to the additional basis created upon the revaluation and reconsolidation of NCM LLC on the Effective Date.
9.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities – The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $4.6 million and short-term and long-term lease liabilities of $1.1 million and $5.3 million, respectively, on the balance sheet as of September 28, 2023 for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Short-term operating lease liability” and “Long-term operating lease liability”, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 28, 2023, the Company had a weighted average remaining lease term of 6.1 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of September 28, 2023, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.
During the three months ended September 28, 2023 and September 29, 2022, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 28, 2023	September 29, 2022	September 28, 2023	September 29, 2022
Operating lease cost	$1.4	$0.9	$2.4	$2.6
Variable lease cost	0.2	0.1	0.4	0.4
Total lease cost	$1.6	$1.0	$2.8	$3.0
The Company made total lease payments of $0.8 million, $0.9 million, $2.9 million and $2.9 million during the three months ended September 28, 2023 and September 29, 2022 and nine months ended September 28, 2023 and September 29, 2022, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within “Amortization of intangibles recorded for network theater screen leases” within the unaudited Condensed Consolidated Statement of Operations.
In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of September 28, 2023 and December 29, 2022, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark receives an additional monthly theater access fee that began on November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark that are with the feature film, which is at least one trailer, but sometimes two or more trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark is entitled to receive a percentage of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company did not owe any theater access fees or any Platinum Spot revenue share when the theaters were not displaying the Company's pre-show or when the Company did not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of September 28, 2023, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $284.4 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one year to ten years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.4 million and $0.4 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 28, 2023 and December 29, 2022, respectively within “Accounts payable” in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.
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
Other investments consisted of the following (in millions):

	As of
	September 28, 2023	December 29, 2022
Investment in AC JV, LLC	$0.8	$0.8
Other investments	0.1	0.1
Total	$0.9	$0.9
As of September 28, 2023, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facilities are considered a reasonable estimate of fair value due to its floating-rate terms. As of August 7, 2023, upon emergence from bankruptcy, all historical debt of NCM LLC was discharged. The estimated fair values of the Company’s financial instruments where carrying values do not approximate fair value were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	As of September 28, 2023		As of December 29, 2022
	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)
Revolving credit facility 2018	$—	$—	$167.0	$44.6
Revolving credit facility 2022	$—	$—	$50.0	$13.4
Term loans - first tranche	$—	$—	$258.5	$65.8
Term loans - second tranche	$—	$—	$49.3	$13.1
Notes due 2026	$—	$—	$374.2	$91.7
Notes due 2028	$—	$—	$230.0	$6.9
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
__________________________________________
(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value following the Company’s election of the fair value option.  Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts and commercial paper with original maturities of three months or less, which are classified as Level 2 and are valued as described below.
(2)Short-Term and Long-Term Marketable Securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s government agency bonds, commercial paper and certificates of deposit are valued using third party broker quotes. The value of the Company’s government agency bonds is derived from quoted market information. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of commercial paper and certificates of deposit is derived from pricing models using inputs based upon market information, including contractual terms, market prices and yield curves. The inputs to the valuation pricing models are observable in the market, and as such are generally classified as Level 2 in the fair value hierarchy. As of December 29, 2022, there were $0.2 million of available-for-sale debt securities in unrealized loss positions without an allowance for credit losses. The Company did not recorded an allowance for credit losses for the marketable securities balance as of December 29, 2022 given the immaterial difference between the amortized cost basis and the aggregate fair value of the Company’s securities.
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 29, 2022 were as follows:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” below and in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2022. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 29, 2022. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC
On April 11, 2023 NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of title 11 of the United States Code in the Bankruptcy Code in the Bankruptcy Court. During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023. We continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code.
On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. Following confirmation of the Plan on August 7, 2023, all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC Operating Agreement were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred approximately $15.5 million to NCM LLC consistent with the NCMI 9019 Settlement, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases, including AMC’s and Cinemark’s ESAs, NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims and NCM LLC entered into an Exit Facility to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged. NCM LLC recorded a gain on bankruptcy of $915.3 million for the three and nine months ended September 28, 2023.
Additionally, upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and was therefore reconsolidated into the Company’s financial statements prospectively as of August 7, 2023 akin to an acquisition under ASC 805 – Business Combinations. In accordance with ASC 805 – Business Combinations, the assets and liabilities of NCM LLC were adjusted to their estimated fair value as of the Effective Date.
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
We present multiple formats of our Noovie show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of September 28, 2023, theaters presenting the Noovie show format with Post-Showtime Inventory made up approximately 65.4% of our network. All other NCM network theater circuits, which make up the remaining 34.6% of our network, present the Noovie show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of our Noovie show.
We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator, across our suite of Noovie digital properties, including Noovie Trivia, Noovie Shuffle, and Name That Movie®, as well as a variety of complementary out of home venues, including restaurants and convenience stores, in order to reach entertainment audiences beyond the theater. As of September 28, 2023, over 7.3 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 603.9 million data sets as of September 28, 2023. We have long-term ESAs (approximately 15.3 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between December 2023 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 12.1 years as of September 28, 2023. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, each as defined and discussed below, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, national and regional advertising pricing (CPM), local advertising rate per theater per week, and national, local, regional and total advertising revenue per attendee.  We also monitor free cash flow, the dividend coverage ratio, financial leverage ratio (net debt divided by Adjusted OIBDA plus integration payments and other encumbered theater payments), cash balances and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs and debt obligations and future dividends declared by our Board of Directors.
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our annual report on Form 10-K filed with the SEC on April 13, 2023 for our fiscal year ended December 29, 2022.
Recent Developments
Cineworld Proceeding – On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., a party to the ESA with NCM LLC, and Regal CineMedia Holdings, LLC, a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with NCM LLC. NCM LLC also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties worked towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. In lieu of litigating Regal’s potential rejection of the ESA and NCM LLC’s adversary proceeding against Regal, the parties negotiated a Network Affiliate Transaction Agreement and a Joint Venture Termination and Settlement Agreement. The Network Affiliate Transaction Agreement was effective on July 14, 2023 and provides that NCM LLC acquired the exclusive right to provide on-screen advertisements at Regal’s theaters for a term of ten years in exchange for payments based on the attendance at Regal’s theaters and the revenue generated by NCM LLC through advertising displayed in Regal’s theaters.
Pursuant to the Regal Advertising Agreement, NCM LLC has the right to display advertising in Regal’s theaters with a program of inventory that provides for (i) up to five minutes in length for exhibition on-screen immediately prior to showtime of a feature film or digital programming event, (ii) up to ten minutes immediately after the showtime of a feature film, extending the time available to NCM LLC by five minutes, and (iii) the Platinum Spot that may be exhibited on-screen prior to the last two trailers, which may be either thirty or sixty seconds in length, and subject to Regal’s approval, NCM LLC may display two thirty-second spots in the Platinum Spot and a Gold Spot, a thirty second spot displayed immediately prior to the fourth trailer preceding a feature film or digital programming event.
Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated the ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Company Operating Agreement, and Regal and Regal’s affiliates waived and released claims against other parties thereto. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Following the effect date of the Regal Termination Agreement of July 14, 2023, Regal is no longer a founding member or related party and is included within the network affiliate metrics.

Revolving Credit Facility 2023 - On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with the lenders party thereto and CIT Northbridge Credit LLC as agent. Under the Revolving Credit Facility 2023, NCM LLC has access to a revolving credit facility with aggregate commitments totaling $55,000,000. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amounts currently outstanding under the Revolving Credit Facility 2023 as of September 28, 2023.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—Within the financial results outlined below, all activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. The operating results for NCM LLC, which management believes better represent the Company’s historical consolidated performance, are presented separately subsequent to the operating data for NCM, Inc., which is presented below (dollars in millions, except share and margin data):

					% Change
	Q3 2023	Q3 2022	YTD 2023	YTD 2022	Q3 2022 to Q3 2023	YTD 2022 to YTD 2023
Revenue	$24.7	$54.5	$74.4	$157.5	(54.7)%	(52.8)%
Operating expenses:
Advertising	8.3	6.3	15.0	19.3	31.7%	(22.3)%
Network costs	1.5	2.1	4.1	6.2	(28.6)%	(33.9)%
ESA theater access fees and revenue share	7.3	21.3	30.6	62.4	(65.7)%	(51.0)%
Selling and marketing costs	6.3	10.4	16.9	31.0	(39.4)%	(45.5)%
Administrative and other costs	7.3	10.8	40.6	30.2	(32.4)%	34.4%
Impairment of long-lived assets	—	—	—	5.8	—%	(100.0)%
Depreciation expense	0.6	1.5	2.1	5.1	(60.0)%	(58.8)%
Amortization expense	5.7	6.3	12.8	18.7	(9.5)%	(31.6)%
Total operating expenses	37.0	58.7	122.1	178.7	(37.0)%	(31.7)%
Operating loss	(12.3)	(4.2)	(47.7)	(21.2)	192.9%	125.0%
Non-operating (income) expenses	(194.1)	17.5	(720.7)	55.1	(1209.1)%	(1408.0)%
Income tax expense	—	—	—	—	—%	—%
Net loss attributable to noncontrolling interests	—	(12.8)	(8.5)	(41.5)	(100.0)%	(79.5)%
Net income (loss) attributable to NCM, Inc.	$181.8	$(8.9)	$681.5	$(34.8)	(2142.7)%	(2058.3)%

Net income (loss) per NCM, Inc. basic share	$2.89	$(1.09)	$21.58	$(4.28)	(365.1)%	(604.2)%
Net income (loss) per NCM, Inc. diluted share	$2.89	$(1.09)	$20.72	$(4.28)	(365.1)%	(584.1)%
Basis of Presentation
The results of operations data for the three months ended September 28, 2023 (third quarter of 2023) and September 29, 2022 (third quarter of 2022) and the nine months ended September 28, 2023 and September 29, 2022 was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations
Third Quarter of 2023 and Third Quarter of 2022 for NCM, Inc.
Revenue. Total revenue decreased 54.7%, from $54.5 million for the third quarter of 2022 to $24.7 million for the third quarter of 2023. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q3 2023	Q3 2022	Q3 2022 to Q3 2023	Q3 2022 to Q3 2023
Advertising revenue	$22.3	$54.5	$(32.2)	(59.1)%
Management fee reimbursement	2.4	—	2.4	100.0%
Total revenue	$24.7	$54.5	$(29.8)	(54.7)%
Advertising revenue. Advertising revenue decreased by $32.2 million, or 59.1%, from $54.5 million for the third quarter of 2022 to $22.3 million for the third quarter of 2023. This decrease was primarily due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $22.3 million of revenue for the third quarter of 2023 represents the activity of NCM LLC within the third quarter after the reconsolidation event on August 7, 2023.
Management fee reimbursement. Management fee reimbursement increased by $2.4 million, from $0.0 million for the third quarter of 2022 to $2.4 million for the third quarter of 2023. This increase was primarily due to the deconsolidation of NCM LLC on April 11, 2023 and represents the revenue recognized by NCM, Inc. for managing NCM LLC during the third quarter of 2023 prior to reconsolidation event on August 7, 2023. Management fee reimbursement is eliminated during periods of consolidation. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC.
Operating expenses. Total operating expenses decreased $21.7 million, or 37.0%, from $58.7 million for the third quarter of 2022 to $37.0 million for the third quarter of 2023. The following table shows the changes in operating expense for the third quarter of 2023 (in millions):

			$ Change	% Change
	Q3 2023	Q3 2022	Q3 2022 to Q3 2023	Q3 2022 to Q3 2023
Advertising operating costs	$8.3	$6.3	$2.0	31.7%
Network costs	1.5	2.1	(0.6)	(28.6)%
ESA theater access fees and revenue share	7.3	21.3	(14.0)	(65.7)%
Selling and marketing costs	6.3	10.4	(4.1)	(39.4)%
Administrative and other costs	7.3	10.8	(3.5)	(32.4)%
Depreciation expense	0.6	1.5	(0.9)	(60.0)%
Amortization expense	5.7	6.3	(0.6)	(9.5)%
Total operating expenses	$37.0	$58.7	$(21.7)	(37.0)%
Advertising operating costs. Advertising operating costs increased $2.0 million, or 31.7%, from $6.3 million for the third quarter of 2022 to $8.3 million for the third quarter of 2023. The increase was primarily due to an increase in advertising affiliate and partner expense for the third quarter of 2023, compared to the third quarter of 2022, primarily related to the Regal Advertising Agreement which commenced on July 14, 2023. When operating under the Regal ESA, the fees owed to Regal were previously presented within “ESA theater access fees and revenue share”. The increase was partially offset by the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $8.3 million of expense for the third quarter of 2023 representing the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023.
Network costs. Network costs decreased $0.6 million, or 28.6%, from $2.1 million for the third quarter of 2022 to $1.5 million for the third quarter of 2023. The decrease was due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $1.5 million of expense for the third quarter of 2023 representing the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023.
ESA theater access fees and revenue share. Theater access fees and revenue share decreased by $14.0 million, or 65.7%, from $21.3 million for the third quarter of 2022 to $7.3 million for the third quarter of 2023. The decrease was primarily due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $7.3 million of expense for the third quarter of 2023 representing the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023. The decrease was also due to the exclusion of Regal theater access fees following Regal’s termination of the Regal ESA on July 14, 2023.
Selling and marketing costs. Selling and marketing costs decreased $4.1 million, or 39.4%, from $10.4 million for the third quarter of 2022 to $6.3 million for the third quarter of 2023. The decrease was due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $6.3 million of expense for the third quarter of 2023 representing the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023.
Administrative and other costs. Administrative and other costs decreased $3.5 million, or 32.4%, from $10.8 million for the third quarter of 2022 to $7.3 million for the third quarter of 2023. The decrease was due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $7.3 million of expense for the third quarter of 2023 representing the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023.
Depreciation expense. Depreciation expense decreased $0.9 million, or 60.0%, from $1.5 million for the third quarter of 2022 to $0.6 million in the third quarter of 2023. This decrease was primarily due to a $0.5 million decrease in depreciation expense based upon the purchase price adjustments to NCM LLC’s property and equipment upon reconsolidation on August 7, 2023.
Amortization expense. Amortization expense increased $0.6 million, or 9.5%, from $6.3 million for the third quarter of 2022 to $5.7 million for the third quarter of 2023. The increase was primarily based on the increase in amortization expense of NCM LLC’s intangible assets based upon the purchase price adjustments to NCM LLC’s intangible assets upon reconsolidation on August 7, 2023. This increase was partially offset by a reduction in amortization expense caused by the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case.
Non-operating income and expenses. Total non-operating income and expenses increased $211.6 million, or 1209.1%, from $17.5 million in non-operating expenses for the third quarter of 2022 to $194.1 million in non-operating income for the third quarter of 2023. The following table shows the changes in non-operating income/expense for the third quarter of 2023 and the third quarter of 2022 (in millions):

			$ Change	% Change
	Q3 2023	Q3 2022	Q3 2022 to Q3 2023	Q3 2022 to Q3 2023
Interest on borrowings	$0.3	$19.8	$(19.5)	(98.5)%
Loss (gain) on re-measurement of the payable under the tax receivable agreement	9.3	(2.2)	11.5	(522.7)%
Gain on re-measurement of investment in NCM LLC	(35.3)	—	$(35.3)	100.0%
Gain on reconsolidation of NCM LLC	(168.0)	—	(168.0)	100.0%
Other non-operating income	(0.4)	(0.1)	(0.3)	300.0%
Total non-operating (income) expenses	$(194.1)	$17.5	$(211.6)	(1209.1)%

The increase in non-operating income was primarily due to the $168.0 million gain on reconsolidation and the $35.3 million gain on remeasurement of NCM LLC recorded after NCM LLC emerged from bankruptcy and was reconsolidated on August 7, 2023, as well as a $19.5 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC’s emergence from bankruptcy and reconsolidation on August 7, 2023. This was partially offset by a $11.5 million increase in the loss on re-measurement of the payable under the tax receivable agreement primarily due to the net impact of the reconsolidation of NCM LLC and the Regal Termination Agreement.
Results of Operations for NCM LLC for the Third Quarter of 2023 and Third Quarter of 2022

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the three months ended September 28, 2023 third quarter of 2023) and September 29, 2022 (third quarter of 2022) for NCM LLC:

			$ Change	% Change
	Q3 2023	Q3 2022	Q2 2022 to Q2 2023	Q2 2022 to Q2 2023
Revenue	$69.6	$54.5	$15.1	27.7%
Operating expenses:
Advertising operating costs	19.6	6.3	13.3	211.1%
Network costs	2.2	2.1	0.1	4.8%
ESA theater access fees and revenue share	16.7	21.3	(4.6)	(21.6)%
Selling and marketing costs	11.8	10.4	1.4	13.5%
Administrative and other costs	21.3	8.1	13.2	163.0%
Loss on termination of Regal ESA	125.6	—	125.6	100.0%
Impairment of long-lived assets	9.6	—	9.6	100.0%
Administrative fee—managing member	4.7	2.7	2.0	74.1%
Depreciation expense	1.0	1.5	(0.5)	(33.3)%
Amortization expense	7.8	6.3	1.5	23.8%
Total operating expenses	220.3	58.7	161.6	275.3%
Operating loss	$(150.7)	$(4.2)	$(146.5)	3488.1%

Adjusted OIBDA	$11.3	$7.0	$4.3	61.4%
Adjusted OIBDA margin	16.2%	12.8%	3.4%	26.6%
Total theater attendance (in millions) (1)	131.7	106.6	25.1	23.5%

Revenue. Revenue increased $15.1 million, or 27.7%, from $54.5 million for the third quarter of 2022 to $69.6 million for the third quarter of 2023.
National advertising revenue increased by $12.3 million, or 31.0% from $39.7 million for the third quarter of 2022 to $52.0 million for the third quarter of 2023. The increase was primarily due to a 42.0% increase in impressions sold and a 23.5% increase in network attendance for the third quarter of 2023, compared to the third quarter of 2022. These increases were partially offset by lower CPMs for the third quarter of 2023, compared to the third quarter of 2022.
Local and regional advertising revenue increased by $3.1 million, or 31.6% from $9.8 million for the third quarter of 2022 to $12.9 million for the third quarter of 2023. The increase in local and regional advertising revenue was primarily due to an increase in contract activity and average size within the beverage, government and healthcare service categories in the third quarter of 2023, compared to the third quarter of 2022.
National advertising from the ESA Parties’ beverage concessionaire agreement decreased $0.3 million, or 6.0% from $5.0 million for the third quarter of 2022 to $4.7 million for the third quarter of 2023. The decrease was primarily due to Regal’s termination of the Regal ESA on July 14, 2023 and subsequent discontinuation of beverage concessionaire revenue related to Regal. This decrease was partially offset by a 31.1% increase in attendance from the ESA Parties in the third quarter of 2023, compared to the third quarter of 2022.
Advertising operating costs. Advertising operating costs increased $13.3 million, or 211.1%, from $6.3 million for the third quarter of 2022 to $19.6 million for the third quarter of 2023. The increase was due to a $13.1 million increase in advertising affiliate and partner expense for the third quarter of 2023, compared to the third quarter of 2022, primarily related to the Regal Advertising Agreement which commenced on July 14, 2023. When operating under the Regal ESA, the fees owed to Regal were previously presented within “ESA theater access fees and revenue share”.
Network costs. Network costs increased $0.1 million, or 4.8%, from $2.1 million for the third quarter of 2022 to $2.2 million for the third quarter of 2023.
ESA theater access fees and revenue share. Theater access fees and revenue share decreased by $4.6 million, or 21.6%, from $21.3 million for the third quarter of 2022 to $16.7 million for the third quarter of 2023. This decrease was primarily due to a $3.8 million decrease in the fees related to the number of active screens and a $1.0 million decrease related to the fees due to theater attendance for the third quarter of 2023, compared to the third quarter of 2022, primarily due to Regal’s termination of the Regal ESA on July 14, 2023. These decreases were partially offset by a $0.6 million increase due to contractual rate increases, for the third quarter of 2023, compared to the third quarter of 2022.
Selling and marketing costs. Selling and marketing costs increased $1.4 million, or 13.5%, from $10.4 million for the third quarter of 2022 to $11.8 million for the third quarter of 2023. This increase was primarily due to a $1.5 million increase in personnel related expenses for the third quarter of 2023, compared to the third quarter of 2022, driven by an increase in commissions to local sales account directors in line with the increase in local revenue.
Administrative and other costs. Administrative and other costs increased $13.2 million, or 163.0%, from $8.1 million for the third quarter of 2022 to $21.3 million for the third quarter of 2023. This increase was primarily due to a $13.4 increase in advisor fees related to the Chapter 11 Case during the third quarter of 2023, compared to the third quarter of 2022.
Loss on termination of Regal ESA. Loss on termination of Regal ESA costs increased to $125.6 million, or 100.0%, from $0.0 million for the third quarter of 2022 to $125.6 million for the third quarter of 2023. This increase was primarily due to $141.5 million disposal of the intangible asset related to the Regal ESA. This was offset by $13.0 million gain on Regal’s surrender of ownership in the Company and $2.9 million in payables forgiven in conjunction with emergence from bankruptcy during the third quarter of 2023, compared to the third quarter of 2022.
Impairment of long-lived assets. Impairment of long-lived assets increased to $9.6 million, or 100.0%, from $0.0 million for the third quarter of 2022 to $9.6 million for the third quarter of 2023. This increase was primarily due to the write-off of certain long-lived intangible assets in the third quarter of 2023, compared to the third quarter of 2022.
Administrative fee—managing member. Administrative fee—managing member increased $2.0 million, or 74.1%, from $2.7 million for the third quarter of 2022 to $4.7 million for the third quarter of 2023. This increase was primarily due to a $1.8 million increase in personnel related expenses primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case and a $0.2 million increase in legal and professional fees for the third quarter of 2023, compared to the third quarter of 2022.
Depreciation expense. Depreciation expense decreased $0.5 million, or 33.3%, from $1.5 million for the third quarter of 2022 to $1.0 million in the third quarter of 2023. The decrease was primarily due to a $0.5 million decrease in depreciation expense based upon the purchase price adjustments to NCM LLC’s property and equipment upon reconsolidation with NCM, Inc. on August 7, 2023.
Amortization expense. Amortization expense increased $1.5 million, or 23.8%, from $6.3 million for the third quarter of 2022 to $7.8 million for the third quarter of 2023.The increase was due to a $1.5 million increase in amortization expense of NCM LLC’s intangible assets based upon the purchase price adjustments to NCM LLC’s intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.
Nine months ended September 28, 2023 and September 29, 2022 for NCM, Inc.
Revenue. Total revenue decreased 36.2%, from $116.7 million for the nine months ended September 29, 2022 to $74.4 million for the nine months ended September 28, 2023.  The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 28, 2023	September 29, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Advertising revenue	$64.3	$116.7	$(52.4)	(44.9)%
Management fee reimbursement	10.1	—	10.1	—%
Total revenue	$74.4	$116.7	$(42.3)	(36.2)%
Advertising revenue. Advertising revenue decreased by $52.4 million, or 44.9%, from $116.7 million for the nine months ended September 29, 2022 to $64.3 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $64.3 million of revenue for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc.
Management fee reimbursement. Management fee reimbursement increased by $10.1 million, from $0.0 million for the nine months ended September 29, 2022 to $10.1 million for the nine months ended September 28, 2023. The management fee reimbursement represents the revenue recognized by NCM, Inc. for managing NCM LLC during the deconsolidation period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC during that period. Management fee reimbursement is eliminated during periods of consolidation.
Operating expenses. Total operating expenses decreased $56.6 million, or 31.7%, from $178.7 million for the nine months ended September 29, 2022 to $122.1 million for the nine months ended September 28, 2023. The following table shows the changes in operating expense for the nine months ended September 28, 2023 and September 29, 2022 (in millions):

	Nine Months Ended		$ Change	% Change
	September 28, 2023	September 29, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Advertising operating costs	$15.0	$19.3	$(4.3)	(22.3)%
Network costs	4.1	6.2	(2.1)	(33.9)%
ESA theater access fees and revenue share	30.6	62.4	(31.8)	(51.0)%
Selling and marketing costs	16.9	31.0	(14.1)	(45.5)%
Administrative and other costs	40.6	30.2	10.4	34.4%
Impairment of long-lived assets	—	5.8	(5.8)	(100.0)%
Depreciation expense	2.1	5.1	(3.0)	(58.8)%
Amortization expense	12.8	18.7	(5.9)	(31.6)%
Total operating expenses	$122.1	$178.7	$(56.6)	(31.7)%
Advertising operating costs. Advertising operating costs decreased $4.3 million, or 22.3%, from $19.3 million for the nine months ended September 29, 2022 to $15.0 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $15.0 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc. This decrease was partially offset by an increase in advertising affiliate and partner expense related to the Regal Advertising Agreement which commenced on July 14, 2023. When operating under the Regal ESA, the fees owed to Regal were previously presented within “ESA theater access fees and revenue share”.
Network costs. Network costs decreased $2.1 million, or 33.9%, from $6.2 million for the nine months ended September 29, 2022 to $4.1 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $4.1 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc.
ESA theater access fees and revenue share. Theater access fees and revenue share decreased by $31.8 million, or 51.0%, from $62.4 million for the nine months ended September 29, 2022 to $30.6 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $30.6 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc. The decrease was also due to the exclusion of Regal theater access fees for the period following Regal’s termination of the Regal ESA on July 14, 2023.
Selling and marketing costs. Selling and marketing costs decreased $14.1 million, or 45.5%, from $31.0 million for the nine months ended September 29, 2022 to $16.9 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $16.9 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc.
Administrative and other costs. Administrative and other costs increased $10.4 million, or 34.4%, from $30.2 million for the nine months ended September 29, 2022 to $40.6 million for the nine months ended September 28, 2023. The increase is due to costs incurred through the petition date related to NCM LLC’s Chapter 11 Case, as well as, expenses incurred directly by NCM, Inc. related to NCM LLC’s Chapter 11 Case through August 7, 2023, increase in NCM., Inc. personnel related costs primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case and an allocation of NCM LLC expenses related to NCM LLC administrative services utilized by NCM, Inc.

Impairment of long-lived assets. Impairment of long-lived assets decreased $5.8 million, or 100.0%, from $5.8 million for the nine months ended September 29, 2022 to $0.0 million for the nine months ended September 28, 2023. The $5.8 million of expense for the nine months ended September 29, 2022 was due to the write-off of certain long-lived intangible assets, with no comparable activity in the current year.
Depreciation expense. Depreciation expense decreased $3.0 million, or 58.8%, from $5.1 million for the nine months ended September 29, 2022 to $2.1 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $2.1 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc.
Amortization expense. Amortization expense decreased $5.9 million, or 31.6%, from $18.7 million for the nine months ended September 29, 2022 to $12.8 million for the nine months ended September 28, 2023. This decrease was due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $12.8 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC within the approximate five months of the period NCM LLC was consolidated by NCM, Inc.
Non-operating income/expenses. Total non-operating income increased $775.8 million, or 1408.0%, from $55.1 million in non-operating expenses for the nine months ended September 29, 2022 to $720.7 million in non-operating income for the nine months ended September 28, 2023. The following table shows the changes in non-operating income/expense for the nine months ended September 28, 2023 and September 29, 2022 (in millions):

	Nine Months Ended		$ Change	% Change
	September 28, 2023	September 29, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Interest on borrowings	$27.5	$57.3	$(29.8)	(52.0)%
Gain on modification and retirement of debt, net	0.4	(5.9)	6.3	(106.8)%
Loss on re-measurement of the payable under the tax receivable agreement	12.7	4.0	8.7	217.5%
Gain on sale of asset	(0.3)	—	(0.3)	100.0%
Gain on deconsolidation of affiliate	(557.7)	—	(557.7)	100.0%
Gain on re-measurement of investment in NCM LLC	(35.5)	—	(35.5)	100.0%
Gain on reconsolidation of NCM LLC	(168.0)	—	(168.0)	100.0%
Other non-operating (income) expense	0.2	(0.3)	0.5	(166.7)%
Total non-operating (income) expenses	$(720.7)	$55.1	$(775.8)	(1408.0)%

The increase in non-operating income was largely driven by the gain on deconsolidation of NCM LLC $557.7 million recorded on April 11, 2023 after NCM LLC filed the Chapter 11 Case resulting in NCM, Inc.’s loss of control of NCM LLC for accounting purposes, as well as by the gain on reconsolidation of NCM LLC on August 7, 2023 upon NCM LLC’s emergence from bankruptcy of $168.0 million and the gain on remeasurement of NCM LLC on $35.5 million. The increase was also due to a $29.8 million decrease in interest on borrowings primarily due to the discharge of historical debt and accrued interest that occurred upon NCM LLC’s emergence from bankruptcy on August 7, 2023. These changes were partially offset by an $8.7 million increase in the loss on re-measurement of the payable under the tax receivable agreement primarily due to the net impact of the reconsolidation of NCM LLC and the Regal Termination Agreement and a $6.3 million decrease in the gain on modification and retirement of debt, net due to NCM, Inc.’s purchase of certain of the Notes due 2028 on the open market during the second quarter of 2022, reducing the principal amount owed by NCM LLC to third parties, with limited activity in the current year.
Results of Operations for NCM LLC for the nine months ended September 28, 2023 and September 29, 2022
The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data)for the nine months ended September 28, 2023 (third quarter of 2023) and September 29, 2022 (third quarter of 2022) for NCM LLC:

	Nine Months Ended		$ Change	% Change
	September 28, 2023	September 29, 2022	YTD 2022 to YTD 2023	YTD 2022 to YTD 2023
Revenue	$168.9	$157.5	$11.4	7.2%
Operating expenses:

Advertising operating costs	32.7	19.3	13.4	69.4%
Network costs	6.8	6.2	0.6	9.7%
ESA theater access fees and revenue share	60.2	62.4	(2.2)	(3.5)%
Selling and marketing costs	31.4	31.0	0.4	1.3%
Administrative and other costs	64.9	22.3	42.6	191.0%
Loss on impairment of Regal ESA	125.6	—	125.6	100.0%
Impairment of long-lived assets	9.6	5.8	3.8	65.5%
Administrative fee—managing member	16.0	7.9	8.1	102.5%
Depreciation expense	3.6	5.1	(1.5)	(29.4)%
Amortization expense	20.3	18.7	1.6	8.6%
Total operating expenses	371.1	178.7	192.4	107.7%
Operating loss	$(202.2)	$(21.2)	$(181.0)	853.8%

Adjusted OIBDA	$12.9	$15.2	$(2.3)	(15.1)%
Adjusted OIBDA margin	7.6%	9.7%	(2)%	(20.6)%
Total theater attendance (in millions) (1)	356.6	306.8	49.8	16.2%
Revenue. Revenue increased $11.4 million, or 7.2%, from $157.5 million for the nine months ended September 29, 2022 to $168.9 million for the nine months ended September 28, 2023.
National advertising revenue increased by $1.5 million, or 1.3% from $116.7 million for the nine months ended September 29, 2022 to $118.2 million for the nine months ended September 28, 2023. The increase in national advertising revenue was primarily due to a 9.6% increase in impressions sold and a 16.2% increase in network attendance for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022. This was partially offset by lower CPMs for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022.
Local and regional advertising revenue increased by $8.5 million, or 32.2% from $26.4 million for the nine months ended September 29, 2022 to $34.9 million for the nine months ended September 28, 2023. The increase in local and regional advertising revenue was primarily due to an increase in contract activity and average size within the beverage, government, healthcare, travel and education service categories in the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022.
National advertising from the ESA Parties’ beverage concessionaire agreement increased $1.4 million, or 9.7% from $14.4 million for the nine months ended September 29, 2022 to $15.8 million for the nine months ended September 28, 2023. The increase was due to a 22.4% increase in theater attendance for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022. This was partially offset by Regal’s termination of the Regal ESA on July 14, 2023 and subsequent discontinuation of beverage concessionaire revenue related to Regal.
Advertising operating costs. Advertising operating costs increased $13.4 million, or 69.4%, from $19.3 million for the for the nine months ended September 29, 2022 to $32.7 million for the nine months ended September 28, 2023. The increase was primarily due to a $12.8 million increase in advertising affiliate and partner expense, primarily related to the Regal Advertising Agreement which commenced on July 14, 2023. When operating under the Regal ESA, the fees owed to Regal were previously presented within “ESA theater access fees and revenue share”. This increase was also due to a $0.5 million increase in personnel related expenses for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022, primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case .
Network costs. Network costs increased $0.6 million, or 9.7%, from $6.2 million for the nine months ended September 29, 2022 to $6.8 million for the nine months ended September 28, 2023. The increase was primarily due to a $0.5 increase in personnel related expenses for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022, primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case.
ESA theater access fees and revenue share. Theater access fees and revenue share decreased by $2.2 million, or 3.5%, from $62.4 million for the nine months ended September 29, 2022 to $60.2 million for the nine months ended

September 28, 2023. The decrease was primarily due to a $4.0 million decrease in the fees related to the number of active screens for the third quarter of 2023, compared to the third quarter of 2022, primarily due to Regal’s termination of the Regal ESA on July 14, 2023 and a $1.2 million decrease in revenue share. This was partially offset by a $1.6 million increase in fees related to ESA Party theater attendance and a $1.3 million increase in fees due to contractual rate increases, for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022.
Selling and marketing costs. Selling and marketing costs increased $0.4 million, or 1.3%, from $31.0 million for the nine months ended September 29, 2022 to $31.4 million for the nine months ended September 28, 2023. The increase was primarily due to a $2.3 million increase in personnel related expenses for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022, driven by an increase in commissions to local and regional sales account directors in line with the increase in local and regional revenue during the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022. These increases were partially offset by a $2.1 million decrease in selling related expenses for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022.
Administrative and other costs. Administrative and other costs increased $42.6 million, or 191.0%, from $22.3 million for the nine months ended September 29, 2022 to $64.9 million for the nine months ended September 28, 2023. This increase was primarily due to a $43.2 million increase in advisor fees related to the Chapter 11 Case and Cineworld Proceeding for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022. This increase was partially offset by $0.2 million decrease in lease costs related to leases modified and terminated in conjunction with the Company’s emergence from bankruptcy.
Administrative fee—managing member. Administrative fee—managing member increased $8.1 million, or 102.5%, from $7.9 million for the third quarter of 2022 to $16.0 million for the third quarter of 2023. This increase was primarily due to a $5.3 million increase in personnel related costs primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case and a $2.8 million increase in advisor fees related to the Chapter 11 Case and Cineworld Proceeding for the nine months ended September 28, 2023, compared to the nine months ended September 29, 2022.
Loss on termination of Regal ESA. Loss on termination of Regal ESA costs increased $125.6 million, or 100.0%, from $0.0 million for the nine months ended September 29, 2022 to $125.6 million for the nine months ended September 28, 2023. This increase was primarily due to the $141.5 million disposal of the intangible asset related to the Regal ESA. This was partially offset by the $13.0 million gain on Regal’s surrender of ownership in the Company and the $2.9 million in payables forgiven in conjunction with emergence from bankruptcy during the third quarter of 2023, compared to the third quarter of 2022.
Impairment of long-lived assets. Impairment of long-lived assets increased $3.8 million, or 65.5%, from $5.8 million for the nine months ended September 29, 2022 to $9.6 million for the nine months ended September 28, 2023. This increase was primarily due to the $9.6 million write-off of certain long-lived intangible assets in the third quarter of 2023, compared to the nine months ended September 29, 2022, with only $5.8 million of write-off of long-lived assets. The reconsolidation did not result in a change to the size of the Company’s network.
Depreciation expense. Depreciation expense decreased $1.5 million, or 29.4%, from $5.1 million for the nine months ended September 29, 2022 to $3.6 million for the nine months ended September 28, 2023. This was primarily due to a $1.5 million decrease in depreciation expense based upon the purchase price adjustments to NCM LLC’s property and equipment upon reconsolidation with NCM, Inc. on August 7, 2023.
Amortization expense. Amortization expense decreased $1.6 million, or 8.6%, from $18.7 million for the nine months ended September 29, 2022 to $20.3 million for the nine months ended September 28, 2023.The increase was primarily due to a $1.5 million increase in amortization expense of NCM LLC’s intangible assets based upon the purchase price adjustments to NCM LLC’s intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.
Non-GAAP Financial Measures for NCM LLC
Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, impairment of long-lived assets, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, impairments of long-lived assets, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding or Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s debt agreement.
The following table reconciles operating income to Adjusted OIBDA for NCM LLC for the periods presented (dollars in millions):

	Q3 2023	Q3 2022	YTD 2023	YTD 2022
Operating loss	$(150.7)	$(4.2)	$(202.2)	$(21.2)
Depreciation expense	1.0	1.5	3.6	5.1
Amortization expense	7.8	6.3	20.3	18.7
Share-based compensation costs (1)	1.2	2.1	3.9	5.1
Impairment of long-lived assets (2)	9.6	—	9.6	5.8
Sales force reorganization costs (3)	—	—	—	0.4
Loss on termination of Regal ESA, net (4)	125.6	—	125.6	—
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case included within Operating Income (5)	16.8	1.3	52.1	1.3
Adjusted OIBDA	$11.3	$7.0	$12.9	$15.2
Total revenue	$69.6	$54.5	$168.9	$157.5
Adjusted OIBDA margin	16.2%	12.8%	7.6%	9.7%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in NCM LLC’s unaudited Condensed Consolidated Financial Statements.
(2)The impairment of long-lived assets primarily relates to the write down of certain intangible assets related to a purchased affiliate and internally developed software and leasehold improvements no longer in use.
(3)Sales force reorganization costs represents redundancy costs associated with changes to NCM LLC’s sales force implemented during the first quarter of 2022.
(4)The net impact of Regal’s termination of the ESA resulting from the disposal of the intangible asset partially offset by the surrender of Regal’s ownership in the Company and the forgiveness of prepetition claims.
(5)Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case during the nine months ended September 28, 2023, as well as retention related expenses and retainers to the members of the special and restructuring committees of the Company’s Board of Directors.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of the Noovie® pre-show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. For the first three and nine months of 2023 and 2022, Cinemark and Regal, prior to its termination of the ESA, purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of the Noovie pre-show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year. As of July 14, 2023, the effective date of the Regal Advertising Agreement, the Company no longer receives ESA beverage revenue from Regal.
Theater Access Fees—In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with an increase occurring in the current year and the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark receives and Regal previously received an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027. As of July 14, 2023, Regal rejected and terminated the Regal ESA and the Regal Advertising Agreement became effective. The payments under the Regal Advertising Agreement are based on the attendance at Regal’s theaters and the revenue generated by the Company through advertising displayed in Regal’s theaters.
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark and AMC, interest or principal payments on our Revolving Credit Facility 2023, income tax payments, TRA payments and amount of dividends to NCM, Inc.’s common stockholders.
On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the revolver is $55,000,000. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10 million from the facility, which represents the only amounts currently outstanding under the Revolving credit facility 2023, as of September 28, 2023.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 28, 2023	December 29, 2022	September 29, 2022	YE 2022 to Q3 2023	Q3 2022 to Q3 2023
Cash, cash equivalents and marketable securities (1)	$23.0	$62.7	$74.8	$(39.7)	$(12.1)
NCM LLC Revolving Credit Facility 2023 availability (2)	44.4	—	—	44.4	44.4
NCM LLC revolving credit facility availability (3)	—	7.2	6.8	(7.2)	(6.8)
Total liquidity	$67.4	$69.9	$81.6	$(2.5)	$25.5
_________________________

(1)Included in cash, cash equivalents and marketable securities as of September 28, 2023, December 29, 2022 and September 29, 2022, was $21.1 million, $59.4 million and $60.9 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which subject to fluctuations in underlying the assets, is $55.0 million as of September 28, 2023. As of September 28, 2023, the amount available under the NCM LLC Revolving Credit Facility 2023 in the table above is net of the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million, and net letters of credit of $0.6 million.
(3)The revolving credit facility portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the previous senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the previous revolving credit facility pursuant to the Credit Agreement, dated as of June 20, 2018 among NCM LLC as Borrower, JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto (the “Credit Agreement 2018”) was $175.0 million as of December 29, 2022 and September 29, 2022 and NCM LLC’s total capacity under the previous revolving credit facility pursuant to the Revolving Credit Agreement, dated as of January 5, 2022, among NCM LLC as Borrower, Wilmington Savings Fund Society, FSB in its capacity as administrative agent, and the lenders party thereto (the “Revolving Credit Agreement 2022”) was $50.0 million as of December 29, 2022 and September 29, 2022. As of December 29, 2022 and September 29, 2022, the amount available under the NCM LLC revolving credit facilities pursuant to the Credit Agreement 2018 and the Revolving Credit Agreement 2022 in the table above was net of the amount outstanding under the revolving credit facilities of $217.0 million and $217.0 million, respectively, and net letters of credit of $0.8 million and $1.2 million, respectively.
As of September 28, 2023, the weighted average remaining maturity of our debt was 2.9 years. As of September 28, 2023, 100.0% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Nine Months Ended
	September 28, 2023	September 29, 2022
Operating cash flow	$(22.3)	$(36.7)
Investing cash flow	$33.6	$(2.0)
Financing cash flow	$(52.1)	$11.0
•Operating Activities. The $14.4 million decrease in cash used in operating activities for the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022, was primarily due to 1) a $70.2 million increase in account receivable collections primarily due to higher revenue of NCM LLC during the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022, 2) a $2.9 million change in other assets due primarily to the change in account balances of NCM LLC’s between deconsolidation on April 11, 2023 and reconsolidation on August 7, 2023 and 3) a $2.1 million increase in integration and other encumbered theaters payments received in the third quarter of 2023 compared to the third quarter of 2022 primarily due to the withholding of payment during NCM LLC’s Chapter 11 Case. The decreases in cash used were partially offset by 1) a $19.0 million increase in payments of accounts payable and accrued expenses primarily due to NCM LLC’s emergence from bankruptcy, as well as, the change in account balances of NCM LLC’s between deconsolidation on April 11, 2023 and reconsolidation on August 7, 2023, 2) an $18.4 million increase in net loss adjusted for non-cash items during the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022, 3) a $11.6 million decrease in prepaid expenses primarily due to NCM LLC’s emergence from bankruptcy and 4) $10.5 million increase in payments made to the other NCM LLC members primarily due to NCM LLC’s emergence from bankruptcy.
•Investing Activities. The $35.6 million increase in cash provided by investing activities for the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022, was primarily due to a $49.5 million addition of cash and cash equivalents due to the reconsolidation of NCM LLC in the third quarter of 2023, a $1.0 million increase in proceeds from sale and maturities of marketable securities and a $0.3 million increase in proceeds from the sale of assets and a $0.3 million decrease in purchases of property and equipment in the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022.

These increases were partially offset by a $15.5 million cash contribution made in conjunction with the reconsolidation of NCM LLC.
•Financing Activities. The $63.1 million increase in cash used by financing activities for the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022, was primarily due to the issuance of the $50.0 million Revolving Credit Facility 2022 in the first quarter of 2022 with no issuance in 2023, as well as, the $49.6 million removal of cash and cash equivalents due to the deconsolidation of NCM LLC in the second quarter of 2023. These increases in cash used were partially offset by a $19.8 million decrease in the purchases of the Notes due 2028 as there were no purchases made in 2023, a $9.0 million decrease in dividend payments following the suspension of the dividend in the third quarter of 2022, a $5.8 million decrease in payments of debt issuance costs due to the absence of an issuance in 2023, a $1.6 million decrease in repayment of the term loan facility due to the discharge of NCM LLC’s historical debt through its Chapter 11 Case and a $0.3 million decrease in stock withheld upon vesting during the nine months ended September 28, 2023, as compared to the nine months ended September 29, 2022.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 28, 2023 were $23.0 million (including $21.1 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its Revolving Credit Facility 2023 and cash on hand. NCM LLC drew down $10.0 million of its Revolving Credit Facility 2023 immediately upon emergence from bankruptcy on August 7, 2023. The $21.1 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required pursuant to the terms of the NCM LLC Operating Agreement to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members (only NCM, Inc. as of September 28, 2023). The available cash distribution to the members of NCM LLC for the nine months ended September 28, 2023 was calculated as approximately negative $57.9 million, of which NCM, Inc.'s share is approximately negative $57.9 million. Further there was $20.6 million and $93.7 million of negative available cash generated during the years ended December 29, 2022 and December 30, 2021, respectively. Pursuant to the NCM LLC Operating Agreement, there will be no available cash distributions made for the first, second or third quarter of 2023. Negative available cash distributions for the years of 2022 and 2021 are expected to be netted in accordance with the NCM LLC Operating Agreement against future positive available cash distributions.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Revolving Credit Facility 2023) to fund payments associated with the TRA and future dividends as declared by the Board of Directors. The Company did not make a TRA payment in 2023 for the 2022 tax year. The Company will also consider opportunistically using cash received for partial repayments of NCM LLC's outstanding debt balance. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, it is the Company’s intention to distribute substantially all its free cash flow to stockholders through dividends. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.
Critical Accounting Policies
Deconsolidation of NCM LLC
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

Reconsolidation of NCM LLC
The Company accounted for the reconsolidation of NCM LLC using the acquisition method of accounting. The acquisition method requires the Company to make significant estimates and assumptions, especially at the acquisition date as the Company allocates the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. The Company also uses our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of the Company’s businesses, client behavior and market conditions. See See Note 4 - Reconsolidation of NCM LLC for further information on the valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed, and, where relevant, the estimated remaining useful lives.
The ongoing accounting for the tangible and intangible assets acquired requires the Company to make significant estimates and assumptions and exercise judgement to evaluate these assets for impairment. The processes and accounting policies for evaluating impairments are further described in Note 1 - The Company.
For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K filed for the fiscal year ended December 29, 2022 and incorporated by reference herein. As of September 28, 2023, there were no other significant changes in those critical accounting policies.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 28, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 28, 2023 were effective.
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
Changes in Internal Control Over Financial Reporting
Except as noted below, there has been no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2023 that has materially affected, or is likely to materially affect, our internal control over financial reporting.
In response to the reconsolidation of NCM LLC, we modified existing or implemented new business processes and related internal controls over financial reporting to ensure that the financial statements appropriately reflect the fair value of

NCM LLC, in accordance with ASC 805 - Business Combinations, upon reconsolidation and distinguish transactions and events that are directly associated with the reconsolidation of NCM LLC from the ongoing operations of the business.
PART II—OTHER INFORMATION
Item 1.  Legal Proceedings
On June 26, 2023, the Bankruptcy Court entered an order authorizing NCM LLC’s entry into the Regal Advertising Agreement and the Regal Termination Agreement (the “Regal Order”). On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. On August 7, 2023, the conditions precedent to the Plan were satisfied and NCM LLC emerged from bankruptcy. On June 29, 2023, AMC and Cinemark filed a notice of appeal of the Confirmation Order, and a week later appealed the Regal Order. Subsequently, AMC and Cinemark sought a stay of the Confirmation Order and Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. The consolidated appeals of the Confirmation Order and the Regal Order on the merits are pending in the District Court for the Southern District of Texas.
We are sometimes involved in legal proceedings arising in the ordinary course of business. We are not aware of any other litigation currently pending that would have a material adverse effect on our operating results or financial condition.
Item 1A.  Risk Factors
Ownership of the common stock and other securities of the Company involves certain risks. You should carefully consider the following material risks and other information in this document, including our historical financial statements and related notes included herein. The material risks and uncertainties described in this document are not the only ones facing us. If any of the risks and uncertainties described in this document actually occur, our business, financial condition and results of operations could be adversely affected in a material way. This could cause the trading price of our common stock to decline, perhaps significantly, and you may lose part or all of your investment.
Risks Related to NCM LLC’s Emergence from Bankruptcy
The ongoing effects of NCM LLC’s Chapter 11 Case, including the risks and uncertainties associated with bankruptcy, may harm the Company’s business following emergence.
NCM LLC recently emerged from bankruptcy on August 7, 2023 (the “Effective Date”). The Company’s senior management has been required to spend a significant amount of time and effort attending to the negotiation and execution of the Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code (as amended, modified, or supplemented from time to time, the “Plan”) instead of focusing exclusively on the Company’s business operations. Risks associated with NCM LLC’s emergence from bankruptcy include the following:
•Vendors or other contract counterparties could terminate their relationship with us or require financial assurances or other enhanced performances such as upfront payments;
•The ability to renew existing contracts and compete for new business may be adversely affected;
•It may be more difficult to attract, motivate, and retain key employees and executives;
•Employees may have been distracted from the performance of their duties by matters related to the Chapter 11 Case;
•Litigation with AMC and Cinemark regarding confirmation of the Plan could impact our relationship with AMC and Cinemark or the terms of the Plan; and
•Competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
We cannot accurately predict or quantify the impacts or adverse effects of the residual risk and uncertainties associated with NCM LLC’s emergence, or the occurrence of one or more of these risks could have on our results of operations, financial condition, business, and reputation.
The Company’s actual financial results following NCM LLC’s emergence from bankruptcy may not be comparable to the Company’s historical financial information or to NCM LLC’s projections filed with the Bankruptcy Court.
The Company has historically consolidated NCM LLC’s financial statements, but upon the filing of the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes as of April 11, 2023, the date on which NCM LLC filed its Chapter 11 Case and NCM LLC was deconsolidated from the Company’s consolidated financial statements prospectively. On August 7, 2023, and subsequent to NCM LLC’s emergence from bankruptcy, NCM, Inc. regained control of NCM LLC. The reconsolidation was treated for accounting purposes as a business combination under ASC 805—Business Combinations and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition, the Effective Date. Accordingly, the Company’s future results of operations, financial condition and business may not be comparable to the results of operations, financial condition and business reflected in our historical financial statements.
In connection with filings made with the Bankruptcy Court and as cleansing materials after negotiations with NCM LLC’s creditors, the Company disclosed projected financial information regarding NCM LLC’s future prospects. Those projections were prepared solely for the purpose of negotiations and the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.
There can be no assurance as to the effect that NCM LLC’s bankruptcy and emergence from Chapter 11 will have on its relationships with its vendors, network theater circuits, employees and customers.
There can be no assurance as to the effect that NCM LLC’s bankruptcy and emergence from Chapter 11 will have on its ongoing relationships with its vendors, network theater circuits, employees and customers. The Chapter 11 Case required NCM LLC to forbear making payments to vendors for certain pre-petition goods and services until NCM LLC assumed the underlying agreements. The delay of payments or non-payment due to provisions of the Bankruptcy Code may have damaged underlying relationships with certain vendors and network theater circuits that may be difficult to repair. Additionally, AMC and Cinemark, the ESA Parties, sought a stay of the Confirmation Order and the Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. The consolidated appeals of the Confirmation Order and the Regal Order on the merits are pending in the United States District Court for the Southern District of Texas. To the extent that any of these events result in the tightening of payment or credit terms, increases in the price of supplied services, the loss of customers, the revision of contractual terms, or loss of key employees, it could have a significant negative effect on the Company’s business, financial condition, liquidity and results of operations.
Certain stockholders own a significant portion of our outstanding voting stock and a Director Designation Agreement entered into with certain of NCM LLC’s previous creditors grants the right to appoint up to six of the nine directors on our Board and may limit investors ability to influence significant corporate decisions.
As of August 7, 2023, Blantyre Capital Limited (“Blantyre Capital”), our largest stockholder, beneficially owns 26,664,349 shares of our common stock. Additionally, the Company entered into a Director Designation Agreement (the “Designation Agreement”) among the Company, the Consenting Creditor Designation Committee (the “Designation Committee”) and Blantyre Capital in accordance with the Plan. The Designation Agreement provides for the designation of up to six directors, three of whom must be independent, by the Designation Committee and Blantyre Capital with up to two of the directors designated by Blantyre Capital. The number of directors designated will vary based on the ownership level of the Consenting Creditors under the Director Designation Agreement. As a result, the directors appointed by Blantyre and the Designation Committee could have significant influence on corporate matters.
It is possible that the interests of the stockholders on the Designation Committee will not align with the interests of our other stockholders. The concentration of ownership of our largest stockholders may also have the effect of delaying or preventing a change in control and may not be fully aligned with the interests of other stockholders.
Upon NCM LLC’s emergence from bankruptcy, the composition of the Board of Directors has changed significantly.
Upon emergence from bankruptcy, five of the Company’s directors resigned and six new directors were appointed pursuant to the terms of the Plan. The Company’s current directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Company’s Board of Directors during and prior to NCM LLC’s bankruptcy, and the current Board of Directors may have different views on strategic initiatives and a range of issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.
The Revolving Credit Facility 2023 contains restrictions and may not provide sufficient capital resources and flexibility for the Company in the future.
On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement with the lenders party thereto and CIT Northbridge Credit LLC (the “Revolving Credit Facility 2023”). The Revolving Credit Facility 2023 matures on

August 7, 2026, contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions, and a maximum revolving credit line availability of $55 million. The revolving credit line availability under the Revolving Credit Facility 2023 is calculated by reference to the total amounts of NCM LLC’s accounts receivable. The restrictions in the Revolving Credit Facility 2023 may restrict NCM LLC from taking actions, distributing cash, or entering into agreements to raise additional capital, and the availability of the revolving credit facility may vary and be insufficient for NCM LLC’s needs, particularly in the event of an economic downturn. The Company’s future capital resource and flexibility needs are difficult to predict at this time and will depend on (i) NCM LLC’s ability to comply with the terms and conditions of the Revolving Credit Facility 2023, (ii) ability to general sufficient cash flow from operations, and (iii) future strategic initiatives.
The market price of our common stock is subject to volatility.
On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. On August 7, 2023, the Effective Date, the Company issued 83,420,199 shares of the Company’s common stock to holders of secured debt claims as provided in the Plan and under the terms of the Regal Termination Agreement, Regal surrendered 4,068,380 shares of common stock for cancellation. As of August 7, 2023, there were 96,764,200 shares outstanding. The liquidity and market price of our common stock will depend on our results of operations and financial condition, expectations regarding our future prospects, the number of shares that NCM LLC’s previous holders of secured debt claims sell into the market, among other various factors. The market price for our common stock may be volatile until the market normalizes and is able to take into account all of the new information related to NCM LLC’s emergence and other factors.
Risks Related to Our Business and Industry
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue.
Our business is affected by the level of attendance at the theaters in our advertising network that operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences. Over the 10 years prior to the outbreak of the novel corona virus or COVID-19 in 2020 (COVID 19 Pandemic), theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage.
The COVID-19 Pandemic also led to several changes impacting patron attendance at theaters including studios electing to shorten or eliminate the “release window” between the release of major motion pictures to alternative delivery methods or released motion pictures directly to alternative delivery methods bypassing the theater entirely. Certain patrons also avoided crowds and other public indoor spaces and governments restrictions impacted the ability of theaters to operate at normal capacity. There remains uncertainty as to whether consumers and studios will revert to their pre-COVID-19 Pandemic behavior and which changes will remain long-term trends. Additional factors that could reduce attendance at our network theaters include the following:
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
•the film production process may be impacted by production delays, writers’ strikes, actors’ strikes, incidents on sets, government regulation, or other factors that could limit the number of films available and cause films to be delayed;
•government regulations or theater operating policies that require higher levels of social distancing, restriction of capacity or prohibition of operations, including those put in place as a response to the COVID-19 Pandemic;
•if the theaters in our network fail to maintain and clean their theaters and provide amenities that consumers prefer;
•if future theater attendance declines significantly over an extended time period, including as a result of the COVID-19 Pandemic, one or more of NCM LLC’s network theater circuits may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and
•NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures.
Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising revenue to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance underperforms against expectations or declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization, which typically varies more than 10% on an annual basis and we experience even more substantial volatility quarter-to-quarter.
Pandemics, epidemics or disease outbreaks, such as the COVID-19 virus, have disrupted and are continuing to disrupt our business and the business of NCM LLC’s network theaters, which has and could continue to materially affect our operations, liquidity and results of operations.
Pandemics or disease outbreaks such as the COVID-19 virus, including variants, have and are continuing to disrupt our business and the business of NCM LLC’s network theaters. There can be no assurance that the COVID-19 Pandemic and associated impacts will not return in the future, or a future pandemic will not lead to public safety restrictions or consumer behavior that will negatively impact our business, advertiser sentiment, or audience attendance.
In-theater advertising revenue and overall theatrical attendance has remained below historical levels since the start of the COVID-19 Pandemic even though certain released films achieved attendance that was comparable to levels prior to the COVID-19 Pandemic. The uncertainty around attendance and film release plans created by the COVID-19 pandemic also limited our ability to participate in the annual advertising upfronts impacting our typical mix of upfront and scatter revenue. We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that the theatrical business and attendance figures will continue to rebound. However, the ultimate significance of the COVID-19 Pandemic or other future pandemics, on our business is still unknown. We are monitoring the rapidly evolving situation and its potential impacts on our financial position, results of operations, liquidity and cash flows.
Due to the impacts to our operations, we were required to take drastic measures to ensure our business survived the COVID-19 Pandemic, including furloughing and terminating employees, extending payment terms on accounts payable, and reducing or delaying planned operating and capital expenditures. The ultimate impact of these actions following NCM LLC’s emergence from bankruptcy on our operations in the future remains to be seen, including increased difficulties in accessing lending or capital markets or other sources of liquidity, increased employee turnover or litigation, actual or potential impairment charges, and advertisers perception and willingness to invest with us. Additionally, many of our network’s theaters were also required to take significant actions during the COVID-19 Pandemic and these actions may lead to decreased attendance in the future and may cause financial distress, including the Cineworld Proceeding, described further below. Even the perception that our business or the business of network’s theaters may be impacted, could lead to decreased advertising expenditures and other significant disruption to our business. Future pandemics could require us to implement measures similar to those implemented in response to the COVID-19 Pandemic.
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
Changes in the ESAs with, or lack of support by, the ESA Parties could adversely affect our revenue, growth and profitability.
The ESAs with the ESA Parties are critical to our business. The ESA with AMC has an initial term of 30 years and the ESA with Cinemark (as amended by the 2019 ESA Amendment) has a term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the ESA Parties, which begins one year prior to the end of the term of each respective ESA. The ESA Parties’ theaters represent approximately 51.9% of the screens and approximately 58.2% of the attendance in our network as of September 28, 2023. If either ESA were terminated, not renewed at its expiration, rejected in a bankruptcy proceeding, or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the ESA Parties, the absence of which could adversely affect us. Pursuant to the ESAs, the ESA Parties must make investments to replace network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the ESA Parties do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In addition, the ESAs give the ESA Parties the right to object to certain content in our Noovie® show, including content that competes with us or the applicable ESA Party. If the ESA Parties do not agree with our decisions on what content, strategic program or partnerships are permitted under the ESAs, we may lose advertising clients and the resulting revenue, which would harm our business.
Following NCM LLC’s emergence from bankruptcy, neither AMC nor Cinemark holds any membership units in NCM LLC, but are eligible to be issued additional units pursuant to the terms of the common unit adjustment agreement. We are uncertain how the lack of ownership interest in NCM LLC and limited ownership at NCM, Inc. may affect their cooperation with us under the ESAs or otherwise going forward. Additionally, following the approval of the bankruptcy court authorizing NCM LLC’s entry into the Regal Advertising Agreement and the Regal Termination Agreement (the “Regal Order”) and approval of the Confirmation Order approving NCM LLC’s disclosure statement on a final basis and confirming NCM LLC’s Plan (the “Confirmation Order”), AMC and Cinemark filed notice of appeal of the Confirmation Order and the Regal Order. Subsequently, AMC and Cinemark sought a stay of the Confirmation Order and Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. The consolidated appeals of the Confirmation Order and the Regal Order on the merits are pending in the District Court for the Southern District of Texas. We are uncertain how this litigation will impact AMC and Cinemark’s willingness to cooperate under the ESAs or how long the litigation may last.
If the non-competition provisions of the ESAs or other advertising agreement are deemed unenforceable, the counterparties could compete against us and our business could be adversely affected.
With certain limited exceptions, each of the ESAs and other network affiliate agreements prohibits the applicable counterparty from engaging in any of the business activities that we provide in the counterparty’s theaters under the ESAs and network affiliate agreements, and the ESAs and certain network affiliate agreements prohibit the counterparty from owning interests in other entities that compete with us. These provisions are intended to prevent the counterparties from harming our business by providing cinema advertising services directly to their theaters or by entering into agreements with other third-party cinema advertising providers. However, under state and federal law, a court may determine that a non-competition covenant is unenforceable, in whole or in part, for reasons including, but not limited to, the court’s determination that the covenant:
•is not necessary to protect a legitimate business interest of the party seeking enforcement;

•unreasonably restrains the party against whom enforcement is sought; or
•is contrary to the public interest.
Enforceability of a non-competition covenant is determined by a court based on all of the facts and circumstances of the specific case at the time enforcement is sought, including the type of court hearing the matter. For this reason, it is not possible for us to predict whether, or to what extent, a court would enforce the non-competition provisions contained in the ESAs and network affiliate agreements. If a court were to determine that the non-competition provisions are unenforceable, the counterparties could compete directly against us or enter into an agreement with another cinema advertising provider that competes against us. Any inability to enforce the non-competition provisions, in whole or in part, could cause our revenue to decline and could have a material negative impact on our business. If NCM seeks to enforce the non-competition provisions in connection with a counterparty’s bankruptcy, the bankruptcy court may be a less favorable venue for adjudicating the implicated provisions and result in a different outcome than would occur outside of bankruptcy.
The ESA with an ESA Party that has declared bankruptcy may be rejected, renegotiated or deemed unenforceable.
On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). In addition, each of the other ESA Parties currently has a significant amount of indebtedness. As a result of the COVID-19 Pandemic, all of the theaters in NCM LLC’s network were temporarily closed and were required to seek additional financing through various methods. If a bankruptcy case were commenced by or against another ESA Party, it is possible that all or part of the ESA with the applicable ESA Party could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the ESA Party, and thus not be enforceable. On October 21, 2022, Regal filed a motion to reject its ESA without specifying an effective date for the rejection and indicated that Regal intended to negotiate with the Company regarding the ESA. NCM LLC filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. Following negotiations, NCM LLC and Regal entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) and a separate termination agreement, pursuant to which, effective on July 14, 2023, Regal rejected and terminated its ESA, and Regal waived all rights and interests in the other agreements Regal and its affiliates were a party to with NCM LLC. In the event another ESA Party declares bankruptcy, NCM LLC may be required to litigate its rights and negotiate with the bankrupt ESA Party.
In addition, as a part of the Cineworld Proceeding, Regal announced plans to optimize the number of theaters it operates and announced the closures of certain theaters. Should Regal or another ESA Party liquidate or dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, if the acquirer did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.
We may not realize the anticipated benefits of additional Post-Showtime inventory or be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime inventory.
Beginning with the 2019 ESA Amendment with affiliates of Cinemark in 2019, NCM LLC is entitled to display up to five minutes of the Noovie® show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of the Noovie show in the trailer position directly prior to the “attached” trailers preceding the feature film in Cinemark and certain other network affiliates’ theaters. The Regal Advertising Agreement also provides for (i) up to ten minutes immediately after the advertised showtime of a feature film, extending the time available to NCM LLC by five minutes, and (ii) the Platinum Spot that may be exhibited on-screen prior to the last two trailers, which may be either thirty or sixty seconds in length. Subject to Regal’s approval, NCM LLC may display two thirty-second spots in the Platinum Spot and a Gold Spot, a thirty second spot displayed immediately prior to the fourth trailer preceding a feature film or digital programming event.
We expect that Post-Showtime Inventory will ultimately result in an increase in average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:
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

•NCM LLC may not be able to generate sufficient revenue to satisfy any minimum guarantees required to enter into agreements for Post-Showtime inventory or sufficient minimum average CPMs required to display the Platinum Spot in Cinemark’s theaters;
•the extended length of time between the advertised showtime and the beginning of the feature film may decrease the average CPM for that portion of the Noovie show appearing before the advertised showtime, which may partially or fully offset any increase in average CPM for the Post-Showtime Inventory;
•the increased fees payable in connection with the Post-Showtime Inventory with certain counterparties may exceed the increase, if any, in revenue resulting from the access to the Post-Showtime inventory; or
•There can be no assurance that we will be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory
The anticipated benefits we expect to receive as a result of the Post-Showtime Inventory are subject to factors that we do not and cannot control. Failure to realize the anticipated benefits could result in decreases in revenue and Adjusted OIBDA and diversion of management’s time and energy, and could adversely affect our business, financial condition and operating results.
Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved.
We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe in our annual report on Form 10-K under “Business—Our Strategy.” We had 603.9 million and 374.4 million unique data records as of September 28, 2023 and December 29, 2022, respectively. These valuable data records consist of both our own NCM first-party data from our owned-and-operated digital products, and a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see our Noovie show and where they go in the days and weeks afterwards. Our ability to increase our unique data records requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our online and mobile entertainment and advertising network and mobile apps. Our ability to collect and leverage movie audience data is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology, platform operator policies and privacy laws and regulation and may not deliver the future benefits that we are expecting. It is important that we maintain a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.
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
In early 2021, we implemented a new cinema advertising management system which was developed by a third-party vendor. This system replaced many of our internally developed systems and provides delivery optimization, inventory management and monetization, intelligent dynamic scheduling, increased flexibility, and workflow automation. The system also interfaces with our accounting system thus driving client invoicing and revenue recognition. Given the pervasive impact of this new system on the Company's processes, problems with the system and software could cause operational difficulties, lead to errors within our financial reporting and slow or prevent the growth of our business in the future. As we continue to move our technology to cloud based SaaS platforms, our operating results may be impacted as operating expenses associated with the SaaS licenses may increase as our annual capital expenditure spending may decrease and this shift in costs may exceed our current estimates.
If our cinema advertising management system does not successfully provide all of the services we expect, if we are unable to continue to successfully and cost-effectively implement further upgrades to the system, including a programmatic advertising sales option currently in progress, or if we lose access to the system through termination of the agreement or otherwise, our ability to offer our clients innovative, unique, integrated and targeted marketing products may be impacted, which could limit our future revenue growth. The failure to upgrade and maintain our technology allowing our advertising to reach a broader audience and allow for more targeted marketing products similar to other products in the inventory could hurt our ability to compete. Under the ESAs, the ESA Parties are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that the ESA Parties or other theaters in our network upgrade the equipment or software installed in their theaters, but we must negotiate as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures that could adversely affect our profitability.
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
•client financial difficulty and increased risk of uncollectible accounts; or
•financial difficulty for NCM LLC’s network theaters.
Our Adjusted OIBDA is derived from high margin advertising revenue. Our contractual costs will grow over time, and the reduction in spending by or loss of a national advertiser or group of local advertisers or failure to grow our advertising revenue in line with these costs could have a meaningful adverse effect on our business.
The ESAs and certain of our network affiliate agreements include automatic annual cost or fee increases. The theater access fees under the ESAs are composed of a fixed payment per patron, increasing by 8% every five years, and a fixed payment per digital screen connected to the DCN, increasing annually by 5%, and certain of our network affiliate agreements include annual increases in the minimum fee per patron payable. If NCM LLC further amends the ESAs or network affiliate agreements in response to market conditions or in connection with the bankruptcy of a counterparty, the costs could increase. If we are unable to grow our high margin advertising revenue at a rate at least equal to that of our contractual obligations, our margins and results would be negatively affected.
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
We derive a significant portion of our revenue from our contracts with our content partners, courtesy PSAs and the ESA Parties’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the ESA Parties’ and their beverage concessionaires but expect that each ESA Party will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. There was one company that individually accounted for over 10% of our total revenue during the year ended December 29, 2022. The agreements with the content partners, courtesy PSAs and beverage advertising with the ESA Parties in aggregate accounted for approximately 25.6% of our total revenue during the year ended December 29, 2022. During the year ended December 29, 2022, one content partner accounted for 12.9% of our total revenue. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more as a customer could decrease our revenue and adversely affect current and future operating results.
Our contracts for theater advertising allow certain counterparties to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.
The ESAs and network affiliate agreements contain certain limited exceptions to our exclusive right to use the counterparties’ theaters for our advertising business. Certain counterparties have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). NCM has limited rights or does not have the right to advertise in certain theater lobbies or agreed to allow the counterparty to sell certain types of inventory on their own behalf. Some of these strategic marketing relationships can include the use of on-screen, LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience and some of these exceptions are broader. The use of LEN or lobby promotions or other inventory by the theater counterparties for these advertisements and programs could result in the theater counterparties creating relationships with advertisers that could adversely affect our advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. In particular, the LEN and lobby promotions represented approximately 0.8% and 0.7% of our total advertising revenue for the year ended December 29, 2022 and December 30, 2021, respectively.
The ESA Parties also have the right to install a network of video monitors in the theater lobbies in excess of those required to be installed for the LEN, and this right has been used to install a significant number of video monitors in theater lobbies. The presence of this additional lobby video network could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform.
We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them.
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. Following the resignations of certain members of our senior management in 2021 and 2020, in 2021 we appointed a new President of Sales, Marketing and Partnerships, Chief Financial Officer, and General Counsel. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. While the Company was able to retain experienced replacements for senior management during the uncertainty caused by the Chapter 11 Case, there is no guarantee that the Company will continue to be able to recruit experienced replacements, or that the Company will not be required to institute additional retention or incentive programs in order to retain senior management. We do not have key-man life insurance covering any of our employees.
The ESA Parties and our network affiliates are subject to substantial government regulation, which could limit their current business, slow their future growth of locations and screens and in turn impact our business and slow our growth prospects.
The ESA Parties and our network affiliates are subject to various federal, state and local laws, regulations and administrative practices affecting their movie theater business, including provisions regulating antitrust, health, safety and sanitation standards (including in connection with the COVID-19 Pandemic or other public health events), access for those with disabilities, environmental, and licensing. Some of these laws and regulations also apply directly to us and NCM LLC. Changes in existing laws or implementation of new laws, regulations and practices could have a significant impact on the ESA Parties’, our network affiliates’ and our respective businesses. For example, during a portion of the COVID-19 Pandemic, health and safety laws restricted the ability of the ESA Parties and network affiliates from opening their theaters and operating at full capacity, which significantly impacted their and our businesses.
We may be unable to effectively manage changes to our business strategy to continue the growth of our advertising inventory and network.

If we do not effectively implement our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products or obtain access to third-party digital inventory. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook. Our ability to invest in our existing digital business, our new digital out-of-home business and other ventures has been and will continue to be negatively impacted by the COVID-19 Pandemic, which may decrease the growth of these businesses.
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
In order to conduct our business, we rely on information technology networks and systems, including those managed and owned by third parties, to process, transmit and store electronic information and manage and support business processes and activities. The temporary or permanent loss of our computer equipment, networks, data or software systems through ransomware, data exfiltration, and other cyberattacks and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material negative impact and the steps that we have taken to mitigate these risks may prove to be ineffective. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard its systems, including disaster recovery systems separate from our operations, robust network security and other measures to help protect our network from unauthorized access and misuse, and a cyber-security insurance policy, the Company’s information technology systems or systems of the ESA Parties, network affiliates or third-party service providers could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. For example, some of our software vendors have previously announced that their systems were infected with malicious software, which might have impacted customers, including NCM. While NCM took prompt action to address the potential vulnerability and does not believe that there were any adverse consequences, there is no guarantee that future hacks and attacks on our network, including those through third parties, will be unsuccessful or resolved without damage to us or our customers. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures. Additionally, we are reliant on third parties for back-up, disaster recovery, and other preventative systems that have failed in the past, may fail in the future, and we are periodically required to obtain replacement services and migrate data, which may result in temporary lapses of protection and increased risk of disruption or data loss. Depending on the nature and scope of a disruption, if any technology network or systems fail and we are unable to recover in a timely manner, we may be unable to fulfill critical business functions, which could lead to a loss of clients and revenue, harm our reputation or interfere with our ability to comply with financial reporting and other regulatory requirements.
Our revenue and Adjusted OIBDA fluctuate from quarter to quarter and may be unpredictable, which could increase the volatility of our stock price.
A weak advertising market, the shift in spending of a major client from one quarter to another, the performance of films released in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect annual results. Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry, which have historically been higher during the second, third, and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters. Additionally, the bankruptcy of one of NCM LLC’s significant network theater circuits, or negative news regarding the theater industry, cinema advertising generally or us could lead to increased volatility in revenue from quarter to quarter. These variations in our financial results could contribute to volatility in our stock price.
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
Risks Related to Our Corporate Structure
We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations.
We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances or other securities owned. Consequently, our ability to obtain operating funds primarily depends upon distributions and payments under the NCM LLC operating and management services agreement from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in the Revolving Credit Facility 2023 and the NCM LLC Operating Agreement. The Revolving Credit Facility 2023 may limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain financial tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in the Revolving Credit Facility 2023 and legal requirements. In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, NCM, Inc.’s ability to make distributions or pay other expenses outside the ordinary course of business may be limited.
Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.
As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. The Revolving Credit Facility 2023 is structured to allow NCM LLC to distribute cash to its members (including us and NCM LLC’s other members, if any) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a negative impact on our business, financial condition, results of operations or prospects.
NCM LLC’s other equityholders or their affiliates, as well as our largest stockholders, may have interests that differ from those of our public stockholders and they may be able to influence our affairs.
As of the Effective Date, NCM Inc. was the only beneficial owner of NCM LLC’s membership units, but AMC and Cinemark continue to have rights to receive additional units pursuant to the terms of the Common Unit Adjustment Agreement. As of August 7, 2023, Blantyre Capital, our largest stockholder, beneficially owns 26,664,349 shares of our common stock. As a result, this stockholder could be in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders.
It is possible that the interests of these stockholders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, Cinemark may have different tax positions from us, especially in light of the TRA that provides for the payment by us to Cinemark of 90% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, due to Cinemark’s portion of certain tax assets. This could influence Cinemark’s decisions regarding whether and when we should dispose of assets, and whether and when we or NCM LLC should incur indebtedness. As another example, Blantyre Capital is in the business of making investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us.
The agreements between us and the ESA Parties were made in the context of an affiliated relationship and may contain different terms than comparable agreements with unaffiliated third parties.
The ESAs and the other contractual agreements that we have with the ESA Parties were originally negotiated in the context of an affiliated relationship in which representatives of the ESA Parties and their affiliates comprised our entire Board of Directors. As a result, the financial provisions and the other terms of these agreements, such as covenants, contractual obligations on our part and on the part of the ESA Parties and termination and default provisions may be less favorable to us than terms that we might have obtained in negotiations with unaffiliated third parties in similar circumstances.
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
The Common Unit Adjustment Agreement and the ESAs provide that NCM LLC will issue common membership units to account for changes in attendance associated with the theaters that the ESA Parties operate and which are made part of our advertising network. Historically, each of the ESA Parties has increased the attendance associated with the theaters it operates in most years. If this trend continues, NCM LLC may issue additional common membership units to the ESA Parties to reflect their increases in attendance associated with theaters. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an ESA Party’s common membership units in NCM LLC. For further information, refer to Note 5 to the unaudited Consolidated Financial Statements included elsewhere in this document.
Our future issuance of preferred stock could dilute the voting power of our common stockholders and adversely affect the market value of our common stock.
In connection with NCM LLC’s Plan and the terms of the Restructuring Support Agreement, NCM, Inc. issued 5,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock had no dividends or other economic rights, but voted with the shares of Common Stock with a number of votes per share of Series A Preferred Stock equal to 217.47 shares of common stock. The Series A Preferred Stock was cancelled on August 7, 2023 and no shares remain outstanding. Additionally, on the Effective Date and in connection the consummation of the transactions contemplated by the Plan, the Company issued 50 shares of Series B Preferred Stock to Mr. Lesinski. The Series B Preferred Stock has no voting rights, but shall be entitled to receive cumulative dividends at a dividend rate of 11.0% on the per share liquidation value of $1,000 per share. The future issuance of shares of preferred stock with voting rights may adversely affect the voting power of the holders of our other classes of voting stock, either by diluting the voting power of our other classes of voting stock if they vote together as a single class, or by giving the holders of any such preferred stock the right to block an action on which they have a separate class vote even if the action were approved by the holders of our other classes of voting stock.
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
If we are determined to be an investment company, we would become subject to burdensome regulatory requirements and our business activities could be restricted.
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
Our TRA with the ESA Parties is expected to reduce the amount of overall cash flow that would otherwise be available to us and will increase our potential exposure to the financial condition of the ESA Parties.
Our initial public offering and related transactions have the effect of reducing the amounts NCM, Inc. would otherwise pay in the future to various tax authorities as a result of an increase in its proportionate share of tax basis in NCM LLC’s tangible and intangible assets. We have agreed in our TRA with the ESA Parties to pay to the ESA Parties 90% of the amount by which NCM, Inc.’s tax payments to various tax authorities are reduced as a result of the increase in tax basis associated with the ESA Parties’ share of certain tax assets. After paying these reduced amounts to tax authorities, if it is determined as a result of an income tax audit or examination that any amount of NCM, Inc.’s claimed tax benefits should not have been available, NCM, Inc. may be required to pay additional taxes and possibly penalties and interest to one or more tax authorities. If this were to occur and if one or more of the ESA Parties was insolvent or bankrupt or otherwise unable to make payment under its indemnification obligation under the TRA, then NCM, Inc.’s financial condition could be negatively impacted.
The substantial number of shares that are eligible for sale could cause the market price for our common stock to decline or make it difficult for us to sell equity securities in the future.
We cannot predict the effect, if any, that market sales of shares of common stock by Blantyre Capital, Cinemark, or any of our significant stockholders will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Additionally, once equity awards held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares delivered to the Company from restricted stock held by Company employees upon vesting for the purpose of funding the recipient’s tax withholding obligations.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
June 30, 2023 through July 27, 2023	—	$—	—	N/A
July 28, 2023 through August 31, 2023	4,660	$3.29	—	N/A
September 1, 2023 through September 28, 2023	—	$—	—	N/A
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
On November 6, 2023, National CineMedia, Inc. (the “Company”) filed a Elimination of Certificate of Designation of Series A Non-Convertible Preferred Stock (the “Certificate of Elimination”) with the Delaware Secretary of State with respect to 5,000,000 authorized shares of Series A Non-Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”). The Series A Preferred Stock had been designated pursuant to the Certificate of Designation of Series A Non-Convertible Preferred Stock filed with the Delaware Secretary of State on June 27, 2023. As of the date of the filing of the Certificate of Elimination, no shares of Series A Preferred Stock were outstanding. Upon filing the Certificate of Elimination, the 5,000,000 shares of Series A Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series or rights, preferences, privileges or limitations.
The foregoing summary of the Certificate of Elimination is qualified in its entirety by reference to the full text of the Certificate of Elimination, which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

Exhibit	Reference	Description

2.1	(1)	Confirmation Order, dated July 27, 2023
3.1	*	Second Amended and Restated Certificate of Incorporation, as amended.
3.2	(2)	Certificate of Designation Series B Preferred Stock.
3.3	*	Elimination of Certificate of Designation of Series A Non-Convertible Preferred Stock of National CineMedia, Inc.
10.1	(3)
Loan, Security and Guarantee Agreement dated as of August 7, 2023, by and among National CineMedia, LLC, the certain financial institution party thereto as Lenders, and CIT Northbridge Credit LLC as Agent, Sole Lead Arranger and Sole Bookrunner.

10.2	(4)	Fifth Amendment to the Third Amended and Restated Limited Liability Company Operating Agreement of National CineMedia, LLC.
10.3	(5)	Director Designation Agreement.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  _________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 2.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on June 27, 2023.
(2)	Incorporated by reference to Exhibit 3.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 7, 2023.
(3)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 7, 2023.
(4)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 7, 2023.
(5)	Incorporated by reference to Exhibit 10.3 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on August 7, 2023.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 7, 2023	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 7, 2023	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)