Form 10-K
period 2023-12-28
National CineMedia, Inc.
filed 2024-03-18
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________
FORM 10-K
__________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition method for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Based on the closing sales price on June 29, 2023, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $50,581,965.
As of March 14, 2024, 97,024,547 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

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
•“ESAs” refers to the amended and restated exhibitor services agreements entered into by NCM LLC with each of NCM LLC’s original founding members (AMC, Cinemark and Regal) upon completion of the IPO, which were further amended and restated on December 26, 2013 in connection with the sale of the Fathom Events business and, in the case of the ESAs with Cinemark and Regal, were further amended on September 17, 2019 (the “2019 ESA Amendments”) to extend the terms of the ESAs and modify the program distributed by NCM LLC through its DCN for exhibition in Cinemark and Regal theaters. On July 14, 2023, Regal terminated their ESA with NCM LLC.

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
•“Regal” refers to Cineworld Group plc, Regal Entertainment Group and its subsidiaries, Regal CineMedia Corporation, which contributed assets used in the operations of NCM LLC, Regal CineMedia Holdings, LLC, which formed NCM LLC in March 2005, and Regal Cinemas, Inc., which was a party to an ESA with NCM LLC until July 14, 2023, when Regal terminated their ESA. On July 14, 2023, Regal entered into a network affiliate agreement.
•“ESA Parties” refers to AMC and Cinemark. It additionally refers to Regal, for activity prior to July 14, 2023.
•“Network affiliates” refers to certain third-party theater circuits with which NCM LLC has long-term network affiliate agreements, including with Regal.
•“Adjusted OIBDA” refers to a non-GAAP financial measure, which management defines as operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles, non-cash share-based payment costs, executive transition costs, advisor fees related to abandoned financing transactions, impairment of long-lived assets, sales force reorganization costs, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case (each as defined herein).
•“Adjusted OIBDA margin” is a non-GAAP financial measure calculated by dividing Adjusted OIBDA by total revenue.
•“LEN” refers to NCM LLC’s Lobby Entertainment Network.
•“CPM” is a basis for which advertising is sold by the cost per thousand viewers.
•“DCN” refers to NCM LLC’s Digital Content Network.
•“TRA” refers to the tax receivable agreement entered into by NCM, Inc. and the ESA Parties. Regal was a party to this agreement until July 14, 2023, when Regal terminated their tax receivable agreement with NCM LLC.

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

Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can,” “should,” “expects,” “forecasts,” “projects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:
•Impacts to our business related to NCM LLC’s emergence from bankruptcy, including outstanding litigation, relationships with vendors, network theater circuits, ESA Parties, employees, and customers, financial results, and revised corporate structure;
•Continued declines in theater attendance, including as a result of pandemics, epidemics, or disease outbreaks, can disrupt our business and the business of our ESA Parties and network affiliates;
•Changes in theater patron behavior could result in declines in viewership of The Noovie® Show;
•Changes to the ESAs or network affiliate agreements and the relationships with NCM LLC’s ESA Parties and network affiliates and NCM LLC’s ability to enforce the provisions contained in the ESAs or network affiliate agreements;
•We may not be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory;
•Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved;
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
•The effects of government regulation on ESA Party and network affiliate growth;
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
The Company
NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of 100.0% of the common membership units in NCM LLC as of December 28, 2023. In December 2022, AMC and Regal each redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership interest in NCM LLC to 0.0% as of December 29, 2022. On February 23, 2023 and March 23, 2023, Cinemark redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock reducing Cinemark’s ownership interest in NCM LLC to 0.0% as of December 28, 2023. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
Chapter 11 Proceedings

Chapter 11 Proceedings Timeline

April 11, 2023	NCM LLC files voluntary petition for reorganization under Chapter 11 NCM LLC enters into the Restructuring Support Agreement NCM LLC is deconsolidated from the consolidated financial statements
May 12, 2023	Disclosure Statement filed by NCM LLC
June 25, 2023	Plan of reorganization filed by NCM LLC
June 27, 2023	Bankruptcy Court approves Disclosure Statement and Plan
August 7, 2023	NCM LLC emerges from Bankruptcy Plan is effective NCM LLC is reconsolidated into the consolidated financials

On April 11, 2023, NCM LLC filed a voluntary petition for reorganization (“Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”).
On April 11, 2023, NCM, Inc. entered into a restructuring support agreement (the “Restructuring Support Agreement”) with NCM LLC and certain of NCM LLC’s (a) prepetition lenders under (i) the Term Loan Credit Agreement, dated as of June 18, 2018 among NCM LLC as borrower, JPMorgan Chase Bank, N.A. (“JPM”) in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Credit Agreement”); (ii) the Revolving Credit Agreement, dated as of June 20, 2018 among NCM LLC as borrower, JPM in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2018”); (iii) the Revolving Credit Agreement dated as of January 5, 2022 among NCM LLC as borrower, JPM in its capacity as administrative agent, and the lenders party thereto (as amended, supplemented or otherwise modified from time to time, the “Revolving Credit Agreement 2022”); and (b) prepetition noteholders under (i) the Secured Notes Indenture dated as of October 8, 2019 and Computershare Trust Company, National Association (“Computershare”) in its capacity as indenture trustee for NCM LLC’s 5.875% Senior Secured Notes due 2028 (as amended, supplemented or otherwise modified from time to time, the “Secured Notes Indenture” and together with the Term Loan Credit Agreement, Revolving Credit Facility 2018, and Revolving Credit Agreement 2022, the “Prepetition Secured Debt Documents”) and (ii) the Unsecured Notes Indenture dated as of August 19, 2016 with Computershare in its capacity as indenture trustee for NCM LLC’s 5.750% Senior Unsecured Notes due 2026 (as amended, supplemented or otherwise modified from time to time, the “Unsecured Notes Indenture”). The parties to the Restructuring Support Agreement held, in the aggregate, more than two-thirds of all claims arising under the Prepetition Secured Debt Documents.

In connection with the Restructuring Support Agreement, the Company, NCM LLC, and lender parties agreed to a settlement, the “NCMI 9019 Settlement,” pursuant to which, the Company agreed to (i) affirm its obligations under NCM LLC and NCM, Inc.’s joint venture agreements (including the Tax Receivable Agreement and the Common Unit Adjustment Agreement) to preserve the Company’s Up-C corporate structure, (ii) issue equity to the lenders as provided in the Plan (as defined below), (iii) make a capital contribution of $15 million to NCM LLC (the “NCMI Capital Contribution”), (iv) enter into the new Director Designation Agreement and appoint the director nominees appointed by the creditors upon NCM LLC’s emergence from Chapter 11, and (v) take other specified actions needed to facilitate the completion of the transactions contemplated by the Plan (as described below) and in exchange the Company would receive approximately 13.8% of the ownership of NCM LLC’s equity upon emergence from Chapter 11 including equity issued on account of the Company’s ownership of NCM LLC’s prepetition secured notes. The Restructuring Support Agreement also set forth additional transactions that became the basis of the Plan.
On May 12, 2023, NCM LLC filed the solicitation versions of the First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 249] and the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”). On June 25, 2023, NCM LLC filed the Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, supplemented, or otherwise modified from time to time, and including all exhibits and supplements thereto, the “Plan”).
On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) which approved the Disclosure Statement on a final basis and confirmed the Plan. Pursuant to the Plan, the following restructuring was provided for, among other things, the treatment for classes of claims and interests as follows:
•    Secured debt claims. Each holder of a secured debt claim received its pro rata share of 100% of new common membership units (the equity in reorganized NCM LLC) with the right to exchange the units and receive shares of NCM, Inc.’s common stock subject to (a) reallocation of new common membership units to NCM, Inc. pursuant to the NCMI 9019 Settlement and (b) dilution on account of new common membership units issued on account of, among other things, a post-emergence management incentive plan.
•    General unsecured claims. Each holder of a general unsecured claim, which includes, among other things, claims under the Unsecured Note Indenture, received its pro rata share of $15.0 million, with (i) $14.5 million contributed by NCM LLC and (ii) $0.5 million contributed directly from NCM, Inc. (the “General Unsecured Claim Pool”).

•    General unsecured convenience claims. Each holder of a general unsecured claim in the amount of $50,000 or less received payment in full in cash on NCM LLC’s emergence from Chapter 11 or the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim; provided that any general unsecured claim (other than claims under the Unsecured Note Indenture) that is allowed in excess of $50,000 shall not be treated as a general unsecured convenience claim unless the holder of such allowed general unsecured claim opts in to such treatment, and agrees to reduce its allowed general unsecured claim to $50,000 pursuant to the procedures set forth in the Confirmation Order.
•    Existing NCM LLC interests. Interests in NCM LLC received no recovery and were cancelled.
Pursuant to Section 1123(b)(3) of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, the Plan contained and effected global and integrated compromises and settlements between and among NCM LLC, the Creditors’ Committee (as defined in the Plan), the Consenting Creditors (as defined in the Plan) and NCM, Inc. The NCMI 9019 Settlement continued to provide that following the Effective Date (as defined below) the Company has an aggregate ownership interest of approximately 13.8% of NCM LLC that was reallocated to the Company from the Secured Debt Claims.
On August 7, 2023, following confirmation of the Plan, all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the Plan) were substantially consummated, and NCM LLC emerged from bankruptcy (the “Effective Date”). Among other things, on the Effective Date, in accordance with the Plan, NCM, Inc. transferred approximately $15.5 million to NCM LLC consistent with the NCMI 9019 Settlement, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, all Common Units of NCM LLC under the LLC Agreement were canceled and extinguished, NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. Common Stock to Holders of Secured Debt Claims, and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence.
NCM LLC was wholly owned by NCM, Inc. prior to April 11, 2023 when NCM LLC filed the Chapter 11 Case. As a result of the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes, and therefore, NCM LLC was deconsolidated from the Company’s unaudited financial statements prospectively as of April 11, 2023. Upon emergence on August 7, 2023, NCM, Inc. retained its ownership in and regained control of NCM LLC for accounting purposes. NCM LLC was again consolidated into the Company’s consolidated financial statements prospectively as of the Effective Date. Within the financial results outlined within, all activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. Upon emergence, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool.
As of December 28, 2023, NCM LLC was still in the process of finalizing the unsecured creditors’ claims and had not completed all agreed upon payments to NCM LLC’s unsecured creditors and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the audited Consolidated Balance Sheet as of December 28, 2023, respectively. Please refer to Note 5—Reconsolidation of NCM LLC for more information regarding the reconsolidation of NCM LLC.
Our Business
National CineMedia is the largest cinema advertising platform in the US. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances marketers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 45 leading national and regional theater circuits including the only three national chains, AMC, Cinemark and Regal. NCM’s cinema advertising platform consists of more than 18,400 screens in over 1,400 theaters in 190 Designated Market Areas® (“DMA®”) (all of the top 50).
We currently derive revenue principally from the sale of advertising to national, regional and local businesses through The Noovie® Show, our cinema advertising and entertainment show seen on movie screens across the U.S., on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. We also sell digital online and mobile advertising through Audience Accelerator, across our suite of digital properties, and with third-party internet partners, as well as a variety of complementary out of home venues, including restaurants, convenience stores and college campuses, in order to reach entertainment audiences beyond the theater.
NCM LLC has long-term ESAs with the ESA Parties and multi-year agreements with our network affiliates, which grant NCM LLC exclusive rights in their respective theaters to sell advertising, subject to limited exceptions. The weighted average remaining term of the ESAs with the ESA Parties is approximately 12.2 years as of December 28, 2023. The network affiliate agreements expire at various dates between March 24, 2024 and July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.9 years as of December 28, 2023.
Regal Advertising Agreement—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA with NCM LLC, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and the Company, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. In connection with their Chapter 11 process, Regal filed a motion to reject the ESA and NCM LLC filed an adversary proceeding against Regal. On June 3, 2023, following extensive negotiations, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated its ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all shares of NCM, Inc. common stock upon the Effective Date. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. As of July 14, 2023, Regal is no longer an ESA Party of NCM, Inc. or NCM LLC and is presented within network affiliate balances and metrics as of December 28, 2023.
Loan, Security and Guarantee Agreement—On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum capacity of the Revolving Credit Facility 2023 is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026.
Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by the Company’s Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. After the cancellation of Regal’s shares on August 7, 2023, there were 13,343,065 shares outstanding. The primary purpose of the reverse stock split was to comply with the Company’s obligations under the NCMI 9019 Settlement and so that the Plan could become effective, as well as to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards with respect to the closing price of the Company’s common stock.
The Noovie® Show Advertising
The Noovie Show—The Noovie Show provides an entertaining pre-movie experience for theater patrons while serving as an incremental revenue source for our theater circuits. The Noovie Show gives movie audiences a reason to arrive at the theater early to discover what's next, with exclusive entertainment content and engaging advertising from national, regional and local brands, as well as long-form entertainment and advertising content provided to us under exclusive multi-year arrangements with leading media, entertainment, technology and other companies (“content partners”).
We present multiple different formats of The Noovie Show depending on the theater circuit in which it runs. In Cinemark, Regal and certain other network affiliate theaters, after The Noovie Show ends at the advertising showtime, NCM offers additional post-show advertising inventory which may consist of a lights down segment that runs after the advertised showtime with trailer lighting and may consist of a 30- or 60-second Platinum Spot, as further described below (“Post-Showtime Inventory”). As of December 28, 2023, theaters presenting the updated Noovie Show format with Post-Showtime Inventory made up 65.4% of our network. All other NCM network theater circuits, which make up the remaining 34.6% of our network, present the Classic Noovie Show, which ends approximately at the advertised movie showtime when the movie trailers begin, which are not part of The Noovie Show.
Because The Noovie Show is customized by theater circuit, theater location/market, film rating, film genre and film title, we produce and distribute many different versions of The Noovie Show each month. This programming flexibility provides advertisers with the ability to target specific audience demographics and geographic locations and ensure that the content and advertising are age-appropriate for the movie audience.
We have also launched several specialty networks to cater to specific audiences, including the Elevate Cinema Network, a strategic sales partnership with Spotlight Cinema Networks which combined nearly 1,500 of our premier screens with Spotlight’s existing premier network of over 1,200 screens. This combined network provides reach and recall to brands targeting the upscale, educated, adult demographic with disposable income. Additional specialty networks include the NCM Black Cinema Network and the NCM Hispanic Cinema Network, reaching those audiences where they over index in top DMAs.
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
The Noovie Show Structure Including Post-Showtime Inventory—The Noovie Show with Post-Showtime Inventory format is comprised of substantially the same segments included within the Classic Noovie Show, each approximately four to ten minutes in length, as well as two additional advertising segments after the advertised showtime as described below. The total length of The Noovie Show plus our Post-Showtime Inventory is the same as the Classic Noovie Show as the amount of time displayed prior to the advertised showtime is reduced by the sum of five minutes plus the aggregate length of time of the Platinum Spot, if any. The following graphic is for illustrative purposes and is not to exact scale.

•The Silver Pod is the first sections of The Noovie Show which contain the entertaining content that is a core element of The Noovie Show programming. NCM programs exclusive Noovie content at the beginning of the show that gives audiences a look at what’s happening in the movie and pop culture arenas and features long-form entertainment from our content partners. We continued several new Noovie Show editorial series from 2022 featuring celebrities, creators and journalists to appeal to both our moviegoing audience and to advertisers for sponsorship and integration opportunities. These include The Noovie Trivia Show, where our Emmy-award winning host Maria Menounos quizzes celebrities about their career through the lens of movie trivia; Noovieverse, which stars popular social media influencers who analyze upcoming superhero blockbuster movies; and Perri’s Picks, starring movie expert Perri Nemiroff, who shares her insider reviews on what movies to watch and why. The Silver Pod features primarily local and regional advertisements, which generally range between 15 to 90 seconds. This segment also typically includes a spot for Noovie Show programming, such as Noovie Trivia, Noovie Cultural Celebrations (e.g. original content around Black History Month or Hispanic Heritage Month, which can also be sponsored by advertisers), and shorter segments from the editorial series mentioned above.
•The Gold Pod runs closest to the advertised showtime and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners.
•The Pre-Trailer Pod features a post-showtime lights down segment with trailer lighting beginning at the advertised showtime with approximately 5 to 10 minutes of national advertisements (except in Regal, which is approximately 10 minutes) depending upon the affiliate which generally range between 30 or 60 seconds, followed by a courtesy public service announcement (“courtesy PSA”) (e.g. “Silence Your Cell Phones”) and a 30 second or a 60 second advertisement for the ESA Parties' beverage supplier.
•The Platinum position features an additional single advertising unit that is either 30 or 60 seconds deeply embedded within the movie trailers at trailer level lighting and at similar volume levels, directly prior to the last one or two trailers preceding the feature film, which we refer to as the “Platinum Spot”.
•The Classic Noovie Show does not contain the Pre-Trailer Pod of the Platinum Spot and after the Gold Pod concludes there is an advertisement for the ESA Parties’ beverage supplier and a courtesy PSA.
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
As with other premium video mediums like TV, we sell The Noovie Show inventory in both the upfront and scatter markets. Upfront is a term that describes the practice of buying advertising time “up front” on an annual basis for the upcoming year, purchasing inventory in advance and locking in the advertising rates (CPMs). Consistent with the television industry's upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase up until their commitment begins airing. These options could reduce what is ultimately spent by clients that have made upfront commitments. Scatter refers to the buying of advertising on a shorter-term basis closer to when the advertisements will run, which often results in a pricing premium compared to upfront rates. The mix between the upfront and scatter markets is based upon a number of advertising market factors, such as pricing, demand for advertising time and economic conditions. The demand in the scatter market impacts the pricing achieved for our remaining advertising inventory not sold upfront and can vary throughout the year.
During the years ended December 28, 2023 and December 29, 2022, NCM LLC derived 73.2% and 75.1% of its advertising revenue from national clients (including advertising agencies that represent our clients) and 19.7% and 17.5% of its advertising revenue from regional and local advertisers across the country (including advertising agencies that represent these clients).
Beverage Advertising. Each of the ESA Parties has a relationship with a beverage concessionaire supplier under which it is obligated to provide on-screen advertising time as part of its agreement to purchase branded beverages sold in its theaters. Under the ESAs, up to 90 seconds of the Noovie program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. The price for the time sold to Cinemark’s beverage supplier increases 2% each year. The time sold to AMC’s beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to AMC’s beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in AMC’s theaters, limited to the highest advertising CPM being then-charged by NCM LLC pursuant to the ESAs.
During 2023, we sold 60 seconds to one of the ESA Parties, 30 seconds to the other ESA Party and sold 30 seconds to Regal prior to their termination of their ESA to provide on-screen advertising for their beverage concessionaires. During 2023, the beverage concessionaire revenue from the ESA Parties’ beverage agreements was approximately 7.2% of NCM LLC’s total revenue. In the instance of certain theaters that are acquired by the ESA Parties but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these encumbered theater beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.
Content. Beyond the Noovie-branded content during The Noovie Show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments and make commitments to buy a portion of our advertising inventory at a specified CPM over a one- or two-year period with options to renew, exercisable at the content partner’s option.  The original content produced by these content partners typically features upcoming media programming or technology products. In 2023, the content partner segments were between 90 and 120 seconds in length.
Courtesy PSA. In 2023, we had one agreement throughout the year to exhibit a 40-second “silence your cell phone” courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. There are two agreements in place for 2024.
Theater Circuit Messaging. The Noovie Show also includes time slots for the ESA Parties and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This time is provided to the theater operator at no charge.
Data & Digital Advertising
In 2022, we launched NCMx™, our data, insights and analytics platform that utilizes the Company’s comprehensive knowledge and extensive data about moviegoer behavior to connect brands with custom audiences in theaters, as well as, on digital screens before and after attending movies. NCM clients are able to leverage NCMx to execute advanced audience-matching against key geographic, behavioral and contextual targets on the big screen, as well as use the NCMx capabilities to retarget moviegoers with digital ads and mobile offers. NCM provides marketers access to one of the largest collections of deterministic moviegoer data in the industry. With over 703.3 million unique data records as of December 28, 2023, NCMx makes 99.3 million unique data records available over a 90-day look back period, delivering marketers a 360-degree view of recent consumer behavior with performance metrics to refine campaign plans and generate a better return on their advertising investment. Neustar, iSpot, Catalina, Affinity Solutions, Adelaide, TransUnion, PlaceIQ, Crossix, Kochava and ElementalTV are all partners on the new platform. NCM is leading the cinema advertising industry as it transforms into a data-first media company that reaches audiences at scale with the most engaging content.
Audience Accelerator. Our Audience Accelerator digital product expands cinema advertising campaigns beyond the big screen to reach movie audiences wherever they seek out movie content online and on mobile devices. Audience Accelerator identifies moviegoers through our first-, second- and third-party unique data records. We can target specific demographics, genres or layer on other data to provide our clients with a match against their target audience. Digital ads are then distributed through multiple channels, including online and mobile banners, online and mobile pre-roll video and social media newsfeeds through our owned and operated ad inventory as well as third-party ad inventory across multiple platforms including the Internet, mobile devices and over-the-top (OTT) devices/connected televisions (CTV) to reach moviegoers wherever they may be seeking entertainment information and content.
We sell NCM’s data platform and digital products through a digital sales group that is embedded as part of our national and local sales organizations to enable collaborative, integrated selling. We believe that our new and upcoming digital products can be sold in combination with in-theater advertisements as integrated marketing packages as discussed in “Business—Our Strategy”. We plan to continue to invest in our digital platform in 2024 and beyond.
Digital Products. NCM’s consumer-facing digital products, including Name That Movie and the Noovie Trivia app, all feature advertising opportunities that allow brands to continue to reach movie audiences across multiple platforms, including sponsorships, digital ad inventory such as leaderboards, banner ads, half- and full-page ads and a variety of digital video ad inventory. Our Noovie® digital products are designed to not only provide digital advertising inventory to further enhance the marketability of our cinema advertising product offerings, but also to capture exclusive first-party data, which is funneled into NCMx™. As of December 28, 2023, approximately 7.3 million movie-goers have downloaded our mobile apps. These downloads and the acquisition of second- and third- party data sets, including deterministic ticket transaction data from exhibitors and geo-location and micro-event data for moviegoers that enter theaters in our network, all contribute to NCMx data records.
Lobby Advertising
Lobby Entertainment Network—Our LEN is a network of video screens strategically located throughout the lobbies of all digitally equipped ESA Parties’ theaters, as well as the majority of our network affiliates’ theaters. The LEN screens are placed in high-traffic locations such as concession stands, box offices and other waiting areas. Programming on our LEN consists of an approximately 30-minute loop of branded entertainment content segments created specifically for the lobby with advertisements running between each segment. We have the scheduling flexibility to send different LEN programming to each theater through our DCN, and the same program is displayed simultaneously on all LEN screens within a given theater, which we believe provides the maximum impact for our advertisers. We sell national and local advertising on the LEN individually or bundled with on-screen or other lobby promotions.
The LEN programming includes up to two minutes for ESA Parties’ advertisements to promote activities associated with the operation of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. Additionally, subject to certain limitations, the LEN programming includes up to two minutes (one minute of which we provide to the ESA Parties at no cost and one minute of which the ESA Parties may purchase) to promote certain non-exclusive cross-marketing relationships entered into by the theater operators for the purpose of increasing theater attendance, which we call “strategic programs.”
Under the terms of the ESAs, the ESA Parties also have the right to install a second network of additional screens in their theater lobbies which would not display our LEN programming, but would be used to promote strategic programs or products sold in their theater concessions, bars and dining operations, online ticketing partner promotions, gift card and loyalty programs and special events presented by the ESA Parties and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service.
In 2024, we plan to expand the Company’s LEN programmatic offering to on-screen advertising. The LEN programmatic offering was launched in 2022 through partnership with Place Exchange, a leading supply-side platform (SSP) for programmatic out-of-home media. This automated offering allows advertisers to access and purchase available LEN programming through partner demand-side platform (DSP) websites. The partnership enabled advertisers to reach the largest network of lobby screens in movie theaters across the country programmatically for the first time.
Lobby Promotions—We also sell a wide variety of advertising and promotional products in theater lobbies across our ESA Parties and certain network affiliates. These products can be sold individually or bundled with on-screen, LEN or digital advertising. Lobby promotions typically include:
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
Under the terms of the ESAs, the ESA Parties may conduct a limited number of lobby promotions at no charge in connection with strategic programs that promote motion pictures; however, such activities will not reduce the lobby promotions inventory available to us.
Our ability to provide in-lobby marketing and promotional placements in conjunction with our cinema advertising products allows us to offer integrated marketing solutions to advertisers that provide multiple touchpoints with theater patrons throughout the movie-going experience, which we believe is a competitive advantage over other national media platforms.
Digital Out-of-Home Products
NCM’s Digital Out-of-Home (“DOOH”) group is embedded as part of our national and local sales organizations and was created in October 2020 to further unite brands with the power of movies by extending movie-centric Noovie® entertainment content, trivia and advertising beyond movie theaters to a variety of complementary venues, including restaurants, convenience stores and college campuses. In 2023, NCM sold DOOH media inventory on a national, regional, local and programmatic level in relationships with digital place-based properties including screens in convenience stores, college campuses and various restaurants.
Our Network

The Noovie® Show is distributed across NCM LLC’s national theater network — the largest digital in-theater network in North America — through the use of our proprietary DCN and Digital Content Software (“DCS”). With the DCN and DCS, we are able to schedule, deliver, play and reconcile advertising and entertainment content for The Noovie Show and the LEN on a national, regional, local, theater and auditorium level.
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
Advertising and entertainment content for The Noovie Show and LEN is uploaded to our cinema advertising management system and is delivered via multicast technology to the theaters in our network and received by our Alternative Content Engine. The Alternative Content Engine holds the content until displayed in specified theater auditoriums and lobbies according to contract terms. Each theater auditorium and lobby has hardware and/or software architecture that controls the content to be shown. After playback of content, confirmation of playback is returned to NCM and is included in “post” reports provided to our advertising clients.
In 2023, more than 438 million moviegoers attended theaters that are currently under contract to present The Noovie Show. A summary of the screens and theaters in our advertising network is set forth in the table below:
Our Network
(As of December 28, 2023)
As of December 28, 2023, The Noovie Show was displayed on network movie screens using digital projectors. Almost all screens within our network receive content through our DCN and are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors.
Human Capital
We had 292 full-time employees as of December 28, 2023. Our employees are located in our Centennial, Colorado headquarters, and in our offices in New York, Los Angeles and Chicago. We also have many major markets advertising account executives that work primarily from their homes throughout the U.S. The Company continually works to structure the organization in optimal ways to meet customer, employee and shareholder needs. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.
Diversity, Equity and Inclusion (DEI)—We are committed to diversity, equity and inclusion in the workplace. We are focused on building diverse talent at all levels of the organization by recruiting high quality diverse talent and have taken steps to align our policies with best practices from other respected organizations. We are focused on identifying and helping to implement initiatives intended to improve areas such as recruitment, retention, brand awareness and community outreach.
Organizational Development—Our Human Resources and leadership team is focused on broad management development as well as supporting targeted training to individuals and teams based on business needs. Managers and supervisors participate in specialized training to develop management skills, encourage employee development and retention and assist the Company with succession planning by identifying top talent to be developed into future leaders. Our Human Resources department also regularly provides employees with mandatory compliance training regarding preventing harassment and discrimination, workplace diversity, our code of conduct, IT and cyber security and other related courses to help them with their daily responsibilities. Compliance with mandatory training requirements is tracked by our Human Resources department and management is notified when the requirements are not met.
The Human Resources department also focuses on defining and embedding the NCM culture into all people-related practices and policies to help us recruit, develop and retain a world-class team to grow the business. The Company has implemented a number of targeted initiatives to increase employee engagement and satisfaction, including team and culture-building activities, career and succession planning and ongoing analysis and enhancements of our total rewards program.
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
Seasonality
Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Historically, both advertising expenditures and theater attendance tend to be higher during the second, third, and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums.  Given the temporary closure of our theaters in 2020 and disruptions in the release of motion pictures and regular theater attendance patterns due to the COVID-19 Pandemic, our 2020 and 2021 quarterly results varied from the historical trend and 2020 results have been excluded. There can be no assurances that seasonal variations will not materially affect our results of operations in the future.
The following table reflects the quarterly percentage of total NCM LLC revenue for the fiscal years ended 2021, 2022 and 2023 and a historic average for FY 2017-2019 for comparison given the impacts of COVID-19 on the film release schedule and audience behaviors:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2021	4.7%	12.2%	27.7%	55.4%
FY 2022	14.4%	26.9%	21.9%	36.8%
FY 2023	13.4%	24.8%	26.8%	35.0%
FY 2017-2019 Average	17.4%	24.4%	25.7%	32.4%
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
Competition
Our advertising business competes in the estimated $352.0 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the continuing shift of advertising spending away from traditional media, in particular linear television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.
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
Extensive national market coverage—Our contractual agreements with our ESA Parties and network affiliates provide long-term exclusive access (subject to limited exceptions) to sell cinema advertising across the largest network of digitally-equipped theaters in the U.S. This allows us to offer advertisers the broad reach and national scale that they need to effectively reach their target audiences.
•Our advertising network consisted of 18,403 screens (9,573 operated by the ESA Parties) located in 1,439 theaters (697 operated by the ESA Parties) in 48 states and the District of Columbia, including each of the top 25, 50 and 100 DMAs®, and 190 DMAs® in total, as of December 28, 2023;
•The over 438 million people who attended theaters in our network in 2023 represented 71.9%, 65.7% and 62.3% of the total theater attendance in theaters that present cinema advertising in the top 10, 25 and 50 U.S. DMAs®, respectively, and 59.1% of all DMAs® nationally, providing an attractive platform for national advertisers who want exposure in larger markets or on a national basis;
•The average screens per theater in our network during 2023 was 12.8 screens; and
•The aggregate annual attendance per screen of theaters included in our network during 2023 was 23,854.
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
This scalability of our distribution technology allows us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the future as we add new theaters from the ESA Parties, our existing network affiliate relationships and the addition of new network affiliates.
Access to a highly attractive, engaged audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent and educated “Millennial” and “Gen Z” moviegoers. According to The People Platform for 2023, 64.0% of the NCM LLC audience were between the ages of 12-34, compared to 53.0% in 2019 and 62.0% in 2022, with a median age of 30 in 2023. Further, 47.0% of our moviegoers have a household income greater than $100,000 (versus 41.0% of the general population), with a median moviegoer household income of $94,000, and 38.0% have received a bachelor’s degree or higher (versus 35.0% of the general population) according to the 2023 Spring Doublebase MRI Simmons Study.
Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with The Noovie Show advertising and entertainment content that they view in our theater environment. In a recent 2023 study performed by Lumen, a leader in attention measurement, moviegoers paid greater attention to advertisements in theaters as compared to all other premium video platforms including Linear (Live Sports), Fast Nets (Tubi, Pluto, Roku), premium AVOD, social, digital and premium audio podcasts. Cinema’s attention advantage is 2 to 3 times that of Linear Live Sports, Fast Nets (Tubi, Pluto, Roku), Top Tier AVOD and podcasts and 7 to16 times that of social media and digital. Further, based upon an average of 7 years of research studies including 323 advertisers across various categories, advertising on the big screen has generated brand lift for the critical key performance indicators of awareness (increase of 62.0%) and consideration (increase of 24.0%). Additionally, according to an intercept study conducted by eWorks, a market research company, a Platinum Spot advertiser experienced 88.0% brand recall, with significant lifts in unaided awareness (increase of 100.0%), favorable opinion (increase of 21.0%) and future consideration (increase of 19.0%) after advertising with the Company in 2022.
World-class entertainment and innovative, branded pre-feature content—The film content created by Hollywood studios is considered some of the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that The Noovie Show program provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and more impact for the advertiser. Because we offer local and national “pods” within The Noovie Show (that is, groupings of ads interspersed among video content), our format is consistent with the grouping of ads on television networks, which allows advertisers to more easily integrate The Noovie Show into traditional sight-sound-and-motion media buys.
Prime movie audience data, measurability and targeting—As with many other advertising mediums, we are measured by third-party research companies. Epicenter Experience LLC measures our audience, including the total attendance that are in their seats during The Noovie® Show. Additionally, unlike some other advertising mediums, we also receive attendance information by film, by rating and by screen at least monthly for all of the ESA Parties’ theaters, and by location for the theaters operated by our network affiliates at least monthly, which allows us to report the actual audience size for each showing of a film where The Noovie Show played. We believe that the ability to provide detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.
In 2023, we continued to invest in the development of our cloud-based Data Management Platform (DMP) which we believe will allow us to provide even more robust audience insights and analytics to our clients. To further enhance the connection between brands and movie audiences, we accumulate audience data from several sources within our DMP. This audience data is then leveraged for the targeting of ad campaigns and can also deliver closed-loop attribution reporting. We expect to continue to enhance the capabilities of the platform in 2024 by continuing to gather first-party data through our Noovie digital products, as well as additional second- and third-party data sources and segments.
Integrated marketing and digital products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, digital marketing and digital out-of-home products allows us to offer advertisers multiple touchpoints to reach movie audiences anytime and anywhere to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allow our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our NCMx™ data platform makes cinema advertising more measurable, targetable and attributable than ever before. Our first and second party data, including the valuable data derived from our owned and operated digital products, help us power our Audience Accelerator product to better reach advertising clients’ target audiences with higher degrees of accuracy and measure a variety of business outcomes more accurately.
Contractual theater circuit and advertiser relationships—Our exclusive multi-year contractual relationships with our ESA Parties and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive contractual relationships with our content partners and courtesy PSA sponsors, as well as our agreements to satisfy the ESA Parties’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 28.4% and 25.6% of our total revenue for the years ended December 28, 2023 and December 29, 2022, respectively. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory. These upfront commitments accounted for approximately 27.9% and 30.4% of our total revenue for the years ended December 28, 2023 and December 29, 2022, respectively.
Strong operating margins with limited capital requirements—Our annual operating income and Adjusted OIBDA margins from our IPO through the year ended December 26, 2019 were consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively, over the previous five years. NCM LLC’s annual operating income and Adjusted OIBDA margins were (69.6)% and 20.3%, and 2.8% and 23.0%, for the years ended December 28, 2023 and December 29, 2022, respectively, due to the impact of the Chapter 11 Case and the lingering impact of the COVID-19 pandemic on our operations. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of Adjusted OIBDA margin, which is a non-GAAP financial measure, and a reconciliation of Adjusted OIBDA margin to operating income.
Our capital expenditures have ranged from approximately 2.9% to 3.5% of revenues over the five years through December 26, 2019. NCM LLC’s capital expenditures were 2.0% and 1.7% of revenue for the years ended December 28, 2023 and December 29, 2022. For the year ended December 28, 2023, our capital expenditures and other investments were $5.3 million, of which $1.5 million were associated with digital product development; $2.0 million were associated with upgrades to our existing systems related to the planned upgrade of our cinema advertising management system; $0.3 million were associated with network affiliate additions; and $1.3 million were for certain implementation and prepaid costs associated with Cloud Computing arrangements. Given the impact of the Chapter 11 Case and the COVID-19 pandemic on our operations, our current focus is on cash containment and non-essential capital expenditures were reduced in recent years accordingly. Due to the network equipment investments made in recent years by our ESA Parties and network affiliates in new and acquired theaters, ESA provisions requiring the ESA Parties to make future investments for equipment replacements, and the scalable nature of our Customer Experience Center and other infrastructure, we do not expect any necessary major capital investments to grow our operations as our network of theaters continues to expand. As we continue to move our technology to cloud-based Software as a Service (“SaaS”) platforms, we will continue to reduce our annual capital expenditure spending. However, operating expenses associated with the SaaS licenses will continue to increase. Certain implementation costs of our SaaS platforms were capitalized during the implementation period and are recognized within operating income over the term of the SaaS contract once the systems are fully implemented.
Our Strategy
We are continuing to pursue a growth strategy that we believe will create significant value following the normalization of our operations. Our strategy includes the following three key components:
Increase the Value of Cinema Media
We intend to drive an increase in value through innovation and optimization of our current product offering. Achieving one of our key initiatives in this strategy, we introduced inventory following The Noovie® Show after the advertised showtime within Cinemark following the 2019 ESA Amendments. This Post-Showtime Inventory consists of a total of five to ten minutes depending upon the affiliate between the lights down segment beginning just after the advertised movie showtime and including trailer lighting and the 30- or 60-second Platinum Spot deeply embedded within the movie trailers with trailer lighting and full trailer volume. We believe this inventory constitutes prized and impactful ad spots and expect these improvements to increase the value of the inventory that we can offer to our national clients. We believe our local and regional clients also benefit from better inventory as their placement is closer to the advertised showtime. We introduced this new inventory at select network affiliate theaters beginning in early 2020, continuing throughout 2021, 2022 and 2023, and plan to continue to work toward expanding the portion of our network including this new inventory. Within the Regal Advertising Affiliate Agreement, effective on July 14, 2023, we began advertising for five additional minutes after the posted showtime, as well. We believe this higher value inventory, combined with an entertaining and engaging show program that is integrated with our Noovie digital ecosystem, provides a unique cross-platform premium video product that will stand out in the media marketplace. We also believe it will help mitigate the potential future impact of reserved seating on our business.
It is the Company’s intention to increase the number of affiliate theaters in our network showing the improved Noovie® Show format followed by the premium Post-Showtime Inventory. While adoption across our affiliate network is expected to take some time, 65.4% of our network affiliates are running our Post-Showtime Inventory as of December 28, 2023, which including Regal and Cinemark, accounted for 34.6% of our total network attendance based on 2023 levels.
Our relationships with our exhibitors are a key focus of our business. Our Affiliate Partnerships team is dedicated to serving the needs of our ESA Parties’ theater circuits and our 43 network affiliates nationwide as of December 28, 2023. We plan to continue to expand our affiliate network by strategically targeting priority exhibitors who are not currently part of our network and whose cinema advertising contracts we expect will be coming up for renewal in the next several years in order to add key affiliates and screens in select markets. This will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers, extending our reach to additional markets to further improve our national footprint for brands looking to reach those audiences and strengthening our reach in markets we are already in for greater saturation in those DMAs. In September 2022, we entered into an exhibitor agreement with VIP Cinemas, a family-owned and operated circuit of seventeen theaters across eight states.
Under the terms of the ESAs and Common Unit Adjustment Agreement with the ESA Parties and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the ESA Parties or network affiliates will become part of our network. Including our ESA Parties and network affiliates, our net screens have increased in seven out of the last ten fiscal years. We believe this expansion continues to improve our geographic coverage and enhances our ability to compete with other national advertising mediums, which allows our exhibitor clients to maximize the advertising value of their audiences.
In 2022, we launched several specialty networks to cater to specific audiences, including the Elevate Cinema Network, a strategic sales partnership with Spotlight Cinema Networks which combined nearly 1,500 of our premier screens with Spotlight’s existing premier network of over 1,200 screens. This combined network provides reach and recall to brands targeting the upscale, educated, adult demographic with disposable income. We also created NCM Black Cinema Network and NCM Hispanic Cinema Network in connection with NuTime Media, a Black-owned media sales representation company, to better serve marketers looking to reach African-American and Hispanic audiences.
In 2023, we paired with Religion of Sports to cater to specific audiences for a new content partnership. Religion of Sports develops sports content to cater towards the 18-34-year-old demographic, particularly fans of sports who are seeking to consume their sports content in a shorter format outside of TV. This collaboration with NCM is the first of its kind for Religion of Sports.
Also in 2022, we launched NCMx™, our data, insights, and analytics platform. Our valuable unique data records consist of both our own NCM first-party data from our owned-and-operated digital products, as well as, a variety of key second- and third-party data sets addressable consumer records. We believe NCMx has proven to be a highly successful tool in attracting existing and new advertisers for NCM.

In 2023, we released a ground breaking study, conducted by Lumen, the leading technology company for attention measurement, that concludes cinema is the number one media platform for consumers’ attention to advertising when measured against all other video platforms, including TV, CTV, social media and digital ads. Other findings of this study included:
•Cinema attention scores were four to seven times greater than all other video channels including TV, CTV, social media and digital ads, across a variety of brands and categories;
•Two and a half times more consumers watched ads playing in a movie theater compared to TV and CTV;
•Consumers watched cinema ads for a longer duration compared to other video platforms; and
•A direct correlation was found between attention metrics and brand recall and brand choice, meaning higher attention metrics leads directly to enhanced performance of the advertising which can result in increased sales lift, foot traffic and app downloads.
Diversify our Revenue Model
We are also reimagining The Noovie® Show as we strive to increase revenue and grow our advertiser base by developing branded content, sponsorships and integration opportunities which also drive moviegoer engagement. We developed and launched various segments in 2022 including The Noovie Trivia Show, Noovieverse, Perri’s Picks, Noovie Unwind and Noovie Cultural Celebrations and entered into new collaborations in 2023 including those with iHeartMedia and Tastemade. Our Noovie Studios in-house creative team develops and produces original storytelling content for advertisers for a fee, with content tied to these new Noovie Show segments or fully customized based on brand needs.
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
We also intend to enter into synergistic business opportunities. NCM's DOOH group serves to further unite brands with the power of movies by extending movie-centric entertainment content, trivia and advertising beyond theaters to a variety of complementary Digital Out-Of-Home platforms. NCM is now able to combine the strengths and effectiveness of Cinema, Digital and Place-Based media together to create innovative, integrated campaigns that engage movie fans anytime and anywhere through our partnerships with screens in convenience stores, college campuses and various restaurants.
Optimize Operation Effectiveness and Efficiency
We intend to ensure our technology infrastructure is built to support sustained revenue growth. Our first initiative in this process is to further enhance our cinema advertising management system implemented in January of 2021 to allow for self-serve programmatic purchasing for certain of our product offerings beginning with LEN. We finalized the functionality for LEN in 2022 and released a beta version for local and national onscreen programmatic in late 2023 with a full launch anticipated in 2024.
Intellectual Property Rights
We have been granted a perpetual, royalty-free license from the ESA Parties to use certain proprietary software for the delivery of digital advertising and other content through our DCN to screens in the U.S. We have made improvements to this software since our IPO and we own those improvements exclusively, except for improvements that were developed jointly by us and the ESA Parties.
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
NCM LLC recently emerged from bankruptcy on August 7, 2023 (the “Effective Date”). The Company’s senior management has been required to spend a significant amount of time and effort attending to the negotiation and execution of the Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code (as amended, modified, or supplemented from time to time, the “Plan”) instead of focusing exclusively on the Company’s business operations. Risks associated with NCM LLC’s emergence from bankruptcy include the following:
•Vendors or other contract counterparties could terminate their relationship with us or require financial assurances or other enhanced performance commitments such as upfront payments;
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

There can be no assurance as to the effect that NCM LLC’s bankruptcy and emergence from Chapter 11 will have on its relationships with its ESA Parties, vendors, network theater circuits, employees and customers.
There can be no assurance as to the effect that NCM LLC’s bankruptcy and emergence from Chapter 11 will have on its ongoing relationships with its ESA Parties, vendors, network theater circuits, employees and customers. The Chapter 11 Case required NCM LLC to forbear making payments to vendors for certain pre-petition goods and services until NCM LLC assumed the underlying agreements. The delay of payments or non-payment due to provisions of the Bankruptcy Code may have damaged underlying relationships with certain vendors and network theater circuits that may be difficult to repair. Additionally, AMC and Cinemark, the ESA Parties, sought a stay of the Confirmation Order and the Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. The consolidated appeals of the Confirmation Order and the Regal Order on the merits are pending in the United States District Court for the Southern District of Texas. To the extent that any of these events result in the tightening of payment or credit terms, increases in the price of supplied services, the loss of customers, the revision of contractual terms, or loss of key employees, it could have a significant negative effect on the Company’s business, financial condition, liquidity and results of operations.
Certain stockholders own a significant portion of our outstanding voting stock and a Director Designation Agreement entered into with certain of NCM LLC’s previous creditors grants the right to appoint up to six of the nine directors on our Board and may limit investors ability to influence significant corporate decisions.
As of August 7, 2023, Blantyre Capital Limited (“Blantyre Capital”), our largest stockholder, beneficially owns 26,664,349 shares of our common stock, representing approximately 27.5% of the Company’s shares outstanding as of December 28, 2023. Additionally, the Company entered into a Director Designation Agreement (the “Designation Agreement”) among the Company, the Consenting Creditor Designation Committee (the “Designation Committee”) and Blantyre Capital in accordance with the Plan. The Designation Agreement provides for the designation of up to six directors, three of whom must be independent, by the Designation Committee and Blantyre Capital with up to two of the directors designated by Blantyre Capital. The number of directors designated will vary based on the ownership level of the Consenting Creditors under the Designation Agreement. As a result, the directors appointed by Blantyre and the Designation Committee could have significant influence on corporate matters.
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
On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement with the lenders party thereto and CIT Northbridge Credit LLC (the “Revolving Credit Facility 2023”). The Revolving Credit Facility 2023 matures on August 7, 2026, contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions, and a maximum revolving credit line capacity of $55.0 million. The revolving credit line availability under the Revolving Credit Facility 2023 is calculated by reference to the total amounts of NCM LLC’s accounts receivable. The restrictions in the Revolving Credit Facility 2023 may restrict NCM LLC from taking actions, distributing cash, or entering into agreements to raise additional capital, and the availability of the Revolving Credit Facility 2023 may vary and be insufficient for NCM LLC’s needs, particularly in the event of an economic downturn. The Company’s future capital resource and flexibility needs are difficult to predict at this time and will depend on (i) NCM LLC’s ability to comply with the terms and conditions of the Revolving Credit Facility 2023, (ii) ability to general sufficient cash flow from operations, and (iii) future strategic initiatives.
The market price of our common stock is subject to volatility.
On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. On August 7, 2023, the Effective Date, the Company issued 83,421,135 shares of the Company’s common stock to holders of secured debt claims as provided in the Plan and under the terms of the Regal Termination Agreement, Regal surrendered 4,068,381 shares of common stock for cancellation. As of December 28, 2023, there were 96,837,039 shares outstanding. The liquidity and market price of our common stock will depend on our results of operations and financial condition, expectations regarding our future prospects, the number of shares that NCM LLC’s previous holders of secured debt claims sell into the market, among other various factors. The market price for our common stock may be volatile until the market normalizes and is able to take into account all of the new information related to NCM LLC’s emergence and other factors.
Risks Related to Our Business and Industry
Significant declines in theater attendance could reduce the attractiveness of cinema advertising and could reduce our revenue.
Our business is affected by the level of attendance at the theaters in our advertising network that operate in a highly competitive industry and whose attendance is reliant on the presence of motion pictures that attract audiences. Over the 10 years prior to the outbreak of the novel corona virus or COVID-19 in 2020 (the “COVID 19 Pandemic”), theater attendance has fluctuated from year to year but on average has remained relatively flat. The value of our advertising business could be adversely affected by a decline in theater attendance or even the perception by media buyers that our network is no longer relevant to their marketing plan due to the decreases in attendance and geographic coverage.
The COVID-19 Pandemic also led to several changes impacting patron attendance at theaters including studios electing to shorten or eliminate the “release window” between the release of major motion pictures to alternative delivery methods or released motion pictures directly to alternative delivery methods bypassing the theater entirely. Certain patrons also avoided crowds and other public indoor spaces and governments restrictions impacted the ability of theaters to operate at normal capacity. While consumers have largely returned to pre-COVID-19 Pandemic behavior, it is unknown how future pandemics or epidemics will influence behavior. Additional factors that could reduce attendance at our network theaters include the following:
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
•the film production process may be impacted by production delays, writers’ or actors’ strikes, such as those that took place in 2023, incidents on sets, government regulation, or other factors that could limit the number of films available and cause films to be delayed;
•government regulations or theater operating policies that require higher levels of social distancing, restriction of capacity or prohibition of operations;
•if the theaters in our network fail to maintain and clean their theaters and provide amenities that consumers prefer;
•if future theater attendance declines significantly over an extended time period, one or more of NCM LLC’s network theater circuits may face financial difficulties and could be forced to sell or close theaters or reduce the number of screens it builds or upgrades or increase ticket prices; and
•NCM LLC’s network theater circuits also may not successfully compete for licenses to exhibit quality films and are not assured a consistent supply of motion pictures.

Any of these circumstances could reduce our revenue because our national and regional advertising revenue, and local advertising revenue to a lesser extent, depends on the number of theater patrons who attend movies. Additionally, if attendance underperforms against expectations or declines significantly, the Company will be required to provide additional advertising time (makegoods) to national advertisers to reach agreed-on audience delivery thresholds. Certain of these circumstances can also lead to volatility within our utilization, which typically varies more than 10% on an annual basis and even more substantially quarter-to-quarter.
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
Changes in theater patron behavior could result in declines in the viewership of The Noovie® Show which could reduce the attractiveness of cinema advertising and our revenues.
The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view The Noovie Show. Trends in patron behavior that could reduce viewership of The Noovie Show include the following:
•theater patrons are increasingly purchasing tickets ahead of time via online ticketing mediums and when available reserving a seat in the theater (offered in a significant percentage of our network), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view most or all of The Noovie® Show;
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

The ESAs with the ESA Parties are critical to our business. The ESA with AMC has an initial term of 30 years and the ESA with Cinemark (as amended by the 2019 ESA Amendment) has a term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the ESA Parties, which begins one year prior to the end of the term of each respective ESA. The ESA Parties’ theaters represent approximately 52.0% of the screens and approximately 72.4% of the attendance in our network as of December 28, 2023. If either ESA were terminated, not renewed at its expiration, rejected in a bankruptcy proceeding, or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.
The ESAs require the continuing cooperation, investment and support of the ESA Parties, the absence of which could adversely affect us. Pursuant to the ESAs, the ESA Parties must make investments to replace network equipment within their theaters and equip newly constructed theaters with digital network equipment. If the ESA Parties do not have adequate financial resources or operational strength, and if they do not replace equipment or equip new theaters to maintain the level of operating functionality that we have today, or if such equipment becomes obsolete, we may have to make additional capital expenditures or our advertising revenue and operating margins may decline. In addition, the ESAs give the ESA Parties the right to object to certain content in The Noovie® Show, including content that competes with us or the applicable ESA Party. If the ESA Parties do not agree with our decisions on what content, strategic program or partnerships are permitted under the ESAs, we may lose advertising clients and the resulting revenue, which would harm our business.
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
If the non-competition provisions of the ESAs or other advertising agreements are deemed unenforceable, the counterparties could compete against us and our business could be adversely affected.
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
We expect that Post-Showtime Inventory will ultimately result in an increase in average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:
•the behavior of theater patrons may change in response to the display of a portion of The Noovie® Show after the advertised showtime, or in response to the combination of advertising and trailers before the start of the feature film, resulting in a reduction to the number of patrons that are in a theater seat to view most or all of The Noovie Show;
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
•the extended length of time between the advertised showtime and the beginning of the feature film may decrease the average CPM for that portion of The Noovie Show appearing before the advertised showtime, which may partially or fully offset any increase in average CPM for the Post-Showtime Inventory; or
•the increased fees payable in connection with the Post-Showtime Inventory with certain counterparties may exceed the increase, if any, in revenue resulting from the access to the Post-Showtime inventory.
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

We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe under “Business—Our Strategy.” We had 703.3 million and 374.4 million unique data records as of December 28, 2023 and December 29, 2022, respectively. These valuable data records consist of both our own NCM first-party data from our owned-and-operated digital products, and a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see The Noovie Show and where they go in the days and weeks afterwards. Our ability to increase our unique data records requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our online and mobile entertainment and advertising network and mobile apps. Our ability to collect and leverage movie audience data is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology, platform operator policies and privacy laws and regulation and may not deliver the future benefits that we are expecting. It is important that we maintain a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.
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
Advertising demand also impacts the price (CPM) we are able to charge our clients. Due to increased competition, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (4.2%) to 23.6% from 2015 to 2023 (excluding 2020).
If we do not continue to upgrade our technology, our business could fail to grow and revenue and operating margins could decline.
In early 2021, we implemented a new cinema advertising management system which was developed by a third-party vendor. This system replaced many of our internally developed systems and provides delivery optimization, inventory management and monetization, intelligent dynamic scheduling, increased flexibility, and workflow automation. The system also interfaces with our accounting system thus driving client invoicing and revenue recognition. Given the pervasive impact of this new system on the Company's processes, problems with the system and software could cause operational difficulties, lead to errors within our financial reporting and slow or prevent the growth of our business in the future. As we continue to move our technology to cloud-based SaaS platforms, our operating results may be impacted as operating expenses associated with the SaaS licenses may increase as our annual capital expenditure spending may decrease and this shift in costs may exceed our current estimates.
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
•declining attendance and thus a decline in the impressions available for The Noovie Show;
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
We derive a significant portion of our revenue from our contracts with our content partners, courtesy PSAs and the ESA Parties’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the ESA Parties’ and their beverage concessionaires but expect that each ESA Party will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of December 28, 2023. As of December 29, 2022 there was one advertising agency group through which the Company sources national advertising revenue that accounted for 13.0% of the Company’s outstanding gross receivable balance. During the years ended December 28, 2023 and December 29, 2022, the Company had one customer that accounted for 11.2% and 12.9%, respectively, of the Company's revenue. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more as a customer could decrease our revenue and adversely affect current and future operating results.
Our contracts for theater advertising allow certain counterparties to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.
The ESAs and network affiliate agreements contain certain limited exceptions to our exclusive right to use the counterparties’ theaters for our advertising business. Certain counterparties have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). NCM has limited rights or does not have the right to advertise in certain theater lobbies or agreed to allow the counterparty to sell certain types of inventory on their own behalf. Some of these strategic marketing relationships can include the use of on-screen, LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience and some of these exceptions are broader. The use of LEN or lobby promotions or other inventory by the theater counterparties for these advertisements and programs could result in the theater counterparties creating relationships with advertisers that could adversely affect our advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. In particular, the LEN and lobby promotions represented approximately 0.9% and 0.8% of our total advertising revenue for the year ended December 28, 2023 and December 29, 2022, respectively.
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
Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. Following the resignations of certain members of our senior management in 2021 and 2020, in 2021 we appointed a new President of Sales, Marketing and Partnerships, Chief Financial Officer, and General Counsel. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. While the Company was able to retain our senior management during the uncertainty caused by the Chapter 11 Case, there is no guarantee that the Company will continue to be able to recruit experienced replacements, or that the Company will not be required to institute additional retention or incentive programs in order to retain senior management. We do not have key-man life insurance covering any of our employees.
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
If we do not effectively implement our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products or obtain access to third-party digital inventory. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization, and our strategic outlook. Our ability to invest in our existing digital business, our new digital out-of-home business and other ventures has been and will continue to be negatively impacted by the COVID-19 Pandemic, NCM LLC’s Chapter 11 Case, and the current industry and economic environment, which may decrease the growth of these businesses.
The amount of in-theater inventory we have to sell is limited by the length of The Noovie® Show. In order to maintain in-theater growth we will need to expand the number of theaters and screens in our network. If we lose a significant number of theaters or are unable to expand our network, our revenue and operating results could be adversely impacted.
Our business relies heavily on technology systems, and any failures or disruptions may materially and adversely affect our operations.
In order to conduct our business, we rely on information technology networks and systems, including those managed and owned by third parties, to process, transmit and store electronic information and manage and support business processes and activities. The temporary or permanent loss of our computer equipment, networks, data or software systems through ransomware, data exfiltration, and other cyberattacks and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material negative impact and the steps that we have taken to mitigate these risks may prove to be ineffective. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard its systems, including disaster recovery systems separate from our operations, robust network security and other measures to help protect our network from unauthorized access and misuse, and a cyber-security insurance policy, the Company’s information technology systems or systems of the ESA Parties, network affiliates or third-party service providers could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. For example, some of our software vendors have previously announced that their systems were infected with malicious software, which might have impacted customers, including NCM. While NCM took prompt action to address the potential vulnerability and does not believe that there were any adverse consequences, there is no guarantee that future hacks and attacks on our network, including those through third parties, will be unsuccessful or resolved without damage to us or our customers. NCM has also been the target of numerous cyber attacks that NCM’s cyber security teams were able to identify and resolve prior to any significant impact on the Company, but future attacks may use methods that our cyber security team is not able to identify, or our cyber security team may not identify the attacks prior to the compromise of our systems or data. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services, or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures. Additionally, we are reliant on third parties for back-up, disaster recovery, and other preventative systems that have failed in the past, may fail in the future, and we are periodically required to obtain replacement services and migrate data, which may result in temporary lapses of protection and increased risk of disruption or data loss. Depending on the nature and scope of a disruption, if any technology network or systems fail and we are unable to recover in a timely manner, we may be unable to fulfill critical business functions, which could lead to a loss of clients and revenue, harm our reputation or interfere with our ability to comply with financial reporting and other regulatory requirements.
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
As of the Effective Date, NCM Inc. was the only beneficial owner of NCM LLC’s membership units, but AMC and Cinemark continue to have rights to receive additional units pursuant to the terms of the Common Unit Adjustment Agreement. As of August 7, 2023, Blantyre Capital, our largest stockholder, beneficially owns 26,664,349 shares of our common stock, representing 27.5% of the Company’s shares outstanding as of December 28, 2023. As a result, this stockholder could be in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders.
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
The Common Unit Adjustment Agreement and the ESAs provide that NCM LLC will issue common membership units to account for changes in attendance associated with the theaters that the ESA Parties operate and which are made part of our advertising network. Historically, each of the ESA Parties has increased the attendance associated with the theaters it operates in most years. If this trend continues, NCM LLC may issue additional common membership units to the ESA Parties to reflect their increases in attendance associated with theaters. Each common membership unit may be redeemed in exchange for, at our option, shares of our common stock on a one-for-one basis or a cash payment equal to the market price of one share of our common stock. Other than the maximum number of authorized shares of common stock in our certificate of incorporation, there is no limit on the number of shares of our common stock that we may issue upon redemption of an ESA Party’s common membership units in NCM LLC. For further information, refer to Note 6 to the Consolidated Financial Statements included elsewhere in this document.
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
We do not believe that we are an “investment company” under the Investment Company Act of 1940, as amended. As sole manager of NCM LLC, we control NCM LLC, and our interest in NCM LLC is not an “investment security” as that term is used in the Investment Company Act of 1940. If we were to stop participating in the management of NCM LLC, our interest in NCM LLC could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a company is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (excluding U.S. government securities and cash items). Our sole material asset is our equity interest in NCM LLC, and we and NCM LLC intend to conduct our operations so that we are not deemed an investment company under the Investment Company Act of 1940. However, a determination that we are an investment company would cause us to become subject to registration and other burdensome requirements of the Investment Company Act, which could restrict our business activities, including our ability to issue securities, limitations on our capital structure and our ability to enter into transactions with our affiliates. This may make it impractical for us to continue our business as currently conducted and could have a material negative impact on our financial performance and operations.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Risk Management and Strategy
We maintain a cybersecurity management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats and incidents. We review our program design on at least a quarterly basis and update as needed to address the risks and threats that our corporate security team has identified. Our team also benchmarks our program to industry recognized frameworks, including the International Organization for Standardization. The Audit Committee of the Board of Directors receives regular reports on cybersecurity risks and evaluates these risks as a part of their enterprise risk review.
Our teams also rely on third-party diagnostic tools and periodic audits to ensure that our program is performing as designed and in-line with applicable standards. Our Chief Information Officer oversees a security committee made up of professionals on our corporate security, and other information technology teams to review the results of these audits and recommend improvements. Prior to engaging a third party to provide services, our information technology team performs a risk assessment to determine the level of review of the vendor needed based on the nature of the services to be provided and type of information that may be shared. The resulting vendor review may include requiring the vendor to provide the results of external audits. We continue to monitor our vendors throughout their engagements with us to ensure they have complied with their contractual obligations, including service level agreements and other contractual standards.
We have also established an incident response plan to assess, identify and manage specific potential cybersecurity incidents. This plan requires the corporate security team to notify a response team. The response team assesses the risks of the identified potential incident and determines an appropriate response based on the risks identified. The response team then reports on the incident to senior management and, if necessary, a subset of our financial disclosure committee to determine if the cybersecurity incident should be reported in our public filings.

We face cybersecurity risks in connection with our business operations. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to our data and systems, including social engineering threats, denial of service attacks, malware and computer virus attacks. For more information about the cybersecurity risks we face, see Item 1A—Risk Factors.
Governance
Board Oversight—The Audit Committee of the Board of Directors oversees the Company’s cybersecurity program. The cybersecurity team updates the Audit Committee on at least a quarterly basis to discuss the effectiveness of the Company’s risk management program, potential and identified threats, remediation and mitigation plans, and other topics as requested by the Audit Committee. The Audit Committee regularly reports to the full Board of Directors and management reports on specific matters as requested by the Board of Directors.
Management’s Role—The Company’s Chief Information Officer is responsible for the Company’s cybersecurity team and for reporting to the Audit Committee of the Board of Directors. The Company’s corporate security team reports directly to the Chief Information Officer. Our Chief Information Officer has more than thirty years of experience managing communications networks, data centers, information technology teams, systems administration, and cybersecurity in the media and advertising industry. Our corporate security team is similarly composed of seasoned professionals with significant experience in the field. The Chief Information Officer regularly informs the Company’s senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The corporate security team has a broad range of experience selecting, deploying, and operating cybersecurity technologies initiatives and seek to ensure that each team stays educated on emerging technologies and threats.

Item 2.	Properties
The Company's headquarters are located in Centennial, Colorado. As of December 28, 2023, the Company also leases offices in New York, Los Angeles and Chicago. We own no material real property.  We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

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

Name	Age	Position
Thomas F. Lesinski	64	Chief Executive Officer
Ronnie Y. Ng	44	Chief Financial Officer
Scott D. Felenstein	55	President of Sales, Marketing & Partnerships
Maria V. Woods	55	Executive Vice President, General Counsel and Secretary
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
Market Information
Our common stock, $0.01 par value, is traded on The Nasdaq Global Select Market under the symbol “NCMI”. There were 284 stockholders of record as of March 14, 2024 (does not include beneficial holders of shares held in “street name”).
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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
September 29, 2023 through October 26, 2023	—	$—	—	N/A
October 27, 2023 through November 30, 2023	—	$—	—	N/A
December 1, 2023 through December 28, 2023	—	$—	—	N/A

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
This section of this Form 10-K generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2022.
Overview
We are America’s Movie Network. As the largest cinema advertising network in North America, we are a media company dedicated to uniting brands with young, diverse audiences through the power of movies and pop culture. We currently derive revenue principally from the sale of advertising to national, regional and local businesses in The Noovie® Show, our cinema advertising and entertainment show seen on movie screens across the U.S.
We present multiple formats of The Noovie® Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of December 28, 2023, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 65.4% of our network. All other NCM network theater circuits, which make up the remaining 34.6% of our network, present The Noovie Show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.
We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell digital online and mobile advertising through our Audience Accelerator, across our suite of Noovie digital properties and a variety of complementary out of home venues in order to reach entertainment audiences beyond the theater. As of December 28, 2023, approximately 7.3 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data sets have resulted in unique data records of approximately 703.3 million as of December 28, 2023. We have long-term ESAs (approximately 12.2 weighted average years) with the ESA Parties and multi-year agreements with network affiliates, which expire at various dates between March 24, 2024 and July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.9 years as of December 28, 2023. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Noovie Show and our LEN programming are distributed predominantly via satellite through our proprietary DCN.
Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (CPM), local advertising rate per theater per week, advertising revenue per attendee, as well as significant operating expenses and related trends. We also monitor free cash flow, cash balances, the fixed charge coverage ratio and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs, debt obligations and any future dividends declared by our Board of Directors.
Recent Developments
Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC—On April 11, 2023 NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Code in the Bankruptcy Court. During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023. We continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code throughout the Chapter 11 Case.

On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. Following confirmation of the Plan on August 7, 2023, all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC Operating Agreement were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases, including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool. NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims and NCM LLC entered into an Exit Facility to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.
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
As of December 28, 2023, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the unaudited Consolidated Balance Sheet as of December 28, 2023, respectively.
Regal Advertising Agreement—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA with NCM LLC, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with NCM LLC. NCM LLC also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding with a hearing scheduled during the second quarter of 2023. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties worked towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. In lieu of litigating Regal’s potential rejection of the ESA and NCM LLC’s adversary proceeding against Regal, the parties negotiated a Regal Advertising Agreement and Regal Termination Agreement. The Regal Advertising Agreement was effective on July 14, 2023 and provides that NCM LLC acquired the exclusive right to provide on-screen advertisements at Regal’s theaters for a term of ten years in exchange for payments based on the attendance at Regal’s theaters and the revenue generated by NCM LLC through advertising displayed in Regal’s theaters.
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
Pursuant to the Regal Termination Agreement, effective on July 14, 2023, Regal rejected and terminated the ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Company Operating Agreement, and Regal and Regal’s affiliates waived and released claims against other parties thereto. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Following the effective date of the Regal Termination Agreement of July 14, 2023, Regal is no longer an ESA Party or related party and is included within the network affiliate metrics.
Revolving Credit Facility 2023—On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with the lenders party thereto and CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum capacity of the Revolving Credit Facility 2023 is $55.0 million. The proceeds of the

Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023 as of December 28, 2023.
Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. After the cancellation of Regal’s shares on August 7, 2023, there were 13,343,065 shares outstanding. The primary purpose of the reverse stock split was to comply with the Company’s obligations under the NCMI 9019 Settlement and so that the Plan could become effective, as well as, to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards with respect to the closing price of the Company’s common stock.
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
The results of operations data for the years ended December 28, 2023 and December 29, 2022 and the balance sheet data as of December 28, 2023 and December 29, 2022 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. The results of operations data for the years ended December 30, 2021, December 31, 2020 and December 31, 2019 and the balance sheet data as of December 30, 2021, December 31, 2020 and December 31, 2019 are derived from the audited Consolidated Financial Statements of NCM, Inc. that are not included in this document.

Results of Operations Data - Consolidated	Years Ended
($ in millions, except per share data)	Dec. 28, 2023	Dec. 29, 2022	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019
Revenue	$165.2	$249.2	$114.6	$90.4	$444.8
OPERATING EXPENSES:
Advertising operating costs	30.7	27.2	18.4	10.3	38.3
Network costs	6.3	8.4	7.4	8.6	13.5
ESA theater access fees and revenue share	43.1	82.3	51.1	24.6	82.7
Selling and marketing costs	29.6	42.8	34.7	37.6	64.9
Administrative and other costs	57.3	44.3	36.0	30.9	43.8
Impairment of long-lived assets	—	5.8	—	1.7	—
Depreciation expense	3.1	6.5	10.9	13.1	13.6
Amortization expense	22.4	25.0	24.7	24.6	26.7
Total	192.5	242.3	183.2	151.4	283.5
OPERATING (LOSS) INCOME	(27.3)	6.9	(68.6)	(61.0)	161.3
NON-OPERATING (INCOME) EXPENSE	(724.0)	73.1	49.8	(96.9)	62.2
INCOME (LOSS) BEFORE INCOME TAXES	696.7	(66.2)	(118.4)	35.9	99.1
Provision for income taxes	—	—	—	162.2	12.4
CONSOLIDATED NET INCOME (LOSS)	696.7	(66.2)	(118.4)	(126.3)	86.7
Less: Net (loss) income attributable to noncontrolling interests	(8.5)	(37.5)	(69.7)	(60.9)	50.6
NET INCOME (LOSS) ATTRIBUTABLE TO NCM, Inc.	$705.2	$(28.7)	$(48.7)	$(65.4)	$36.1

EARNINGS (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$14.73	$(3.50)	$(0.61)	$(0.84)	$0.47
Diluted	$14.34	$(3.50)	$(0.61)	$(0.84)	$0.46
Summary Operating Data
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

	Years Ended		% Change
($ in millions)	Dec. 28, 2023	Dec. 29, 2022	2023 to 2022
Revenue	$165.2	$249.2	(33.7)%
Operating expenses:
Advertising operating costs	30.7	27.2	12.9%
Network costs	6.3	8.4	(25.0)%
ESA theater access fees and revenue share	43.1	82.3	(47.6)%
Selling and marketing costs	29.6	42.8	(30.8)%
Administrative and other costs	57.3	44.3	29.3%
Impairment of long-lived assets	—	5.8	(100.0)%
Depreciation expense	3.1	6.5	(52.3)%
Amortization expense	22.4	25.0	(10.4)%
Total operating expenses	192.5	242.3	(20.6)%
Operating (loss) income	(27.3)	6.9	(495.7)%
Non-operating (income) expense	(724.0)	73.1	(1090.4)%
Income tax expense	—	—	—%
Net loss attributable to noncontrolling interests	(8.5)	(37.5)	(77.3)%
Net income (loss) attributable to NCM, Inc.	$705.2	$(28.7)	(2557.1)%

Net income (loss) per NCM, Inc. basic share	$14.73	$(3.50)	(520.9)%
Net income (loss) per NCM, Inc. diluted share	$14.34	$(3.50)	(509.7)%

Our Network—The net screens lost from our network by the ESA Parties and network affiliates during 2023 were as follows.

	Number of screens
	ESA Parties	Network Affiliates	Total
Balance as of December 29, 2022	16,062	4,033	20,095
Lost affiliates, net of new affiliates (1)	—	(154)	(154)
Closures, net of openings (2)	(675)	29	(646)
Affiliates rejected in NCM LLC’s Chapter 11 Case (3)	—	(892)	(892)
Regal theaters (4)	(5,814)	5,814	—
Balance as of December 28, 2023	9,573	8,830	18,403

(1)Represents the loss of three of our affiliates, partially offset by the gain of three affiliates during 2023 resulting in a net reduction of 154 affiliate screens to our network as of December 28, 2023.

(2)Represents the closure of 646 screens, net of new screens added, across our ESA Parties and network affiliates, including 645 screens closed by Regal prior to the Regal Advertising Agreement.
(3)Represents the loss of theaters related to affiliate agreements that were rejected by NCM LLC during the Chapter 11 Case.
(4)Represents the prospective reclassification of Regal’s theaters upon Regal’s rejection of its ESA and the commencement of the Regal Advertising Agreement on July 14, 2023, whereby Regal is now included within the Network Affiliates reporting.
Our ESA Party and network affiliate agreements allow us to sell cinema advertising across the largest network of digitally equipped theaters in the U.S. We believe that our market coverage strengthens our selling proposition and competitive positioning against other national, regional and local video advertising platforms, including television, online and mobile video platforms and other out of home video advertising platforms by allowing advertisers the broad reach and national scale that they need to effectively reach their target audiences.
Basis of Presentation
Prior to the completion of our IPO, NCM LLC was wholly-owned by its ESA Parties. In connection with the offering, NCM, Inc. purchased newly issued common membership units from NCM LLC and common membership units from NCM LLC’s ESA Parties and became a member of and the sole manager of NCM LLC. We entered into several agreements to effect the reorganization and the financing transaction and certain amendments were made to the existing ESAs to govern the relationships among NCM LLC and NCM LLC’s ESA Parties after the completion of these transactions.
The results of operations data discussed herein were derived from the audited Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the notes thereto.
We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2023 contained 52 weeks and fiscal year 2022 contained 52 weeks. Our 2024 fiscal year will also contain 52 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 28, 2023	2023
December 29, 2022	2022
Results of Operations
Fiscal Years 2023 and 2022
Revenue. Total revenue decreased $84.0 million, or 33.7%, from $249.2 million for 2022 to $165.2 million for 2023. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2023	2022	2022 to 2023	2022 to 2023
Advertising revenue	$155.1	$249.2	$(94.1)	(37.8)%
Management fee reimbursement	10.1	—	10.1	100.0%
Total revenue	$165.2	$249.2	$(84.0)	(33.7)%
Advertising revenue. Advertising revenue decreased by $94.1 million, or 37.8%, from $249.2 million in 2022 to $155.1 million in 2023. This decrease was primarily due to the deconsolidation of NCM LLC for the period of April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case. The $155.1 million of revenue for 2023 represents the activity of NCM LLC for the year prior to deconsolidation on April 11, 2023 and after the reconsolidation of NCM LLC August 7, 2023.
Management fee reimbursement. Management fee reimbursement increased by $10.1 million, or 100.0%, from $0.0 million in 2022 to $10.1 million in 2023. This increase was primarily due to the deconsolidation of NCM LLC on April 11, 2023 and represents the revenue recognized by NCM, Inc. for managing NCM LLC for the portion of 2023 when NCM LLC was deconsolidated from NCM, Inc. Management fee reimbursement is eliminated during periods of consolidation. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC.
Operating expenses. Total operating expenses decreased $49.8 million, or 20.6%, from $242.3 million for 2022 to $192.5 million for 2023.  The following table shows the changes in operating expense for 2022 and 2023 (in millions):

	Fiscal Year		$ Change	% Change
	2023	2022	2022 to 2023	2022 to 2023
Advertising operating costs	$30.7	$27.2	$3.5	12.9%
Network costs	6.3	8.4	(2.1)	(25.0)%
ESA theater access fees and revenue share	43.1	82.3	(39.2)	(47.6)%
Selling and marketing costs	29.6	42.8	(13.2)	(30.8)%
Administrative and other costs	57.3	44.3	13.0	29.3%
Impairment of long-lived assets	—	5.8	(5.8)	100.0%
Depreciation expense	3.1	6.5	(3.4)	(52.3)%
Amortization expense	22.4	25.0	(2.6)	(10.4)%
Total operating expenses	$192.5	$242.3	$(49.8)	(20.6)%
Advertising operating costs. Advertising operating costs increased $3.5 million, or 12.9%, from $27.2 million in 2022 to $30.7 million in 2023. The increase was primarily due to an increase in advertising affiliate and partner expense for 2023, compared to 2022, primarily related to the Regal Advertising Agreement which commenced on July 14, 2023. When operating under the Regal ESA, the fees owed to Regal were previously presented within “ESA theater access fees and revenue share”. The increase was partially offset by the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $30.7 million of expense for the year 2023 representing the activity of NCM LLC prior to deconsolidation on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023.
Network costs. Network costs decreased $2.1 million, or 25.0%, from $8.4 million in 2022 to $6.3 million in 2023. The decrease was due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $6.3 million of expense for the year 2023 representing the activity of NCM LLC prior to deconsolidation on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023.
ESA theater access fees and revenue share. Theater access fees and revenue share decreased $39.2 million, or 47.6%, from $82.3 million in 2022 to $43.1 million in 2023. The decrease was primarily due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $43.1 million of expense for the year 2023 representing the activity of NCM LLC prior to deconsolidation on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023. The decrease was also due to the exclusion of Regal theater access fees following Regal’s termination of the Regal ESA on July 14, 2023.
Selling and marketing costs. Selling and marketing costs decreased $13.2 million, or 30.8%, from $42.8 million in 2022 to $29.6 million in 2023. The decrease was due to the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case, with the $29.6 million of expense for the year 2023 representing the activity of NCM LLC prior to deconsolidation on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023.
Administrative and other costs. Administrative and other costs increased $13.0 million, or 29.3%, from $44.3 million in 2022 to $57.3 million in 2023. The increase is due to costs incurred by NCM LLC through the petition date and subsequent to the Effective Date related to the Chapter 11 Case, as well as, expenses incurred directly by NCM, Inc. related to NCM LLC’s Chapter 11 Case, an increase in NCM, Inc. personnel related costs primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case and an allocation of NCM LLC expenses related to NCM LLC administrative services utilized by NCM, Inc. during the deconsolidated period. These increases were partially offset by the deconsolidation of NCM LLC and exclusion of administrative and other costs incurred from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case.
Depreciation expense. Depreciation expense decreased $3.4 million, or 52.3%, from $6.5 million in 2022 to $3.1 million in 2023. This decrease was primarily due to a $1.9 million decrease in depreciation expense following the fair value adjustments to NCM LLC’s property and equipment upon reconsolidation on August 7, 2023. This decrease was also partially due to a reduction in depreciation expense caused by the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case.
Amortization expense. Amortization expense decreased $2.6 million, or 10.4%, from $25.0 million in 2022, to $22.4 million in 2023. The decrease was primarily based on the increase in amortization expense associated with NCM LLC’s intangible assets based upon the fair value adjustments to NCM LLC’s intangible assets upon reconsolidation on

August 7, 2023. This increase was partially offset by a reduction in amortization expense caused by the deconsolidation of NCM LLC from April 11, 2023 through August 7, 2023 during NCM LLC’s Chapter 11 Case.

Non-operating (income) expense.  Total non-operating income increased $797.1 million, or 1090.4%, from non-operating expense of $73.1 million in 2022 to non-operating income of $724.0 million in 2023.  The following table shows the changes in non-operating income for 2023 and 2022 (in millions):

	Fiscal Year		$ Change	% Change
	2023	2022	2022 to 2023	2022 to 2023
Interest on borrowings	$27.9	$79.7	$(51.8)	(65.0)%
Loss (gain) on modification and retirement of debt, net	0.4	(5.9)	6.3	(106.8)%
Loss on re-measurement of the payable under the tax receivable agreement	9.3	2.2	7.1	322.7%
Gain on sale of asset	(0.3)	(2.2)	1.9	(86.4)%
Gain on deconsolidation of affiliate	(557.7)	—	(557.7)	100.0%
Gain on re-measurement of investment in NCM LLC	(35.5)	—	(35.5)	(86.4)%
Gain on reconsolidation of NCM LLC	(167.8)	—	(167.8)	100.0%
Other non-operating income	(0.3)	(0.7)	0.4	(57.1)%
Total non-operating (income) expense	$(724.0)	$73.1	$(797.1)	(1090.4)%

The increase in non-operating income was primarily due to a $557.7 million gain on deconsolidation of affiliate, a $167.8 million gain on reconsolidation of NCM LLC and a $35.5 million gain on remeasurement of NCM LLC recorded after NCM LLC emerged from bankruptcy and was reconsolidated on August 7, 2023, as well as a $51.8 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC’s emergence from bankruptcy and reconsolidation on August 7, 2023. This was partially offset by a $7.1 million increase in the loss on re-measurement of the payable under the tax receivable agreement primarily due to the net impact of the reconsolidation of NCM LLC and the Regal Termination Agreement and a $6.3 million decrease in loss on modification and retirement of debt, net due to limited activity within 2023 compared to 2022.
Results of Operations - NCM LLC
The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the years ended December 28, 2023 and December 29, 2022 for NCM LLC:

	Years Ended		$ Change	% Change
($ in millions)	Dec. 28, 2023	Dec. 29, 2022	2022 to 2023	2023 to 2022
Revenue	$259.8	$249.2	$10.6	4.3%
Operating expenses:
Advertising operating costs	48.4	27.2	21.2	77.9%
Network costs	8.9	8.4	0.5	6.0%
ESA theater access fees and revenue share	72.7	82.3	(9.6)	(11.7)%
Selling and marketing costs	44.1	42.8	1.3	3.0%
Administrative and other costs	75.9	32.7	43.2	132.1%
Loss on impairment of Regal ESA	125.7	—	125.7	100.0%
Impairment of long-lived assets	8.9	5.8	3.1	53.4%
Administrative fee—managing member	21.7	11.0	10.7	97.3%
Depreciation expense	4.6	6.5	(1.9)	(29.2)%
Amortization expense	29.8	25.0	4.8	19.2%
Total operating expenses	440.7	241.7	199.0	82.3%
Operating (loss) income	$(180.9)	$6.9	$(187.8)	(2721.7)%

Adjusted OIBDA	$52.7	$57.3	$(4.6)	(8.0)%
Adjusted OIBDA margin	20.3%	23.0%	(2.7)%	(2.7)%
Total theater attendance (in millions) (1)	438.9	394.8	44.1	11.2%

(1)Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented.  Refer to Note 6 to the audited Consolidated Financial Statements included elsewhere in this document.
Revenue. Revenue increased $10.6 million, or 4.3%, from $249.2 million for the year ended 2022 to $259.8 million for the year ended 2023.
National advertising revenue increased by $2.9 million, or 1.5%, from $187.2 million in 2022 to $190.1 million in 2023. The increase in national advertising revenue was primarily due to an 8.7% increase in impressions sold and a 11.2% increase in network attendance in 2023, as compared to 2022.
Local and regional advertising revenue increased by $7.6 million, or 17.5%, from $43.5 million in 2022 to $51.1 million in 2023. The increase in local and regional advertising revenue was primarily due to an increase in contract activity and average size within the government, healthcare, travel and education service categories in 2023, as compared to 2022.
National advertising revenue from the ESA Parties’ beverage concessionaire agreements did not change from $18.6 million for 2022 to $18.6 million for 2023. While national advertising revenue from the ESA Parties’ beverage concessionaire agreements increased due to higher ESA Party theater attendance, the increase was fully offset by the discontinuation of beverage concessionaire revenue generated under the Regal ESA subsequent to its termination effective July 14, 2023.
Advertising operating costs. Advertising operating costs increased $21.2 million, or 77.9%, from $27.2 million in 2022 to $48.4 million in 2023. The increase was due primarily to a $20.4 million increase in advertising affiliate and partner expense, primarily related to the prospective reclassification of the fees associated with the Regal Advertising Agreement following its commencement on July 14, 2023. When operating under the Regal ESA, the fees owed to Regal were previously presented within “ESA theater access fees and revenue share”. This increase was also due to a $0.5 million increase in personnel related costs, primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case, and a $0.3 million increase in partner revenue share expense in 2023, as compared to 2022.
Network costs. Network costs increased $0.5 million, or 6.0%, from $8.4 million in 2022 to $8.9 million in 2023. The increase was primarily related to a $0.4 million increase in personnel related costs primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case.
ESA theater access fees and revenue share. Theater access fees and revenue share decreased $9.6 million, or 11.7%, from $82.3 million in 2022 to $72.7 million in 2023. This decrease was primarily due to a $14.7 million decrease caused by Regal’s termination of the Regal ESA on July 14, 2023 and the subsequent discontinuation of Regal’s theater access fees. This decrease was partially offset by a $4.5 million increase in the fees related to the number of active screens and ESA Party theater attendance following an increase in ESA Party screens and attendance, excluding Regal, in 2023, as compared to 2022, as well as a $1.0 million increase in fees due to contractual rate increases in 2023, as compared to 2022.
Selling and marketing costs. Selling and marketing costs increased $1.3 million, or 3.0%, from $42.8 million in 2022 to $44.1 million in 2023. This increase was primarily related to a $2.5 million increase in personnel related costs in 2023, as compared to 2022, driven by an increase in commissions to local and regional sales account directors consistent with the increase in local and regional revenue during 2023, as well as a $0.7 million increase in other selling related expenses in 2023, as compared to 2022 consistent with the increase in revenue. This increase was partially offset by a $1.3 million decrease due to a discontinuation of a sales partnership and a $0.8 million decrease in bad debt expense in 2023, as compared to 2022.
Administrative and other costs. Administrative and other costs increased $43.2 million, or 132.1%, from $32.7 million in 2022 to $75.9 million in 2023. This increase was primarily related to a $44.6 million increase in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding. This was offset partially by a decrease of $0.5 million in recurring advisor fees, a $0.3 million decrease in annual licensing expenses and a $0.3 million decrease in lease costs related to leases modified and terminated in conjunction with the Chapter 11 Case in 2023, as compared to 2022.

Administrative fee—managing member. Administrative fee—managing member increased $10.7 million, or 97.3%, from $11.0 million in 2022 to $21.7 million in 2023. This increase was primarily due to a $6.0 million increase in personnel related costs primarily related to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case, a $3.3 million increase in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding, $0.9 million increase in personnel related costs primarily due to retainers paid to the members of the special and restructuring committees of the Company’s Board of Directors during the Chapter 11 Case, as compared to 2022.
Loss on termination of Regal ESA. Loss on termination of Regal ESA costs increased $125.7 million, or 100.0%, from $0.0 million in 2022 to $125.7 million in 2023. This increase was primarily due to the $141.5 million disposal of the intangible asset related to the Regal ESA. This was partially offset by a $13.0 million gain on Regal’s surrender of ownership in the Company and the $2.9 million in payables forgiven in conjunction with emergence from bankruptcy in conjunction with the Chapter 11 Case.
Impairment of long-lived assets. Impairment of long-lived assets increased $3.1 million, or 53.4%, from $5.8 million in 2022 to $8.9 million in 2023. This increase was primarily due to the $8.9 million write-off of certain long-lived intangible assets in 2023, compared to 2022, with only $5.8 million of write-off of long-lived assets in 2022.
Depreciation expense. Depreciation expense decreased $1.9 million, or 29.2%, from $6.5 million in 2022 to $4.6 million in 2023. This was primarily due to a $1.9 million decrease in depreciation expense based upon the fair value adjustments to NCM LLC’s property and equipment upon reconsolidation with NCM, Inc. on August 7, 2023.
Amortization expense. Amortization expense increased $4.8 million, or 19.2%, from $25.0 million in 2022, to $29.8 million in 2023. The increase was primarily due to a $4.8 million increase in amortization expense of NCM LLC’s intangible assets following the fair value adjustments to NCM LLC’s intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.

Non-GAAP Financial Measures for NCM LLC
Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.
Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles, non-cash share-based payment costs, executive transition costs, advisor fees related to abandoned financing transactions, impairment of long-lived assets, sales force reorganization costs, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Our management use this non-GAAP financial measure to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes this is an important supplemental measure of operating performance because it eliminates items that have less bearing on its operating performance and highlights trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of this measure is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles, non-cash share-based compensation programs, executive transition costs, advisor fees related to abandoned financing transactions, impairment of long-lived assets, sales force reorganization costs, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates.
Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management use this non-GAAP financial measure to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes this is an important supplemental measure of operating performance because it eliminates items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of this measure is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles, non-cash share-based compensation programs, executive transition costs, advisor fees related to abandoned financing transactions, impairment of long-lived assets, sales force reorganization costs, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates.
A limitation of both of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA and Adjusted OIBDA margin have the limitation of not reflecting the effect of the Company’s depreciation, amortization of intangibles, non-cash share-based payment costs, executive transition costs, advisor fees related to abandoned financing transactions, impairments of long-lived assets, sales force reorganization costs, termination of the Regal ESA and advisor fees related to involvement in the Cineworld Proceeding or Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted OIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s Revolving Credit Facility 2023.
The following table reconciles operating income to Adjusted OIBDA for NCM LLC for the periods presented (dollars in millions):

	Years Ended
	Dec. 28, 2023	Dec. 29, 2022	Dec. 30, 2021	Dec. 31, 2020	Dec. 26, 2019
Operating (loss) income	$(180.9)	$6.9	$(68.6)	$(61.0)	$161.3
Depreciation expense	4.6	6.5	10.9	13.1	13.6
Amortization expense	29.8	25.0	24.7	24.6	26.7
Share-based compensation costs (1)	5.5	7.1	8.1	2.2	5.5
Advisor fees related to abandoned financing transactions (2)	—	0.5	0.1	—	—
Executive transition costs (3)	—	—	0.1	—	0.4
Impairment of long-lived assets (4)	8.9	5.8	—	1.7	—
Sales force reorganization costs (5)	—	0.4	—	—	—
Loss on termination of Regal ESA, net (6)	125.6	—	—	—	—
Advisor fees related to the Cineworld Proceeding (7)	59.2	5.1	—	—	—
Adjusted OIBDA	$52.7	$57.3	$(24.7)	$(19.4)	$207.5
Total revenue	$259.8	$249.2	$114.6	$90.4	$444.8
Adjusted OIBDA margin	20.3%	23.0%	(21.6)%	(21.5)%	46.7%

(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying Consolidated Financial Statements.
(2)These fees relate to advisor and legal costs incurred for advice pertaining to an alternative debt transaction that was abandoned in the fourth quarter of 2021 and an alternative equity transaction that was abandoned in the fourth quarter of 2022.
(3)Executive transition costs represent costs associated with the search for the Company’s new CFO during the third quarter of 2021 and the search for the company’s CEO in 2019.
(4)The impairment of long-lived assets primarily relates to the write down of certain intangible assets related to a purchased affiliate and internally developed software and leasehold improvements no longer in use.
(5)Sales force reorganization costs represents redundancy costs associated with changes to the Company’s sales force implemented during the first quarter of 2022.
(6)The net impact of Regal’s termination of the ESA resulting from the disposal of the intangible asset partially offset by the surrender of Regal’s ownership in the Company and the forgiveness of prepetition claims.
(7)Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals during the year ended December 28, 2023, as well as retention related expenses and retainers to the members of the special and restructuring committees of the Company’s Board of Directors.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2023 and 2022, Cinemark and Regal, prior to its termination of the ESA, purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year. As of July 14, 2023, the effective date of the Regal Advertising Agreement, the Company no longer receives ESA beverage revenue from Regal.
Theater Access Fees—In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with an increase occurring in the current year and the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark receives and Regal previously received an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027. As of July 14, 2023, Regal rejected and terminated the Regal ESA and the Regal Advertising Agreement became effective. The payments under the Regal Advertising Agreement are based on the attendance at Regal’s theaters and the revenue generated by the Company through advertising displayed in Regal’s theaters and recorded within “Advertising operating costs” in the Consolidated Statement of Operations.
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest or principal payments on our Revolving Credit Facility 2023, income tax payments, TRA payments, available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark and AMC in the event the ESA Parties hold NCM LLC membership units and amount of dividends to NCM, Inc.’s common stockholders.
On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the revolver is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023, as of December 28, 2023.
A summary of our financial liquidity is as follows (in millions):

	Years Ended		$ Change
	December 28, 2023	December 29, 2022	2022 to 2023
Cash, cash equivalents and marketable securities (1)	$34.6	$62.7	$(28.1)
NCM LLC’s Revolving Credit Facility 2023 availability (2)	44.4	—	44.4
NCM LLC’s revolver credit facility availability (3)	—	7.2	(7.2)
Total liquidity	$79.0	$69.9	$9.1

(1)Included in cash and cash equivalents as of December 28, 2023 and December 29, 2022 there was $31.9 million and $59.4 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.
(2)NCM LLC’s total capacity under the Revolving Credit Facility 2023, which is subject to fluctuations in the underlying assets, is $55.0 million as of December 28, 2023. As of December 28, 2023, the amount available under the NCM LLC Revolving Credit Facility 2023 in the table above is net of the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million and the outstanding letters of credit of $0.6 million.
(3)The revolving credit facility portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the previous senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the previous revolving credit facility pursuant to the Credit Agreement, dated as of June 20, 2018 among NCM LLC as borrower, JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto (the “Credit Agreement 2018”) was $175.0 million as of December 29, 2022 and NCM LLC’s total capacity under the previous revolving credit facility pursuant to the revolving credit agreement, dated as of January 5, 2022, among NCM LLC as borrower, Wilmington Savings Fund Society, FSB in its capacity as administrative agent, and the lenders party thereto (the “Revolving Credit Agreement 2022”) was $50.0 million as of December 29, 2022. As of December 29, 2022, the amount available under the NCM LLC revolving credit facilities pursuant to the Credit Agreement 2018 and the Revolving Credit Agreement 2022 in the table above was net of the amount outstanding under the revolving credit facilities of $217.0 million and outstanding letters of credit of $0.8 million. These facilities were terminated on August 7, 2023 in conjunction with the Chapter 11 Case.
We have generated and used cash as follows (in millions):

	Years Ended
	2023	2022
Operating cash flow	$(6.7)	$(47.3)
Investing cash flow	$32.6	$(0.4)
Financing cash flow	$(52.1)	$10.3

Cash Flows – Fiscal Years 2023 and 2022
Operating Activities. The $40.6 million decrease in cash used in operating activities for the year ended December 28, 2023, as compared to the year ended December 29, 2022, was primarily due to 1) a $76.3 million increase in account receivable collections primarily due to higher revenue of NCM LLC during the year ended December 28, 2023, as compared to the year ended December 29, 2022, 2) a $2.2 million increase in integration and other encumbered theaters payments received in 2023 due to higher revenue in the fourth quarter of 2022, paid in the first quarter of 2023, as compared to the fourth quarter of 2021 and 3) a $0.4 million decrease in the change of other assets due primarily to the change in NCM LLC’s account balances between deconsolidation on April 11, 2023 and reconsolidation on August 7, 2023. The increases in cash provided by operating activities were partially offset by 1) a $16.9 million increase in payments of accounts payable and accrued expenses primarily due to NCM LLC’s emergence from bankruptcy in 2023, as well as, the change in NCM LLC’s account balances between deconsolidation on April 11, 2023 and reconsolidation on August 7, 2023, 2) an $11.0 million decrease in prepaid expenses primarily due to NCM LLC’s emergence from bankruptcy in 2023, 3) a $5.2 million increase in amounts paid to the ESA Parties, net due to NCM LLC’s emergence from bankruptcy and the prospective reclassification of the Regal related payments during 2023 and 4) a $3.7 million increase in net loss adjusted for non-cash items during the year ended December 28, 2023, as compared to the year ended December 29, 2022.
Investing Activities. The $33.0 million increase in cash provided by investing activities for the year ended December 28, 2023, as compared to the year ended December 29, 2022, was primarily due to a $49.5 million addition of cash, cash equivalents and restricted cash due to the reconsolidation of NCM LLC in the third quarter of 2023 and a $0.7 million increase in proceeds from sale and maturities of marketable securities. The increases in cash provided were partially offset by a $15.5 million contribution provided upon the reconsolidation of NCM LLC and a $1.9 million decrease in proceeds from the sale of assets in the year ended December 28, 2023, as compared to the year ended December 29, 2022.
Financing Activities. The $62.4 million increase in cash used by financing activities for the year ended December 28, 2023, as compared to the year ended December 29, 2022, was primarily due to the issuance of the $50.0 million Revolving Credit Facility 2022 in the first quarter of 2022 with no issuance in 2023, as well as, the $49.6 million removal of cash, cash equivalents and restricted cash due to the deconsolidation of NCM LLC in the second quarter of 2023. These increases in cash used were partially offset by a $19.8 million decrease in the purchases of NCM LLC’s 5.875% Senior Secured Notes due 2028 as there were no purchases made in 2023, a $9.0 million decrease in dividend payments following the suspension of the dividend in the third quarter of 2022, a $5.8 million decrease in payments of debt issuance costs due to limited refinancing activity in the year ended December 28, 2023, as compared to the year ended December 29, 2022, and a $2.4 million decrease in repayment of the term loan facility due to the discharge of NCM LLC’s historical debt through its Chapter 11 Case during the year ended December 28, 2023.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of December 28, 2023 were $37.6 million (including $34.9 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its Revolving Credit Facility 2023 and cash on hand. NCM LLC drew down $10.0 million of its Revolving Credit Facility 2023 immediately upon emergence from bankruptcy on August 7, 2023. The $34.9 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members (only NCM, Inc. as of December 28, 2023). The other members are only able to receive available cash when they hold units. The available cash distribution to the members of NCM LLC for the three months ended December 28, 2023 was calculated as approximately $30.3 million, due entirely to NCM, Inc, as the sole holder of NCM LLC units as of December 28, 2023. The available cash distribution to the members of NCM LLC for the combined three months ended March 31, 2023, three months ended June 29, 2023 and three months ended September 28, 2023 was calculated as approximately negative $50.6 million, of which NCM, Inc.'s share is approximately negative $50.6 million. Further there was $20.6 million and $93.7 million of negative available cash generated during the years ended December 29, 2022 and December 30, 2021, respectively. Regal’s portion of the negative available cash generated was extinguished as part of the Termination Agreement. Pursuant to the NCM LLC Operating Agreement, there were no available cash distributions made for the first, second or third quarter of 2023. The available cash distribution related to the fourth quarter of 2023 is due to NCM, Inc. in the first quarter of 2024. NCM, Inc. has the option to defer payment at its discretion. Negative available cash distributions for the years of 2022 and 2021 are expected to be netted in accordance with the NCM LLC Operating Agreement against future positive available cash distributions.
NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Revolving Credit Facility 2023) to fund payments associated with the TRA, stock repurchases and future dividends as declared by the Board of Directors. The Company does not expect to make a TRA payment in 2024 for the 2023 tax year and did not make a TRA payment in 2023 for the 2022 tax year. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock buybacks or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, it is the Company’s intention to distribute substantially all its free cash flow to stockholders through dividends. The declaration, payment, timing and amount of any future dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.
Capital Expenditures
Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for our Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to our network. Capital expenditures in 2023 were $5.3 million (including $2.0 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $1.5 million associated with digital product development; $1.3 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements and $0.3 million associated with network affiliate additions) compared to $4.2 million for the 2022 period (including $1.9 million associated with digital product development; $0.9 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $0.4 million associated with network affiliate additions and $0.1 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements). The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within the ESA Parties’ theaters have been made by the ESA Parties under the ESAs. We expect they will continue to be made by the ESA Parties in accordance with the ESAs.

We expect to make approximately $6.0 million to $7.0 million of capital expenditures in fiscal 2024. We expect approximately $3.2 million of capital expenditures related to upgrades to our Digital Content Software distribution and content management software and our other internal management systems, including our cinema advertising management system, reporting systems, network equipment related to currently contracted network affiliate theaters, server and storage upgrades and software licensing, $ 1.5 million towards network affiliate additions, $1.5 million towards digital products and data sets and $0.2 million towards leasehold improvements. Our capital expenditures may increase as we add additional network affiliates. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.
Financings
On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations, and is secured by a lien on substantially all of assets of NCM LLC. The maximum availability NCM LLC has access to under the Revolving Credit Facility 2023 is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving credit facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023, as of December 28, 2023. The Revolving Credit Facility 2023 also contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of December 28, 2023, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of December 28, 2023 was 9.20%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.
The Revolving Credit Facility 2023 contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 28, 2023, including maintaining a fixed charge coverage ratio in excess of 1.1:1.00 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC is permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default has occurred and continues to occur. Dividend payments and other distributions are made if the fixed charge coverage ratio is in excess of 1.1:1.0 and availability, after the distribution, is in compliance with the availability thresholds.
There are no borrower distribution restrictions as long as NCM LLC’s fixed coverage ratio is 1.1:1.0, NCM LLC maintains availability under the availability thresholds and NCM LLC is in compliance with its debt covenants. If there are borrower distribution restrictions on the payments, NCM LLC may not declare or pay any dividends, or make any payments on account of NCM LLC or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of a management services agreement, between NCM, Inc. and NCM LLC, in exchange for NCM, Inc. providing specified management services to NCM LLC. NCM LLC can also make payments pursuant to the Common Unit Adjustment Agreement and Tax Receivable Agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.
As of December 28, 2023, the NCM LLC’s fixed charge coverage ratio was 54.2:1.0 (versus the required ratio of 1.1:1.0) and had availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million). As of December 28, 2023, NCM LLC was in compliance with the financial covenants of the Revolving Credit Facility 2023 described above.
As of December 28, 2023, the weighted average remaining maturity was 2.6 years. As of December 28, 2023, 100% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
Critical Accounting Estimates and Policies

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
Reconsolidation of NCM LLC
The Company accounted for the reconsolidation of NCM LLC using the acquisition method of accounting. The acquisition method requires the Company to make significant estimates and assumptions, especially at the acquisition date as the Company allocates the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. The Company also uses our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. These best estimates and assumptions are inherently uncertain as they pertain to forward looking views of the Company’s businesses, client behavior and market conditions. See Note 5—Reconsolidation of NCM LLC for further information on the valuation methods and the results of applying the acquisition method of accounting, including the estimated fair values of the assets acquired and liabilities assumed, and, where relevant, the estimated remaining useful lives.
Valuation of Intangible Assets
In accordance with ASC 360—Property, Plant and Equipment, we evaluate intangible assets and other long-lived assets for impairment whenever a triggering event occurs indicating that they may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized equal to the difference between the carrying amount and the fair value of the asset group. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. In order to develop future undiscounted net cash flows, we utilize estimates and assumptions based on historical data and consideration of future market conditions while incorporating management’s expectations as of the balance sheet date. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in impairment charges.
Income Taxes
Nature of Estimates Required.  We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020 and 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. Given the additional pre-tax book losses in 2022, the Company continues to have a valuation allowance in the amount of $146.0 million against the deferred tax asset as of December 28, 2023. As we do expect to generate pre-tax book income following the complete recovery from the lingering impacts of the COVID-19 Pandemic and Chapter 11 Case, we have recorded an impact from the Net Business Interest Expense Limitation IRC § 163(j) on our payable to ESA Parties under the TRA.

In addition, due to the basis differences resulting from our IPO-related transactions (including the TRA with the ESA Parties) and subsequent adjustments pursuant to the Common Unit Adjustment Agreement, we are required to make cash payments under the TRA to the ESA Parties in amounts equal to 90% of our actual tax benefit realized from the tax amortization of the basis difference for certain deferred assets noted above. Following the increase in the valuation allowance as of December 31, 2020, the Company recorded a corresponding $151.9 million reduction to the “Payable to ESA Parties under the tax receivable agreement” equal to the portion of the payable related to 90% of the amortization of the expected benefits from the realization of the deferred tax assets deemed not more-likely-than-not to be realized as of December 31, 2020. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse, resulting in an inverse impact to the payable to ESA Parties under the tax receivable agreement which would increase to reflect future payments to the ESA Parties at that time. The requirements of the TRA, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements.  Management performs thorough analysis of the estimate each quarter and upon new information or conditions will refine its estimate. If we were to fail to meet certain of the requirements of the TRA, we could be subject to additional payments to taxing authorities or to the ESA Parties. We recognize the tax benefit from an uncertain tax position only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the audited Consolidated Financial Statements from such a position are measured as the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
For fiscal 2023, our provision for income taxes was $0.0 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.
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
The primary market risk to which we are exposed is interest rate risk. On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023. The maximum capacity that NCM LLC has access to under the Revolving Credit Facility 2023 is $55.0 million. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50.0% of revolving commitments are utilized or (ii) 4.50% if 50.0% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination).
As of December 28, 2023, the interest rate risk that we are exposed to is related to our $10.0 million draw upon the Company’s Revolving Credit Facility 2023. A 100 basis point fluctuation in market interest rates underlying the Revolving Credit Facility 2023 would have the effect of increasing or decreasing our interest expense by approximately $0.1 million for an annual period on the $10.0 million outstanding as of December 28, 2023.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of National CineMedia, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of National CineMedia, Inc. and subsidiaries (the "Company") as of December 28, 2023 and December 29, 2022, the related consolidated statements of operations, equity/(deficit), and cash flows, for each of the two years in the period ended December 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2023 and December 29, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income Taxes – Tax Receivable Agreement — Refer to Notes 1, 7 and 9 to the Consolidated Financial Statements
Critical Audit Matter Description
The Company and the ESA Parties entered into the Tax Receivable Agreement (“TRA”) at the time of the Company’s initial public offering (“IPO”). Under the terms of this agreement, the Company will make cash payments to the ESA Parties in amounts equal to 90% of the Company’s actual tax benefit realized primarily from the tax amortization of the intangible assets described below, which is recorded as a deferred tax asset. For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing the Company’s actual income and franchise tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase in the Company’s proportionate share of tax basis in National CineMedia, LLC’s (“NCM LLC”) tangible and intangible assets had the Company not entered into the TRA. The TRA applies to the Company’s taxable years up to and including the 30th anniversary of the IPO. During the fiscal year ended December 28, 2023, the Company paid the ESA Parties $0.0 million for the 2022 tax year. In addition, changes in the deferred tax rate and in the Company’s realization assessment of its deferred tax assets, and therefore changes to future amounts probable to be paid under the TRA led to a re-measurement of the payable, resulting in an increase of $24.2 million during the fiscal year. At December 28, 2023, the Company’s payable under the TRA was $59.8 million; of which $0.0 million is presented as a component of current liabilities and $59.8 million is presented as a component of non-current liabilities.

We identified the computation of adjustments to the payable under the TRA as a critical audit matter because of the complex calculations required to arrive at the correct tax basis upon which to calculate the corresponding payable under the TRA and deferred tax asset adjustments. This involved complexity in applying the tax law, and calculations of (a) incremental amortizable step-up in tax basis, (b) the iterative impact of the computation of adjustments to the payable under the TRA to owners and (c) the overall payable under the TRA. The amount of the payable under the TRA, as well as the timing of such payments, is dependent upon a number of complex items including: (i) the tax basis in the units of NCM LLC being issued as part of a common unit adjustment or exchanged for common stock of the Company, (ii) the allocation of the tax basis step up to the applicable assets, (iii) the amount and timing of taxable income the Company generates in future periods until the payable under the TRA is settled, (iv) the portion of the Company’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis and (v) the amount and timing of tax attribute utilization on a with and without basis in accordance with the TRA.

How the Critical Audit Matter Was Addressed in the Audit
With the assistance of our income tax specialists, our audit procedures related to the computation of adjustments to the payable under the TRA included the following procedures, among others:
•We read the individual TRA and Exhibitor Services Agreements to compare the terms in each agreement for consistency with the mathematical model used by management to calculate the adjustments to the payable under the TRA and deferred tax asset.
•We evaluated management’s computation of adjustments to the year-end balance of the payable under the TRA amount by recalculating the payable under the TRA at the end of the year, taking into account the various unit exchanges occurring during the year as well as the additions in the payable under the TRA for each Common Unit Adjustment, termination of the Regal Exhibitor Service Agreement, and bankruptcy emergence, among others.
•We analyzed the impact of any taxable income limitations on the payable under the TRA.
•We prepared our own model to independently recompute the payable under the TRA and compare to the recorded balance.
•We reconciled realization of tax payments and deductions to the payable under the TRA.
Reconsolidation of National CineMedia, LLC — Refer to Notes 1 and 5 to the Consolidated Financial Statements

Critical Audit Matter Description

On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Code in the Bankruptcy Court. During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023. Upon emergence from bankruptcy, the Company regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of secured debt claims to receive NCM, Inc. common stock in lieu of NCM LLC common units. Therefore, NCM LLC was reconsolidated into the Company’s financial statements prospectively as of August 7, 2023. The Company accounted for the reconsolidation of NCM LLC as a business combination using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of reconsolidation, including exhibitor service agreements of $250.0 million and network affiliate agreements of $75.0 million. Management estimated the fair values of the exhibitor service agreements and network affiliate agreements using the multi-period excess earnings method. The fair value determination of the exhibitor service agreements and network affiliate agreements requires management to make significant estimates and assumptions to determine forecasted cash flows, including those related to future revenue growth rates and the weighted average cost of capital.

As such, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our auditing procedures related to the future revenue growth rates and the weighted average cost of capital included the following, among others:

•We obtained an understanding of management’s key assumptions in developing the forecasted revenue.

•We evaluated management’s ability to accurately forecast revenue growth rates by comparing actual results to management’s historical forecasts.
•We assessed the reasonableness of management’s forecast of future revenue growth rates by comparing projections to historical results, macroeconomic data, industry data, analyst reports, and certain of its peer companies.
•We evaluated whether the forecast of future revenue growth rates was consistent with projections used by the Company in other areas of the audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s long-term revenue growth rate by analyzing inflation, economic, and industry growth statistics.
•With the assistance of our fair value specialists, we evaluated the reasonableness of management’s weighted average cost of capital by:
◦Testing the source information underlying the determination of the weighted average cost of capital and testing the mathematical accuracy of the calculation.
◦Developing a range of independent estimates and comparing those to the weighted average cost of capital selected by management.

/s/ Deloitte & Touche LLP

Denver, Colorado
March 18, 2024

We have served as the Company's auditor since 2006.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)

	December 28, 2023	December 29, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34.6	$61.7
Restricted cash	3.0	2.1
Short-term marketable securities	—	0.7
Receivables, net of allowance of $1.4 and $1.7, respectively	96.6	92.0
Prepaid expenses and other current assets	9.6	7.9
Total current assets	143.8	164.4
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $1.6 and $54.8, respectively	15.8	13.0
Intangible assets, net of accumulated amortization of $15.0 and $270.2, respectively	394.3	586.7
Other investments	0.7	0.9
Long-term marketable securities	—	0.3
Debt issuance costs, net	2.2	3.3
Other assets	10.9	23.8
Total non-current assets	423.9	628.0
TOTAL ASSETS	$567.7	$792.4
LIABILITIES AND EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Amounts due to ESA Parties, net (related party payables of $0.0 and $15.2, respectively)	$6.6	$18.2
Payable under the TRA (related party payables of $0.0 and $0.2, respectively)	—	0.3
Accrued expenses	1.6	17.8
Accrued payroll and related expenses	17.7	8.3
Accounts payable	21.7	25.0
Deferred revenue	9.8	10.2
Short-term debt, net of debt issuance costs of $0.0 and $7.9, respectively	—	1,121.1
Other current liabilities	1.0	2.2
Total current liabilities	58.4	1,203.1
NON-CURRENT LIABILITIES:
Long-term debt	10.0	—
Payable under the TRA (related party payables of $0.0 and $25.5, respectively)	59.8	35.3
Other liabilities	5.0	18.0
Total non-current liabilities	74.8	53.3
Total liabilities	133.2	1,256.4
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY/(DEFICIT):
NCM, Inc. Stockholders’ Equity/(Deficit):
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 and 0 issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 96,837,039 and 12,840,264 issued and outstanding, respectively	2.6	1.3
Additional paid in capital (deficit)	115.3	(146.2)
Retained earnings (distributions in excess of earnings)	316.6	(370.4)
Total NCM, Inc. stockholders’ equity/(deficit)	434.5	(515.3)
Noncontrolling interests	—	51.3
Total equity/(deficit)	434.5	(464.0)
TOTAL LIABILITIES AND EQUITY/(DEFICIT)	$567.7	$792.4
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)

	Years Ended
	December 28, 2023	December 29, 2022
Revenue (including revenue from related parties of $14.2 and $14.4, respectively)	$165.2	$249.2
OPERATING EXPENSES:
Advertising operating costs	30.7	27.2
Network costs	6.3	8.4
ESA theater access fees and revenue share (including fees to related parties of $16.5 and $59.4, respectively)	43.1	82.3
Selling and marketing costs	29.6	42.8
Administrative and other costs	57.3	44.3
Impairment of long-lived assets	—	5.8
Depreciation expense	3.1	6.5
Amortization expense	22.4	25.0
Total	192.5	242.3
OPERATING (LOSS) INCOME	(27.3)	6.9
NON-OPERATING (INCOME) EXPENSES:
Interest on borrowings	27.9	79.7
Loss (gain) on modification and retirement of debt, net	0.4	(5.9)
Loss on re-measurement of the payable under the tax receivable agreement	9.3	2.2
Gain on sale of asset	(0.3)	(2.2)
Gain on deconsolidation of affiliate	(557.7)	—
Gain on re-measurement of investment in NCM LLC	(35.5)	—
Gain on reconsolidation of NCM LLC	(167.8)	—
Other non-operating income, net	(0.3)	(0.7)
Total	(724.0)	73.1
INCOME (LOSS) BEFORE INCOME TAXES	696.7	(66.2)
Income tax expense	—	—
CONSOLIDATED NET INCOME (LOSS)	696.7	(66.2)
Less: Net loss attributable to noncontrolling interests	(8.5)	(37.5)
NET INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	705.2	(28.7)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO NCM, INC.	$705.2	$(28.7)

NET INCOME (LOSS) PER NCM, INC. COMMON SHARE:
Basic	$14.73	$(3.50)
Diluted	$14.34	$(3.50)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	47,882,944	8,196,801
Diluted	48,574,583	8,196,801

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)
(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital (Deficit)	Retained Earnings (Distributions in Excess of Earnings)	Noncontrolling Interest
	Consolidated	Shares	Amount	Shares	Amount
Balance—December 30, 2021	$(383.5)	8,062,689	$0.8	—	$—	$(195.5)	$(332.0)	$143.2
Distributions to ESA Parties	(4.9)	—	—	—	—	—	—	(4.9)
NCM LLC equity issued for purchase of intangible asset	10.4	—	—	—	—	4.9	—	5.5
Income tax and other impacts of NCM LLC ownership changes	(17.3)	—	—	—	—	39.8	—	(57.1)
Issuance of shares	12.4	4,663,845	0.4	—	—	12.0	—	—
NCM, Inc. investment in NCM LLC	(12.4)	—	—	—	—	(12.4)	—	—
Comprehensive loss, net of tax	(66.2)	—	—	—	—	—	(28.7)	(37.5)
Share-based compensation issued, net of tax	(0.1)	113,730	0.1	—	—	(0.2)	—	—
Share-based compensation expense/ capitalized	7.3	—	—	—	—	5.2	—	2.1
Cash dividends declared $0.11 per share	(9.7)	—	—	—	—	—	(9.7)	—
Balance—December 29, 2022	$(464.0)	12,840,264	$1.3	—	$—	$(146.2)	$(370.4)	$51.3
Deconsolidation of affiliate	(33.4)	—	—	—	—	(15.3)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(9.5)	—	—	—	—	33.6	(0.1)	(43.0)
Issuance of shares	242.5	83,722,159	1.2	50.0	—	241.3	—	—
NCM LLC common membership unit redemption	(2.6)	—	—	—	—	(2.6)	—	—
Comprehensive income, net of tax	696.7	—	—	—	—	—	705.2	(8.5)
Share-based compensation issued, net of tax	0.1	274,616	0.1	—	—	—	—	—
Share-based compensation expense/ capitalized	4.7	—	—	—	—	4.5	—	0.2
Balance—December 28, 2023	$434.5	96,837,039	$2.6	50.0	$—	$115.3	$316.6	$—

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 28, 2023	December 29, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$696.7	$(66.2)
Adjustments to reconcile consolidated net income (loss) to net cash used in operating activities:
Depreciation expense	3.1	6.5
Amortization expense	22.4	25.0
Non-cash share-based compensation	4.5	7.1
Impairment of long-lived assets	—	5.8
Bad-debt expense	—	1.0
Amortization of debt issuance costs	3.4	8.9
Loss (gain) on modification and retirement of debt, net	0.4	(5.9)
Non-cash loss on re-measurement of the payable under the TRA	9.3	2.2
Gain on sale of asset	(0.3)	(2.2)
Gain on deconsolidation of affiliate	(557.7)	—
Gain on re-measurement of NCM LLC	(35.5)	—
Gain on reconsolidation of NCM LLC	(167.8)	—
Other	(0.4)	(0.4)
ESA Party integration and encumbered theater payments (including payments from related parties of $0.0 and $0.0, respectively)	5.0	2.8
Other cash flows from operating activities, net	(0.8)	0.1
Changes in operating assets and liabilities:
Receivables, net	36.3	(40.0)
Accounts payable and accrued expenses	(2.7)	14.2
Amounts due to ESA Parties, net	(4.2)	1.0
Deferred revenue	(5.4)	(4.8)
Prepaid expenses	(11.0)	—
Other, net	(2.0)	(2.4)
Net cash used in operating activities	(6.7)	(47.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.3)	(2.9)
Cash contributed in reconsolidation	(15.5)	—
Cash, cash equivalents and restricted cash reconsolidated	49.5	—
Proceeds from sale and maturities of marketable securities	1.0	0.3
Proceeds from sale of asset	0.3	2.2
Proceeds received from equity method investment	0.6	—
Net cash provided by investing activities	32.6	(0.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.5)	(9.5)
Issuance of revolving credit facility	—	50.0
Repayments of term loan facility	(0.8)	(3.2)
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	(49.6)	—
Repayment Notes due 2028	—	(19.8)
Payment of debt issuance costs	(1.2)	(7.0)
Repurchase of stock for restricted stock tax withholding	—	(0.2)
Net cash used in financing activities	(52.1)	10.3
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(26.2)	(37.4)
Cash, cash equivalents and restricted cash at beginning of period	63.8	101.2
Cash, cash equivalents and restricted cash at end of period	$37.6	$63.8
Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)

	Years Ended
	December 28, 2023	December 29, 2022
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$—	$10.4
Accrued distributions to ESA Parties (including accrued payments due to related parties of $0.0 and $4.9, respectively)	$—	$4.9
Issuance of shares upon the reconsolidation of NCM LLC	$245.3	$—
Fair value of NCM LLC net assets reconsolidated, net of cash	$433.8	$—
Purchase of subsidiary equity with NCM, Inc. equity	$2.6	$12.4
Accrued purchases of property and equipment	$0.8	$0.8
Dividends declared not requiring cash in the period	$—	$0.7
Supplemental disclosure of cash flow information:
Cash paid for interest	$12.5	$66.5
Cash payments for income taxes	$—	$0.1

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NCM, Inc. was incorporated in Delaware as a holding company formed with the purpose of becoming a member and sole manager of NCM LLC, a limited liability company owned by NCM, Inc. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.  NCM, Inc. has no business operations or material assets other than its cash and ownership interest of 100.0% of the common membership units in NCM LLC as of December 28, 2023.
The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the ESA Parties and certain third-party network affiliates, under long-term network affiliate agreements. As of December 28, 2023, the weighted average remaining term of the ESAs is approximately 12.2 years. The network affiliate agreements expire at various dates between March 24, 2024 and July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.9 years as of December 28, 2023.
In December 2022, AMC and Regal each redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% as of December 29, 2022. On February 23, 2023 and March 23, 2023, Cinemark redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock reducing Cinemark’s ownership interest in NCM LLC to 0.0% as of December 28, 2023. NCM, Inc.’s primary source of cash flow from operations is distributions from NCM LLC pursuant to the NCM LLC Operating Agreement. NCM, Inc. also receives management fees pursuant to a management services agreement with NCM LLC in exchange for providing specified management services to NCM LLC.
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
Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include those related to the reserve for uncollectible accounts receivable, share-based compensation, income taxes, intangible assets and the valuation of NCM LLC upon deconsolidation and reconsolidation. Actual results could differ from those estimates.
Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC—On April 11, 2023, NCM LLC filed a voluntary petition for reorganization with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code in the Bankruptcy Code in the Bankruptcy Court (the “Chapter 11 Case”). During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023. NCM LLC does not have a readily determinable fair value. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and the estimation of the enterprise value of NCM LLC utilizing a combination of a market approach and income approach. The market approach relied upon a comparison with guideline public companies and entails selecting relevant financial information of the subject company and capitalizing those amounts using valuation multiples that are based on empirical market observation. The income approach relied upon an analysis of NCM LLC’s projected economic earnings discounted to present value. Significant assumptions utilized within these analyses include the weighted average cost of capital and NCM LLC’s forecasted cash flows.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and was therefore reconsolidated into the Company’s financial statements prospectively as of August 7, 2023 akin to an acquisition under ASC 805 – Business Combinations. The acquisition method requires the Company to make significant estimates and assumptions, especially at the acquisition date as the Company allocates the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. The Company also uses our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. All balances within the Company’s financial statements reflect NCM LLC activity only for the periods while consolidated, December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023.
Significant Accounting Policies
Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2022 contained 52 weeks and 2023 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 28, 2023	2023
December 29, 2022	2022
Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, through NCM’s digital gaming products, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.
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
ESA theater access fees and revenue share—This balance consists of payments to the ESA Parties in return for the rights to advertise in their theaters comprised of a payment per theater attendee, a payment for post-showtime advertising, a payment per digital screen and a payment per digital cinema projector equipped in the theaters, all of which escalate over time, and revenue share for the Platinum Spot, when sold.
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
Administrative and other costs—This balance consists of personnel costs for the Company’s executives as well as administrative functions including legal, information technology and accounting, lease expense for the Company’s headquarters, legal and professional fees, cloud computing costs for the Company’s cinema advertising management system and repairs and maintenance costs.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restricted Cash— The Company’s restricted cash balance was $3.0 million and $2.1 million for the years ended December 28, 2023 and December 29, 2022, respectively. The balance as of December 28, 2023 is related to unsettled, agreed upon payments to NCM LLC’s unsecured creditors within the escrow accounts and “Accounts payable” on the audited Consolidated Balance Sheet. The balance as of December 29, 2022 related to fees due to Regal in accordance with the ESA which were held in escrow in conjunction with the Cineworld Proceeding.
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
Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable, and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible. The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of December 28, 2023. As of December 29, 2022 there was one advertising agency group through which the Company sources national advertising revenue that accounted for 13.0% of the Company’s outstanding gross receivable balance. During the years ended December 28, 2023 and December 29, 2022, the Company had one customer that accounted for 11.2% and 12.9%, respectively, of the Company's revenue.
Receivables consisted of the following (in millions):

	As of
	December 28, 2023	December 29, 2022
Trade accounts	$98.0	$93.1
Other	—	0.6
Less: Allowance for doubtful accounts	(1.4)	(1.7)
Total	$96.6	$92.0
Long-lived Assets—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the ESA Party theaters is owned by the ESA Parties, while the equipment associated with network affiliate theaters is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance, and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation using the straight-line method over the following estimated useful lives:

Equipment	4-10 years
Computer hardware and software	3-5 years
Leasehold improvements	Lesser of lease term or asset life
Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs.  The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s cinema advertising management system, digital products, digital network distribution system (DCS), enterprise resource planning system and website development costs, which are included in equipment, and are depreciated over three to ten years. As of December 28, 2023 and December 29, 2022, the Company had a net book value of $11.1 million and $7.4 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $1.8 million and $3.8 million for the years ended December 28, 2023 and December 29, 2022, respectively. The subtopics also require the capitalization of certain implementation costs related to qualifying Cloud

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Computing Arrangements (“CCAs”) upon adoption of ASU 2018-15— Intangibles - Goodwill and Other - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract as of September 28, 2018. As of December 28, 2023 and December 29, 2022 the Company had a net book value of $4.5 million and $3.7 million of capitalized implementation costs for CCAs, respectively, recorded within “Other assets” in the Consolidated Balance Sheets. These costs primarily relate to the Company's hosted cinema advertising management system which was implemented in January 2021. Depreciation expense related to capitalized implementation costs for CCAs was approximately $0.5 million and $0.4 million for the years ended December 28, 2023 and December 29, 2022, respectively. These costs are amortized to “Administrative and other costs” within the audited Consolidated Statements of Operations over the life of the hosting arrangement beginning at implementation. For the years ended December 28, 2023 and December 29, 2022, the Company recorded $3.0 million and $4.6 million in research and development expense, respectively.
The Company assesses impairment of long-lived assets pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company recorded losses of $0.0 million and $5.8 million related to the write-off of certain internally developed software during the years ended December 28, 2023 and December 29, 2022, respectively, which has been included within “Impairment of long-lived assets” within the respective audited Consolidated Statements of Operations.
Intangible Assets—The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023 as further described within Note 5—Reconsolidation of NCM LLC, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of the intangibles, corresponding to the expected term of the ESAs, the average renewable term of the contracts with the network affiliates and industry standard lives for customer relationships and trademarks. Intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. In its impairment testing, the Company estimates the fair value of the intangible asset by determining the estimated future cash flows associated with the ESAs, network affiliate agreements and trademarks or the estimated replacement cost of the customer relationships. If after determining that gross cash flows are insufficient to recover the asset, the estimated fair value is less than the carrying value, the intangible asset is written down to its estimated fair value. Significant judgment is involved in estimating long-term cash flow forecasts and replacement costs.
Amounts Due to/from ESA Parties—Amounts due to/from ESA Parties include amounts due for the theater access fees and revenue share, offset by a receivable for advertising time purchased by the ESA Parties on behalf of their beverage concessionaire, plus any amounts outstanding under other contractually obligated payments. Payments to or received from the ESA Parties against outstanding balances are made monthly. Available cash distributions are made quarterly contingent upon the ESA Parties’ ownership of NCM LLC membership units, the Company's compliance with the covenants outlined within the 2023 Revolving Credit Facility and in accordance with the NCM LLC Operating Agreement.

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
The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Only the portion of deferred income tax assets deemed more likely than not to be realized are considered within the calculation of the payable to the ESA Parties under the TRA which is equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the basis difference for qualifying deferred income tax assets. Refer to Note 7—Income Taxes to the audited Consolidated Financial Statements for discussion of changes within the Company's valuation allowance on its deferred tax assets during the years ended December 28, 2023 and December 29, 2022.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $2.2 million and $11.2 million in deferred financing costs as of December 28, 2023 and December 29, 2022, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.
The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 28, 2023	December 29, 2022
Beginning balance	$11.2	$15.0
Debt issuance costs	0.9	5.1
Deconsolidation of NCM LLC	(8.9)	—
Reconsolidation for NCM LLC	2.4	—
Amortization of debt issuance costs	(3.4)	(8.9)
Ending balance	$2.2	$11.2
Share-Based Compensation—During 2023 and 2022, the Company issued stock options and restricted stock units. Restricted stock units vest upon the achievement of Company two or three-year cumulative performance measures and service conditions or only service conditions. The Company recognizes share-based compensation net of an estimated forfeiture rate. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which requires considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest.
Compensation cost of stock options is based on the estimated grant date fair value using the Black-Scholes option pricing model, which requires that the Company make estimates of various factors. Under the fair value recognition provisions of ASC 718, Compensation—Stock Compensation, the Company recognizes share-based compensation net of an estimated forfeiture rate, and therefore only recognizes compensation cost for those shares expected to vest over the requisite service period of the award. Refer to Note 11—Share-Based Compensation for more information.
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
Consolidation—NCM, Inc. consolidates the accounts of NCM LLC under the provisions of ASC 810—Consolidation (“ASC 810”). Under Accounting Standards Update 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-2”), a limited partnership is a variable interest entity unless a simple majority or lower threshold of all limited partners unrelated to the general partner have kick-out or participating rights. The non-managing members of NCM LLC do not have dissolution rights or removal rights. NCM, Inc. has evaluated the provisions of the NCM LLC membership agreement and has concluded that the various rights of the non-managing members are not substantive participating rights under ASC 810, as they do not limit NCM, Inc.’s ability to make decisions in the ordinary course of business. The Company concluded that NCM LLC is a variable interest entity and determined that NCM, Inc. should consolidate the accounts of NCM LLC pursuant to ASU 2015-2 because 1) it has the power to direct the activities of NCM LLC in its role as managing member

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and 2) NCM, Inc. has the obligation to absorb losses of, or the right to receive benefits from NCM LLC, that could potentially be significant provided its 100.0% ownership in NCM LLC. Upon NCM LLC’s emergence from bankruptcy, it was determined that NCM, Inc. continues to hold the current rights that give it power to direct activities of NCM LLC that most significantly impact NCM LLC’s economic performance and that NCM, Inc. continues to have the rights to receive the significant benefits or the obligations to absorb potentially significant losses, resulting in NCM, Inc. having a controlling financial interest in NCM LLC. As a result, NCM, Inc. was deemed to be the primary beneficiary of NCM LLC and the Company has consolidated NCM LLC under the variable interest entity provisions of ASC 810—Consolidation.
The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 28, 2023	December 29, 2022
Net income (loss) attributable to NCM, Inc.	$705.2	$(28.7)
NCM LLC equity issued for purchase of intangible asset	—	4.9
Income tax and other impacts of NCM LLC ownership changes	33.6	39.8
NCM, Inc. investment in NCM LLC	(2.6)	(12.4)
Issuance of shares	241.3	12.0
Change from net income (loss) attributable to NCM, Inc. and transfers from noncontrolling interests	$977.5	$15.6
Recently Adopted Accounting Pronouncements
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
The Company did not adopt any other accounting pronouncements during the year ended December 28, 2023.
Recently Issued Accounting Pronouncements
In January 2024, the FASB issued Accounting Standards Update No. 2023-09, Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This guidance is effective upon issuance on December 15, 2024. The Company does not believe this will have a material impact on the Company’s Consolidated Financial Statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its Consolidated Financial Statements or notes thereto.

2.	REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
NCM, Inc. derives revenue principally from its role as sole manager of NCM LLC. NCM LLC derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Audience Accelerator, through NCM's digital gaming products which can be played on the mobile app and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers.
National and regional advertising, including advertising under the beverage concessionaire and courtesy PSA agreements, are sold on a CPM basis. The Company recognizes national and regional advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative, or educational

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
in nature in The Noovie® Show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM.  The Company recognizes revenue for the content segments ratably over time as the content segments air. Local advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the advertising is displayed in theater lobbies. The Company sells online and mobile advertising on a CPM basis. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the online or mobile impressions are served.
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
The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities. The Company records barter transactions at the estimated fair value of the products and services received. Revenue for advertising barter transactions is recognized when advertising is provided, and products and services received are charged to expense when used. Revenue from barter transactions for the years ended December 28, 2023 and December 29, 2022 was $0.1 million and $0.0 million, respectively. Expense recorded from barter transactions for the years ended December 28, 2023 and December 29, 2022 was $0.1 million and $0.0 million, respectively. This expense is included within “Selling and marketing costs” on the audited Consolidated Statements of Operations.
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
The Company does not have any contracts with terms in excess of one year that are noncancellable as of December 28, 2023. Agreements with a duration less than one year are not included within this disclosure as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.  In addition, the Company’s contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional; beverage concessionaire; and management fee reimbursement revenue related to NCM LLC. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.
The following table summarizes revenue from contracts with customers for the years ended December 28, 2023 and December 29, 2022 (in millions):

	Years ended
	December 28, 2023	December 29, 2022
National advertising revenue	$114.8	$187.1
Local and regional advertising revenue	30.4	43.5
ESA advertising revenue from beverage concessionaire agreements	9.9	18.6
Management fee reimbursement	10.1	—
Total revenue	$165.2	$249.2
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the year ended December 28, 2023 that was included within the Deferred Revenue balance as of December 29, 2022 was $8.6 million. Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 28, 2023 and December 29, 2022, the Company had $0.8 million and $5.0 million, respectively, in unbilled accounts receivable, included within the accounts receivable balance.
Practical Expedients and Exemptions

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within “Selling and marketing costs” in the audited Consolidated Statements of Operations.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the years ended December 28, 2023 and December 29, 2022 were as follows (in millions):

	Years Ended
	December 28, 2023		December 29, 2022
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.3	$1.4	$0.3	$1.4
Provision for bad debt	(0.2)	0.2	0.2	0.8
Write-offs, net of recoveries	—	(0.3)	(0.2)	(0.8)
Balance at end of period	$0.1	$1.3	$0.3	$1.4

3.	INCOME PER SHARE
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

	Years Ended
	December 28, 2023	December 29, 2022
Net income (loss) attributable to NCM, Inc. (in millions)	$705.2	$(28.7)
Weighted average shares outstanding:
Basic	47,882,944	8,196,801
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	691,639	—
Diluted	48,574,583	8,196,801
Income (loss) per NCM, Inc. share:
Basic	$14.73	$(3.50)
Diluted	$14.34	$(3.50)
The effect of the 8,880,101 weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the year ended December 29, 2022 was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive. The weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the year ended December 28, 2023 was 685,404 and are included in diluted weighted average shares. In addition, there were 979,176 and 727,338, stock options and non-vested (restricted) shares for the years ended December 28, 2023 and December 29, 2022, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. In accordance with ASC 260—Earnings Per Share, income (loss) per share for the year ended December 29, 2022 was retrospectively adjusted for the reverse stock split.
Additionally, unaudited (loss) income per share for the quarterly periods through the years ended December 28, 2023 and December 29, 2022, are stated as follows:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 30, 2023	March 31, 2022
Net loss attributable to NCM, Inc. (in millions)	$(45.5)	$(25.2)
Weighted average shares outstanding:
Basic	14,550,799	8,104,066
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	—
Diluted	14,550,799	8,104,066
Loss per NCM, Inc. share:
Basic	$(3.13)	$(3.11)
Diluted	$(3.13)	$(3.11)
The effect of the 2,741,617 and 8,623,385 weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the three months ended March 30, 2023 and March 31, 2022, respectively, were excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive. In addition, there were 494,695 and 346,330, stock options and non-vested (restricted) shares for the quarters ended March 30, 2023 and March 31, 2022, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

	Three Months Ended		Six Months Ended
	June 29, 2023	June 30, 2022	June 29, 2023	June 30, 2022
Net loss attributable to NCM, Inc. (in millions)	$545.3	$(0.7)	$499.8	$(25.9)
Weighted average shares outstanding:
Basic	17,405,864	8,146,766	15,978,331	8,125,415
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	—	1,370,808	—
Diluted	17,405,864	8,146,766	17,349,139	8,125,415
Loss per NCM, Inc. share:
Basic	$31.33	$(0.09)	$31.28	$(3.19)
Diluted	$31.33	$(0.09)	$28.32	$(3.19)
The effect of the 9,037,475 and 8,828,155 weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the three and six months ended June 30, 2022 was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive. The weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the three and six months ended June 29, 2023 was 0 and 1,370,808 and are included in diluted weighted average shares. In addition, there were 491,517, 644,216, 491,517 and 644,216 stock options and non-vested (restricted) shares for the three months ended June 29, 2023 and June 30, 2022 and six months ended June 29, 2023 and June 30, 2022, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

4.	PROPERTY AND EQUIPMENT
The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

	As of
	December 28, 2023	December 29, 2022
Equipment, computer hardware and software	$15.4	$63.8
Leasehold improvements	0.7	2.9
Less: Accumulated depreciation	(1.6)	(54.8)
Subtotal	14.5	11.9
Construction in progress	1.3	1.1
Total property and equipment	$15.8	$13.0

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	RECONSOLIDATION OF NCM LLC
Upon filing the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes as of April 11, 2023 (the “Petition Date”), the date on which NCM LLC filed its Chapter 11 petition, as NCM LLC was under the control of the Bankruptcy Court, and therefore, NCM LLC was deconsolidated from the Company’s consolidated financial statements prospectively, resulting in a $557.7 million gain recorded in “Gain on deconsolidation of affiliate” in the Consolidated Statement of Operations. The recorded gain was measured as the excess of the estimated fair value of the investment in NCM LLC retained over the Net Liabilities of NCM LLC as of April 11, 2023. The investment of NCM LLC was measured at cost minus any impairment in accordance with the measurement alternative outlined in ASC 321—Investments—Equity Securities. While NCM LLC remained in bankruptcy, NCM, Inc. accounted for the retained equity interest in NCM LLC at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. Significant assumptions utilized within these analyses included the weighted average cost of capital and NCM LLC’s forecasted cash flows.
On August 7, 2023, NCM LLC emerged from bankruptcy and NCM, Inc. contributed $15.0 million in cash to NCM LLC in exchange for 2.8% of additional ownership of NCM LLC in accordance with the NCMI Capital Contribution and $0.5 million to assist with payments to unsecured creditors in accordance with the settlement with the unsecured creditors. NCM, Inc. also issued 83,421,135 shares to the secured creditors in accordance with the NCMI 9019 Settlement and terms of the Plan with a fair value of $245.3 million based on the closing stock price of $2.94. Upon NCM LLC’s emergence from bankruptcy, NCM, Inc. retained 100.0% of NCM LLC, regained control of and reconsolidated NCM LLC.
The Company accounted for the NCM LLC reconsolidation as a business combination under ASC 805—Business Combinations and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of reconsolidation, the Effective Date. The determination of fair values required management to make significant estimates and assumptions. The estimated fair values of the assets acquired and liabilities assumed are considered provisional and are based on currently available information. The Company believes that the information available provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, these provisional estimates may be adjusted upon the availability of new information regarding facts and circumstances which existed at the reconsolidation date. The Company expects to finalize the valuation of assets and liabilities as soon as practicable, but not later than one year from the reconsolidation date.
The following table summarizes the fair value of NCM LLC and provisional fair values of the assets acquired and liabilities assumed as of the reconsolidation date:

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$49.6
Receivables, net (1)	74.8
Prepaid expenses and other current assets	7.2
Property and equipment, net	14.8
Other investments	0.9
Debt issuance costs, net	2.4
Fair value of intangible assets	415.0
Other assets	10.0
Total assets acquired	574.7
Fair value of liabilities assumed:
Amounts due to members, net	(15.3)
Accrued expenses	(0.7)
Accrued payroll and related expenses	(9.9)
Accounts payable	(37.3)
Deferred revenue	(11.1)
Other current liabilities	(1.5)
Long-term debt	(10.0)
Other liabilities	(5.5)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total liabilities assumed	(91.3)
Fair value of NCM LLC	$483.4

(1)Includes a valuation adjustment recorded during the three months ended December 28, 2023 that decreased accounts receivable, net by $0.2 million.
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
Upon NCM LLC’s emergence from the Chapter 11 Case, NCM, Inc. remeasured the value of the investment in NCM LLC to the estimated fair value calculated as NCM, Inc.’s percentage ownership of NCM LLC, due to NCM, Inc.’s ownership of the secured debt of NCM LLC and the NCMI Capital Contribution, multiplied by the fair value of NCM LLC as of the Effective Date of $483.4 million. The value of the cost investment of NCM LLC immediately prior to the Effective Date was $11.9 million based upon NCM, Inc.’s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. The increase in the fair value resulted in a gain on remeasurement of the investment in NCM LLC of $35.5 million.
Upon reconsolidation, NCM, Inc. recorded the provisional fair values of the assets acquired and liabilities assumed as of the reconsolidation date and the investment in NCM LLC was further adjusted to the full purchase price value of $483.4 million. The difference between the purchase price of NCM LLC and the fair value of NCM, Inc.’s investment in NCM LLC as calculated above, the $15.5 million of cash contributed by NCM, Inc. (consisting of $0.5 million related to the General Unsecured Claim Pool and $15.0 million under the NCMI Capital Contribution) and the shares issued to NCM LLC’s secured lenders of $245.3 million resulted in a gain of $167.8 million upon the reconsolidation of NCM LLC. The Company recognized a gain due to the variance between the fair value of NCM LLC’s assets and liabilities and NCM, Inc.’s depressed stock price on the Effective Date and the NCM, Inc. shares retained by the existing shareholders as part of the NCMI 9019 Settlement. NCM, Inc.’s stock price has been negatively impacted beginning with the COVID-19 pandemic followed by Cineworld’s bankruptcy proceeding and NCM LLC’s Chapter 11 Case, as well as by other socioeconomic factors.
The Company’s Consolidated Statements of Operations include total net revenues and net loss attributable to NCM LLC of $155.1 million and $42.0 million, respectively, for the total of the consolidated periods of December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023.
Pro Forma Financial Information (Unaudited)
The following table presents unaudited pro forma financial information as if the NCM LLC reconsolidation had occurred on December 31, 2021. The unaudited pro forma results reflect adjustments for depreciation of acquired property and equipment, amortization of acquired intangible assets and amortization of acquired debt issuance costs. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the NCM LLC reconsolidation been completed as of December 31, 2021.

	Year ended
	December 28, 2023	December 29, 2022
Revenue	$259.8	$249.2
Net (Loss) Income	$(200.5)	$755.9

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS
The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and network affiliates agreements, customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023 as further described within Note 5—Reconsolidation of NCM LLC, net of accumulated amortization. The Company records amortization using the straight-line method over the contractual life of the intangibles, corresponding to the term of the ESAs, the average renewable term of the contract with the network affiliates and industry standard lives for customer relationships and trademarks. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the period since the reconsolidation of NCM LLC on August 7, 2023.
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
Pursuant to the Plan and in connection with the Chapter 11 Case, during the year ended December 28, 2023, NCM LLC did not issue common membership units to Cinemark for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network for the 2022 fiscal year and the 16,581,829 units issued to AMC were issued and cancelled on the Effective Date.
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters, the ESA Parties may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the ESA Parties make this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC will make integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESA additionally entitles NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters (“encumbered theater payments”). These payments are also accounted for as a reduction to the intangible asset. If common membership units are issued to an ESA Party for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
The following is a summary of the Company’s intangible asset’s activity (in millions) during December 28, 2023 and December 29, 2022:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 29, 2022	Additions (1)	Disposals (2)	Amortization	Integration and other encumbered theater payments (3)	As of December 28, 2023
Gross carrying amount	$856.9	$415.8	$(857.4)	$—	$(6.0)	$409.3
Accumulated amortization	(270.2)	—	277.6	(22.4)	—	(15.0)
Total intangible assets, net	$586.7	$415.8	$(579.8)	$(22.4)	$(6.0)	$394.3

	As of December 30, 2021	Additions (4)	Disposals	Amortization	Integration and other encumbered theater payments (3)	As of December 29, 2022
Gross carrying amount	$851.9	$10.8	$(0.4)	$—	$(5.4)	$856.9
Accumulated amortization	(245.6)	—	0.4	(25.0)	—	(270.2)
Total intangible assets, net	$606.3	$10.8	$—	$(25.0)	$(5.4)	$586.7

(1)On August 7, 2023, NCM, Inc. reconsolidated NCM LLC’s intangible assets of $415.0 million. Refer to Note 5 - Reconsolidation of NCM LLC for further information. Additionally, there were $0.8 million in upfront payments made to network affiliates prior to the deconsolidation of NCM LLC on April 11, 2023.
(2)On April 11, 2023, the intangible asset balance of NCM LLC was deconsolidated from NCM, Inc. Refer to Note 5 - Reconsolidation of NCM LLC for further information.
(3)Carmike theaters had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC. As a result, AMC will make integration and other encumbered theater payments over the remaining term of those agreements.  For the periods while consolidated, December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023 and for the year ended December 29, 2022, NCM LLC recorded a reduction to net intangible assets of $6.0 million and $5.4 million, respectively, related to integration and other encumbered theater payments due from AMC. During the year ended December 28, 2023 and December 29, 2022, AMC paid a total of $4.2 million and $2.8 million, respectively, related to integration and other encumbered theater payments.
(4)During the first quarter of 2022, NCM LLC issued 4,140,896 common membership units, net of 2,342,997 returned common membership units, to its ESA Parties for the rights to exclusive access to the theater screens and attendees added, net of dispositions by the ESA Parties to NCM LLC’s network during the 2021 fiscal year and NCM LLC recorded a net intangible asset of $10.4 million during the first quarter of 2022 as a result of the Common Unit Adjustment. Additionally, there were $0.4 million of additions related to upfront affiliate payments in 2022.
As of December 28, 2023 and December 29, 2022, the Company’s intangible assets related to the ESA Parties, net of accumulated amortization, was $236.7 million and $572.4 million, respectively, with weighted average remaining lives of 12.6 years and 16.3 years, respectively.
As of December 28, 2023 and December 29, 2022, the Company’s intangible assets related to the network affiliates, net of accumulated amortization, was $73.2 million and $14.3 million, respectively, with weighted average remaining lives of 15.6 years and 6.1 years, respectively.
As of December 28, 2023 and December 29, 2022, the Company’s intangible assets related to the customer relationships, was $70.1 million and $0.0 million, respectively, with weighted average remaining lives of 5.6 years and 0.0 years, respectively.
As of December 28, 2023 and December 29, 2022, the Company’s intangible assets related to trademark, was $14.3 million and $0.0 million, respectively, with weighted average remaining lives of 7.6 years and 0.0 years, respectively.

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amortization
2024	$39.5
2025	$39.5
2026	$39.5
2027	$39.5
2028	$39.5

7.	INCOME TAXES
The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2020 through 2022 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2019 through 2022 are eligible for examination by various state revenue services.
Tax Receivable Agreement—On the IPO date, NCM, Inc. and the ESA Parties entered into a TRA. Under the terms of this agreement, NCM, Inc. will make cash payments to the ESA Parties in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below.  For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. For the 2022 tax year, the Company paid the ESA Parties $0.0 million in the year ended December 28, 2023. The Company paid the ESA Parties $0.9 million in the year ended December 29, 2022 for the 2019 tax year.
NCM, Inc. recorded a long-term payable to the ESA Parties related to the TRA. The Company recorded an increase of $24.2 million and $19.2 million to the “Payable to ESA Parties under the tax receivable agreement” during the years ended December 28, 2023 and December 29, 2022, respectively. The increases in the year ended December 28, 2023 and December 29, 2022 was primarily due to the increase in NCM, Inc.’s ownership percentage of NCM LLC. The ownership related changes to the “Payable to ESA Parties under the tax receivable agreement” were recorded within “Additional paid in capital, deficit” on the Consolidated Balance Sheet and the non-ownership related changes were recorded within “Non-operating income” within the Consolidated Statements of Operations. Following the Regal Termination Agreement whereby Regal waived all rights and interests as to the TRA, the Company reduced the “Payable under the TRA” on the Consolidated Balance Sheets for the amounts expected to be owed to Regal. This decrease was ultimately offset by the increase in the ‘Payable under the TRA’ on the Consolidated Balance Sheets due to the additional basis created upon the revaluation and reconsolidation of NCM LLC on the Effective Date.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provision for Income Taxes—A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of December 28, 2023 and December 29, 2022 was (in millions):

	Years Ended
	December 28, 2023	December 29, 2022
Provision calculated at federal statutory income tax rate:
Income before income taxes	$146.5	$(13.9)
Less: Noncontrolling interests	1.8	7.9
Income attributable to NCM, Inc.	148.3	(6.0)
Current year change to enacted federal and state rate	(0.2)	1.1
State and local income taxes, net of federal benefit	25.7	(1.1)
Share-based compensation	1.4	0.6
Cancellation of debt income attributable to NCM LLC	16.5	—
Deconsolidation effects of NCM LLC	(37.2)	—
Effects of NCM LLC Bankruptcy	(4.8)	—
Tax attribute reduction (1)	63.1	—
Change in the valuation allowance (1)	(208.4)	3.6
Executive compensation	0.9	0.5
Other	(5.3)	1.3
Total income tax provision	$—	$—

(1)Refer to the discussion of changes to the valuation allowance during the year ended December 28, 2023 within the Deferred Tax Assets table below.
Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 28, 2023	December 29, 2022
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$127.1	$149.7
Share-based compensation	0.8	1.0
Net operating losses (2)	13.3	76.4
Accrued bonus	0.7	0.1
Business interest expense limitation	3.7	18.2
Other	0.4	0.1
Total gross deferred tax assets	146.0	245.5
Valuation allowance (1)	(146.0)	(245.5)
Total deferred tax assets, net of valuation allowance	$—	$—

(1)The Company recognized a deferred tax asset in the amount of $127.1 million and $149.7 million as of December 28, 2023 and December 29, 2022, respectively, associated with the basis difference in our investment in NCM LLC. The Company evaluated its deferred tax assets as of December 28, 2023 and December 29, 2022 and considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2021 and 2020, the effect of which continued into 2022 and 2023. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets and the Company increased the valuation allowance against certain deferred tax assets. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expected to reverse, resulting in an inverse impact to the payable to ESA Parties under the tax receivable agreement which would increase to reflect future payments to the ESA Parties at that time. Once the valuation allowance is reversed, the payable to ESA Parties under the tax receivable agreement would be increased to reflect expected future payments to the ESA Parties at that time.
(2)The decrease within the Net operating losses deferred tax asset from December 29, 2022 to December 28, 2023 was due to the reduction of the Company’s tax attributes in recognition of cancellation of debt income in conjunction with NCM LLC’s emergence from the Chapter 11 Case on August 7, 2023.

8.	EQUITY
As of December 28, 2023, the Company has authorized capital stock of 260,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were 50 shares of preferred stock issued and outstanding and 96,837,039 shares of common stock issued and outstanding as of December 28, 2023.
The holders of NCM, Inc. common stock are entitled to one vote per share on all matters submitted for action by the NCM, Inc. stockholders. Holders of common stock are entitled to share equally, share for share, in declared dividends.
The authorized but unissued shares of common stock and preferred stock are available for future issuance without stockholder approval. These additional shares may be used for a variety of corporate purposes, including share-based compensation, future public offerings to raise additional capital, corporate acquisitions and exchange on a one-for-one basis under the ESA Parties’ right to convert their NCM LLC membership units into Company common stock.
Prior to the deconsolidation of NCM LLC on April 11, 2023, in conformity with accounting guidance of the SEC concerning monetary consideration paid to promoters, such as the ESA Parties, in exchange for property conveyed by the promoters, the excess over predecessor cost was treated as a special distribution. Because the ESA Parties had no cost basis in the ESAs, nearly all payments to the ESA Parties with the proceeds of the IPO and related debt, have been accounted for as distributions. The distributions by NCM LLC to the ESA Parties made at the date of the IPO resulted in a consolidated stockholders’ deficit. As a noncontrolling interest cannot be shown as an asset, the ESA Parties’ interest in NCM LLC’s members equity was included in distributions in excess of paid in capital in the Consolidated Balance Sheets.
On April 11, 2023, the historical Equity balances of NCM LLC were deconsolidated from the Consolidated Financial Statements. On August 7, 2023, the Company accounted for the NCM LLC reconsolidation as a business combination under ASC 805—Business Combinations and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of reconsolidation, the Effective Date, with no allocation to any equity balances. The reconsolidation reduced NCM LLC’s equity balances to $0 and removed the impact of the IPO discussed above. For further information regarding the deconsolidation and reconsolidation of NCM LLC, refer to Note 5 - Reconsolidation of NCM LLC.

9.	RELATED PARTY TRANSACTIONS
ESA Party and Managing Member Transactions—In connection with NCM, Inc.’s IPO, the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and AMC, Cinemark and Regal which are outlined below.
AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of December 28, 2023, AMC’s ownership was 0.0% of NCM LLC and NCM, Inc.
Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. As of December 28, 2023, Cinemark’s ownership was 4.5% of NCM, Inc. and 0.0% of NCM LLC.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 3, 2023, NCM LLC entered into the Regal Advertising Agreement and Regal Termination Agreement which became effective on July 14, 2023. Pursuant to the Regal Termination Agreement, Regal rejected and terminated its ESA with NCM LLC. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all 4,068,381 shares in the Company, totaling $13.0 million, upon the effective date of the Plan. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Subsequent to July 14, 2023, Regal is no longer an ESA Party or related party to NCM, Inc. or NCM LLC.
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
•Tax Receivable Agreement. The TRA provides for the effective payment by NCM, Inc. to the ESA Parties of 90% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that is actually realized as a result of certain increases in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets resulting from the IPO and related transactions.
•Software License Agreement. At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from the ESA Parties to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and the ESA Parties, if any.
Following is a summary of the related party transactions between the Company and the ESA Parties (in millions):

	Years Ended
Included in the Consolidated Statements of Operations:	December 28, 2023	December 29, 2022
Revenue:	(1)
Beverage concessionaire revenue (included in advertising revenue) (2)	$4.1	$14.4
Management fee reimbursement (3)	$10.1	$—
Operating expenses:
ESA theater access fee and revenue share (4)	$16.5	$59.4
Selling and marketing costs (5)	$—	$0.1

(1)For the year ended December 28, 2023 there was no related party activity subsequent to the deconsolidation of NCM LLC on April 11, 2023 for AMC, Cinemark and Regal as they were not considered related parties of NCM, Inc. nor was there any activity following the reconsolidation of NCM LLC on August 7, 2023, as AMC, Cinemark and Regal were no longer considered related parties.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2)For the full years ended December 28, 2023 and December 29, 2022, Regal and Cinemark purchased 60 seconds of on-screen advertising time (all three ESA Parties having a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.
(3)Comprised of payments from NCM LLC to NCM, Inc. for managing NCM LLC during the period where NCM LLC was deconsolidated of April 11, 2023 through August 7, 2023.
(4)Comprised of payments per theater attendee, payments per digital screen with respect to the ESA Party theaters included in the Company’s network, payments for access to higher quality digital cinema equipment and payments to Cinemark and Regal for their portion of the Platinum Spot revenue for the utilization of the theaters post-showtime in accordance with the 2019 ESA Amendments.
(5)Includes purchase of movie tickets, concession products, rental of theater space primarily for marketing to NCM LLC’s advertising clients and other payments made to the ESA Parties in the ordinary course of business.

	As of
Included in the Consolidated Balance Sheets:	December 28, 2023	December 29, 2022
Common unit adjustments, net of amortization and integration payments (included in intangible assets) (1)	$—	$312.2
Current payable under the TRA (2)	$—	$0.2
Long-term payable under the TRA (2)	$—	$25.5

(1)Refer to Note 6—Intangible Assets for further information on common unit adjustments and integration payments. As Cinemark and Regal are no longer related parties, there are no related party balances to reflect as of December 28, 2023.
(2)NCM, Inc. paid Cinemark and Regal $0.0 million and $0.0 million during the year ended December 28, 2023 and December 29, 2022, respectively, in payments pursuant to the TRA for the 2022 or 2021 tax years. As Cinemark and Regal are no longer related parties, there are no related party balances to reflect as of December 28, 2023.
At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from the ESA Parties to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and the ESA Parties, if any.
Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears, contingent upon the Company's compliance with the covenants outlined within the Revolving Credit Facility 2023. The portion of positive available cash due to ESA Parties is accrued within the “Amounts due to ESA Parties, net” on the audited Consolidated Balance Sheet. As Cinemark and Regal are no longer related parties, there are no related party balances to reflect as of December 28, 2023. The positive available cash from NCM LLC for the three months ended December 28, 2023 and December 29, 2022 were as follows (in millions):

	Three Months Ended
	December 28, 2023	December 29, 2022
Cinemark	$—	$4.9
NCM, Inc.	30.3	14.4
Total	$30.3	$19.3
The Company generated negative available cash by NCM LLC to its related party ESA Parties and NCM, Inc. for the nine months ended September 28, 2023 of $50.6 million (including $0.0 million for Cinemark, $0.0 million for Regal and $50.6 million for NCM, Inc.) and $39.4 million (including negative $10.5 million for Cinemark, negative $9.3 million for Regal and negative $19.6 million for NCM, Inc.) for the year ended December 29, 2022. Under the terms of the NCM LLC Operating Agreement, these negative amounts and the positive amounts above will be netted against each other and future positive available cash distributions.
For the year ended December 28, 2023 there was no related party activity subsequent to the deconsolidation of NCM LLC on April 11, 2023 for AMC, Cinemark and Regal as they were not considered related parties of NCM, Inc. nor was there any activity following the reconsolidation of NCM LLC on August 7, 2023, as AMC, Cinemark and Regal were no longer

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
considered related parties. Amounts due to ESA Parties, net as of December 29, 2022 were comprised of the following (in millions):

	Cinemark	Regal	Total
Theater access fees, net of beverage revenues and other encumbered theater payments	$11.1	$4.1	$15.2
Total amounts due to ESA Parties, net	$11.1	$4.1	$15.2

 Common Unit Membership Redemption— The NCM LLC Operating Agreement provides a redemption right of the ESA Parties to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date.
AC JV, LLC Transactions—The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. NCM LLC’s investment in AC JV, LLC was $0.7 million and $0.8 million as of December 28, 2023 and December 29, 2022, respectively.  NCM LLC received cash distributions from AC JV, LLC of $0.6 million and $0.4 million, during the years ended December 28, 2023 and December 29, 2022, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $0.6 million and $0.4 million during the years ended December 28, 2023 and December 29, 2022, respectively, which are included in “Other non-operating income, net” in the audited Consolidated Statements of Operations.

10.	BORROWINGS
The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes. As of August 7, 2023, upon emergence from bankruptcy, all historical debt of NCM LLC was discharged and the historical credit agreements were terminated.
The following table summarizes NCM LLC’s total outstanding debt as of December 28, 2023 and December 29, 2022 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 28, 2023	December 29, 2022	Maturity Date	Interest Rate
Revolving credit facility 2023	$10.0	$—	August 7, 2026	(1)
Revolving credit facility 2018	—	167.0	June 20, 2023	(1)
Revolving credit facility 2022	—	50.0	June 20, 2023	(1)
Term loans - first tranche	—	258.5	June 20, 2025	(1)
Term loans - second tranche	—	49.3	December 20, 2024	(1)
Senior secured notes due 2028	—	374.2	April 15, 2028	5.875%
Senior unsecured notes due 2026	—	230.0	August 15, 2026	5.750%
Total borrowings	10.0	1,129.0
Less: Debt issuance costs and discounts related to term loans and senior notes	—	(7.9)
Total borrowings, net	10.0	1,121.1
Less: current portion of debt	—	(1,121.1)
Carrying value of long-term debt	$10.0	$—

(1)The interest rates on the revolving credit facility and term loan are described below.
Loan, Security and Guarantee Agreement – On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and is secured by a lien on substantially all of assets of NCM LLC. The maximum availability NCM LLC has access to under the Revolving Credit Facility 2023 is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023, as of December 28, 2023. The Revolving Credit Facility 2023 also contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of December 28, 2023, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of December 28, 2023 was 9.2%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.
The Revolving Credit Facility 2023 contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 28, 2023, including maintaining a fixed charge coverage ratio in excess of 1.1 to 1.0 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC is permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default has occurred and continues to occur. Dividend payments and other distributions are made if the fixed charge coverage ratio is in excess of 1.1 to 1.0 and availability, after the distribution, is in compliance with the availability thresholds.
There are no borrower distribution restrictions as long as NCM LLC’s fixed coverage ratio is 1.1 to 1.0, NCM LLC maintains availability under the availability thresholds and NCM LLC is in compliance with its debt covenants. If there are borrower distribution restrictions on the payments, NCM LLC may not declare or pay any dividends, or make any payments on account of NCM LLC or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of a management services agreement, between NCM, Inc. and NCM LLC, in exchange for NCM, Inc. providing specified management services to NCM LLC. NCM LLC can also make payments pursuant to the Common Unit Adjustment Agreement and Tax Receivable Agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.
As of December 28, 2023, the NCM LLC’s fixed charge coverage ratio was 54.2 to 1.0 (versus the required ratio of 1.1 to 1.0) and had availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million). As of December 28, 2023, NCM LLC was in compliance with the financial covenants of the Revolving Credit Facility 2023 described above.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Revolving Credit Facility 2022—On January 5, 2022, NCM LLC entered into a revolving credit agreement (the “Revolving Credit Agreement 2022”). The Revolving Credit Agreement 2022 provided for revolving loan commitments of $50.0 million of secured revolving loans, the entire amount of which was funded on January 5, 2022. As of August 7, 2023, upon emergence from bankruptcy, all outstanding debt under the Revolving Credit Agreement 2022 was discharged and the Revolving Credit Agreement 2022 was terminated. The Revolving Credit Agreement 2022 provided for (i) a cash interest rate of term Secured Overnight Financing Rate (SOFR) plus 8.00%, with a 1.00% floor, (ii) a maturity date of June 20, 2023 and (iii) a termination premium if NCM LLC terminated the commitments under the Revolving Credit Agreement 2022 at any time before maturity.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Future Maturities of Borrowings – The scheduled annual maturities on the Revolving Credit Facility 2023 as of December 28, 2023 are as follows (in millions):

Year	Amount
2024	$—
2025	—
2026	10.0
2027	—
2028	—
Thereafter	—
Total	$10.0

11.	SHARE-BASED COMPENSATION
The NCM, Inc. 2020 Omnibus Equity Incentive Plan (the “2020 Plan”) was approved by NCM, Inc.'s stockholders on April 28, 2020 and approved 7,500,000 shares of common stock available for issuance or delivery under the 2020 Plan and an additional 7,500,000 shares of common stock available for issuance or delivery was approved on May 4, 2022. On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s 2020 Plan to 1,500,000. NCM, Inc.'s stockholders approved an additional 12,000,000 shares of common stock available for issuance or delivery under the 2020 Plan on November 2, 2023.
The Company began issuing shares under the 2020 Plan in the second quarter of 2020. The 2020 Plan replaced NCM, Inc.’s 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2007 Equity Incentive Plan (the “2007 Plan”). The 2020 Plan also includes 2,388,302 shares related to the number of shares reserved for issuance under the 2016 Plan that remained available for grant as of the effective date of the 2020 Plan and the number of shares subject to awards granted under the 2007 Plan as of the effective date of the 2020 Plan, which can become available for grant again upon expiration, termination, cancellation or forfeiture of the original award. As of December 28, 2023, 12,394,912 shares remain available for future grants (assuming 100% achievement of targets on performance-based restricted stock). The types of awards that may be granted under the 2020 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2016 Plan and 2020 Plan. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.
Compensation Cost—The Company recognized $4.5 million and $7.1 million for the years ended December 28, 2023 and December 29, 2022, respectively, of share-based compensation expense within “Network costs”, “Selling and marketing costs” and “Administrative and other costs” in the Consolidated Statements of Operations as shown in the table below (in millions):

	Years Ended
	December 28, 2023	December 29, 2022
Share-based compensation costs included in network costs	$0.3	$0.7
Share-based compensation costs included in selling and marketing costs	0.7	1.7
Share-based compensation costs included in administrative and other costs	3.5	4.7
Total share-based compensation costs	$4.5	$7.1
During the years ended December 28, 2023 and December 29, 2022, $0.1 million and $0.2 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor.  The income tax benefit recognized in the statements of operations for share-based compensation was approximately $0.0 million and $0.0 million for the years ended December 28, 2023 and December 29, 2022, respectively. As of December 28, 2023, there was $0.3 million unrecognized compensation cost related to unvested options, which will be recognized over a remaining period of 1.4 years. As of December 28, 2023, unrecognized compensation cost related to restricted stock and restricted stock units was approximately $2.1 million, which will be recognized over a weighted average remaining period of 1.9 years.
Stock Options—The Company granted stock options during 2023 and 2022. A portion of the stock options awarded in 2022 and 2023 were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. The remaining portion of stock options awarded in 2022 and 2023 were

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
granted with an exercise price in excess of the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. All options have either 10-year or 15-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was developed based on historical and peer company data and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted during 2023 and 2022 were adjusted to include the Company's cost of equity in order to incorporate the impact of the option's market condition and simulate a lattice model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The following assumptions were used in the valuation of the options for the year ended December 28, 2023 and December 29, 2022:

	Years Ended
	December 28, 2023	December 29, 2022
Expected term (in years)	6.6	6.0
Risk free interest rate	4.1%	2.6%
Expected volatility	86.4%	68.1%
Dividend yield	—%	4.8%

A summary of option award activity as of December 28, 2023, and changes during the year then ended are presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 29, 2022	209,779	$43.39	8.0	$—
Granted	25,000	$35.00	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding as of December 28, 2023	234,779	$42.50	7.3	$—
Exercisable as of December 28, 2023	157,517	$49.31	6.6	$—
Vested and expected to vest as of December 28, 2023	233,045	$42.59	7.3	$—
Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion. The participants are entitled to dividend equivalents, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued dividend equivalents are subject to forfeiture during the vesting period should the underlying units not vest. As of December 28, 2023 and December 29, 2022, accrued dividend equivalents totaled $0.3 million and $0.8 million, respectively and during the years ended December 28, 2023 and December 29, 2022, the Company paid $0.5 million and $0.5 million, respectively, for dividend equivalents upon vesting of the restricted stock units. The Company has issued time-based restricted stock units to its employees which generally vest over a two or three-year period with one-half or one-third, respectively, vesting on each anniversary of the date of grant and performance-based restricted stock units which vest following a two or three-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of the measurement period. Certain other vesting periods have also been used. Non-employee directors serving on the Board as of August 18, 2023, received a one-time grant with a fair market value equal to $100,000. The RSUs will vest after four years. The RSUs will be settled in shares of the Company’s common stock. The RSU awards include the right to receive dividend equivalents, subject to vesting. Additionally, non-employee directors will receive quarterly grants that vest immediately with a fair market value of $50,000. The number of shares will be determined by utilizing the weighted average closing price of the five days before and five days after the respective quarterly earnings release. Non-employee directors may choose to elect up to 20% of their quarterly grant in cash. The grant date fair value of restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The weighted average grant date fair value of non-vested stock was $3.42 and $2.12 for the years ended December 28, 2023 and December 29, 2022, respectively.  The total fair value of awards that vested during the years ended December 28, 2023 and December 29, 2022 was $7.1 million and $5.9 million, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of restricted stock unit activity as of December 28, 2023, and changes during the year then ended are presented below:

	Number of Restricted Stock Units (1)	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 29, 2022	516,384	$28.04
Granted	497,390	$3.42
Vested (2)	(239,450)	$29.40
Forfeited	(29,927)	$42.96
Non-vested balance as of December 28, 2023	744,397	$10.55

(1)Includes 145,043 shares of performance-based restricted stock units as of December 28, 2023, including 74,560 shares granted during the year and 2,475 shares forfeited during the year.
(2)Includes 13,057 vested shares that were withheld to cover tax obligations and were subsequently canceled.
The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable. As of December 28, 2023, the total number of restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock is 737,232 shares.

12.	EMPLOYEE BENEFIT PLANS
The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. In response to the COVID-19 Pandemic and Chapter 11 Case, the Company temporarily suspended its match of a portion of employees 401(k) contributions effective April 2020 through December 28, 2023.

13.	COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.
Operating Commitments-Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $4.3 million and short-term and long-term lease liabilities of $1.0 million and $5.0 million, respectively, on the balance sheet as of December 28, 2023 for all material leases with terms longer than twelve months. As of December 29, 2022 the Company had ROU assets of $16.9 million and short-term and long-term lease liabilities of $2.2 million and $18.0 million, respectively, for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the audited Consolidated Balance Sheets. Certain leases were rejected or modified in conjunction with NCM LLC’s Chapter 11 Case and are no longer included within these balances. The Company has options on existing facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of December 28, 2023, the Company had a weighted average remaining lease term of 3.8 years on these leases.
The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.
During the twelve months ended December 28, 2023 and December 29, 2022, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the audited Consolidated Statements of Operations depending upon the nature of the use of the facility.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended
	December 28, 2023	December 29, 2022
Operating lease cost	$3.2	$3.4
Variable lease cost	0.5	0.5
Total lease cost	$3.7	$3.9
The Company made lease payments for the year ended December 28, 2023 and December 29, 2022 of $3.6 million and $3.8 million, respectively. These payments are included within cash flows from operating activities within the audited Consolidated Statement of Cash Flows. The minimum lease payments under noncancellable operating leases, including leases executed but not yet commenced, as of December 28, 2023 were as follows (in millions):

Year	Minimum Lease Payments
2024	$2.1
2025	2.1
2026	2.6
2027	2.6
2028	1.1
Thereafter	5.5
Total	16.0
Less: Imputed interest on future lease payments	(10.0)
Total lease liability as of December 28, 2023 per the Consolidated Balance Sheet	$6.0
When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of December 28, 2023, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 6.9%.
Operating Commitments - ESAs and Affiliate Agreements—The Company has entered into long-term ESAs with the ESA Parties and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 6—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary.
In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increased by 4% on November 1, 2022 and will increase by 8% every five years with the next occurrence in 2027. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all ESA Parties cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 28, 2023 and December 29, 2022, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark and Regal (until July 14, 2023, when Regal ceased being a party to an ESA) receive an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
the Platinum Spot, an additional single unit that is either 30 or 60 seconds of The Noovie® Show in the trailer position directly prior to the one or two trailers preceding the feature film. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark and Regal (until July 14, 2023, when Regal ceased being a party to an ESA) are entitled to receive 25% of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis, which in some cases may exceed the applicable revenue share rate. If a network affiliate achieves the attendance or minimum revenue per attendee set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 28, 2023, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $276.2 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to fourteen years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 28, 2023 and December 29, 2022 the Company paid $0.0 million and $0.0 million, respectively, related to these minimum guarantees. As of December 28, 2023 and December 29, 2022, the Company had $0.0 million and $0.4 million in liabilities recorded within “Accounts payable” in the Consolidated Balance Sheet for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.

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
Other investments consisted of the following (in millions):

	As of
	December 28, 2023	December 29, 2022
Investment in AC JV, LLC	$0.7	$0.8
Other investments	—	0.1
Total	$0.7	$0.9
During the years ended December 28, 2023 and December 29, 2022, the Company recorded impairment charges of $0.0 million and $0.1 million, respectively, on certain of its investments due to new information regarding the fair value of the investee, which brought the total remaining value of the respective impaired investments to $0.0 million as of December 28, 2023. As of December 28, 2023, no other observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment.  Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the revolving credit facilities are considered a reasonable estimate of fair value due to its floating-rate terms. As of August 7, 2023, upon emergence from bankruptcy, all historical debt of NCM LLC was discharged. The estimated fair values of the Company’s financial instruments where carrying values did not approximate fair

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
value are as follows (in millions):

	As of December 28, 2023		As of December 29, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value (1)
Revolving credit facilities	$—	$—	$217.0	$58.0
Term Loans - first tranche	$—	$—	$258.5	$65.8
Term Loans - second tranche	$—	$—	$49.3	$13.1
Senior Notes due 2028	$—	$—	$374.2	$91.7
Senior Notes due 2026	$—	$—	$230.0	$6.9

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
The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 29, 2022 are as follows:

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

15.	VALUATION ACCOUNT
The Company’s valuation allowance on deferred tax assets for the years ended December 28, 2023 and December 29, 2022 was as follows (in millions):

	Years Ended
	December 28, 2023	December 29, 2022
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$245.5	$223.8
Valuation allowance added (1)	—	21.7
Valuation allowance reversed	(99.5)	—
Balance at end of period	$146.0	$245.5

(1)The changes within the valuation allowance during the years ended December 28, 2023 and December 29, 2022 relate to its deferred tax assets which the Company determined it is more-likely-than-not it will not be able to realize before they expire.

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
Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 28, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.
Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of December 28, 2023 was effective.
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
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to our directors is incorporated herein by reference from the Company's 2024 Proxy Statement under the heading “Proposal 1- Election of Directors.”
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

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Confirmation Order, dated July 27, 2023	8-K	001-33296	2.1	6/27/2023

3.1	*	The Bylaws, as amended February 2, 2024

3.2		Second Amended and Restated Certificate of Incorporation as amended.	10-Q	001-33296	3.1	11/7/2023

3.3		Certificate of Designation Series B Preferred Stock, dated August 7, 2023.	8-K	001-33296	3.1	8/7/2023

4.1	*	Description of the Registrant’s Securities
.
10.1	*
National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc., as amended through August 7, 2023.

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.2.4	2/21/2014

10.2.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission.)	10-K	001-33296	10.3.4	2/21/2014

10.3.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.1	9/17/2019

10.3.2		Second Amendment to Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Cinemark USA, Inc.	10-Q	001-33296	10.4	8/8/2022

10.4		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission.)	8-K	001-33296	10.6	2/16/2007

10.5		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.5.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.6		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.7		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.8		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.9		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.10		Restructuring Support Agreement, dated as of April 11, 2023, among the Company, NCM LLC and Consenting Secured Creditors.	8-K	001-33296	10.1	4/12/2023

10.11		Director Designation Agreement, dated as of August 7, 2023, among National CineMedia, Inc., the Consenting Creditor Designation Committee, and Blantyre Capital Limited.	8-K	001-33296	10.3	8/7/2023

10.12		Loan, Security and Guarantee Agreement dated as of August 7, 2023, by and among National CineMedia, LLC, the certain financial institution party thereto as Lenders, and CIT Northbridge Credit LLC as Agent, Sole Lead Arranger and Sole Bookrunner.	8-K	001-33296	10.1	8/7/2023

10.13		Joint Venture Termination and Settlement Agreement, dated June 3, 2023.	10-Q	001-33296	10.6	8/1/2023

10.14		Network Affiliate Transaction Agreement by and between National CineMedia, LLC and Regal Cinemas, Inc, dated June 3, 2023.	10-Q	001-33296	10.5	8/1/2023

10.15		Employment Agreement dated as of August 1, 2022, by and between National CineMedia, Inc. and Thomas F. Lesinski. +	10-Q	001-33296	10.3	8/8/2022

10.16		Amended and Restated Employment Agreement, dated June 9, 2021, by and between National CineMedia, Inc. and Scott Felenstein.	8-K	001-33296	10.3	6/10/2021

10.17		Employment Agreement dated August 25, 2021 between National CineMedia, Inc. and Ronnie Y. Ng.	8-K	001-33296	10.1	9/27/2021

10.17.1	*	First, Second, and Third Amendment to Employment Agreement between National CineMedia, Inc. and Ronnie Y. Ng

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.18		Form of Indemnification Agreement. +	8-K	001-33296	10.1	2/13/2007

10.19		Form of Indemnification Agreement (August 2018)+	10-Q	001-33296	10.3	8/7/2018

10.20		National CineMedia, Inc. 2007 Equity Incentive Plan. +	8-K	001-33296	10.2	5/2/2013

10.21		National CineMedia, Inc. 2016 Equity Incentive Plan. +	S-8	001-33296	4.1	4/29/2016

10.22		National CineMedia, Inc. 2020 Omnibus Incentive Plan.+	8-K	001-33296	10.2	5/1/2020

10.23		First Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of May 4, 2022. +	8-K	001-33296	10.1	5/9/2022

10.24		Second Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of November 2, 2023.	8-K	001-33296	10.1	11/7/2023

10.25		Form of 2012 Stock Option Agreement. +	10-K	001-33296	10.22.4	2/24/2012

10.25.1		Form of 2019 Stock Option Agreement. +	10-Q	001-33296	10.4	11/4/2019

10.25.2		Form of 2020 Stock Option Agreement. +	10-Q	001-33296	10.5	8/3/2020

10.26		Form of Restricted Stock Unit Agreement. +	10-K	001-33296	10.34	3/6/2009

10.26.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.+	S-8	001-33296	4.4	4/29/2016

10.26.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.+	10-K	001-33296	10.27.2	2/24/2017

10.26.3		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2020 Omnibus Incentive Plan - Director.+	10-Q	001-33296	10.7	8/3/2020

10.27		Form of Retention Agreement.+	8-K	001-33296	10.1	3/8/2023

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer and Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

97.1	*	Incentive Compensation Recoupment Policy

99.1		Modified First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated June 25, 2023.	8-K	001-33296	99.1	6/27/2023

101.SCH	*	Inline XBRL Taxonomy Extension Schema Document.

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*     Filed herewith.
**     Furnished herewith.
+     Management contract.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	March 18, 2024	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 18th day of March, 2024.

	Signature	Title

	/s/ Thomas F. Lesinski	Chief Executive Officer
	Thomas F. Lesinski	(Principal Executive Officer)

	/s/ Ronnie Ng	Chief Financial Officer
	Ronnie Ng	(Principal Financial and Accounting Officer)

	*	Director
Lauren Zalaznick

	*	Director
Bernadette Aulestia

	*	Director
Nicholas Bell

	*	Director
David Glazek

	*	Director
Juliana F. Hill

	*	Director
Tiago Lourenço

	*	Director
Jean-Philippe Maheu

	*	Director
Joseph Marchese

*By:	/s/ Maria Woods	Attorney-in-fact
Maria Woods