Form 10-Q
period 2024-03-28
National CineMedia, Inc.
filed 2024-05-06
CIK 1377630

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As of May 2, 2024, 96,573,088 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I
Item 1. Financial Statements
NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share data)
(UNAUDITED)

	As of
	March 28, 2024	December 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57.1	$34.6
Restricted cash	3.0	3.0
Receivables, net of allowance of $1.3 and $1.4, respectively	48.6	96.6
Prepaid expenses and other current assets	8.7	9.6
Total current assets	117.4	143.8
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $2.4 and $1.6, respectively	15.9	15.8
Intangible assets, net of accumulated amortization of $24.5 and $15.0, respectively	384.6	394.3
Other investments	1.0	0.7
Debt issuance costs, net	1.9	2.2
Other assets	17.8	10.9
Total non-current assets	421.2	423.9
TOTAL ASSETS	$538.6	$567.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$4.9	$6.6
Accrued expenses	1.7	1.6
Accrued payroll and related expenses	5.4	17.7
Accounts payable	16.2	21.7
Deferred revenue	13.0	9.8
Other current liabilities	1.3	1.0
Total current liabilities	42.5	58.4
NON-CURRENT LIABILITIES:
Long-term debt	10.0	10.0
Payable under TRA	71.9	59.8
Other liabilities	11.9	5.0
Total non-current liabilities	93.8	74.8
Total liabilities	136.3	133.2
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 and 50 issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 97,082,436 and 96,837,039 issued and outstanding, respectively	2.5	2.6
Additional paid in capital	118.0	115.3
Retained earnings	281.8	316.6
Total NCM, Inc. stockholders’ equity	402.3	434.5
Noncontrolling interests	—	—
Total equity	402.3	434.5
TOTAL LIABILITIES AND EQUITY	$538.6	$567.7
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share and per share data)
(UNAUDITED)

	Three Months Ended
	March 28, 2024	March 30, 2023
REVENUE (including revenue from related parties of $0.0, and $3.3, respectively)	$37.4	$34.9
OPERATING EXPENSES:
Network operating costs	3.6	3.9
ESA Parties and network affiliate fees (including fees to related parties of $0.0, and $13.9, respectively)	22.5	23.8
Selling and marketing costs	10.0	9.5
Administrative and other costs	13.5	20.8
Depreciation expense	1.0	1.3
Amortization expense	9.5	6.2
Total	60.1	65.5
OPERATING LOSS	(22.7)	(30.6)
NON-OPERATING EXPENSE (INCOME):
Interest on borrowings	0.4	24.0
Loss (gain) on re-measurement of the payable under the tax receivable agreement	12.3	(0.6)
Other non-operating income	(0.7)	—
Total	12.0	23.4
LOSS BEFORE INCOME TAXES	(34.7)	(54.0)
Income tax expense	—	—
CONSOLIDATED NET LOSS	(34.7)	(54.0)
Less: Net loss attributable to noncontrolling interests	—	(8.5)
NET LOSS ATTRIBUTABLE TO NCM, INC.	$(34.7)	$(45.5)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NCM, INC.	$(34.7)	$(45.5)

NET LOSS PER NCM, INC. COMMON SHARE:
Basic	$(0.36)	$(3.13)
Diluted	$(0.36)	$(3.13)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,918,564	14,550,799
Diluted	96,918,564	14,550,799
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (UNAUDITED)

	Three Months Ended
	March 28, 2024	March 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(34.7)	$(54.0)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation expense	1.0	1.3
Amortization expense	9.5	6.2
Non-cash share-based compensation	2.6	1.5
Amortization of debt issuance costs	0.2	2.7
Non-cash loss (gain) on re-measurement of the payable under the tax receivable agreement	12.3	(0.6)
Other	(0.2)	—
ESA integration and other encumbered theater payments	0.3	3.9
Other cash flows from operating activities	—	(0.2)
Changes in operating assets and liabilities:
Receivables, net	47.9	52.7
Accounts payable and accrued expenses	(17.1)	6.4
ESA amounts due to/from, net	(1.7)	(3.5)
Prepaid expenses	0.9	—
Deferred revenue	3.2	(1.0)
Other, net	(0.1)	(5.0)
Net cash provided by operating activities	24.1	10.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1.5)	(1.0)
Proceeds from the sale of assets	—	0.3
Proceeds received from equity method investment	0.2	—
Net cash used in investing activities	(1.3)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.3)	(0.4)
Repayment of term loan facility	—	(0.8)
Payment of debt issuance costs	—	(1.2)
Net cash used in financing activities	(0.3)	(2.4)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	22.5	7.3
Cash, cash equivalents and restricted cash at beginning of period	37.6	63.8
Cash, cash equivalents and restricted cash at end of period	$60.1	$71.1
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In millions)
(UNAUDITED)

	Three Months Ended
	March 28, 2024	March 30, 2023
Supplemental disclosure of non-cash financing and investing activity:
Right of use assets obtained in exchange for lease liabilities	$7.2	$—
Accrued purchases of property and equipment	$0.5	$0.2
Exchange of subsidiary equity with NCM, Inc. equity	$—	$10.3
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.2	$12.2
Cash refunds for income taxes	$0.1	$—
See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)
(In millions, except share and per share data)
(UNAUDITED)

		NCM, Inc.
						Additional Paid in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Non-controlling Interest
		Common Stock		Preferred Stock
	Consolidated	Shares	Amount	Shares	Amount
Balance—December 29, 2022	$(464.0)	12,840,264	$1.2	—	$—	$(146.2)	$(370.4)	$51.4
Income tax and other impacts of NCM LLC ownership changes	(15.5)	—	—	—	—	27.5	—	(43.0)
Issuance of shares	10.3	4,369,080	0.4	—	—	9.9	—	—
NCM LLC common membership redemption	(10.3)	—	—	—	—	(10.3)	—	—
Comprehensive loss, net of tax	(54.0)	—	—	—	—	—	(45.5)	(8.5)
Share-based compensation issued, net of tax	0.1	196,068	0.1	—	—	—	—	—
Share-based compensation expensed/ capitalized	1.6	—	—	—	—	1.5	—	0.1
Balance— March 30, 2023	$(531.8)	17,405,412	$1.7	—	$—	$(117.6)	$(415.9)	$—

Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
Share repurchases	(0.2)	(8,000)	(0.1)	—	—	—	(0.1)	—
Comprehensive loss, net of tax	(34.7)	—	—	—	—	—	(34.7)	—
Share-based compensation issued, net of tax	0.1	253,397	—	—	—	0.1	—	—
Share-based compensation expensed/ capitalized	2.6	—	—	—	—	2.6	—	—
Balance—March 28, 2024	$402.3	97,082,436	$2.5	50	$—	$118.0	$281.8	$—

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
The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), and American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and with certain network affiliates under long-term network affiliates agreements, including Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). As of March 28, 2024, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 14.8 years. The network affiliate agreements expire at various dates between January 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.7 years as of March 28, 2024.
Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC
On April 11, 2023 NCM LLC filed a voluntary petition for reorganization (the “Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023. NCM, Inc. continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code throughout the Chapter 11 Case.
On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date”), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.
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
As of March 28, 2024, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Consolidated Balance Sheet as of March 28, 2024, respectively.
Other Developments
In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 5,954,646 and 40,683,797, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% in NCM LLC as of December 28, 2023 and March 28, 2024. On February 23, 2023 and March 23, 2023, Cinemark redeemed 41,969,862 and 1,720,935, respectively, of its outstanding common membership units, in exchange for shares of NCM, Inc.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
common stock. These redemptions reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of December 28, 2023 and March 28, 2024. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.
On June 3, 2023, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated its ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement (“TRA”), the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all shares of NCM, Inc. common stock upon the Effective Date. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Beginning on July 14, 2023, Regal is no longer an ESA Party of NCM, Inc. or NCM LLC.
Basis of Presentation
The Company has prepared the unaudited Condensed Consolidated Financial Statements and related notes of NCM, Inc. in accordance with GAAP for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures typically included in an annual report have been condensed or omitted for this quarterly report.  The balance sheet as of December 28, 2023 is derived from the audited financial statements of NCM, Inc. Therefore, the unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s annual report on Form 10-K filed for the fiscal year ended December 28, 2023.
In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. In the three months ended March 28, 2024, the Company reclassified certain historical expenses on the unaudited Condensed Consolidated Statements of Operations from ‘Advertising operating costs’ and ‘Network costs’ to ‘Network operating costs’ and certain historical expenses from ‘Advertising operating costs’ and ‘ESA theater access fees and revenue shares’ to ‘ESA Parties and network affiliate fees’ to conform to current period presentation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties. The Company manages its business under one operating and reportable segment of advertising.
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
Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. The primary purpose of the reverse stock split was to comply with the Company’s obligations under a settlement reached between the Company, NCM LLC and certain lender parties thereto in connection with the Chapter 11 Case (the “NCMI 9019 Settlement”) and so that the Plan may become effective as well as to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards with respect to the closing price of the Company’s common stock. The number of shares of common stock issued and outstanding for the three months ended March 30, 2023 prior to the reverse stock split have been retroactively adjusted by the one-for-ten reverse stock split.
Significant Accounting Policies
The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 28, 2023 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.

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
The Company had no agencies through which it sourced advertising revenue that accounted for 10.0% of the Company’s gross outstanding receivable balance as of March 28, 2024 and December 28, 2023. During the three months ended March 28, 2024 and March 30, 2023, the Company had one customer that accounted for 10.2% and 13.7% of the Company’s revenue, respectively.
Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to Accounting Standards Certification (“ASC”) 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company did not record any losses related to the write-off of certain internally developed software during the three months ended March 28, 2024 and March 30, 2023, respectively.
Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date, which requires considerable judgement. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgement. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three months ended March 28, 2024, 6.3 million shares of restricted stock units were granted. During the three months ended March 30, 2023, no shares of restricted stock units were granted. During the three months ended March 28, 2024 and March 30, 2023, 187,602, and 204,431 shares of restricted stock units vested, respectively. Additionally, the Company recorded $2.6 million and $1.6 million in share-based compensation expense during the three months ended March 28, 2024 and March 30, 2023, respectively, within ‘Network operating costs’, ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations.
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

	Three Months Ended
	March 28, 2024	March 30, 2023
Net loss attributable to NCM, Inc.	$(34.7)	$(45.5)
Income tax and other impacts of subsidiary ownership changes	—	27.5
NCM LLC common membership unit redemption	—	(10.3)
Issuance of shares, net	—	9.9
Change from net loss attributable to NCM, Inc. and transfers from noncontrolling interests	$(34.7)	$(18.4)
Recently Adopted Accounting Pronouncements
The Company did not adopt any accounting pronouncements during the three months ended March 28, 2024.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which establishes segment disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must disclose incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances on and after December 15, 2024. The Company does not believe this will have a material impact on the Company’s Consolidated Financial Statements.
In January 2024, the FASB issued Accounting Standards Update No. 2023-09, Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This guidance is effective for issuances on and after December 15, 2024. The Company does not believe this will have a material impact on the Company’s Consolidated Financial Statements.
The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its Consolidated Financial Statements or notes thereto.
2.  REVENUE FROM CONTRACTS WITH CUSTOMERS AND ACCOUNTS RECEIVABLE
Revenue Recognition
The Company derives revenue principally from the sale of advertising to national, regional and local businesses in the Noovie® show, the Company’s cinema advertising and entertainment pre-show. The Company also sells advertising through the LEN, a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, the Company sells online and mobile advertising, including through Noovie Audience Accelerator, and through the Company’s digital gaming products. Further the Company sells advertising in a variety of complementary out of home venues, including restaurants, convenience stores and college campuses. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers.
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
The Company does not have any significant contracts with customers with terms in excess of one year that are noncancellable as of March 28, 2024. Agreements with a duration less than one year are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.
Disaggregation of Revenue
The Company disaggregates revenue based upon the type of customer: national; local and regional and beverage concessionaire. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes revenue from contracts with customers for the three months ended March 28, 2024 and March 30, 2023 (in millions):

	Three Months Ended
	March 28, 2024	March 30, 2023
National advertising revenue	$29.5	$22.5
Local and regional advertising revenue	5.3	8.0
ESA advertising revenue from beverage concessionaire agreements	2.6	4.4
Total revenue	$37.4	$34.9
Deferred Revenue and Unbilled Accounts Receivable
Revenue recognized in the three months ended March 28, 2024 that was included within the ‘Deferred revenue’ balance as of December 28, 2023 was $6.7 million. As of March 28, 2024 and March 30, 2023, the Company had $1.6 million and $3.5 million in unbilled accounts receivable, respectively.
Allowance for Doubtful Accounts
The allowance for doubtful accounts balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the three months ended March 28, 2024 and March 30, 2023, respectively, were as follows (in millions):

	Three Months Ended
	March 28, 2024		March 30, 2023
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.1	$1.3	$0.3	$1.4
Provision for bad debt	—	(0.1)	—	—
Write-offs, net	—	—	—	—
Balance at end of period	$0.1	$1.2	$0.3	$1.4
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

	Three Months Ended
	March 28, 2024	March 30, 2023
Net loss attributable to NCM, Inc. (in millions)	$(34.7)	$(45.5)
Weighted average shares outstanding:
Basic	96,918,564	14,550,799
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—
Diluted	96,918,564	14,550,799
Loss per NCM, Inc. share:
Basic	$(0.36)	$(3.13)
Diluted	$(0.36)	$(3.13)
The effect of the 2,741,617 weighted average exchangeable NCM LLC common units held by AMC, Cinemark, and Regal for the three months ended March 30, 2023 have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. There were no weighted average exchangeable NCM LLC common units held by NCM LLC’s other members for the three months ended March 28, 2024. NCM LLC common units do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 7,108,951, and 494,695 stock options and non-vested (restricted) shares for the three months ended March 28, 2024 and March 30, 2023, respectively, excluded from the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.
On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023 to 17,411,323 shares outstanding post-split. In accordance with ASC 260—Earnings Per Share, loss per share for the three months ended March 30, 2023 were retrospectively adjusted for the reverse stock split.
4.  RECONSOLIDATION OF NCM LLC
On April 11, 2023, NCM LLC filed the Chapter 11 Case. Upon filing the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes as of April 11, 2023 (the “Petition Date”), the date on which NCM LLC filed its Chapter 11 petition, as NCM LLC was under the control of the Bankruptcy Court, and therefore, NCM LLC was deconsolidated from the Company’s consolidated financial statements prospectively, resulting in a $557.7 million gain recorded in ‘Gain on deconsolidation of affiliate’ in the Consolidated Statements of Operations for the year ended December 28, 2023. The recorded gain was measured as the excess of the estimated fair value of the investment in NCM LLC retained over the Net Liabilities of NCM LLC as of April 11, 2023. The investment of NCM LLC was measured at cost minus any impairment in accordance with the measurement alternative outlined in ASC 321—Investments—Equity Securities. While NCM LLC remained in bankruptcy, NCM, Inc. accounted for the retained equity interest in NCM LLC at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. Significant assumptions utilized within these analyses included the weighted average cost of capital and NCM LLC’s forecasted cash flows.
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
The following table summarizes the fair value of NCM LLC and provisional fair values of the assets acquired and liabilities assumed as of the reconsolidation date (in millions):

Fair value of assets acquired:
Cash, cash equivalents and restricted cash	$49.6
Receivables, net	74.8
Prepaid expenses and other current assets	7.2
Property and equipment, net	14.8
Other investments	0.9
Debt issuance costs, net	2.4
Fair value of intangible assets	415.0
Other assets	10.0
Total assets acquired	574.7
Fair value of liabilities assumed:
Amounts due to members, net	(15.3)

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accrued expenses	(0.7)
Accrued payroll and related expenses	(9.9)
Accounts payable	(37.3)
Deferred revenue	(11.1)
Other current liabilities	(1.5)
Long-term debt	(10.0)
Other liabilities	(5.5)
Total liabilities assumed	(91.3)
Fair value of NCM LLC	$483.4
There have been no adjustments to the provisional purchase price and fair value estimates presented in Note 5 of the Company’s Form 10-K for the year ended December 28, 2023.
The provisional identifiable intangible assets of $415.0 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective weighted-average estimated useful lives.

	Estimated Fair Value (in millions)	Useful Life (years)
Exhibitor service agreements	$250.0	13.0
Network affiliates agreements	75.0	16.0
Customer relationships	75.0	6.0
Trademarks	15.0	8.0
Total intangible assets	$415.0
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
Upon NCM LLC’s emergence from the Chapter 11 Case, NCM, Inc. remeasured the value of the investment in NCM LLC to the estimated fair value calculated as NCM, Inc.’s percentage ownership of NCM LLC, due to NCM, Inc.’s ownership of the secured debt of NCM LLC and the NCMI Capital Contribution, multiplied by the fair value of NCM LLC as of the Effective Date of $483.4 million. The value of the cost investment of NCM LLC immediately prior to the Effective Date was $11.9 million based upon NCM, Inc.’s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. The increase in the fair value resulted in a ‘Gain on re-measurement of the investment in NCM LLC’ of $35.5 million in the Consolidated Statements of Operations for the year ended December 28, 2023.
Upon reconsolidation, NCM, Inc. recorded the provisional fair values of the assets acquired and liabilities assumed as of the reconsolidation date and the investment in NCM LLC was further adjusted to the full purchase price value of $483.4 million. The difference between the purchase price of NCM LLC and the fair value of NCM, Inc.’s investment in NCM LLC as calculated above, the $15.5 million of cash contributed by NCM, Inc. (consisting of $0.5 million related to the General Unsecured Claim Pool and $15.0 million under the NCMI Capital Contribution) and the shares issued to NCM LLC’s secured lenders of $245.3 million resulted in a gain of $167.8 million upon the reconsolidation of NCM LLC. The Company recognized a gain due to the variance between the fair value of NCM LLC’s assets and liabilities and NCM, Inc.’s depressed stock price on the Effective Date and the NCM, Inc. shares retained by the existing shareholders as part of the NCMI 9019 Settlement. NCM, Inc.’s stock price had been negatively impacted beginning with the COVID-19 pandemic followed by Cineworld’s bankruptcy proceeding and NCM LLC’s Chapter 11 Case, as well as by other socioeconomic factors.
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three months ended
March 30, 2023
Revenue	$34.9
Net Loss	$(33.9)
5. INTANGIBLE ASSETS
The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, as well as for customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of the intangibles. For the contractual rights to provide its service within the theaters under the ESA and network affiliate agreements, the estimated useful life corresponds to the term of the ESAs and the average renewable term of the contracts with the network affiliates. For the customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company, the estimated useful life corresponds to industry standard lives for customer relationships and trademarks. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the three months ended March 28, 2024 and March 30, 2023.
Common Unit Adjustments—In accordance with NCM LLC’s Common Unit Adjustment Agreement, on an annual basis NCM LLC determines the amount of common membership units to be issued to or returned by AMC and Cinemark based on theater additions, new builds or dispositions during the previous year. In the event that either AMC or Cinemark does not have sufficient common membership units to return, the adjustment is satisfied in cash in an amount calculated pursuant to NCM LLC’s Common Unit Adjustment Agreement. In addition, NCM LLC’s Common Unit Adjustment Agreement requires that a Common Unit Adjustment occur for either AMC or Cinemark if its acquisition or disposition of theaters, in a single transaction or cumulatively since the most recent Common Unit Adjustment, results in an attendance increase or decrease in excess of two percent of the annual total attendance at the prior adjustment date. Upon the issuance of common membership units, the Company records an addition to the intangible asset related to AMC and Cinemark’s respective ESAs equal to the fair market value of NCM, Inc.’s publicly traded stock as of the date on which the common membership units were issued. The NCM LLC common membership units are fully convertible into NCM, Inc.’s common stock.
Subsequent to the first quarter of 2024, NCM LLC issued 135,473 common membership units to AMC and Cinemark for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network during the 2023 fiscal year.
Pursuant to and in connection with the Chapter 11 Case during the year ended December 28, 2023, NCM LLC did not issue common membership units to Cinemark for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network for the 2022 fiscal year and the 16,581,829 units issued to AMC were issued and cancelled on the Effective Date.
Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“encumbered theaters”), the applicable ESA Party may elect to receive common membership units related to those encumbered theaters in connection with the Common Unit Adjustment.  If the ESA Party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for encumbered theaters. These payments are also accounted for as a reduction to the intangible asset related to the ESAs. During the three months ended March 28, 2024 and March 30, 2023, the Company recorded a reduction to net intangible assets of $0.2 million and $0.3 million, respectively, related to other encumbered theater payments. During the three months ended March 28, 2024 and March 30, 2023, AMC and Cinemark paid a total of $0.3 million and $3.9 million, respectively, in integration and other encumbered theater payments (as payments are made one quarter and one month in arrears, respectively). If common membership units are issued to an ESA Party for newly acquired theaters that are subject to an existing on-screen advertising agreement with an

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.
As of March 28, 2024 and December 28, 2023, the Company’s intangible assets related to the ESA Party agreements was $231.8 million, net of accumulated amortization of $12.3 million, and $236.7 million, net of accumulated amortization of $7.6 million, respectively, with weighted average remaining lives of 12.4 years and 12.6 years, respectively.
As of March 28, 2024 and December 28, 2023, the Company’s intangible assets related to the network affiliate agreements was $72.0 million, net of accumulated amortization of $3.0 million, and $73.2 million, net of accumulated amortization of $1.8 million, respectively, with weighted average remaining lives of 15.4 years and 15.6 years, respectively.
As of March 28, 2024 and December 28, 2023, the Company’s intangible assets related to customer relationships, was $67.0 million, net of accumulated amortization of $8.0 million, and $70.1 million, net of accumulated amortization of $4.9 million, respectively, with weighted average remaining lives of 5.4 years and 5.6 years, respectively.
As of March 28, 2024 and December 28, 2023, the Company’s intangible assets related to the trademark, was $13.8 million, net of accumulated amortization of $1.2 million, and $14.3 million, net of accumulated amortization of $0.7 million, respectively, with weighted average remaining lives of 7.4 years and 7.6 years, respectively.
The estimated aggregate amortization expense for the remainder of fiscal 2024 is $28.3 million and $37.8 million each for fiscal years 2025 and 2028.
6.  RELATED PARTY TRANSACTIONS
ESA Party and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and AMC, Cinemark, and Regal which are outlined below.
AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. As of March 28, 2024, AMC’s ownership was 0.0% of NCM LLC and NCM, Inc.
Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero), TRA payments and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. As of March 28, 2024, Cinemark’s ownership was 4.5% of NCM, Inc. and 0.0% of NCM LLC.
On June 3, 2023, NCM LLC entered into the Regal Advertising Agreement and Regal Termination Agreement which became effective on July 14, 2023. Pursuant to the Regal Termination Agreement, Regal rejected and terminated its ESA with NCM LLC. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all 4,068,350 shares in the Company, totaling $13.0 million, upon the effective date of the Plan. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. From and after July 14, 2023, Regal is no longer an ESA Party or related party to NCM, Inc. or NCM LLC.
The material agreements with the ESA Parties are as follows:
•ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the ESA Parties’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
of the ESA Parties). The advertising services include the use of the digital content network (“DCN”) equipment required to deliver the on-screen advertising and other content included in the Noovie® show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in the Noovie show is sold to the ESA Parties to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the ESA Parties’ theaters, theater patrons, the network equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the ESA Parties receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC also pays Cinemark and paid Regal (through July 14, 2023) incremental monthly theater access fees and, subject to NCM LLC’s use of specified inventory, a revenue share in consideration for NCM LLC’s access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the Cinemark ESA was extended until 2041. The ESAs and 2019 ESA Amendments were considered leases with related parties under ASC 842. As described above, the Regal ESA was rejected by Regal in connection with Regal’s Chapter 11 case and terminated by the Regal Termination Agreement.
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
    The following tables provide summaries of the transactions between NCM, Inc. and AMC, Cinemark, and Regal when they were related parties (in millions):

	Three Months Ended
Included in the unaudited Condensed Consolidated Statements of Operations:	March 28, 2024	March 30, 2023
Revenue:	(1)
Beverage concessionaire revenue (included in revenue) (2)	$—	$3.3
Operating expenses:
ESA theater access fee and revenue share (3)	$—	$13.9
________________________________________
(1)For the three months ended March 28, 2024 there was no related party activity for AMC, Cinemark or Regal.
(2)For the three months ended March 30, 2023, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA. Beverage revenue above is only reflective of periods where Cinemark and Regal were related parties.
(3)Comprised of payments per theater attendee, payments per digital screen with respect to Cinemark and Regal theaters included in the Company’s network and payments for access to higher quality digital cinema equipment. Following the 2019 ESA Amendments this also includes payments to Cinemark and Regal (through July 14, 2023) for their share of the revenue from the sale of an additional single unit that is either 30 or 60 seconds of the Noovie pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film (the “Platinum Spot”). Theater access fees and revenue share expenses above are only reflective of periods where Cinemark and Regal were related parties.

7.  BORROWINGS
The following table summarizes total outstanding debt as of March 28, 2024 and December 28, 2023 and the significant terms of its borrowing arrangements (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Outstanding Balance as of
Borrowings	March 28, 2024	December 28, 2023	Maturity Date	Interest Rate
Revolving Credit Facility 2023	$10.0	$10.0	August 7, 2026	(1)
Total borrowings	10.0	10.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	—	—
Total borrowings, net	10.0	10.0
Less: current portion of debt	—	—
Carrying value of long-term debt	$10.0	$10.0
_________________________________________________
(1)The interest rates on the revolving credit facility is described below.
Loan, Security and Guarantee Agreement—On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the Revolving Credit Facility 2023 is $55,000,000. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability is greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023, as of March 28, 2024. The Revolving Credit Facility 2023 also contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of March 28, 2024, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net of letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of March 28, 2024 was 9.19%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.
The Revolving Credit Facility 2023 contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at March 28, 2024, including maintaining a fixed charge coverage ratio in excess of 1.1 to 1.0 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC is permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default has occurred and continues to occur. Dividend payments and other distributions are made if the fixed charge coverage ratio is in excess of 1.1 to 1.0 and availability, after the distribution, is in compliance with the availability thresholds.
There are no borrower distribution restrictions as long as NCM LLC’s fixed coverage ratio is 1.1 to 1.0, NCM LLC maintains availability under the availability thresholds and NCM LLC is in compliance with its debt covenants. If there are borrower distribution restrictions on the payments, NCM LLC may not declare or pay any dividends, or make any payments on account of NCM LLC or make any other distribution for obligations of NCM LLC. When these restrictions are effective, NCM LLC may still pay the services fee and reimbursable costs pursuant to terms of a management services agreement, between NCM, Inc. and NCM LLC, in exchange for NCM, Inc. providing specified management services to NCM LLC. NCM LLC can also make payments pursuant to the Common Unit Adjustment Agreement and Tax Receivable Agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s ESA Parties.
As of March 28, 2024, the NCM LLC’s fixed charge coverage ratio was 6.6 to 1.0 (versus the required ratio of 1.1 to 1.0) and had maximum availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million).
8.  INCOME TAXES
Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three months ended March 28, 2024 and for the three months ended March 30, 2023 resulting in an effective tax rate of 0.0%

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
for both periods. The Company recorded a full valuation allowance on its net deferred tax assets as of December 28, 2023 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of March 28, 2024, resulting in deferred tax expense of $0.0 million for the three months ended March 28, 2024 and the Company’s effective tax rate of 0.0%.
9.  COMMITMENTS AND CONTINGENCIES
Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business.  The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.
Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $11.3 million and short-term and long-term lease liabilities of $1.2 million and $11.9 million, respectively, on the balance sheet as of March 28, 2024 for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Other liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of March 28, 2024, the Company had a weighted average remaining lease term of 7.7 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of March 28, 2024, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.
During the three months ended March 28, 2024 and March 30, 2023, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended
	March 28, 2024	March 30, 2023
Operating lease cost	$0.8	$0.9
Variable lease cost	0.1	0.1
Total lease cost	$0.9	$1.0
The Company made total lease payments of $0.8 million and $1.0 million during the three months ended March 28, 2024 and March 30, 2023, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.
Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The company recorded $5.9 million and $6.2 million in amortization of these intangible assets in the three months ended March 28, 2024 and March 30, 2023, respectively.
In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be

NATIONAL CINEMEDIA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
adjusted upward to reach this minimum payment. As of March 28, 2024 and December 28, 2023, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.
Following the 2019 ESA Amendments, Cinemark receives an additional monthly theater access fee that began on November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron: (i) $0.0375 per patron beginning on November 1, 2020, (ii) $0.05 per patron beginning on November 1, 2021, (iii) $0.052 per patron beginning on November 1, 2022 and (iv) increase 8% every five years beginning November 1, 2027. Additionally, following the 2019 ESA Amendments, beginning on November 1, 2019, NCM LLC is entitled to display the Platinum Spot, an additional single unit that is either 30 or 60 seconds of the Noovie® pre-show in the trailer position directly prior to the “attached” trailers preceding the feature film. The “attached” trailers are those provided by studios to Cinemark that are with the feature film, which is at least one trailer, but sometimes two or more trailers. In consideration for the utilization of the theaters for the Platinum Spots, Cinemark is entitled to receive a percentage of all revenue generated for the actual display of Platinum Spots in their applicable theaters, subject to a specified minimum. If NCM LLC runs advertising in more than one concurrent advertisers’ Platinum Spot for any portion of the network over a period of time, then NCM LLC will be required to satisfy a minimum average CPM for that period of time. The Company does not owe any theater access fees or any Platinum Spot revenue share when the theaters are not displaying the Company's pre-show or when the Company does not have access to the theaters. The digital screen fee is calculated based upon average screens in use during each month.
The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of March 28, 2024, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $258.3 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from two years to nine years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of March 28, 2024 and December 28, 2023, within ‘Accounts payable’ in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.
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
Other investments consisted of the following (in millions):

	As of
	March 28, 2024	December 28, 2023
Investment in AC JV, LLC	$1.0	$0.7
Total	$1.0	$0.7
As of March 28, 2024, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.
Borrowings—The carrying amount of the Revolving Credit Facility 2023 is considered a reasonable estimate of fair value due to its floating-rate terms. Following August 7, 2023, upon emergence from bankruptcy, all historical debt of NCM LLC was discharged.
Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of March 28, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$10.0	$10.0	$—	$—
Total assets	$10.0	$10.0	$—	$—

(1)Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts.
11.  SUBSEQUENT EVENTS
Share Repurchase Program—Subsequent to the three months ended March 28, 2024, in accordance with the stock repurchase plan approved on March 18, 2024 by the Company’s Board of Directors, 509,348 shares were repurchased on the open market for $2.6 million. In accordance with ASC 505—Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.
Common Unit Adjustment and Cinemark Redemption - On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024 while AMC’s ownership interest is de minimis.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended.  All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements.  In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words.  These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” in our annual report on Form 10-K for the Company’s fiscal year ended December 28, 2023. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our annual report on Form 10-K for the Company’s fiscal year ended December 28, 2023. In the following discussion and analysis, the term net income refers to net income attributable to NCM, Inc.
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
We present multiple formats of The Noovie Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of March 28, 2024, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 64.8% of our network. All other NCM network theater circuits, which make up the remaining 35.2% of our network, present The Noovie Show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.
We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Audience Accelerator, across our suite of Noovie digital properties, as well as a variety of complementary out of home venues in order to reach entertainment audiences beyond the theater. As of March 28, 2024, over 7.3 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 794.0 million data sets as of March 28, 2024. We have long-term exhibitor service agreements (“ESAs”) (approximately 14.8 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between January 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.7 years as of March 28, 2024. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).
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
Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our annual report on Form 10-K filed with the SEC on March 18, 2024 for our fiscal year ended December 28, 2023.
Recent Developments

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. During the three months ended March 28, 2024, 8,000 shares were repurchased on the open market. In accordance with ASC 505—Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.
Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC
On April 11, 2023 NCM LLC filed a voluntary petition for reorganization (the “Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023. NCM, Inc. continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code throughout the Chapter 11 Case.
On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date’), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.
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
As of March 28, 2024, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of March 28, 2024, respectively.
Summary Historical and Operating Data
You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.
Our Operating Data—The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data):

			% Change
	Q1 2024	Q1 2023	Q1 2023 to Q1 2024
Revenue	$37.4	$34.9	7.2%
Operating expenses:
Network operating costs	3.6	3.9	(7.7)%
ESA Parties and network affiliate fees	22.5	23.8	(5.5)%
Selling and marketing costs	10.0	9.5	5.3%
Administrative and other costs	13.5	20.8	(35.1)%
Depreciation expense	1.0	1.3	(23.1)%
Amortization expense	9.5	6.2	53.2%
Total operating expenses	60.1	65.5	(8.2)%
Operating loss	(22.7)	(30.6)	(25.8)%
Non-operating expense	12.0	23.4	(48.7)%
Income tax expense	—	—	—%
Net loss attributable to noncontrolling interests	—	(8.5)	(100.0)%
Net loss attributable to NCM, Inc.	$(34.7)	$(45.5)	(23.7)%

Net loss per NCM, Inc. basic share	$(0.36)	$(3.13)	(88.5)%
Net loss per NCM, Inc. diluted share	$(0.36)	$(3.13)	(88.5)%

Adjusted OIBDA	$(5.7)	$(10.9)	(47.7)%
Adjusted OIBDA margin	(15.2)%	(31.2)%	16.0%
Total theater attendance (in millions) (1)	75.8	90.0	(15.8)%
_________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented. Refer to Note 6 to the unaudited Condensed Consolidated Financial Statements included elsewhere in this document.

Non-GAAP Financial Measures
Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.  Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, impairment of long-lived assets, workforce reorganization costs and fees and expenses related to involvement in Regal’s Chapter 11 case (the “Cineworld Proceeding”) and the Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, impairment of long-lived assets, workforce reorganization costs and fees and expenses related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in the Company’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, impairments of long-lived assets, workforce reorganization costs and fees and expenses related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in the Company’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for the periods presented (dollars in millions):

	Q1 2024	Q1 2023
Operating loss	$(22.7)	$(30.6)
Depreciation expense	1.0	1.3
Amortization expense	9.5	6.2
Share-based compensation costs (1)	2.6	1.6
Impairment of long-lived assets (2)	0.1	—
Workforce reorganization costs (3)	1.5	—
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (4)	2.3	10.6
Adjusted OIBDA	$(5.7)	$(10.9)
Total revenue	$37.4	$34.9
Adjusted OIBDA margin	(15.2)%	(31.2)%
____________________________________________
(1)Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying unaudited Condensed Consolidated Financial Statements.
(2)The impairment of long-lived assets primarily relates to the write down of certain property and equipment no longer in use.
(3)Workforce reorganization costs represents redundancy costs associated with changes to the Company’s workforce primarily implemented during the first quarter of 2024.
(4)Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case during the first quarter of 2024, as well as retention related expenses.
Our Network—The change in the number of screens in our network by the ESA Parties and network affiliates during the three months ended March 28, 2024 was as follows.

	Number of screens
	ESA Parties	Network Affiliates	Total
Balance as of December 28, 2023	9,573	8,830	18,403
Lost affiliates (1)	—	(89)	(89)
Closures, net of openings (2)	(21)	4	(17)
Balance as of March 28, 2024	9,552	8,745	18,297
______________________________________
(1)Represents the loss of two of our affiliates following the end of their affiliate agreements resulting in a reduction of 89 affiliate screens to our network as of March 28, 2024.
(2)Represents the closure of 17 screens, net of new screens added, across our ESA Parties and network affiliates.
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
Basis of Presentation
The results of operations data for the three months ended March 28, 2024 (first quarter of 2024) and March 30, 2023 (first quarter of 2023) was derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.
Results of Operations
First Quarter of 2024 and First Quarter of 2023

Revenue. Total revenue increased 7.2%, from $34.9 million for the first quarter of 2023 to $37.4 million for the first quarter of 2024. The following is a summary of revenue by category (in millions):

			$ Change	% Change
	Q1 2024	Q1 2023	Q1 2023 to Q1 2024	Q1 2023 to Q1 2024
National advertising revenue	$29.5	$22.5	$7.0	31.1%
Local and regional advertising revenue	5.3	8.0	(2.7)	(33.8)%
ESA Party advertising revenue from beverage concessionaire agreements	2.6	4.4	(1.8)	(40.9)%
Total revenue	$37.4	$34.9	$2.5	7.2%
The following table shows data on theater attendance and revenue per attendee for the three months ended March 28, 2024 and March 30, 2023:

			% Change
	Q1 2024	Q1 2023	Q1 2023 to Q1 2024
National advertising revenue per attendee	$0.389	$0.250	55.6%
Local and regional advertising revenue per attendee	$0.070	$0.089	(21.3)%
Total advertising revenue (excluding ESA Party beverage revenue) per attendee	$0.459	$0.339	35.4%
Total revenue per attendee	$0.493	$0.388	27.1%
Total theater attendance (in millions) (1)	75.8	90.0	(15.8)%
 ________________________________________________________
(1)Represents the total attendance within our advertising network, excluding screens and attendance associated with certain AMC Carmike theaters that were part of another cinema advertising network during the periods presented.
National advertising revenue. National advertising revenue increased by $7.0 million, or 31.1%, from $22.5 million for the first quarter of 2023 to $29.5 million for the first quarter of 2024. The increase in national advertising revenue was primarily due to a 61.6% increase in national advertising utilization in the first quarter of 2024, as compared to the first quarter of 2023 as well as a 1.2% increase in national advertising CPMs. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in our Noovie show, which can be expanded, should market demand dictate. These increases were partially offset by a 15.8% decrease in network attendance due to a decreased movie slate in the first quarter of 2024 compared to the first quarter of 2023, caused by the writer and actor strikes in 2023.
Local and regional advertising revenue. Local and regional advertising revenue decreased by $2.7 million, or 33.8%, from $8.0 million for the first quarter of 2023 to $5.3 million for the first quarter of 2024. The decrease in local and regional advertising revenue was primarily due to a 15.8% decrease in network attendance due to a decreased movie slate in the first quarter of 2024 compared to the first quarter of 2023, caused by the writer and actor strikes in 2023, coupled with a decrease in local and regional advertiser demand. These decreases were partially offset by 3.7% increase in CPMs in the first quarter of 2024, as compared to the first quarter of 2023.
ESA Party beverage revenue. National advertising revenue from the ESA Parties’ beverage concessionaire agreement decreased $1.8 million, or 40.9%%, from $4.4 million for the first quarter of 2023 to $2.6 million for the first quarter of 2024. The decrease was due to a due to Regal’s termination of their ESA in 2023 and the resulting discontinuation of their beverage revenue as well as an 8.7% decrease in ESA Party attendance for the first quarter of 2024, as compared to the first quarter of 2023.
Operating expenses. Total operating expenses decreased $5.4 million, or 8.2%, from $65.5 million for the first quarter of 2023 to $60.1 million for the first quarter of 2024. The following table shows the changes in operating expense for the first quarter of 2024 (in millions):

			$ Change	% Change
	Q1 2024	Q1 2023	Q1 2023 to Q1 2024	Q1 2023 to Q1 2024
Network operating costs	$3.6	$3.9	$(0.3)	(7.7)%
ESA Parties and network affiliate fees	22.5	23.8	(1.3)	(5.5)%
Selling and marketing costs	10.0	9.5	0.5	5.3%
Administrative and other costs	13.5	20.8	(7.3)	(35.1)%
Depreciation expense	1.0	1.3	(0.3)	(23.1)%
Amortization expense	9.5	6.2	3.3	53.2%
Total operating expenses	$60.1	$65.5	$(5.4)	(8.2)%
Network operating costs. Network operating costs decreased $0.3 million, or 7.7%, from $3.9 million for the first quarter of 2023 to $3.6 million for the first quarter of 2024. The decrease was primarily due to a $0.2 million decrease in personnel related expenses for the first quarter of 2024, compared to the first quarter of 2023.
ESA Parties and network affiliate fees. ESA Parties and network affiliate fees decreased by $1.3 million, or 5.5%, from $23.8 million for the first quarter of 2023 to $22.5 million for the first quarter of 2024. The decrease was primarily due to the 15.8% decrease in network attendance, as well as the rejection of certain affiliate agreements through the bankruptcy proceedings in 2023. These decreases were partially offset by the increase in fees owed under the Regal Advertising Agreement, which commenced on July 14, 2023, as well as due to contractual rate increases for the first quarter of 2024, as compared to the first quarter of 2023.
Selling and marketing costs. Selling and marketing costs increased $0.5 million, or 5.3%, from $9.5 million for the first quarter of 2023 to $10.0 million for the first quarter of 2024. The increase was primarily due to a $0.4 million increase in selling expenses in line with the increase in advertising revenue, as well as a $0.5 million increase in severance expense due to the workforce reorganization in the first quarter of 2024. These increases were partially offset by a $0.4 million decrease in other personnel related costs for the first quarter of 2024, compared to the first quarter of 2023.
Administrative and other costs. Administrative and other costs decreased $7.3 million, or 35.1%, from $20.8 million for the first quarter of 2023 to $13.5 million for the first quarter of 2024. The decrease was primarily due to a $8.4 million decrease in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding for the first quarter of 2024, compared to the first quarter of 2023. This decrease was partially offset by a $0.8 million increase in severance due to the workforce reorganization in the first quarter of 2024 and a $0.5 million net increase in other personnel related expense primarily due to an increase in share based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to no grant activity in 2023.
Depreciation expense. Depreciation expense decreased $0.3 million, or 23.1%, from $1.3 million for the first quarter of 2023 to $1.0 million in the first quarter of 2024. This decrease was primarily due to the fair value adjustments to NCM LLC’s property and equipment upon reconsolidation on August 7, 2023.
Amortization expense. Amortization expense increased $3.3 million, or 53.2%, from $6.2 million for the first quarter of 2023 to $9.5 million for the first quarter of 2024. The increase was primarily due to the fair value adjustments to NCM LLC’s intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.
Non-operating expense. Total non-operating expense decreased $11.4 million, or 48.7%, from $23.4 million in non-operating expense for the first quarter of 2023 to $12.0 million in non-operating expense for the first quarter of 2024. The following table shows the changes in non-operating income/expense for the first quarter of 2024 and the first quarter of 2023 (in millions):

			$ Change	% Change
	Q1 2024	Q1 2023	Q1 2023 to Q1 2024	Q1 2023 to Q1 2024
Interest on borrowings	$0.4	$24.0	$(23.6)	(98.3)%
Gain on re-measurement of the payable under the tax receivable agreement	12.3	(0.6)	12.9	(2150.0)%
Other non-operating income	(0.7)	—	(0.7)	100.0%
Total non-operating expenses	$12.0	$23.4	$(11.4)	(48.7)%

The decrease in non-operating expense was primarily due to a $23.6 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC’s emergence from bankruptcy and reconsolidation by NCM, Inc. on August 7, 2023, a $0.7 million increase in other non-operating income primarily due to a $0.4 million decrease in loss on modification and retirement of debt. This was partially offset by a $12.9 million increase in the loss on re-measurement of the payable under the tax receivable agreement due to the inclusion of three years of projected taxable book income/(loss) within the calculation of the TRA payable in the first quarter of 2024, as compared to only one year in the first quarter of 2023, due to management’s ability to more accurately forecast following the conclusion of the COVID-19 pandemic.
Known Trends and Uncertainties
Beverage Revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2023 and 2022, Cinemark and Regal, prior to its termination of the ESA, purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year. From and after July 14, 2023, the effective date of the Regal Advertising Agreement, the Company no longer receives ESA beverage revenue from Regal.
Theater Access Fees—In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with an increase occurring in the current year and the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark receives and Regal previously received an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027. On July 14, 2023, Regal rejected and terminated the Regal ESA and the Regal Advertising Agreement became effective. The payments under the Regal Advertising Agreement are based on the attendance at Regal’s theaters and the revenue generated by the Company through advertising displayed in Regal’s theaters and recorded within “ESA Parties and network affiliate fees” in the unaudited Condensed Consolidated Statement of Operations.
Financial Condition and Liquidity
Liquidity and Capital Resources
Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest or principal payments on our Revolving Credit Facility 2023 (as defined below), income tax payments, TRA payments, available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark and AMC in the event the ESA Parties hold NCM LLC membership units and amount of dividends to NCM, Inc.’s common stockholders.
On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the revolver is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amounts currently outstanding under the Revolving Credit Facility 2023, as of March 28, 2024.
A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	March 28, 2024	December 28, 2023	March 30, 2023	YE 2023 to Q1 2024	Q1 2023 to Q1 2024
Cash, cash equivalents and marketable securities (1)	$57.1	$34.6	$70.0	$22.5	$(12.9)
NCM LLC Revolving Credit Facility 2023 availability (2)	44.4	44.4	—	—	44.4
NCM LLC revolving credit facility availability (3)	—	—	7.2	—	(7.2)
Total liquidity	$101.5	$79.0	$77.2	$22.5	$24.3
_________________________
(1)Included in cash, cash equivalents and marketable securities as of March 28, 2024, December 28, 2023 and March 30, 2023, was $54.8 million, $31.9 million and $54.7 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which subject to fluctuations in underlying the assets, is $55.0 million as of March 28, 2024. As of March 28, 2024, the amount available under the NCM LLC Revolving Credit Facility 2023 in the table above is net of the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million, and net letters of credit of $0.6 million.
(3)The revolving credit facility portion of NCM LLC’s total borrowings that was available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the previous senior secured credit facility, and a portion was available for letters of credit. NCM LLC’s total capacity under the previous revolving credit facility pursuant to the credit agreement, dated as of June 20, 2018 among NCM LLC as Borrower, JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto (the “Credit Agreement 2018”) was $175.0 million as of December 28, 2023 and March 30, 2023 and NCM LLC’s total capacity under the previous revolving credit facility pursuant to the revolving credit agreement, dated as of January 5, 2022, among NCM LLC as Borrower, Wilmington Savings Fund Society, FSB in its capacity as administrative agent, and the lenders party thereto (the “Revolving Credit Agreement 2022”) was $50.0 million as of December 28, 2023 and March 30, 2023. As of December 28, 2023 and March 30, 2023, the amount available under the NCM LLC revolving credit facilities pursuant to the Credit Agreement 2018 and the Revolving Credit Agreement 2022 in the table above was net of the amount outstanding under the revolving credit facilities of $217.0 million and $217.0 million, respectively, and net letters of credit of $0.8 million and $1.2 million, respectively.
As of March 28, 2024, the weighted average remaining maturity of our debt was 2.4 years. As of March 28, 2024, 100.0% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.
We have used and generated cash as follows (in millions):

	Three Months Ended
	March 28, 2024	March 30, 2023
Operating cash flow	$24.1	$10.4
Investing cash flow	$(1.3)	$(0.7)
Financing cash flow	$(0.3)	$(2.4)
•Operating Activities. The $13.7 million increase in cash provided by operating activities for the three months ended March 28, 2024, as compared to the three months ended March 30, 2023, was primarily due to 1) $33.6 million decrease in net loss adjusted for non-cash items during the three months ended March 28, 2024, as compared to the three months ended March 30, 2023, 2) a $4.9 million change in other operating assets and liabilities primarily due to the commencement of new leases in the three months ended March 28, 2024, 3) a $4.2 million increase in deferred revenue, 4) a $1.8 million decrease in payments to the ESA parties and 5) a $0.9 million decrease in prepaid expenses during the three months ended March 28, 2024, as compared to the three months ended March 30, 2023. The increases in cash provided by operating activities were partially offset by 1) a $23.5 million increase in payments of accounts payable and accrued expenses, 2) a $4.8 million decrease in account receivable collections and 3) a $3.6 million decrease in integration and other encumbered theaters payments received in the three months ended March 28, 2024, as compared to the three months ended March 30, 2023.
•Investing Activities. The $0.6 million increase in cash used in investing activities for the three months ended March 28, 2024, as compared to the three months ended March 30, 2023, was primarily due to a $0.5 million increase in purchases of property and equipment in the three months ended March 28, 2024, as compared to the three months ended March 30, 2023, in connection with the commencement of new leases.
•Financing Activities. The $2.1 million decrease in cash used in financing activities for the three months ended March 28, 2024, as compared to the three months ended March 30, 2023, was primarily due to a $1.2 million decrease in payments of debt issuance costs due to an amendment to the Credit Agreement 2018 and Revolving Credit Agreement 2022 in the three months ended March 30, 2023, as well as a $0.8 million decrease in repayment of the term loan facility due to the discharge of NCM LLC’s historical debt through its Chapter 11 Case in 2023.
Sources of Capital and Capital Requirements
NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of March 28, 2024 were $60.1 million (including $54.8 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its Revolving Credit Facility 2023 and cash on hand. NCM LLC drew down $10.0 million of its Revolving Credit Facility 2023 immediately upon emergence from bankruptcy on August 7, 2023. The $54.8 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders.
Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members (only NCM, Inc. as of March 28, 2024). The other members are only able to receive available cash when they hold units. The available cash distribution to the members of NCM LLC for the three months ended March 28, 2024 was calculated as approximately negative $10.2 million, due entirely to NCM, Inc, as the sole holder of NCM LLC units as of March 28, 2024. Pursuant to the NCM LLC Operating Agreement, there were no available cash distributions made for the first quarter of 2024. NCM, Inc. has the option to defer payment at its discretion.
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
Critical Accounting Policies
For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our annual report on Form 10-K filed for the fiscal year ended December 28, 2023 and incorporated by reference herein. As of March 28, 2024, there were no other significant changes in those critical accounting policies.
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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 28, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of March 28, 2024 were effective.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors
There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed with the SEC on March 18, 2024 for the fiscal year ended December 28, 2023.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended March 28, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs
December 28, 2023 through January 25, 2024	—	$—	—		N/A
January 26, 2024 through February 22, 2024	—	$—	—		N/A
February 23, 2024 through March 28, 2024	8,000	$5.34	8,000	(1)	$99,957,061	(1)
(1)    On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs.
Item 3.  Defaults Upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not Applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Exhibit	Reference	Description

3.1	(1)	The Bylaws, as amended February 2, 2024
10.1	(2)	Sixth Amendment to National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007
10.2	(3)	Form of Restricted Stock Unit Agreement (Time Based) - Emergence Grants
10.3	(4)	Form of Restricted Stock Unit Agreement (Performance Based) - Emergence Grants
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
  _________________________________

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to Exhibit 3.1 from the Registrant’s Annual Report on Form 10-K (File No. 001-33296) filed on March 18, 2024.
(2)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on March 18, 2024.
(3)	Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 2, 2024.
(4)	Incorporated by reference to Exhibit 10.2 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on February 2, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	May 6, 2024	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 6, 2024	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)