Form 10-Q
period 2024-06-27
National CineMedia, Inc.
filed 2024-08-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2024

or

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

As of August 1, 2024, 95,321,639 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	June 27, 2024	December 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53.8	$34.6
Restricted cash	3.0	3.0
Receivables, net of allowance of $1.0 and $1.4, respectively	50.7	96.6
Prepaid expenses and other current assets	8.9	9.6
Total current assets	116.4	143.8
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $3.5 and $1.6, respectively	15.8	15.8
Intangible assets, net of accumulated amortization of $34.0 and $15.0, respectively	375.0	394.3
Other investments	1.0	0.7
Debt issuance costs, net	1.7	2.2
Other assets	17.3	10.9
Total non-current assets	410.8	423.9
TOTAL ASSETS	$527.2	$567.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$3.9	$6.6
Accrued expenses	1.7	1.6
Accrued payroll and related expenses	10.1	17.7
Accounts payable	16.3	21.7
Deferred revenue	12.6	9.8
Other current liabilities	2.9	1.0
Total current liabilities	47.5	58.4
NON-CURRENT LIABILITIES:
Long-term debt	10.0	10.0
Payable under the TRA	70.3	59.8
Other liabilities	11.5	5.0
Total non-current liabilities	91.8	74.8
Total liabilities	139.3	133.2
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 95,238,849 and 96,837,039 issued and outstanding, respectively	2.5	2.6
Additional paid in capital	121.6	115.3
Retained earnings	263.8	316.6
Total NCM, Inc. stockholders’ equity	387.9	434.5
Noncontrolling interests	—	—
Total equity	387.9	434.5
TOTAL LIABILITIES AND EQUITY	$527.2	$567.7

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
REVENUE (including revenue from related parties of $0.0, $8.5, $0.0 and $11.8, respectively)	$54.7	$14.8	$92.1	$49.7
OPERATING EXPENSES:
Network operating costs	3.7	0.5	7.3	4.4
ESA Parties and network affiliate fees (including fees to related parties of $0.0, $2.7, $0.0 and $16.5, respectively)	26.7	4.5	49.2	28.3
Selling and marketing costs	9.6	1.1	19.6	10.6
Administrative and other costs	13.4	12.5	26.9	33.3
Depreciation expense	1.1	0.2	2.2	1.5
Amortization expense	9.5	0.9	18.9	7.1
Total	64.0	19.7	124.1	85.2
OPERATING LOSS	(9.3)	(4.9)	(32.0)	(35.5)
NON-OPERATING (INCOME) EXPENSE:
Interest on borrowings	0.4	3.1	0.9	27.1
Interest income	(0.7)	—	(1.1)	—
Loss on re-measurement of the payable under the tax receivable agreement	—	4.0	12.2	3.4
Gain on deconsolidation of NCM LLC	—	(557.7)	—	(557.7)
Other non-operating (income) expense, net	(0.3)	0.4	(0.6)	0.4
Total	(0.6)	(550.2)	11.4	(526.8)
(LOSS) INCOME BEFORE INCOME TAXES	(8.7)	545.3	(43.4)	491.3
Income tax expense	—	—	—	—
CONSOLIDATED NET (LOSS) INCOME	(8.7)	545.3	(43.4)	491.3
Less: Net loss attributable to noncontrolling interests	—	—	—	(8.5)
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(8.7)	545.3	(43.4)	499.8
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(8.7)	$545.3	$(43.4)	$499.8

NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.09)	$31.33	$(0.45)	$31.28
Diluted	$(0.09)	$31.33	$(0.45)	$28.32
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	96,409,830	17,405,864	96,664,241	15,978,331
Diluted	96,409,830	17,405,864	96,664,241	17,349,139

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Six Months Ended
	June 27, 2024	June 29, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(43.4)	$491.3
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation expense	2.2	1.5
Amortization expense	18.9	7.1
Non-cash share-based compensation	6.1	2.0
Amortization of debt issuance costs	0.4	3.1
Gain on deconsolidation	—	(557.7)
Non-cash loss on re-measurement of the payable under the tax receivable agreement	12.2	3.4
Other	(0.3)	(0.1)
ESA integration and other encumbered theater payments	0.5	3.9
Other cash flows from operating activities	—	(0.1)
Changes in operating assets and liabilities:
Receivables, net	45.6	57.8
Accounts payable and accrued expenses	(12.0)	6.8
ESA amounts due to/from, net	(2.0)	(1.0)
Amounts due to/from unconsolidated affiliate, net	—	(1.1)
Prepaid expenses	0.6	(15.7)
Deferred revenue	2.8	(0.3)
Other, net	0.2	3.6
Net cash provided by operating activities	31.8	4.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2.8)	(1.1)
Proceeds received from equity method investment	0.4	—
Proceeds from the sale of assets	—	0.3
Net cash used in investing activities	(2.4)	(0.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.3)	(0.4)
Purchases of NCM, Inc.'s common stock	(9.2)	—
Cash redemption of NCM LLC common membership units	(0.7)	—
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	—	(49.6)
Repayment of term loan facility	—	(0.8)
Payment of debt issuance costs	—	(1.2)
Net cash used in financing activities	(10.2)	(52.0)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	19.2	(48.3)
Cash, cash equivalents and restricted cash at beginning of period	37.6	63.8
Cash, cash equivalents and restricted cash at end of period	$56.8	$15.5

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Six Months Ended
	June 27, 2024	June 29, 2023
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$0.7	$—
Exchange of subsidiary equity with NCM, Inc. equity	$—	$10.3
Right of use assets obtained in exchange for lease liabilities	$7.2	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$(0.5)	$(12.2)
Cash (paid) refunded for income taxes	$(0.1)	$0.1

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.

		Common Stock		Preferred Stock
	Consolidated	Shares	Amount	Shares	Amount	Additional Paid in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Non- controlling Interest
Balance—March 30, 2023	$(531.8)	17,405,412	$1.7	—	$—	$(117.6)	$(415.9)	$—
Deconsolidation of affiliate	(33.3)	—	—	—	—	(15.2)	(18.1)	—
Comprehensive income, net of tax	545.3	—	—	—	—	—	545.3	—
Share-based compensation issued, net of tax	—	566	—	—	—	—	—	—
Share-based compensation expensed/capitalized	0.5	—	—	—	—	0.5	—	—
Balance— June 29, 2023	$(19.3)	17,405,978	$1.7	—	$—	$(132.3)	$111.3	$—

Balance—March 28, 2024	$402.3	97,082,436	$2.5	50	$—	$118.0	$281.8	$—
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	—	—	0.1	—	—
NCM LLC equity issued for purchase of intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(9.3)	(1,911,587)	—	—	—	—	(9.3)	—
Comprehensive loss, net of tax	(8.7)	—	—	—	—	—	(8.7)	—
Share-based compensation issued, net of tax	—	68,000	—	—	—	—	—	—
Share-based compensation expensed/capitalized	3.5	—	—	—	—	3.5	—	—
Balance—June 27, 2024	$387.9	95,238,849	$2.5	50	$—	$121.6	$263.8	$—

		NCM, Inc.

		Common Stock		Preferred Stock
	Consolidated	Shares	Amount	Shares	Amount	Additional Paid in Capital (Deficit)	Retained Earnings (Accumulated Deficit)	Non- controlling Interest
Balance—December 29, 2022	$(464.0)	12,840,264	$1.2	—	$—	$(146.2)	$(370.4)	$51.4
Deconsolidation of affiliate	(33.3)	—	—	—	—	(15.2)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(15.4)	—	—	—	—	27.6	—	(43.0)
Issuance of shares	10.3	4,369,080	0.4	—	—	9.9	—	—
NCM LLC common membership redemption	(10.3)	—	—	—	—	(10.3)	—	—
Comprehensive income (loss), net of tax	491.3	—	—	—	—	—	499.8	(8.5)
Share-based compensation issued, net of tax	0.1	196,634	0.1	—	—	—	—	—
Share-based compensation expensed/capitalized	2.0	—	—	—	—	1.9	—	0.1
Balance— June 29, 2023	$(19.3)	17,405,978	$1.7	—	$—	$(132.3)	$111.3	$—

Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	—	—	0.1	—	—
NCM LLC equity issued for purchase of intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(9.5)	(1,919,587)	(0.1)	—	—	—	(9.4)	—
Comprehensive loss, net of tax	(43.4)	—	—	—	—	—	(43.4)	—
Share-based compensation issued, net of tax	0.1	321,397	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	6.1	—	—	—	—	6.1	—	—
Balance—June 27, 2024	$387.9	95,238,849	$2.5	50	$—	$121.6	$263.8	$—

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. THE COMPANY

Description of Business

National CineMedia, Inc., a Delaware corporation (“NCM, Inc.”), is a holding company with the sole purpose of becoming a member and sole manager of National CineMedia, LLC (“NCM LLC”), a Delaware limited liability company. NCM, Inc. currently owns approximately 100.0% of NCM LLC. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity.

The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), and American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and with certain network affiliates under long-term network affiliates agreements, including Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). As of June 27, 2024, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 14.6 years. The network affiliate agreements expire at various dates between January 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 10.6 years as of June 27, 2024.

Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC

On April 11, 2023, NCM LLC filed a voluntary petition for reorganization (the “Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023 and the Company recorded a gain on deconsolidation of $557.7 million within the second quarter of 2023. NCM, Inc. continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code throughout the Chapter 11 Case.

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date”), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.

Additionally, upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and was therefore reconsolidated into the Company’s financial statements prospectively as of August 7, 2023 akin to an acquisition under Accounting Standards Codification ("ASC") 805 – Business Combinations. In accordance with ASC 805 – Business Combinations, the assets and liabilities of NCM LLC were adjusted to their estimated fair value as of the Effective Date.

As of June 27, 2024, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Consolidated Balance Sheet as of June 27, 2024, respectively.

Other Developments

In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 595,465 and 4,068,380, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% in NCM LLC as of December 28, 2023. On February 23, 2023 and March 23, 2023, Cinemark redeemed 4,196,987 and 172,094, respectively, of its outstanding common membership units in exchange for shares of NCM, Inc. common stock. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark. On April 16,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024 while AMC’s ownership interest is de minimis. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

On June 3, 2023, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated its ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement (“TRA”), the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement. The Company and NCM LLC and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all shares of NCM, Inc. common stock upon the Effective Date. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Beginning on July 14, 2023, Regal is no longer an ESA Party of NCM, Inc. or NCM LLC.

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

In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. In the three months and six months ended June 27, 2024, the Company reclassified certain historical expenses on the unaudited Condensed Consolidated Statements of Operations from ‘Advertising operating costs’ and ‘Network costs’ to ‘Network operating costs’ and certain historical expenses from ‘Advertising operating costs’ and ‘ESA theater access fees and revenue shares’ to ‘ESA Parties and network affiliate fees’ to conform to current period presentation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties. The Company manages its business under one operating and reportable segment of advertising.

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

Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-reverse stock split. The primary purpose of the reverse stock split was to comply with the Company’s obligations under a settlement reached between the Company, NCM LLC and certain lender parties thereto in connection with the Chapter 11 Case (the “NCMI 9019 Settlement”), and so that the Plan may become effective as well as to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards with respect to the closing price of the Company’s common stock. The number of shares of common stock issued and outstanding for the three and six months ended June 29, 2023 prior to the reverse stock split have been retroactively adjusted by the one-for-ten reverse stock split.

Significant Accounting Policies

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 28, 2023 contain a complete discussion of the Company’s significant accounting policies. Following is additional information related to the Company’s accounting policies.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition—The Company derives revenue principally from the advertising business, which includes advertising through its on-screen cinema network, lobby network ("LEN") and lobby promotions in theaters, and on websites, mobile applications and out-of-home locations owned by NCM LLC and other companies. Revenue is recognized over time as the customer receives the benefits provided by NCM LLC’s advertising services and the Company has the right to payment for performance to date. The Company considers the terms of each arrangement to determine the appropriate accounting treatment.

Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company’s trade receivables and unbilled receivables balances is accounted for through the allowance for doubtful accounts, a contra asset account which reduces the net receivables balance. The allowance for doubtful accounts balance is determined by pooling the Company’s receivables with similar risk characteristics, specifically by type of customer (national or local/regional) and then age of receivable and applying historical write off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies, sometimes with less credit history, represent smaller receivable balances per customer and have higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible.

The Company had one agency through which it sourced advertising revenue that accounted for 14.9% of the Company’s gross outstanding receivable balance as of June 27, 2024 and had no customers through which it sourced advertising revenue that accounted for more than 10.0% of the Company's gross outstanding receivable balance as of December 28, 2023. During the three and six months ended June 27, 2024, the Company had no customers that accounted for more than 10.0% of the Company's revenue. During the three and six months ended June 29, 2023, the Company had one customer that accounted for 51.8% and 15.4% of the Company’s revenue, respectively.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company did not record any losses related to the write-off of certain internally developed software during the three months ended June 27, 2024 and June 29, 2023, and the six months ended June 27, 2024 and June 29, 2023, respectively.

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three and six months ended June 27, 2024, 127,236 and 6,447,791 shares, respectively, of restricted stock units were granted. During the three and six months ended June 29, 2023, no shares of restricted stock units were granted. During the three months ended June 27, 2024 and June 29, 2023 and six months ended June 27, 2024 and June 29, 2023, 68,000, 566, 321,397, and 196,634 shares of restricted stock units vested, respectively. Additionally, the Company recorded $3.5 million, $0.5 million, $6.1 million and $2.0 million in share-based compensation expense during the three months ended June 27, 2024 and June 29, 2023, and six months ended June 27, 2024 and June 29, 2023, respectively, within ‘Network operating costs’, ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three and six months ended June 27, 2024, 1,911,587 and 1,919,587 shares, respectively, were repurchased on the open market. In accordance with Accounting Standards Codification ("ASC") 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, any excess over par value paid, inclusive of direct costs,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

was recorded as a reduction to retained earnings of $9.3 million and $9.5 million for the three and six months ended June 27, 2024, respectively.

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

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Net (loss) income attributable to NCM, Inc.	$(8.7)	$545.3	$(43.4)	$499.8
NCM LLC equity issued for purchase of intangible asset	0.7	—	0.7	—
Income tax and other impacts of subsidiary ownership changes	0.1	—	0.1	(15.4)
Cash redemption of NCM LLC common membership units	(0.7)	—	(0.7)	—
NCM LLC common membership unit redemption for NCM, Inc. common stock	—	—	—	(10.3)
Issuance of shares to founding members	—	—	—	9.9
Change from net (loss) income attributable to NCM, Inc. and transfers from noncontrolling interests	$(8.6)	$545.3	$(43.3)	$484.0

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the six months ended June 27, 2024.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not have any significant contracts with customers with terms in excess of one year that are noncancellable as of June 27, 2024. Agreements with a duration less than one year are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s other contracts longer than one year that are cancellable are not included within this disclosure.

Disaggregation of Revenue

The Company disaggregates revenue based upon the type of customer: national; local and regional; beverage concessionaire; and management fee reimbursement revenue related to NCM LLC, in periods where NCM LLC was deconsolidated. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the three and six months ended June 27, 2024 and June 29, 2023 (in millions):

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
National advertising revenue	$41.7	$5.0	$71.2	$27.5
Local and regional advertising revenue	9.8	1.1	15.0	9.1
ESA advertising revenue from beverage concessionaire agreements	3.2	1.0	5.9	5.4
Management fee reimbursement	—	7.7	—	7.7
Total revenue	$54.7	$14.8	$92.1	$49.7

Deferred Revenue and Unbilled Accounts Receivable

Revenue recognized in the six months ended June 27, 2024 that was included within the ‘Deferred revenue’ balance as of December 28, 2023 was $9.5 million. As of June 27, 2024 and December 28, 2023, the Company had $1.5 million and $0.8 million in unbilled accounts receivable, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the six months ended June 27, 2024 and June 29, 2023, respectively, were as follows (in millions):

	Six Months Ended
	June 27, 2024		June 29, 2023
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.1	$1.3	$0.3	$1.4
Provision for bad debt	0.4	(0.2)	—	—
Write-offs, net	(0.4)	(0.2)	—	—
Deconsolidation of NCM LLC	—	—	(0.3)	(1.4)
Balance at end of period	$0.1	$0.9	$0.0	$0.0

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Net (loss) income attributable to NCM, Inc. (in millions)	$(8.7)	$545.3	$(43.4)	$499.8
Weighted average shares outstanding:
Basic	96,409,830	17,405,864	96,664,241	15,978,331
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	—	—	1,370,808
Diluted	96,409,830	17,405,864	96,664,241	17,349,139
(Loss) income per NCM, Inc. share:
Basic	$(0.09)	$31.33	$(0.45)	$31.28
Diluted	$(0.09)	$31.33	$(0.45)	$28.32

The effect of the 16,500, 0, 8,250, and 1,370,808 weighted average exchangeable NCM LLC common units held by AMC, Cinemark, and Regal for the three and six months ended June 27, 2024 and June 29, 2023, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. The NCM LLC common units held by NCM LLC’s other members for the three and six months ended June 27, 2024 do not participate in dividends paid on NCM, Inc.’s common stock. In addition, there were 7,001,408, 491,517, 7,001,408, and 491,517 stock options and non-vested (restricted) shares for the three months ended June 27, 2024 and June 29, 2023 and six months ended June 27, 2024 and June 29, 2023, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023 to 17,411,323 shares outstanding post-reverse stock split. In accordance with ASC 260—Earnings Per Share, income per share for the three and six months ended June 29, 2023 were retrospectively adjusted for the reverse stock split.

4. RECONSOLIDATION OF NCM LLC

On April 11, 2023, NCM LLC filed the Chapter 11 Case. Upon filing the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes as of April 11, 2023 (the “Petition Date”), the date on which NCM LLC filed its Chapter 11 petition, as NCM LLC was under the control of the Bankruptcy Court, and therefore, NCM LLC was deconsolidated from the Company’s consolidated financial statements prospectively, resulting in a $557.7 million gain recorded in ‘Gain on deconsolidation of affiliate’ in the Consolidated Statements of Operations for the three and six months ended June 29, 2023. The recorded gain was measured as the excess of the estimated fair value of the investment in NCM LLC retained over the net liabilities of NCM LLC as of April 11, 2023. The investment of NCM LLC was measured at cost minus any impairment in accordance with the measurement alternative outlined in ASC 321—Investments—Equity Securities. While NCM LLC remained in bankruptcy, NCM, Inc. accounted for the retained equity interest in NCM LLC at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. Significant assumptions utilized within these analyses included the weighted average cost of capital and NCM LLC’s forecasted cash flows.

On August 7, 2023, NCM LLC emerged from bankruptcy and NCM, Inc. contributed $15.0 million in cash to NCM LLC in exchange for 2.8% of additional ownership of NCM LLC in accordance with the NCMI Capital Contribution and $0.5 million to assist with payments to unsecured creditors in accordance with the settlement with the unsecured creditors. NCM, Inc. also issued 83,421,135 shares to the secured creditors in accordance with the NCMI 9019 Settlement and terms of the Plan with a fair value of $245.3 million based on the closing stock price of $2.94. Upon NCM LLC’s emergence from bankruptcy, NCM, Inc. retained 100.0% of, regained control of and reconsolidated NCM LLC.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Three Months Ended	Six Months Ended
	June 29, 2023	June 29, 2023
Revenue	$64.4	$99.3
Net Loss	$(29.0)	$(63.0)

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, as well as for customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of the intangibles. For the contractual rights to provide its service within the theaters under the ESA and network affiliate agreements, the estimated useful life corresponds to the term of the ESAs and the average renewable term of the contracts with the network affiliates. For the customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company, the estimated useful life corresponds to industry standard lives for customer relationships and trademarks. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the three and six months ended June 27, 2024 and June 29, 2023.

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

During the quarter ended June 27, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark, with a net impact of $0.7 million to the intangible asset. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024 while AMC’s ownership interest is de minimis.

Pursuant to and in connection with the Chapter 11 Case during the year ended December 28, 2023, NCM LLC did not issue common membership units to Cinemark for the rights to exclusive access to the theater screens and attendees added, net of dispositions, to NCM LLC’s network for the 2022 fiscal year and the 16,581,829 units issued to AMC were issued and cancelled on the Effective Date.

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA Party may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ESA Party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. These payments are also accounted for as a reduction to the intangible asset related to the ESAs. During the three and six months ended June 27, 2024 and June 29, 2023, the Company recorded a reduction to net intangible assets of $0.8 million, $0.0 million, $1.0 million and $0.0 million, respectively, related to other Encumbered Theater payments. During the three months ended June 27, 2024 and June 29, 2023 and six months ended June 27, 2024 and June 29, 2023, AMC and Cinemark paid a total of $0.2 million, $0.3 million, $0.5 million and $3.9 million, respectively, in integration and Encumbered Theater payments (contractually payments are to be made one quarter and one month in arrears, respectively). If common membership units are issued to an ESA Party for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

As of June 27, 2024 and December 28, 2023, the Company’s intangible assets related to the ESA Party agreements were $227.1 million, net of accumulated amortization of $16.9 million, and $236.7 million, net of accumulated amortization of $7.6 million, respectively, with weighted average remaining lives of 12.1 years and 12.6 years, respectively.

As of June 27, 2024 and December 28, 2023, the Company’s intangible assets related to the network affiliate agreements were $70.8 million, net of accumulated amortization of $4.2 million, and $73.2 million, net of accumulated amortization of $1.8 million, respectively, with weighted average remaining lives of 15.1 years and 15.6 years, respectively.

As of June 27, 2024 and December 28, 2023, the Company’s intangible assets related to customer relationships, were $63.8 million, net of accumulated amortization of $11.2 million, and $70.1 million, net of accumulated amortization of $4.9 million, respectively, with weighted average remaining lives of 5.1 years and 5.6 years, respectively.

As of June 27, 2024 and December 28, 2023, the Company’s intangible asset related to the trademark, was $13.3 million, net of accumulated amortization of $1.7 million, and $14.3 million, net of accumulated amortization of $0.7 million, respectively, with weighted average remaining lives of 7.1 years and 7.6 years, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2024 is $18.9 million and $37.8 million each for fiscal years 2025 and 2028.

6. RELATED PARTY TRANSACTIONS

ESA Party and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and AMC, Cinemark, and Regal which are outlined below.

AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 3,377 common membership units to AMC. As of June 27, 2024, AMC’s ownership was approximately 0.0% of NCM LLC and 0.0% of NCM, Inc.

Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero), TRA payments and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 common membership units to Cinemark. On April 16, 2024, the Company elected to satisfy a

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of June 27, 2024, Cinemark’s ownership was 0.0% of NCM LLC and 4.6% of NCM, Inc.

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

The following tables provide summaries of the transactions between NCM, Inc. and AMC, Cinemark, and Regal when designated related parties (in millions):

	Three Months Ended		Six Months Ended
Included in the unaudited Condensed Consolidated Statements of Operations:	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Revenue:	(1)		(1)
ESA advertising revenue from beverage concessionaire agreements (included in revenue) (2)	$—	$0.8	$—	$4.1
Management fee reimbursement (3)	$—	$7.7	$—	$7.7
Operating expenses:
ESA Parties and network affiliate fees (4)	$—	$2.7	$—	$16.5

(1)
For the three and six months ended June 27, 2024, AMC, Cinemark and Regal were not related parties.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)
For the three and six months ended June 29, 2023, Cinemark and Regal purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA. Beverage revenue above is only reflective of periods where Cinemark and Regal were related parties.
(3)
Comprised of fees owed by NCM LLC to NCM, Inc. for managing NCM LLC during the period where NCM LLC was deconsolidated of April 11, 2023 through August 7, 2023.
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

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.0 million and $0.7 million as of June 27, 2024 and December 28, 2023, respectively. During the three and six months ended June 27, 2024 and June 29, 2023, NCM LLC received cash distributions from AC JV, LLC of $0.2 million, $0.4 million, $0.2 million, and $0.2 million, respectively. Equity in earnings from AC JV, LLC of $0.2 million, $0.7 million, $0.0 million and $0.1 million, for the three and six months ended June 27, 2024 and June 29, 2023, respectively, are included in “Other non-operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations.

7. BORROWINGS

The following table summarizes total outstanding debt as of June 27, 2024 and December 28, 2023 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	June 27, 2024	December 28, 2023	Maturity Date	Interest Rate
Revolving Credit Facility 2023	$10.0	$10.0	August 7, 2026	(1)
Total borrowings	10.0	10.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	—	—
Total borrowings, net	10.0	10.0
Less: current portion of debt	—	—
Carrying value of long-term debt	$10.0	$10.0

(1)
The interest rates on the Revolving Credit Facility 2023 is described below.

Loan, Security and Guarantee Agreement—On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the Revolving Credit Facility 2023 is $55,000,000. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate of SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability is greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023, as of June 27, 2024. The Revolving Credit Facility 2023 also contains

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of June 27, 2024, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net of letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of June 27, 2024 was 9.19%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.

The Revolving Credit Facility 2023 contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at June 27, 2024, including maintaining a fixed charge coverage ratio in excess of 1.1 to 1.0 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC is permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default has occurred and continues to occur. Dividend payments and other distributions are made if the fixed charge coverage ratio is in excess of 1.1 to 1.0 and availability, after the distribution, is in compliance with the availability thresholds.

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

As of June 27, 2024, the NCM LLC’s fixed charge coverage ratio was 2.7 to 1.0 (versus the required ratio of 1.1 to 1.0) and had maximum availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million).

8. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three and six months ended June 27, 2024 and for the three and six months ended June 29, 2023 resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of December 28, 2023 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of June 27, 2024, resulting in deferred tax expense of $0.0 million for the three and six months ended June 27, 2024 and the Company’s effective tax rate of 0.0%.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $11.0 million and short-term and long-term lease liabilities of $1.2 million and $11.5 million, respectively, on the balance sheet as of June 27, 2024 for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Other liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of June 27, 2024, the Company had a weighted average remaining lease term of 7.6 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of June 27, 2024, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 7.4%.

During the three and six months ended June 27, 2024 and June 29, 2023, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Three Months Ended		Six Months Ended
	June 27, 2024	June 29, 2023	June 27, 2024	June 29, 2023
Operating lease cost	$0.5	$0.1	$1.3	$1.0
Variable lease cost	0.1	—	0.2	0.1
Total lease cost	$0.6	$0.1	$1.5	$1.1

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company made total lease payments of $0.4 million, $0.0 million, $1.2 million and $1.0 million during the three months ended June 27, 2024 and June 29, 2023 and six months ended June 27, 2024 and June 29, 2023, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases ("ASC 842") once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The company recorded $5.9 million, $0.9 million, $11.7 million and $7.1 million in amortization of these intangible assets in the three and six months ended June 27, 2024 and June 29, 2023, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of June 27, 2024 and December 28, 2023, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of June 27, 2024, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $247.7 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from two years to nine years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.2 million and $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of June 27, 2024 and December 28, 2023, respectively, within ‘Accounts payable’ in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Other investments consisted of the following (in millions):

	As of
	June 27, 2024	December 28, 2023
Investment in AC JV, LLC	$1.0	$0.7
Total	$1.0	$0.7

As of June 27, 2024, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

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

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

		Fair Value Measurements at Reporting Date Using
	Fair Value As of June 27, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$40.2	$40.2	$—	$—
Total assets	$40.2	$40.2	$—	$—

(1)
Cash Equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the information in this Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended. All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “forecasts,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of certain factors as more fully discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the Company’s fiscal year ended December 28, 2023. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law. The following discussion and analysis is a supplement to and should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included herein and the audited financial statements and other disclosure included in our Annual Report on Form 10-K for the Company’s fiscal year ended December 28, 2023. In the following discussion and analysis, the term net income refers to net income attributable to the Company.

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

We present multiple formats of The Noovie Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of June 27, 2024, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 64.8% of our network. All other NCM network theater circuits, which make up the remaining 35.2% of our network, present The Noovie Show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.

We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Audience Accelerator, across our suite of Noovie digital properties, as well as a variety of complementary out of home venues in order to reach entertainment audiences beyond the theater. As of June 27, 2024, 7.4 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 824.2 million data sets as of June 27, 2024. We have long-term exhibitor service agreements (“ESAs”) (approximately 14.6 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between January 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 10.6 years as of June 27, 2024. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing ("CPM"), local advertising rate per theater per week, advertising revenue per attendee, as well as significant operating expenses and related trends. We also monitor free cash flow, cash balances, the fixed charge coverage ratio and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs, debt obligations and any future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Annual Report on Form 10-K filed with the SEC on March 18, 2024 for our fiscal year ended December 28, 2023.

Recent Developments

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three and six months ended June 27, 2024, 1,911,587 and 1,919,587 shares, respectively, were repurchased on the open market. In accordance with Accounting Standards Codification ("ASC") 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $9.3 million and $9.5 million for the three and six months ended June 27, 2024, respectively.

Bankruptcy Filing, Deconsolidation and Reconsolidation of NCM LLC

On April 11, 2023 NCM LLC filed a voluntary petition for reorganization (the “Chapter 11 Case”) with a prearranged Chapter 11 plan under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the Southern District of Texas (“Bankruptcy Court”). During the Chapter 11 Case, the Company was deemed to no longer control NCM LLC for accounting purposes and NCM LLC was deconsolidated from the Company’s financial statements prospectively as of April 11, 2023 and recorded a gain on deconsolidation of $557.7 million within the second quarter of 2023. NCM, Inc. continued to operate as the manager of the debtor-in-possession pursuant to the authority granted under Chapter 11 of the Bankruptcy Code throughout the Chapter 11 Case.

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date’), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the year ended December 28, 2023.

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

As of June 27, 2024, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of June 27, 2024, respectively.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

NCM, Inc.'s Operating Data—Within the financial results outlined below, all activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. The operating results for NCM LLC, which management believes better represent the Company’s historical consolidated performance, are presented separately subsequent to the operating data for NCM, Inc., which is presented below (dollars in millions, except share and margin data):

					% Change
	Q2 2024	Q2 2023	YTD 2024	YTD 2023	Q2 2023 to Q2 2024	YTD 2023 to YTD 2024
Revenue	$54.7	$14.8	$92.1	$49.7	269.6%	85.3%
Operating expenses:
Network operating costs	3.7	0.5	7.3	4.4	640.0%	65.9%
ESA Parties and network affiliate fees	26.7	4.5	49.2	28.3	493.3%	73.9%
Selling and marketing costs	9.6	1.1	19.6	10.6	772.7%	84.9%
Administrative and other costs	13.4	12.5	26.9	33.3	7.2%	(19.2%)
Depreciation expense	1.1	0.2	2.2	1.5	450.0%	46.7%
Amortization expense	9.5	0.9	18.9	7.1	955.6%	166.2%
Total operating expenses	64.0	19.7	124.1	85.2	224.9%	45.7%
Operating loss	(9.3)	(4.9)	(32.0)	(35.5)	89.8%	(9.9%)
Non-operating (income) expense	(0.6)	(550.2)	11.4	(526.8)	(99.9%)	(102.2%)
Income tax expense	—	—	—	0.0	0.0%	0.0%
Net loss attributable to noncontrolling interests	—	—	—	(8.5)	0.0%	(100.0%)
Net (loss) income attributable to NCM, Inc.	$(8.7)	$545.3	$(43.4)	$499.8	(101.6%)	(108.7%)

Net (loss) income per NCM, Inc. basic share	$(0.09)	$31.33	$(0.45)	$31.28	(100.3%)	(101.4%)
Net (loss) income per NCM, Inc. diluted share	$(0.09)	$31.33	$(0.45)	$28.32	(100.3%)	(101.6%)

Basis of Presentation

The results of operations data for the three months ended June 27, 2024 (second quarter of 2024) and June 29, 2023 (second quarter of 2023) and the six months ended June 27, 2024 and June 29, 2023 were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Our Network—The change in the number of screens in our network by the ESA Parties and network affiliates during the six months ended June 27, 2024 was as follows.

	Number of screens
	ESA Parties	Network Affiliates	Total
Balance as of December 28, 2023	9,573	8,830	18,403
Lost affiliates (1)	—	(89)	(89)
Closures, net of openings (2)	(21)	(14)	(35)
Balance as of June 27, 2024	9,552	8,727	18,279

(1)
Represents the loss of two of our affiliates following the end of their affiliate agreements resulting in a reduction of 89 affiliate screens to our network as of June 27, 2024.
(2)
Represents the closure of 35 screens, net of new screens added, across our ESA Parties and network affiliates.

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

Results of Operations

Second Quarter of 2024 and Second Quarter of 2023 for NCM, Inc.

Revenue. Total revenue increased $39.9 million, or 269.6%, from $14.8 million for the second quarter of 2023 to $54.7 million for the second quarter of 2024. The following is a summary of revenue by category (in millions):

	Three Months Ended		$ Change	% Change
	Q2 2024	Q2 2023	Q2 2023 to Q2 2024	Q2 2023 to Q2 2024
National advertising revenue	$41.7	$5.0	$36.7	734.0%
Local and regional advertising revenue	9.8	1.1	8.7	790.9%
ESA Party advertising revenue from beverage concessionaire agreements	3.2	1.0	2.2	220.0%
Management fee reimbursement	—	7.7	(7.7)	(100.0)%
Total revenue	$54.7	$14.8	$39.9	269.6%

National advertising revenue. National advertising revenue increased by $36.7 million, or 734.0%, from $5.0 million for the second quarter of 2023 to $41.7 million for the second quarter of 2024. The increase in national advertising revenue was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $5.0 million of revenue within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $41.7 million of revenue in the second quarter of 2024 representing a full quarter of consolidated activity.

Local and regional advertising revenue. Local and regional advertising revenue increased by $8.7 million, or 790.9%, from $1.1 million for the second quarter of 2023 to $9.8 million for the second quarter of 2024. The increase in local and regional advertising revenue was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $1.1 million of revenue within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $9.8 million of revenue in the second quarter of 2024 representing a full quarter of consolidated activity.

ESA Party beverage revenue. National advertising revenue from the ESA Parties’ beverage concessionaire agreement increased $2.2 million, or 220.0%, from $1.0 million for the second quarter of 2023 to $3.2 million for the second quarter of 2024. The increase in ESA Party beverage revenue was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $1.0 million of revenue within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $3.2 million of revenue in the second quarter of 2024 representing a full quarter of consolidated activity.

Management fee reimbursement. Management fee reimbursement decreased $7.7 million, or 100.0%, from $7.7 million for the second quarter of 2023 to $0.0 million for the second quarter of 2024. The $7.7 million represents the revenue recognized by NCM, Inc. for managing unconsolidated NCM LLC during the second quarter of 2023. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC. In the second quarter of 2024, NCM LLC is consolidated by NCM, Inc. following the completion of NCM LLC's Chapter 11 Case and these amounts have been eliminated upon consolidation.

Operating expenses. Total operating expenses increased $44.3 million, or 224.9%, from $19.7 million for the second quarter of 2023 to $64.0 million for the second quarter of 2024. The following table shows the changes in operating expense for the second quarter of 2024 (in millions):

	Three Months Ended		$ Change	% Change
	Q2 2024	Q2 2023	Q2 2023 to Q2 2024	Q2 2023 to Q2 2024
Network operating costs	$3.7	$0.5	$3.2	640.0%
ESA Parties and network affiliate fees	26.7	4.5	22.2	493.3%
Selling and marketing costs	9.6	1.1	8.5	772.7%
Administrative and other costs	13.4	12.5	0.9	7.2%
Depreciation expense	1.1	0.2	0.9	450.0%
Amortization expense	9.5	0.9	8.6	955.6%
Total operating expenses	$64.0	$19.7	$44.3	224.9%

Network operating costs. Network operating costs increased $3.2 million, or 640.0%, from $0.5 million for the second quarter of 2023 to $3.7 million for the second quarter of 2024. The increase in network operating costs was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $0.5 million of expense within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $3.7 million of expense in the second quarter of 2024 representing a full quarter of consolidated activity.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees increased by $22.2 million, or 493.3%, from $4.5 million for the second quarter of 2023 to $26.7 million for the second quarter of 2024. The increase in ESA Parties and network affiliate fees was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $4.5 million of expense within the second quarter of 2023 represents the

12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $26.7 million of expense in the second quarter of 2024 representing a full quarter of consolidated activity.

Selling and marketing costs. Selling and marketing costs increased $8.5 million, or 772.7%, from $1.1 million for the second quarter of 2023 to $9.6 million for the second quarter of 2024. The increase in selling and marketing costs was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $1.1 million of expense within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $9.6 million of expense in the second quarter of 2024 representing a full quarter of consolidated activity.

Administrative and other costs. Administrative and other costs increased $0.9 million, or 7.2%, from $12.5 million for the second quarter of 2023 to $13.4 million for the second quarter of 2024. The increase was primarily due to a $2.5 million increase in stock based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to no grant activity in 2023, a $1.7 million increase in other corporate expenses due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing and a $1.0 million increase in severance expense due to the non-renewal of the former President - Sales, Marketing and Partnerships' contract. These increases were partially offset by a $4.3 million decrease in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding for the second quarter of 2024, compared to the second quarter of 2023.

Depreciation expense. Depreciation expense increased $0.9 million, or 450.0%, from $0.2 million for the second quarter of 2023 to $1.1 million in the second quarter of 2024. The increase in depreciation expense was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $0.2 million of expense within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $1.1 million of expense in the second quarter of 2024 representing a full quarter of consolidated activity.

Amortization expense. Amortization expense increased $8.6 million, or 955.6%, from $0.9 million for the second quarter of 2023 to $9.5 million for the second quarter of 2024. The increase in amortization expense was primarily due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. The $0.9 million of expense within the second quarter of 2023 represents the 12 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $9.5 million of expense in the second quarter of 2024 representing a full quarter of consolidated activity.

Non-operating income. Total non-operating income decreased $549.6 million, or 99.9%, from $550.2 million in non-operating income for the second quarter of 2023 to $0.6 million in non-operating income for the second quarter of 2024. The following table shows the changes in non-operating income/expense for the second quarter of 2024 and the second quarter of 2023 (in millions):

	Three Months Ended		$ Change	% Change
	Q2 2024	Q2 2023	Q2 2023 to Q2 2024	Q2 2023 to Q2 2024
Interest on borrowings	$0.4	$3.1	$(2.7)	(87.1)%
Interest income	(0.7)	—	(0.7)	100.0%
Loss on the re-measurement of the payable under the tax receivable agreement	—	4.0	(4.0)	(100.0)%
Gain on deconsolidation of NCM LLC	—	(557.7)	557.7	(100.0)%
Other non-operating (income) expense, net	(0.3)	0.4	(0.7)	(175.0)%
Total non-operating income	$(0.6)	$(550.2)	$549.6	(99.9)%

The decrease in non-operating income was primarily due to a $557.7 million decrease in the gain on deconsolidation of LLC in the second quarter of 2024, as compared to the second quarter of 2023, due to the Chapter 11 Case filed by NCM LLC in the second quarter of 2023. This was partially offset by a $4.0 million decrease on the gain on re-measurement of the payable under the tax receivable agreement, a $2.7 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC’s emergence from bankruptcy and reconsolidation by NCM, Inc. on August 7, 2023, a $0.7 million increase in interest income and a $0.7 million increase in other non-operating income.

Results of Operations for NCM LLC for the Second Quarter of 2024 and Second Quarter of 2023

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the three months ended June 27, 2024 (second quarter of 2024) and June 29, 2023 (second quarter of 2023) for NCM LLC:

			$ Change	% Change
	Q2 2024	Q2 2023	Q2 2023 to Q2 2024	Q2 2023 to Q2 2024
Revenue	$54.7	$64.4	$(9.7)	(15.1)%
Operating expenses:
Network operating costs	3.7	3.6	0.1	2.8%
ESA Parties and network affiliate fees	26.7	29.9	(3.2)	(10.7)%
Selling and marketing costs	9.6	10.1	(0.5)	(5.0)%
Administrative and other costs	13.4	15.5	(2.1)	(13.5)%
Depreciation expense	1.1	1.3	(0.2)	(15.4)%
Amortization expense	9.5	6.2	3.3	53.2%
Total operating expenses	64.0	66.6	(2.6)	(3.9)%
Operating loss	$(9.3)	$(2.2)	$(7.1)	322.7%

Adjusted OIBDA	$7.6	$12.5	$(4.9)	(39.2)%
Adjusted OIBDA margin	13.9%	19.4%	(5.5)%	(28.4)%
Total theater attendance (in millions) (1)	92.8	134.9	(42.1)	(31.2)%

Revenue. Revenue decreased $9.7 million, or 15.1%, from $64.4 million for the second quarter of 2023 to $54.7 million for the second quarter of 2024.

National advertising revenue decreased by $2.6 million, or 5.9%, from $44.3 million for the second quarter of 2023 to $41.7 million for the second quarter of 2024. The decrease in national advertising revenue was primarily due to a 31.2% decrease in attendance due to a decreased movie slate in the second quarter of 2024 compared to the second quarter of 2023, caused by the writer and actor strikes in 2023. The decrease was partially offset by a 26.1% increase in national advertising utilization in the second quarter of 2024, as compared to the second quarter of 2023, as well as a 5.0% increase in CPMs in the second quarter of 2024, as compared to the second quarter of 2023. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in NCM LLC’s Noovie show, which can be expanded should market demand dictate.

Local and regional advertising revenue decreased by $3.6 million, or 26.9%, from $13.4 million for the second quarter of 2023 to $9.8 million for the second quarter of 2024. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the government, education and travel categories due in part to a 31.2% decrease in attendance due to a decreased movie slate in the second quarter of 2024 compared to the second quarter of 2023, caused by the writer and actor strikes in 2023. The decrease was partially offset by an increase in contract activity and size within the retail and apparel, technology and automotive categories as well as the launch of the new programmatic offering in the second quarter of 2024, as compared to the second quarter of 2023.

ESA Party beverage revenue decreased $3.5 million, or 52.2% from $6.7 million for the second quarter of 2023 to $3.2 million for the second quarter of 2024. The decrease was due to Regal’s termination of its ESA in 2023 and the resulting discontinuation of its beverage revenue as well as a 26.2% decrease in ESA Party attendance for the second quarter of 2024, as compared to the second quarter of 2023.

Network operating costs. Network operating costs increased $0.1 million, or 2.8%, from $3.6 million for the second quarter of 2023 to $3.7 million for the second quarter of 2024.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees decreased by $3.2 million, or 10.7%, from $29.9 million for the second quarter of 2023 to $26.7 million for the second quarter of 2024. The decrease was primarily due to a 31.2% decrease in network attendance, as well as the rejection of certain affiliate agreements through the bankruptcy proceedings in 2023. These decreases were partially offset by the increase in fees owed under the Regal Advertising Agreement, which commenced on July 14, 2023, as well as due to contractual rate increases with the ESA parties for the second quarter of 2024, as compared to the second quarter of 2023.

Selling and marketing costs. Selling and marketing costs decreased $0.5 million, or 5.0%, from $10.1 million for the second quarter of 2023 to $9.6 million for the second quarter of 2024. The decrease was due to a $0.5 million decrease in selling and administrative related expenses for the second quarter of 2024, as compared to the second quarter of 2023.

Administrative and other costs. Administrative and other costs decreased $2.1 million, or 13.5%, from $15.5 million for the second quarter of 2023 to $13.4 million for the second quarter of 2024. The decrease was primarily related to a $2.9 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding incurred in the second quarter of 2023 prior to the filing of the Chapter 11 Case compared to fees related to the Chapter 11 Case and Cineworld Proceeding incurred in the second quarter of 2024. All fees incurred in the second quarter of 2023 related to the Chapter 11 Case subsequent to the filing of the Chapter 11 Case were presented separately within ‘Reorganization Items’ on the unaudited

Condensed Statement of Operations for NCM LLC. Additionally, the decrease was due to a $0.9 million decrease in personnel related costs due to the workforce reorganization and a $0.2 million decrease in lease related expenses for the second quarter of 2024, as compared to the second quarter of 2023. These decreases were partially offset by a $1.8 million increase in stock based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to no grant activity in 2023.

Depreciation expense. Depreciation expense decreased $0.2 million, or 15.4%, from $1.3 million for the second quarter of 2023 to $1.1 million in the second quarter of 2024. This decrease was primarily due to the fair value adjustments to NCM LLC's property and equipment upon reconsolidation by NCM, Inc. on August 7, 2023.

Amortization expense. Amortization expense increased $3.3 million, or 53.2%, from $6.2 million for the second quarter of 2023 to $9.5 million for the second quarter of 2024. The increase was primarily due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation by NCM, Inc. on August 7, 2023.

Six months ended June 27, 2024 and June 29, 2023 for NCM, Inc.

Revenue. Total revenue increased $42.4 million, or 85.3%, from $49.7 million for the six months ended June 29, 2023 to $92.1 million for the six months ended June 27, 2024. The following is a summary of revenue by category (in millions):

	Six Months Ended		$ Change	% Change
	June 27, 2024	June 29, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
National advertising revenue	$71.2	$27.5	$43.7	158.9%
Local and regional advertising revenue	15.0	9.1	5.9	64.8%
ESA Party advertising revenue from beverage concessionaire agreements	5.9	5.4	0.5	9.3%
Management fee reimbursement	—	7.7	(7.7)	(100.0)%
Total revenue	$92.1	$49.7	$42.4	85.3%

National advertising revenue. National advertising revenue increased by $43.7 million, or 158.9%, from $27.5 million for the six months ended June 29, 2023 to $71.2 million for the six months ended June 27, 2024. The increase in national advertising revenue was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $27.5 million of revenue within the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $71.2 million of revenue in the six months ended June 27, 2024 representing two full quarters of consolidated activity.

Local and regional advertising revenue. Local and regional advertising revenue increased by $5.9 million, or 64.8%, from $9.1 million for the six months ended June 29, 2023 to $15.0 million for the six months ended June 27, 2024. The increase in local and regional advertising revenue was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $9.1 million of revenue within the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $15.0 million of revenue in the six months ended June 27, 2024 representing two full quarters of consolidated activity.

ESA Party beverage revenue. National advertising revenue from the ESA Parties’ beverage concessionaire agreement increased $0.5 million, or 9.3%, from $5.4 million for the six months ended June 29, 2023 to $5.9 million for the six months ended June 27, 2024. The increase in ESA Party beverage revenue was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $5.4 million of revenue within the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $5.9 million of revenue in the six months ended June 27, 2024 representing two full quarters of consolidated activity. This increase was partially offset by the discontinuation of Regal's beverage revenue following Regal’s termination of their ESA in 2023, as well as, the impact of a 19.3% decrease in ESA Party attendance for the six months ended June 27, 2024, as compared to the six months ended June 29, 2023.

Management fee reimbursement. Management fee reimbursement decreased $7.7 million, or 100%, from $7.7 million for the six months ended June 29, 2023 to $0.0 million for the six months ended June 27, 2024. The $7.7 million represents the revenue recognized by NCM, Inc. for managing unconsolidated NCM LLC during the six months ended June 29, 2023. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC. In the six months ended June 27, 2024, NCM LLC is consolidated by NCM, Inc., following the completion of NCM LLC's Chapter 11 Case and these amounts have been eliminated upon consolidation.

Operating expenses. Total operating expenses increased $38.9 million, or 45.7%, from $85.2 million for the six months ended June 29, 2023 to $124.1 million for the six months ended June 27, 2024. The following table shows the changes in operating expense for the six months ended June 27, 2024 and June 29, 2023 (in millions):

	Six Months Ended		$ Change	% Change
	June 27, 2024	June 29, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
Network operating costs	$7.3	$4.4	$2.9	65.9%
ESA Parties and network affiliate fees	49.2	28.3	20.9	73.9%
Selling and marketing costs	19.6	10.6	9.0	84.9%
Administrative and other costs	26.9	33.3	(6.4)	(19.2)%
Depreciation expense	2.2	1.5	0.7	46.7%
Amortization expense	18.9	7.1	11.8	166.2%
Total operating expenses	$124.1	$85.2	$38.9	45.7%

Network operating costs. Network operating costs increased $2.9 million, or 65.9%, from $4.4 million for the six months ended June 29, 2023, to $7.3 million for the six months ended June 27, 2024. The increase in network operating costs was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $4.4 million of expense within the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $7.3 million of expense in the six months ended June 27, 2024 representing two full quarters of consolidated activity.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees increased $20.9 million, or 73.9%, from $28.3 million for the six months ended June 29, 2023 to $49.2 million for the six months ended June 27, 2024. The increase in ESA Parties and network affiliate fees was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $28.3 million of expense within the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $49.2 million of expense in the six months ended June 27, 2024 representing two full quarters of consolidated activity.

Selling and marketing costs. Selling and marketing costs increased $9.0 million, or 84.9%, from $10.6 million for the six months ended June 29, 2023 to $19.6 million for the six months ended June 27, 2024. The increase in selling and marketing costs was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $10.6 million of expense within the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $19.6 million of expense in the six months ended June 27, 2024 representing two full quarters of consolidated activity.

Administrative and other costs. Administrative and other costs decreased $6.4 million, or 19.2%, from $33.3 million for the six months ended June 29, 2023 to $26.9 million for the six months ended June 27, 2024. The decrease is primarily due to a $12.7 million decrease in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding for the six months ended June 27, 2024, compared to the six months ended June 29, 2023. The decrease was partially offset by a $3.5 million increase in stock based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to no grant activity in 2023, a $1.6 million increase in other corporate expenses due to the deconsolidation of NCM LLC during the majority of the second quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing and a $1.1 million increase in severance expense due to the non-renewal of the former President - Sales, Marketing and Partnerships' contract for the six months ended June 27, 2024, compared to the six months ended June 29, 2023.

Depreciation expense. Depreciation expense increased $0.7 million, or 46.7%, from $1.5 million for the six months ended June 29, 2023 to $2.2 million for the six months ended June 27, 2024. The increase in depreciation expense was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $1.5 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within the six months ended June 29, 2023 prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $2.2 million of expense in the six months ended June 27, 2024 representing two full quarters of consolidated activity.

Amortization expense. Amortization expense increased $11.8 million, or 166.2%, from $7.1 million for the six months ended June 29, 2023 to $18.9 million for the six months ended June 27, 2024. The increase in amortization expense was primarily due to the deconsolidation of NCM LLC during a portion of the six months ended June 29, 2023 while NCM LLC's Chapter 11 Case was ongoing. The $7.1 million of expense for the six months ended June 29, 2023 represents the 103 days of activity of NCM LLC within the six months ended June 29, 2023 prior to the deconsolidation event upon the filing of the Chapter 11 Case, compared to the $18.9 million of expense in the six months ended June 27, 2024 representing two full quarters of consolidated activity. The increase was also due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation by NCM, Inc. on August 7, 2023.

Non-operating expense (income). Total non-operating expense increased $538.2 million, or 102.2%, from $526.8 million of non-operating income for the six months ended June 29, 2023 to $11.4 of non-operating expense for the six months ended June 27, 2024. The following table shows the changes in non-operating expense for the six months ended June 29, 2023 and June 27, 2024 (in millions):

	Six Months Ended		$ Change	% Change
	June 27, 2024	June 29, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
Interest on borrowings	$0.9	$27.1	$(26.2)	(96.7)%
Interest income	(1.1)	—	(1.1)	100.0%
Loss on the re-measurement of the payable under the tax receivable agreement	12.2	3.4	8.8	258.8%
Gain on deconsolidation of NCM LLC	—	(557.7)	557.7	(100.0)%
Other non-operating (income) expense, net	(0.6)	0.4	(1.0)	(250.0)%
Total non-operating expense (income)	$11.4	$(526.8)	$538.2	(102.2)%

The increase in non-operating expense was primarily due to the $557.7 million gain on deconsolidation of LLC recognized in the second quarter of 2023. Additionally, there was a $8.8 million increase in the loss on the re-measurement of the payable to the founding members under the tax receivable agreement due to the inclusion of three years of projected taxable book income/(loss) within the calculation of the TRA payable in the six months ended June 27, 2024, as compared to only one year in the six months ended June 29, 2023, due to management’s ability to more accurately forecast following the conclusion of the COVID-19 pandemic. This increase was partially offset by a $26.2 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC’s emergence from bankruptcy and reconsolidation by NCM, Inc. on August 7, 2023, a $1.1 million increase in interest income and a $1.0 million increase in other non-operating income.

Results of Operations for NCM LLC for the six months ended June 27, 2024 and June 29, 2023

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the six months ended June 29, 2023 and June 27, 2024 for NCM LLC:

	Six Months Ended		$ Change	% Change
	June 27, 2024	June 29, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
Revenue	$92.1	$99.3	$(7.2)	(7.3)%
Operating expenses:
Network operating costs	7.3	7.5	(0.2)	(2.7)%
ESA Parties and network affiliate fees	49.2	53.7	(4.5)	(8.4)%
Selling and marketing costs	19.6	19.6	0.0	0.0%
Administrative and other costs	26.9	36.3	(9.4)	(25.9)%
Depreciation expense	2.2	2.5	(0.3)	(12.0)%
Amortization expense	18.9	12.5	6.4	51.2%
Total operating expenses	124.1	132.1	(8.0)	(6.1)%
Operating loss	$(32.0)	$(32.8)	$0.8	(2.4)%

Adjusted OIBDA	$1.9	$1.6	$0.3	18.7%
Adjusted OIBDA margin	2.1%	1.6%	0.5%	28.0%
Total theater attendance (in millions) (1)	168.8	224.9	(56.1)	(24.9)%

Revenue. Revenue decreased $7.2 million, or 7.3%, from $99.3 million for the six months ended June 29, 2023 to $92.1 million for the six months ended June 27, 2024.

National advertising revenue increased by $4.4 million, or 6.6% from $66.8 million for the six months ended June 29, 2023 to $71.2 million for the six months ended June 27, 2024. The increase in national advertising revenue was primarily due to a 40.4% increase in national advertising utilization in the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, as well as a 1.1% increase in CPMs in the second quarter of 2024, as compared to the second quarter of 2023. Inventory utilization is calculated as utilized impressions divided by total advertising impressions, which is based on eleven 30-second salable national advertising units in NCM LLC’s Noovie show, which can be expanded should market demand dictate. These increases were partially offset by a 25.0% decrease in attendance due to a decreased movie slate in the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, caused by the writer and actor strikes in 2023.

Local and regional advertising revenue decreased by $6.4 million, or 29.9% from $21.4 million for the six months ended June 29, 2023 to $15.0 million for the six months ended June 27, 2024. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the government, education and travel categories due in part to a 25.0% decrease in attendance due to a decreased movie slate in the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, caused by the writer and actor strikes in 2023. The decrease was partially offset by an increase in contract activity and size within the retail and apparel, technology and automotive categories, as well as the launch of the new programmatic offering in the six months ended June 27, 2024, as compared to the six months ended June 29, 2023.

National advertising from the founding members beverage concessionaire agreement decreased $5.2 million, or 46.8% from $11.1 million for the six months ended June 29, 2023 to $5.9 million for the six months ended June 27, 2024. The decrease was due to Regal’s termination of their ESA in 2023 and the resulting discontinuation of their beverage revenue as well as a 19.3% decrease in ESA Party attendance for the six months ended June 27, 2024, as compared to the six months ended June 29, 2023.

Network operating costs. Network operating costs decreased $0.2 million, or 2.7%, from $7.5 million for the for the six months ended June 29, 2023 to $7.3 million for the six months ended June 27, 2024. The decrease was primarily due to a $0.4 million decrease in personnel related expenses due to the workforce reorganization in the six months ended June 29, 2023, as compared to the six months ended June 27, 2024. This decrease was partially offset by a $0.3 million increase in satellite costs related to the one time transition of providers for the six months ended June 29, 2023, as compared to the six months ended June 27, 2024.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees decreased by $4.5 million, or 8.4%, from $53.7 million for the six months ended June 29, 2023 to $49.2 million for the six months ended June 27, 2024. The decrease was primarily due to the 25.0% decrease in network attendance, as well as the rejection of certain affiliate agreements through the bankruptcy proceedings in 2023. These decreases were partially offset by the increase in fees owed under the Regal Advertising Agreement, which commenced on July 14, 2023, as well as due to contractual rate increases with the ESAs for the six months ended June 29, 2023, as compared to the six months ended June 27, 2024.

Selling and marketing costs. Selling and marketing costs remained at $19.6 million for the six months ended June 29, 2023 and for the six months ended June 27, 2024.

Administrative and other costs. Administrative and other costs decreased $9.4 million, or 25.9%, from $36.3 million for the six months ended June 29, 2023 to $26.9 million for the six months ended June 27, 2024. The decrease was primarily related to an $11.3 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding incurred in the six months ended June 29, 2023 prior to the filing of the Chapter 11 Case compared to fees related to the Chapter 11 Case and Cineworld Proceeding incurred in the six months ended June 27, 2024. All fees incurred in the six months ended June 29, 2023 related to the Chapter 11 Case subsequent to the filing of the Chapter 11 Case were presented separately within ‘Reorganization Items’ on the unaudited Condensed Statement of Operations for NCM LLC. Additionally, the decrease was due to a $0.7 million decrease in personnel related costs due to a workforce reorganization in the first quarter of 2024, and a $0.3 million decrease in lease related expenses for the six months ended June 29, 2023, as compared to the six months ended June 27, 2024 due to the renegotiations of certain leases as part of the Chapter 11 Case. These decreases were partially offset by a $2.6 million increase in stock based compensation following the grant of a management equity incentive plan in the six months ended June 27, 2024 compared to no grant activity in 2023.

Depreciation expense. Depreciation expense decreased $0.3 million, or 12.0%, from $2.5 million for the six months ended June 29, 2023 to $2.2 million for the six months ended June 27, 2024. This decrease was primarily due to the fair value adjustments to NCM LLC's property and equipment upon reconsolidation with NCM, Inc. on August 7, 2023.

Amortization expense. Amortization expense increased $6.4 million, or 51.2%, from 12.5 million for the six months ended June 29, 2023 to $18.9 million for the six months ended June 27, 2024. The increase was primarily due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.

Non-GAAP Financial Measures for NCM LLC

Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation costs, workforce reorganization costs, satellite transition costs and fees and expenses related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, amounts of amortization of intangibles recorded for network theater screen leases, non-cash share-based compensation programs, workforce reorganization costs, satellite transition costs and fees and expenses related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s amortization of intangibles recorded for network theater screen leases, share-based payment costs, workforce reorganization costs, satellite transition costs and fees and expenses related to involvement in the

Cineworld Proceeding or Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for NCM LLC for the periods presented (dollars in millions):

	Q2 2024	Q2 2023	YTD 2024	YTD 2023
Operating loss	$(9.3)	$(2.2)	$(32.0)	$(32.8)
Depreciation expense	1.1	1.3	2.2	2.5
Amortization expense	9.5	6.2	18.9	12.5
Share-based compensation costs (1)	3.5	1.2	6.1	2.7
Workforce reorganization costs (2)	1.4	—	2.9	—
Satellite transition costs (3)	0.3	—	0.3	—
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (4)	1.1	6.0	3.5	16.7
Adjusted OIBDA	$7.6	$12.5	$1.9	$1.6
Total revenue	$54.7	$64.4	$92.1	$99.3
Adjusted OIBDA margin	13.9%	19.4%	2.1%	1.6%

(1)
Share-based compensation costs are included in network operations, selling and marketing and administrative expense in NCM LLC’s unaudited Condensed Consolidated Financial Statements
(2)
Workforce reorganization costs represents redundancy costs associated with changes to the Company’s workforce primarily implemented during the first quarter of 2024.
(3)
One time costs of transitioning satellite providers in the second quarter of 2024.
(4)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related litigation during the first and second quarter of 2024, as well as retention related expenses and retainers to the members of the special and restructuring committees of the Company's Board of Directors.

Known Trends and Uncertainties

Beverage Revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2023, Cinemark and Regal, prior to the termination of Regal's ESA, purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In the first six months of 2024, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendment, the price for the time sold to Cinemark's beverage supplier and Regal’s beverage suppliers, prior to the termination of Regal's ESA, now increases at a fixed rate of 2.0% each year. From and after July 14, 2023, the effective date of the Regal Advertising Agreement, the Company no longer receives ESA beverage revenue from Regal.

Theater Access Fees—In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron and a fixed payment per digital screen (connected to the DCN). The payment per theater patron increases by 8% every five years, with the most recent increase occurring in 2022 and the next increase occurring in 2027. Pursuant to the ESAs, the payment per digital screen increases annually by 5%. Pursuant to the 2019 ESA Amendments, Cinemark receives and Regal, prior to the termination of Regal's ESA, received an additional monthly theater access fee beginning November 1, 2019 in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film. These fees are also based upon a fixed payment per patron of $0.052 beginning on November 1, 2022 and (iv) increasing 8% every five years beginning November 1, 2027. On July 14, 2023, Regal rejected and terminated the Regal ESA and the Regal Advertising Agreement became effective. The payments under the Regal Advertising Agreement are based on the attendance at Regal’s theaters and the revenue generated by the Company through advertising displayed in Regal’s theaters and recorded within ‘ESA Parties and network affiliate fees’ in the unaudited Condensed Consolidated Statement of Operations.

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

On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the revolver is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amounts currently outstanding under the Revolving Credit Facility 2023, as of June 27, 2024.

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	June 27, 2024	December 28, 2023	June 29, 2023	YE 2023 to Q2 2024	Q2 2023 to Q2 2024
Cash, cash equivalents and marketable securities (1)	$53.8	$34.6	$16.4	$19.2	$37.4
Revolving Credit Facility 2023 availability (2)	44.4	44.4	—	—	44.4
Total liquidity	$98.2	$79.0	$16.4	$19.2	$81.8

(1)
Included in cash, cash equivalents and marketable securities as of June 27, 2024, December 28, 2023 and June 29, 2023, was $51.9 million, $31.9 million and $0.0 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which subject to fluctuations in the underlying assets, is $55.0 million as of June 27, 2024. As of June 27, 2024, the amount available under the NCM LLC Revolving Credit Facility 2023 in the table above is net of the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million, and net letters of credit of $0.6 million.

As of June 27, 2024, the weighted average remaining maturity of our debt was 2.1 years. As of June 27, 2024, 100.0% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Six Months Ended
	June 27, 2024	June 29, 2023
Operating cash flow	$31.8	$4.5
Investing cash flow	$(2.4)	$(0.8)
Financing cash flow	$(10.2)	$(52.0)

•
Operating Activities. The $27.3 million increase in cash provided by operating activities for the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, was due to 1) a $45.5 million decrease in net loss adjusted for non-cash items, 2) a $16.3 million decrease in the change in prepaid expenses, 3) a $3.1 million increase in deferred revenue and 4) a $1.1 million decrease in amounts due to/from unconsolidated affiliate, during the six months ended June 27, 2024, as compared to the six months ended June 29, 2023. These increases in cash provided by operating activities were partially offset by 1) an $18.8 million increase in payments of accounts payable and accrued expenses due to Regal’s termination of their ESA in 2023 and the terms of the Regal Advertising Agreement entered into in 2023, 2) a $12.2 million decrease in account receivable collections, 3) a $3.4 million decrease in integration and other encumbered theaters payments received, 4) a $3.4 million change in other operating assets and liabilities, and 5) a $1.0 million decrease in payments to the ESA parties during the six months ended June 27, 2024, as compared to the six months ended June 29, 2023.
•
Investing Activities. The $1.6 million increase in cash used in investing activities for the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, was primarily due to a $1.7 million increase in purchases of property and equipment during the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, in connection with the commencement of new leases.
•
Financing Activities. The $41.8 million decrease in cash used in financing activities for the six months ended June 27, 2024, as compared to the six months ended June 29, 2023, was primarily due to the removal of $49.6 million of cash caused by the deconsolidation of NCM LLC in the second quarter of 2023. Additionally, there was a $1.2 million decrease in payments of debt issuance costs due to an amendment to the Credit Agreement 2018 and Revolving Credit Agreement 2022 in the six months ended June 29, 2023, as compared to no activity within the six months ended June 27, 2024. These decreases were partially offset by a $9.2 million increase in payments made to repurchase shares of NCM, Inc.'s common stock and $0.7 million increase in cash redemptions of NCM LLC common membership units during the six months ended June 27, 2024.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of June 27, 2024 were $56.7 million (including $51.9 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its Revolving Credit Facility 2023 and cash on hand. NCM LLC drew down $10.0 million of its Revolving Credit Facility 2023 immediately upon emergence from bankruptcy on August 7, 2023. The $51.9 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members (only NCM, Inc. as of June 27, 2024). The other members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC for the three months ended June 27, 2024 was calculated as approximately $1.3 million, due almost entirely to NCM, Inc., as the primary holder of NCM LLC units as of June 27, 2024. Pursuant to the NCM LLC Operating Agreement, no available cash distributions will be made for the second quarter of 2024, as the amounts were offset by the accumulated negative available cash balance. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Revolving Credit Facility 2023) to fund payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company does not expect to make a TRA payment in 2024 for the 2023 tax year and did not make a TRA payment in 2023 for the 2022 tax year. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 28, 2023 and incorporated by reference herein. As of June 27, 2024, there were no other significant changes in those critical accounting policies.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of June 27, 2024 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended June 27, 2024.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
March 29, 2024 through April 25, 2024	509,348	$5.24	509,348	(1)	$97.4	(1)
April 26, 2024 through May 23, 2024	330,115	$4.76	330,115	(1)	$95.8	(1)
May 24, 2024 through June 27, 2024	1,072,124	$4.94	1,072,124	(1)	$90.8	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Reference	Description
10.1	† (1)	Employment Agreement, dated May 15, 2024 between National CineMedia, Inc. and Catherine Sullivan.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan.

(1)
Incorporated by reference to Exhibit 10.1 from the Registrant’s Current Report on Form 8-K (File No. 001-33296) filed on May 15, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	August 5, 2024	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 5, 2024	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)