Form 10-Q
period 2024-09-26
National CineMedia, Inc.
filed 2024-11-05
CIK 1377630

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33296

NATIONAL CINEMEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware			20-5665602
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

6300 S. Syracuse Way, Suite 300	Centennial	Colorado	80111
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code: (303) 792-3600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	NCMI	The Nasdaq Stock Market LLC

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

As of October 31, 2024, 94,915,077 shares of the registrant’s common stock (including unvested restricted shares), par value of $0.01 per share, were outstanding.

PART I

Item 1. Financial Statements

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

(UNAUDITED)

	As of
	September 26, 2024	December 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49.4	$34.6
Restricted cash	3.0	3.0
Short-term marketable securities	0.1	—
Receivables, net of allowance of $1.1 and $1.4, respectively	62.8	96.6
Amounts due from ESA Parties	6.7	5.4
Prepaid expenses and other current assets	3.6	4.2
Total current assets	125.6	143.8
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $4.7 and $1.6, respectively	15.3	15.8
Intangible assets, net of accumulated amortization of $43.4 and $15.0, respectively	364.4	394.3
Other investments	1.3	0.7
Debt issuance costs, net	1.5	2.2
Other assets	18.0	10.9
Total non-current assets	400.5	423.9
TOTAL ASSETS	$526.1	$567.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$3.1	$6.6
Accrued expenses	1.9	1.6
Accrued payroll and related expenses	12.3	17.7
Accounts payable	16.2	21.7
Deferred revenue	14.5	9.8
Other current liabilities	3.1	1.0
Total current liabilities	51.1	58.4
NON-CURRENT LIABILITIES:
Long-term debt	10.0	10.0
Payable under the TRA	67.2	59.8
Long-term lease liability	12.3	5.0
Total non-current liabilities	89.5	74.8
Total liabilities	140.6	133.2
COMMITMENTS AND CONTINGENCIES (NOTE 9)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 95,084,232 and 96,837,039 issued and outstanding, respectively	2.5	2.6
Additional paid in capital	124.7	115.3
Retained earnings	258.3	316.6
Total NCM, Inc. stockholders’ equity	385.5	434.5
Noncontrolling interests	—	—
Total equity	385.5	434.5
TOTAL LIABILITIES AND EQUITY	$526.1	$567.7

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
REVENUE (including revenue from related parties of $0.0, $0.0, $0.0 and $11.8, respectively)	$62.4	$24.7	$154.5	$74.4
OPERATING EXPENSES:
Network operating costs	3.3	2.6	10.6	6.9
ESA Parties and network affiliate fees (including fees to related parties of $0.0, $0.0, $0.0 and $16.5, respectively)	32.9	14.5	82.1	42.8
Selling and marketing costs	10.1	6.3	29.6	16.9
Administrative and other costs	12.9	7.3	39.8	40.6
Depreciation expense	1.2	0.6	3.4	2.1
Amortization expense	9.5	5.7	28.4	12.8
Total	69.9	37.0	193.9	122.1
OPERATING LOSS	(7.5)	(12.3)	(39.4)	(47.7)
NON-OPERATING (INCOME) EXPENSE:
Interest on borrowings	0.4	0.3	1.3	27.5
Interest income	(0.7)	—	(1.7)	—
(Gain) loss on re-measurement of the payable under the tax receivable agreement	(3.0)	9.3	9.3	12.7
Gain on deconsolidation of NCM LLC	—	—	—	(557.7)
Gain on re-measurement of investment in NCM LLC	—	(35.3)	—	(35.5)
Gain on reconsolidation of NCM LLC	—	(168.0)	—	(168.0)
Other non-operating (income) expense, net	(0.6)	(0.4)	(1.3)	0.3
Total	(3.9)	(194.1)	7.6	(720.7)
(LOSS) INCOME BEFORE INCOME TAXES	(3.6)	181.8	(47.0)	673.0
Income tax expense	—	—	—	—
CONSOLIDATED NET (LOSS) INCOME	(3.6)	181.8	(47.0)	673.0
Less: Net loss attributable to noncontrolling interests	—	—	—	(8.5)
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(3.6)	181.8	(47.0)	681.5
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(3.6)	$181.8	$(47.0)	$681.5

NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.04)	$2.89	$(0.49)	$21.58
Diluted	$(0.04)	$2.89	$(0.49)	$20.72
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	95,221,502	62,765,418	96,183,328	31,574,026
Diluted	95,221,502	62,804,688	96,183,328	32,487,898

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions) (UNAUDITED)

	Nine Months Ended
	September 26, 2024	September 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(47.0)	$673.0
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	3.4	2.1
Amortization expense	28.4	12.8
Non-cash share-based compensation	9.2	3.0
Gain on deconsolidation of affiliate	—	(557.7)
Gain on re-measurement of NCM LLC	—	(35.5)
Gain on reconsolidation of NCM LLC	—	(168.0)
Amortization of debt issuance costs	0.6	3.2
Non-cash loss on re-measurement of the payable under the tax receivable agreement	9.3	12.7
Other	(0.6)	(0.3)
ESA integration and other encumbered theater payments	0.9	4.7
Other cash flows from operating activities	—	(0.6)
Changes in operating assets and liabilities:
Receivables, net	33.2	63.7
Accounts payable and accrued expenses	(9.8)	(11.4)
ESA amounts due to/from, net	(2.1)	(9.2)
Prepaid expenses	(0.7)	(12.0)
Deferred revenue	4.7	(5.9)
Other, net	0.3	3.1
Net cash provided by (used in) operating activities	29.8	(22.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3.4)	(1.7)
Purchases of marketable securities	(0.1)	—
Cash contributed in reconsolidation	—	(15.5)
Cash, cash equivalents and restricted cash reconsolidated	—	49.5
Proceeds received from equity method investment	0.6	—
Proceeds from the sale of assets	—	0.3
Proceeds from sale and maturities of marketable securities	—	1.0
Net cash (used in) provided by investing activities	(2.9)	33.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.3)	(0.5)
Purchases of NCM, Inc.'s common stock	(11.1)	—
Cash redemption of NCM LLC common membership units	(0.7)	—
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	—	(49.6)
Repayment of term loan facility	—	(0.8)
Payment of debt issuance costs	—	(1.2)
Net cash used in financing activities	(12.1)	(52.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14.8	(40.8)
Cash, cash equivalents and restricted cash at beginning of period	37.6	63.8
Cash, cash equivalents and restricted cash at end of period	$52.4	$23.0

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

(UNAUDITED)

	Nine Months Ended
	September 26, 2024	September 28, 2023
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$0.7	$—
Issuance of shares upon the reconsolidation of NCM LLC	$—	$245.3
Fair value of NCM LLC net assets reconsolidated, net of cash	$—	$434.0
Purchase of subsidiary equity with NCM, Inc. equity	$—	$(2.6)
Dividends declared not requiring cash in the period	$—	$(0.1)
Right of use assets obtained in exchange for lease liabilities	$8.5	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$(0.7)	$(12.2)
Cash paid for income taxes	$(0.1)	$(0.1)

See accompanying notes to the unaudited Condensed Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIT)

(In millions, except share and per share data)

(UNAUDITED)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	Earnings	Interest
Balance—June 29, 2023	$(19.3)	17,405,978	$1.7	—	$—	$(132.3)	$111.3	$—
Income tax and other impacts of NCM LLC ownership changes	5.8	—	—	—	—	5.9	(0.1)	—
Issuance of shares	232.3	79,353,079	0.8	50	—	231.5	—	—
NCM LLC common membership redemption	7.7	—	—	—	—	7.7	—	—
Comprehensive income, net of tax	181.8	—	—	—	—	—	181.8	—
Share-based compensation issued, net of tax	—	25,179	—	—	—	—	—	—
Share-based compensation expensed/capitalized	1.0	—	—	—	—	1.0	—	—
Balance— September 28, 2023	$409.3	96,784,236	$2.5	50	$—	$113.8	$293.0	$—

Balance—June 27, 2024	$387.9	95,238,849	$2.5	50	$—	$121.6	$263.8	$—
Purchases of NCM, Inc.'s common stock	(1.9)	(304,901)	—	—	—	—	(1.9)	—
Comprehensive loss, net of tax	(3.6)	—	—	—	—	—	(3.6)	—
Share-based compensation issued, net of tax	—	150,284	—	—	—	—	—	—
Share-based compensation expensed/capitalized	3.1	—	—	—	—	3.1	—	—
Balance—September 26, 2024	$385.5	95,084,232	$2.5	50	$—	$124.7	$258.3	$—

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Accumulated	Non- controlling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	Deficit)	Interest
Balance—December 29, 2022	$(464.0)	12,840,264	$1.2	—	$—	$(146.2)	$(370.4)	$51.4
Deconsolidation of affiliate	(33.3)	—	—	—	—	(15.2)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(9.6)	—	—	—	—	33.4	—	(43.0)
Issuance of shares	242.6	83,722,159	1.2	50	—	241.4	—	—
NCM LLC common membership redemption	(2.6)	—	—	—	—	(2.6)	—	—
Comprehensive income (loss), net of tax	673.0	—	—	—	—	—	681.5	(8.5)
Share-based compensation issued, net of tax	0.1	221,813	0.1	—	—	—	—	—
Share-based compensation expensed/capitalized	3.1	—	—	—	—	3.0	—	0.1
Balance— September 28, 2023	$409.3	96,784,236	$2.5	50	$—	$113.8	$293.0	$—

Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
Income tax and other impacts of NCM LLC ownership changes	0.1	—	—	—	—	0.1	—	—
NCM LLC equity issued for purchase of intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(11.4)	(2,224,488)	(0.1)	—	—	—	(11.3)	—
Comprehensive loss, net of tax	(47.0)	—	—	—	—	—	(47.0)	—
Share-based compensation issued, net of tax	0.1	471,681	—	—	—	0.1	—	—
Share-based compensation expensed/capitalized	9.2	—	—	—	—	9.2	—	—
Balance—September 26, 2024	$385.5	95,084,232	$2.5	50	$—	$124.7	$258.3	$—

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

The Company operates the largest cinema advertising network reaching movie audiences in the U.S. and sells advertising under long-term exhibitor service agreements (“ESAs”) with Cinemark USA, Inc., a wholly owned subsidiary of Cinemark Holdings, Inc. (“Cinemark”), and American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment, Inc. (“AMC”) and with certain network affiliates under long-term network affiliates agreements, including Regal Cinemas, Inc., a wholly owned subsidiary of Cineworld Group plc and Regal Entertainment Group (“Regal”). As of September 26, 2024, the weighted average remaining term of the ESAs with Cinemark and AMC was approximately 14.4 years. The network affiliate agreements expire at various dates between January 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.5 years as of September 26, 2024.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date”), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the three and nine months ended September 28, 2023.

Additionally, upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and NCM LLC was therefore reconsolidated into the Company’s financial statements prospectively as of August 7, 2023 akin to an acquisition under Accounting Standards Codification ("ASC") 805 – Business Combinations. In accordance with ASC 805 – Business Combinations, the assets and liabilities of NCM LLC were adjusted to their estimated fair value as of the Effective Date. All activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC.

As of September 26, 2024, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Consolidated Balance Sheet as of September 26, 2024, respectively.

Other Developments

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2022, AMC and Regal each redeemed all of their outstanding membership units, 595,465 and 4,068,380, respectively, in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% in NCM LLC as of December 28, 2023. On February 23, 2023 and March 23, 2023, Cinemark redeemed 4,196,987 and 172,094, respectively, of its outstanding common membership units in exchange for shares of NCM, Inc. common stock. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 and 3,377 common membership units to Cinemark and AMC, respectively. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of September 26, 2024, AMC’s ownership interest remains de minimis. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

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

In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the unaudited Condensed Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. In the three months and nine months ended September 26, 2024, the Company reclassified certain historical expenses on the unaudited Condensed Consolidated Statements of Operations from ‘Advertising operating costs’ and ‘Network costs’ to ‘Network operating costs’ and certain historical expenses from ‘Advertising operating costs’ and ‘ESA theater access fees and revenue shares’ to ‘ESA Parties and network affiliate fees’ to conform to current period presentation. Historically, the Company’s business has been seasonal and for this and other reasons operating results for interim periods have not been indicative of the Company’s full year results or future performance. As a result of the various related party agreements discussed in Note 6—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties. The Company manages its business under one operating and reportable segment of advertising.

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

Significant Accounting Policies

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s annual financial statements included in its Form 10-K filed for the fiscal year ended December 28, 2023 contain a complete discussion of the Company’s significant accounting policies. The following is additional information related to the Company’s accounting policies.

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

The Company had two agencies through which it sourced advertising revenue that accounted for 12.1% and 17.3% of the Company’s gross outstanding receivable balance as of September 26, 2024 and had no customers through which it sourced advertising revenue that accounted for more than 10.0% of the Company's gross outstanding receivable balance as of December 28, 2023. During the three and nine months ended September 26, 2024, the Company had no customers that accounted for more than 10.0% of the Company's revenue. During the three and nine months ended September 28, 2023, the Company had two customers that accounted for 30.5% and 26.5% of the Company’s revenue, respectively.

Long-lived Assets—The Company assesses impairment of long-lived assets pursuant to ASC 360—Property, Plant and Equipment. This includes determining whether certain triggering events have occurred that could affect the value of an asset. The Company did not record any losses related to long-lived assets during the three months ended September 26, 2024 and September 28, 2023, and the nine months ended September 26, 2024 and September 28, 2023, respectively.

Share-Based Compensation—The Company has issued stock options and restricted stock units to certain employees and its independent directors. The restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which require considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares of restricted stock units expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest. During the three and nine months ended September 26, 2024, 0 and 6,447,791 shares, respectively, of restricted stock units were granted. During the three and nine months ended September 28, 2023, 522,390 and 522,390 shares, respectively, of restricted stock units were granted. During the three months ended September 26, 2024 and September 28, 2023 and nine months ended September 26, 2024 and September 28, 2023, 150,354, 29,954, 471,835, and 234,870 shares of restricted stock units vested, respectively. Additionally, the Company recorded $3.1 million, $1.0 million, $9.2 million and $3.0 million in share-based compensation expense during the three months ended September 26, 2024 and September 28, 2023, and nine months ended September 26, 2024 and September 28, 2023, respectively, within ‘Network operating costs’, ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations or have been capitalized within ‘Property and equipment, net’ within the unaudited Condensed Balance Sheets.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three and nine months ended September 26, 2024, 304,901 and 2,224,488 shares, respectively, were repurchased on the open market. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, any excess over par value paid, inclusive of direct costs, was recorded as a reduction to retained earnings of $1.9 million and $11.3 million for the three and nine months ended September 26, 2024, respectively.

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

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Net (loss) income attributable to NCM, Inc.	$(3.6)	$181.8	$(47.0)	$681.5
NCM LLC equity issued for purchase of intangible asset	—	—	0.7	—
Income tax and other impacts of subsidiary ownership changes	—	5.9	0.1	33.4
Cash redemption of NCM LLC common membership units	—	—	(0.7)	—
NCM LLC common membership unit redemption for NCM, Inc. common stock	—	7.7	—	(2.6)
Issuance of shares to founding members	—	231.5	—	241.4
Change from net (loss) income attributable to NCM, Inc. and transfers from noncontrolling interests	$(3.6)	$426.9	$(46.9)	$953.7

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the nine months ended September 26, 2024.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company does not have any significant contracts with customers with terms in excess of one year that are noncancellable as of September 26, 2024. Agreements with a duration of less than one year or are longer than one year that are cancellable are not considered within unsatisfied performance obligations as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts.

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

The following table summarizes revenue from contracts with customers for the three and nine months ended September 26, 2024 and September 28, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
National advertising revenue	$46.8	$15.5	$117.9	$43.0
Local and regional advertising revenue	11.4	5.1	26.5	14.2
ESA advertising revenue from beverage concessionaire agreements	4.2	1.7	10.1	7.1
Management fee reimbursement	—	2.4	—	10.1
Total revenue	$62.4	$24.7	$154.5	$74.4

Deferred Revenue and Unbilled Accounts Receivable

Revenue recognized in the nine months ended September 26, 2024 that was included within the ‘Deferred revenue’ balance as of December 28, 2023 was $9.7 million. As of September 26, 2024 and December 28, 2023, the Company had $0.9 million and $0.8 million in unbilled accounts receivable, respectively.

Allowance for Doubtful Accounts

The allowance for doubtful accounts balance is determined separately for each pool of the Company’s receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/regional customers, is appropriate. The changes within the allowance for doubtful accounts balances for the nine months ended September 26, 2024 and September 28, 2023, respectively, were as follows (in millions):

	Nine Months Ended
	September 26, 2024		September 28, 2023
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.1	$1.3	$0.3	$1.4
Provision for bad debt	0.4	0.1	(0.2)	0.1
Write-offs, net	(0.4)	(0.4)	—	(0.2)
Balance at end of period	$0.1	$1.0	$0.1	$1.3

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Net (loss) income attributable to NCM, Inc. (in millions)	$(3.6)	$181.8	$(47.0)	$681.5
Net income attributable to NCM, Inc. following conversion of dilutive membership units (in millions)	$—	$181.8	$—	$673.0
Weighted average shares outstanding:
Basic	95,221,502	62,765,418	96,183,328	31,574,026
Add: Dilutive effect of stock options, restricted stock and exchangeable membership units	—	39,270	—	913,872
Diluted	95,221,502	62,804,688	96,183,328	32,487,898
(Loss) income per NCM, Inc. share:
Basic	$(0.04)	$2.89	$(0.49)	$21.58
Diluted	$(0.04)	$2.89	$(0.49)	$20.72

The effect of the 19,566 and 6,522 weighted average exchangeable NCM LLC common units held by AMC and Cinemark for the three and nine months ended September 26, 2024, respectively, have been excluded from the calculation of diluted weighted average shares and loss per NCM, Inc. share as they were anti-dilutive. The weighted average exchangeable NCM LLC common units held by NCM LLC's other members for the three and nine months ended September 28, 2023 was 0 and 913,872, respectively. NCM LLC common units do not participate in dividends paid on NCM, Inc.'s common stock. In addition, there were 6,553,890, 983,825, 6,553,890, and 983,825 stock options and non-vested (restricted) shares for the three months ended September 26, 2024 and September 28, 2023 and nine months ended September 26, 2024 and September 28, 2023, respectively, excluded from the calculation as they were anti-dilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023 to 17,411,323 shares outstanding post-reverse stock split. In accordance with ASC 260—Earnings Per Share, income per share for the three and nine months ended September 28, 2023 were retrospectively adjusted for the reverse stock split.

4. RECONSOLIDATION OF NCM LLC

On April 11, 2023, NCM LLC filed the Chapter 11 Case. Upon filing the Chapter 11 Case and in accordance with applicable GAAP, the Company concluded that NCM, Inc. no longer controlled NCM LLC for accounting purposes as of April 11, 2023 (the “Petition Date”), the date on which NCM LLC filed its Chapter 11 petition, as NCM LLC was under the control of the Bankruptcy Court, and therefore, NCM LLC was deconsolidated from the Company’s consolidated financial statements prospectively, resulting in a $557.7 million gain recorded in ‘Gain on deconsolidation of affiliate’ in the Consolidated Statements of Operations for the three and nine months ended September 28, 2023. The recorded gain was measured as the excess of the estimated fair value of the investment in NCM LLC retained over the net liabilities of NCM LLC as of April 11, 2023. The investment of NCM LLC was measured at cost minus any impairment in accordance with the measurement alternative outlined in ASC 321—Investments—Equity Securities. While NCM LLC remained in bankruptcy, NCM, Inc. accounted for the retained equity interest in NCM LLC at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly market transactions. Upon the deconsolidation of NCM LLC, the original cost of the investment was valued based upon NCM, Inc.'s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. Significant assumptions utilized within these analyses included the weighted average cost of capital and NCM LLC’s forecasted cash flows.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the fair value of NCM LLC and fair values of the assets acquired and liabilities assumed as of the reconsolidation date (in millions):

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

There have been no adjustments to the purchase price and fair value estimates presented in Note 5 of the Company’s Form 10-K for the nine months ended September 26, 2024, and these amounts are now final.

The identifiable intangible assets of $415.0 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective weighted-average estimated useful lives.

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

Upon reconsolidation, NCM, Inc. recorded the fair values of the assets acquired and liabilities assumed as of the reconsolidation date and the investment in NCM LLC was further adjusted to the full purchase price value of $483.4 million. The

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

difference between the purchase price of NCM LLC and the fair value of NCM, Inc.’s investment in NCM LLC as calculated above, the $15.5 million of cash contributed by NCM, Inc. (consisting of $0.5 million related to the General Unsecured Claim Pool and $15.0 million under the NCMI Capital Contribution) and the shares issued to NCM LLC’s secured lenders of $245.3 million resulted in a gain of $167.8 million upon the reconsolidation of NCM LLC. The Company recognized a gain due to the variance between the fair value of NCM LLC’s assets and liabilities and NCM, Inc.’s depressed stock price on the Effective Date and the NCM, Inc. shares retained by the existing shareholders as part of the NCMI 9019 Settlement. NCM, Inc.’s stock price had been negatively impacted beginning with the COVID-19 pandemic followed by Cineworld’s bankruptcy proceeding and NCM LLC’s Chapter 11 Case, as well as by other socioeconomic factors.

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

	Three Months Ended	Nine Months Ended
	September 26, 2023	September 28, 2023
Revenue	$69.6	$168.9
Net Loss	$(146.9)	$(210.3)

5. INTANGIBLE ASSETS

The Company’s intangible assets consist of contractual rights to provide its services within the theaters under the ESAs and the network affiliate agreements, as well as for customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company. The intangible assets are stated at their estimated fair values upon the reconsolidation of NCM LLC on August 7, 2023, net of accumulated amortization. The Company records amortization using the straight-line method over the estimated useful life of each intangible. For the contractual rights to provide its service within the theaters under the ESA and network affiliate agreements, the estimated useful life corresponds to the term of the ESAs and the average renewable term of the contracts with the network affiliates. For the customer relationships developed and maintained by the Company’s sales force and trademarks held and used by the Company, the estimated useful life corresponds to industry standard lives for customer relationships and trademarks. In accordance with ASC 360—Property, Plant and Equipment, the Company continuously monitors the performance of the underlying assets for potential triggering events suggesting an impairment review should be performed. No such triggering events were identified in the three and nine months ended September 26, 2024 and September 28, 2023.

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

Integration Payments and Other Encumbered Theater Payments—If an existing on-screen advertising agreement with an alternative provider is in place with respect to any acquired theaters (“Encumbered Theaters”), the applicable ESA Party may elect to receive common membership units related to those Encumbered Theaters in connection with the Common Unit Adjustment. If the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ESA Party makes this election, then they are required to make payments on a quarterly basis in arrears in accordance with certain run-out provisions pursuant to the ESAs (“integration payments”). Because the Carmike Cinemas, Inc. (“Carmike”) theaters acquired by AMC are subject to an existing on-screen advertising agreement with an alternative provider, AMC makes integration payments to NCM LLC. The integration payments will continue until the earlier of (i) the date the theaters are transferred to NCM LLC’s network or (ii) the expiration of the ESA. Integration payments are calculated based upon the advertising cash flow that the Company would have generated if it had exclusive access to sell advertising in the theaters with pre-existing advertising agreements. The ESAs additionally entitle NCM LLC to payments related to the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements for Encumbered Theaters. These payments are also accounted for as a reduction to the intangible asset related to the ESAs. During the three and nine months ended September 26, 2024 and September 28, 2023, the Company recorded a reduction to net intangible assets of $1.2 million, $0.9 million, $2.2 million and $2.1 million, respectively, related to integration and other Encumbered Theater payments. During the three months ended September 26, 2024 and September 28, 2023 and nine months ended September 26, 2024 and September 28, 2023, AMC and Cinemark paid a total of $0.5 million, $1.1 million, $0.9 million and $5.2 million, respectively, in integration and Encumbered Theater payments. If common membership units are issued to an ESA Party for newly acquired theaters that are subject to an existing on-screen advertising agreement with an alternative provider, the amortization of the intangible asset commences after the existing agreement expires and NCM LLC can utilize the theaters for all of its services.

As of September 26, 2024 and December 28, 2023, the Company’s intangible assets related to the ESA Party agreements were $221.2 million, net of accumulated amortization of $21.6 million, and $236.7 million, net of accumulated amortization of $7.6 million, respectively, with weighted average remaining lives of 11.9 years and 12.6 years, respectively.

As of September 26, 2024 and December 28, 2023, the Company’s intangible assets related to the network affiliate agreements were $69.6 million, net of accumulated amortization of $5.4 million, and $73.2 million, net of accumulated amortization of $1.8 million, respectively, with weighted average remaining lives of 14.9 years and 15.6 years, respectively.

As of September 26, 2024 and December 28, 2023, the Company’s intangible assets related to customer relationships, were $60.7 million, net of accumulated amortization of $14.3 million, and $70.1 million, net of accumulated amortization of $4.9 million, respectively, with weighted average remaining lives of 4.9 years and 5.6 years, respectively.

As of September 26, 2024 and December 28, 2023, the Company’s intangible asset related to the trademark, was $12.9 million, net of accumulated amortization of $2.1 million, and $14.3 million, net of accumulated amortization of $0.7 million, respectively, with weighted average remaining lives of 6.9 years and 7.6 years, respectively.

The estimated aggregate amortization expense for the remainder of fiscal 2024 is $9.4 million and $37.8 million each for fiscal years 2025 and 2028.

6. RELATED PARTY TRANSACTIONS

ESA Party and Managing Member Transactions—In connection with NCM, Inc.’s initial public offering (“IPO”), the Company entered into several agreements to define and regulate the relationships among NCM LLC, NCM, Inc. and AMC, Cinemark, and Regal which are outlined below.

AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement, Tax Receivable Agreement (“TRA”) and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero), TRA payments and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 3,377 common membership units to AMC. As of September 26, 2024, AMC’s ownership was approximately 0.0% of NCM LLC and 0.0% of NCM, Inc.

Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement, TRA and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero), TRA payments and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 common membership units to Cinemark. On April 16, 2024, the Company elected to satisfy a

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of September 26, 2024, Cinemark’s ownership was 0.0% of NCM LLC and 4.6% of NCM, Inc.

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
•
Software License Agreement. At the date of the Company’s IPO, NCM LLC was granted a perpetual, royalty-free license from AMC, Cinemark and Regal to use certain proprietary software that existed at the time for the delivery of digital advertising and other content through the DCN to screens in the U.S. NCM LLC has made improvements to this software since the IPO date and NCM LLC owns those improvements, except for improvements that were developed jointly by NCM LLC and AMC, Cinemark and Regal, if any.

The following tables provide summaries of the transactions between NCM, Inc. and AMC, Cinemark and Regal when designated related parties (in millions):

	Three Months Ended		Nine Months Ended
Included in the unaudited Condensed Consolidated Statements of Operations:	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Revenue:	(1)		(1)
ESA advertising revenue from beverage concessionaire agreements (included in revenue) (2)	$—	$—	$—	$4.1
Management fee reimbursement (3)	$—	$2.4	$—	$10.1
Operating expenses:
ESA Parties and network affiliate fees (4)	$—	$—	$—	$16.5

(1)
For the three and nine months ended September 26, 2024, AMC, Cinemark and Regal were not related parties.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(2)
For the three and nine months ended September 28, 2023, Cinemark and Regal (through July 14, 2023) purchased 60 seconds of on-screen advertising time from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 seconds equivalent cost per thousand impressions (“CPM”) rate specified by the ESA. Beverage revenue above is only reflective of periods where Cinemark and Regal were related parties.
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

AC JV, LLC Transactions—In December 2013, NCM LLC sold its Fathom Events business to a newly formed limited liability company, AC JV, LLC, owned 32% by each of the founding members and 4% by NCM LLC. The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. The Company’s investment in AC JV, LLC was $1.3 million and $0.7 million as of September 26, 2024 and December 28, 2023, respectively. During the three months ended September 26, 2024 and September 28, 2023 and nine months ended September 26, 2024 and September 28, 2023, NCM LLC received cash distributions from AC JV, LLC of $0.3 million, $0.1 million, $0.6 million, and $0.3 million, respectively. Equity in earnings from AC JV, LLC of $0.5 million, $0.1 million, $1.2 million and $0.3 million, for the three months ended September 26, 2024 and September 28, 2023 and nine months ended September 26, 2024 and September 28, 2023, respectively, are included in “Other non-operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations.

7. BORROWINGS

The following table summarizes total outstanding debt as of September 26, 2024 and December 28, 2023 and the significant terms of its borrowing arrangements (in millions):

	Outstanding Balance as of
Borrowings	September 26, 2024	December 28, 2023	Maturity Date	Interest Rate
Revolving Credit Facility 2023	$10.0	$10.0	August 7, 2026	(1)
Total borrowings	10.0	10.0
Less: debt issuance costs and debt discounts related to term loans and senior notes	—	—
Total borrowings, net	10.0	10.0
Less: current portion of debt	—	—
Carrying value of long-term debt	$10.0	$10.0

(1)
The interest rates on the Revolving Credit Facility 2023 is described below.

Loan, Security and Guarantee Agreement—On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the Revolving Credit Facility 2023 is $55,000,000. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate of SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5,000,000 and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability is greater than both (a) $5,000,000 and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

currently outstanding under the Revolving Credit Facility 2023, as of September 26, 2024. The Revolving Credit Facility 2023 also contains customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of September 26, 2024, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net of letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of September 26, 2024 was 9.06%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.

The Revolving Credit Facility 2023 contains a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at September 26, 2024, including maintaining a fixed charge coverage ratio in excess of 1.1 to 1.0 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC is permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default has occurred and continues to occur. Dividend payments and other distributions are made if the fixed charge coverage ratio is in excess of 1.1 to 1.0 and availability, after the distribution, is in compliance with the availability thresholds.

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

As of September 26, 2024, the NCM LLC’s fixed charge coverage ratio was 3.5 to 1.0 (versus the required ratio of 1.1 to 1.0) and had maximum availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million).

8. INCOME TAXES

Changes in the Company’s Effective Tax Rate—The Company recorded income tax expense of $0.0 million for the three and nine months ended September 26, 2024 and for the three and nine months ended September 28, 2023 resulting in an effective tax rate of 0.0% for these periods. The Company held a full valuation allowance on its net deferred tax assets as of December 28, 2023 following the determination it was more-likely-than-not that the Company will not be able to realize the benefit of those assets. The Company maintained a full valuation allowance as of September 26, 2024, resulting in deferred tax expense of $0.0 million for the three and nine months ended September 26, 2024 and the Company’s effective tax rate of 0.0%.

9. COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material adverse effect individually or in the aggregate on its financial position, results of operations or cash flows.

Operating Commitments - Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $11.9 million and short-term and long-term lease liabilities of $1.4 million and $12.3 million, respectively, on the balance sheet as of September 26, 2024 for all material leases with terms longer than twelve months. These balances are included within ‘Other assets’, ‘Other current liabilities’ and ‘Other liabilities’, respectively, on the unaudited Condensed Consolidated Balance Sheets. As of September 26, 2024, the Company had a weighted average remaining lease term of 7.6 years on these leases. When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of September 26, 2024, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 6.9%.

During the three and nine months ended September 26, 2024 and September 28, 2023, the Company recognized the following components of total lease cost (in millions). These costs are presented within ‘Selling and marketing costs’ and ‘Administrative and other costs’ within the unaudited Condensed Consolidated Statements of Operations depending upon the nature of the use of the facility.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 26, 2024	September 28, 2023	September 26, 2024	September 28, 2023
Operating lease cost	$0.5	$1.4	$1.8	$2.4
Variable lease cost	—	0.2	0.2	0.4
Total lease cost	$0.5	$1.6	$2.0	$2.8

The Company made total lease payments of $0.4 million, $0.8 million, $1.6 million and $2.9 million during the three months ended September 26, 2024 and September 28, 2023 and nine months ended September 26, 2024 and September 28, 2023, respectively. These payments are included within cash flows from operating activities within the unaudited Condensed Consolidated Statement of Cash Flows.

Operating Commitments—ESAs and Affiliate Agreements—The Company has entered into long-term ESAs and multi-year agreements with third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognized the intangibles upon the reconsolidation of NCM LLC on August 7, 2023. Additions to the intangible assets may be recognized upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 5—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842—Leases ("ASC 842") once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the unaudited Condensed Consolidated Statement of Operations. The company recorded $5.9 million, $3.6 million, $17.6 million and $10.7 million in amortization of these intangible assets in the three and nine months ended September 26, 2024 and September 28, 2023, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increases by 8% every five years. The payment per theater patron increased in 2022 and will again in fiscal year 2027, and the payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of September 26, 2024 and December 28, 2023, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis. If a network affiliate achieves the attendance set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of September 26, 2024, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

guarantees is $234.5 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from two years to nine years, prior to any renewal periods of which some are at the option of the Company. The Company accrued $0.6 million and $0.0 million related to affiliate agreements with guaranteed minimums in excess of the revenue share agreement as of September 26, 2024 and December 28, 2023, respectively, within ‘Accounts payable’ in the Unaudited Condensed Consolidated Balance Sheet. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company will not incur minimum revenue share fees during a period of time the minimum theater attendance or revenue levels are not met by the affiliate.

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

Other investments consisted of the following (in millions):

	As of
	September 26, 2024	December 28, 2023
Investment in AC JV, LLC	$1.3	$0.7
Total	$1.3	$0.7

As of September 26, 2024, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments. The investment in AC JV, LLC was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

		Fair Value Measurements at Reporting Date Using
	Fair Value As of September 26, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$40.7	$40.7	$—	$—
Short-term marketable securities (2)	0.1	—	0.1	—
Total assets	$40.8	$40.7	$0.1	$—

(1)
Cash equivalents—The Company’s cash equivalents are carried at estimated fair value. Cash equivalents consist of money market accounts which the Company has classified as Level 1 given the active market for these accounts.
(2)
Short-term marketable securities—The carrying amount and fair value of the marketable securities are equivalent since the Company accounts for these instruments at fair value. The Company’s certificates of deposit are valued at cost plus interest. The inputs in the valuation are classified as Level 1 if there is an active market for these securities; however, if an active market does not exist, the inputs are recorded at a lower level in the fair value hierarchy. The value of the certificates of deposit is derived from contractual terms. The inputs to the valuation pricing models are observable, and as such are generally classified as Level 2 in the fair value hierarchy.

The amortized cost basis, aggregate fair value and maturity of the marketable securities the Company held as of September 26, 2024 are as follows:

	As of September 26, 2024
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.1	$0.1	0.4
Total short-term marketable securities	0.1	0.1
Total marketable securities	$0.1	$0.1

11. SUBSEQUENT EVENTS

Share Repurchase Program—Subsequent to the three and nine months ended September 26, 2024, in accordance with the stock repurchase plan approved on March 18, 2024 by the Company’s Board of Directors, 169,895 shares were repurchased on the open market for $1.1 million. In accordance with ASC 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.

Other Investments—On October 1, 2024, the Company invested $1.0 million in cash to acquire equity interests in an advertising-related company. Additionally, on October 8, 2024, the Company entered into an agreement with an entertainment company to exchange $2.0 million of on-screen advertising to be provided over a three-year term in exchange for equity interests.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

We present multiple formats of The Noovie Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of September 26, 2024, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 65.2% of our network. All other NCM network theater circuits, which make up the remaining 34.8% of our network, present The Noovie Show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.

We also sell advertising on our lobby network (“LEN”), a series of strategically placed screens located in movie theater lobbies, as well as other forms of advertising and promotions in theater lobbies. In addition, we sell online and mobile advertising through our Noovie Audience Accelerator service, across our suite of Noovie digital properties, as well as a variety of complementary out of home venues in order to reach entertainment audiences beyond the theater. As of September 26, 2024, 7.4 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data have resulted in approximately 815.0 million data sets as of September 26, 2024. We have long-term exhibitor service agreements (“ESAs”) (approximately 14.4 weighted average years remaining) and multi-year agreements with our network affiliates, which expire at various dates between January 2025 and July 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.5 years as of September 26, 2024. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. Our Noovie Show and LEN programming are distributed predominantly via satellite through our proprietary digital content network (“DCN”).

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including changes in revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (“CPM”), local advertising rate per theater per week, advertising revenue per attendee, as well as significant operating expenses and related trends. We also monitor free cash flow, cash balances, the fixed charge coverage ratio and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs, debt obligations and any future dividends declared by our Board of Directors.

Our operating results may be affected by a variety of internal and external factors and trends described more fully in the section entitled “Risk Factors” below and in our Annual Report on Form 10-K filed with the SEC on March 18, 2024 for our fiscal year ended December 28, 2023.

Recent Developments

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the three and nine months ended September 26, 2024, 304,901 and 2,224,488 shares, respectively, were repurchased on the open market. In accordance with Accounting Standards Codification (“ASC”) 505 —Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings of $1.9 million and $11.3 million for the three and nine months ended September 26, 2024, respectively.

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

On June 27, 2023, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming NCM LLC’s Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code [Docket No. 428] (as may be amended, modified, or supplemented form time to time, the “Plan”) and approving the Amended Disclosure Statement for First Amended Chapter 11 Plan of Reorganization of National CineMedia, LLC [Docket No. 250] (the “Disclosure Statement”) on a final basis. Following confirmation of the Plan on August 7, 2023 (the “Effective Date’), all the conditions to effectiveness of the Plan were satisfied or waived, the Restructuring Transactions (as defined in the “Plan”) were substantially consummated and NCM LLC emerged from bankruptcy. Among other things, on the Effective Date, in accordance with the Plan, all common units under the NCM LLC’s Third Amended and Restated Limited Liability Company Operating Agreement (the “NCM LLC Operating Agreement”) were canceled and extinguished, NCM, Inc. received NCM LLC common units and transferred the NCM Capital Contribution (as defined in the Plan) of approximately $15.5 million to NCM LLC, NCM LLC assumed certain unexpired Executory Contracts and Unexpired Leases (each, as defined in the Plan), including AMC’s and Cinemark’s ESAs, NCM LLC transferred $8.8 million of cash to a professional fees escrow account and $15.0 million to an unsecured creditor settlements escrow account for the General Unsecured Claim Pool (as defined in the Plan). NCM LLC commenced distributions to creditors, including the issuance of shares of NCM, Inc. common stock to holders of Secured Debt Claims (as defined in the Plan) and NCM LLC entered into an Exit Facility (as defined in the Plan) to support operations upon emergence. As a result of the Plan, all historical debt of NCM LLC was discharged and NCM LLC recorded a gain on bankruptcy of $916.4 million for the nine months and year ended December 28, 2023.

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

As of September 26, 2024, the Company had not completed all agreed upon payments to the General Unsecured Claim Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts payable’ on the unaudited Condensed Consolidated Balance Sheet as of September 26, 2024, respectively.

Summary Historical and Operating Data

You should read this information with the other information contained in this document, and our unaudited historical financial statements and the notes thereto included elsewhere in this document.

NCM, Inc.’s Operating Data—Within the financial results outlined below, all activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. The operating results for NCM LLC, which management believes better represent the Company’s historical consolidated performance, are presented separately subsequent to the operating data for NCM, Inc., which is presented below (dollars in millions, except share and margin data):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

					% Change
	Q3 2024	Q3 2023	YTD 2024	YTD 2023	Q3 2023 to Q3 2024	YTD 2023 to YTD 2024
Revenue	$62.4	$24.7	$154.5	$74.4	152.6%	107.7%
Operating expenses:
Network operating costs	3.3	2.6	10.6	6.9	26.9%	53.6%
ESA Parties and network affiliate fees	32.9	14.5	82.1	42.8	126.9%	91.8%
Selling and marketing costs	10.1	6.3	29.6	16.9	60.3%	75.1%
Administrative and other costs	12.9	7.3	39.8	40.6	76.7%	(2.0%)
Depreciation expense	1.2	0.6	3.4	2.1	100.0%	61.9%
Amortization expense	9.5	5.7	28.4	12.8	66.7%	121.9%
Total operating expenses	69.9	37.0	193.9	122.1	88.9%	58.8%
Operating loss	(7.5)	(12.3)	(39.4)	(47.7)	(39.0%)	(17.4%)
Non-operating (income) expense	(3.9)	(194.1)	7.6	(720.7)	(98.0%)	(101.1%)
Income tax expense	—	—	—	—	0.0%	0.0%
Net loss attributable to noncontrolling interests	—	—	—	(8.5)	0.0%	(100.0%)
Net (loss) income attributable to NCM, Inc.	$(3.6)	$181.8	$(47.0)	$681.5	(102.0%)	(106.9%)

Net (loss) income per NCM, Inc. basic share	$(0.04)	$2.89	$(0.49)	$21.58	(101.4%)	(102.3%)
Net (loss) income per NCM, Inc. diluted share	$(0.04)	$2.89	$(0.49)	$20.72	(101.4%)	(102.4%)

Basis of Presentation

The results of operations data for the three months ended September 26, 2024 (third quarter of 2024) and September 28, 2023 (third quarter of 2023) and the nine months ended September 26, 2024 and September 28, 2023 were derived from the unaudited Condensed Consolidated Financial Statements and accounting records of NCM, Inc. and should be read in conjunction with the accompanying notes.

Our Network—The change in the number of screens in our network by the ESA Parties and network affiliates during the nine months ended September 26, 2024 was as follows.

	Number of screens
	ESA Parties	Network Affiliates	Total
Balance as of December 28, 2023	9,573	8,830	18,403
Lost affiliates (1)	—	(167)	(167)
Closures, net of openings (2)	(81)	(14)	(95)
Balance as of September 26, 2024	9,492	8,649	18,141

(1)
Represents the loss of three of our affiliates following the end of their affiliate agreements resulting in a reduction of 167 affiliate screens to our network as of September 26, 2024.
(2)
Represents the closure of 95 screens, net of new screens added, across our ESA Parties and network affiliates.

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

Results of Operations

Third Quarter of 2024 and Third Quarter of 2023 for NCM, Inc.

Revenue. Total revenue increased $37.7 million, or 152.6%, from $24.7 million for the third quarter of 2023 to $62.4 million for the third quarter of 2024. The following is a summary of revenue by category (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended		$ Change	% Change
	Q3 2024	Q3 2023	Q3 2023 to Q3 2024	Q3 2023 to Q3 2024
National advertising revenue	$46.8	$15.5	$31.3	201.9%
Local and regional advertising revenue	11.4	5.1	6.3	123.5%
ESA Party advertising revenue from beverage concessionaire agreements	4.2	1.7	2.5	147.1%
Management fee reimbursement	—	2.4	(2.4)	(100.0)%
Total revenue	$62.4	$24.7	$37.7	152.6%

National advertising revenue. National advertising revenue increased by $31.3 million, or 201.9%, from $15.5 million for the third quarter of 2023 to $46.8 million for the third quarter of 2024. The increase in national advertising revenue was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $15.5 million of revenue within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $46.8 million of revenue in the third quarter of 2024 representing a full quarter of consolidated activity.

Local and regional advertising revenue. Local and regional advertising revenue increased by $6.3 million, or 123.5%, from $5.1 million for the third quarter of 2023 to $11.4 million for the third quarter of 2024. The increase in local and regional advertising revenue was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $5.1 million of revenue within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $11.4 million of revenue in the third quarter of 2024 representing a full quarter of consolidated activity.

ESA Party beverage revenue. ESA Party beverage revenue increased $2.5 million, or 147.1%, from $1.7 million for the third quarter of 2023 to $4.2 million for the third quarter of 2024. The increase in ESA Party beverage revenue was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $1.7 million of revenue within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $4.2 million of revenue in the third quarter of 2024 representing a full quarter of consolidated activity.

Management fee reimbursement. Management fee reimbursement decreased $2.4 million, or 100.0%, from $2.4 million for the third quarter of 2023 to $0.0 million for the third quarter of 2024. The $2.4 million represents the revenue recognized by NCM, Inc. for managing unconsolidated NCM LLC during a portion of the third quarter of 2023. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC. In the third quarter of 2024, NCM LLC is reconsolidated by NCM, Inc. following the completion of NCM LLC's Chapter 11 Case and these amounts have been eliminated upon consolidation.

Operating expenses. Total operating expenses increased $32.9 million, or 88.9%, from $37.0 million for the third quarter of 2023 to $69.9 million for the third quarter of 2024. The following table shows the changes in operating expense for the third quarter of 2024 (in millions):

	Three Months Ended		$ Change	% Change
	Q3 2024	Q3 2023	Q3 2023 to Q3 2024	Q3 2023 to Q3 2024
Network operating costs	$3.3	$2.6	$0.7	26.9%
ESA Parties and network affiliate fees	32.9	14.5	18.4	126.9%
Selling and marketing costs	10.1	6.3	3.8	60.3%
Administrative and other costs	12.9	7.3	5.6	76.7%
Depreciation expense	1.2	0.6	0.6	100.0%
Amortization expense	9.5	5.7	3.8	66.7%
Total operating expenses	$69.9	$37.0	$32.9	88.9%

Network operating costs. Network operating costs increased $0.7 million, or 26.9%, from $2.6 million for the third quarter of 2023 to $3.3 million for the third quarter of 2024. The increase in network operating costs was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $2.6 million of expense within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $3.3 million of expense in the third quarter of 2024 representing a full quarter of consolidated activity.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees increased by $18.4 million, or 126.9%, from $14.5 million for the third quarter of 2023 to $32.9 million for the third quarter of 2024. The increase in ESA Parties and network affiliate fees was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $14.5 million of expense within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

on August 7, 2023, compared to the $32.9 million of expense in the third quarter of 2024 representing a full quarter of consolidated activity.

Selling and marketing costs. Selling and marketing costs increased $3.8 million, or 60.3%, from $6.3 million for the third quarter of 2023 to $10.1 million for the third quarter of 2024. The increase in selling and marketing costs was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $6.3 million of expense within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $10.1 million of expense in the third quarter of 2024 representing a full quarter of consolidated activity.

Administrative and other costs. Administrative and other costs increased $5.6 million, or 76.7%, from $7.3 million for the third quarter of 2023 to $12.9 million for the third quarter of 2024. The increase was primarily due to a $3.8 million increase in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding for the third quarter of 2024, compared to the third quarter of 2023, due to the deconsolidation of NCM LLC during a portion of the third quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing, as well as additional costs incurred in the third quarter of 2024 related to ongoing litigation regarding unsettled claims. The increase is also due to a $1.7 million increase in stock based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to limited grant activity in 2023 and a $0.4 million increase in other corporate expenses due to the deconsolidation of NCM LLC during a portion of the third quarter of 2023 while NCM LLC's Chapter 11 Case was ongoing. These increases were partially offset by a $0.5 million decrease in personnel costs due to the workforce reorganization in the first quarter of 2024.

Depreciation expense. Depreciation expense increased $0.6 million, or 100.0%, from $0.6 million for the third quarter of 2023 to $1.2 million in the third quarter of 2024. The increase in depreciation expense was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $0.6 million of expense within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $1.2 million of expense in the third quarter of 2024 representing a full quarter of consolidated activity.

Amortization expense. Amortization expense increased $3.8 million, or 66.7%, from $5.7 million for the third quarter of 2023 to $9.5 million for the third quarter of 2024. The increase in amortization expense was primarily due to the reconsolidation of NCM LLC during the third quarter of 2023. The $5.7 million of expense within the third quarter of 2023 represents the activity of NCM LLC after the reconsolidation of NCM LLC on August 7, 2023, compared to the $9.5 million of expense in the third quarter of 2024 representing a full quarter of consolidated activity.

Non-operating (income) expense. Total non-operating (income) expense decreased $190.2 million, or 98.0%, from $194.1 million in non-operating income for the third quarter of 2023 to $3.9 million in non-operating income for the third quarter of 2024. The following table shows the changes in non-operating (income) expense for the third quarter of 2024 and the third quarter of 2023 (in millions):

	Three Months Ended		$ Change	% Change
	Q3 2024	Q3 2023	Q3 2023 to Q3 2024	Q3 2023 to Q3 2024
Interest on borrowings	$0.4	$0.3	$0.1	33.3%
Interest income	(0.7)	—	(0.7)	100.0%
(Gain) loss on the re-measurement of the payable under the tax receivable agreement	(3.0)	9.3	(12.3)	(132.3)%
Gain on re-measurement of investment in NCM LLC	—	(35.3)	35.3	(100.0)%
Gain on reconsolidation of NCM LLC	—	(168.0)	168.0	(100.0)%
Other non-operating income, net	(0.6)	(0.4)	(0.2)	50.0%
Total non-operating (income) expense	$(3.9)	$(194.1)	$190.2	(98.0)%

The decrease in non-operating income was primarily due to a $168.0 million decrease in the gain on reconsolidation of NCM LLC and a $35.3 million decrease in gain on re-measurement of investment in NCM LLC in the third quarter of 2024, as compared to the third quarter of 2023. This was partially offset by a $12.3 million increase in the gain on the re-measurement of the payable under the tax receivable agreement due to adjustments in management's forecast for future years following increased insight into the respective movie slates and market demand and a $0.7 million increase in interest income in the third quarter of 2024, as compared to the third quarter of 2023.

Results of Operations for NCM LLC for the Third Quarter of 2024 and Third Quarter of 2023

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the three months ended September 26, 2024 (third quarter of 2024) and September 28, 2023 (third quarter of 2023) for NCM LLC:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

			$ Change	% Change
	Q3 2024	Q3 2023	Q3 2023 to Q3 2024	Q3 2023 to Q3 2024
Revenue	$62.4	$69.6	$(7.2)	(10.3)%
Operating expenses:
Network operating costs	3.3	3.7	(0.4)	(10.8)%
ESA Parties and network affiliate fees	32.9	34.8	(1.9)	(5.5)%
Selling and marketing costs	10.1	11.8	(1.7)	(14.4)%
Administrative and other costs	12.9	26.0	(13.1)	(50.4)%
Loss on termination of Regal ESA	—	125.6	(125.6)	(100.0)%
Impairment of long-lived assets	—	9.6	(9.6)	(100.0)%
Depreciation expense	1.2	1.0	0.2	20.0%
Amortization expense	9.5	7.8	1.7	21.8%
Total operating expenses	69.9	220.3	(150.4)	(68.3)%
Operating loss	$(7.5)	$(150.7)	$143.2	(95.0)%

Adjusted OIBDA	$8.8	$11.3	$(2.5)	(22.1)%
Adjusted OIBDA margin	14.1%	16.2%	(2.1)%	(12.9)%
Total theater attendance (in millions) (1)	121.6	131.7	(10.1)	(7.7)%

Revenue. Revenue decreased $7.2 million, or 10.3%, from $69.6 million for the third quarter of 2023 to $62.4 million for the third quarter of 2024.

National advertising revenue decreased by $5.2 million, or 10.0%, from $52.0 million for the third quarter of 2023 to $46.8 million for the third quarter of 2024. The decrease in national advertising revenue was primarily due to a 7.7% decrease in attendance due to a decreased movie slate in the third quarter of 2024 compared to the third quarter of 2023, caused by the writer and actor strikes in 2023 and a 4.5% decrease in CPMs in the third quarter of 2024, as compared to the third quarter of 2023.

Local and regional advertising revenue decreased by $1.5 million, or 11.6%, from $12.9 million for the third quarter of 2023 to $11.4 million for the third quarter of 2024. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the government, consumer packaged goods, entertainment, and education categories partially driven by a decreased movie slate in the third quarter of 2024 compared to the third quarter of 2023 due to the writer and actor strikes in 2023. The decrease was partially offset by an increase in contract activity and size within the automotive, healthcare, wireless and insurance categories, in the third quarter of 2024, as compared to the third quarter of 2023, as well as by the launch of the new programmatic offering in early 2024.

ESA Party beverage revenue decreased $0.5 million, or 10.6% from $4.7 million for the third quarter of 2023 to $4.2 million for the third quarter of 2024. The decrease was primarily due to a 4.4% decrease in ESA Party attendance for the third quarter of 2024, as compared to the third quarter of 2023.

Network operating costs. Network operating costs decreased $0.4 million, or 10.8%, from $3.7 million for the third quarter of 2023 to $3.3 million for the third quarter of 2024. The decrease was primarily due to a $0.2 million decrease in costs associated with our digital out of home offering due to a decrease in associated revenue and a $0.2 million decrease in personnel related expenses in the third quarter of 2024, as compared to the third quarter of 2023. These decreases were partially offset by a $0.1 million increase in satellite costs related to the one-time transition of providers in the third quarter of 2024, as compared to the third quarter of 2023.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees decreased by $1.9 million, or 5.5%, from $34.8 million for the third quarter of 2023 to $32.9 million for the third quarter of 2024. The decrease was primarily due to a 7.7% decrease in network attendance, as well as the rejection of certain affiliate agreements through the bankruptcy proceedings in 2023. These decreases were partially offset by contractual rate increases with the ESA parties for the third quarter of 2024, as compared to the third quarter of 2023.

Selling and marketing costs. Selling and marketing costs decreased $1.7 million, or 14.4%, from $11.8 million for the third quarter of 2023 to $10.1 million for the third quarter of 2024. The decrease was primarily due to a $1.9 million decrease in personnel related expenses primarily related to performance-based compensation due in part to the decrease in revenue, as well as, changes in the Company's incentive compensation plan following the workforce reorganization in the first quarter of 2024 and a $0.8 million decrease in costs associated with our digital offerings due to a decrease in digital revenue in the third quarter of 2024, as compared to the third quarter of 2023. These decreases were partially offset by a $0.6 million increase in selling

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

related expenses and a $0.4 million increase in bad debt expense in the third quarter of 2024, as compared to the third quarter of 2023.

Administrative and other costs. Administrative and other costs decreased $13.1 million, or 50.4%, from $26.0 million for the third quarter of 2023 to $12.9 million for the third quarter of 2024. The decrease was primarily related to a $12.9 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding incurred in the third quarter of 2023 compared the third quarter of 2024. Additionally, the decrease was due to a $1.9 million decrease in personnel related costs due to the workforce reorganization in the first quarter of 2024 and a retention program implemented to ensure continuity of the management team during the Chapter 11 Case in place during the third quarter of 2023. These decreases were partially offset by a $1.5 million increase in stock based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to limited grant activity in 2023.

Loss on termination of Regal ESA. Loss on termination of Regal ESA decreased $125.6 million, or 100.0%, from $125.6 million for the third quarter of 2023 to $0.0 million for the third quarter of 2024. This was primarily due to a $141.5 million disposal of the intangible asset related to the Regal ESA in the third quarter of 2023, offset by the $13.0 million gain on Regal's surrender of ownership in the Company, and $2.9 million in payables forgiven in conjunction with emergence from bankruptcy in the third quarter of 2023.

Impairment of long-lived assets. Impairment of long-lived assets decreased $9.6 million, or 100.0%, from $9.6 million for the third quarter of 2023 to $0.0 million for the third quarter of 2024. This was primarily due to the write-off of certain long-lived intangible assets in the third quarter of 2023.

Depreciation expense. Depreciation expense increased $0.2 million, or 20.0%, from $1.0 million for the third quarter of 2023 to $1.2 million in the third quarter of 2024. This decrease was primarily due to the fair value adjustments to NCM LLC's property and equipment upon reconsolidation by NCM, Inc. on August 7, 2023, as well as, accelerated depreciation recognized on leasehold improvements in conjunction with the relocation of one office location.

Amortization expense. Amortization expense increased $1.7 million, or 21.8%, from $7.8 million for the third quarter of 2023 to $9.5 million for the third quarter of 2024. The increase was primarily due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation by NCM, Inc. on August 7, 2023.

Nine months ended September 26, 2024 and September 28, 2023 for NCM, Inc.

Revenue. Total revenue increased $80.1 million, or 107.7%, from $74.4 million for the nine months ended September 28, 2023 to $154.5 million for the nine months ended September 26, 2024. The following is a summary of revenue by category (in millions):

	Nine Months Ended		$ Change	% Change
	September 26, 2024	September 28, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
National advertising revenue	$117.9	$43.0	$74.9	174.2%
Local and regional advertising revenue	26.5	14.2	12.3	86.6%
ESA Party advertising revenue from beverage concessionaire agreements	10.1	7.1	3.0	42.3%
Management fee reimbursement	—	10.1	(10.1)	(100.0)%
Total revenue	$154.5	$74.4	$80.1	107.7%

National advertising revenue. National advertising revenue increased by $74.9 million, or 174.2%, from $43.0 million for the nine months ended September 28, 2023 to $117.9 million for the nine months ended September 26, 2024. The increase in national advertising revenue was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $43.0 million of revenue within the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $117.9 million of revenue in the nine months ended September 26, 2024 representing three full quarters of consolidated activity.

Local and regional advertising revenue. Local and regional advertising revenue increased by $12.3 million, or 86.6%, from $14.2 million for the nine months ended September 28, 2023 to $26.5 million for the nine months ended September 26, 2024. The increase in local and regional advertising revenue was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $14.2 million of revenue within the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $26.5 million of revenue in the nine months ended September 26, 2024 representing three full quarters of consolidated activity.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ESA Party beverage revenue. ESA Party beverage revenue increased $3.0 million, or 42.3%, from $7.1 million for the nine months ended September 28, 2023 to $10.1 million for the nine months ended September 26, 2024. The increase in ESA Party beverage revenue was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $7.1 million of revenue within the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $10.1 million of revenue in the nine months ended September 26, 2024 representing three full quarters of consolidated activity. This increase was partially offset by the discontinuation of Regal's beverage revenue following Regal’s termination of their ESA in 2023, as well as the impact of a 13.7% decrease in ESA Party attendance for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.

Management fee reimbursement. Management fee reimbursement decreased $10.1 million, or 100%, from $10.1 million for the nine months ended September 28, 2023 to $0.0 million for the nine months ended September 26, 2024. The $10.1 million represents the revenue recognized by NCM, Inc. for managing unconsolidated NCM LLC during the nine months ended September 28, 2023. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC. In the nine months ended September 26, 2024, NCM LLC is consolidated by NCM, Inc., following the completion of NCM LLC's Chapter 11 Case and these amounts have been eliminated upon consolidation.

Operating expenses. Total operating expenses increased $71.8 million, or 58.8%, from $122.1 million for the nine months ended September 28, 2023 to $193.9 million for the nine months ended September 26, 2024. The following table shows the changes in operating expense for the nine months ended September 26, 2024 and September 28, 2023 (in millions):

	Nine Months Ended		$ Change	% Change
	September 26, 2024	September 28, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
Network operating costs	$10.6	$6.9	$3.7	53.6%
ESA Parties and network affiliate fees	82.1	42.8	39.3	91.8%
Selling and marketing costs	29.6	16.9	12.7	75.1%
Administrative and other costs	39.8	40.6	(0.8)	(2.0)%
Depreciation expense	3.4	2.1	1.3	61.9%
Amortization expense	28.4	12.8	15.6	121.9%
Total operating expenses	$193.9	$122.1	$71.8	58.8%

Network operating costs. Network operating costs increased $3.7 million, or 53.6%, from $6.9 million for the nine months ended September 28, 2023, to $10.6 million for the nine months ended September 26, 2024. The increase in network operating costs was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $6.9 million of expense within the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $10.6 million of expense in the nine months ended September 26, 2024 representing three full quarters of consolidated activity.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees increased $39.3 million, or 91.8%, from $42.8 million for the nine months ended September 28, 2023 to $82.1 million for the nine months ended September 26, 2024. The increase in ESA Parties and network affiliate fees was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $42.8 million of expense within the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $82.1 million of expense in the nine months ended September 26, 2024 representing three full quarters of consolidated activity.

Selling and marketing costs. Selling and marketing costs increased $12.7 million, or 75.1%, from $16.9 million for the nine months ended September 28, 2023 to $29.6 million for the nine months ended September 26, 2024. The increase in selling and marketing costs was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $16.9 million of expense within the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $29.6 million of expense in the nine months ended September 26, 2024 representing three full quarters of consolidated activity.

Administrative and other costs. Administrative and other costs decreased $0.8 million, or 2.0%, from $40.6 million for the nine months ended September 28, 2023 to $39.8 million for the nine months ended September 26, 2024. The decrease is primarily due to an $8.2 million decrease in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding for the nine months ended September 26, 2024, compared to the nine months ended September 28, 2023. The decrease was partially offset by a $4.6 million increase in stock based compensation following the grant of a management equity incentive plan in the first

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

quarter of 2024 compared to limited grant activity in 2023, a $1.5 million increase in other corporate expenses due to the deconsolidation of NCM LLC during a portion of the nine months ended September 28, 2023 while NCM LLC's Chapter 11 Case was ongoing and a $1.2 million increase in severance expense due to the non-renewal of the former President - Sales, Marketing and Partnerships' contract for the nine months ended September 26, 2024, compared to the nine months ended September 28, 2023.

Depreciation expense. Depreciation expense increased $1.3 million, or 61.9%, from $2.1 million for the nine months ended September 28, 2023 to $3.4 million for the nine months ended September 26, 2024. The increase in depreciation expense was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $2.1 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $3.4 million of expense in the nine months ended September 26, 2024 representing three full quarters of consolidated activity.

Amortization expense. Amortization expense increased $15.6 million, or 121.9%, from $12.8 million for the nine months ended September 28, 2023 to $28.4 million for the nine months ended September 26, 2024. The increase in amortization expense was primarily due to the deconsolidation and reconsolidation of NCM LLC within the nine months ended September 28, 2023. The $12.8 million of expense for the nine months ended September 28, 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $28.4 million of expense in the nine months ended September 26, 2024 representing three full quarters of consolidated activity. The increase was also due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation by NCM, Inc. on August 7, 2023.

Non-operating expense (income). Total non-operating expense (income) increased $728.3 million, or 101.1%, from $720.7 million of non-operating income for the nine months ended September 28, 2023 to $7.6 of non-operating expense for the nine months ended September 26, 2024. The following table shows the changes in non-operating expense (income) for the nine months ended September 28, 2023 and September 26, 2024 (in millions):

	Nine Months Ended		$ Change	% Change
	September 26, 2024	September 28, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
Interest on borrowings	$1.3	$27.5	$(26.2)	(95.3)%
Interest income	(1.7)	—	(1.7)	(100.0)%
Loss on the re-measurement of the payable under the tax receivable agreement	9.3	12.7	(3.4)	(26.8)%
Gain on deconsolidation of NCM LLC	—	(557.7)	557.7	(100.0)%
Gain on re-measurement of investment in NCM LLC	—	(35.5)	35.5	(100.0)%
Gain on reconsolidation of NCM LLC	—	(168.0)	168.0	(100.0)%
Other non-operating (income) expense, net	(1.3)	0.3	(1.6)	(533.3)%
Total non-operating expense (income)	$7.6	$(720.7)	$728.3	(101.1)%

The increase in non-operating expense (income) was primarily due to the $557.7 million decrease in gain on deconsolidation of NCM LLC, the $168.0 million decrease in the gain on reconsolidation of NCM LLC and the $35.5 million decrease in gain on re-measurement of investment in NCM LLC. This increase was partially offset by a $26.2 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC's emergence from bankruptcy and reconsolidation by NCM, Inc, on August 7, 2023, a $3.4 million decrease in the loss on re-measurement of the payable under the tax receivable agreement due to the inclusion of three years of projected taxable book income/(loss) within the calculation of the TRA payable in the third quarter of 2024, as compared to only one year in the third quarter of 2023, due to management’s ability to more accurately forecast following the conclusion of the COVID-19 pandemic, $1.7 million increase in interest income and a $1.6 million increase in other non-operating income.

Results of Operations for NCM LLC for the nine months ended September 26, 2024 and September 28, 2023

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the nine months ended September 28, 2023 and September 26, 2024 for NCM LLC:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended		$ Change	% Change
	September 26, 2024	September 28, 2023	YTD 2023 to YTD 2024	YTD 2023 to YTD 2024
Revenue	$154.5	$168.9	$(14.4)	(8.5)%
Operating expenses:
Network operating costs	10.6	11.2	(0.6)	(5.4)%
ESA Parties and network affiliate fees	82.1	88.5	(6.4)	(7.2)%
Selling and marketing costs	29.6	31.4	(1.8)	(5.7)%
Administrative and other costs	39.8	80.9	(41.1)	(50.8)%
Loss on termination of Regal ESA	—	125.6	(125.6)	(100.0)%
Impairment of long-lived assets	—	9.6	(9.6)	(100.0)%
Depreciation expense	3.4	3.6	(0.2)	(5.6)%
Amortization expense	28.4	20.3	8.1	39.9%
Total operating expenses	193.9	371.1	(177.2)	(47.7)%
Operating loss	$(39.4)	$(202.2)	$162.8	(80.5)%

Adjusted OIBDA	$10.7	$12.9	$(2.2)	(17.1)%
Adjusted OIBDA margin	6.9%	7.6%	(0.7)%	(9.3)%
Total theater attendance (in millions) (1)	290.2	356.6	(66.4)	(18.6)%

Revenue. Revenue decreased $14.4 million, or 8.5%, from $168.9 million for the nine months ended September 28, 2023 to $154.5 million for the nine months ended September 26, 2024.

National advertising revenue decreased by $0.3 million, or 0.3% from $118.2 million for the nine months ended September 28, 2023 to $117.9 million for the nine months ended September 26, 2024. The decrease in national advertising revenue was primarily due to a 18.6% decrease in attendance due to a decreased movie slate in the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023, caused by the writer and actor strikes in 2023. This decrease was almost completely offset by a 22.1% increase in national advertising utilization in the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.

Local and regional advertising revenue decreased by $8.4 million, or 24.1% from $34.9 million for the nine months ended September 28, 2023 to $26.5 million for the nine months ended September 26, 2024. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and size within the government, consumer packaged goods, entertainment and education categories due in part to a 18.6% decrease in attendance as well as a decreased movie slate in the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023, caused by the writer and actor strikes in 2023. The decrease was partially offset by an increase in contract activity and size within the automotive, healthcare, wireless and insurance categories, as well as the launch of the new programmatic offering in the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.

ESA Party beverage revenue decreased $5.7 million, or 36.1% from $15.8 million for the nine months ended September 28, 2023 to $10.1 million for the nine months ended September 26, 2024. The decrease was due to Regal’s termination of their ESA in 2023 and the resulting discontinuation of their beverage revenue as well as a 13.7% decrease in ESA Party attendance for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.

Network operating costs. Network operating costs decreased $0.6 million, or 5.4%, from $11.2 million for the for the nine months ended September 28, 2023 to $10.6 million for the nine months ended September 26, 2024. The decrease was primarily due to a $0.9 million decrease in personnel related expenses due to the workforce reorganization in the first quarter of 2024. This decrease was partially offset by a $0.3 million increase in satellite costs related to the one-time transition of providers for the nine months ended September 28, 2023, as compared to the nine months ended September 26, 2024.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees decreased by $6.4 million, or 7.2%, from $88.5 million for the nine months ended September 28, 2023 to $82.1 million for the nine months ended September 26, 2024. The decrease was primarily due to the 18.6% decrease in network attendance, as well as the rejection of certain affiliate agreements through the bankruptcy proceedings in 2023. These decreases were partially offset by the increase in fees owed under the Regal Advertising Agreement, which commenced on July 14, 2023, as well as due to contractual rate increases with the ESAs for the nine months ended September 28, 2023, as compared to the nine months ended September 26, 2024.

Selling and marketing costs. Selling and marketing costs decreased $1.8 million, or 5.7% , from $31.4 million for the nine months ended September 28, 2023 to $29.6 million for the nine months ended September 26, 2024. The decrease was due to a $2.1 million decrease in personnel related costs primarily related to performance-based compensation due in part to the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

decrease in revenue, as well as changes in the Company's incentive compensation plan following the workforce reorganization in the first quarter of 2024, a $1.6 million decrease in costs associated with our digital offerings due to a decrease in digital revenue and a $0.2 million decrease in lease related expenses, net of associated moving costs, for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023. These decreases were partially offset by a $1.4 million increase in selling related expenses and a $0.5 million increase in bad debt expense for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.

Administrative and other costs. Administrative and other costs decreased $41.1 million, or 50.8%, from $80.9 million for the nine months ended September 28, 2023 to $39.8 million for the nine months ended September 26, 2024. The decrease was primarily related to a $42.9 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding incurred in the nine months ended September 28, 2023 compared to the nine months ended September 26, 2024. Additionally, the decrease was due to a $2.4 million decrease in personnel related costs due to the workforce reorganization in the first quarter of 2024 and a retention program implemented to ensure continuity of the management team during the Chapter 11 Case in place during the third quarter of 2023 and a $0.4 million decrease in lease related expenses for the nine months ended September 26, 2024 compared to the nine months ended September 28, 2023. These decreases were partially offset by a $4.1 million increase in share-based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to limited grant activity in 2023 as well as a $0.4 million increase in cloud computing costs in the third quarter of 2024, compared to the third quarter of 2023.

Loss on termination of Regal ESA. Loss on termination of Regal ESA decreased $125.6 million, or 100.0%, from $125.6 million for the third quarter of 2023 to $0.0 million for the third quarter of 2024. This was primarily due to a $141.5 million disposal of the intangible asset related to the Regal ESA in the third quarter of 2023, offset by $13.0 million gain on Regal's surrender of ownership in the Company and $2.9 million in payables forgiven in conjunction with emergence from bankruptcy in the third quarter of 2023.

Impairment of long-lived assets. Impairment of long-lived assets decreased $9.6 million, or 100.0%, from $9.6 million for the third quarter of 2023 to $0.0 million for the third quarter of 2024. This was primarily due to the write-off of certain long-lived intangible assets in the third quarter of 2023.

Depreciation expense. Depreciation expense decreased $0.2 million, or 5.6%, from $3.6 million for the nine months ended September 28, 2023 to $3.4 million for the nine months ended September 26, 2024. This decrease was primarily due to the fair value adjustments to NCM LLC's property and equipment upon reconsolidation with NCM, Inc. on August 7, 2023.

Amortization expense. Amortization expense increased $8.1 million, or 39.9%, from $20.3 million for the nine months ended September 28, 2023 to $28.4 million for the nine months ended September 26, 2024. The increase was primarily due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.

Non-GAAP Financial Measures for NCM LLC

Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States. Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based compensation costs, impairment of long-lived assets, workforce reorganization costs, loss on termination of Regal ESA, satellite transition costs, system optimization costs and fees and expenses related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses these non-GAAP financial measures to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes these are important supplemental measures of operating performance because they eliminate items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of these measures is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based compensation programs, impairment of long-lived assets, workforce reorganization costs, loss on termination of Regal ESA, satellite transition costs, system optimization costs and fees and expenses related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates. A limitation of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA has the limitation of not reflecting the effect of the Company’s depreciation, amortization, share-based compensation costs, impairment of long-lived assets, workforce reorganization costs, loss on termination of Regal ESA, satellite transition costs, system optimization costs and fees and expenses related to involvement in the Cineworld Proceeding or Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA. Because not all companies use

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s debt agreement.

The following table reconciles operating income to Adjusted OIBDA for NCM LLC for the periods presented (dollars in millions):

	Q3 2024	Q3 2023	YTD 2024	YTD 2023
Operating loss	$(7.5)	$(150.7)	$(39.4)	$(202.2)
Depreciation expense	1.2	1.0	3.4	3.6
Amortization expense	9.5	7.8	28.4	20.3
Share-based compensation costs (1)	3.1	1.2	9.2	3.9
Impairment of long-lived assets (2)	—	9.6	—	9.6
Workforce reorganization costs (3)	0.2	—	3.1	—
Loss on termination of Regal ESA, net (4)	—	125.6	—	125.6
Satellite transition costs (5)	0.2	—	0.5	—
System optimization costs (6)	0.1	—	0.1	—
Fees and expenses related to the Cineworld Proceeding and Chapter 11 Case (7)	2.0	16.8	5.4	52.1
Adjusted OIBDA	$8.8	$11.3	$10.7	$12.9
Total revenue	$62.4	$69.6	$154.5	$168.9
Adjusted OIBDA margin	14.1%	16.2%	6.9%	7.6%

(1)
Share-based compensation costs are included in network operations, selling and marketing and administrative expense in NCM LLC’s unaudited Condensed Consolidated Financial Statements
(2)
The impairment of long-lived assets primarily relates to the write down of certain intangible assets related to a purchased affiliate and leasehold improvements no longer in use.
(3)
Workforce reorganization costs represents redundancy costs associated with changes to the Company’s workforce primarily implemented during the first quarter of 2024, as well as related office relocations.
(4)
The net impact of Regal's termination of the ESA resulting from the disposal of the intangible asset partially offset by the surrender of Regal's ownership in the Company and the forgiveness of prepetition claims.
(5)
One-time costs of transitioning satellite providers in the second and third quarter of 2024.
(6)
System optimization costs represents costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings incurred in the third quarter of 2024.
(7)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related litigation during the first, second and third quarter of 2024, as well as retention related expenses and retainers to the members of the special and restructuring committees of the Company's Board of Directors during the first, second and third quarter of 2023.

Known Trends and Uncertainties

Beverage Revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2023, Cinemark and Regal, prior to the termination of Regal's ESA, purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In the first nine months of 2024, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendment, the price for the time sold to Cinemark's beverage supplier and Regal’s beverage suppliers, prior to the termination of Regal's ESA, now increases at a fixed rate of 2.0% each year. From and after July 14, 2023, the effective date of the Regal Advertising Agreement, the Company no longer receives ESA beverage revenue from Regal.

ESA Parties and network affiliate fees—In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate theaters for on-screen and LEN advertising and lobby promotions, the ESA Parties and network affiliates receive access fees based either upon number of attendees, a revenue share or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain annual increases to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen. The payments under the ESA Parties' agreements and network affiliate agreements are recorded within ‘ESA

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Parties and network affiliate fees’ in the unaudited Condensed Consolidated Statement of Operations.

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

On August 7, 2023, NCM LLC entered into a Loan, Security and Guarantee Agreement (the “Revolving Credit Facility 2023”) with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the revolver is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amounts currently outstanding under the Revolving Credit Facility 2023 as of September 26, 2024.

A summary of our financial liquidity is as follows (in millions):

	As of			$ Change	$ Change
	September 26, 2024	December 28, 2023	September 28, 2023	YE 2023 to Q2 2024	Q2 2023 to Q2 2024
Cash, cash equivalents and marketable securities (1)	$49.5	$34.6	$23.0	$14.9	$26.5
Revolving Credit Facility 2023 availability (2)	44.4	44.4	44.4	—	—
Total liquidity	$93.9	$79.0	$67.4	$14.9	$26.5

(1)
Included in cash, cash equivalents and marketable securities as of September 26, 2024, December 28, 2023 and September 28, 2023, was $45.5 million, $31.9 million and $21.1 million, respectively, of cash held by NCM LLC that is not available to satisfy dividends declared by NCM, Inc., income tax, TRA payments and other obligations.
(2)
The Revolving Credit Facility 2023 portion of NCM LLC’s total borrowings that is available, subject to certain conditions, for general corporate purposes of NCM LLC in the ordinary course of business and for other transactions permitted under the senior secured credit facility, and a portion is available for letters of credit. NCM LLC’s total capacity under the Revolving Credit Facility 2023, which subject to fluctuations in the underlying assets, is $55.0 million as of September 26, 2024. As of September 26, 2024, the amount available under the NCM LLC Revolving Credit Facility 2023 in the table above is net of the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million, and net letters of credit of $0.6 million.

As of September 26, 2024, the weighted average remaining maturity of our debt was 1.9 years. As of September 26, 2024, 100.0% of our borrowings bear interest at variable rates and our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

We have used and generated cash as follows (in millions):

	Nine Months Ended
	September 26, 2024	September 28, 2023
Operating cash flow	$29.8	$(22.3)
Investing cash flow	$(2.9)	$33.6
Financing cash flow	$(12.1)	$(52.1)

•
Operating Activities. The $52.1 million increase in cash provided by operating activities for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023, was due to 1) a $58.0 million decrease in net loss adjusted for non-cash items, 2) an $11.3 million decrease in the change in prepaid expenses, 3) a $10.6 million increase in deferred revenue, 5) a $7.1 million decrease in the change in amounts due from to ESA Parties, net, 6) a $1.6 million decrease in payments of accounts payable and accrued expenses and 7) a $0.6 million decrease in cash used by

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

other operating activities for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023. These increases in cash provided by operating activities were partially offset by 1) a $30.5 million decrease in account receivable collections, 2) a $3.8 million decrease in integration and other encumbered theaters payments received and 3) a $2.8 million change in other operating assets and liabilities for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.
•
Investing Activities. The $36.5 million increase in cash used in investing activities for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023, was primarily due to the $49.5 million addition of cash and cash equivalents due to the reconsolidation of NCM LLC in the third quarter of 2023 with no similar activity in 2024. Additionally, there was a $1.7 million increase in purchases of property and equipment in connection with the commencement of new leases and a $1.0 million decrease in proceeds from sale and maturities of marketable securities for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023. These increases in cash used by investing activities were partially offset by a $15.5 million cash contribution made in conjunction with the reconsolidation of NCM LLC during the third quarter of 2023 and a $0.6 million increase in proceeds received from an equity method investment for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.
•
Financing Activities. The $40.0 million decrease in cash used in financing activities for the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023, was primarily due to the removal of $49.6 million of cash caused by the deconsolidation of NCM LLC in the second quarter of 2023. Additionally, there was a $1.2 million decrease in payments of debt issuance costs and a $0.8 million decrease in repayments of the term loan facility due to an amendment to the Credit Agreement 2018 and Revolving Credit Agreement 2022 in the nine months ended September 28, 2023, as compared to the nine months ended September 26, 2024. These decreases were partially offset by a $11.1 million increase in payments made to repurchase shares of NCM, Inc.'s common stock and $0.7 million increase in cash redemptions of NCM LLC common membership units during the nine months ended September 26, 2024, as compared to the nine months ended September 28, 2023.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash balances and marketable securities, which as of September 26, 2024 were $49.5 million (including $45.5 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are its cash provided by operating activities, availability under its Revolving Credit Facility 2023 and cash on hand. NCM LLC drew down $10.0 million of its Revolving Credit Facility 2023 immediately upon emergence from bankruptcy on August 7, 2023. The $45.5 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members. The other members are only able to receive available cash when they hold units. The available cash amount to the members of NCM LLC for the three months ended September 26, 2024 was calculated as approximately $4.7 million, due almost entirely to NCM, Inc., as the primary holder of NCM LLC units as of September 26, 2024. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. As of September 26, 2024, NCM LLC owed NCM, Inc. $4.7 million in deferred available cash distribution.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Revolving Credit Facility 2023) to fund payments associated with the TRA, stock repurchases and future dividends if and when declared by the Board of Directors. The Company does not expect to make a TRA payment in 2024 for the 2023 tax year and did not make a TRA payment in 2023 for the 2022 tax year. The Company expects to make a TRA payment in 2025 for the 2024 tax year. Deferred distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Critical Accounting Policies

For further discussion of accounting policies that we consider critical to our business operations and understanding of our results of operations, and that affect the more significant judgments and estimates used in the preparation of our unaudited Condensed

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consolidated Financial Statements, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our Annual Report on Form 10-K filed for the fiscal year ended December 28, 2023 and incorporated by reference herein. As of September 26, 2024, there were no other significant changes in those critical accounting policies.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 26, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of September 26, 2024 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On June 26, 2023, the Bankruptcy Court entered an order authorizing NCM LLC’s entry into the Regal Advertising Agreement and the Regal Termination Agreement (the “Regal Order”). On June 27, 2023, the Bankruptcy Court entered the Confirmation Order approving the Disclosure Statement on a final basis and confirming the Company’s Plan. On August 7, 2023, the conditions precedent to the Plan were satisfied and NCM LLC emerged from bankruptcy. On June 29, 2023, AMC and Cinemark filed a notice of appeal of the Confirmation Order, and a week later appealed the Regal Order. Subsequently, AMC and Cinemark sought a stay of the Confirmation Order and Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas, and the Fifth Circuit Court of Appeals, all of which denied the request. Following AMC and Cinemark’s consolidated appeal on the merits, the District Court for the Southern District of Texas confirmed the Confirmation Order and the Regal Order on August 13, 2024. The consolidated appeals of the District Court’s decision on the merits are pending in the Fifth Circuit Court of Appeals.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended September 26, 2024.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ($ in millions)
June 28, 2024 through July 25, 2024	291	$4.45	291	(1)	$90.8	(1)
July 26, 2024 through August 29, 2024	250,000	$6.02	250,000	(1)	$89.3	(1)
August 30, 2024 through September 26, 2024	54,610	$6.98	54,610	(1)	$88.9	(1)
Total for the quarter ended September 26, 2024	304,901	$6.19	304,901	(1)	$88.9	(1)

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Item 6. Exhibits

Exhibit	Reference	Description
10.1	*†	Employment Agreement, dated September 5, 2024 between National CineMedia, Inc. and Ronnie Ng.
31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

† Indicates a management contract or compensatory plan.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	November 5, 2024	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2024	/s/ Ronnie Y. Ng
Ronnie Y. Ng
Chief Financial Officer
(Principal Financial and Accounting Officer)