Form 10-K
period 2024-12-26
National CineMedia, Inc.
filed 2025-03-06
CIK 1377630

b

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2024

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Based on the closing sales price on June 27, 2024, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $290,335,227.

As of February 28, 2025, 95,209,712 shares of the registrant’s common stock (including unvested restricted stock), par value of $0.01 per share, were outstanding.

Certain Definitions

In this document, unless the context otherwise requires:

•
“NCM, Inc.,” “NCM,” “the Company,” “we,” “us” or “our” refer to National CineMedia, Inc., a Delaware corporation, and its consolidated subsidiary National CineMedia, LLC.
•
“NCM LLC” refers to National CineMedia, LLC, a Delaware limited liability company, the current operating company for our business, which NCM, Inc. acquired an interest in, and became a member and the sole manager of, upon completion of our initial public offering, or “IPO,” which closed on February 13, 2007.
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
•
“AMC” refers to AMC Entertainment Holdings, Inc. and its subsidiaries, National Cinema Network, Inc., which contributed assets used in the operations of NCM LLC and formed NCM LLC in March 2005, AMC ShowPlace Theatres, Inc., AMC Starplex, LLC and American Multi-Cinema, Inc., which is a party to an ESA with NCM LLC.
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
•
“ESA Parties” refers to AMC and Cinemark. It additionally refers to Regal, for activity prior to July 14, 2023.
•
“Network affiliates” refers to certain third-party theater circuits with which NCM LLC has long-term network affiliate agreements, including with Regal after July 14, 2023.
•
“Adjusted OIBDA” refers to a non-GAAP financial measure, which management defines as operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case (each as defined herein).
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

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, some of the information in this Form 10-K includes “forward-looking statements.” All statements other than statements of historical facts included in this Form 10-K, including, without limitation, certain statements under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements. In some cases, you can identify these “forward-looking statements” by the specific words, including but not limited to “may,” “will,” “can,” “should,” “expects,” “forecasts,” “projects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve known and unknown risks and uncertainties, assumptions and other factors, including, but not limited to, the following:

•
Impacts to our business related to NCM LLC’s emergence from bankruptcy, including outstanding litigation, relationships with vendors, network theater circuits, ESA Parties, employees, and customers, financial results and revised corporate structure
•
Declines in theater attendance, including as a result of pandemics, epidemics, disease outbreaks, impacts to film production, reductions in the number of theaters or general economic impacts can disrupt our business and the business of our ESA Parties and network affiliates;
•
Changes in theater patron behavior could result in declines in viewership of The Noovie® Show;
•
Changes to the ESAs or network affiliate agreements and the relationships with NCM LLC’s ESA Parties and network affiliates and NCM LLC’s ability to enforce the provisions contained in the ESAs or network affiliate agreements;
•
We may not be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime Inventory;
•
Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved;
•
Impacts to the ESAs due to bankruptcy of or lack of support from the ESA Parties;
•
Potential failures or disruptions in our technology systems or the failure to adequately protect our systems, data or property from threats;
•
Failure to effectively manage change to our strategy or continue our growth;
•
Changes in regulation and potential liability arising out of the gathering and use of user information collected through data or digital services;
•
Competition within the overall advertising industry;
•
Failure to continue to upgrade our technology and that of our advertising network;
•
Changes in economic conditions;
•
We may not be able to grow our advertising revenue in line with the growth of our contractual costs;
•
The potential loss of any major advertising client, including due to the uncertainty or perception of uncertainty in the industry;
•
Potential inability to retain or replace our senior management;
•
The effects of government regulation on ESA Party and network affiliate growth;

•
Possible infringement of our technology on intellectual property rights owned by others;
•
Failure to protect or enforce our intellectual property rights;
•
We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations and to pay cash dividends on our common stock;
•
NCM LLC’s other members, their affiliates or our largest stockholder may have interests that differ from those of us or our public stockholders and they may be able to influence our affairs, compete with us or benefit from corporate opportunities that might otherwise be available to us;
•
Our certificate of incorporation contains anti-takeover protections that may discourage a strategic transaction;
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

PART I

Item 1. Business

The Company

National CineMedia is the largest cinema advertising platform in the US. With unparalleled reach and scale, NCM connects brands to sought-after young, diverse audiences through the power of movies and pop culture. A premium video, full-funnel marketing solution for advertisers, NCM enhances advertisers’ ability to measure and drive results. NCM’s Noovie® Show is presented exclusively in 42 leading national and regional theater circuits including the only three national chains, AMC, Cinemark and Regal. NCM’s cinema advertising platform consists of more than 18,000 screens in over 1,400 theaters in 196 Designated Market Areas® (“DMA®”), including all of the top 50.

We derive revenue primarily from selling advertising to national, regional and local businesses through The Noovie® Show, our cinema advertising and entertainment show seen on movie screens across the U.S. Additionally, we generate revenue from LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other promotional opportunities in theater lobbies. Beyond the theater, we extend our advertising reach through NCM Boost, leveraging omnichannel retargeting across our owned digital properties, partnerships with third-party digital publishers and platforms, CTV and a variety of complementary out-of-home venues, such as restaurants, convenience stores and college campuses, to engage entertainment audiences beyond the theater.

NCM LLC has long-term ESAs with the ESA Parties and multi-year agreements with our network affiliates, which grant NCM LLC exclusive rights in their respective theaters to sell advertising, subject to limited exceptions. The weighted average remaining term of the ESAs with the ESA Parties is approximately 14.1 years as of December 26, 2024. The network affiliate agreements expire at various dates between July 7, 2025 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.3 years as of December 26, 2024.

Organization

NCM, Inc., a Delaware corporation, was organized on October 5, 2006 and began operations on February 13, 2007 upon completion of its IPO. NCM, Inc. is a holding company that manages its consolidated subsidiary, NCM LLC. NCM, Inc. has no business operations or material assets other than its cash and cash equivalents and ownership interest of approximately 100.0% of the common membership units in NCM LLC as of December 26, 2024.

In December 2022, AMC and Regal each redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership interest in NCM LLC to 0.0%. On February 23, 2023 and March 23, 2023, Cinemark redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock reducing Cinemark’s ownership interest in NCM LLC to 0.0%. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 and 3,377 common membership units to Cinemark and AMC, respectively. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of December 26, 2024, AMC’s ownership interest remains de minimis. AMC and Cinemark and their affiliates are referred to in this document as “ESA Parties”.

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

In connection with the Restructuring Support Agreement, the Company, NCM LLC, and lender parties agreed to a settlement, the “NCMI 9019 Settlement,” pursuant to which, the Company agreed to (i) affirm its obligations under NCM LLC and NCM, Inc.’s joint venture agreements (including the Tax Receivable Agreement and the Common Unit Adjustment Agreement) to preserve the Company’s Up-C corporate structure, (ii) issue equity to the lenders as provided in the Plan (as defined below), (iii) make a capital contribution of $15.0 million to NCM LLC (the “NCMI Capital Contribution”), (iv) enter into the new Director Designation Agreement and appoint the director nominees appointed by the creditors upon NCM LLC’s emergence from Chapter 11, and (v) take other specified actions needed to facilitate the completion of the transactions contemplated by the Plan (as described below) and in exchange the Company would receive approximately 13.8% of the ownership of NCM LLC’s equity upon emergence from Chapter 11 including equity issued on account of the Company’s ownership of NCM LLC’s prepetition secured notes. The Restructuring Support Agreement also set forth additional transactions that became the basis of the Plan.

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
•
General unsecured convenience claims. Each holder of a general unsecured claim in the amount of $50,000 or less received payment in full in cash on NCM LLC’s emergence from Chapter 11 or the date due in the ordinary course of business in accordance with the terms and conditions of the particular transaction giving rise to such claim; provided that any general unsecured claim (other than claims under the Unsecured Note Indenture) that was allowed in excess of $50,000 was not to be treated as a general unsecured convenience claim unless the holder of such allowed general unsecured claim opted in to such treatment, and agreed to reduce its allowed general unsecured claim to $50,000 pursuant to the procedures set forth in the Confirmation Order.
•
Existing NCM LLC interests. Interests in NCM LLC received no recovery and were cancelled.

Pursuant to Section 1123(b)(3) of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, the Plan contained and effected global and integrated compromises and settlements between and among NCM LLC, the Creditors’ Committee (as defined in the Plan), the Consenting Creditors (as defined in the Plan) and NCM, Inc. The NCMI 9019 Settlement continued to provide that following the Effective Date (as defined below) NCM, Inc, has an aggregate ownership interest of approximately 13.8% of NCM LLC that was reallocated to NCM, Inc. from the Secured Debt Claims.

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

As of December 26, 2024, NCM LLC is still in the process of finalizing the unsecured creditors’ claims and has not completed all payments to NCM LLC’s unsecured creditors and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the audited Consolidated Balance Sheets as of December 26, 2024 and December 28, 2023, respectively. Please refer to Note 5—Reconsolidation of NCM LLC for more information regarding the reconsolidation of NCM LLC.

Recent Developments

Regal Advertising Agreement—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA with NCM LLC, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and the Company, filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. In connection with their Chapter 11 process, Regal filed a motion to reject the ESA and NCM LLC filed an adversary proceeding against Regal. On June 3, 2023, following extensive negotiations, NCM LLC, entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) with Regal. The Regal Advertising Agreement became effective on July 14, 2023. Pursuant to a separate termination agreement (the “Regal Termination Agreement”), effective on July 14, 2023, Regal rejected and terminated its ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the TRA, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in the NCM LLC Operating Agreement and the Company and NCM LLC, and Regal and Regal’s affiliates waived and released claims against the other party. Regal also agreed to support NCM LLC’s Plan and surrendered all shares of NCM, Inc. common stock upon the Effective Date. In connection with the Regal Advertising Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. As of July 14, 2023, Regal is no longer an ESA Party of NCM, Inc. or NCM LLC and is presented within network affiliate balances and metrics subsequent to July 14, 2023, including as of December 28, 2023 and December 26, 2024.

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

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the year ended December 26, 2024, 2,524,991 shares were repurchased on the open market. In accordance with Accounting Standards Codification (“ASC”) 505—Equity, these shares were retired and the excess over par value paid of $13.4 million was recorded as a reduction to retained earnings during the year ended December 26, 2024.

Debt Agreement—On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility (the “2025 Credit Facility”) that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its prior Loan, Security and Guarantee Agreement (the "Revolving Credit Facility 2023"), dated August 7, 2023, with CIT Northbridge Credit LLC, as agent, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the 2023 Revolving Credit Facility. As of March 6, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

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

We present multiple different formats of The Noovie Show depending on the theater circuit in which it runs. In Cinemark, Regal and certain other network affiliate theaters NCM offers additional post-show advertising inventory which may consist of a lights down segment that runs after the advertised showtime with trailer lighting and may consist of a Platinum Spot embedded in the trailers, as further described below (“Post-Showtime Inventory”). As of December 26, 2024, theaters presenting the updated Noovie Show format with Post-Showtime Inventory made up 65.0% of our network. All other

NCM network theater circuits, which make up the remaining 35.0% of our network, present the Classic Noovie Show, which ends approximately at the advertised movie showtime when the movie trailers begin, which are not part of The Noovie Show.

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

In 2024, we launched several specialty content platforms to cater to specific audiences, with topics including sustainability, fashion, celebrities and sports. These platforms directly appeal to NCM's diverse audience, including socially conscious Gen Z audiences. We also launched our Premium Format Network featuring premium cinema screens that create an elevated environment with modern screens and contemporary lobbies. These immersive cinema experiences attract moviegoers with higher disposable income, reaching an attractive demographic for advertisers. In prior years, we launched several other specialty networks, including NCM Black Cinema Network and the NCM Hispanic Cinema Network, reaching those audiences where they over index in top DMAs.

All versions of The Noovie Show are produced by our internal creative team, which is cost-effective and gives us significant flexibility while offering advertisers opportunities for sponsorship and integration into our movie and pop culture content series. Additionally, we work with several media and non-profit partners who provide NCM with pre-produced, culturally relevant editorial content for the show at no cost. Those content segments are co-branded with the partner and Noovie messaging and can be monetized by NCM through advertising sponsorships and brand integrations. We also offer pre- and post-production advertising creative services to our clients (primarily local clients who may not have their own creative agency), as well as branded content creation for national brands for a fee.

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

•
The Silver Pod is the first section of The Noovie Show which contains the entertaining content that is a core element of The Noovie Show programming. NCM programs exclusive Noovie content at the beginning of the show that gives audiences a look at what’s happening in the movie and pop culture arenas and features long-form entertainment from our content partners. In 2024, we continued our Noovie Show editorial series featuring celebrities, creators and journalists to appeal to both our moviegoing audience and to advertisers for sponsorship and integration opportunities. These series include The Noovie Trivia Show, where our Emmy-award winning host Maria Menounos quizzes celebrities about their career through the lens of movie trivia; Noovieverse, which stars popular social media influencers who analyze upcoming superhero blockbuster movies; and Perri’s Picks, starring movie expert Perri Nemiroff, who shares her insider reviews on what movies to watch and why. The Silver Pod features primarily local and regional advertisements, which generally range between 15 to 90 seconds. This segment also typically includes a spot for Noovie Show programming, such as Noovie Trivia, Noovie Cultural Celebrations (e.g. original content around Black History Month or Hispanic Heritage Month, which can also be sponsored by advertisers) and shorter segments from the editorial series mentioned above.

•
The Gold Pod runs after the Silver Pod and features primarily national advertisements, which are generally 30 or 60 seconds, as well as a long-form entertainment content segment from one of our content partners. Advertised showtime is after the Gold Pod, except in Regal, where the advertised showtime is after the Silver Pod.
•
The Pre-Trailer Pod runs after the Gold Pod and features at least 5 minutes of national advertisements which are generally between 30 or 60 seconds, at a lower lighting level than ads that play prior to the advertised showtime. After the conclusion of this pod, there is a courtesy public service announcement (“courtesy PSA”) (e.g. “Silence Your Cell Phones”) and a 30 second or a 60 second advertisement for the ESA Parties' beverage supplier.
•
The Platinum Spot features an additional single advertising unit that is either 30 or 60 seconds deeply embedded within the movie trailers at trailer level lighting and at similar volume levels, directly prior to the last one or two trailers preceding the feature film.
•
The Classic Noovie Show's advertised showtime follows the Pre-Trailer Pod and does not contain the Platinum Spot.

References to The Noovie Show relate to both The Classic Noovie Show and The Noovie Show including Post-Showtime Inventory formats, unless specified otherwise.

National, Regional and Local Advertising—Our cinema advertising business has a diverse customer base, consisting of national, regional and local advertisers. National and regional on-screen advertising in The Noovie Show is sold on a CPM basis to national and regional clients. We generally sell our national advertising units across our national network by film rating or groups of ratings, or by individual film or film genre grouping. This ability to target various groups of films offers national advertisers a way to target specific audience demographics at various price points and overall cost levels, which we believe expands the number of potential clients. Local advertising is often sold on a per-theater, per-week basis.

As with other premium video mediums like linear TV and connected TV (CTV), we sell The Noovie Show inventory in both the upfront and scatter markets. Upfront is a term that describes the practice of buying advertising time “up front” on an annual basis for the upcoming year, purchasing inventory in advance and locking in the advertising rates (CPMs). Consistent with the television industry's upfront booking practices, a portion of our upfront commitments have cancellation options or options to reduce the amount that advertisers may purchase up until their commitment begins airing. These options could reduce what is ultimately spent by clients that have made upfront commitments. Scatter refers to the buying of advertising on a shorter-term basis closer to when the advertisements will run, which often results in a pricing premium compared to upfront rates. The mix between the upfront and scatter markets is based upon a number of advertising market factors, such as pricing, demand for advertising time and economic conditions. The demand in the scatter market impacts the pricing achieved for our remaining advertising inventory not sold upfront and can vary throughout the year.

During the years ended December 26, 2024 and December 28, 2023, NCM LLC derived 78.1% and 73.2% of its advertising revenue from national clients (including advertising agencies that represent our clients) and 16.2% and 19.7% of its advertising revenue from regional and local advertisers across the country (including advertising agencies that represent these clients).

Programmatic and Self-Serve Marketplaces. In 2024, the Company launched two new ways advertisers can purchase our advertising inventory: programmatic and self-serve. The programmatic marketplace offers real-time data-driven trading of cinema advertising inventory, allowing bidding on available audiences during The Noovie Show. Buyers can choose from programmatic guaranteed and private marketplace options, and programmatic buys can be customized by reach, geography, film rating, day of the week and time of day. Additionally, through NCM's fully automated self-serve solution, local and regional companies can plan, buy and schedule their own ads to run on the big screen.

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

During 2024, we sold 60 seconds of on-screen advertising to one of the ESA Parties and 30 seconds of on-screen advertising to the other ESA Party for their beverage concessionaires. During 2024, the beverage concessionaire revenue from the ESA Parties’ beverage agreements was approximately 5.7% of NCM LLC’s total revenue. In the instance of certain theaters that are acquired by the ESA Parties but are not incorporated into our network because of an existing on-screen advertising agreement with an alternative provider, we remain entitled to these encumbered theater beverage payments under the terms of the ESA which are treated as a reduction to the intangible asset and not classified as revenue.

Content. Beyond the Noovie-branded content during The Noovie Show, the majority of our entertainment and advertising content segments are provided to us by content partners. Under the terms of the contracts, our content partners create original long-form entertainment content segments and make commitments to buy a portion of our advertising inventory at a specified CPM over a one- or two-year period with options to renew, exercisable at the content partner’s option. The original content produced by these content partners typically features upcoming media programming or technology products. In 2024, the content partner segments were between 90 and 120 seconds in length.

Courtesy PSA. In 2024, we had three agreements throughout the year to exhibit a 40-second “silence your cell phone” courtesy PSA reminding moviegoers to silence their cell phones and refrain from texting during feature films. There are two agreements in place for 2025.

Theater Circuit Messaging. The Noovie Show also includes time slots for the ESA Parties and network affiliates to advertise various activities associated with the operations of the theaters, including concessions, online ticketing partners, gift card and loyalty programs, special events presented by the theater operator and vendors of services provided to theaters, so long as such promotion is incidental to the vendor’s service or products sold in the theater. This service is provided to the theater operator at no charge.

Data & Digital Advertising

NCMx™. is our data, insights and analytics platform that utilizes the Company’s comprehensive knowledge and extensive data about moviegoer behavior to connect brands with custom audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. NCM clients are able to leverage NCMx to execute advanced audience-matching against key geographic, behavioral and contextual targets on the big screen, as well as retarget moviegoers across any screen with tailored ads or exclusive brand offers. NCM provides advertisers with access to one of the largest collections of deterministic moviegoer data in the industry. With over 824.4 million unique data records as of December 26, 2024, NCMx makes 121.1 million unique data records available over a 90-day look-back period, delivering advertisers a 360-degree view of recent consumer behavior with performance metrics to refine campaign plans and generate a better return on their advertising investment. NCM is leading the cinema advertising industry as it transforms into a data-first media company that reaches audiences at scale with the most engaging content.

NCM Boost℠. In 2024, the Company expanded our Audience Accelerator digital product with NCM Boost which enhances cinema advertising campaigns by extending their reach beyond the big screen. This enhancement empowers advertisers to execute comprehensive retargeting, reconnecting with the elusive moviegoer audience on the right screen at the right time to maximize campaign impact. With NCM Boost, brands reach a national level scale while also targeting moviegoers with enough precision to achieve saturation at a detailed local level. NCM Boost identifies moviegoers using first-, second- and third-party data, enabling precise targeting based on demographics, genres or additional data layers to deliver tailored client campaigns. Data-driven campaigns are executed across all platforms, connecting brands with their target audience through an all-encompassing approach. Campaigns are distributed through strategic partnerships with leading premium streaming networks, ensuring broad reach across diverse channels, allowing brands to engage moviegoers on platforms such as the internet, mobile devices, connected televisions (CTV), and over-the-top (OTT) devices. This comprehensive strategy ensures brands can effectively reach their audience wherever they consume entertainment information and content.

NCM Boomerang℠. Launched in 2024, NCM Boomerang is NCMx™'s retargeting solution designed to amplify post-theater engagement by reconnecting with moviegoers after their theater experience through the use of onscreen QR codes. By retargeting audiences at a predetermined interval, such as three hours after initial campaign exposure, NCM Boomerang enables advertisers to capitalize on the last-click attribution of big-screen campaigns seen in theaters, maximizing their impact and driving measurable results.

We market NCM’s data platform and all-encompassing marketing solutions through our national and local sales groups to enable integrated selling. Our new and upcoming data and digital products are designed to complement in-theater advertisements, offering integrated marketing packages as discussed in “Business—Our Strategy”. We plan to continue investing in our data and digital partnerships and all-encompassing marketing solutions in 2025 and beyond.

Noovie Trivia. NCM’s consumer-facing Noovie Trivia app features advertising opportunities that allow brands to continue to reach movie audiences across multiple platforms, including sponsorships, digital ad inventory such as leaderboards, banner ads, half- and full-page ads and a variety of digital video ad inventory. Our Noovie Trivia app is designed to not only provide digital advertising inventory to further enhance the marketability of our cinema advertising product offerings, but also to capture exclusive first-party data, which is funneled into NCMx™. As of December 26, 2024, approximately 7.4 million movie-goers have downloaded our mobile apps. These downloads and the acquisition of second-

and third- party data sets, including deterministic ticket transaction data from exhibitors and geo-location and micro-event data for moviegoers that enter theaters in our network, all contribute to NCMx data records.

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

The LEN programmatic offering was launched in 2022 through partnership with Place Exchange, a leading supply-side platform (SSP) for programmatic out-of-home media. This automated offering allows advertisers to access and purchase available LEN programming through a partner demand-side platform (DSP). The partnership enabled advertisers to reach the largest network of lobby screens in movie theaters across the country programmatically for the first time.

Lobby Promotions and Experiential Products—We also sell a wide variety of advertising and promotional products in theater lobbies across our ESA Parties and certain network affiliates. These products can be sold individually or bundled with on-screen, LEN or digital advertising. Lobby promotions and experiential products may include:

•
brand activations ranging from lounges to 3D holograms, selfie photo stations, social media, vending machines, costume displays and more;
•
advertising on concession items such as beverage cups, popcorn bags and kids’ trays;
•
coupons and promotional materials, which are customizable by film and are distributed to ticket buyers at the box office or as they exit the theater;
•
tabling displays, product demonstrations and sampling;
•
touch-screen display units, kiosks and other interactive and creative forms of media;
•
signage throughout the lobbies, including posters, banners, counter cards, danglers, floor mats, standees and window clings; and
•
exit sampling.

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

Digital Out-of-Home Products

NCM’s Digital Out-of-Home (“DOOH”) group is embedded as part of our national and local sales organizations and was created in October 2020 to further unite brands with the power of movies by extending movie-centric Noovie®

entertainment content, trivia and advertising beyond movie theaters to a variety of complementary venues. In 2024, NCM sold DOOH media inventory on a national, regional, local and programmatic level in relationships with digital place-based properties including screens in convenience stores, college campuses, CTV, vehicles and various restaurants.

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

In 2024, more than 390 million moviegoers attended theaters that are currently under contract to present The Noovie Show. A summary of the screens and theaters in our advertising network is set forth in the table below:

Our Network

(As of December 26, 2024)

As of December 26, 2024, The Noovie Show was displayed on network movie screens using digital projectors. Almost all screens within our network receive content through our DCN and are equipped with more powerful digital cinema projectors, with the remainder comprised of LCD projectors.

Human Capital

We had 254 full-time employees as of December 26, 2024. Our employees are located in our Centennial, Colorado headquarters, and in our offices in New York, Los Angeles and Chicago. We also have many major markets advertising account executives that work primarily from their homes throughout the U.S. The Company continually works to structure the organization in optimal ways to meet customer, employee and shareholder needs. None of our employees are covered by collective bargaining agreements. We believe that we have a good relationship with our employees.

Talent—We are focused on building talent at all levels of the organization by recruiting high quality talent with a broad set of backgrounds and characteristics and have taken steps to align our policies with best practices from other respected organizations. We are focused on identifying and helping to implement initiatives intended to improve areas such as recruitment, retention, brand awareness and community outreach.

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

Seasonality

Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and to a lesser extent the attendance patterns within the film exhibition industry. Historically, both advertising expenditures and theater attendance tend to be higher during the second, third and fourth fiscal quarters. Advertising revenue is primarily correlated with new product releases, advertising client marketing priorities and economic cycles and to a lesser extent theater attendance levels. Seasonal demand during the summer is driven by the absence of alternative attractive advertising mediums and during the winter holiday season due to high client demand across all advertising mediums. The actual quarterly results for each quarter could differ materially depending on these factors or other risks and uncertainties. Based on our historical experience, our first quarter typically has less revenue than the other quarters of a given year due primarily to lower advertising client demand and increased inventory availability in competitive advertising mediums. There can be no assurances that seasonal variations will not materially affect our results of operations in the future.

The following table reflects the quarterly percentage of total NCM LLC revenue for the fiscal years ended 2024, 2023 and 2022:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FY 2024	15.5%	22.8%	25.9%	35.8%
FY 2023	13.4%	24.8%	26.8%	35.0%
FY 2022	14.4%	26.9%	21.9%	36.8%

Government Regulations

Currently, we are not subject to regulations specific to the sale and distribution of cinema advertising. We are subject to federal, state and local laws that govern businesses generally such as wage and hour, worker compensation and health and safety laws as well as privacy, information security and consumer protection-related laws and regulations. We have been and are currently in compliance with all material government mandated and environmental regulations.

Competition

Our advertising business competes in the estimated $425.9 billion U.S. advertising industry with many other forms of marketing media, including television, radio, print, internet, mobile and outdoor display advertising. While cinema advertising represents a small portion of the overall advertising industry today, we believe it is well-positioned to capitalize on the continuing shift of advertising spending away from traditional media, in particular linear television where consumers can skip advertisements through DVRs and other technology, to newer and more targeted forms of media.

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

•
Our advertising network consisted of 18,028 screens (9,455 operated by the ESA Parties) located in 1,408 theaters (688 operated by the ESA Parties) in 47 states and the District of Columbia, including each of the top 25, 50 and 100 DMAs®, and 196 DMAs® in total, as of December 26, 2024;
•
The over 390 million people who attended theaters in our network in 2024 represented 67.6%, 62.9% and 60.2% of the total theater attendance in theaters that present cinema advertising in the top 10, 25 and 50 U.S. DMAs®, respectively, and 54.5% of all DMAs® nationally, providing an attractive platform for national advertisers who want exposure in larger markets or on a national basis;
•
The average screens per theater in our network during 2024 was 12.8 screens; and
•
The aggregate annual attendance per screen of theaters included in our network during 2024 was 21,674.

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

This scalability of our distribution technology allows us to expand our cinema advertising network with minimal additional capital expenditures or personnel, and we expect to benefit from this scalability in the event we add to the theaters from the ESA Parties, our existing network affiliate relationships and the addition of new network affiliates.

Access to a highly attractive, engaged audience—We offer advertisers the ability to reach highly-coveted target demographics, including young, affluent and educated “Millennial” and “Gen Z” moviegoers. According to The People Platform for 2023, 62.0% of the NCM LLC audiences were between the ages of 12-34, consistent with 2022, with a median age of 30 in 2023. Further, 47.5% of our moviegoers have a household income greater than $100,000 (versus 41.0% of the general population), with a median moviegoer household income of $92,000, and 39.0% have received a bachelor’s degree or higher (versus 35.0% of the general population) according to Transunion.

Because of the impact of cinema’s state-of-the-art immersive video and audio presentation, we also believe that movie audiences are highly engaged with The Noovie Show advertising and entertainment content that they view in our theater environment. In a recent 2023 study performed by Lumen, a leader in attention measurement, moviegoers paid greater attention to advertisements in theaters as compared to all other premium video platforms including Linear (Live Sports), Fast Nets (Tubi, Pluto, Roku), premium AVOD, social media, digital and premium audio podcasts. Cinema’s attention advantage is 2 to 3 times that of Linear Live Sports, Fast Nets, Top Tier AVOD and podcasts and 7 to 16 times that of social media and digital. Further, based upon an average of 7 years of research studies including 323 advertisers across various categories, advertising on the big screen has generated brand lift for the critical key performance indicators of awareness (increase of 62.0%) and consideration (increase of 24.0%). Additionally, according to an intercept study conducted by eWorks, a market research company, a Platinum Spot advertiser experienced 88.0% brand recall, with significant lifts in unaided awareness (increase of 100.0%), favorable opinion (increase of 21.0%) and future consideration (increase of 19.0%) after advertising with the Company in 2022.

World-class entertainment and innovative, branded pre-feature content—The film content created by Hollywood studios is considered some of the finest entertainment content in the world, which creates a highly-desirable advertising environment for brands. We believe that The Noovie Show program provides a high-quality entertainment experience for theater audiences and an effective marketing platform for advertisers. By partnering with leading media, entertainment, technology and other companies, we are able to provide better original content for our audience and increase the impact for the advertiser. Because we offer local and national “pods” within The Noovie Show (that is, groupings of ads interspersed among video content), our format is consistent with the grouping of ads on television networks, which allows advertisers to more easily integrate The Noovie Show into traditional sight-sound-and-motion media buys.

Prime movie audience data, measurability and targeting—As with many other advertising mediums, we are measured by third-party research companies. The People Platform (formerly Epicenter Experience LLC) measures our audience, including the total attendance that are in their seats during The Noovie® Show. Additionally, unlike some other advertising mediums, we also receive attendance information by film, by rating and by screen at least monthly for all of the ESA Parties’ theaters, and by location for the theaters operated by our network affiliates at least monthly, which allows us to report the actual audience size for each showing of a film where The Noovie Show played. We believe that the ability to provide detailed information to our clients gives us a distinct competitive advantage over traditional media platforms whose measurement is based only on extrapolations of a very small sample of the total audience.

In 2024, we continued to invest in the development of our cloud-based Data Management Platform (DMP), enabling us to deliver enhanced audience insights and analytics to our clients. To strengthen the connection between brands and moviegoers, we aggregate audience data from various sources within our DMP. This data supports ad targeting and provides complete attribution reporting to evaluate campaign performance. Looking ahead to 2025, we plan to further enhance the platform’s capabilities by broadening first-party data collection through strategic initiatives and integrating additional second- and third-party data sources and audience segments.

Integrated marketing and digital products—Our ability to bundle our on-screen advertising opportunities with integrated lobby, digital marketing and digital out-of-home products allows us to offer advertisers multiple touchpoints to reach movie audiences anytime and anywhere to execute true 360-degree marketing programs. We believe these multiple marketing impressions throughout the entire entertainment experience allow our advertisers to extend the exposure for their brands and products and create a more engaging relationship with movie audiences in every stage of their movie journey. Additionally, our NCMx™ data platform makes cinema advertising more measurable, targetable and attributable than ever before. We power the NCM Boost product with first-, second- and third-party data to better reach advertising clients’ target audiences with higher degrees of accuracy and measure a variety of business outcomes more accurately.

Contractual theater circuit and advertiser relationships—Our exclusive multi-year contractual relationships with our ESA Parties and network affiliates allow us to offer advertisers a national network with the scale, flexibility and targeting to meet their marketing needs. Our exclusive contractual relationships with our content partners and courtesy PSA sponsors, as well as our agreements to satisfy the ESA Parties’ on-screen marketing obligations to their beverage concessionaires, provide us with a significant upfront revenue commitment, accounting for approximately 19.0% and 28.4% of our total revenue for the years ended December 26, 2024 and December 28, 2023, respectively. In addition, our participation in the annual advertising upfront marketplace has allowed us to secure significant annual upfront commitments from national advertisers looking to secure premium cinema inventory. These upfront commitments accounted for approximately 30.1% and 27.9% of our total revenue for the years ended December 26, 2024 and December 28, 2023, respectively.

Strong operating margins with limited capital requirements—Our annual operating income margin and Adjusted OIBDA margin over the five years ended December 26, 2019 were consistently strong, ranging from approximately 33.1% to 38.7% and 46.5% to 51.5%, respectively. NCM LLC’s annual operating income margin and Adjusted OIBDA margin were (8.1)% and 19.0%, and (69.6)% and 20.3%, for the years ended December 26, 2024 and December 28, 2023, respectively, due to the impact of the Chapter 11 Case, industry related strikes and the lingering impact of the COVID-19 pandemic on our operations. Adjusted OIBDA margin is a non-GAAP financial measure. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the calculation of Adjusted OIBDA margin and a reconciliation of Adjusted OIBDA margin to operating income.

Our capital expenditures ranged from approximately 2.9% to 3.5% of revenues over the five years through December 26, 2019. NCM LLC’s capital expenditures were 2.3% and 2.0% of revenue for the years ended December 26, 2024 and December 28, 2023. For the year ended December 26, 2024, our capital expenditures and other investments were $5.6 million with $1.9 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $1.7 million associated with leasehold improvements; $1.0 million associated with digital product development; $0.4 million associated with network affiliate additions; and $0.4 million associated with certain implementation and prepaid costs associated with cloud computing arrangements. Given the impact of the Chapter 11 Case and the COVID-19 pandemic on our operations, our focus in 2023 and 2024 was on cash containment and non-essential capital expenditures were reduced. Due to the network equipment investments made in theaters by us and in conjunction our ESA Parties under the ESA and the scalable nature of our Customer Experience Center and other infrastructure, we do not expect any necessary major capital investments to grow our operations as our network of theaters continues to expand. As we continue to move our technology to cloud-based Software as a Service (“SaaS”) platforms, we expect to continue to reduce our annual capital expenditure spending. However, operating expenses associated with the SaaS licenses will continue to increase. Certain implementation costs of our SaaS platforms were capitalized during the implementation period and are recognized within operating income over the term of the SaaS contract once the systems are fully implemented.

Our Strategy

We are continuing to pursue a growth strategy that we believe will create significant value following the normalization of our operations. Our strategy includes the following three key components:

Increase the Value of Cinema Media

We intend to drive an increase in value through innovation and optimization of our current product offering. Beginning in 2019, we achieved one of our key initiatives in this strategy by introducing inventory following The Noovie® Show after the advertised showtime. This Post-Showtime Inventory consists of a total of five to ten minutes depending upon the ESA Party or affiliate between the lights down segment beginning just after the advertised movie showtime and including trailer lighting and the 30- or 60-second Platinum Spot deeply embedded within the movie trailers with trailer lighting and full trailer volume. We believe this inventory constitutes prized and impactful ad spots. We believe our local and regional clients also benefit from better inventory as their placement is closer to the advertised showtime. As of December 26, 2024, 65.0% of our network affiliates, based on attendance, are running our Post-Showtime Inventory. We plan to continue to work toward expanding the portion of our network including this premium inventory. Within the Regal Advertising Affiliate Agreement, effective on July 14, 2023, we began advertising for five additional minutes after the posted showtime for a total of ten minutes. We believe this higher value inventory, combined with an entertaining and engaging show that is integrated with our Noovie digital ecosystem, provides a unique cross-platform premium video product that will stand out in the media marketplace. We also believe it will help mitigate the potential future impact of reserved seating on our business.

Our relationships with our exhibitors are a key focus of our business. Our Affiliate Partnerships team is dedicated to serving the needs of our ESA Parties’ theater circuits and our 42 network affiliates nationwide as of December 26, 2024. We plan to continue to expand our affiliate network by strategically targeting priority exhibitors who are not currently part of our network and whose cinema advertising contracts will be coming up for renewal in the next several years in order to add key affiliates and screens in select markets. This will allow us to increase our revenue by increasing the number of impressions we have available to sell to advertisers, extending our reach to additional markets to further improve our national footprint for brands looking to reach those audiences and strengthening our reach in markets we are already in for greater saturation in those DMAs. In January 2024, we renewed our exhibitor agreement with Santikos Enterprises through December 31, 2028, one of the largest cinema operators in the U.S, which operates a circuit of 27 theaters with 377 screens.

Under the terms of the ESAs and Common Unit Adjustment Agreement with the ESA Parties and our network affiliate agreements, all new theaters built or acquired (subject to existing advertising sales agreements) by the ESA Parties or network affiliates will become part of our network. We believe this continues to improve our geographic coverage and enhances our ability to compete with other national advertising mediums, which allows our exhibitor clients to maximize the advertising value of their audiences.

In 2023, we released a ground breaking study, conducted by Lumen, the leading technology company for attention measurement, that concludes cinema is the number one media platform for consumers’ attention to advertising when measured against all other video platforms, including TV, CTV, social media and digital ads. Other findings of this study included:

•
Cinema attention scores were four to seven times greater than all other video channels including TV, CTV, social media and digital ads, across a variety of brands and categories;
•
Two and a half times more consumers watched ads playing in a movie theater compared to TV and CTV;
•
Consumers watched cinema ads for a longer duration compared to other video platforms; and
•
A direct correlation was found between attention metrics and brand recall and brand choice, meaning higher attention metrics leads directly to enhanced performance of the advertising which can result in increased sales lift, foot traffic and app downloads.

Diversify our Revenue Model

We are also reimagining The Noovie® Show as we strive to increase revenue and grow our advertiser base by developing branded content, sponsorships and integration opportunities which also drive moviegoer engagement. We developed and launched various new content and segments in 2024 to cater to specific audiences, with topics including sustainability, fashion, celebrities and sports. These platforms directly appeal to NCM's diverse audience, including socially-conscious Gen Z audiences.

In 2024 we partnered with the TelevisaUnivision, Atmosphere TV, the Council of Fashion Designers of America (CFDA), the Wildlife Conservation Society and the Aspen Institute to bring unique pop culture content to The Noovie® Show. We also launched new original series such as "Flashback" and "Close Up with Perri Nemiroff". Our Noovie Studios in-house creative team develops and produces original storytelling content for advertisers for a fee, with content tied to these new Noovie Show segments or fully customized based on brand needs.

We plan to continue expanding NCMx™, our data-platform that allows us to meet the needs of today’s modern video advertising marketplace. It is important that we accelerate the growth, scale, targeting and measurability of our theater audience data to maintain a critical mass to be able to effectively use that audience data to deliver value to our clients. We believe this strategy will make our NCM digital and data capabilities increasingly attractive to advertisers, especially to national brands who buy both our national and regional inventory.

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

Optimize Operation Effectiveness and Efficiency

We intend to ensure our technology infrastructure is built to support sustained revenue growth. Our first initiative in this process is to further enhance our cinema advertising management system implemented in January of 2021 to allow for self-serve programmatic purchasing for certain of our product offerings beginning with LEN. In 2024, we launched two new offerings for on-screen advertising; programmatic and self-serve. Programmatic offers real-time data-driven trading of cinema advertising inventory, allowing bidding on available audiences during The Noovie Show. Buyers can choose from programmatic guaranteed and private marketplace options, and programmatic buys can be customized by reach, geography, film rating, day of the week and time of day. Additionally, through NCM's fully automated self-serve solution, local and regional companies can plan, buy, and schedule their ads to run on the big screen.

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

Available Information

We maintain a website at www.ncm.com, on which we post free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports (under the heading “Investor Relations” located at the bottom of the home page) after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). We also regularly post information about the Company on the Investor Relations page. We do not incorporate the information on our website into this document and you should not consider any information on, or that can be accessed through, our website as part of this document. The SEC also maintains a website that contains our reports and other information at www.sec.gov.

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

Theater attendance has fluctuated from year to year but on average remained relatively flat over the 10 years prior to the outbreak of the novel corona virus or COVID-19 in 2020 (the “COVID 19 Pandemic”). While consumers have largely returned to pre-COVID-19 Pandemic behavior, it is unknown how future pandemics or epidemics will influence behavior.

Additionally, film production was significantly impacted by production delays, due to writers’ and actors’ strikes in 2023, leading to significant impacts on theater attendance throughout 2024. Future strikes or other impacts from incidents on sets, government regulation or other factors could also limit the number of films available and reduce attendance. Additional factors that could reduce attendance at our network theaters include the following:

•
if NCM LLC’s network theater circuits cannot compete with other entertainment due to an increase in the use of alternative film delivery methods (and the shortening or elimination of the “release window” of major motion pictures bypassing the theater entirely), including network and online video streaming and downloads;
•
theater circuits in NCM LLC’s network are expected to continue to renovate auditoriums in certain of their theaters to install new larger, more comfortable seating or adjust seating arrangements, reducing the number of seats and the audience size in a theater auditorium. These renovations have been viewed favorably by patrons and many theater circuits have noted an intent to continue such renovations;
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
•
the success of first-run motion pictures, which depends upon the number of films produced for theater exhibition and the production and marketing efforts of the major studios and the attractiveness and value proposition of the movies to consumers compared to other forms of entertainment;
•
if political events, such as terrorist attacks, or health-related epidemics, such as flu outbreaks, and pandemics, such as the COVID-19 Pandemic, cause consumers to avoid movie theaters or other places where large crowds are in attendance;
•
government regulations or theater operating policies that require higher levels of social distancing, restriction of capacity or prohibition of operations;
•
if the theaters in our network fail to maintain and clean their theaters and provide amenities that consumers prefer;
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

Pandemics, epidemics or disease outbreaks, such as the COVID-19 virus, have disrupted and could materially affect our business and the business of NCM LLC’s network theaters in the future.

Pandemics or disease outbreaks such as the COVID-19 virus, including variants, have and are continuing to disrupt our business and the business of NCM LLC’s network theaters. There can be no assurance that impacts from the COVID-19 Pandemic will not return in the future, or a future pandemic will not lead to public safety restrictions or changes in consumer behavior that will negatively impact our business, advertiser sentiment or audience attendance.

Due to the impacts to our operations, we were required to take drastic measures to ensure our business survived the COVID-19 Pandemic, including furloughing and terminating employees, extending payment terms on accounts payable, and reducing or delaying planned operating and capital expenditures. Additionally, many of our network’s theaters were also required to take significant actions during the COVID-19 Pandemic and these actions have lead to decreased attendance and caused financial distress, including the Cineworld Proceeding, described further below. Even the perception that our business or the business of network’s theaters may be impacted, could lead to decreased advertising expenditures and other significant disruption to our business. Future pandemics could require us to implement measures similar to those implemented in response to the COVID-19 Pandemic.

We believe that the exhibition industry has historically fared well during periods of economic stress, and we remain optimistic, though cannot guarantee, that the theatrical business and attendance figures will continue to rebound. Future pandemics, similar to that of the COVID-19 Pandemic, may have potential impacts on our financial position, results of operations, liquidity and cash flows.

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

The value of our national and regional on-screen advertising and to a lesser extent our local advertising is based on the number of theater patrons that are in their seats and thus have the opportunity to view The Noovie Show. Trends in patron behavior that could reduce viewership of The Noovie Show include the following:

•
theater patrons are increasingly purchasing tickets ahead of time via online ticketing mediums and when available reserving a seat in the theater (offered in a significant percentage of our network), which could affect how early patrons arrive to the theater and reduce the number of patrons that are in a theater seat to view most or all of The Noovie Show;
•
during the COVID-19 Pandemic, certain consumers changed their behavior in order to avoid large groups and other public indoor activities, and these behavior changes could become a long-term trend;
•
certain theater chains have increased the number of trailers and time devoted to other programming prior to the display of the feature film, and in combination with our Post-Showtime Inventory, may cause patrons to arrive later to theaters and reduce the number of patrons that are in a theater seat to view most or all of The Noovie Show; and
•
changes in theater patron amenities, including bars and entertainment within exhibitor lobbies causing increased dwell time of patrons.

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

The ESAs with the ESA Parties are critical to our business. The ESA with AMC has an initial term of 30 years and the ESA with Cinemark (as amended by the 2019 ESA Amendment) has a term of 34 years, each such term beginning February 13, 2007. Each ESA provides NCM LLC with a five-year right of first refusal for the services that it provides to the ESA Parties, which begins one year prior to the end of the term of each respective ESA. The ESA Parties’ theaters represent approximately 52.4% of the screens and approximately 62.0% of the attendance in our network as of December 26, 2024. If either ESA were terminated, not renewed at its expiration, rejected in a bankruptcy proceeding, or found to be unenforceable, it could have a material negative impact on our revenue, profitability and financial condition.

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

AMC and Cinemark are eligible to be issued additional units pursuant to the terms of the Common Unit Adjustment Agreement and Cinemark may own shares of NCM, Inc. stock. We are uncertain how the lack of ownership interest in NCM LLC and limited ownership at NCM, Inc. may affect their cooperation with us under the ESAs or otherwise going forward. Additionally, following the approval of the bankruptcy court authorizing NCM LLC’s entry into the Regal Advertising

Agreement and the Regal Termination Agreement (the “Regal Order”) and approval of the Confirmation Order approving NCM LLC’s disclosure statement on a final basis and confirming NCM LLC’s Plan (the “Confirmation Order”), AMC and Cinemark filed notice of appeal of the Confirmation Order and the Regal Order. Subsequently, AMC and Cinemark sought a stay of the Confirmation Order and Regal Order in the Bankruptcy Court, the District Court for the Southern District of Texas and the Fifth Circuit Court of Appeals, all of which denied the request. Following AMC and Cinemark's consolidated appeal on the merits, the District Court for the Southern District of Texas confirmed the Confirmation Order and the Regal Order on August 13, 2024. The consolidated appeals of the District Court's decision on the merits are pending in the Fifth Circuit Court of Appeals. We are uncertain how this litigation will impact AMC and Cinemark’s willingness to cooperate under the ESAs, how long the litigation may last or the full scope of the negative impact if AMC and Cinemark were successful in triggering the most-favored nation clauses in their ESAs.

The ongoing effects of NCM LLC’s Chapter 11 Case, including the risks and uncertainties associated with bankruptcy, may harm the Company’s business following emergence.

NCM LLC emerged from bankruptcy on August 7, 2023 (the “Effective Date”). The Company’s senior management had been required to spend a significant amount of time and effort attending to the negotiation and execution of the Modified First Amended Plan of Reorganization of National CineMedia, LLC Pursuant to Chapter 11 of the Bankruptcy Code (as amended, modified or supplemented from time to time, the “Plan”) instead of focusing exclusively on the Company’s business operations. Risks associated with NCM LLC’s emergence from bankruptcy include the following:

•
Vendors or other contract counterparties could terminate their relationship with us or require financial assurances or other enhanced performance commitments such as upfront payments;
•
The ability to renew existing contracts and compete for new business may be adversely affected;
•
It may be more difficult to attract, motivate and retain key employees and executives;
•
Employees may have been distracted from the performance of their duties by matters related to the Chapter 11 Case;
•
Litigation with AMC and Cinemark regarding confirmation of the Plan could impact our relationship with AMC and Cinemark or the terms of the Plan; and
•
Competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

We cannot accurately predict or quantify the impacts or adverse effects of the residual risk and uncertainties associated with NCM LLC’s emergence, or the occurrence of one or more of these risks could have on our results of operations, financial condition, business and reputation.

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

As a result of the COVID-19 Pandemic, all of the theaters in NCM LLC’s network were temporarily closed and were required to seek additional financing through various methods leading to significant levels of financial distress. On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas (the “Cineworld Proceeding”). In addition, each of the other ESA Parties currently has a significant amount of indebtedness with varying maturity dates in the future.

If a bankruptcy case were commenced by or against another ESA Party, it is possible that all or part of the ESA with the applicable ESA Party could be rejected by a trustee in the bankruptcy case pursuant to Section 365 or Section 1123 of the United States Bankruptcy Code, or by the ESA Party, and thus not be enforceable. On October 21, 2022, Regal filed a motion to reject its ESA without specifying an effective date for the rejection and indicated that Regal intended to negotiate with the Company regarding the ESA. NCM LLC filed a complaint against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. Following negotiations, NCM LLC and Regal entered into a Network Affiliate Transaction Agreement (the “Regal Advertising Agreement”) and a separate termination agreement, pursuant to which, effective on July 14, 2023, Regal rejected and terminated its ESA and waived all rights and interests in the other agreements Regal and its affiliates were a party to with NCM LLC. In the event another ESA Party declares bankruptcy, NCM LLC may be required to litigate its rights and negotiate with the bankrupt ESA Party, which would have a negative impact on our business, operations and financial results.

In addition, as a part of the Cineworld Proceeding, Regal announced plans to optimize the number of theaters it operates and announced the closures of certain theaters. Should Regal or another ESA Party liquidate or dispose of theaters or remove theaters from our network through bankruptcy or for other business reasons, and if the acquirer, if applicable, did not agree to continue to allow us to sell advertising in the acquired theaters the number of theaters in our advertising networks would be reduced which in turn would reduce the number of advertising impressions available to us and thus could reduce our advertising revenue.

We may not realize the anticipated benefits of additional Post-Showtime inventory or be successful in increasing the number of theaters in which NCM LLC has the right to display Post-Showtime inventory.

Beginning with the 2019 ESA Amendment with affiliates of Cinemark in 2019, NCM LLC is entitled to display up to five minutes of The Noovie® Show after the scheduled showtime of a feature film and a Platinum Spot that is either 30 or 60 seconds of The Noovie Show in the trailer position directly prior to the “attached” trailers preceding the feature film in Cinemark and certain other network affiliates’ theaters. The Regal Advertising Agreement also provides for (i) up to ten minutes immediately after the advertised showtime of a feature film, extending the time available to NCM LLC by five minutes, and (ii) the Platinum Spot that may be exhibited on-screen prior to the last two trailers, which may be either 30 or 60 seconds in length. Subject to Regal’s approval, NCM LLC may display two 30 second spots in the Platinum Spot and a Gold Spot, a 30 second spot displayed immediately prior to the fourth trailer preceding a feature film or digital programming event.

We believe that Post-Showtime Inventory has resulted and will continue to result in an increase in our average CPM, revenues and Adjusted OIBDA, however we may not realize any or all such benefits. Potential difficulties and uncertainties that may impair the full realization of the anticipated benefits include, among others:

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
•
NCM LLC may not be able to generate sufficient revenue to satisfy any minimum guarantees required to enter into agreements for Post-Showtime inventory or sufficient minimum average CPMs required to display the Platinum Spot in Cinemark’s theaters;

•
the extended length of time between the advertised showtime and the beginning of the feature film may decrease the average CPM for that portion of The Noovie Show appearing before the advertised showtime, which may partially or fully offset any increase in average CPM for the Post-Showtime Inventory; or
•
the increased fees payable in connection with the Post-Showtime Inventory with certain counterparties may exceed the increase, if any, in revenue resulting from the access to the Post-Showtime inventory.

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

Our business relies heavily on technology systems, and any failures, disruptions or cyberattacks may materially and adversely affect our operations.

In order to conduct our business, we rely on information technology networks and systems, including those managed and owned by third parties, to process, transmit and store electronic information and manage and support business processes and activities. The temporary or permanent loss of our computer equipment, internet and satellite networks, data or software systems through ransomware, data exfiltration and other cyberattacks and other security threats, termination of a material technology license or contract, operating malfunction, software virus, human error, natural disaster, power loss, terrorist attacks or other catastrophic events could disrupt our operations and cause a material negative impact and the steps that we have taken to mitigate these risks may prove to be ineffective. Although the Company maintains robust procedures, internal policies and technological security measures to safeguard its systems, including disaster recovery systems separate from our operations, robust network security and other measures to help protect our network from unauthorized access and misuse and a cyber-security insurance policy, the Company’s information technology systems or systems of the ESA Parties, network affiliates or third-party service providers could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets or disrupting business processes. For example, some of our software vendors have previously announced that their systems were infected with malicious software, which might have impacted customers, including NCM. While NCM took prompt action to address the potential vulnerability and does not believe that there were any adverse consequences, there is no guarantee that future hacks and attacks on our network, including those through third parties, will be unsuccessful or resolved without damage to us or our customers. If information technology failures or cyber-attacks were to interrupt our advertising delivery systems, then NCM could be unable to deliver new advertising and would only be able to display advertising that has already been distributed to theaters in the short-term. This would limit NCM's ability to generate revenue until NCM is able to manually deliver revised advertising or the systems become available. Manually delivered advertising would also limit NCM's ability to optimize the distribution of advertising to maximize impressions and best meet client expectations.

In addition to potential vulnerabilities of NCM's information technology systems, NCM and its employees are also the target of cyberattacks, including malware, phishing, social engineering and other targeted attacks, that have been, at times, successful in deceiving certain employees. While NCM’s cyber security teams were able to identify and resolve these attacks prior to any significant impact on the Company, future attacks may use methods that our cyber security team is not able to identify, or our cyber security team may not identify the attacks prior to the compromise of our systems or data. Techniques used by cyber criminals to obtain unauthorized access, disable or degrade services or sabotage systems evolve frequently and may not immediately be detected, and we may be unable to implement adequate preventative measures.

Additionally, we are reliant on third parties for back-up, disaster recovery and other preventative systems that have failed in the past, may fail in the future and we are periodically required to obtain replacement services and migrate data, which may result in temporary lapses of protection and increased risk of disruption or data loss. Depending on the nature and scope of a disruption, if any technology network or systems fail and we are unable to recover in a timely manner, we may be unable to fulfill critical business functions, which could lead to a loss of clients and revenue, harm our reputation or interfere with our ability to comply with financial reporting and other regulatory requirements.

Our plans for developing additional digital or digital out-of-home revenue opportunities may not be implemented and may not be achieved.

We have invested significant resources in pursuing potential opportunities for revenue growth, which we describe under “Business—Our Strategy.” We had 824.4 million and 703.3 million unique data records as of December 26, 2024 and December 28, 2023, respectively. These valuable data records consist of both our own NCM first-party data from our owned-and-operated digital products and a variety of key second- and third-party data addressable consumer records, including location-based data that allows us to track when our audiences go to the movie theater to see The Noovie Show and where they go in the days and weeks afterwards. Our ability to increase our unique data records requires us to invest in third-party relationships, to comply with evolving privacy and data security laws, rules and regulations and to develop innovative digital properties that will increase the number of users of our digital entertainment and advertising network and mobile apps. Our ability to collect and leverage movie audience data is under increasing competitive and regulatory pressure and may be negatively impacted by changes to advertising technology, platform operator policies and privacy laws and regulation and may not deliver the future benefits that we are expecting. It is important that we maintain a critical mass of audience data to make our digital offering more attractive to advertisers, including national brands who buy both our national and regional advertising inventory.

Our digital out-of-home business remains at an early stage and is under significant competitive pressure with the proliferation of available alternatives in the digital out-of-home space and may not deliver the future benefits that we are expecting. If we are unable to develop relationships and advertising that is relevant to the marketplace that can be integrated with our core on-screen advertising products, and if these offerings are not attractive to our advertisers, then the digital out-of-home business may not provide significant revenue or represent a method to help expand our cinema advertising business as it matures. As such, there can be no assurance that we will recoup our investments made pursuing this business.

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

The 2025 Credit Facility contains restrictions and may not provide sufficient capital resources and flexibility for the Company in the future.

On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility (the “2025 Credit Facility”) that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility. While the 2025 Credit Facility provides benefits to the Company relative to the Revolving Credit Facility 2023, the restrictions in the 2025 Credit Facility may restrict NCM LLC from taking actions, distributing cash or entering into agreements to raise additional capital, and the availability of the 2025 Credit Facility may be insufficient for NCM LLC’s needs, particularly in the event of an economic downturn. The Company’s future capital resource and flexibility needs are difficult to predict at this time and will depend on (i) NCM LLC’s ability to comply with the terms and conditions of the 2025 Credit Facility, (ii) ability to general sufficient cash flow from operations and (iii) future strategic initiatives.

The personal information we collect and maintain through our data and digital services, as well as from third-party sources, may expose us to liability or cause us to incur greater operating expenses.

We collect personal information from users of our websites or apps, including those users who establish accounts, or users who view certain advertising displayed through our data and digital services. We receive certain personal information regarding consumers who enter the theaters in our network, including places visited before entering the theater and after leaving the theater, from third parties to supplement or enhance the information we collect and maintain about users of our data and digital services or individuals who view advertising or enter theaters. We also collect personal information relating to individuals who are job applicants, employees, stockholders, directors, officers and independent contractors of NCM, as well as emergency contact information they provide. In addition, we collect personal information relating to employees, owners, directors, officers and independent contractors of other organizations within the context of conducting due diligence regarding or providing or receiving a product or service to or from such organization. The collection and use of this information is governed by applicable privacy, information security and consumer protection laws and regulations that continue to evolve and may be inconsistent from one jurisdiction to another. Compliance with all such laws and regulations may increase our operating costs and adversely impact our ability to offer our clients advertising targeted to moviegoer demographics or to interact with users of our data and digital services, and could result in legal liability. For example, the failure, or perceived failure, to comply with applicable privacy information security or consumer protection-related laws or regulations or our posted privacy policies could result in actions against us by governmental entities or others. If an actual or perceived breach of our data occurs, we could incur significant costs notifying affected individuals and providing them with credit monitoring services. The market perception of the effectiveness of our security measures could also be harmed, and we could lose users of these services and the associated benefits from gathering such user data.

Changes in laws, regulations or rules relating to privacy, data security, the Internet or other areas of our data and digital services may result in the need to alter our business practices or incur greater operating expenses.

A number of statutes, regulations and rules may impact our business as a result of our data and digital services and our use of personal information we receive from third parties. For example, privacy laws that have passed or are being contemplated give, or will give, individuals additional rights with regards to the collection, use, access to, correction, deletion, selling, sharing and protection of their personal information and sensitive personal information. The costs of compliance with privacy laws, regulations and rules and other regulations relating to our data and digital services or other areas of our business, may be significant. The manner in which these and other regulations may be interpreted or enforced may subject us to potential liability, which in turn could have an adverse effect on our business, results of operations or financial condition. Changes to these and other regulations may impose additional burdens on us or otherwise adversely affect our business and financial results because of, for example, increased costs relating to legal compliance, defense against claims, adverse rulings or damages, the reduction or elimination of features, functionality or content from our data or digital services or our inability to use unique data records effectively. Likewise, any failure on our part to comply with these and other regulations may subject us to additional liabilities.

The markets for advertising are competitive and we may be unable to compete successfully.

The market for advertising is very competitive. Cinema advertising is a small component of video advertising in the U.S. and thus, we must compete with established, larger and better known national and local media platforms such as cable, broadcast and satellite television networks, ad supported video-on-demand and other video media platforms. In addition to these video advertising platforms, we compete for advertising directly with additional media platforms, including digital advertising providers, online, digital out-of-home and mobile, radio, various local print media and billboards, and other cinema advertising companies. We expect all of these competitors to devote significant effort to maintaining and growing their business, which may be at our expense. We also expect existing competitors and new entrants to the advertising business, most notably the online, digital out-of-home and mobile advertising companies and ad supported video-on-demand platforms, to constantly revise and improve their business models to meet expectations of advertising clients. NCM's position in various categories as a premium provider of advertising could deter advertisers from utilizing our services due to the high cost. Certain ad agencies may also deem NCM to be a provider of digital-out-of-home rather than video advertising, which could limit NCM's access to advertising budgets.

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

Advertising demand also impacts the price (CPM) we are able to charge our clients. Due to increased competition, combined with seasonal marketplace supply and demand characteristics, we have experienced volatility in our pricing (CPMs) over the years, with annual national CPM increases (decreases) ranging from (4.2%) to 23.6% from 2015 to 2024 (excluding 2020).

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

If our cinema advertising management system does not successfully provide all of the services we expect, if we are unable to continue to successfully and cost-effectively implement further upgrades to the system, which may include the integration of other third-party technology products, or if we lose access to the system through termination of the agreement or otherwise, our ability to offer our clients innovative, unique, integrated and targeted marketing products may be impacted, which could limit our future revenue growth. The Company has also been improving its technology systems to allow the delivery and sale of advertising through programmatic and self-serve channels, which has increased revenue opportunities. The Company may not be able to keep up with the pace of technology or develop solutions that meet the demands of the Company’s current and future advertising clients, which would result in the loss of potential advertising opportunities in the future.

The failure to upgrade and maintain our technology allowing our advertising to reach a broader audience and allow for more targeted marketing products similar to other products in the industry could hurt our ability to compete. Under the ESAs, the ESA Parties are required to provide technology that is consistent with that in place at the signing of the ESA. We may request that the ESA Parties or other theaters in our network upgrade the equipment or software installed in their theaters, but we must negotiate as to the terms of such upgrade, including cost sharing terms, if any. If we are not able to come to an agreement on a future upgrade request, we may elect to pay for the upgrades requested which could result in our incurring significant capital expenditures that could adversely affect our profitability.

Economic uncertainty or deterioration in economic conditions may adversely impact our business, operating results or financial condition.

The financial markets have experienced extreme disruption and volatility at times. A decline in consumer spending in the U.S. may lead to decreased demand for our services or delay in payments by our advertising clients, and our results of operations and financial condition could be adversely affected. These challenging economic conditions also may result in:

•
increased competition for fewer advertising and entertainment programming dollars;
•
pricing pressure that may adversely affect revenue and gross margin;
•
declining attendance and thus a decline in the impressions available for The Noovie Show;
•
reduced credit availability and/or access to capital markets;
•
difficulty forecasting, budgeting and planning due to limited visibility into the spending plans of current or prospective clients;
•
client financial difficulty and increased risk of uncollectible accounts; or
•
financial difficulty for NCM LLC’s network theaters.

We are subject to risks from changes to regulations, government funding, trade policies and tariffs imposed by governments that impact our advertising clients.

Changes in regulations, government funding, trade policies and tariffs imposed by the U.S. and other governments could have an impact on our advertising clients. If our advertising clients’ operating costs increase due to the changes in policy, and they are unsuccessful in passing these increases along to consumers, then the advertisers will likely seek to reduce costs in other ways, including advertising. Additionally, changes in regulations, government funding, trade policies and tariffs could also have the impact of preventing our advertising clients from deploying new goods and services and reducing the related advertising dollars. The recently announced tariffs by the U.S. government on product imports from certain countries may result in an outsize impact on certain industries that are key advertising categories for us, including automotive and consumer goods. Our local team also sells advertising to government agencies that may be impacted if the level of government funding is reduced or eliminated. The uncertainty regarding the ultimate impact of any changes in regulations, government funding, trade policies or tariffs could also impact our advertisers as they continue to determine changes needed to their businesses.

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

We generate all of our operating income and Adjusted OIBDA from our high margin advertising business. Advertisers will not continue to do business with us if they believe our advertising medium is ineffective, unpredictable or overly expensive or lacks sufficient scale. In addition, large advertisers generally have set advertising budgets, of which cinema advertising may only be a small portion. Reductions in the size of advertisers’ budgets due to local or national economic trends, epidemics, pandemics, other natural disasters or similar events, a shift in spending to other advertising mediums, perception of uncertainty in advertising mediums, or other factors could result in lower spending on our advertising inventory. Advertisers are spending in the scatter market closer to the start date of their advertising campaign. A substantial portion of our advertising revenue relates to contracts with terms of a month or less, and clients have many video media choices and can adjust where ads are placed up until their airdates without the risk of securing desired impressions. We have previously been successful in securing favorable upfront advertising agreements, but as advertising spending shifts to the scatter market closer to the start date of advertising campaigns, our ability to maintain high CPMs in the upfront markets may decrease and it is more difficult for the Company to plan and forecast revenue. Additionally, since most of our advertising contracts are tied to a specified number of impressions over a period of time, if we do not properly forecast the number of impressions available over a period of advertising or if too few impressions are available, it could result in underdelivery requiring us to provide additional time to satisfy advertiser’s contracts rather than additional revenue, or if too many impressions are available, it could result in increased fixed fee per patron fees to theaters without a corresponding increase in revenue. If we are unable to remain competitive and provide value to our advertising clients, they may reduce their advertising purchases or stop placing advertisements with us. Even the loss of a small number of clients on large contracts that we are not able to replace would negatively affect our results.

We also derive a significant portion of our revenue from our contracts with our content partners, courtesy PSAs and the ESA Parties’ agreements to purchase on-screen advertising for their beverage concessionaires. We are not direct parties to the agreements between the ESA Parties’ and their beverage concessionaires but expect that each ESA Party will have an agreement with a beverage concessionaire to provide advertising for the foreseeable future. The Company had one agency through which it sourced advertising revenue that accounted for more than 14.7% of the Company’s gross outstanding receivable balance as of December 26, 2024. The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company's gross outstanding receivable balance as of December 28, 2023. During the year ended December 26, 2024, the Company had no customer that accounted for 10% or more of the Company's revenue. During the year ended December 28, 2023, the Company had one customer that accounted for 11.2%, respectively, of the Company's revenue. Because we derive a significant percentage of our total revenue from a relatively small number of large companies, the loss of one or more as a customer could decrease our revenue and adversely affect current and future operating results.

Our contracts for theater advertising allow certain counterparties to engage in activities that might compete with certain elements of our business, which could reduce our revenue and growth potential.

The ESAs and network affiliate agreements contain certain limited exceptions to our exclusive right to use the counterparties’ theaters for our advertising business. Certain counterparties have the right to enter into a limited number of strategic cross-marketing relationships with third-party, unaffiliated businesses for the purpose of generating increased attendance or revenue (other than revenue from the sale of advertising). NCM has limited rights or does not have the right to advertise in certain theater lobbies or agreed to allow the counterparty to sell certain types of inventory on their own behalf. Some of these strategic marketing relationships can include the use of on-screen, LEN and certain types of lobby promotions and can be provided at no cost, but only for the purpose of promoting the products or services of those businesses while at the same time promoting the theater circuit or the movie-going experience and some of these exceptions are broader. The use of LEN or lobby promotions or other inventory by the theater counterparties for these advertisements and programs could result in the theater counterparties creating relationships with advertisers that could adversely affect our advertising revenue and profitability, as well as the potential we have to grow that advertising revenue in the future. In particular, the LEN and lobby promotions represented approximately 0.5% and 0.9% of our total advertising revenue for the year ended December 26, 2024 and December 28, 2023, respectively.

The ESA Parties also have the right to install a network of video monitors in the theater lobbies in excess of those required to be installed for the LEN, and this right has been used to install a significant number of video monitors in theater lobbies. The presence of this additional lobby video network could reduce the effectiveness of our LEN, thereby reducing our current LEN advertising revenue and profitability and adversely affecting future revenue potential associated with that marketing platform. Other network affiliates also have the right to display advertising in the lobby or other areas of their theaters that could potentially conflict with our on-screen advertising.

We depend upon our senior management and our business may be adversely affected if we cannot retain or replace them.

Our success depends in part upon the retention of our experienced senior management with specialized industry, sales and technical knowledge or industry relationships. In May 2024, the Company replaced its President of Sales, Marketing and Partnerships. If we are not able to find qualified internal or external replacements for critical members of our senior management team, the loss of these key employees could have a material negative impact on our ability to effectively pursue our business strategy and our relationships with advertisers, exhibitors, media and content partners. While the Company has been able to retain our senior management, there is no guarantee that the Company will continue to be able to recruit experienced replacements, or that the Company will not be required to institute additional retention or incentive programs in order to retain senior management. We do not have key-man life insurance covering any of our employees.

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

If we do not effectively implement our strategy, we may not be able to continue our historical growth. To effectively execute on our strategy to expand our digital offerings and continue to grow our inventory, we will need to develop additional products or obtain access to third-party digital inventory. These enhancements and improvements could require an additional allocation of financial and management resources and acquisition of talent. High turnover, loss of specialized talent or insufficient capital could also place significant demands on management, the success of the organization and our strategic outlook. Our ability to invest in our existing digital business, our new digital out-of-home business and other ventures has been and will continue to be negatively impacted by the COVID-19 Pandemic, NCM LLC’s Chapter 11 Case, and the current industry and economic environment, which may decrease the growth of these businesses.

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

A weak advertising market, the shift in spending of a major client from one quarter to another, the performance of films released or the mix of attendance from the type and rating of films in a given quarter, a disruption in the release schedule of films or changes in the television scatter market could significantly affect quarter-to-quarter results or even affect annual results. Our revenue and operating results are seasonal in nature, coinciding with the timing of marketing expenditures by our advertising clients and, to a lesser extent, the attendance patterns within the film exhibition industry, which have historically been higher during the second, third and fourth fiscal quarters. Because our results may vary from quarter to quarter and may be unpredictable, our financial results for one quarter cannot necessarily be compared to another quarter or the same quarter in prior years and may not be indicative of our financial performance in subsequent quarters. Additionally, the bankruptcy of one of NCM LLC’s significant network theater circuits, or negative news regarding the theater industry, cinema advertising generally or us could lead to increased volatility in revenue from quarter to quarter. These variations in our financial results could contribute to volatility in our stock price.

Our business, services or technology may infringe on intellectual property rights owned by others, which may interfere with our ability to provide services or expose us to increased liability or expense, or otherwise may be affected by our efforts to protect our intellectual property or restrictions or obligations in third-party licenses.

Our business uses a variety of intellectual property rights, including copyrights, trademarks, trade secrets, domain names and patents or patentable ideas in the provision of our advertising services, the websites we operate at ncm.com and Noovie.com, our digital gaming products including Noovie Trivia and the features and functionality, content and software we make available through those websites and apps. We rely on our own intellectual property rights, as well as intellectual property rights obtained from third parties (including through open-source licenses), to conduct our business and provide our in-theater, data, digital and creative services. We may incur expenses, some of which may be significant, in developing, protecting, maintaining, and defending our intellectual property rights or licensing intellectual property from third parties.

In some instances, we may not be able to or may choose not to protect, maintain or defend our intellectual property rights or the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

We may discover that our business or the technology or methods we use to operate our business infringes patent, trademark, copyright, publicity rights, or other intellectual property rights owned by others or is otherwise negatively impacted by restrictions imposed by our obligations under third-party intellectual property licenses. In addition, our competitors or others may claim rights in patents, trademarks, copyrights, publicity rights, or other intellectual property rights that will prevent, limit or interfere with our ability to provide our in-theater, data, or digital services either in the U.S. or in international markets. We may incur significant costs in protecting our own intellectual property rights or defending or settling intellectual property infringement claims and may face significant damage awards (including the potential for awards of attorneys’ fees) if we are found to be infringing third-party intellectual property rights.

Our in-theater, data and digital services facilitate the distribution of content, and we create content for others. This content includes advertising-related content, as well as movie, television, music, gaming and other media content, much of which is obtained from third parties. Our apps, websites and social media channels also include features enabling users to upload or add their own content and modify certain content. As a distributor of content, we face potential liability for negligence, copyright, patent, trademark or publicity infringement, or other claims based on the content that we distribute or create for others. We or entities that we license or receive content from or distribute content through may not be adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

Risks Related to Our Corporate Structure

We are a holding company with no operations of our own, and we depend on distributions and payments under the NCM LLC operating and management services agreements from NCM LLC to meet our ongoing obligations.

We are a holding company with no operations of our own and have no independent ability to generate cash flow other than interest income on cash balances or other securities owned. Consequently, our ability to obtain operating funds primarily depends upon distributions and payments under the NCM LLC operating and management services agreement from NCM LLC. The distribution of cash flows and other transfers of funds by NCM LLC to us are subject to statutory and contractual restrictions based upon NCM LLC’s financial performance, including NCM LLC’s compliance with the covenants in the 2025 Credit Facility and the NCM LLC Operating Agreement. The 2025 Credit Facility may limit NCM LLC’s ability to distribute cash to its members, including us, based upon certain financial tests, with exceptions for, among other things, payment of our income taxes and a management fee to NCM, Inc. pursuant to the terms of the management services agreement. The declaration of future dividends on our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including NCM LLC’s results of operations, financial condition, earnings, capital requirements, limitations in the 2025 Credit Facility and legal requirements. In the event NCM LLC fails to comply with these covenants and is unable to distribute cash to us quarterly, NCM, Inc.’s ability to make distributions or pay other expenses outside the ordinary course of business may be limited.

Pursuant to the management services agreement between us and NCM LLC, NCM LLC makes payments to us to fund our day-to-day operating expenses, such as payroll. However, if NCM LLC has insufficient cash flow to make the payments pursuant to the management services agreement, we may be unable to cover these expenses.

As a member of NCM LLC, we incur income taxes on our proportionate share of any net taxable income of NCM LLC. The 2025 Credit Facility is structured to allow NCM LLC to distribute cash to its members (including us and NCM LLC’s other members, if any) in amounts sufficient to cover their tax liabilities and management fees, if any. To the extent that NCM LLC has insufficient cash flow to make such payments, it could have a negative impact on our business, financial condition, results of operations or prospects.

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

As of the Effective Date, NCM Inc. was the only beneficial owner of NCM LLC’s membership units, but AMC and Cinemark continue to have rights to receive additional units pursuant to the terms of the Common Unit Adjustment Agreement. As of August 7, 2023, Blantyre Capital Limited ("Blantyre Capital"), our largest stockholder, obtained beneficial ownership of 26,664,349 shares of our common stock. Their beneficial ownership remains unchanged, representing 27.8% of the Company’s shares outstanding as of December 26, 2024. Additionally, the Company entered into a Director Designation Agreement (the “Designation Agreement”) among the Company, the Consenting Creditor Designation Committee (the “Designation Committee”) and Blantyre Capital in accordance with the Plan. The Designation Agreement provides for the designation of up to six directors, three of whom must be independent, by the Designation Committee and Blantyre Capital with up to two of the directors designated by Blantyre Capital. The number of directors designated will vary based on the ownership level of the Consenting Creditors under the Designation Agreement. In 2024, four directors were appointed under the Designation Agreement. As a result, these stockholders could be in a position to influence or control to some degree the outcome of matters requiring stockholder approval, including the adoption of amendments to our certificate of incorporation and the approval of mergers and other significant corporate transactions. Their influence or control of our Company and NCM LLC may have the effect of delaying or promoting a change of control of our Company and may adversely affect the voting and other rights of other stockholders.

It is possible that the interests of these stockholders may in some circumstances conflict with our interests and the interests of our other stockholders. For example, Blantyre Capital is in the business of making investments in companies and may hold, and may from time to time in the future acquire, interests in or provide advice to businesses that directly or indirectly compete with us. As another example, Cinemark may own shares of NCM, Inc. stock and may have different tax positions from us, especially in light of the TRA that provides for the payment by us to Cinemark of 90% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, due to Cinemark’s portion of certain tax assets. This could influence Cinemark’s decisions regarding whether and when we should dispose of assets, and whether and when we or NCM LLC should incur indebtedness.

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

We cannot predict the effect, if any, that market sales of shares of common stock by Blantyre Capital, Cinemark or any of our significant stockholders will have on the market price of our common stock from time to time. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or make future offerings of our equity securities more difficult. If we are unable to sell equity securities at times and prices that we deem appropriate, we may be unable to fund growth. Additionally, once equity awards held by our employees become vested and/or exercisable, as applicable, to the extent that they are not held by one of our affiliates, the shares acquired upon vesting or exercise are freely tradable.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We maintain a cybersecurity management program designed to identify, assess, manage, mitigate and respond to cybersecurity threats and incidents. We review our program design on at least a quarterly basis and update as needed to address the risks and threats that our corporate security team has identified. Our team also benchmarks our program to industry recognized frameworks, including the International Organization for Standardization. The Audit Committee of the Board of Directors receives regular reports on cybersecurity risks and evaluates these risks as a part of their enterprise risk review.

Our teams also rely on third-party diagnostic tools and periodic audits to ensure that our program is performing as designed and in-line with applicable standards. Our Chief Information Officer oversees a security committee made up of professionals on our corporate security and other information technology teams to review the results of these audits and recommend improvements. Prior to engaging a third party to provide services, our information technology team performs a risk assessment to determine the level of review of the vendor needed based on the nature of the services to be provided and type of information that may be shared. The resulting vendor review may include requiring the vendor to provide the results of external audits. We continue to monitor our vendors throughout their engagements with us to ensure they have complied with their contractual obligations, including service level agreements and other contractual standards.

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

We face cybersecurity risks in connection with our business operations. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have experienced threats to our data and systems, including social engineering threats, denial of service attacks, malware and computer virus attacks. For more information about the cybersecurity risks we face, see Item 1A—Risk Factors.

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

Management’s Role—The Company’s Chief Information Officer is responsible for the Company’s cybersecurity team and for reporting to the Audit Committee of the Board of Directors. The Company’s corporate security team reports directly to the Chief Information Officer. Our Chief Information Officer has more than thirty years of experience managing communication networks, data centers, information technology teams, systems administration and cybersecurity in the media and advertising industry. Our corporate security team is similarly composed of seasoned professionals with significant experience in the field. The Chief Information Officer regularly informs the Company’s senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents and supervises such efforts. The corporate security team has a broad range of experience selecting, deploying and operating cybersecurity technologies initiatives and seeks to ensure that each team stays educated on emerging technologies and threats.

Item 2. Properties

The Company's headquarters are located in Centennial, Colorado. As of December 26, 2024, the Company also leases offices in New York, Los Angeles and Chicago. We own no material real property. We believe that all of our present facilities are adequate for our current needs and that additional space is available for future expansion on acceptable terms.

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

Name	Age	Position
Thomas F. Lesinski	65	Chief Executive Officer
Ronnie Y. Ng	45	Chief Financial Officer
Catherine Sullivan	59	President of Sales, Marketing & Partnerships
Maria V. Woods	56	Executive Vice President, General Counsel and Secretary

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

Catherine Sullivan. Ms. Sullivan was appointed as President of Sales, Marketing & Partnerships in May 2024. Prior to this appointment, Ms. Sullivan founded CSA Media, a media consulting firm, in August 2023 through which she served as an advisor to several private companies in the media and ad tech sectors. Ms. Sullivan was previously the Chief Executive Officer of PHD Media US, a media and advertising agency, from September 2020 to June 2023. Before PHD Media US, Ms. Sullivan served as the President of Investment from October 2016 to February 2019 and Chief Investment Officer of North America from February 2019 to September 2020 for Omnicom Media Group, a media and advertising agency. Prior to working for Omnicom Media Group, Ms. Sullivan held sales leadership roles at ABC Television from 2001 to 2016 and began her career working in progressively senior roles in the sales organization at NBC Universal from 1988 to 2001.

Maria V. Woods. Ms. Woods was appointed Executive Vice President and General Counsel in September 2021. Ms. Woods previously served in several key leadership roles on NCM’s legal team from 2010 through 2015, rising to the role of National CineMedia, LLC’s EVP and General Counsel. Ms. Woods previously served as General Counsel for Lucky’s Market from June of 2015 to June of 2020, including during its bankruptcy proceedings in January of 2020. In between her role at Lucky’s Market and returning to NCM in September 2021, Ms. Woods served as General Counsel and Secretary at JumpCloud, Inc., providing strategic legal counsel for all legal aspects of the company’s SaaS identity management business, including, corporate governance, merger and acquisition activity, financing and stock repurchases and commercial contracting and served as General Counsel & Secretary at ONE Group Hospitality, Inc. Earlier in her career, she was Associate General Counsel at Einstein Noah Restaurant Group, Inc. and Assistant General Counsel at Sun Microsystems, Inc. She began her career at Holme Roberts & Owen (now Bryan Cave) in Denver. She holds a Bachelor of Arts in Communications Studies from the University of Iowa and a Juris Doctorate from the University of Denver Sturm College of Law.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, $0.01 par value, is traded on The Nasdaq Global Select Market under the symbol “NCMI”. There were 226 stockholders of record as of February 28, 2025 (does not include beneficial holders of shares held in “street name”).

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

Issuer Purchases of Equity Securities

The table below provides information about shares purchased in connection with the Company’s share repurchase program during the three months ended December 26, 2024.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased under the Plans or Programs (in millions) (1)
September 27, 2024 through October 24, 2024	169,895	$6.59	169,895	$87.8
October 25, 2024 through November 28, 2024	60,608	$6.74	60,608	$87.4
November 29, 2024 through December 26, 2024	70,000	$6.67	70,000	$86.9
Total for the quarter ended December 26, 2024	300,503	$6.64	300,503	$86.9

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

This following section of this Form 10-K generally discusses fiscal 2024 and fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2023.

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

We present multiple formats of The Noovie® Show depending on the theater circuit in which it runs, which may include Post-Showtime advertising inventory after the advertised showtime. As of December 26, 2024, theaters presenting The Noovie Show format with Post-Showtime Inventory made up approximately 65.0% of our network. All other NCM network theater circuits, which make up the remaining 35.0% of our network, present The Noovie Show, without Post-Showtime advertising inventory. The movie trailers presented by the theater circuits that run before the feature film are not part of The Noovie Show.

We also sell advertising on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, we sell digital advertising through NCMx and NCM Boost, to connect brands with audiences across all screens, both in theaters and beyond, before, during and after their moviegoing experience. As of December 26, 2024, approximately 7.4 million moviegoers have downloaded our mobile apps. These downloads and the acquisition of second- and third-party data sets have resulted in unique data records of approximately 824.4 million as of December 26, 2024. We have long-term ESAs (approximately 14.1 weighted average years) with the ESA Parties and multi-year agreements with network affiliates, which expire at various dates between July 7, 2025 and July 13, 2033, with our largest affiliate agreement expiring on July 13, 2033. The weighted average remaining term of the ESAs and the network affiliate agreements is 11.3 years as of December 26, 2024. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Noovie Show and our LEN programming are distributed predominantly via satellite through our proprietary DCN.

Management focuses on several measurements that we believe provide us with the necessary ratios and key performance indicators to manage our business, determine how we are performing versus our internal goals and targets, and against the performance of our competitors and other benchmarks in the marketplace in which we operate. We focus on many operating metrics including revenue, Adjusted OIBDA and Adjusted OIBDA margin, as some of our primary measurement metrics. In addition, we monitor our monthly advertising performance measurements, including advertising inventory utilization, advertising pricing (CPM), local advertising rate per theater per week, advertising revenue per attendee, as well as significant operating expenses and related trends. We also monitor free cash flow, cash balances, the fixed charge coverage ratio and revolving credit facility availability to ensure financial debt covenant compliance and that there is adequate cash availability to fund our working capital needs, debt obligations and any future dividends declared by our Board of Directors.

Recent Developments

Debt Agreement—On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility (the “2025 Credit Facility”) that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. The 2025 Credit Facility is expected to result in a meaningful reduction of the Company’s overall interest expense, extends the maturity date to 2028 and is a cash flow-based revolving loan compared to the asset-based revolving loan of the 2023 Revolving Credit Facility. As of March 6, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

Other Investments—On October 1, 2024, the Company invested $1.0 million in cash to acquire equity interests in an advertising-related company. Additionally, on October 8, 2024, the Company entered into an agreement with an entertainment company to exchange $2.0 million of on-screen advertising to be provided over a three-year term for equity interests. These investments are included in ‘Other investments’ on the audited Consolidated Balance Sheets as of December 26, 2024.

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the year ended December 26, 2024, 2,524,991 shares were repurchased on the open market or privately negotiated purchases. In accordance with Accounting Standards Codification (“ASC”) 505—Equity, these shares were retired and the excess over par value paid of $13.4 million was recorded as a reduction to retained earnings during the year ended December 26, 2024.

Reverse Stock Split—On August 3, 2023, the Company effected a one-for-ten (1:10) reverse stock split of its common stock, par value $0.01 per share. The reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s common stock from 174,112,385 shares as of August 3, 2023, to 17,411,323 shares outstanding post-split. After the cancellation of Regal’s shares on August 7, 2023, there were 13,343,065 shares outstanding. The primary purpose of the reverse stock split was to comply with the Company’s obligations under the NCMI 9019 Settlement so that the Plan could become effective, as well as, to increase the per share market price of the Company’s common stock in an effort to maintain compliance with applicable Nasdaq continued listing standards with respect to the closing price of the Company’s common stock.

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

As of December 26, 2024, the Company has not completed all agreed upon payments to the General Unsecured Claim Pool, due to the existence of one pre-petition litigation matter that is ongoing in the Bankruptcy Court, the result of which could impact the payments to other unsecured creditors from the General Unsecured Claims Pool and held a total of $3.0 million within the escrow accounts and accruals, presented within ‘Restricted cash’ and ‘Accounts Payable’ on the audited Consolidated Balance Sheets as of December 26, 2024 and December 28, 2023, respectively.

Regal Advertising Agreement—On September 7, 2022, Cineworld Group plc, the parent company of Regal, and certain of its subsidiaries, including Regal, Regal Cinemas, Inc., formerly a party to an ESA with NCM LLC, and Regal CineMedia Holdings, LLC, formerly a party to other agreements with NCM LLC and NCM, Inc., filed petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Southern District of Texas. On October 21, 2022, Regal filed a motion to reject the ESA without specifying an effective date for the rejection and indicated that Regal planned on negotiating with NCM LLC. NCM LLC also filed an adversary proceeding against Regal seeking declaratory relief and an injunction prohibiting Regal from breaching certain exclusivity, non-compete, non-negotiate and confidentiality provisions in the ESA by entering into a new agreement with a third-party or bringing any of the services performed by NCM LLC in-house. On February 1, 2023, Cineworld filed a motion for summary judgment on NCM LLC’s adversary proceeding. On May 5, 2023, NCM LLC and Regal agreed to stay the ongoing litigation while the parties worked towards the terms of a new arrangement for NCM LLC to provide advertising services to Regal. In lieu of litigating Regal’s potential rejection of the ESA and NCM LLC’s adversary proceeding against Regal, the parties negotiated a Regal Advertising Agreement and Regal Termination Agreement. The Regal Advertising Agreement was effective on July 14, 2023 and provides that NCM LLC acquired the exclusive right to provide on-screen advertisements at Regal’s theaters for a term of ten years in exchange for payments based on the attendance at Regal’s theaters and the revenue generated by NCM LLC through advertising displayed in Regal’s theaters.

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

Pursuant to the Regal Termination Agreement, effective on July 14, 2023, Regal rejected and terminated the ESA. Additionally Regal and Regal’s affiliates’ waived all rights and interests as to the Tax Receivable Agreement, the Common Unit Adjustment Agreement, the Software License Agreement, the Director Designation Agreement, the Registration Rights Agreement and all the other joint venture agreements described in NCM LLC’s Company Operating Agreement and Regal and Regal’s affiliates waived and released claims against other parties thereto. In connection with the Regal Advertising

Agreement, NCM LLC and Regal also agreed to dismiss with prejudice the ongoing litigation between the parties related to NCM LLC’s request to enforce certain provisions of the ESA, including the exclusivity provision. Following the effective date of the Regal Termination Agreement of July 14, 2023, Regal is no longer an ESA Party or related party and is included within the network affiliate metrics.

Summary Operating Data

The results of operations data for the years ended December 26, 2024 and December 28, 2023 and the balance sheet data as of December 26, 2024 and December 28, 2023 are derived from the audited Consolidated Financial Statements of NCM, Inc. included elsewhere in this document. Within the financial results outlined below, all activity during the Chapter 11 Case from April 11, 2023 to August 7, 2023 when NCM LLC was deconsolidated from NCM, Inc. represents activity and balances for NCM, Inc. standalone. All activity and balances prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023 represent NCM, Inc. consolidated, inclusive of NCM LLC. The operating results for NCM LLC, which management believes better represent the Company’s historical consolidated performance, are presented separately subsequent to the operating data for NCM, Inc., which is presented below (dollars in millions, except share and margin data):

	Years Ended		% Change
($ in millions)	Dec. 26, 2024	Dec. 28, 2023	2023 to 2024
Revenue	$240.8	$165.2	45.8%
Operating expenses:
Network operating costs	13.7	10.6	29.2%
ESA Parties and network affiliate fees	111.9	69.5	61.0%
Selling and marketing costs	41.6	29.6	40.5%
Administrative and other costs	50.7	57.3	(11.5)%
Depreciation expense	4.6	3.1	48.4%
Amortization expense	37.8	22.4	68.8%
Total operating expenses	260.3	192.5	35.2%
Operating loss	(19.5)	(27.3)	(28.6)%
Non-operating expense (income)	2.6	(724.0)	(100.4)%
Income tax expense	0.2	—	100.0%
Net loss attributable to noncontrolling interests	—	(8.5)	(100.0)%
Net (loss) income attributable to NCM, Inc.	$(22.3)	$705.2	(103.2)%

Net (loss) income per NCM, Inc. basic share	$(0.23)	$14.73	(101.6)%
Net (loss) income per NCM, Inc. diluted share	$(0.23)	$14.34	(101.6)%

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

We have a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2024 contained 52 weeks and fiscal year 2023 contained 52 weeks. Our 2025 fiscal year will contain 53 weeks. Throughout this document, we refer to our fiscal years as set forth below:

Reference in
Fiscal Year Ended	this Document
December 26, 2024	2024
December 28, 2023	2023

Results of Operations

Fiscal Years 2024 and 2023

Revenue. Total revenue increased $75.6 million, or 45.8%, from $165.2 million for 2023 to $240.8 million for 2024. The following is a summary of revenue by category (in millions):

	Fiscal Year		$ Change	% Change
	2024	2023	2023 to 2024	2023 to 2024
National advertising revenue	$188.0	$114.8	$73.2	63.8%
Local and regional advertising revenue	39.1	30.4	8.7	28.6%
ESA Party advertising revenue from beverage concessionaire agreements	13.7	9.9	3.8	38.4%
Management fee reimbursement	—	10.1	(10.1)	(100.0)%
Total revenue	$240.8	$165.2	$75.6	45.8%

National advertising revenue. National advertising revenue increased by $73.2 million, or 63.8%, from $114.8 million in 2023 to $188.0 million in 2024. The increase in national advertising revenue was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $114.8 million of revenue within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $188.0 million of revenue in 2024 representing a full year of consolidated activity.

Local and regional advertising revenue. Local and regional advertising revenue increased by $8.7 million, or 28.6%, from $30.4 million in 2023 to $39.1 million in 2024. The increase in local and regional advertising revenue was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $30.4 million of revenue within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $39.1 million of revenue in 2024 representing a full year of consolidated activity.

ESA Party beverage revenue. ESA Party beverage revenue increased $3.8 million, or 38.4%, from $9.9 million in 2023 to $13.7 million in 2024. The increase in ESA Party beverage revenue was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $9.9 million of revenue within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $13.7 million of revenue in 2024 representing a full year of consolidated activity.

Management fee reimbursement. Management fee reimbursement decreased by $10.1 million, or 100.0%, from $10.1 million in 2023 to $0.0 million in 2024. The $10.1 million represents the revenue recognized by NCM, Inc. for managing unconsolidated NCM LLC during the unconsolidated period of 2023. This amount is equal to the expenses incurred by NCM, Inc. that were paid by NCM LLC. In 2024, NCM LLC is consolidated by NCM, Inc., following the completion of NCM LLC's Chapter 11 Case and these amounts have been eliminated upon consolidation.

Operating expenses. Total operating expenses increased $67.8 million, or 35.2%, from $192.5 million for 2023 to $260.3 million for 2024. The following table shows the changes in operating expense for 2024 and 2023 (in millions):

	Fiscal Year		$ Change	% Change
	2024	2023	2023 to 2024	2023 to 2024
Network operating costs	$13.7	$10.6	$3.1	29.2%
ESA Parties and network affiliate fees	111.9	69.5	42.4	61.0%
Selling and marketing costs	41.6	29.6	12.0	40.5%
Administrative and other costs	50.7	57.3	(6.6)	(11.5)%
Depreciation expense	4.6	3.1	1.5	48.4%
Amortization expense	37.8	22.4	15.4	68.8%
Total operating expenses	$260.3	$192.5	$67.8	35.2%

Network operating costs. Network operating costs increased $3.1 million, or 29.2%, from $10.6 million in 2023 to $13.7 million in 2024. The increase in network operating costs was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $10.6 million of expense within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $13.7 million of expense in 2024 representing a full year of consolidated activity.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees increased $42.4 million, or 61.0%, from $69.5 million in 2023 to $111.9 million in 2024. The increase in ESA Parties and network affiliate fees was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $69.5 million of expense within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $111.9 million of expense in 2024 representing a full year of consolidated activity. The increase was also due to the increase in fees owed under the Regal Advertising Agreement, which commenced on July 14, 2023, as well as due to contractual rate increases within the ESAs in 2024, as compared to 2023.

Selling and marketing costs. Selling and marketing costs increased $12.0 million, or 40.5%, from $29.6 million in 2023 to $41.6 million in 2024. The increase in selling and marketing costs was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $29.6 million of expense within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $41.6 million of expense in 2024 representing a full year of consolidated activity.

Administrative and other costs. Administrative and other costs decreased $6.6 million, or 11.5%, from $57.3 million in 2023 to $50.7 million in 2024. The decrease is primarily due to a $12.8 million decrease in advisor and legal fees related to the Chapter 11 Case and Cineworld Proceeding incurred in 2024, as compared to 2023, as well as a $4.1 million decrease in performance-based compensation costs due to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case which was in place during the majority of 2023. The decrease was partially offset by a $6.6 million increase in stock based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to limited grant activity in 2023, a $3.3 million increase in personnel cost and other corporate expenses in 2024, as compared to 2023, due to the deconsolidation of NCM LLC during a portion of 2023 while NCM LLC's Chapter 11 Case was ongoing and a $0.5 million increase in severance expense in 2024.

Depreciation expense. Depreciation expense increased $1.5 million, or 48.4%, from $3.1 million in 2023 to $4.6 million in 2024. The increase in depreciation expense was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $3.1 million of expense within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $4.6 million of expense in 2024 representing a full year of consolidated activity. The increase was also due to the fair value adjustments to NCM LLC's fixed assets upon reconsolidation by NCM, Inc. on August 7, 2023.

Amortization expense. Amortization expense increased $15.4 million, or 68.8%, from $22.4 million in 2023 to $37.8 million in 2024. The increase in amortization expense was primarily due to the deconsolidation and reconsolidation of NCM LLC within 2023. The $22.4 million of expense within 2023 represents the activity of NCM LLC prior to the deconsolidation of NCM LLC on April 11, 2023 and after the reconsolidation of NCM LLC on August 7, 2023, compared to the $37.8 million of expense in 2024 representing a full year of consolidated activity. The increase was also due to the fair value adjustments to NCM LLC's intangible assets upon reconsolidation by NCM, Inc. on August 7, 2023.

Non-operating expense (income). Total non-operating expense increased $726.6 million, or 100.4%, from non-operating income of $724.0 million in 2023 to non-operating expense of $2.6 million in 2024. The following table shows the changes in non-operating expense for 2024 and 2023 (in millions):

	Fiscal Year		$ Change	% Change
	2024	2023	2023 to 2024	2023 to 2024
Interest on borrowings	$1.7	$27.9	$(26.2)	(93.9)%
Interest income	(2.4)	(0.1)	(2.3)	100.0%
Loss on re-measurement of the payable under the tax receivable agreement	4.6	9.3	(4.7)	(50.5)%
Gain on deconsolidation of affiliate	—	(557.7)	557.7	(100.0)%
Gain on re-measurement of investment in NCM LLC	—	(35.5)	35.5	(100.0)%
Gain on reconsolidation of NCM LLC	—	(167.8)	167.8	(100.0)%
Other non-operating income	(1.3)	(0.1)	(1.2)	1200.0%
Total non-operating expense (income)	$2.6	$(724.0)	$726.6	(100.4)%

The increase in non-operating expense was primarily due to the $557.7 million decrease in gain on deconsolidation of affiliate, the $167.8 million decrease in gain on reconsolidation of NCM LLC and the $35.5 million decrease in gain on remeasurement of NCM LLC incurred in 2023, as compared to 2024. This was partially offset by a $26.2 million decrease in interest on borrowings primarily due to the discharge of historical debt that occurred upon NCM LLC’s emergence from bankruptcy and reconsolidation on August 7, 2023, a $4.7 million decrease in the loss on re-measurement of the payable under the tax receivable agreement due to the inclusion of three years of projected taxable book income/(loss) within the calculation of the TRA payable in 2024, as compared to only one year in 2023, due to management’s ability to more accurately forecast following the conclusion of the COVID-19 pandemic, a $2.3 million increase in interest income and a $1.2 million increase in other non-operating income in 2024 compared to 2023.

Results of Operations - NCM LLC

The following table presents operating data and Adjusted OIBDA (dollars in millions, except share and margin data) for the years ended December 26, 2024 and December 28, 2023 for NCM LLC:

	Years Ended		$ Change	% Change
($ in millions)	Dec. 26, 2024	Dec. 28, 2023	2023 to 2024	2023 to 2024
Revenue	$240.8	$259.8	$(19.0)	(7.3)%
Operating expenses:
Network operating costs	13.7	14.7	(1.0)	(6.8)%
ESA Parties and network affiliate fees	111.9	115.3	(3.4)	(2.9)%
Selling and marketing costs	41.6	44.1	(2.5)	(5.7)%
Administrative and other costs	28.8	75.9	(47.1)	(62.1)%
Loss on impairment of Regal ESA	—	125.7	(125.7)	(100.0)%
Impairment of long-lived assets	—	8.9	(8.9)	(100.0)%
Administrative fee—managing member	21.9	21.7	0.2	0.9%
Depreciation expense	4.6	4.6	—	0.0%
Amortization expense	37.8	29.8	8.0	26.8%
Total operating expenses	260.3	440.7	(180.4)	(40.9)%
Operating loss	$(19.5)	$(180.9)	$161.4	(89.2)%

Adjusted OIBDA	$45.7	$52.7	$(7.0)	(13.3)%
Adjusted OIBDA margin	19.0%	20.3%	(1.3)%	(6.4)%
Total theater attendance (in millions) (1)	390.7	438.9	(48.2)	(11.0)%
Total screens	18,028	18,403	(375.0)	(2.0)%
Total ESA Party screens	9,455	9,573	(118.0)	(1.2)%

(1)
Represents the total attendance within NCM LLC’s advertising network, excluding screens and attendance associated with AMC Carmike theaters that are currently part of another cinema advertising network for each of the periods presented. Refer to Note 6 to the audited Consolidated Financial Statements included elsewhere in this document.

Revenue. Revenue decreased $19.0 million, or 7.3%, from $259.8 million in 2023 to $240.8 million in 2024.

National advertising revenue decreased by $2.1 million, or 1.1%, from $190.1 million in 2023 to $188.0 million in 2024. The decrease in national advertising revenue was primarily due to an 11.0% decrease in attendance due to a decreased movie slate in 2024, caused by the writer and actor strikes in the second half of 2023. This was partially offset by a 10.2% increase in national advertising utilization in 2024, as compared to 2023.

Local and regional advertising revenue decreased by $12.0 million, or 23.5%, from $51.1 million in 2023 to $39.1 million in 2024. The decrease in local and regional advertising revenue was primarily due to a decrease in contract activity and average size within education, dining, entertainment and consumer packaged goods, due in part to a 11.0% decrease in attendance as well as a decreased movie slate in 2024, caused by the writer and actor strikes in 2023. The decrease was partially offset by an increase in contract activity and size within automotive, government, and technology in 2024, as compared to 2023.

ESA Party beverage revenue decreased by $4.9 million, or 26.3%, from $18.6 million in 2023 to $13.7 million for 2024. The decrease was due to Regal's termination of its ESA in 2023 and the resulting discontinuation of its beverage revenue as well as a 6.2% decrease in ESA Party attendance in 2024, as compared to 2023.

Network operating costs. Network operating costs decreased $1.0 million, or 6.8%, from $14.7 million in 2023 to $13.7 million in 2024. The decrease was due primarily to a $1.3 million decrease in personnel related expenses due in part to the workforce reorganization in the first quarter of 2024, as well as a $0.3 million decrease in costs associated with our digital out of home offering in 2024, as compared to 2023. These decreases were partially offset by a $0.4 million increase in satellite costs related to the one-time transition of providers in 2024, as compared to 2023.

ESA Parties and network affiliate fees. ESA Parties and network affiliate fees decreased $3.4 million, or 2.9%, from $115.3 million in 2023 to $111.9 million in 2024. The decrease was primarily due to the 11.0% decrease in network attendance, as well as the rejection of certain affiliate agreements through the bankruptcy proceedings in 2023. These decreases were partially offset by the increase in fees owed under the Regal Advertising Agreement, which commenced on July 14, 2023, as well as due to contractual rate increases within the ESAs in 2024, as compared to 2023.

Selling and marketing costs. Selling and marketing costs decreased $2.5 million, or 5.7%, from $44.1 million in 2023 to $41.6 million in 2024. The decrease was due to a $2.9 million decrease in personnel related costs primarily related to performance-based compensation due in part to the decrease in revenue, as well as changes in the Company's incentive compensation plan following the workforce reorganization in 2024. There was also a $2.6 million decrease in costs associated with our digital offerings due to a decrease in digital revenue, as well as a $0.4 million decrease in lease related expenses in 2024, as compared to 2023, due to the renegotiations of certain leases as part of the Chapter 11 Case. These decreases were partially offset by a $1.6 million increase in selling related expenses, a $1.1 million increase in severance expense due to the workforce reorganization in 2024, a $0.5 million increase in bad debt expense due to low receivable write-off activity in 2023 and a $0.2 million increase in expenses related to our new programmatic offering in 2024, as compared to 2023.

Administrative and other costs. Administrative and other costs decreased $47.1 million, or 62.1%, from $75.9 million in 2023 to $28.8 million in 2024. This decrease was primarily related to a $44.9 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $2.9 million decrease in personnel related costs due to the workforce reorganization in the first quarter of 2024 and a $0.7 million decrease in lease related expenses due to the renegotiations of certain leases as part of the Chapter 11 Case. This was offset partially by a $0.6 million decrease in capitalized labor costs driven by the nature of the work being performed by our information technology department in 2024, compared to 2023, $0.5 million increase in cloud computing expenses and a $0.4 million increase in costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings beginning in 2024, as compared to 2023.

Administrative fee—managing member. Administrative fee—managing member increased $0.2 million, or 0.9%, from $21.7 million in 2023 to $21.9 million in 2024. This increase was primarily related to a $6.2 million increase in share-based compensation following the grant of a management equity incentive plan in the first quarter of 2024 compared to limited grant activity in 2023. This increase was offset by a $2.7 million decrease in legal and professional fees related to the Chapter 11 Case and Cineworld Proceeding, a $2.5 million decrease in personnel related costs due to a retention program implemented to ensure continuity of the management team during the Chapter 11 Case in place the majority of 2023, as compared to 2024, as well as a $0.5 million decrease in personnel related costs primarily due to retainers paid to the members of the special and restructuring committees of the Company’s Board of Directors during the Chapter 11 Case and a $0.3 million decrease in other corporate expenses in 2024, as compared to 2023.

Loss on termination of Regal ESA. Loss on termination of Regal ESA costs decreased $125.7 million, or 100.0%, from $125.7 million in 2023 to $0.0 million in 2024. This was primarily due to the absence in 2024 of the $141.5 million loss on disposal of the intangible asset related to the Regal ESA, partially offset by a decrease in the $13.0 million gain on Regal's surrender of ownership in the Company and $2.9 million in payables forgiven in conjunction with emergence from bankruptcy in the third quarter of 2023.

Impairment of long-lived assets. Impairment of long-lived assets decreased $8.9 million, or 100.0%, from $8.9 million in 2023 to $0.0 million in 2024. This was due to the $8.9 million write-off of certain long-lived intangible assets in 2023.

Depreciation expense. Depreciation expense remained at $4.6 million in 2023 and 2024.

Amortization expense. Amortization expense increased $8.0 million, or 26.8%, from $29.8 million in 2023, to $37.8 million in 2024. The increase was primarily due to the fair value adjustments to NCM LLC’s intangible assets upon reconsolidation with NCM, Inc. on August 7, 2023.

Non-GAAP Financial Measures for NCM LLC

Adjusted OIBDA and Adjusted OIBDA margin are not financial measures calculated in accordance with GAAP in the United States.

Adjusted OIBDA represents operating income before depreciation and amortization expense adjusted to also exclude non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Our management uses this non-GAAP financial measure to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes this is an important supplemental measure of operating performance because it eliminates items that have less bearing on its operating performance and highlights trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of this measure is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transition costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates.

Adjusted OIBDA margin is calculated by dividing Adjusted OIBDA by total revenue. Our management uses this non-GAAP financial measure to evaluate operating performance, to forecast future results and as a basis for compensation. The Company believes this is an important supplemental measure of operating performance because it eliminates items that have less bearing on its operating performance and highlight trends in its core business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes the presentation of this measure is relevant and useful for investors because it enables them to view performance in a manner similar to the method used by the Company’s management, helps improve their ability to understand the Company’s operating performance and makes it easier to compare the Company’s results with other companies that may have different depreciation and amortization policies, non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs, advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case, interest rates, debt levels or income tax rates.

A limitation of both of these measures, however, is that they exclude depreciation and amortization, which represent a proxy for the periodic costs of certain capitalized tangible and intangible assets used in generating revenues in NCM LLC’s business. In addition, Adjusted OIBDA and Adjusted OIBDA margin have the limitation of not reflecting the effect of the Company’s depreciation and amortization expense, non-cash share-based payment costs, impairment of long-lived assets, workforce reorganization costs, termination of the Regal ESA, system optimization costs, satellite transitions costs and advisor fees related to involvement in the Cineworld Proceeding and Chapter 11 Case. Adjusted OIBDA should not be regarded as an alternative to operating income, net income or as indicators of operating performance, nor should it be considered in isolation of, or as substitutes for financial measures prepared in accordance with GAAP. The Company believes that operating income is the most directly comparable GAAP financial measure to Adjusted OIBDA, and operating margin is the most directly comparable GAAP financial measure to Adjusted OIBDA margin. Because not all companies use identical calculations, these non-GAAP presentations may not be comparable to other similarly titled measures of other companies, or calculations in NCM LLC’s Revolving Credit Facility 2023.

The following table reconciles operating income to Adjusted OIBDA for NCM LLC for the periods presented (dollars in millions):

	Years Ended
	December 26, 2024	December 28, 2023
Operating loss	$(19.5)	$(180.9)
Depreciation expense	4.6	4.6
Amortization expense	37.8	29.8
Share-based compensation costs (1)	12.2	5.5
Impairment of long-lived assets (2)	—	8.9
Workforce reorganization costs (3)	2.9	—
Loss on termination of Regal ESA, net (4)	—	125.6
Satellite transition costs (5)	0.8	—
System optimization costs (6)	0.4	—
Advisor fees related to the Chapter 11 Case (7)	6.5	59.2
Adjusted OIBDA	$45.7	$52.7
Total revenue	$240.8	$259.8
Adjusted OIBDA margin	19.0%	20.3%

(1)
Share-based compensation costs are included in network operations, selling and marketing and administrative expense in the accompanying Consolidated Financial Statements.
(2)
The impairment of long-lived assets primarily relates to the write down of certain intangible assets related to a purchased affiliate and internally developed software and leasehold improvements no longer in use.
(3)
Workforce reorganization costs represent redundancy costs associated with changes to the Company’s workforce primarily implemented during 2024, as well as related office relocations and redundancy costs associated with changes to the Company's sales force implemented during the first quarter of 2022.
(4)
The net impact of Regal’s termination of the ESA resulting from the disposal of the intangible asset partially offset by the surrender of Regal’s ownership in the Company and the forgiveness of prepetition claims.

(5)
One-time costs of transitioning satellite providers during 2024.
(6)
System optimization costs represent costs incurred related to a one-time assessment of the technology surrounding the Company's programmatic offerings beginning in 2024.
(7)
Advisor and legal fees and expenses incurred in connection with the Company’s involvement in the Cineworld Proceeding and Chapter 11 Case and related appeals, as well as insurance and retention related expenses and retainers related to the members of the special and restructuring committees of the Company’s Board of Directors.

Known Trends and Uncertainties

Beverage Revenue—Under the ESAs, up to 90 seconds of The Noovie® Show program can be sold to the ESA Parties to satisfy their on-screen advertising commitments under their beverage concessionaire agreements. In 2023, Cinemark and Regal, prior to the termination of Regal's ESA, purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. In 2024, Cinemark purchased 60 seconds of on-screen advertising time and AMC purchased 30 seconds to satisfy their obligations under their beverage concessionaire agreements. The ESA Parties’ current long-term contracts with their beverage suppliers require the 30 or 60 seconds of beverage advertising, although such commitments could change in the future. Per the ESA with AMC, the time sold to the beverage supplier is priced equal to the greater of (1) the advertising CPM charged by NCM LLC in the previous year for the time sold to the beverage supplier and (2) the advertising CPM for the previous year charged by NCM LLC to unaffiliated third parties during segment one (closest to showtime) of The Noovie Show in the ESA Parties’ theaters, limited to the highest advertising CPM being then-charged by NCM LLC. Beginning in 2020 and in accordance with the 2019 ESA Amendments, the price for the time sold to Cinemark and Regal’s beverage suppliers now increases at a fixed rate of 2.0% each year. As of July 14, 2023, the effective date of the Regal Advertising Agreement, the Company no longer receives ESA beverage revenue from Regal.

ESA Parties and network affiliate fees—In consideration for NCM LLC’s access to the ESA Parties’ and network affiliate theaters for on-screen and LEN advertising and lobby promotions, the ESA Parties and network affiliates receive access fees based either upon number of attendees, a revenue share or a combination, including a minimum revenue guarantee per attendee. Many of these agreements contain annual increases to the respective fee structures or guaranteed minimums, either per patron, per theater and/or per digital screen. The payments under the ESA Parties' agreements and network affiliate agreements are recorded within ‘ESA Parties and network affiliate fees’ in the audited Consolidated Statement of Operations.

Financial Condition and Liquidity

Liquidity and Capital Resources

Our cash balances can fluctuate due to the seasonality of our business and related timing of collections of accounts receivable balances and operating expenditure payments, as well as interest or principal payments on our Revolving Credit Facility 2023, income tax payments, TRA payments, available cash payments (as defined in the NCM LLC Operating Agreement) to Cinemark and AMC in the event the ESA Parties hold NCM LLC membership units and any amount of dividends to NCM, Inc.’s common stockholders. We have sufficient sources of liquidity to meet our material cash commitments for the next 12 months and the foreseeable future.

On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility, the 2025 Credit Facility, that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment. As of March 6, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default.

On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 is an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations. The maximum availability NCM LLC has access to under the revolver is $55.0 million. The proceeds of the Revolving Credit Facility 2023 may be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 will mature on August 7, 2026. The interest rate under the Revolving Credit Facility 2023 is a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments are utilized or (ii) 4.50% if 50% or more of revolving commitments are utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contains a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month is at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period begins upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ends only if (i) no event of default existed for the preceding 30 consecutive days and (ii) availability is greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represents the only amount currently outstanding under the Revolving Credit Facility 2023, as of December 26, 2024. This balance was subsequently repaid on January 24, 2025 upon the termination of the Revolving Credit Facility 2023, effective on January 24, 2025.

A summary of our financial liquidity is as follows (in millions):

	Years Ended		$ Change
	December 26, 2024	December 28, 2023	2023 to 2024
Cash, cash equivalents and marketable securities (1)	$75.2	$34.6	$40.6
NCM LLC’s Revolving Credit Facility 2023 availability (2)	44.4	44.4	—
Total liquidity	$119.6	$79.0	$40.6

(1)
Included in cash and cash equivalents as of December 26, 2024 and December 28, 2023 there was $63.5 million and $31.9 million, respectively, of cash held by NCM LLC which is not available to satisfy NCM, Inc.'s dividend payments and other NCM, Inc. obligations.
(2)
NCM LLC’s total capacity under the Revolving Credit Facility 2023, which is subject to fluctuations in the underlying assets, is $55.0 million as of December 26, 2024. As of December 26, 2024, the amount available under the NCM LLC Revolving Credit Facility 2023 in the table above is net of the amount outstanding under the Revolving Credit Facility 2023 of $10.0 million and the outstanding letters of credit of $0.6 million.

We have generated and used cash as follows (in millions):

	Years Ended
	2024	2023
Operating cash flow	$60.3	$(6.7)
Investing cash flow	$(5.7)	$32.6
Financing cash flow	$(14.1)	$(52.1)

Cash Flows – Fiscal Years 2024 and 2023

Operating Activities. The $67.0 million increase in cash provided by operating activities for 2024, as compared to 2023, was due to 1) a $59.1 million decrease in net loss adjusted for non-cash items, 2) an $18.6 million increase in deferred revenue, 3) a $6.7 million increase in amounts due from to ESA Parties, net, 4) a $6.1 million decrease in the change in prepaid expenses, 5) a $2.6 million decrease in payments of accounts payable and accrued expenses and 6) a $2.6 million increase in other operating assets and liabilities for 2024, as compared to 2023. These increases in cash provided by operating activities were partially offset by a $25.7 million decrease in the change in account receivable collections and a $3.8 million reduction in the receipts of ESA Party integration and encumbered theater payments in 2024, as compared to 2023.

Investing Activities. The $38.3 million increase in cash used in investing activities for 2024, as compared to 2023, was primarily due to the $49.5 million addition of cash and cash equivalents upon the reconsolidation of NCM LLC in 2023 with no similar activity in 2024. Additionally, there was a $2.5 million increase in purchases of property and equipment due in part to the commencement of new leases and a $1.0 million decrease in proceeds from sale and maturities of marketable securities, as well as a $1.0 million increase in the purchase of a cost method investment for 2024, as compared to 2023. These increases in cash used by investing activities were partially offset by a $15.5 million cash contribution made in conjunction with the reconsolidation of NCM LLC during 2023 and a $0.6 million increase in proceeds received from an equity method investment for 2024, as compared to 2023.

Financing Activities. The $38.0 million decrease in cash used in financing activities for 2024, as compared to 2023, was primarily due to the removal of $49.6 million of cash caused by the deconsolidation of NCM LLC in the second quarter of 2023. Additionally, there was a $1.2 million decrease in payments of debt issuance costs and a $0.8 million decrease in repayments of the term loan facility due to an amendment to the Credit Agreement 2018 and Revolving Credit Agreement 2022 in the year ended December 28, 2023, as compared to the year ended December 26, 2024. These decreases were partially offset by a $13.1 million increase in payments made to repurchase shares of NCM, Inc.'s common stock and $0.7 million increase in cash redemptions of NCM LLC common membership units during 2024, as compared to 2023.

Sources of Capital and Capital Requirements

NCM, Inc.’s primary source of liquidity and capital resources is the quarterly available cash distributions from NCM LLC as well as its existing cash and cash equivalents balances, which as of December 26, 2024 were $78.2 million (including $66.5 million of cash and restricted cash held by NCM LLC). NCM LLC’s primary sources of liquidity and capital resources are (i) its cash provided by operating activities, (ii) cash on hand and (iii) as of January 24, 2025, availability under the new 2025 Credit Facility. NCM LLC's previous Revolving Credit Facility 2023 was terminated and repaid on January 24, 2025. NCM LLC drew down $10.0 million of its Revolving Credit Facility 2023 immediately upon emergence from bankruptcy on August 7, 2023. The $66.5 million of cash at NCM LLC will be used to fund operations. Cash at NCM, Inc. is used to fund income taxes, payments associated with the TRA, stock repurchases and for future payment of dividends to NCM, Inc. stockholders if and when declared by the Board of Directors.

Cash flows generated by NCM LLC’s distributions to NCM, Inc. and NCM LLC’s other members were deferred during the Chapter 11 Case. NCM LLC is required, pursuant to the terms of the NCM LLC Operating Agreement, to distribute its available cash, as defined in the NCM LLC Operating Agreement, quarterly to its members (only NCM, Inc. and AMC as of December 26, 2024). The other members are only able to receive available cash when they hold units. The available cash distribution to the members of NCM LLC for the year ended December 26, 2024 was calculated as approximately $26.2 million, due almost entirely to NCM, Inc, as the primary holder of NCM LLC units as of December 26, 2024. The $26.2 million is comprised of negative available cash generated by NCM LLC to NCM, Inc. for the first quarter of 2024 of $10.2 million and positive available cash generated by NCM LLC to NCM, Inc. for the second, third and fourth quarter of 2024 totaling $36.4 million. The positive available cash generated by NCM LLC for the second quarter of 2024, of $1.3 million, was completely offset against the accumulated negative available cash amounts generated in prior years in accordance with the terms of the NCM LLC Operating Agreement. The cumulative negative available cash balance as of December 26, 2024 is $223.6 million (including $165.1 million for NCM, Inc., $56.3 million for Cinemark and $2.2 million for AMC). These amounts can only be offset against positive available cash within the second quarter of future years. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. As of December 26, 2024, NCM LLC owed NCM, Inc. $46.3 million in deferred available cash distributions.

NCM, Inc. expects to use its cash balances and cash received from future available cash distributions (as allowed for under the Revolving Credit Facility 2023) to fund payments associated with the TRA, stock repurchases, strategic initiatives and future dividends if and when declared by the Board of Directors. The Company does expect to make a TRA payment in 2025 for the 2024 tax year and did not make a TRA payment in 2024 for the 2023 tax year. Distributions from NCM LLC and NCM, Inc. cash balances should be sufficient to fund payments associated with the TRA, income taxes and any stock repurchases or declared dividends for the foreseeable future at the discretion of the Board of Directors. At the discretion of the Board of Directors, the Company will consider returning a portion of its free cash flow to stockholders. The declaration, payment, timing and amount of any future stock repurchases or dividends payable will be at the sole discretion of the Board of Directors who will take into account general economic and advertising market business conditions, the Company’s financial condition, available cash, current and anticipated cash needs and any other factors that the Board of Directors considers relevant.

Capital Expenditures

Capital expenditures of NCM LLC include digital applications being developed primarily by our programmers and outside consultants, capitalized software development or upgrades for our Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for our Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by our employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to our network. Capital expenditures in 2024 were $5.6 million (including $1.9 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $1.7 million associated with leasehold improvements; $1.0 million associated with digital product development; $0.4 million associated with network affiliate additions and $0.4 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements) compared to $5.3 million in 2023 (including $2.0 million associated with upgrades to our existing systems related to the continued upgrades of our cinema advertising management system; $1.5 million associated with digital product development; $1.3 million associated with certain implementation and prepaid costs associated with Cloud Computing arrangements and $0.3 million associated with network affiliate additions). The capital expenditures have typically been satisfied through cash flow from operations. All capital expenditures related to the DCN within the ESA Parties’ theaters have been made by the ESA Parties under the ESAs. We expect they will continue to be made by the ESA Parties in accordance with the ESAs.

We expect to make approximately $10.5 million to $11.5 million of capital expenditures in fiscal 2025. We expect approximately $6.0 million of capital expenditures related to upgrades to our Digital Content distribution and management software and our other internal management systems, including our cinema advertising management system, reporting systems, network equipment and software licensing, $2.0 million towards network affiliate additions and upgrades to currently contracted network affiliates, $1.5 million towards digital products and audience measurement tools and $1.0 million towards leasehold improvements. Our capital expenditures may increase as we add additional network affiliates. We expect that additional expenditures, if any, would be funded in part by additional cash flows associated with those new network affiliates.

Financings

On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility, the 2025 Credit Facility, that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment.

As of January 27, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. A commitment fee of 0.25% is payable quarterly in arrears based on the average daily amount of the undrawn portion of the commitments under the 2025 Credit Facility for the preceding quarter. The 2025 Credit Facility has a $5.0 million sublimit for the issuance of letters of credit. Fees are payable on outstanding letters of credit at a per annum rate equal to 2.00%, plus certain customary fees payable in connection with the issuance, amendment, renewal and extension of letters of credit and the processing of drawings thereunder.

Certain of NCM LLC’s future subsidiaries, the Guarantors, are required to guarantee the repayment of NCM LLC’s obligations under the 2025 Credit Facility. The obligations of NCM LLC and any such Guarantors with respect to the 2025 Credit Facility are and will be secured by a pledge of substantially all assets of NCM LLC and each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries. The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, including limitations on the NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility.

On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent and on January 24, 2025, it was terminated. The Revolving Credit Facility 2023 was an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations, and was secured by a lien on substantially all of assets of NCM LLC. The maximum availability NCM LLC had access to under the Revolving Credit Facility 2023 is $55.0 million. The proceeds of the Revolving Credit Facility 2023 could have been used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 would have matured on August 7, 2026. The interest rate under the Revolving credit facility 2023 was a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments were utilized or (ii) 4.50% if 50% or more of revolving commitments were utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contained a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month was at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period began upon (i) an event of default or (ii) if availability is less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ended only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability was greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represented the only amount currently outstanding under the Revolving Credit Facility 2023, as of December 26, 2024. The Revolving Credit Facility 2023 also contained customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of December 26, 2024, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of December 26, 2024 was 8.4%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.

The Revolving Credit Facility 2023 contained a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 26, 2024, including maintaining a fixed charge coverage ratio in excess of 1.1:1.00 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC was permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default had occurred and continued to occur. Dividend payments and other distributions could have been made if the fixed charge coverage ratio was in excess of 1.1:1.0 and availability, after the distribution, was in compliance with the availability thresholds.

There were no borrower distribution restrictions as long as NCM LLC’s fixed coverage ratio was 1.1:1.0, NCM LLC maintained availability under the availability thresholds and NCM LLC was in compliance with its debt covenants. If there were borrower distribution restrictions on the payments, NCM LLC could not declare or pay any dividends, or make any payments on account of NCM LLC or make any other distribution for obligations of NCM LLC. When these restrictions were effective, NCM LLC could still pay the services fee and reimbursable costs pursuant to terms of a management services agreement, between NCM, Inc. and NCM LLC, in exchange for NCM, Inc. providing specified management services to NCM LLC. NCM LLC could also make payments pursuant to the Common Unit Adjustment Agreement and Tax Receivable Agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.

As of December 26, 2024, the NCM LLC’s fixed charge coverage ratio was 1.7 to 1.0 (versus the required ratio of 1.1:1.0) and had availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million). As of December 26, 2024, NCM LLC was in compliance with the financial covenants of the Revolving Credit Facility 2023 described above.

As of December 26, 2024, the weighted average remaining maturity was 1.6 years. As of December 26, 2024, 100.0% of our borrowings bear interest at variable rates and as such, our net income and earnings per share could fluctuate with market interest rate fluctuations that could increase or decrease the interest paid on our borrowings.

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

Valuation of Intangible Assets

In accordance with ASC 360—Property, Plant and Equipment, we evaluate intangible assets and other long-lived assets for impairment whenever a triggering event occurs indicating that they may not be recoverable. Recoverability is assessed by comparing the carrying amount of an asset group to future undiscounted net cash flows expected to be generated. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized equal to the difference between the carrying amount and the fair value of the asset group. We group assets for purposes of such review at the lowest level for which identifiable cash flows of the asset group are largely independent of the cash flows of the other groups of assets and liabilities. In order to calculate the future undiscounted net cash flows, we utilize estimates and assumptions based on historical data and consideration of future market conditions while incorporating management’s expectations as of the balance sheet date. Unforeseen events, changes in circumstances and market conditions and material differences in estimates of future cash flows could adversely affect the fair value of our assets and could result in impairment charges.

Income Taxes

Nature of Estimates Required. We account for income taxes in accordance with ASC 740 – Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Accordingly, deferred tax assets and liabilities arise from the differences between the tax basis of an asset or liability and its reported amount in the audited Consolidated Financial Statements. Deferred tax amounts are determined using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted tax law. Valuation allowances are to be established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2020 and 2021. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets before they expire. Given the additional pre-tax book losses in 2024, the Company continues to have a valuation allowance in the amount of $169.1 million against the deferred tax asset as of December 26, 2024. The Company had a valuation allowance in the amount of $146.0 million against the deferred tax asset as of December 28, 2023. As we do expect to generate pre-tax book income following the complete recovery from the lingering impacts of the COVID-19 Pandemic and Chapter 11 Case, we have recorded an impact from the Net Business Interest Expense Limitation IRC § 163(j) on our payable to ESA Parties under the TRA.

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

For fiscal 2024, our provision for income taxes was $0.2 million. Changes in management’s estimates and assumptions regarding the enacted tax rate applied to deferred tax assets and liabilities, the ability to realize the value of deferred tax assets, or the timing of the reversal of tax basis differences and judgments used to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements could impact the provision for income taxes and change the effective tax rate.

Share-based Compensation

During 2024, a portion of the restricted stock units issued by the Company vest subject to market-based metrics. We measured the fair value of these awards on the date of grant using a Monte Carlo simulation model. This model considers various subjective assumptions as inputs, and represent our best estimates, which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life. The valuation model also incorporates exercise and forfeiture assumptions based on an analysis of historical data. Determining these assumptions is subjective and complex, and therefore, a change in the assumptions utilized could impact the calculation of the fair value of our market-based share awards and the associated compensation expense. Refer to Note 11—Share Based Compensation in the notes to our consolidated financial statements for further information regarding our share-based compensation awards.

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

As of December 26, 2024, the interest rate risk that we are exposed to was related to our $10.0 million draw upon the Company’s Revolving Credit Facility 2023. A 100 basis point fluctuation in market interest rates underlying the Revolving Credit Facility 2023 would have the effect of increasing or decreasing our interest expense by approximately $0.1 million for an annual period on the $10.0 million outstanding as of December 26, 2024.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders National CineMedia, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of National CineMedia, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 26, 2024, the related consolidated statements of operations, equity/(deficit), and cash flows for the year in the period ended December 26, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2024, and the results of its operations and its cash flows for the year ended December 26, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 26, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 6, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Tax Receivable Agreement

As described further in Notes 1, 7 and 9 to the consolidated financial statements, the Company and the ESA Parties entered into the Tax Receivable Agreement (“TRA”) at the time of the Company’s initial public offering (“IPO”). Under the terms of this agreement, the Company will make cash payments to the ESA Parties in amounts equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the intangible assets associated with the ESA agreements. For purposes of the TRA, cash savings in income tax will be computed by comparing the Company’s actual income and franchise tax liability to the amount of such taxes that the Company would have been required to pay had there been no increase in the Company’s proportionate share of tax basis in National CineMedia, LLC’s (“NCM LLC”) tangible and intangible assets. The TRA applies to the Company’s taxable years up to and including the 30th anniversary of the IPO. The requirements of the TRA, as amended, are highly technical and complex and involve management’s judgment, including judgments to determine hypothetical tax outcomes exclusive of the IPO date transaction and agreements and requires the Company to estimate amounts payable based on new information or conditions under the TRA. Changes in the Company’s forecasted tax rate and in the Company’s period of forecasting book income utilized for measuring the future amounts probable to be paid under the TRA led to a re-measurement of the payable, resulting in an increase during the fiscal year of $4.2 million. At December 26, 2024, the Company’s payable under the TRA was $64.0 million; of which $4.1 million is presented as a component of current liabilities and $59.9 million is presented as a component of non-current liabilities. We identified the estimation of the payable under the TRA as a critical audit matter.

The principal considerations for our determination that the computation of the payable under the TRA represents a critical audit matter are complexity of the calculations and the significant inputs and assumptions required by management when estimating the forecasted book income of the Company. Evaluating the reasonableness of these inputs and assumptions requires significant auditor judgment. The amount of the payable under the TRA, as well as the timing of such payments, is dependent upon a number of complex items including the amount and timing of taxable income the Company generates in future periods until the payable under the TRA is settled.

Our audit procedures related to the estimation of the payable under the TRA included the following, among others:

i.
We read and evaluated management’s memo identifying and evaluating changes to necessitate a refinement of the methodology used to calculate the payable under the TRA and compared the assumptions used in management’s analysis to other audit testing performed, including the consideration of the facts and circumstances determined to be the basis for the change from one to three years of projections.
ii.
We performed sensitivity analyses over certain assumptions in the forecasted book income utilized in the TRA calculation model.
iii.
We evaluated the reasonableness of significant assumptions used to develop the forecasted book income projections, including testing the underlying source of information and the mathematical accuracy of the calculations, used within management’s liquidity model to estimate book income, which included assumptions such as revenue growth rates and operating expenses, and comparing them to historical amounts, industry and economic trends, and by tracing them to underlying source information.
iv.
We evaluated management’s computation of adjustments to the year-end balance of the payable under the TRA amount by detail reviewing the model used to compute the liability for technical and mathematical accuracy and identified, tested, and substantiated the key inputs and assumptions used by management within the model including: exchange activity in the period, ownership percentages, state tax rates and apportionment, projections of income, and reversal patterns of existing book and tax differences.
v.
We analyzed the impact of any taxable income limitations on the payable under the TRA through our review of the Company’s detailed TRA calculation model.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Denver, Colorado

March 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of National CineMedia, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of National CineMedia, Inc. and subsidiaries (the "Company") as of December 28, 2023, the related consolidated statements of operations, equity/(deficit), and cash flows, for the period ended December 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2023, and the results of its operations and its cash flows for the period ended December 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Denver, Colorado

March 18, 2024 (March 6, 2025, as to the effects of the adoption of ASU 2023-07, Improvements to Reportable Segment Disclosures, described in Note 1 within the captions labeled Segment Reporting and Capital Expenditures)

We began serving as the Company's auditor in 2006. In 2024 we became the predecessor auditor.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 26, 2024	December 28, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$75.1	$34.6
Restricted cash	3.0	3.0
Short-term marketable securities	0.1	—
Receivables, net of allowance of $1.2 and $1.4, respectively	85.3	96.6
Amounts due from ESA Parties	10.6	5.4
Prepaid expenses and other current assets	3.8	4.2
Total current assets	177.9	143.8
NON-CURRENT ASSETS:
Property and equipment, net of accumulated depreciation of $4.8 and $1.6, respectively	16.4	15.8
Intangible assets, net of accumulated amortization of $52.8 and $15.0, respectively	350.8	394.3
Other investments	3.8	0.7
Debt issuance costs, net	1.6	2.2
Other assets	18.1	10.9
Total non-current assets	390.7	423.9
TOTAL ASSETS	$568.6	$567.7
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Amounts due to ESA Parties, net	$3.8	$6.6
Payable under the TRA	4.1	—
Accrued expenses	1.6	1.6
Accrued payroll and related expenses	15.6	17.7
Accounts payable	23.0	21.7
Deferred revenue	23.6	9.8
Other current liabilities	1.8	1.0
Total current liabilities	73.5	58.4
NON-CURRENT LIABILITIES:
Long-term debt	10.0	10.0
Payable under the TRA	59.9	59.8
Other liabilities	14.0	5.0
Total non-current liabilities	83.9	74.8
Total liabilities	157.4	133.2
COMMITMENTS AND CONTINGENCIES (NOTE 13)
EQUITY:
NCM, Inc. Stockholders’ Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, 50 issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 260,000,000 shares authorized, 95,755,491 and 96,837,039 issued and outstanding, respectively	2.5	2.6
Additional paid in capital	127.8	115.3
Retained earnings	280.9	316.6
Total NCM, Inc. stockholders’ equity	411.2	434.5
Noncontrolling interests	—	—
Total equity	411.2	434.5
TOTAL LIABILITIES AND EQUITY	$568.6	$567.7

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except share and per share data)

	Years Ended
	December 26, 2024	December 28, 2023
Revenue (including revenue from related parties of $0.0 and $14.2, respectively)	$240.8	$165.2
OPERATING EXPENSES:
Network operating costs	13.7	10.6
ESA Parties and network affiliate fees (including fees to related parties of $0.0 and $16.5, respectively)	111.9	69.5
Selling and marketing costs	41.6	29.6
Administrative and other costs	50.7	57.3
Depreciation expense	4.6	3.1
Amortization expense	37.8	22.4
Total	260.3	192.5
OPERATING LOSS	(19.5)	(27.3)
NON-OPERATING EXPENSE(INCOME):
Interest on borrowings	1.7	27.9
Interest income	(2.4)	(0.1)
Loss on re-measurement of the payable under the tax receivable agreement	4.6	9.3
Gain on deconsolidation of affiliate	—	(557.7)
Gain on re-measurement of investment in NCM LLC	—	(35.5)
Gain on reconsolidation of NCM LLC	—	(167.8)
Other non-operating income, net	(1.3)	(0.1)
Total	2.6	(724.0)
(LOSS) INCOME BEFORE INCOME TAXES	(22.1)	696.7
Income tax expense	0.2	—
CONSOLIDATED NET (LOSS) INCOME	(22.3)	696.7
Less: Net loss attributable to noncontrolling interests	—	(8.5)
NET (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	(22.3)	705.2
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO NCM, INC.	$(22.3)	$705.2

NET (LOSS) INCOME PER NCM, INC. COMMON SHARE:
Basic	$(0.23)	$14.73
Diluted	$(0.23)	$14.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	95,865,998	47,882,944
Diluted	95,865,998	48,574,583

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY/ (DEFICIT)

(In millions, except share and per share data)

		NCM, Inc.
		Common Stock		Preferred Stock		Additional Paid in Capital	Retained Earnings (Distributions in Excess	Noncontrolling
	Consolidated	Shares	Amount	Shares	Amount	(Deficit)	of Earnings)	Interest
Balance—December 29, 2022	$(464.0)	12,840,264	$1.3	—	$—	$(146.2)	$(370.4)	$51.3
Deconsolidation of affiliate	(33.4)	—	—	—	—	(15.3)	(18.1)	—
Income tax and other impacts of NCM LLC ownership changes	(9.5)	—	—	—	—	33.6	(0.1)	(43.0)
Issuance of shares	242.5	83,722,159	1.2	50	—	241.3	—	—
NCM LLC common membership unit redemption	(2.6)	—	—	—	—	(2.6)	—	—
Comprehensive income, net of tax	696.7	—	—	—	—	—	705.2	(8.5)
Share-based compensation issued, net of tax	0.1	274,616	0.1	—	—	—	—	—
Share-based compensation expense/capitalized	4.7	—	—	—	—	4.5	—	0.2
Balance—December 28, 2023	$434.5	96,837,039	$2.6	50	$—	$115.3	$316.6	$—
NCM LLC equity issued for purchase of an intangible asset	0.7	—	—	—	—	0.7	—	—
Cash redemption of NCM LLC common membership units	(0.7)	—	—	—	—	(0.7)	—	—
Purchases of NCM, Inc.'s common stock	(13.5)	(2,524,991)	(0.1)	—	—	—	(13.4)	—
Comprehensive loss, net of tax	(22.3)	—	—	—	—	—	(22.3)	—
Share-based compensation issued, net of tax	0.1	1,443,443	—	—	—	0.1	—	—
Share-based compensation expense/capitalized	12.4	—	—	—	—	12.4	—	—
Balance—December 26, 2024	$411.2	95,755,491	$2.5	50	$—	$127.8	$280.9	$—

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 26, 2024	December 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net (loss) income	$(22.3)	$696.7
Adjustments to reconcile consolidated net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	4.6	3.1
Amortization expense	37.8	22.4
Non-cash share-based compensation	12.2	4.5
Amortization of debt issuance costs	0.8	3.4
Non-cash loss on re-measurement of the payable under the TRA	4.6	9.3
Gain on deconsolidation of affiliate	—	(557.7)
Gain on re-measurement of NCM LLC	—	(35.5)
Gain on reconsolidation of NCM LLC	—	(167.8)
Other	(0.5)	(0.3)
ESA Party integration and encumbered theater payments	1.2	5.0
Other cash flows from operating activities, net	—	(0.8)
Changes in operating assets and liabilities:
Receivables, net	10.6	36.3
Accounts payable and accrued expenses	(0.1)	(2.7)
Amounts due to ESA Parties, net	2.5	(4.2)
Deferred revenue	13.2	(5.4)
Prepaid expenses	(4.9)	(11.0)
Other, net	0.6	(2.0)
Net cash provided by (used in) operating activities	60.3	(6.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5.8)	(3.3)
Purchase of cost method investment	(1.0)	—
Purchases of marketable securities	(0.1)	—
Cash contributed upon reconsolidation	—	(15.5)
Cash, cash equivalents and restricted cash reconsolidated	—	49.5
Proceeds from sale and maturities of marketable securities	—	1.0
Proceeds from sale of asset	—	0.3
Proceeds received from equity method investment	1.2	0.6
Net cash (used in) provided by investing activities	(5.7)	32.6
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of dividends	(0.3)	(0.5)
Purchases of NCM, Inc.'s common stock	(13.1)	—
Cash redemption of NCM LLC common membership units	(0.7)	—
Repayments of term loan facility	—	(0.8)
Removal of cash, cash equivalents and restricted cash of unconsolidated affiliate	—	(49.6)
Payment of debt issuance costs	—	(1.2)
Net cash used in financing activities	(14.1)	(52.1)
CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	40.5	(26.2)
Cash, cash equivalents and restricted cash at beginning of period	37.6	63.8
Cash, cash equivalents and restricted cash at end of period	$78.1	$37.6

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(In millions)

	Years Ended
	December 26, 2024	December 28, 2023
Supplemental disclosure of non-cash financing and investing activity:
Purchase of an intangible asset with NCM LLC equity	$0.7	$—
Issuance of shares upon the reconsolidation of NCM LLC	$—	$245.3
Fair value of NCM LLC net assets reconsolidated, net of cash	$—	$433.8
Purchase of subsidiary equity with NCM, Inc. equity	$—	$2.6
Accrued purchases of property and equipment	$0.1	$0.8
Right of use assets obtained in exchange for lease liabilities	$9.1	$—
Cost method investment obtained in exchange for future advertising inventory	$2.0	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$0.9	$12.5
Cash payments for income taxes	$0.1	$—

Refer to accompanying notes to Consolidated Financial Statements.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NCM, Inc. was incorporated in Delaware as a holding company formed with the purpose of becoming a member and sole manager of NCM LLC, a limited liability company primarily owned by NCM, Inc. The terms “NCM”, “the Company” or “we” shall, unless the context otherwise requires, be deemed to include the consolidated entity. NCM, Inc. has no business operations or material assets other than its cash and cash equivalents and ownership interest of approximately 100.0% of the common membership units in NCM LLC as of December 26, 2024.

The Company operates the largest cinema advertising network reaching movie audiences in the U.S., allowing NCM LLC to sell advertising under long-term ESAs with the ESA Parties and certain third-party network affiliates, under long-term network affiliate agreements. As of December 26, 2024, the weighted average remaining term of the ESAs is approximately 14.1 years. The network affiliate agreements expire at various dates between July 7, 2025 and July 13, 2033, with our largest affiliate agreement expiring on July 13 2033. The weighted average remaining term of the ESAs and the network affiliate agreements together is 11.3 years as of December 26, 2024.

In December 2022, AMC and Regal each redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock, reducing AMC’s and Regal’s ownership to 0.0% as of December 29, 2022. On February 23, 2023 and March 23, 2023, Cinemark redeemed all of their outstanding membership units in exchange for shares of NCM, Inc. common stock reducing Cinemark’s ownership interest in NCM LLC to 0.0% as of December 28, 2023. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 and 3,377 common membership units to Cinemark and AMC, respectively. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of December 26, 2024, AMC’s ownership interest remains de minimis.

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

In the opinion of management, all adjustments necessary to present fairly in all material respects the financial position, results of operations and cash flows for all periods presented have been made and all intercompany accounts have been eliminated in consolidation. The Company has reclassified certain historical amounts on the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows to conform to current period presentation. In the year ended December 26, 2024, the Company reclassified certain historical expenses on the audited Consolidated Statements of Operations from ‘Advertising operating costs’ and ‘Network costs’ to ‘Network operating costs’ and certain historical expenses from ‘Advertising operating costs’ and ‘ESA theater access fees and revenue shares’ to ‘ESA Parties and network affiliate fees’ to conform to current period presentation. As a result of the various related-party agreements discussed in Note 9—Related Party Transactions, the operating results as presented are not necessarily indicative of the results that might have occurred if all agreements were with non-related third parties.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon emergence from bankruptcy, NCM, Inc., regained control and retained 100.0% ownership of NCM LLC, after taking into account elections by the holders of Secured Debt Claims to receive NCM, Inc. common stock in lieu of NCM LLC common units and was therefore reconsolidated into the Company’s financial statements prospectively as of August 7, 2023 akin to an acquisition under ASC 805 – Business Combinations. The acquisition method requires the Company to make significant estimates and assumptions, especially at the acquisition date as the Company allocates the estimated fair values of acquired tangible and intangible assets and the liabilities assumed. The Company also uses our best estimates to determine the useful lives of the tangible and definite-lived intangible assets, which impact the periods over which depreciation and amortization of those assets are recognized. All balances within the Company’s financial statements reflect NCM LLC activity only for the periods while consolidated, including all of the year ended December 26, 2024 and for the year ended December 28, 2023, December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023.

Significant Accounting Policies

Accounting Period—The Company has a 52-week or 53-week fiscal year ending on the first Thursday after December 25. Fiscal year 2023 contained 52 weeks and 2024 contained 52 weeks. Throughout this document, the fiscal years are referred to as set forth below:

Fiscal Year Ended	Reference in this Document
December 26, 2024	2024
December 28, 2023	2023

Revenue Recognition—The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through NCM Boost and Boomerang, through NCM’s digital gaming products, which can be played on the mobile apps and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers. The Company considers the terms of each arrangement to determine the appropriate accounting treatment as more fully discussed in Note 2—Revenue from Contracts with Customers.

Operating Costs—The Company classifies its core operating expenses within the following categories on the audited Consolidated Statements of Operations:

Network operating costs—This balance relates to advertising fulfillment-related operating costs primarily consisting of personnel costs, satellite bandwidth, repairs and other costs of maintaining and operating the digital network as well as preparing advertising and other content for transmission across the digital network. To a lesser extent, this balance also includes production costs of non-digital advertising and revenue share and per patron based fees due to certain sales partners.

ESA Parties and network affiliate fees—This balance relates to fees the Company pays its ESA Parties and network affiliates in return for the rights to advertise in their theaters. For the ESA Parties, these fees are comprised of a payment per theater attendee, a payment for post-showtime advertising, a payment per digital screen and a payment per digital cinema projector equipped in the theaters, all of which escalate over time, and revenue share for the Platinum Spot, when sold. For network affiliates, this fee can be a revenue share and/or a per patron based fee.

Selling and marketing costs—This balance consists primarily of sales personnel costs including sales commissions and selling related expenses such as travel, barter and bad debt expense; marketing expenses including research subscriptions and studies and production costs for internal segments shown within The Noovie® Show; lease expense for the Company’s sales offices and costs associated with digital inventory, including revenue shares paid to DOOH and other partners.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Administrative and other costs—This balance consists of personnel costs for the Company’s executives as well as administrative functions including legal, information technology and accounting, lease expense for the Company’s headquarters, legal and professional fees, cloud computing costs for the Company’s cinema advertising management system and repairs and maintenance costs.

Cash and Cash Equivalents—All highly liquid debt instruments and investments purchased with an original maturity of three months or less are classified as cash equivalents and are considered available-for-sale securities. The Company held cash balances in a bank in excess of the federally insured limits or in the form of a money market demand account with a major financial institution as of December 26, 2024 and as of December 28, 2023. The Company has elected the fair value option for valuing its cash equivalents. The cash equivalents are valued at fair value at each balance sheet date and the change in value from the prior period is recognized within “Other non-operating income, net” on the audited Consolidated Statements of Operations.

Restricted Cash— The Company’s restricted cash balance was $3.0 million and $3.0 million for the years ended December 26, 2024 and December 28, 2023, respectively. The balance is related to unsettled, agreed upon payments to NCM LLC’s unsecured creditors within the escrow accounts and “Accounts payable” on the audited Consolidated Balance Sheets.

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

Concentration of Credit Risk and Significant Customers—The risk of credit loss related to the Company's trade receivables and unbilled receivables balances is accounted for through the allowance for credit losses, a contra asset account which reduces the net receivables balance. The allowance for credit losses balance is determined by pooling the Company's receivables with similar risk characteristics, specifically by type of customer (national or local/ regional) and then age of receivable and applying historical write-off percentages to these pools in order to determine the amount of expected credit losses as of the balance sheet date. National receivables are with large advertising agencies with strong reputations in the advertising industry and clients with stable financial positions and good credit ratings, represent larger receivables balances per customer and have significantly lower historical and expected credit loss patterns. Local and regional receivables are with smaller companies sometimes with less credit history and represent smaller receivable balances per customer and higher historical and expected credit loss patterns. The Company has smaller contracts with many local clients that are not individually significant. The Company also considers current economic conditions and trends to determine whether adjustments to historical loss rates are necessary. The Company also reserves for specific receivable balances that it expects to write off based on known concerns regarding the financial health of the customer. Receivables are written off when management determines amounts are uncollectible. The Company had one agency through which it sourced advertising revenue that accounted for 14.7% of the Company’s gross outstanding receivable balance as of December 26, 2024. The Company had no agencies through which it sourced advertising revenue that accounted for more than 10% of the Company’s gross outstanding receivable balance as of December 28, 2023. During the year ended December 26, 2024, the Company did not have a customer that accounted for 10% or more of the Company's revenue. During the year ended December 28, 2023, the Company had one customer that accounted for 11.2% of the Company's revenue.

Receivables consisted of the following (in millions):

	As of
	December 26, 2024	December 28, 2023
Trade accounts	$83.2	$98.0
Other	3.3	—
Less: Allowance for credit losses	(1.2)	(1.4)
Total	$85.3	$96.6

Property and Equipment—Property and equipment is stated at cost, net of accumulated depreciation or amortization. Generally, the equipment associated with the digital network of the ESA Party theaters is owned by the ESA Parties, while the equipment associated with network affiliate theaters is owned by the Company. Major renewals and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred. The Company records depreciation using the straight-line method over the following estimated useful lives:

Equipment	3-10 years
Computer hardware and software	2-10 years
Leasehold improvements	Lesser of lease term or asset life

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software and website development costs developed or obtained for internal use are accounted for in accordance with ASC 350—Internal Use Software and ASC 350– Website Development Costs. The subtopics require the capitalization of certain costs incurred in developing or obtaining software for internal use. Software costs related primarily to the Company’s cinema advertising management system, digital products, digital network distribution system (DCS), enterprise resource planning system and website development costs, which are included in equipment, and are depreciated over three to ten years. As of December 26, 2024 and December 28, 2023, the Company had a net book value of $9.1 million and $11.1 million, respectively, of capitalized software and website development costs. Depreciation expense related to software and website development was approximately $2.4 million and $1.8 million for the years ended December 26, 2024 and December 28, 2023, respectively. The subtopics also require the capitalization of certain implementation costs related to qualifying Cloud Computing Arrangements (“CCAs”) upon adoption of ASU 2018-15— Intangibles - Goodwill and Other - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract as of September 28, 2018. As of December 26, 2024 and December 28, 2023 the Company had a net book value of $4.3 million and $4.5 million of capitalized implementation costs for CCAs, respectively, recorded within “Other assets” in the Consolidated Balance Sheets. These costs primarily relate to the Company's hosted cinema advertising management system which was implemented in January 2021. Depreciation expense related to capitalized implementation costs for CCAs was approximately $0.6 million and $0.5 million for the years ended December 26, 2024 and December 28, 2023, respectively. These costs are amortized to “Administrative and other costs” within the audited Consolidated Statements of Operations over the life of the hosting arrangement beginning at implementation. For the years ended December 26, 2024 and December 28, 2023, the Company recorded $3.3 million and $3.0 million in research and development expense, respectively.

The Company assesses impairment of property and equipment pursuant with ASC 360 – Property, Plant and Equipment. This includes determining if certain triggering events have occurred that could affect the value of an asset. The Company did not record any losses related to property and equipment during the years ended December 26, 2024 and December 28, 2023, respectively.

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

The Company records a valuation allowance if it is deemed more likely than not that all or a portion of its deferred income tax assets will not be realized, which will be assessed on an on-going basis. Only the portion of deferred income tax assets deemed more likely than not to be realized are considered within the calculation of the payable to the ESA Parties under the TRA which is equal to 90% of the Company’s actual tax benefit realized from the tax amortization of the basis difference for qualifying deferred income tax assets. Refer to Note 7—Income Taxes to the audited Consolidated Financial Statements for discussion of changes within the Company's valuation allowance on its deferred tax assets during the years ended December 26, 2024 and December 28, 2023.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Debt Issuance Costs—In relation to the issuance of outstanding debt discussed in Note 10—Borrowings, there is a balance of $1.6 million and $2.2 million in deferred financing costs as of December 26, 2024 and December 28, 2023, respectively. The debt issuance costs are being amortized on a straight-line basis over the terms of the underlying obligations and are included in interest on borrowings, which approximates the effective interest method. Debt issuance costs are written-off in the event that the underlying debt is extinguished through partial or full repayment of the obligation.

The changes in debt issuance costs are as follows (in millions):

	Years Ended
	December 26, 2024	December 28, 2023
Beginning balance	$2.2	$11.2
Debt issuance costs	0.2	0.9
Deconsolidation of NCM LLC	—	(8.9)
Reconsolidation for NCM LLC	—	2.4
Amortization of debt issuance costs	(0.8)	(3.4)
Ending balance	$1.6	$2.2

Share-Based Compensation—During 2024, the Company issued restricted stock units to certain employees and its independent directors. These restricted stock unit grants for Company management vest upon the achievement of Company performance measures, market conditions and/or service conditions, while non-management grants vest only upon the achievement of service conditions. During 2023, the Company issued stock options and restricted stock units which vest upon the achievement of Company three-year cumulative performance measures and service conditions or only service conditions. The Company recognizes share-based compensation net of an estimated forfeiture rate. Compensation expense of restricted stock units that vest upon the achievement of Company performance measures is based on management’s financial projections and the probability of achieving the projections, which requires considerable judgment. A cumulative adjustment is recorded to share-based compensation expense in periods that management changes its estimate of the number of shares expected to vest. Ultimately, the Company adjusts the expense recognized to reflect the actual vested shares following the resolution of the performance conditions. Compensation expense of restricted stock units that vest upon achievement of certain market conditions is based on an estimate of the fair value of the granted restricted stock units on the grant date utilizing the Monte Carlo model, which requires considerable judgment. The fair value of the granted restricted stock units is expensed over an estimated derived service period, which also requires considerable judgment. In accordance with ASC 718—Stock Compensation, the Company does not adjust the expense recognized to reflect the actual vested shares following the resolution of the market condition. Dividends are accrued when declared on unvested restricted stock units that are expected to vest and are only paid with respect to shares that actually vest.

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

Share Repurchase Program—On March 18, 2024, the Board of Directors of the Company approved a stock repurchase program under which the Company is authorized to use assets of the Company to repurchase up to $100.0 million of shares of the Company’s Common Stock, exclusive of any fees, commissions or other expenses related to such repurchases, from time to time over a period of three years. Shares may be repurchased under the program through open market purchases, block trades, or accelerated or other structured share repurchase programs. During the year ended December 26, 2024, 2,524,991 shares were repurchased on the open market. In accordance with ASC 505 —Equity, the Company elected to retire the shares. Upon the retirement of these shares, the excess over par value paid, inclusive of direct costs, of $13.4 million was recorded as a reduction to retained earnings for the year ended December 26, 2024.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Reporting—Advertising is the principal business activity of the Company and is the Company’s only operating and reportable segment under the requirements of ASC 280—Segment Reporting. The Company’s chief executive officer is the chief operating decision maker who reviews financial information on a consolidated basis for purposes of allocating resources and evaluating financial performance. The accounting policies of the one operating and reportable segment are the same as those described in the summary of significant accounting policies. All segment revenues related to services performed within the United States. The Company’s segment assets are generated and domiciled within the United States.

The chief operating decision maker assesses performance for the one operating and reportable segment and decides how to allocate resources using consolidated net (loss) income, as presented on the Consolidated Statement of Operations as ‘Consolidated net (loss) income’, among other measures. Consolidated net (loss) income is presented herein as the primary measure as it most closely aligns with US GAAP. The chief operating decision maker uses consolidated net (loss) income to decide whether to utilize profits to invest in the Company or to recommend actions to the Board of Directors such as stock repurchases or future dividends. Consolidated net (loss) income is also utilized to monitor actual results as compared to budgeted expectations to assess the performance of the one operating and reportable segment and in establishing management’s compensation. The Company’s significant segment expenses are consistent with the operating expense financial statement line items as presented within the Consolidated Statement of Operations. The Company’s other segment items are consistent with the non-operating income and expense financial statement line items as presented within the Consolidated Statement of Operations.

The measure of segment assets used to allocate resources is total assets as reported on the Consolidated Balance Sheets, inclusive of cash and cash equivalents as well as accounts receivable as reported on the Consolidated Balance Sheets as ‘Cash and cash equivalents’ and ‘Receivables, net of allowance’, respectively.

Capital Expenditures—Capital expenditures include digital applications being developed primarily by the Company’s programmers and outside consultants, capitalized software development or upgrades for the Company’s Digital Content Software, audience targeting and data management systems, cinema advertising management system, equipment required for the Company’s Customer Experience Center and content production and post-production facilities, office leasehold improvements, desktop equipment for use by employees, and in certain cases, the costs necessary to install equipment at or digitize all or a portion of a network affiliate’s theaters when they are added to the Company’s network. Capital expenditures for the year ended December 26, 2024 were $5.8 million compared to $3.3 million for the year ended December 28, 2023.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in NCM, Inc.’s equity resulting from net income attributable to NCM, Inc. and transfers to or from noncontrolling interests (in millions):

	Years Ended
	December 26, 2024	December 28, 2023
Net (loss) income attributable to NCM, Inc.	$(22.3)	$705.2
NCM LLC equity issued for purchase of intangible asset	0.7	—
Income tax and other impacts of NCM LLC ownership changes	—	33.6
Cash redemption of NCM LLC common membership units	(0.7)	—
NCM, Inc. investment in NCM LLC	—	(2.6)
Issuance of shares	—	241.3
Change from net (loss) income attributable to NCM, Inc. and transfers from noncontrolling interests	$(22.3)	$977.5

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which establishes segment disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must disclose incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This guidance is effective for issuances over periods beginning on and after December 15, 2023. The Company adopted this standard effective December 26, 2024 and included the necessary incremental disclosures within Note 1—The Company surrounding the Company's chief operating decision maker and significant segment measures utilized in their decision making. These additional disclosures did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2024, the FASB issued Accounting Standards Update No. 2023-09, Income Tax Disclosures (“ASU 2023-09”), which establishes new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under the new guidance, entities must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. This guidance is effective for issuances on annual periods beginning on and after December 15, 2024. The Company adopted this standard prospectively effective December 26, 2024 and included incremental disclosures within Note 7— Income Taxes. These additional disclosures did not have a material impact on the Company’s Consolidated Financial Statements.

The Company did not adopt any other accounting pronouncements during the year ended December 26, 2024.

Recently Issued Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its Consolidated Financial Statements or notes thereto.

2.
REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

The Company derives revenue principally from the sale of advertising to national, regional and local businesses in Noovie®, our cinema advertising and entertainment show seen on movie screens across the U.S., as well as on our LEN, a series of strategically-placed screens located in movie theater lobbies, as well as other forms of advertising, promotions and experiences in theater lobbies. In addition, the Company sells data and digital advertising, including through NCM Boost and NCM's digital gaming products which can be played on the mobile app and through partnerships with certain internet platforms. Further the Company sells advertising in a variety of complementary out of home venues. The Company also has a long-term agreement to exhibit the advertising of the ESA Parties’ beverage suppliers.

National and regional advertising, including advertising under the beverage concessionaire and courtesy PSA agreements, are sold on a CPM basis. The Company predominantly recognizes national and regional advertising over time as impressions (or theater attendees) are delivered. National advertising is also sold to content partners. The content partners provide the Company with original entertainment content segments, typically 90 seconds in length, that are entertaining, informative or educational in nature in The Noovie® Show and they make commitments to buy a portion of the Company’s advertising inventory at a specified CPM. The Company recognizes revenue for the content segments ratably over time as the content segments air. Local advertising is sold on a per-screen, per-week basis and to a lesser extent on a CPM basis. The Company recognizes local on-screen advertising revenue over the period in which the advertising airs as dictated by the underlying sales contracts. When sold separately, LEN advertising and lobby promotions are sold based on length and breadth of the promotion. The Company recognizes revenue derived from lobby network and promotions over time when the

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

advertising is displayed in theater lobbies. The Company sells data and digital advertising on a CPM basis as well. The Company recognizes revenue from branded entertainment websites and mobile applications over time as the data or digital impressions are served. This revenue for these products is presented within National and Local and regional advertising below.

Customer contracts may also include multiple advertising services to reach the moviegoer at multiple points during a theater experience. The Company considers each of these advertising services to represent distinct performance obligations of the contract and allocates a portion of the transaction price to each service based upon the standalone selling price of the service. When standalone selling prices are not readily observable, the Company allocates the transaction price based upon all information that is reasonably available and maximizes the use of observable inputs. Methods utilized include the adjusted market and expected cost-plus margin approaches.

The Company enters into barter transactions that exchange advertising program time for products and services used principally for selling and marketing activities, as well as for equity interests. The Company records barter transactions at the estimated fair value of the products and services received if that can be reasonably estimated. If the fair value of the products and services received cannot be reasonably estimated, the Company utilizes the stand-alone selling price of the advertising services in the underlying contract. Revenue for advertising barter transactions is recognized when advertising is provided, and products and services received are charged to expense when used or investments as received, as applicable. Revenue from barter transactions for the years ended December 26, 2024 and December 28, 2023 was $0.5 million and $0.1 million, respectively. Expense recorded from barter transactions for the years ended December 26, 2024 and December 28, 2023 was $0.3 million and $0.1 million, respectively. This expense is included within “Selling and marketing costs” on the audited Consolidated Statements of Operations.

The Company recognizes revenue as the performance obligation for the advertising services is satisfied. Invoices are generated following the processing of each revenue contract and payment is due from the customer within 30 days of the invoice date. Customers select to pay the invoice in full at the start of a contract or through mutually agreed upon installments over the course of the contract. The Company records deferred revenue when cash payments are received, or invoices are issued, in advance of revenue being earned. Deferred revenue is classified as a current liability as it is expected to be earned within the next twelve months.

Disaggregation of Revenue

The Company disaggregates revenue based upon the type of customer: national; local and regional; beverage concessionaire; and management fee reimbursement revenue related to NCM LLC. This method of disaggregation is in alignment with how revenue is reviewed by management and discussed with and historically disclosed to investors.

The following table summarizes revenue from contracts with customers for the years ended December 26, 2024 and December 28, 2023 (in millions):

	Years ended
	December 26, 2024	December 28, 2023
National advertising revenue	$188.0	$114.8
Local and regional advertising revenue	39.1	30.4
ESA advertising revenue from beverage concessionaire agreements	13.7	9.9
Management fee reimbursement	—	10.1
Total revenue	$240.8	$165.2

Deferred Revenue and Unbilled Accounts Receivable

Revenue recognized in the year ended December 26, 2024 that was included within the Deferred Revenue balance as of December 28, 2023 was $9.8 million. Revenue recognized in the year ended December 28, 2023 that was included within the Deferred Revenue balance as of December 29, 2022 was $8.6 million. Unbilled accounts receivable is classified as a current asset as it is expected to be billed within the next twelve months. As of December 26, 2024 and December 28, 2023, the Company had $2.5 million and $0.8 million, respectively, in unbilled accounts receivable, included within the accounts receivable balance.

Practical Expedients and Exemptions

The Company does not have any significant contracts with terms in excess of one year that are noncancellable as of December 26, 2024. Agreements with a duration less than one year are not disclosed as the Company elected to use the practical expedient in ASC 606-10-50-14 for those contracts. In addition, the Company’s contracts longer than one year that are cancellable are not included within this disclosure.

The Company expenses sales commissions when incurred as the amortization period would have been one year or less. These costs are recorded within “Selling and marketing costs” in the audited Consolidated Statements of Operations. In

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

addition, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company also does not adjust the transaction price for the effects of a significant financing component, as the Company expects, at contract inception, that the period between when the Company performs services and when the customer pays for the Company's service will be one year or less.

Allowance for Credit Losses

The allowance for credit losses balance is determined separately for each pool of the Company's receivables with similar risk characteristics. The Company has determined that two pools, national customers and local/ regional customers, is appropriate. The changes within the allowance for credit losses balances for the years ended December 26, 2024 and December 28, 2023 were as follows (in millions):

	Years Ended
	December 26, 2024		December 28, 2023
	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables	Allowance for National Customer Receivables	Allowance for Local/ Regional Customer Receivables
Balance at beginning of period	$0.1	$1.3	$0.3	$1.4
Provision for credit losses	0.5	0.1	(0.2)	0.2
Write-offs, net of recoveries	(0.4)	(0.4)	—	(0.3)
Balance at end of period	$0.2	$1.0	$0.1	$1.3

3.
(LOSS) INCOME PER SHARE

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

	Years Ended
	December 26, 2024	December 28, 2023
Net (loss) income attributable to NCM, Inc. (in millions)	$(22.3)	$705.2
Weighted average shares outstanding:
Basic	95,865,998	47,882,944
Add: Dilutive effect of stock options, restricted stock, and exchangeable NCM LLC common membership units	—	691,639
Diluted	95,865,998	48,574,583
(Loss) income per NCM, Inc. share:
Basic	$(0.23)	$14.73
Diluted	$(0.23)	$14.34

The effect of the 5,715 weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the year ended December 26, 2024 was excluded from the calculation of diluted weighted average shares and earnings per NCM, Inc. share as it was antidilutive. The weighted average exchangeable NCM LLC common membership units held by the ESA Parties for the year ended December 28, 2023 was 685,404 and are included in diluted weighted average shares. In addition, there were 5,671,341 and 979,176, stock options and non-vested (restricted) shares for the years ended December 26, 2024 and December 28, 2023, respectively, excluded from the calculation as they were antidilutive. The Company’s non-vested (restricted) shares do not meet the definition of a participating security as the dividends will not be paid if the shares do not vest.

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

4.
PROPERTY AND EQUIPMENT

The following is a summary of property and equipment, at cost less accumulated depreciation (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of
	December 26, 2024	December 28, 2023
Equipment, computer hardware and software	$17.0	$15.4
Leasehold improvements	1.4	0.7
Less: Accumulated depreciation	(4.8)	(1.6)
Subtotal	13.6	14.5
Construction in progress	2.8	1.3
Total property and equipment	$16.4	$15.8

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(1)
Includes a valuation adjustment recorded during the three months ended December 28, 2023 that decreased accounts receivable, net by $0.2 million. There have been no adjustments to the purchase price and fair value estimates presented in the year ended December 26, 2024, and these amounts are final.

The identifiable intangible assets of $415.0 million are subject to amortization. The following table summarizes the major classes of intangible assets acquired and their respective weighted-average estimated useful lives (in millions).

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

Upon NCM LLC’s emergence from the Chapter 11 Case, NCM, Inc. remeasured the value of the investment in NCM LLC to the estimated fair value calculated as NCM, Inc.’s percentage ownership of NCM LLC, due to NCM, Inc.’s ownership of the secured debt of NCM LLC and the NCMI Capital Contribution, multiplied by the fair value of NCM LLC as of the Effective Date of $483.4 million. The value of the cost investment of NCM LLC immediately prior to the Effective Date was $11.9 million based upon NCM, Inc.’s ownership of the secured debt of NCM LLC and an estimation of the enterprise value of NCM LLC developed utilizing discounted cash flows and comparable company analysis as of the Petition Date. The increase in the fair value resulted in a gain on remeasurement of the investment in NCM LLC of $35.5 million during the year ended December 28, 2023.

Upon reconsolidation, NCM, Inc. recorded the fair values of the assets acquired and liabilities assumed as of the reconsolidation date and the investment in NCM LLC was further adjusted to the full purchase price value of $483.4 million. The difference between the purchase price of NCM LLC and the fair value of NCM, Inc.’s investment in NCM LLC as calculated above, the $15.5 million of cash contributed by NCM, Inc. (consisting of $0.5 million related to the General Unsecured Claim Pool and $15.0 million under the NCMI Capital Contribution) and the shares issued to NCM LLC’s secured lenders of $245.3 million resulted in a gain of $167.8 million upon the reconsolidation of NCM LLC during the year

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 28, 2023. The Company recognized a gain due to the variance between the fair value of NCM LLC’s assets and liabilities and NCM, Inc.’s depressed stock price on the Effective Date and the NCM, Inc. shares retained by the existing shareholders as part of the NCMI 9019 Settlement. Prior to the Effective Date, NCM, Inc.’s stock price was negatively impacted beginning with the COVID-19 pandemic followed by Cineworld’s bankruptcy proceeding and NCM LLC’s Chapter 11 Case, as well as by other socioeconomic factors.

The Company’s Consolidated Statements of Operations include total net revenues and net loss attributable to NCM LLC of $155.1 million and $42.0 million, respectively, for the total of the consolidated periods of December 30, 2022 through April 11, 2023 and August 7, 2023 through December 28, 2023.

Pro Forma Financial Information (Unaudited)

The following table presents unaudited pro forma financial information as if the NCM LLC reconsolidation had occurred on December 31, 2021. The unaudited pro forma results reflect adjustments for depreciation of acquired property and equipment, amortization of acquired intangible assets and amortization of acquired debt issuance costs. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of future operations or results had the NCM LLC reconsolidation been completed as of December 31, 2021 (in millions).

	Years ended
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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a summary of the Company’s intangible asset’s activity (in millions) during December 26, 2024 and December 28, 2023:

	As of December 28, 2023	Additions (1)	Disposals	Amortization	Integration and other encumbered theater payments (2)	As of December 26, 2024
Gross carrying amount	$409.3	$0.7	$—	$—	$(6.4)	$403.6
Accumulated amortization	(15.0)	—	—	(37.8)	—	(52.8)
Total intangible assets, net	$394.3	$0.7	$—	$(37.8)	$(6.4)	$350.8

	As of December 29, 2022	Additions (3)	Disposals (4)	Amortization	Integration and other encumbered theater payments (2)	As of December 28, 2023
Gross carrying amount	$856.9	$415.8	$(857.4)	$—	$(6.0)	$409.3
Accumulated amortization	(270.2)	—	277.6	(22.4)	—	(15.0)
Total intangible assets, net	$586.7	$415.8	$(579.8)	$(22.4)	$(6.0)	$394.3

(1)
During the quarter ended June 27, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 135,473 common membership units to AMC and Cinemark, with a net impact of $0.7 million to the intangible asset.
(2)
Carmike theaters had pre-existing advertising agreements for some of the theaters it owned prior to their acquisitions by AMC. As a result, AMC will make integration and other encumbered theater payments over the remaining term of those agreements. For the year ended December 26, 2024 and December 28, 2023, NCM LLC recorded a reduction to net intangible assets of $6.4 million and $6.0 million, respectively, related to integration and other encumbered theater payments due from AMC. During the year ended December 26, 2024 and December 28, 2023, AMC and Cinemark paid a total of $1.2 million and $4.2 million, respectively, related to integration and other encumbered theater payments.
(3)
On August 7, 2023, NCM, Inc. reconsolidated NCM LLC’s intangible assets of $415.0 million. Refer to Note 5—Reconsolidation of NCM LLC for further information. Additionally, there were $0.8 million in upfront payments made to network affiliates prior to the deconsolidation of NCM LLC on April 11, 2023.
(4)
On April 11, 2023, the intangible asset balance of NCM LLC was deconsolidated from NCM, Inc. Refer to Note 5—Reconsolidation of NCM LLC for further information.

As of December 26, 2024 and December 28, 2023, the Company’s intangible assets related to the ESA Parties, net of accumulated amortization, was $212.3 million and $236.7 million, respectively, with weighted average remaining lives of 11.6 years and 12.6 years, respectively.

As of December 26, 2024 and December 28, 2023, the Company’s intangible assets related to the network affiliates, net of accumulated amortization, was $68.5 million and $73.2 million, respectively, with weighted average remaining lives of 14.6 years and 15.6 years, respectively.

As of December 26, 2024 and December 28, 2023, the Company’s intangible assets related to the customer relationships, was $57.6 million and $70.1 million, respectively, with weighted average remaining lives of 4.6 years and 5.6 years, respectively.

As of December 26, 2024 and December 28, 2023, the Company’s intangible assets related to trademark, was $12.4 million and $14.3 million, respectively, with weighted average remaining lives of 6.6 years and 7.6 years, respectively.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Year	Amortization
2025	$37.3
2026	$37.3
2027	$37.3
2028	$37.3
2029	$32.5
Thereafter	$169.1

7.
INCOME TAXES

The Company is subject to taxation in the U.S. and various states. The Company’s tax returns for the calendar years 2021 through 2023 remain open to examination by the IRS in their entirety. With respect to state taxing jurisdictions, the Company’s tax returns for calendar years ended 2020 through 2023 are eligible for examination by various state revenue services.

Tax Receivable Agreement—On the IPO date, NCM, Inc. and the ESA Parties entered into a TRA. Under the terms of this agreement, NCM, Inc. will make cash payments to the ESA Parties in amounts equal to 90% of NCM, Inc.’s actual tax benefit realized from the tax amortization of the intangible assets described below. For purposes of the TRA, cash savings in income and franchise tax will be computed by comparing NCM, Inc.’s actual income and franchise tax liability to the amount of such taxes that NCM, Inc. would have been required to pay had there been no increase in NCM, Inc.’s proportionate share of tax basis in NCM LLC’s tangible and intangible assets and had the TRA not been entered into. The TRA applies to NCM, Inc.’s taxable years up to and including the 30th anniversary date of the offering. For the 2022 tax year, the Company paid the ESA Parties $0.0 million in the year ended December 28, 2023. For the 2023 tax year, the Company paid the ESA Parties $0.0 million in the year ended December 26, 2024. For the 2024 tax year, the Company expects to pay $4.1 million in 2025 to the ESA Parties.

NCM, Inc. recorded a long-term payable to the ESA Parties related to the TRA. The Company recorded an increase of $4.2 million and $24.2 million to the “Payable to ESA Parties under the tax receivable agreement” during the years ended December 26, 2024 and December 28, 2023, respectively. The increase in the payable under the TRA during the year ended December 26, 2024 was driven primarily by a change in calculation methodology to also include forecasted book income for the next two years in addition to the current year, due to management’s ability to more accurately forecast following the conclusion of the COVID-19 pandemic. The increase in the year ended December 28, 2023 was primarily due to the increase in NCM, Inc.’s ownership percentage of NCM LLC. The ownership related changes to the “Payable to ESA Parties under the tax receivable agreement” were recorded within “Additional paid in capital, deficit” on the Consolidated Balance Sheet and the non-ownership related changes were recorded within “Non-operating income” within the Consolidated Statements of Operations. For the year ended December 28, 2023, following the Regal Termination Agreement whereby Regal waived all rights and interests as to the TRA, the Company reduced the “Payable under the TRA” on the Consolidated Balance Sheets for the amounts expected to be owed to Regal. This decrease was ultimately offset by the increase in the ‘Payable under the TRA’ on the Consolidated Balance Sheets due to the additional basis created upon the revaluation and reconsolidation of NCM LLC on the Effective Date.

Provision for Income Taxes—The Company's total income taxes are as follows (in millions).

	Years Ended
	December 26, 2024	December 28, 2023
Current:
Federal	$—	$—
State (1)	0.2	—
Total current income tax expense	0.2	—
Deferred:
Federal	—	—
State	—	—
Total deferred income tax expense	—	—
Total income tax provision on Consolidated Statements of Operation	$0.2	$—

(1)
The majority of the current income tax expense relates to taxes in Colorado, California and New Jersey for the year ended December 26, 2024.

A reconciliation of the provision for income taxes as reported and the amount computed by multiplying income before taxes, less noncontrolling interest, by the U.S. federal statutory rate of 21.0% as of December 26, 2024 and December 28,

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2023 was (in millions):

	Year Ended
	December 26, 2024
Provision calculated at federal statutory income tax rate:
Income before income taxes	$(4.9)
Less: Noncontrolling interests	—
Income attributable to NCM, Inc.	(4.9)	(21.0)%
Domestic Federal
Nontaxable and nondeductible items
Executive compensation limitation	1.4	5.9%
Excess tax deficiency on share-based compensation pay	0.3	1.4%
Dividend equivalents paid on share-based compensation	(0.1)	(0.3)%
Other	0.1	0.4%
Change in the valuation allowance (1)	1.9	8.1%
Projected executive compensation limitations	1.4	5.9%
Domestic state and local income taxes, net of federal effect	0.1	0.4%
Total income tax provision	$0.2	0.8%

(1)
Refer to the discussion of changes to the valuation allowance during the year ended December 26, 2024 within the Deferred Tax Assets table below.

Year Ended
December 28, 2023
Provision calculated at federal statutory income tax rate:
Income before income taxes	$146.5
Less: Noncontrolling interests	1.8
Income attributable to NCM, Inc.	148.3
Current year change to enacted federal and state rate	(0.2)
State and local income taxes, net of federal benefit	25.7
Share-based compensation	1.4
Cancellation of debt income attributable to NCM LLC	16.5
Deconsolidation effects of NCM LLC	(37.2)
Effects of NCM LLC Bankruptcy	(4.8)
Tax attribute reduction (1)	63.1
Change in valuation allowance (1)	(208.4)
Executive compensation	0.9
Other	(5.3)
Total income tax provision	$—

(1)
Refer to the discussion of changes to the valuation allowance during the year ended December 28, 2023 within the Deferred Tax Assets table below.

Deferred Tax Assets—Significant components of the Company’s deferred tax assets consisted of the following (in millions):

	Years Ended
	December 26, 2024	December 28, 2023
Deferred tax assets:
Investment in consolidated subsidiary NCM LLC (1)	$136.7	$127.1
Share-based compensation	0.8	0.8
Net operating losses (2)	27.2	13.3
Accrued bonus	—	0.7
Business interest expense limitation	4.3	3.7
Other	0.1	0.4
Total gross deferred tax assets	169.1	146.0
Valuation allowance (3)	(169.1)	(146.0)
Total deferred tax assets, net of valuation allowance	$—	$—

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
The Company recognized a deferred tax asset in the amount of $136.7 million and $127.1 million as of December 26, 2024 and December 28, 2023, respectively, associated with the basis difference in our investment in NCM LLC.
(2)
The increase within the Net operating losses deferred tax asset from December 28, 2023 to December 26, 2024 was due to a smaller reduction of the Company’s tax attributes in recognition of cancellation of debt income in conjunction with NCM LLC’s emergence from the Chapter 11 Case on August 7, 2023 within the Company's 2023 tax returns than previously estimated as of December 28, 2023.
(3)
The Company evaluated its deferred tax assets as of December 26, 2024 and December 28, 2023 and considered both positive and negative evidence in determining whether it is more likely than not that all or some portion of its deferred tax assets will be realized. The Company generated a three-year cumulative pre-tax book loss during 2021 driven by the impact of the COVID-19 Pandemic on the Company’s operations in 2021 and 2020, the effect of which continued into 2022 and 2023. Given the associated weight assigned to this item as negative evidence within the Company’s analysis, the Company determined it is more-likely-than-not that the Company will not be able to realize certain of the Company’s deferred tax assets and the Company increased the valuation allowance against certain deferred tax assets. Once the Company returns to a more normal operating level and emerges from a three-year cumulative pre-tax book loss position, part or all the valuation allowance is expected to reverse.

Income taxes paid—A reconciliation of the income taxes paid for the year ended December 26, 2024 was (in dollars):

Year Ended
December 26, 2024
Income taxes paid
US Federal	$—
US state and local
Ohio Municipalities (1)	62,356
Tennessee (1)	5,359
New Hampshire (1)	18,506
Texas (1)	(8,552)
Other (1)	688
Foreign	—
Total income tax paid	$78,357

(1)
These payments relate to income taxes at NCM, LLC.

Carryforwards—As of December 26, 2024, the Company had gross federal net operating loss carryforwards of approximately $93.9 million of which $93.9 million will be carried forward indefinitely. As of December 26, 2024, the Company had gross state net operating loss carryforwards of approximately $123.9 million, of which $80.1 million will expire between 2024 and 2046 and $43.8 million will be carried forward indefinitely. As of December 26, 2024, the Company had gross federal research and experimentation tax credit carryforwards of approximately $1.5 million, which expire at various dates between 2033 and 2039.

8.
EQUITY

As of December 26, 2024, the Company has authorized capital stock of 260,000,000 shares of common stock, par value of $0.01 per share, and 10,000,000 shares of preferred stock, par value of $0.01 per share. There were 95,755,491 shares of common stock issued and outstanding and 50 shares of preferred stock issued and outstanding as of December 26, 2024.

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AMC has owned less than 5% of NCM LLC, on an as converted basis, since July 2018 and is no longer a related party. AMC remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. AMC will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, AMC will continue to pay beverage revenue, among other things, to NCM LLC. AMC’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by AMC. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 3,377 common membership units to AMC. As of December 26, 2024, AMC’s ownership was approximately 0.0% of NCM LLC and 0.0% NCM, Inc.

Cinemark has owned less than 5% of NCM LLC, on an as converted basis, since NCM LLC emerged from bankruptcy on August 7, 2023 and is no longer a related party. Cinemark remains a party to the ESA, Common Unit Adjustment Agreement and certain other original agreements and is a member under the terms of the NCM LLC Operating Agreement, subject to fulfilling the requirements of Section 3.1 of the NCM LLC Operating Agreement. Cinemark will continue to participate in the annual Common Unit Adjustment and receive available cash distributions or allocation of earnings and losses in NCM LLC (as long as its ownership in NCM LLC is greater than zero) and theater access fees. Further, Cinemark will continue to pay beverage revenue, among other things, to NCM LLC. Cinemark’s ownership percentage does not impact future integration payments and other encumbered theater payments owed to NCM LLC by Cinemark. On April 1, 2024, in accordance with the Common Unit Adjustment Agreement, NCM LLC issued 132,096 common membership units to Cinemark. On April 16, 2024, the Company elected to satisfy a redemption request from Cinemark for all of their outstanding common membership units through a cash settlement as provided in NCM LLC’s Operating Agreement. This redemption reduced Cinemark’s ownership interest in NCM LLC to 0.0% as of April 16, 2024. As of December 26, 2024, Cinemark’s ownership was 4.6% of NCM, Inc. and 0.0% of NCM LLC.

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

The material agreements with the ESA Parties are as follows:

•
ESAs. Under the ESAs, NCM LLC is the exclusive provider within the United States of advertising services in the ESA Parties’ theaters (subject to pre-existing contractual obligations and other limited exceptions for the benefit of the ESA Parties). The advertising services include the use of the DCN equipment required to deliver the on-screen advertising and other content included in The Noovie® Show, use of the LEN and rights to sell and display certain lobby promotions. Further, 30 to 60 seconds of advertising included in The Noovie Show is sold to the ESA Parties to satisfy the ESA Parties’ on-screen advertising commitments under their beverage concessionaire agreements. In consideration for access to the ESA Parties’ theaters, theater patrons, the network

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equipment required to display on-screen and LEN video advertising and the use of theaters for lobby promotions, the ESA Parties receive a monthly theater access fee. In conjunction with the 2019 ESA Amendments, NCM LLC also pays Cinemark, and previously Regal, incremental monthly theater access fees and, subject to NCM LLC's use of specified inventory, a revenue share in consideration for NCM LLC's access to certain on-screen advertising inventory after the advertised showtime of a feature film beginning November 1, 2019 and the underlying term of the ESAs were extended until 2041. The ESAs and 2019 ESA Amendments are considered leases with related parties under ASC 842. As described above, the Regal ESA was rejected by Regal in connection with Regal’s Chapter 11 case and terminated by the Regal Termination Agreement.
•
Common Unit Adjustment Agreement. The Common Unit Adjustment Agreement provides a mechanism for increasing or decreasing the membership units held by the ESA Parties based on the acquisition or construction of new theaters or sale of theaters that are operated by each ESA Party and included in NCM LLC’s network.
•
Common Unit Membership Redemption. The NCM LLC Operating Agreement provides a redemption right of the ESA Parties to exchange common membership units of NCM LLC for shares of the Company’s common stock on a one-for-one basis, or at the Company’s option, a cash payment based on the three-day variable weighted average closing price of NCM, Inc.’s common stock prior to the redemption date.
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

Following is a summary of the related party transactions between the Company and the ESA Parties (in millions):

	Years Ended
Included in the Consolidated Statements of Operations:	December 26, 2024	December 28, 2023
Revenue:	(1)	(1)
Beverage concessionaire revenue (included in advertising revenue) (2)	$—	$4.1
Management fee reimbursement (3)	$—	$10.1
Operating expenses:
ESA Parties and network affiliate fees (4)	$—	$16.5

(1)
For the years ended December 26, 2024 and December 28, 2023, there was no related party activity subsequent to the deconsolidation of NCM LLC on April 11, 2023 for AMC, Cinemark and Regal as they were not considered related parties of NCM, Inc. nor was there any activity following the reconsolidation of NCM LLC on August 7, 2023, as AMC, Cinemark and Regal were no longer considered related parties.
(2)
For the year ended December 28, 2023, Cinemark purchased 60 second and Regal and Cinemark purchased 60 seconds, respectively, of on-screen advertising time (all ESA Parties have a right to purchase up to 90 seconds) from NCM LLC to satisfy their obligations under their beverage concessionaire agreements at a 30 second equivalent CPM rate specified by the ESA.
(3)
Comprised of payments from NCM LLC to NCM, Inc. for managing NCM LLC during the period where NCM LLC was deconsolidated of April 11, 2023 through August 7, 2023.
(4)
Comprised of payments per theater attendee, payments per digital screen with respect to the ESA Party theaters included in the Company’s network, payments for access to higher quality digital cinema equipment and payments to Cinemark and Regal for their portion of the Platinum Spot revenue for the utilization of the theaters post-showtime in accordance with the 2019 ESA Amendments.

Pursuant to the terms of the NCM LLC Operating Agreement in place since the completion of the IPO, NCM LLC is required to make mandatory distributions on a proportionate basis to its members of available cash, as defined in the NCM LLC Operating Agreement, on a quarterly basis in arrears, contingent upon the Company's compliance with the covenants outlined within the Revolving Credit Facility 2023. The portion of positive available cash due to ESA Parties is accrued within the “Amounts due to ESA Parties, net” on the audited Consolidated Balance Sheets. The portion of positive available cash due to NCM, Inc. is eliminated upon consolidation. As Cinemark and Regal are no longer related parties, there are no

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related party balances to reflect as of December 26, 2024. The available cash from NCM LLC for the year ended December 26, 2024 and December 28, 2023 were as follows (in millions):

	Years Ended
	December 26, 2024	December 28, 2023
NCM, Inc.	$46.3	$30.3
Total	$46.3	$30.3

The Company generated available cash by NCM LLC to its related party ESA Parties and NCM, Inc. for the year ended December 26, 2024 of $26.2 million ($26.2 million for NCM, Inc.), with negative available cash of $10.2 million generated in the first quarter of 2024 and positive available cash of $36.4 million generated through the second, third and fourth quarter of 2024. In accordance with the terms of the NCM LLC Operating Agreement, the positive available cash generated by NCM LLC for the second quarter of 2024, of $1.3 million, was completely offset against the accumulated negative available cash amounts generated in prior years. The cumulative negative available cash balance as of December 26, 2024 is $223.6 million (including $165.1 million for NCM, Inc., $56.3 million for Cinemark and $2.2 million for AMC). In accordance with the terms of the NCM LLC Operating Agreement, these amounts can only be offset against positive available cash within the second quarter of future years. NCM, Inc. has the option to defer payment of any available cash distributions payable to NCM, Inc. at its discretion. As of December 26, 2024, NCM LLC owed NCM, Inc. $46.3 million in deferred available cash distributions. NCM LLC generated negative available cash for the nine months ended September 28, 2023 of $50.6 million (including $0.0 million for Cinemark, $0.0 million for Regal and $50.6 million for NCM, Inc.) and positive available cash of $30.3 million (including $0.0 million for Cinemark, $0.0 million for Regal and $30.3 million for NCM, Inc.) in the fourth quarter of $30.3 of the year ended December 28, 2023.

AC JV, LLC Transactions—The Company accounts for its investment in AC JV, LLC under the equity method of accounting in accordance with ASC 323-30, Investments—Equity Method and Joint Ventures (“ASC 323-30”) because AC JV, LLC is a limited liability company with the characteristics of a limited partnership and ASC 323-30 requires the use of equity method accounting unless the Company’s interest is so minor that it would have virtually no influence over partnership operating and financial policies. Although NCM LLC does not have a representative on AC JV, LLC’s Board of Directors or any voting, consent or blocking rights with respect to the governance or operations of AC JV, LLC, the Company concluded that its interest was more than minor under the accounting guidance. NCM LLC’s investment in AC JV, LLC was $0.8 million and $0.7 million as of December 26, 2024 and December 28, 2023, respectively. NCM LLC received cash distributions from AC JV, LLC of $1.2 million and $0.6 million, during the years ended December 26, 2024 and December 28, 2023, respectively. NCM LLC recorded equity in earnings for AC JV, LLC of $1.2 million and $0.6 million during the years ended December 26, 2024 and December 28, 2023, respectively, which are included in “Other non-operating income, net” in the audited Consolidated Statements of Operations.

10.
BORROWINGS

The commencement of the Chapter 11 Case constituted an event of default and caused the automatic and immediate acceleration of all debt outstanding under or in respect of, NCM LLC’s Credit Agreements and senior notes. As of August 7, 2023, upon emergence from bankruptcy, all historical debt of NCM LLC was discharged and the historical credit agreements were terminated.

The following table summarizes NCM LLC’s total outstanding debt as of December 26, 2024 and December 28, 2023 and the significant terms of its borrowing arrangements:

	Outstanding Balance as of
Borrowings ($ in millions)	December 26, 2024	December 28, 2023	Maturity Date	Interest Rate
Revolving credit facility 2023	$10.0	$10.0	August 7, 2026	(1)
Total borrowings	10.0	10.0
Less: Debt issuance costs and discounts related to term loans and senior notes	—	—
Total borrowings, net	10.0	10.0
Less: current portion of debt	—	—
Carrying value of long-term debt	$10.0	$10.0

(1)
The interest rates on the revolving credit facility and term loan are described below.

Loan, Security and Guarantee Agreement – On August 7, 2023, NCM LLC entered into the Revolving Credit Facility 2023 with CIT Northbridge Credit LLC as agent. The Revolving Credit Facility 2023 was an asset backed line facility where the capacity depends upon NCM LLC’s trade accounts receivable balance, as adjusted for aged balances and other considerations, and was secured by a lien on substantially all of assets of NCM LLC. The maximum availability NCM LLC had access to under the Revolving Credit Facility 2023 was $55.0 million. The proceeds of the Revolving Credit

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Facility 2023 could be used for, inter alia, working capital and capital expenditures. The Revolving Credit Facility 2023 would have matured on August 7, 2026, but was repaid and terminated on January 24, 2025. Please refer to Note 16–Subsequent Events. The interest rate under the Revolving Credit Facility 2023 was a base rate or SOFR benchmark plus (i) 3.75% if less than 50% of revolving commitments were utilized or (ii) 4.50% if 50% or more of revolving commitments were utilized (utilizing the average revolver usage for the prior calendar month as a benchmark for this determination). The Revolving Credit Facility 2023 also contained a financial maintenance covenant requiring that the fixed charge coverage ratio ending on the last day of each fiscal month was at least 1.1 to 1.0 during a “Trigger Period.” A Trigger Period would have begun upon (i) an event of default or (ii) if availability was less than the greater of (a) $5.0 million and (b) 10% of aggregate revolving commitments. A Trigger Period ended only if (i) no event of default existed for the preceding thirty (30) consecutive days and (ii) availability was greater than both (a) $5.0 million and (b) 10% of aggregate revolving commitments. Upon the effectiveness of the Revolving Credit Facility 2023, NCM LLC immediately drew $10.0 million from the facility, which represented the only amount outstanding under the Revolving Credit Facility 2023, as of December 26, 2024. The full amount was repaid on January 24, 2025. Please refer to Note 16–Subsequent Events. The Revolving Credit Facility 2023 also contained customary representations, warranties, covenants, events of default, terms and conditions, including limitations on liens, incurrence of debt, mergers and significant asset dispositions. As of December 26, 2024, NCM LLC’s maximum availability under the $55.0 million Revolving Credit Facility 2023 was $44.4 million, net of $10.0 million outstanding and net letters of credit of $0.6 million. The weighted-average interest rate on the Revolving Credit Facility 2023 as of December 26, 2024 was 8.4%. Upon execution of the Revolving Credit Facility 2023, NCM LLC recorded $2.4 million as debt issuance costs and received $9.1 million in proceeds.

The Revolving Credit Facility 2023 contained a number of covenants and financial ratio requirements, with which NCM LLC was in compliance at December 26, 2024, including maintaining a fixed charge coverage ratio in excess of 1.1 to 1.0 on a monthly basis while maintaining availability in excess of either (i) $8.25 million or (ii) 15.0% of the aggregate revolver commitments (the “availability thresholds”). NCM LLC was permitted to make quarterly dividend payments and other payments based on the fixed charge coverage ratio and availability thresholds so long as no default or event of default had occurred and continued to occur. Dividend payments and other distributions could have been made if the fixed charge coverage ratio was in excess of 1.1 to 1.0 and availability, after the distribution, was in compliance with the availability thresholds.

There were no borrower distribution restrictions as long as NCM LLC’s fixed coverage ratio was 1.1 to 1.0, NCM LLC maintained availability under the availability thresholds and NCM LLC was in compliance with its debt covenants. If there were borrower distribution restrictions on the payments, NCM LLC could not have declared or paid any dividends, or made any payments on account of NCM LLC or made any other distribution for obligations of NCM LLC. When these restrictions were effective, NCM LLC could still have paid the services fee and reimbursable costs pursuant to terms of a management services agreement, between NCM, Inc. and NCM LLC, in exchange for NCM, Inc. providing specified management services to NCM LLC. NCM LLC could also make payments pursuant to the Common Unit Adjustment Agreement and Tax Receivable Agreement in the amount, and at the time necessary to satisfy the contractual obligations with respect to the actual cash tax benefits payable to NCM LLC’s founding members.

As of December 26, 2024, NCM LLC’s fixed charge coverage ratio was 1.7 to 1.0 (versus the required ratio of 1.1 to 1.0) and had availability under the Revolving Credit Facility 2023 of $44.4 million (versus the applicable availability threshold of $8.25 million). As of December 26, 2024, NCM LLC was in compliance with the financial covenants of the Revolving Credit Facility 2023 described above.

Future Maturities of Borrowings – The scheduled annual maturities on the Revolving Credit Facility 2023 as of December 26, 2024 are as follows (in millions):

Year	Amount
2025	$—
2026	10.0
2027	—
2028	—
2029	—
Thereafter	—
Total	$10.0

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

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reverse stock split, which was authorized by its Board of Directors, was approved by the Company’s stockholders on August 2, 2023. The reverse stock split reduced the number of outstanding shares of the Company’s 2020 Plan to 1,500,000. NCM, Inc.'s stockholders approved an additional 12,000,000 shares of common stock available for issuance or delivery under the 2020 Plan on November 2, 2023.

The Company began issuing shares under the 2020 Plan in the second quarter of 2020. The 2020 Plan replaced NCM, Inc.’s 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the 2007 Equity Incentive Plan (the “2007 Plan”). The 2020 Plan also includes 2,388,302 shares related to the number of shares reserved for issuance under the 2016 Plan that remained available for grant as of the effective date of the 2020 Plan and the number of shares subject to awards granted under the 2007 Plan as of the effective date of the 2020 Plan, which can become available for grant again upon expiration, termination, cancellation or forfeiture of the original award. As of December 26, 2024, 6,104,880 shares remain available for future grants (assuming 100% achievement of targets on performance-based restricted stock). The types of awards that may be granted under the 2020 Plan include stock options, stock appreciation rights, restricted stock, restricted stock units or other stock based awards. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the 2016 Plan and 2020 Plan. Upon vesting of the restricted stock awards or exercise of options, NCM LLC will issue common membership units to the Company equal to the number of shares of the Company’s common stock represented by such awards.

Compensation Cost—The Company recognized $12.2 million and $4.5 million for the years ended December 26, 2024 and December 28, 2023, respectively, of share-based compensation expense within “Network operating costs”, “Selling and marketing costs” and “Administrative and other costs” in the Consolidated Statements of Operations as shown in the table below (in millions):

	Years Ended
	December 26, 2024	December 28, 2023
Share-based compensation costs included in network operating costs	$0.5	$0.3
Share-based compensation costs included in selling and marketing costs	1.7	0.7
Share-based compensation costs included in administrative and other costs	10.0	3.5
Total share-based compensation costs	$12.2	$4.5

During the years ended December 26, 2024 and December 28, 2023, $0.0 million and $0.1 million was capitalized, respectively, in a corresponding manner to the capitalization of employee’s salaries for capitalized labor. As of December 26, 2024, there was $0.1 million unrecognized compensation cost related to unvested options, which will be recognized over a remaining period of 0.8 years. As of December 26, 2024, unrecognized compensation cost related to restricted stock units was approximately $10.7 million, which will be recognized over a weighted average remaining period of 1.1 years.

Stock Options—The Company granted stock options during 2023 that remain unvested as of December 26, 2024. A portion of the stock options awarded were granted with an exercise price equal to the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. The remaining portion of stock options awarded were granted with an exercise price in excess of the closing market price of NCM, Inc. common stock on the date the Company’s Board of Directors approved the grant. All options have either 10-year or 15-year contractual terms. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted was developed based on historical and peer company data and represents the period of time that options granted are expected to be outstanding. The expected term of the options granted were adjusted to include the Company's cost of equity in order to incorporate the impact of the option's premium price and simulate a lattice model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no option awards granted for the year ended December 26, 2024. The following assumptions were used in the valuation of the options for the year ended December 28, 2023:

Year Ended
December 28, 2023
Expected term (in years)	6.6
Risk free interest rate	4.1%
Expected volatility	86.4%
Dividend yield	—%

A summary of option award activity as of December 26, 2024, and changes during the year then ended are presented below:

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 28, 2023	234,779	$42.50	7.3	$—
Granted	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—
Outstanding as of December 26, 2024	234,779	$42.50	6.3	$—
Exercisable as of December 26, 2024	197,416	$45.12	6.0	$—
Vested and expected to vest as of December 26, 2024	234,204	$42.53	6.3	$—

Restricted Stock Units—Under the non-vested stock program, common stock of the Company may be granted at no cost to officers, independent directors and employees, subject to requisite service and/or financial performance targets. As such restrictions lapse, the award vests in that proportion. The participants are entitled to dividend equivalents, although the sale and transfer of such shares is prohibited and the shares are subject to forfeiture during the restricted period. Additionally, the accrued dividend equivalents are subject to forfeiture during the vesting period should the underlying units not vest. As of December 26, 2024 and December 28, 2023, accrued dividend equivalents totaled $0.0 million and $0.3 million, respectively and during the years ended December 26, 2024 and December 28, 2023, the Company paid $0.3 million and $0.5 million, respectively, for dividend equivalents upon vesting of the restricted stock units. In 2024, the Company issued grants to certain employees under a management incentive plan related to the Company's emergence from the Chapter 11 Case. The structure and size of these grants differed from historical grants. The grants consisted of time-based restricted stock units which vest over a three-year period, with 30% vesting at the end of fiscal year 2024, 7.5% vesting each quarter of 2025 and 10% vesting each quarter of 2026. The grants also included performance-based restricted stock units which vest in three equal tranches, each with a one-year measurement period to the extent that the Company achieves specified non-GAAP targets at the end of each measurement period and market-based restricted stock units which vest at any point before the end of 2026 to the extent that the Company achieves specified shareholder value prior to the end of the measurement period. All RSUs will be settled in shares of the Company’s common stock. The grant date fair value of the time-based and performance-based restricted stock units is based on the closing market price on NCM, Inc. common stock on the date of grant. An annual forfeiture rate of 2-6% was estimated to reflect the potential separation of employees. The grant date fair value of the market-based restricted stock units was calculated using a Monte Carlo simulation model. This model considers various subjective assumptions as inputs which involve inherent uncertainties and the application of our judgment as it relates to market volatilities, the historical volatility of our stock price, risk-free rates and expected life. The RSU awards include the right to receive dividend equivalents, subject to vesting.

Additionally, non-employee directors received quarterly grants for a portion of the year which vested immediately with a fair market value of $50,000 and received quarterly grants that will vest on the date of the next annual shareholder meeting with a fair market value of $50,000. The number of shares were determined by utilizing the weighted average closing price of the five days before and five days after the respective quarterly earnings release. Non-employee directors may choose to elect up to 20% of their quarterly grant in cash. The grant date fair value of restricted stock units is based on the closing market price of NCM, Inc. common stock on the date of grant. The weighted average grant date fair value of non-vested stock was $3.51 and $3.42 for the years ended December 26, 2024 and December 28, 2023, respectively. The total fair value of awards that vested during the years ended December 26, 2024 and December 28, 2023 was $9.6 million and $7.1 million, respectively.

A summary of restricted stock unit activity as of December 26, 2024, and changes during the year then ended are presented below:

	Number of Restricted Stock Units (1)	Weighted Average Grant-Date Fair Value
Non-vested balance as of December 28, 2023	744,397	$10.55
Granted	6,500,171	$3.51
Vested (2)	(1,253,912)	$7.62
Forfeited	(554,094)	$3.60
Non-vested balance as of December 26, 2024	5,436,562	$4.02

(1)
Includes unvested 145,043 shares of performance-based restricted stock units as of December 28, 2023, 3,223,885 shares granted during the year and 269,678 shares forfeited during the year, resulting in 3,053,509 unvested shares of performance-based restricted stock units as of December 26, 2024.

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
Includes 164 vested shares that were withheld to cover tax obligations and were subsequently canceled.

The above table reflects performance-based restricted stock granted at 100% achievement of performance conditions and as such does not reflect the maximum or minimum number of shares of performance-based restricted stock contingently issuable. No shares of the performance-based restricted stock will be issued if the specified targets are not met. As of December 26, 2024, the total number of restricted stock units that are ultimately expected to vest, after consideration of expected forfeitures and current projections of estimated vesting of performance-based restricted stock units is 2,993,179 shares.

12.
EMPLOYEE BENEFIT PLANS

The Company sponsors the NCM 401(k) Profit Sharing Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code of 1986, as amended, for the benefit of substantially all full-time employees. The Plan provides that participants may contribute up to 20% of their compensation, subject to Internal Revenue Service limitations. Employee contributions are invested in various investment funds based upon election made by the employee. The Company made discretionary contributions of $0.2 million and $0.0 million during the years ended December 26, 2024 and December 28, 2023, respectively. In response to the COVID-19 Pandemic and Chapter 11 Case, the Company temporarily suspended its match of a portion of employees 401(k) contributions effective April 2020 through December 28, 2023, reinstating at the beginning of 2024.

13.
COMMITMENTS AND CONTINGENCIES

Legal Actions—The Company is subject to claims and legal actions in the ordinary course of business. The Company believes such claims will not have a material effect, individually and in aggregate, on its financial position, results of operations or cash flows.

Operating Commitments-Facilities—The Company has entered into operating lease agreements for its corporate headquarters and other regional offices. The Company has right-of-use (“ROU”) assets of $12.2 million and short-term and long-term lease liabilities of $1.7 million and $12.5 million, respectively, on the balance sheet as of December 26, 2024 for all material leases with terms longer than twelve months. As of December 28, 2023 the Company had ROU assets of $4.3 million and short-term and long-term lease liabilities of $1.0 million and $5.0 million, respectively, for all material leases with terms longer than twelve months. These balances are included within “Other assets”, “Other current liabilities” and “Other liabilities”, respectively, on the audited Consolidated Balance Sheets. Certain leases were rejected or modified in conjunction with NCM LLC’s Chapter 11 Case and were not included as of December 28, 2023. The Company has options on existing facilities to extend the lease or to terminate part or all of the leased space prior to the lease end date. Certain termination fees would be due upon exercise of the early termination options as outlined within the underlying agreements. None of these options were considered reasonably certain of exercise and thus have not been recognized as part of the ROU assets and lease liabilities. As of December 26, 2024, the Company had a weighted average remaining lease term of 7.4 years on these leases.

The Company has also entered into certain short-term leases with a term of less than one year. These leases are not included within the Company’s ROU assets or lease liabilities due to the Company’s election of the practical expedient in ASC 842-20-25-2 for short-term leases.

During the year ended December 26, 2024 and December 28, 2023, the Company recognized the following components of total lease cost (in millions). These costs are presented within “Selling and marketing costs” and “Administrative and other costs” within the audited Consolidated Statements of Operations depending upon the nature of the use of the facility.

	Years Ended
	December 26, 2024	December 28, 2023
Operating lease cost	$2.3	$3.2
Variable lease cost	0.1	0.5
Total lease cost	$2.4	$3.7

The Company made lease payments for the year ended December 26, 2024 and December 28, 2023 of $2.0 million and $3.6 million, respectively. These payments are included within cash flows from operating activities within the audited Consolidated Statement of Cash Flows. The minimum lease payments under noncancellable operating leases as of December 26, 2024 were as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Minimum Lease Payments
2025	$2.3
2026	2.7
2027	2.8
2028	2.0
2029	1.2
Thereafter	5.5
Total	16.5
Less: Imputed interest on future lease payments	(2.3)
Total lease liability as of December 26, 2024 per the Consolidated Balance Sheet	$14.2

When measuring the ROU assets and lease liabilities recorded, the Company utilized its incremental borrowing rate in order to determine the present value of the lease payments as the leases do not provide an implicit rate. The Company used the rate of interest that it would have paid to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. As of December 26, 2024, the Company’s weighted average annual discount rate used to establish the ROU assets and lease liabilities was 4.8%.

Operating Commitments - ESAs and Affiliate Agreements—The Company has entered into long-term ESAs with the ESA Parties and multi-year agreements with certain network affiliates, or third-party theater circuits. The ESAs and network affiliate agreements grant NCM LLC exclusive rights in their theaters to sell advertising, subject to limited exceptions. The Company recognizes intangible assets upon issuance of membership units to the ESA Parties in accordance with NCM LLC’s Common Unit Adjustment Agreement and upfront cash payments to the affiliates for the contractual rights to provide the Company’s services within their theaters as further discussed within Note 6—Intangible Assets. These ESAs and network affiliate agreements are considered leases under ASC 842 once the asset is identified and the period of control is determined upon the scheduling of the showtimes by the exhibitors, typically one week prior to the showtime. As such, the leases are considered short-term in nature, specifically less than one month. Within ASC 842, leases with terms of less than one month are exempt from the majority of the accounting and disclosure requirements, including disclosure of short-term lease expense. No ROU assets or lease liabilities were recognized for these agreements and no change to the balance sheet presentation of the intangible assets was necessary. However, the amortization of these intangible assets is considered lease expense and is presented within ‘Amortization expense’ within the Consolidated Statement of Operations. The Company recorded $23.4 million and $16.7 million in amortization of these intangible assets in the years ended December 26, 2024 and December 28, 2023, respectively.

In consideration for NCM LLC’s access to the ESA Parties’ theater attendees for on-screen advertising and use of lobbies and other space within the ESA Parties’ theaters for the LEN and lobby promotions, the ESA Parties receive a monthly theater access fee under the ESAs. The theater access fee is considered lease expense and is composed of a fixed payment per patron, a fixed payment per digital screen (connected to the DCN) and a fee for access to higher quality digital cinema equipment. The payment per theater patron increased by 8% in 2022 and will increase by 8% every five years with the next occurrence in 2027. The payment per digital screen and for digital cinema equipment increases annually by 5%. The theater access fee paid in the aggregate to all ESA Parties cannot be less than 12% of NCM LLC’s aggregate advertising revenue (as defined in the ESA), or it will be adjusted upward to reach this minimum payment. As of December 26, 2024 and December 28, 2023, the Company had no liabilities recorded for the minimum payment, as the theater access fee was in excess of the minimum.

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

The network affiliates compensation is considered variable lease expense and varies by circuit depending upon the agreed upon terms of the network affiliate agreement. The majority of agreements are centered around a revenue share where

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an agreed upon percentage of the advertising revenue received from a theater’s attendance is paid to the circuit. As part of the network affiliate agreements entered into in the ordinary course of business under which the Company sells advertising for display in various network affiliate theater chains, the Company has agreed to certain minimum revenue guarantees on a per attendee basis, which in some cases may exceed the applicable revenue share rate. If a network affiliate achieves the attendance or minimum revenue per attendee set forth in their respective agreement, the Company has guaranteed minimum revenue for the network affiliate per attendee if such amount paid under the revenue share arrangement is less than its guaranteed amount. As of December 26, 2024, the maximum potential amount of future payments the Company could be required to make pursuant to the minimum revenue guarantees is $318.1 million over the remaining terms of the network affiliate agreements. These minimum guarantees relate to various affiliate agreements ranging in term from one to eight years, prior to any renewal periods of which some are at the option of the Company. During the year ended December 26, 2024 and December 28, 2023 the Company paid $0.1 million and $0.0 million, respectively, related to these minimum guarantees. As of December 26, 2024 and December 28, 2023, the Company had $0.7 million and $0.0 million in liabilities recorded within “Accounts payable” in the Consolidated Balance Sheets for these obligations, as such guarantees are less than the expected share of revenue paid to the affiliate. As the guaranteed minimums are based upon agreed upon minimum attendance or affiliate revenue levels, the Company did not incur minimum revenue share fees during the period of time the respective affiliate's theaters were temporarily closed due to the COVID-19 Pandemic and will not for the remaining duration an affiliate's theater attendance or revenue levels are low as the minimum levels must first be met by the affiliate.

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

Other investments consisted of the following (in millions):

	As of
	December 26, 2024	December 28, 2023
Investment in AC JV, LLC	$0.8	$0.7
Other investments	3.0	—
Total	$3.8	$0.7

The investment in AC JV was initially valued using comparative market multiples. The other investments were recorded based upon the fair value of the services provided in exchange for the investment. Refer to Note 1—Basis of Presentation and Summary of Significant Accounting Policies for more details. As the inputs to the determination of fair value are based upon non-identical assets and use significant unobservable inputs, they have been classified as Level 3 in the fair value hierarchy. On October 1, 2024, the Company invested $1.0 million in cash to acquire equity interests in an advertising-related company. Additionally, on October 8, 2024, the Company entered into an agreement with an entertainment company to exchange $2.0 million of on-screen advertising inventory to be provided over a three-year term for equity interests. During the years ended December 26, 2024 and December 28, 2023, no observable price changes or impairments have been recorded as a result of the Company’s qualitative assessment of identified events or changes in the circumstances of the remaining investments, which resulted in the investments totaling $3.0 million as of December 26, 2024.

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

Recurring Measurements—All current assets and liabilities are estimated to approximate their fair value due to the short-term nature of these balances. The fair values of the Company’s assets and liabilities measured on a recurring basis pursuant to ASC 820-10 Fair Value Measurements and Disclosures are as follows (in millions):

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at Reporting Date Using
	Fair Value As of December 26, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSETS:
Cash equivalents (1)	$41.2	$41.2	$—	$—
Short-term marketable securities (2)	0.1	—	0.1	—
Total assets	$41.3	$41.2	$0.1	$—

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

The amortized cost basis, aggregate fair value and maturities of the marketable securities the Company held as of December 26, 2024 are as follows:

	As of December 26, 2024
	Amortized Cost Basis (in millions)	Aggregate Fair Value (in millions)	Maturities (1) (in years)
MARKETABLE SECURITIES:
Short-term certificates of deposit	$0.1	$0.1	0.1
Total short-term marketable securities	0.1	0.1
Total marketable securities	$0.1	$0.1

(1)
Maturities— Securities available for sale include obligations with various contractual maturity dates some of which are greater than one year. The Company considers the securities to be liquid and convertible to cash within 30 days.
15.
VALUATION ACCOUNT

The Company’s valuation allowance on deferred tax assets for the years ended December 26, 2024 and December 28, 2023 was as follows (in millions):

	Years Ended
	December 26, 2024	December 28, 2023
VALUATION ALLOWANCE ON DEFERRED TAX ASSETS:
Balance at beginning of period	$146.0	$245.5
Valuation allowance added (1)	23.1	—
Valuation allowance reversed	—	(99.5)
Balance at end of period	$169.1	$146.0

(1)
The changes within the valuation allowance during the years ended December 26, 2024 and December 28, 2023 relate to its deferred tax assets which the Company determined it is more-likely-than-not it will not be able to realize before they expire.

16. SUBSEQUENT EVENTS

Debt Agreement—On January 24, 2025, NCM LLC as borrower, entered into a Loan and Security Agreement with U.S. Bank National Association, as lender. The agreement provides for a $45.0 million senior secured revolving credit facility that matures on January 24, 2028. In connection with entering into the 2025 Credit Facility, NCM LLC repaid in full

NATIONAL CINEMEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the $10.0 million balance outstanding as of December 26, 2024 and terminated all commitments under its 2023 Revolving Credit Facility, and in connection with this termination, paid a prepayment fee equal to 1% of the total commitment.

As of March 6, 2025, NCM LLC has not made any borrowings under the 2025 Credit Facility. Borrowings under the 2025 Credit Facility may be used for, among other things, working capital and other general corporate purposes of the Company and bear interest at a floating rate equal to term SOFR (subject to a floor of zero) plus an applicable margin of 2.00%, which is subject to increase by an additional 2.00% upon the occurrence of an event of default. A commitment fee of 0.25% is payable quarterly in arrears based on the average daily amount of the undrawn portion of the commitments under the 2025 Credit Facility for the preceding quarter. The 2025 Credit Facility has a $5.0 million sublimit for the issuance of letters of credit. Fees are payable on outstanding letters of credit at a per annum rate equal to 2.00%, plus certain customary fees payable in connection with the issuance, amendment, renewal and extension of letters of credit and the processing of drawings thereunder.

Certain of NCM LLC’s future subsidiaries (collectively, the “Guarantors”) are required to guarantee the repayment of NCM LLC’s obligations under the 2025 Credit Facility. The obligations of NCM LLC and any such Guarantors with respect to the 2025 Credit Facility are and will be secured by a pledge of substantially all assets of NCM LLC and each of the Guarantors, including, without limitation, accounts receivables, deposit accounts, intellectual property, investment property, inventory, equipment and equity interests in their respective subsidiaries. The 2025 Credit Facility contains affirmative and negative covenants customary for financings of this type, including limitations on the NCM LLC’s and its subsidiaries ability to incur additional debt, grant or permit additional liens, make investments and acquisitions, merge or consolidate with others, dispose of assets, pay dividends and distributions, make equity repurchases, pay subordinated indebtedness and enter into affiliate transactions. In addition, the 2025 Credit Facility contains financial covenants requiring NCM LLC to maintain a maximum leverage ratio of no greater than 2.25 to 1.00 and a minimum fixed charge coverage ratio of no less than 1.50 to 1.00, each measured on a quarterly basis. The 2025 Credit Facility also includes events of default customary for facilities of this type and upon the occurrence of such events of default, subject to customary cure rights, all outstanding loans under the 2025 Credit Facility may be accelerated and/or the Company’s commitments terminated. The 2025 Credit Facility also contains representations, warranties, and events of defaults customary for this type of facility.

Share Repurchase Program—Subsequent to the year ended December 26, 2024, in accordance with the stock repurchase plan approved on March 18, 2024 by the Company’s Board of Directors, 586,246 shares were repurchased on the open market for $3.8 million. In accordance with ASC 505—Equity, these shares were retired and any excess over par value paid was recorded as a reduction to retained earnings.

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

Management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Exchange Act as of December 26, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management evaluated the design and operating effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, the Company's management concluded that the Company's internal control over financial reporting as of December 26, 2024 was effective.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders National CineMedia, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of National CineMedia, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 26, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 26, 2024, and our report dated March 6, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Denver, Colorado

March 6, 2025

Item 9B. Other Information

Adoption of 10b5-1 Trading Plans by Our Officers and Directors. The below sets forth written trading plans adopted by certain director and executive officers (as defined in SEC Rule 16a-(f)) during the quarter ended December 26, 2024. All of these plans were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act ( a "Rule 10b5-1 Plan") and were adopted during the quarterly trading window under our Insider Trading Policy. Other than as set forth below, during the three months ended December 26, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K).

On December 18, 2024, Ronnie Ng, our Chief Financial Officer, adopted a Rule 10b5-1 Plan to sell up to 310,913 shares before the plan expires on January 30, 2026, subject to the satisfaction of specific conditions set forth in the plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference from the Company's 2025 Proxy Statement under the heading “Proposal 1- Election of Directors.”

The information required by this item regarding our executive officers is set forth in Part I of this Annual Report on Form 10-K under the heading “Information about our Executive Officers” and is incorporated herein by this reference.

Our Board adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our Board of Directors, Chief Executive Officer and principal financial officer. The Code of Business Conduct and Ethics sets forth the Company’s conflict of interest policy, records retention policy and policies for protection of the Company’s property, business opportunities and proprietary information. Our Code of Business Conduct and Ethics is available free of charge on our website at ncm.com under the tab “Investor Relations–Corporate Governance.” We intend to post on our website any amendments to, or waivers from our Code of Business Conduct and Ethics applicable to senior financial executives.

The Company has an insider trading policy, processes and procedures governing transactions in the Company's securities that apply to all Company personnel, including directors, officers, employees and other covered persons. We believe our insider trading policy, processes and procedures are reasonably designed to promote compliance with insider trading laws, rules, regulations and the listing standards applicable to the Company. A copy is filed as Exhibit 19 to this Annual Report on Form 10-K and is available free of charge on our website at ncm.com under the tab “Investor Relations– Corporate Governance.”

Item 11. Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated herein by reference from the Proxy Statement under the headings “Compensation of Executive Officers” and “Compensation Committee Report”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of directors, executive officers and holders of more than 5% of a class of our voting securities, refer to the Proxy Statement under the heading “Beneficial Ownership,” which information is incorporated herein by reference.

For Equity Incentive Plan information, refer to the Proxy Statement under the heading “Equity Compensation Plan,” which information is incorporated herein by reference.

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

Refer to Index to Financial Statements on page 52.

(b) Exhibits

Refer to Exhibit Index, beginning on page 92.

(c) Financial Statement Schedules

Financial Statement Schedules not included herein have been omitted because they are either not required, not applicable, or the information is otherwise included herein.

INDEX TO EXHIBITS

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
2.1		Confirmation Order, dated July 27, 2023.	8-K	001-33296	2.1	6/27/2023

3.1	*	The Bylaws, as amended February 1, 2024.

3.2		Second Amended and Restated Certificate of Incorporation as amended.	10-Q	001-33296	3.1	11/7/2023

3.3		Certificate of Designation Series B Preferred Stock, dated August 7, 2023.	8-K	001-33296	3.1	8/7/2023

4.1	*	Description of the Registrant’s Securities

10.1	*

National CineMedia, LLC Third Amended and Restated Limited Liability Company Operating Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Cinemark Media, Inc., Regal CineMedia Holdings, LLC and National CineMedia, Inc., as amended through March 18, 2024.

10.2		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and American Multi-Cinema, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission).	10-K	001-33296	10.2.4	2/21/2014

10.2.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of March 9, 2017, by and between National CineMedia, LLC and American Multi-Cinema, Inc.	8-K	001-33296	10.1	3/15/2017

10.3		Amended and Restated Exhibitor Services Agreement dated as of December 26, 2013, by and between National CineMedia, LLC and Cinemark USA, Inc. (Portions omitted pursuant to request for confidential treatment and filed separately with the Commission).	10-K	001-33296	10.3.4	2/21/2014

10.3.1		First Amendment to Amended and Restated Exhibitor Services Agreement dated as of September 17, 2019, by and between National CineMedia, LLC and Cinemark USA, Inc.	8-K	001-33296	10.1	9/17/2019

10.3.2		Second Amendment to Amended and Restated Exhibitor Services Agreement dated as of July 29, 2022, by and between National CineMedia, LLC and Cinemark USA, Inc.	10-Q	001-33296	10.4	8/8/2022

10.4		Common Unit Adjustment Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, American Multi-Cinema, Inc., Cinemark Media, Inc., Regal Cinemas, Inc. and Cinemark USA, Inc. (Confidential treatment granted as to certain portions, which portions were omitted and filed separately with the Commission).	8-K	001-33296	10.6	2/16/2007

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.5		Tax Receivable Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., National CineMedia, LLC, Regal CineMedia Holdings, LLC, Cinemark Media, Inc., Regal Cinemas, Inc., American Multi-Cinema, Inc. and Cinemark USA, Inc.	8-K	001-33296	10.7	2/16/2007

10.5.1		Second Amendment to Tax Receivable Agreement effective as of April 29, 2008, by and by and among NCM, Inc. and National CineMedia, LLC and the Founding Members and the ESA Parties, amending the Tax Receivable Agreement dated as of February 13, 2007 and as first amended by the First Amendment to the Tax Receivable Agreement effective as of August 7, 2007.	8-K	001-33296	10.1	5/5/2008

10.6		Second Amended and Restated Software License Agreement dated as of February 13, 2007, by and among American Multi-Cinema, Inc., Regal CineMedia Corporation, Cinemark USA, Inc., Digital Cinema Implementation Partners, LLC and National CineMedia, LLC.	8-K	001-33296	10.9	2/16/2007

10.7		Director Designation Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Cinemark Media, Inc. and Regal CineMedia Holdings, LLC.	8-K	001-33296	10.10	2/16/2007

10.8		Registration Rights Agreement dated as of February 13, 2007, by and among National CineMedia, Inc., American Multi-Cinema, Inc., Regal CineMedia Holdings, LLC and Cinemark Media, Inc.	8-K	001-33296	10.11	2/16/2007

10.9		Management Services Agreement dated as of February 13, 2007, by and among National CineMedia, Inc. and National CineMedia, LLC.	8-K	001-33296	10.12	2/16/2007

10.10		Restructuring Support Agreement, dated as of April 11, 2023, among the Company, NCM LLC and Consenting Secured Creditors.	8-K	001-33296	10.1	4/12/2023

10.11		Director Designation Agreement, dated as of August 7, 2023, among National CineMedia, Inc., the Consenting Creditor Designation Committee, and Blantyre Capital Limited.	8-K	001-33296	10.3	8/7/2023

10.12		Loan, Security and Guarantee Agreement dated as of August 7, 2023, by and among National CineMedia, LLC, the certain financial institution party thereto as Lenders, and CIT Northbridge Credit LLC as Agent, Sole Lead Arranger and Sole Bookrunner.	8-K	001-33296	10.1	8/7/2023

10.13		Joint Venture Termination and Settlement Agreement, dated June 3, 2023.	10-Q	001-33296	10.6	8/1/2023

			Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date
10.14		Network Affiliate Transaction Agreement by and between National CineMedia, LLC and Regal Cinemas, Inc, dated June 3, 2023.	10-Q	001-33296	10.5	8/1/2023

10.15		Employment Agreement dated as of August 1, 2022, by and between National CineMedia, Inc. and Thomas F. Lesinski.+	10-Q	001-33296	10.3	8/8/2022

10.16		Employment Agreement dated September 5, 2024 between National CineMedia, Inc. and Ronnie Y. Ng.+	10-Q	001-33296	10.1	11/5/2021

10.17		Employment Agreement, dates May 15, 2024 between National CineMedia, Inc. and Catherine Sullivan.+	8-K	001-33296	10.1	5/15/2024

10.18		Form of Indemnification Agreement.+	8-K	001-33296	10.1	2/13/2007

10.19		Form of Indemnification Agreement (August 2018).+	10-Q	001-33296	10.3	8/7/2018

10.20		National CineMedia, Inc. 2007 Equity Incentive Plan.+	8-K	001-33296	10.2	5/2/2013

10.21		National CineMedia, Inc. 2016 Equity Incentive Plan.+	S-8	001-33296	4.1	4/29/2016

10.22		National CineMedia, Inc. 2020 Omnibus Incentive Plan.+	8-K	001-33296	10.2	5/1/2020

10.23		First Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of May 4, 2022.+	8-K	001-33296	10.1	5/9/2022

10.24		Second Amendment to the National CineMedia, Inc. 2020 Omnibus Incentive Plan effective as of November 2, 2023.+	8-K	001-33296	10.1	11/7/2023

10.25		Form of 2019 Stock Option Agreement.+	10-Q	001-33296	10.4	11/4/2019

10.25.1		Form of 2020 Stock Option Agreement.+	10-Q	001-33296	10.5	8/3/2020

10.26		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan.+	S-8	001-33296	4.4	4/29/2016

10.26.1		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2016 Equity Plan, amended.+	10-K	001-33296	10.27.2	2/24/2017

10.26.2		Form of Restricted Stock Unit Agreement under the National CineMedia, Inc. 2020 Omnibus Incentive Plan - Director.+	10-Q	001-33296	10.7	8/3/2020

10.26.3		Form of Restricted Stock Unit Agreement (Time Based) - Emergence Grants.+	8-K	001-33296	10.1	2/2/2024

10.26.4		Form of Restricted Stock Unit Agreement (Performance Based) - Emergence Grants.+	8-K	001-33296	10.2	2/2/2024

10.26.5	*	Form of Restricted Stock Unit Agreement (Time Based).+

10.26.6	*	Form of Restricted Stock Unit Agreement (Performance Based).+

Incorporation by Reference
Exhibit	Ref.	Description	Form	SEC File No.	Exhibit	Filing Date

10.27		Loan and Security Agreement, dated January 24, 2025.	8-K	001-33296	10.1	1/27/25

19.1	*	Insider Trading Policy

21.1	*	List of Subsidiaries.

23.1	*	Consent of Deloitte & Touche LLP.

23.2	*	Consent of Grant Thornton LLP.

24.1	*	Powers of Attorney of National CineMedia, Inc.

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	**	Certification of Chief Executive Officer and Pursuant to 18 U.S.C. Section 1350.

32.2	**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

97.1		Incentive Compensation Recoupment Policy	10-K	001-33296	97.1	3/18/2024

99.1		Modified First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated June 25, 2023.	8-K	001-33296	99.1	6/27/2023

101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

+ Management contract.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL CINEMEDIA, INC.
(Registrant)

Date:	March 6, 2025	/s/ Thomas F. Lesinski
Thomas F. Lesinski
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March, 2025.

	Signature	Title

	/s/ Thomas F. Lesinski	Chief Executive Officer
	Thomas F. Lesinski	(Principal Executive Officer)

	/s/ Ronnie Ng	Chief Financial Officer
	Ronnie Ng	(Principal Financial and Accounting Officer)

Director
Lauren Zalaznick

Director
Bernadette Aulestia

	*	Director
Nicholas Bell

	*	Director
David Glazek

	*	Director
Juliana F. Hill

	*	Director
Nathan Lane

Director
Jean-Philippe Maheu

	*	Director
Joseph Marchese

*By:	/s/ Maria Woods	Attorney-in-fact
Maria Woods